Form 10-K
period 2011-12-31
MetLife Insurance CO of Connecticut
filed 2012-03-22
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At March 22, 2012, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares were owned directly by MetLife, Inc. and the remaining 4,595,317 shares were owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife Insurance Company of Connecticut and its subsidiaries. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife Insurance Company of Connecticut’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) concerns over U.S. fiscal policy and the trajectory of the national debt of the U.S., as well as rating agency downgrades of U.S. Treasury securities; (3) uncertainty about the effectiveness of governmental and regulatory actions to stabilize the financial system, the imposition of fees relating thereto, or the promulgation of additional regulations; (4) increased volatility and disruption of the capital and credit markets, which may affect our ability to seek financing or access MetLife’s credit facilities; (5) impact of comprehensive financial services regulation reform, including regulation of MetLife by the Federal Reserve, on us; (6) exposure to financial and capital market risk, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (7) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect our ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) impairments of goodwill and realized losses or market value impairments to illiquid assets; (11) defaults on our mortgage loans; (12) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (13) our ability to address unforeseen liabilities, asset impairments, or rating actions arising from acquisitions or dispositions and to successfully integrate and manage the growth of acquired businesses with minimal disruption; (14) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (15) downgrades in our claims paying ability, financial strength ratings or MetLife’s credit ratings; (16) ineffectiveness of MetLife’s risk management policies and procedures; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as default or failure of counterparties to perform; (18) discrepancies between actual claims experience and assumptions used in setting prices for our products and establishing the liabilities for our obligations for future policy benefits and claims; (19) catastrophe losses; (20) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, distribution of amounts available under U.S. government programs, and for personnel; (21) unanticipated changes in industry trends; (22) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (23) changes in accounting standards, practices and/or policies; (24) increased expenses relating to pension and postretirement benefit plans for employees and retirees of MetLife and its subsidiaries, as well as health care and other employee benefits; (25) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (26) adverse results or other consequences from litigation, arbitration or regulatory investigations; (27) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (28) discrepancies between actual experience and assumptions used in establishing liabilities related to other contingencies or obligations; (29) regulatory, legislative or tax changes that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to the employees who conduct our business; (30) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on our disaster recovery systems, cyber- or other information security systems and management continuity planning; (31) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (32) other risks and uncertainties described from time to time in MetLife Insurance Company of Connecticut’s filings with the SEC.

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

Note Regarding Reliance on Statements in Our Contracts

See “Exhibit Index — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Annual Report on Form 10-K.

Part I

Item 1.	Business

As used in this Form 10-K, “MICC,” the “Company,” “we,” “our” and “us” refer to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). MetLife Insurance Company of Connecticut is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”).

MICC is organized into three segments: Retirement Products, Corporate Benefit Funding and Insurance Products. The segments are managed separately because they either provide different products and services, require different strategies or have different technology requirements. In addition, the Company reports certain of its results of operations in Corporate & Other. On November 21, 2011, MetLife announced that it will be reorganizing its business into three broad geographic regions and creating a global employee benefits business. While MetLife has initiated certain changes in response to this announcement, including the appointment of certain executive leadership into some of the roles designed for the reorganized structure, the Company continued to evaluate the performance of its operating segments under the existing segment structure as of December 31, 2011. In addition, the Company continues to evaluate its segment performance and allocated resources and may adjust such measurements in the future to better reflect segment profitability.

Retirement Products offers a variety of variable and fixed annuities that are primarily sold to individuals and employees of corporations and other institutions. Variable and fixed annuities provide for both asset accumulation and asset distribution needs.

Corporate Benefit Funding includes an array of annuity and investment products, including guaranteed interest products and other stable value products, income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets.

Insurance Products offers a broad range of protection products and services aimed at serving the financial needs of our customers throughout their lives. These products are sold to individuals and corporations, as well as other institutions and their respective employees. Our Insurance Products segment is organized into two distinct businesses: Individual Life and Non-Medical Health. Individual Life insurance products and services include variable life, universal life, term life and whole life products, including participating business. Non-Medical Health includes individual disability income products.

Corporate & Other contains the excess capital not allocated to the segments, run-off business, the Company’s ancillary international operations, interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts.

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

Sales Distribution

We market our products and services through various distribution groups. Our life insurance and retirement products targeted to individuals are sold via sales forces, comprised of MetLife employees, in addition to third-party organizations. Our corporate benefit funding and non-medical health products are sold via sales forces primarily comprised of MetLife employees. MetLife sales employees work with all distribution groups to better reach and service customers, brokers, consultants and other intermediaries.

Individual Distribution

Our individual distribution sales group targets the large middle-income market, as well as affluent individuals, owners of small businesses and executives of small- to medium-sized companies. We have also been successful in selling our products in various multi-cultural markets. The individual distribution sales group is comprised of three channels: the MetLife distribution channel, a career agency system, the New England financial distribution channel, a general agency system, and MetLife Resources, a career agency system.

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

Policyholder Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet our policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported in the consolidated financial statements in conformity with GAAP. For more details on Policyholder Liabilities see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits.”

In establishing actuarial liabilities for life and non-medical health insurance policies and annuity contracts, we distinguish between short and long duration contracts. Long duration contracts primarily consist of traditional whole life, guaranteed renewable term life, universal life, annuities and individual disability income and long-term care (“LTC”).

Actuarial liabilities for term life, whole life, LTC and limited pay contracts such as single premium immediate individual annuities, structured settlement annuities and certain group pension annuities are equal to the present value of future benefit payments and related expenses less the present value of future net premiums plus premium deficiency reserves, if any. For limited pay contracts, we also defer the excess of the gross premium over the net premium and recognize such excess into income in a constant relationship with insurance in-force for life insurance contracts and in relation to anticipated future benefit payments for annuity contracts.

We determine actuarial liabilities for long duration contracts using assumptions based on experience, plus a margin for adverse deviation. For these long duration contracts, assumptions such as mortality, morbidity and interest rates are “locked in” upon the issuance of new business. However, significant adverse changes in experience on such contracts may require us to establish premium deficiency reserves. Such reserves are determined based on assumptions at the time the premium deficiency reserve is established and do not include a provision for adverse deviation.

The actuarial liabilities established for the above products include future policy benefits (associated with base policies and riders, unearned mortality charges and future disability benefits), other policyholder liabilities (associated with unearned revenues and claims payable) and for unearned revenue (the unamortized portion of front-end loads charged). We also establish liabilities for minimum benefit guarantees relating to certain annuity contracts and secondary guarantees relating to certain life policies.

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

Pursuant to state insurance laws and country regulators, we establish statutory reserves, reported as liabilities, to meet our obligations on our respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves and actuarial liabilities for future policy benefits generally differ based on accounting guidance.

The Connecticut State Insurance Law and regulations require us to submit to the Connecticut Commissioner of Insurance (“Connecticut Commissioner”), or other state insurance departments, with each annual report, an opinion and memorandum of a “qualified actuary” that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for our statutory liabilities with respect to these obligations. See “— Regulation — Insurance Regulation — Policy and Contract Reserve Adequacy Analysis.”

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

The underwriting conducted by our remote underwriting offices and intermediaries, as well as our corporate underwriting office, are subject to periodic quality assurance reviews to maintain high-standards of underwriting and consistency. Such offices are also subject to periodic external audits by reinsurers with whom we do business.

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

Subject to very few exceptions, agents in each of the distribution channels have binding authority for risks which fall within its published underwriting guidelines. Risks falling outside the underwriting guidelines may be submitted for approval to the underwriting department; alternatively, agents in such a situation may call the underwriting department to obtain authorization to bind the risk themselves. In most states, we generally have the right within a specified period (usually the first 60 days) to cancel any policy.

Pricing

Pricing reflects our corporate underwriting standards. Product pricing is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality. For certain investment oriented products in the U.S. and certain business sold internationally, pricing may include prospective and retrospective experience rating features. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates and all prior year gains and losses are borne by us. Retrospective experience rating also involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer; however, the contract includes certain features that allow us to recoup certain losses or distribute certain gains back to the policyholder based on actual prior years’ experience.

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

Rates for individual life insurance products are highly regulated and must be approved by the regulators of the jurisdictions in which the product is sold. Generally such products are renewed annually and may include pricing terms that are guaranteed for a certain period of time. Fixed and variable annuity products are also highly regulated and approved by the respective regulators. Such products generally include penalties for early withdrawals and policyholder benefit elections to tailor the form of the product’s benefits to the needs of the opting policyholder. We periodically reevaluate the costs associated with such options and will periodically adjust pricing levels on our guarantees. Further, from time to time, we may also reevaluate the type and level of guarantee features currently being offered.

We continually review our underwriting and pricing guidelines so that our policies remain competitive and supportive of our marketing strategies and profitability goals. Management does not expect the current economic environment, with its volatility and uncertainty, to materially impact the pricing of our products.

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

Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance balances recoverable could become uncollectible.

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

Retirement Products

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

Corporate Benefit Funding

Our Corporate Benefit Funding segment has periodically engaged in reinsurance activities, as considered appropriate.

Insurance Products

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

Catastrophe Coverage

We have exposure to catastrophes, which could contribute to significant fluctuations in our results of operations. We also use excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.

Reinsurance Recoverables

For information regarding ceded reinsurance recoverable balances, included in premiums, reinsurance and other receivables in the consolidated balance sheets, see Note 8 of the Notes to the Consolidated Financial Statements.

Regulation

Insurance Regulation

MetLife Insurance Company of Connecticut, a Connecticut domiciled insurer, has all material licenses to transact business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, Guam, Puerto Rico, the Bahamas, the U.S. Virgin Islands, and the British Virgin Islands. Each of our insurance companies is regulated and has all material licenses in each U.S. and international jurisdiction where it conducts insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, statutory reserves, reinsurance and capital adequacy, and the business conduct of insurers. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and certain other related materials and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments. See “Risk Factors — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

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

Holding Company Regulation. We are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations.

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

In the past five years, the aggregate assessments levied against us have not been material. We have established liabilities for guaranty fund assessments that we consider adequate. See Note 11 of the Notes to the Consolidated Financial Statements for additional information on the insolvency assessments.

Statutory Insurance Examination. As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of nondomiciliary insurers that are licensed in their states. During the three-year period ended December 31, 2011, we have not received any material adverse findings resulting from state insurance department examinations of our insurance companies conducted during this three-year period.

Regulatory authorities in a small number of states, Financial Industry Regulatory Authority (“FINRA”) and, occasionally, the U.S. Securities and Exchange Commission (“SEC”), have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by us and our subsidiary, Tower Square Securities, Inc. (“Tower Square”). These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to resolve investigations in a similar manner.

Policy and Contract Reserve Adequacy Analysis. Annually, our U.S. insurance companies are required to conduct an analysis of the sufficiency of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from surplus. Since inception of this requirement, our U.S. insurance companies have provided such opinions without qualifications.

NAIC. The National Association of Insurance Commissioners (“NAIC”) is an organization, the mandate of which is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”). However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices. Changes to the Manual or modifications by the various state insurance departments may impact the statutory capital and surplus of our U.S. insurance companies.

Surplus and Capital; Risk-Based Capital. Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of our U.S. insurance companies, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Each of our U.S. insurance companies reports its risk-based capital (“RBC”) requirements based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of each of our U.S. insurance companies was in excess of each of those RBC levels.

In late 2009, following rating agency downgrades of virtually all residential mortgage-backed securities (“RMBS”) from certain vintages, the NAIC engaged PIMCO Advisory (“PIMCO”), a provider of investment advisory services, to analyze approximately 20,000 RMBS held by insurers and evaluate the likely loss that holders of those securities would suffer in the event of a default. PIMCO’s analysis showed that the severity of expected losses on those securities evaluated that are held by our U.S. insurance companies was significantly less than would be implied by the rating agencies’ ratings of such securities. The NAIC incorporated the results of PIMCO’s analysis into the RBC charges assigned to the evaluated securities, with a beneficial impact on the RBC of our U.S. insurance companies. The NAIC utilized the solution again for 2010. The NAIC adopted a similar solution for 2010 for commercial mortgage-backed securities (“CMBS”) by selecting BlackRock Solutions, a provider of investment advisory services, to assist in the RBC determination process. BlackRock Solutions served as a third-party modeler of the 7,000 CMBS holdings of U.S. insurance companies, including our U.S. insurance companies. The impact of the implementation for 2010 of the modeling solution for CMBS on our U.S. insurance companies was minimal. Any revisions to the modeling bases for 2011 are not anticipated to have a material impact on the RBC of our U.S. insurance companies.

In 2011, the NAIC adopted a proposal that permits RBC recognition for the risk mitigation value of the use of derivatives for hedging asset (fixed maturity and equity securities) risk. The adopted measure is effective December 31, 2011 and is anticipated to have a modest, positive impact on the RBC of our U.S. insurance companies.

Regulation of Investments. Each of our U.S. insurance companies is subject to state laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by each of our U.S. insurance companies complied, in all material respects, with such regulations at December 31, 2011.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) includes provisions that may impact our investments and investment activities, including the federal regulation of such activities. Until the various final regulations are promulgated pursuant to Dodd-Frank, and perhaps for some time thereafter, the full impact of Dodd-Frank on such activities will remain unclear. Such provisions and regulations include, but are not limited to, the regulation of the over-the-counter (“OTC”) derivatives markets and prohibitions on covered banking entities engaging in proprietary trading and sponsoring or investing in hedge funds or private equity funds (commonly known as the Volcker Rule). See “— Dodd-Frank and Other Legislative and Regulatory Developments — Regulation of Over-the-Counter Derivatives” and “— Dodd-Frank and Other Legislative and Regulatory Developments — Volcker Rule.”

Federal Initiatives. Although the insurance business in the United States is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business. These areas include financial services regulation, securities regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. See “— Dodd-Frank and Other Legislative and Regulatory Developments.”

Regulation of MetLife as a Bank Holding Company

Currently, as the owner of MetLife Bank, National Association (“MetLife Bank”), a federally-chartered bank, MetLife is regulated as a bank holding company and financial holding company by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”). In December 2011, MetLife Bank and MetLife entered into a definitive agreement to sell most of the depository business of MetLife Bank. The transaction is expected to close in the second quarter of 2012, subject to certain regulatory approvals and other customary closing conditions. Once MetLife Bank has completely exited its depository business, MetLife plans to terminate MetLife Bank’s Federal Deposit Insurance Corporation (“FDIC”) insurance, putting MetLife in a position to be able to deregister as a bank holding company. Upon completion of the foregoing, MetLife will no longer be regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife is designated by the Financial Stability Oversight Council (“FSOC”) as a non-bank systemically important financial institution (“non-bank systemically important financial institution” or “non-bank SIFI”), it could once again be subject to regulation by the Federal Reserve and enhanced supervision and prudential standards. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth” for information regarding enhanced prudential standards applicable to bank holding companies and, possibly, non-bank SIFIs. Regulation of MetLife as a bank holding company or possibly as a non-bank systemically important financial institution could affect our business. For example, enhanced capital requirements applicable to MetLife may adversely affect our ability to compete with other insurers that are not subject to those requirements, and counterparty exposure limits may affect our ability to engage in hedging activities. See “Risk Factors — As a Bank Holding Company and Financial Holding Company, MetLife is Subject to Regulation by the Federal Reserve, Including Risk-Based and Leverage Capital Guidelines, Which May Adversely Affect Our Competitive Position” for information regarding capital requirements applicable to bank holding companies and, possibly, non-bank SIFIs, as well as the results of MetLife’s participation in the Federal Reserve’s 2012 Comprehensive Capital Analysis and Review. At December 31, 2011, MetLife was in compliance with applicable capital requirements currently in effect.

Securities, Broker-Dealer and Investment Adviser Regulation

Some of our activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws administered by the SEC. We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by these registered separate accounts are registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”). Our subsidiary, Tower Square, is registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is a member of, and subject to regulation by, FINRA. Further, Tower Square is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and is also registered as an investment adviser in various states, as applicable. Certain variable contract separate accounts sponsored by us are exempt from registration, but may be subject to other provisions of the federal securities laws.

Federal and state securities regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.

Federal and state securities laws and regulations are primarily intended to protect investors in the securities markets and generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. See “— Dodd-Frank and Other Legislative and Regulatory Developments — Regulation of Brokers and Dealers.”

Environmental Considerations

As an owner and operator of real property, we are subject to extensive federal, state and local environmental laws and regulations. Inherent in such ownership and operation is also the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. In addition, we hold equity interests in companies that could potentially be subject to environmental liabilities. We routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based on information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of such properties will not have a material adverse effect on our business, results of operations or financial condition.

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

The regulations indicate the requirements that must be met so that assets supporting a Transition Policy will not be considered plan assets for purposes of ERISA and the Code. These requirements include detailed disclosures to be made to the employee benefits plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 days notice and receive without penalty, at the policyholder’s option, either (i) the unallocated accumulated fund balance (which may be subject to market value adjustment) or (ii) a book value payment of such amount in annual installments with interest. We have taken and continue to take steps designed to ensure compliance with these regulations.

Dodd-Frank and Other Legislative and Regulatory Developments

Dodd-Frank effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank and the various studies mandated by Dodd-Frank, which are scheduled to be completed over the next few years. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.”

Federal Regulation. Dodd-Frank established the Federal Insurance Office within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. The director is also required to submit a report to Congress regarding how to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states.

Enhanced Prudential Standards. As a large, interconnected bank holding company with assets of $50 billion or more or, if designated as such by the FSOC, a non-bank systemically important financial institution, MetLife will be subject to enhanced prudential standards imposed on such companies. As noted above, prudential standards imposed on MetLife could affect our competitive position relative to insurers that are not subject to those standards. The FSOC has proposed rules governing the process of how it would designate non-bank financial companies that would be subject to enhanced supervision by the Federal Reserve, but these rules have not become final and no non-bank financial companies have been so designated. See “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.”

Regulation of Over-the-Counter Derivatives. Dodd-Frank also includes a new framework of regulation of the OTC derivatives markets which will require clearing of certain types of transactions currently traded OTC and could potentially impose additional costs, including new capital, reporting and margin requirements and additional regulation on the Company. Increased margin requirements on our part, combined with restrictions on securities that will qualify as eligible collateral, could reduce our liquidity and require an increase in our holdings of cash and government securities with lower yields causing a reduction in income. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from our annuity products that offer guaranteed benefits. The derivative clearing requirements of Dodd-Frank could increase the cost of our risk mitigation and expose us to the risk of a default by a clearinghouse with respect to our cleared derivative transactions. In addition, we have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the enactment of Dodd-Frank.

Volcker Rule. Dodd-Frank restricts the ability of insured depository institutions and of companies, such as MetLife, that control an insured depository institution, and their affiliates, to engage in proprietary trading and to sponsor or invest in funds (hedge funds and private equity funds) that rely on certain exemptions from the Investment Company Act. Dodd-Frank provides an exemption for investment activity by a regulated insurance company or its affiliates solely for the general account of such insurance company if such activity is in compliance with the insurance company investment laws of the state or jurisdiction in which such company is domiciled and the appropriate Federal regulators after consultation with relevant insurance commissioners have not jointly determined such laws to be insufficient to protect the safety and soundness of the institution or the financial stability of the U.S. Other exemptions, including, but not limited to, activities for risk-mitigating hedging and activities on behalf of customers, may be available for the general account or separate account activities of insurance companies. Notwithstanding the foregoing, the appropriate Federal regulatory authorities are permitted under the legislation to impose, as part of rulemaking, additional capital requirements and other restrictions on any exempted activity. Dodd-Frank provides for a period of rulemaking during which the effects of the statutory language may be clarified. Among other things, one task of the rulemaking is to appropriately accommodate the business of insurance within an insurance company subject to regulation in accordance with relevant insurance company investments laws. Until the rulemaking is complete, including the scope of the statutory exemptions to be applied to insurance companies for each of the prohibitions on proprietary trading and fund sponsoring or investing, it is unclear whether we may have to alter any of our future activities to comply, including continuing to invest in private investment funds for our general accounts or to issue certain insurance products backed by our separate accounts. See “Risk Factors – Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth.”

Consumer Protection Laws. Dodd-Frank established the CFPB that supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the CFPB has authority to regulate non-insurance consumer services provided throughout the MetLife enterprise.

Orderly Liquidation Authority. Under the provisions of Dodd-Frank relating to the resolution or liquidation of certain types of financial institutions, including bank holding companies, if MetLife were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the U.S. If the FDIC were to be appointed as the receiver for such a company, the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code. In such a liquidation, the holders of such company’s debt could in certain respects be treated differently than under the Bankruptcy Code. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. As required by Dodd-Frank, the FDIC has established rules relating to the priority of creditors’ claims and the potentially dissimilar treatment of similarly situated creditors. These provisions could apply to some financial institutions whose outstanding debt securities we hold in our investment portfolios. Dodd-Frank also provides for the assessment of bank holding companies with assets of $50 billion or more, non-bank SIFIs, and other financial companies with assets of $50 billion or more to cover the costs of liquidating any financial company subject to the new liquidation authority.

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

Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Global market factors, including interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation, all affect the business and economic environment and, ultimately, the amount and profitability of our business. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our business through their effects on general levels of economic activity, employment and customer behavior.

Volatile conditions have continued to characterize financial markets at times, and not all global financial markets are functioning normally. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Beginning in 2010 and continuing throughout 2011, concerns increased about capital markets and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. This, in turn, created market volatility which will continue to affect the performance of various asset classes in 2012, and perhaps longer, until there is an ultimate resolution of these sovereign debt-related concerns. As a result of concerns about the ability of Europe’s perimeter region to service their sovereign debt, these countries have experienced credit ratings downgrades, including the downgrade of Greece’s sovereign debt in July 2011 by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”) to Ca and CC ratings, respectively – rating designations of likely in, or very near, default. On February 27, 2012, S&P downgraded Greece’s credit rating to SD, a rating of selective default. On March 2, 2012, Moody’s further downgraded Greece’s credit rating from Ca to C, which is the lowest Moody’s credit rating. On March 9, 2012, Fitch Ratings (“Fitch”) downgraded Greece’s credit rating to RD, a rating of “restricted default.” On March 13, 2012, Fitch upgraded Greece’s credit rating from RD to B-, reflecting the completion of its sovereign debt exchange with private investors. Despite support programs for Europe’s perimeter region, concerns about the ability to service sovereign debt subsequently expanded to other European Union member states. As a result, in late 2011 and early 2012, several other European Union member states have experienced credit ratings downgrades or have had their credit ratings outlook changed to negative. Although the August 2011 downgrade by S&P of U.S. Treasury securities initially had an adverse effect on financial markets, the extent of the longer-term impact cannot be predicted. In November 2011, Fitch warned that it may in the future downgrade the U.S. credit rating unless action is taken to reduce the national debt of the U.S. It is possible that the August 2011 S&P downgrade and any future downgrades, as well as continued concerns about U.S. fiscal policy and the trajectory of the national debt of the U.S., could have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and could disrupt economic activity in the U.S. and elsewhere. See “— Concerns Over U.S. Fiscal Policy and the Trajectory of the National Debt of the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations.”

Our revenues and net investment income are likely to remain under pressure in uncertain financial market conditions and as a result of low interest rates and our profit margins could erode. Also, in the event of extreme prolonged market events, such as the recent global credit crisis, we could incur significant capital and/or operating losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

We are a significant writer of variable insurance products and certain other products issued through separate accounts. The account values of these products decrease as a result of declining equity markets. Decreases in account values reduce fees generated by these products, cause the amortization of deferred policy acquisition costs (“DAC”) to accelerate and could increase the level of insurance liabilities we must carry to support such products issued with any associated guarantees.

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

The recent financial crisis has precipitated, and may continue to raise the possibility of, legislative, judicial, regulatory and other governmental actions. We cannot predict whether or when such actions may occur, nor can we predict what ultimate impact, if any, either such actions or any of the legislative, judicial, regulatory and other governmental actions of the last several years could have on our business, results of operations and financial condition. See “— Governmental and Regulatory Actions for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect the Competitive Position of MetLife and Its Subsidiaries, Including Us,” “— Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “— As a Bank Holding Company and Financial Holding Company, MetLife is Subject to Regulation by the Federal Reserve, Including Risk-Based and Leverage Capital Guidelines, Which May Adversely Affect Our Competitive Position,” “— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth,” and “— Competitive Factors May Adversely Affect Our Market Share and Profitability.”

Concerns Over U.S. Fiscal Policy and the Trajectory of the National Debt of the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations

Concerns over U.S. fiscal policy and the trajectory of the national debt could have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the U.S. and elsewhere. As a result, our access to, or cost of, liquidity may deteriorate.

In August 2011, S&P downgraded the AAA rating on U.S. Treasury securities to AA+ with a negative outlook, while Moody’s affirmed the Aaa rating on U.S. Treasury securities, but with a negative outlook. In October 2011, Moody’s affirmed its August 2011 ratings, but revised its negative outlook to stable. In November 2011, Fitch affirmed its AAA rating on U.S. Treasury securities but changed its U.S. credit rating outlook to negative from stable, citing the failure of a special Congressional committee to agree on certain deficit reduction measures and warning that it may in the future downgrade the U.S. credit rating unless action is taken to reduce the national debt of the U.S.

As a result of downgrades of U.S. Treasury securities, the market value of some of our investments may decrease, and our capital adequacy could be adversely affected, which could require us to raise additional capital during a period of distress in financial markets, potentially at a higher cost. Further downgrades, together with the sustained current trajectory of the national debt of the U.S., would significantly exacerbate the risks we face and any resulting adverse effects on our business, financial condition and results of operations, including those described under “— Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future,” “— Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Access to Capital and Cost of Capital,” “— Our Participation in a Securities Lending Program Subjects Us to Potential Liquidity and Other Risks” and “— The Determination of the Amount of Allowances and Impairments Taken on Our Investments is Subjective and Could Materially Impact Our Results of Operations or Financial Position.” We cannot predict whether or when these adverse consequences may occur, what other unforeseen consequences may result, or the extent, severity and duration of the impact of such consequences on our business, results of operations and financial condition.

Governmental and Regulatory Actions for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect the Competitive Position of MetLife and Its Subsidiaries, Including Us

In recent years, Congress, the Federal Reserve, the FDIC, the U.S. Treasury and other agencies of the U.S. federal government have taken a number of increasingly aggressive actions (including a series of interest rate reductions that began in the second half of 2007) intended to provide liquidity to financial institutions and markets, to avert a loss of investor confidence in particular troubled institutions, to prevent or contain the spread of the financial crisis and to spur economic growth. Most of these programs have largely run their course or been discontinued. More likely to be relevant to us are the monetary policy implemented by the Federal Reserve and the implementation of Dodd-Frank, which will significantly change financial regulation in the U.S. in a number of areas that could affect us. Given the large number of provisions of Dodd-Frank that must be implemented through regulatory action and the delay with which some aspects of this implementation are taking place, we cannot predict what impact this could have on our business, results of operations and financial condition. The impact of Dodd-Frank implementation will also be affected by MetLife Bank’s pending actions to exit the depository business, MetLife Bank’s decision to exit the forward mortgage origination business, MetLife’s intention to deregister as a bank holding company, and Dodd-Frank rulemaking initiatives relating to non-bank systemically important financial institutions. See “— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth” and “Business — Regulation — Dodd-Frank and Other Legislative and Regulatory Developments.”

The Federal Reserve Board has taken a number of actions in recent years to spur economic activity by keeping interest rates low and may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the level of product sales. There can be no assurance that these actions will have the intended effect or what impact, if any, these actions could have on our business, results of operations and financial condition.

We cannot predict whether the funds made available by the U.S. federal government and its agencies, or other actions taken by the government, will stabilize or further revive the financial markets or harm them or, if the U.S. federal government decides to distribute additional amounts, either by Federal Reserve Board action or by Congressional appropriation, whether those additional actions will have positive or negative effects.

The choices made by the U.S. Treasury, the Federal Reserve Board and the FDIC in their distribution of funds under any future asset purchase programs, as well as any decisions made regarding the imposition of additional regulation on large financial institutions may have, over time, the effect of supporting or burdening some aspects of the financial services industry more than others. Some of our competitors have received, or may in the future receive, benefits under one or more of the federal government’s programs. This could adversely affect our competitive position. See “— Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “— Governmental and Regulatory Actions for the Purpose of Stabilizing and Revitalizing the

Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect the Competitive Position of MetLife and Its Subsidiaries, Including Us,” and “— Competitive Factors May Adversely Affect Our Market Share and Profitability.”

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

In the event market or other conditions have an adverse impact on our capital and liquidity, or any required regulatory stress-testing indicates that such conditions could have such an impact beyond expectations and our current resources do not satisfy our needs or regulatory requirements, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under securities lending agreements.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business, most significantly, our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy regulatory capital requirements (under both insurance and banking laws); and access the capital necessary to grow our business. See “— Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “— As a Bank Holding Company and Financial Holding Company, MetLife is Subject to Regulation by the Federal Reserve, Including Risk-Based and Leverage Capital Guidelines, Which May Adversely Affect Our Competitive Position,” “— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth” and “Business — Regulation — Dodd-Frank and Other Legislative and Regulatory Developments.” As a result, we may be forced to delay raising capital, issue different types of securities than we would have otherwise, less effectively deploy such capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.

Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth

Insurance Regulation. Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation — Insurance Regulation.” State insurance laws regulate most aspects of our U.S. insurance businesses, and our U.S insurance companies are regulated by the insurance regulators of the states in which they are domiciled and the states in which they are licensed.

State laws in the U.S. grant insurance regulatory and other state authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•

regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements, and identifying and paying to the states benefits and other property that is not claimed by the owners;

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

U.S. Federal Regulation Affecting Insurance. Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank allows federal regulators to compel state insurance regulators to liquidate an insolvent insurer under some circumstances if the state regulators have not acted within a specific period. The Federal Reserve Board has also proposed that it be given authority to compel insurance companies to take prompt corrective action in certain circumstances if they are part of a large bank holding company or of a company that has been designated by the FSOC as a non-bank systemically important financial institution. It also establishes the Federal Insurance Office within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. The director is also required to submit a report to Congress regarding how to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states.

Federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, derivatives regulation, mortgage regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, Dodd-Frank imposes restrictions on the ability of affiliates of insured depository institutions (such as MetLife Bank) to engage in proprietary trading or sponsor or invest in hedge funds or private equity funds. See “Business —Regulation — Dodd-Frank and Other Legislative and Regulatory Developments — Volcker Rule.”

Regulation of Brokers and Dealers. Dodd-Frank also authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. See “Business — Regulation — Securities, Broker-Dealer and Investment Adviser Regulation” and “— Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.”

International Regulation. Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. See “— Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” and “Business — Regulation.”

Summary. From time to time, regulators raise issues during examinations or audits of us and our regulated subsidiaries that could, if determined adversely, have a material impact on us. We cannot predict whether or when regulatory actions may be taken that could adversely affect our operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. We are also subject to other regulations and may in the future become subject to additional regulations. See “Business — Regulation.”

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

As a Bank Holding Company and Financial Holding Company, MetLife is Subject to Regulation by the Federal Reserve, Including Risk-Based and Leverage Capital Guidelines, Which May Adversely Affect Our Competitive Position

Currently, as the owner of MetLife Bank, MetLife is regulated as a bank holding company and financial holding company by the Federal Reserve. In December 2011, MetLife Bank and MetLife entered into a definitive agreement to sell most of the depository business of MetLife Bank. The transaction is expected to close in the second quarter of 2012, subject to certain regulatory approvals and other customary closing conditions. Once MetLife Bank has completely exited its depository business, MetLife plans to terminate MetLife Bank’s FDIC insurance, putting MetLife in a position to be able to deregister as a bank holding company. Upon completion of the foregoing, MetLife will no longer be regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife is designated by the FSOC as a non-bank systemically important financial institution (as discussed below), it would once again be subject to regulation by the Federal Reserve and enhanced supervision and prudential standards, such as Regulation YY (see “— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth”). Regulation of MetLife as a bank holding company or possibly as a non-bank systemically important financial institution could affect our business. For example, enhanced capital requirements applicable to MetLife may adversely affect our ability to compete with other insurers that are not subject to those requirements, and counterparty exposure limits may affect our ability to engage in hedging activities. In addition, it could give the Federal Reserve Board the right to require that any of our insurance companies, or insurance company affiliates, take prompt action to correct any financial weaknesses.

The FSOC issued a notice of proposed rulemaking in October 2011, outlining the process it will follow and the criteria it will use to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve as a non-bank systemically important financial institution. If MetLife meets the quantitative thresholds set forth in the proposal, the FSOC will continue with a further analysis using qualitative and quantitative factors.

Capital. MetLife is subject to risk-based and leverage capital guidelines issued by the Federal Reserve for bank holding companies which may adversely affect our ability to compete with other insurers that are not subject to those requirements. The Federal Reserve is required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As a bank holding company with more than $50 billion in assets, MetLife is subject to capital planning requirements administered by the Federal Reserve, including the Federal Reserve’s capital plan rule which requires MetLife to submit annual capital plans which include projections of MetLife’s capital levels under baseline and stress scenarios over a nine-quarter period. Under the capital plan rule, the Federal Reserve will approve or object to a company’s proposed capital actions, such as dividends and stock repurchases, based on the results of those capital plans and the Federal Reserve’s assessment of the robustness of the company’s capital planning processes. In addition, in recent years, the Federal Reserve has conducted its own assessment of bank holding companies’ internal capital planning processes, capital adequacy and proposed capital distributions. MetLife participated in the assessment conducted by the Federal Reserve in 2012, the Comprehensive Capital Analysis and Review. Based on its assessment, the Federal Reserve objected to MetLife’s incremental capital distribution plan, which included a proposed stock repurchase and dividend increase. If MetLife remains a bank holding company, or if it is designated a non-bank systemically important financial institution and is required to submit capital plans to the Federal Reserve in the future, there can be no assurance that the Federal Reserve will approve its future capital plans. Capital planning requirements could have the effect, in practice, of increasing the amounts of capital held by companies subject to the requirements, including MetLife, which could affect their competitive position.

If it remains a bank holding company, MetLife may become required to comply with further requirements relating to the calculation of capital, commonly referred to as “Basel II,” as well as increased capital and liquidity requirements (commonly referred to as “Basel III”) for bank holding companies. It is possible that even more stringent capital and liquidity requirements could be imposed under Basel III and Dodd-Frank as long as MetLife remains a bank holding company or if, in the future, it is designated by the FSOC as a non-bank systemically important financial institution. Certain of our international operations could also be affected by Solvency II, a new capital adequacy regime for the European insurance industry.

Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth

On July 21, 2010, President Obama signed Dodd-Frank. Various provisions of Dodd-Frank could affect our business operations, capital requirements and profitability and limit our growth. See “Business — Regulation — Dodd-Frank and Other Legislative and Regulatory Developments.”

The addition of a new regulatory regime over MetLife and its subsidiaries, including us, the likelihood of additional regulations, and the other changes discussed below and in “Business — Regulation — Dodd-Frank and Other Legislative and Regulatory Developments” could require changes to the operations of MetLife and its subsidiaries, including us. Whether such changes would affect our competitiveness in comparison to other institutions is uncertain, since the Federal Reserve has stated that at least some of our competitors, in particular insurance holding companies that control thrifts, rather than banks, will be similarly affected. Competitive effects are possible, however, if MetLife were required to pay any new or increased assessments and/or satisfy additional capital requirements but its competitors were not, and to the extent any new prudential supervisory standards are imposed on MetLife but not on its competitors. See “— As a Bank Holding Company and Financial Holding Company, MetLife is Subject to Regulation by the Federal Reserve, Including Risk-Based and Leverage Capital Guidelines, Which May Adversely Affect Our Competitive Position.” The impact could be different if MetLife is no longer subject to regulation as a bank holding company, although it could still be subject to enhanced supervision and prudential standards as a non-bank systemically important financial institution, as discussed further below.

Enhanced Prudential Standards. As a large, interconnected bank holding company with assets of $50 billion or more or, if designated as such by the FSOC, a non-bank systemically important financial institution, MetLife will be subject to enhanced prudential standards imposed on such companies. Prudential standards imposed on MetLife could affect our competitive position relative to insurers that are not subject to those standards. The FSOC has proposed rules governing the process of how it would designate non-bank financial companies that would be subject to enhanced supervision by the Federal Reserve, but these rules have not become final and no non-bank financial companies have been so designated.

In December 2011, the Federal Reserve Board issued a release proposing the adoption of enhanced prudential standards required by Dodd-Frank (“Regulation YY”). Regulation YY would impose (i) enhanced RBC requirements, (ii) leverage limits, (iii) liquidity requirements, (iv) single counterparty exposure limits, (v) governance requirements for risk management, (vi) stress test requirements, and (vii) special debt-to-equity limits for certain companies, and would establish a procedure for early remediation based on the failure to comply with these requirements. The Federal Reserve Board invited comment on, among other things, whether and how to apply these standards to non-bank systemically important financial institutions.

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

Under Dodd-Frank, all bank holding companies that have elected to be treated as financial holding companies, such as MetLife, are required to be “well capitalized” and “well managed” as defined by the Federal Reserve, on a consolidated basis, and not just at their depository institution(s), a higher standard than was applicable to financial holding companies before Dodd-Frank. If MetLife is unable to meet these standards, then it could be subject to activity restrictions and could ultimately be required to divest certain operations. See “— Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

We cannot predict whether other proposals will be adopted, or what impact, if any, the adoption of Dodd-Frank or other proposals and the resulting regulations could have on our business, financial condition or results of operations or on our dealings with other financial companies. See also “— Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

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

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Changes in interest rates will impact the net unrealized gain or loss position of our fixed income investment portfolio. If long-term interest rates rise dramatically within a six to 12 month time period, certain of our life insurance businesses and fixed annuity business may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate fixed income investments in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of our life insurance businesses, guaranteed benefits on variable annuities, and structured settlements, sustained declines in long-term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, declines in interest rates may result in increasing the duration of certain life insurance liabilities, creating asset-liability duration mismatches.

Our investment portfolio also contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Changes in interest rates will impact both the net unrealized gain or loss position of our fixed income portfolio and the rates of return we receive on funds invested. Our mitigation efforts with respect to interest rate risk are primarily focused towards maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some amount of ALM mismatch. For this and other reasons, we also use derivative instruments to mitigate interest rate risk. However, our estimate of the liability cash flow profile may be inaccurate and we may be forced to liquidate fixed income investments prior to maturity at a loss in order to cover the cash flow profile of the liability. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our liabilities. See also “— Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Our exposure to credit spreads primarily relates to market price volatility and cash flow variability associated with changes in credit spreads. A widening of credit spreads will adversely impact both the net unrealized gain or loss position of the fixed-income investment portfolio, will increase losses associated with credit-based non-qualifying derivatives where we assume credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, will likely result in higher other-than-temporary impairments (“OTTI”). Credit spread tightening will reduce net investment income associated with new purchases of fixed maturity securities. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes which could have a material adverse effect on our results of operations or financial condition. If there is a resumption of significant volatility in the markets, it could cause changes in credit spreads and defaults and a lack of pricing transparency which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, impairments, and changes in unrealized loss positions.

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

Our investment portfolio contains investments in financial institutions that have significant direct or indirect exposure to debt issued by Portugal, Ireland, Italy and Spain. Recently, the European Union member states have experienced above average public debt, inflation and unemployment as the global economic downturn has developed. A number of member states are significantly impacted by the economies of their more influential neighbors, such as Germany. In addition, financial troubles of one nation can lead to troubles in others. Our investment portfolio also contains investments in revenue bonds issued under the auspices of U.S. states and municipalities and a limited amount of general obligation bonds of U.S. states and municipalities (collectively, “Municipal Bonds”). Recently, certain U.S. states and municipalities have faced budget deficits and financial difficulties. There can be no assurance that the financial difficulties of such U.S. states and municipalities would not have an adverse impact on our Municipal Bond portfolio.

A possible result of the disruption in Europe is the withdrawal of one or more countries from the Euro zone. The extent to which our results of operations, financial condition, liquidity and net investment income would be affected by any such withdrawal will depend on a number of factors, including the identity of the withdrawing country and the likelihood that other counties will follow suit. Risks related to any such withdrawal could include overall economic disruption; capital flight, with attendant risks to the integrity of the European Union banking system; conversion to a national currency, which may be subject to devaluation; inflation risks; increased costs and diminished effectiveness in hedging against declines in the value of the Euro; declines in the value of our investments; credit losses; and an increase in foreign currency exchange rate risks, among others. Foreign currency exchange rate risk will increase if a country withdraws from the Euro zone. The national currency to which such a country may revert will likely be devalued and contracts using the Euro will need to be renegotiated. It is possible that any such devaluation could be significant. We cannot predict the extent of such a devaluation, or the effect of it on our contracts, on our investments in bonds governed by the law of any such country, or on our investments in financial institutions that have significant direct or indirect exposure to debt issued by any such country. Any operations we may have in any such withdrawing country could also be materially adversely affected by legal or governmental actions related to conversion from the Euro to a national currency. See “— Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability” for a discussion of our primary foreign currency exchange risks.

A portion of our investments is made in leveraged buy-out funds, hedge funds and other private equity funds, many of which make private equity investments. The amount and timing of net investment income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income that we record from these investments can vary substantially from quarter to quarter. Significant volatility could adversely impact returns and net investment income on these alternative investment classes. In addition, the extent to which we can continue to invest in such funds is uncertain under Dodd-Frank.

Continuing challenges include continued weakness in the U.S. real estate market, investor anxiety over the U.S. and European economies, defaults or declines in the value of sovereign or financial institution debt, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monoline financial guarantee insurers, deleveraging of financial institutions and hedge funds, sustained high levels of unemployment and the continuing recovery in the inter-bank market. Significant volatility in the markets could cause changes in interest rates, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, impairments, increased valuation allowances and changes in unrealized gain or loss positions.

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

As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing our investment margin. Moreover, borrowers may prepay or redeem the fixed income securities, commercial or agricultural mortgage loans and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”), and significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially affect our results of operations, financial position and cash flows and significantly reduce our profitability. In January 2012, the Federal Reserve Board announced its plans to keep interest rates low until at least through late 2014, 18 months longer than previously planned.

Increases in market interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest sensitive products competitive. We, therefore, may have to accept a lower spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses. Unanticipated withdrawals and terminations may cause us to accelerate the amortization of DAC and VOBA, which reduces net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio. Finally, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.

Some of Our Investments Are Relatively Illiquid and Are in Asset Classes That Have Been Experiencing Significant Market Valuation Fluctuations

We hold certain investments that may lack liquidity, such as privately-placed fixed maturity securities, mortgage loans, policy loans and leveraged leases, equity real estate, including real estate joint ventures and funds, and other limited partnership interests. These asset classes represented 27.4% of the carrying value of our total cash and investments at December 31, 2011. In recent years, even some of our very high quality investments experienced reduced liquidity during periods of market volatility or disruption. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return cash collateral in connection with our investment portfolio, derivatives transactions or securities lending program, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. The reported value of our relatively illiquid types of investments, our investments in the asset classes described above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our investments in the global market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we could be forced to sell them at significantly lower prices. Some provisions of Dodd-Frank may lower the prices for certain fund investments by forcing them to be sold over a relatively short period of time.

Our Participation in a Securities Lending Program Subjects Us to Potential Liquidity and Other Risks

We participate in a securities lending program whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. Returns of loaned securities by the third parties would require us to return the collateral associated with such loaned securities. In addition, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash collateral received from the third parties) may exceed the term of the related securities on loan and the estimated fair value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under stressful capital market and economic conditions, liquidity broadly deteriorates, which may further restrict our ability to sell securities. If we decrease the amount of our securities lending activities over time, the amount of net investment income generated by these activities will also likely decline. See Note 2 of the Notes to the Consolidated Financial Statements.

Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Specified Assets May Adversely Affect Our Liquidity and Expose Us to Counterparty Credit Risk

Some of our transactions with financial and other institutions specify the circumstances under which the parties are required to pledge collateral related to any decline in the estimated fair value of the specified assets. In addition, under the terms of some of our transactions, we may be required to make payments to our counterparties related to any decline in the estimated fair value of the specified assets. The amount of collateral we may be required to pledge and the payments we may be required to make under these agreements may increase under certain circumstances and will likely increase under Dodd-Frank, which could adversely affect our liquidity. See “Business — Regulation — Dodd-Frank and Other Legislative and Regulatory Developments” and Note 11 of the Notes to the Consolidated Financial Statements.

Gross Unrealized Losses on Fixed Maturity and Equity Securities and Defaults, Downgrades or Other Events May Result in Future Impairments to the Carrying Value of Such Securities, Resulting in a Reduction in Our Net Income

Fixed maturity securities represent a significant portion of our investment portfolio. Fixed maturity and equity securities classified as available-for-sale are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. Our gross unrealized gains and gross unrealized losses on fixed maturity and equity securities available for sale at December 31, 2011 were $4.4 billion and $834 million, respectively. The portion of the $834 million of gross unrealized losses for fixed maturity and equity securities where the estimated fair value has declined and remained below amortized cost or cost by 20% or more for six months or greater was $193 million at December 31, 2011. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken.

The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of structured securities could cause the estimated fair value of our fixed maturity securities portfolio and our earnings to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Levels of writedowns or impairments are impacted by our assessment of intent to sell, or whether it is more likely than not that we will be required to sell, fixed maturity securities and the intent and ability to hold equity securities which have declined in value until recovery. If we determine to reposition or realign portions of the portfolio so as not to hold certain equity securities, or intend to sell or determine that it is more likely than not that we will be required to sell, certain fixed maturity securities in an unrealized loss position prior to recovery, then we will incur an OTTI charge in the period that the decision was made not to hold the equity security to recovery, or to sell, or the determination was made it is more likely than not that we will be required to sell the fixed maturity security. Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

The Determination of the Amount of Allowances and Impairments Taken on Our Investments is Subjective and Could Materially Impact Our Results of Operations or Financial Position

The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect changes in allowances and impairments in net investment losses as such evaluations are revised. Additional impairments may need to be taken or allowances provided for in the future. Furthermore, historical trends may not be indicative of future impairments or allowances.

For example, the cost of our fixed maturity and equity securities is adjusted for impairments deemed to be other-than-temporary. The assessment of whether impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The review of our fixed maturity and equity securities for impairment includes an analysis of gross unrealized losses by three categories of securities: (i) securities where the estimated fair value has declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value has declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value has declined and remained below cost or amortized cost by 20% or more for six months or greater.

Additionally, we consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) with respect to fixed maturity securities, whether we have the intent to sell or will more likely than not be required to sell a particular security before recovery of the decline in estimated fair value below cost or amortized cost; (vii) with respect to equity securities, whether we have the ability and intent to hold a particular security for a period of time sufficient to allow for the recovery of its estimated fair value to an amount at least equal to its cost; (viii) with respect to structured securities, changes in forecasted cash flows after considering the quality of the underlying collateral; timing of expected prepayment; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security; and (ix) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Defaults on Our Mortgage Loans and Volatility in Performance May Adversely Affect Our Profitability

Our mortgage loans face default risk and are principally collateralized by commercial and agricultural properties. We establish valuation allowances for estimated impairments at the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the estimated fair value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s observable market price. We also establish valuation allowances for loan losses for pools of loans with similar risk characteristics, such as property types, loan-to-value ratios and debt service coverage ratios when, based on past experience, it is probable that a credit event has occurred and the amount of the loss can be reasonably estimated. These valuation allowances are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlook, as well as other relevant factors. At December 31, 2011, there were no mortgage loans that were either delinquent or in the process of foreclosure. The performance of our mortgage loan investments, however, may fluctuate in the future. In addition, substantially all of our mortgage loans held-for-investment have balloon payment maturities. An increase in the default rate of our mortgage loan investments could have a material adverse effect on our business, results of operations and financial condition through realized investment losses or increases in our valuation allowances.

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

The Defaults or Deteriorating Credit of Other Financial Institutions Could Adversely Affect Us

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds and other investment funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivative transactions, joint venture, hedge fund and equity investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, or lack of action by European Union member governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit the Company’s ability to trade with them. There can be no assurance that any such losses or impairments to the carrying value of these investments or other changes would not materially and adversely affect our business and results of operations.

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

In addition, there may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing due diligence investigations on each business that we have acquired or may acquire. Furthermore, even for obligations and liabilities that we do discover during the due diligence process, neither the valuation adjustment nor the contractual protections we negotiate may be sufficient to fully protect us from losses.

Furthermore, the use of our own funds as consideration in any acquisition would consume capital resources, which could render those funds unavailable for other corporate purposes. We also may not be able to raise sufficient funds to consummate an acquisition if, for example, we are unable to sell our securities or close related bridge credit facilities. Moreover, as a result of uncertainty and risks associated with potential acquisitions and dispositions of businesses, rating agencies may take certain actions with respect to the ratings assigned to MetLife and/or its subsidiaries.

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

The success with which we are able to integrate acquired operations will depend on our ability to manage a variety of issues, including the following:

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

•

If the acquired business relies upon independent distributors to distribute its products, these distributors may not continue to generate the same volume of business for us after the acquisition. Independent distributors may reexamine the scope of their relationship with the acquired business or us as a result of the acquisition and decide to curtail or eliminate distribution of our products.

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

There can be no assurance that we will be successful in managing future growth of any acquired business. In particular, there may be difficulties in hiring and training sufficient numbers of customer service personnel and agents to keep pace with any future growth in the number of customers in our developing or developed markets. In addition, we may experience difficulties in upgrading, developing and expanding information technology systems quickly enough to accommodate any future growth. If we are unable to manage future growth, our prospects may be materially and adversely affected.

Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability

We are exposed to risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our holdings of non-U.S. dollar denominated investments, investments in foreign subsidiaries and net income from foreign operations and issuance of non-U.S. dollar denominated instruments, including guaranteed interest contracts and funding agreements. These risks relate to potential decreases in estimated fair value and income resulting from a strengthening or weakening in foreign exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the estimated fair value of our non-U.S. dollar denominated investments, our investments in foreign subsidiaries, and our net income from foreign operations. Although we use foreign currency derivatives to mitigate foreign currency exchange rate risk, we cannot provide assurance that these methods will be effective or that our counterparties will perform their obligations. See “Quantitative and Qualitative Disclosures About Market Risk.”

Historically, we have matched substantially all of our foreign currency liabilities in our foreign subsidiaries with investments denominated in their respective foreign currency, which limits the effect of currency exchange rate fluctuation on local operating results; however, fluctuations in such rates affect the translation of these results into our U.S. dollar basis consolidated financial statements. Although we take certain actions to address this risk, foreign currency exchange rate fluctuation could have an adverse impact on our reported results due to unhedged positions or the failure of hedges to effectively offset the impact of the foreign currency exchange rate fluctuation. See “Quantitative and Qualitative Disclosures About Market Risk.”

Due to our international operations, during periods when any foreign currency in which we derive our revenues weakens, translating amounts expressed in that currency into U.S. dollars causes fewer U.S. dollars to be reported. When the relevant foreign currency strengthens, translating such currency into U.S. dollars causes more U.S. dollars to be reported. Any unrealized foreign currency translation adjustments are reported in accumulated other comprehensive income (loss). The weakening of a foreign currency relative to the U.S. dollar will generally adversely affect the value of investments in U.S. dollar terms and reduce the level of reserves denominated in that currency.

Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability

Our international operations are exposed to increased political, legal, financial, operational and other risks. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities and regulators, such as the retroactive application of new requirements to sales made prior to their introduction. Such actions may negatively affect our business in these jurisdictions and could indirectly affect our business in other jurisdictions as well. See “— Our Insurance and Brokerage Businesses Are Heavily Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” and “Quantitative and Qualitative Disclosures About Market Risk.” In addition, we rely on local sales forces in these countries and may encounter labor problems resulting from workers’ associations and trade unions in some countries. If our business model is not successful in a particular country, we may lose all or most of our investment in building and training the sales force in that country.

Our international operations may require considerable management time, as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local economic and market conditions. Therefore, as we expand internationally, we may not achieve expected operating margins and our results of operations may be negatively impacted.

A Downgrade or a Potential Downgrade in Our Financial Strength Ratings or Those of MetLife’s Other Insurance Subsidiaries, or MetLife’s Credit Ratings, Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations

Financial strength ratings, which various Nationally Recognized Statistical Rating Organizations (“NRSRO”) publish as indicators of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, our ability to market our products and our competitive position.

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

In addition to the financial strength ratings of MetLife’s insurance subsidiaries, various NRSROs also publish credit ratings for MetLife and several of its subsidiaries. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in MetLife’s overall funding profile and ability to access certain types of liquidity. Downgrades in MetLife’s credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including adversely limiting our access to capital markets, potentially increasing the cost of debt, and requiring us to post collateral. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding the impact of a one-notch downgrade with respect to derivative transactions with credit rating downgrade triggers. Also, at December 31, 2011, $188 million of liabilities associated with funding agreements and other capital market products were subject to credit ratings downgrade triggers that permit early termination subject to a notice period of 90 days.

In view of the difficulties experienced by many financial institutions as a result of the global recession, including our competitors in the insurance industry, we believe it is possible that the NRSROs will continue to heighten the level of scrutiny that they apply to such institutions, will continue to increase the frequency and scope of their credit reviews, will continue to request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the NRSRO models for maintenance of certain ratings levels. Rating agencies use an “outlook statement” of “positive,” “stable,” “negative” or “developing” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a ratings change. A rating may have a “stable” outlook to indicate that the rating is not expected to change; however, a “stable” rating does not preclude a rating agency from changing a rating at any time, without notice. Certain rating agencies assign rating modifiers such as “CreditWatch” or “Under Review” to indicate their opinion regarding the potential direction of a rating. These ratings modifiers are generally assigned in connection with certain events such as potential mergers and acquisitions, or material changes in a company’s results, in order for the rating agencies to perform their analyses to fully determine the rating implications of the event.

We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notice by any NRSRO.

An Inability to Access MetLife’s Credit Facilities Could Result in a Reduction in Our Liquidity and Lead to Downgrades in Our Credit and Financial Strength Ratings

In August 2011, MetLife entered into a $3 billion unsecured five-year credit agreement by amending and restating its October 2010 unsecured 364-day credit agreement, and reduced the outstanding commitment under its October 2010 unsecured three-year credit facility to $1 billion. MetLife also has other facilities which it enters into in the ordinary course of business.

MetLife relies on its credit facilities as a potential source of liquidity. The availability of these facilities to MetLife could be critical to MetLife’s credit ratings, as well as our financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are tight. The credit facilities contain certain administrative, reporting, legal and financial covenants. MetLife must comply with covenants under its credit facilities, including a requirement to maintain a specified minimum consolidated net worth.

MetLife’s right to borrow funds under these facilities is subject to the fulfillment of certain important conditions, including its compliance with all covenants, and its ability to borrow under these facilities is also subject to the continued willingness and ability of the lenders that are parties to the facilities to provide funds. MetLife’s failure to comply with the covenants in the credit facilities or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the facilities, would restrict MetLife’s ability to access these credit facilities when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.

MetLife’s Risk Management Policies and Procedures May Leave Us Exposed to Unidentified or Unanticipated Risk, Which Could Negatively Affect Our Business

Management of risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. MetLife has devoted significant resources to develop and periodically update risk management policies and procedures for itself and its subsidiaries, including us, to reflect ongoing review of risks and expects to continue to do so in the future. Nonetheless, these policies and procedures may not be comprehensive. Many of MetLife’s methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not fully predict future exposures, which can be significantly greater than historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to MetLife. This information may not always be accurate, complete, up-to-date or properly evaluated. In addition, more extensive and perhaps different risk management policies and procedures might have to be implemented under Regulation YY. See “— Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “— Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

Catastrophes May Adversely Impact Liabilities for Policyholder Claims and Reinsurance Availability

Our insurance operations are exposed to the risk of catastrophic events. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, tsunamis and man-made catastrophes may produce significant loss of life in larger areas, especially those that are heavily populated. Claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Also, catastrophic events could harm the financial condition of issuers of obligations we hold in our investment portfolio, resulting in impairments to these obligations, and the financial condition of our reinsurers and thereby increase the probability of default on reinsurance recoveries. Large-scale catastrophes may also reduce the overall level of economic activity in affected countries which could hurt our business and the value of our investments. Our ability to write new business could also be affected.

Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. Significant influenza pandemics have occurred three times in the last century; however the likelihood, timing, and severity of a future pandemic cannot be predicted. A significant pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output and, eventually, on the financial markets. In addition, a pandemic that affected our employees or the employees of our distributors or of other companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses experienced by us. In our group insurance operations, a localized event that affects the workplace of one or more of our group insurance customers could cause a significant loss due to mortality or morbidity claims. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

Most of the jurisdictions in which our insurance companies are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. In addition, certain states have government owned or controlled organizations providing life insurance to their citizens. The activities of such organizations could also place additional stress on the adequacy of guaranty fund assessments. Many of these organizations also have the power to levy assessments similar to those of the guaranty associations described above. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements.”

While in the past five years, the aggregate assessments levied against us have not been material, it is possible that a large catastrophic event could render such guaranty funds inadequate and we may be called upon to contribute additional amounts, which may have a material impact on our financial condition or results of operations in a particular period. We have established liabilities for guaranty fund assessments that we consider adequate, but additional liabilities may be necessary. See Note 11 of the Notes to the Consolidated Financial Statements.

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

Our ability to manage this risk and the profitability of our life insurance business depends in part on our ability to obtain catastrophe reinsurance, which may not be available at commercially acceptable rates in the future. See “— Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses.”

Competitive Factors May Adversely Affect Our Market Share and Profitability

Our segments are subject to intense competition. We believe that this competition is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete with a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employers and other group customers and agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. National banks, which may sell annuity products of life insurers in some circumstances, also have pre-existing customer bases for financial services products. Many of our group insurance products are underwritten annually, and, accordingly, there is a risk that group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with us. The effect of competition may, as a result, adversely affect the persistency of these and other products, as well as our ability to sell products in the future.

In addition, the investment management and securities brokerage businesses have relatively few barriers to entry and continually attract new entrants.

Finally, numerous aspects of our business are subject to regulation. Legislative and other changes affecting the regulatory environment can affect our competitive position within the life insurance industry and within the broader financial services industry. See “Business — Regulation,” “— Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth,” “— Governmental and Regulatory Actions for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect the Competitive Position of MetLife and Its Subsidiaries, Including Us” and “— Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.”

Industry Trends, Including the Consolidation of Distributors of Insurance Products, Could Adversely Affect the Profitability of Our Business

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

The impact on our business and on the life insurance industry generally of the volatility and instability of the financial markets is difficult to predict, and our business plans, financial condition and results of operations may be negatively impacted or affected in other unexpected ways. The Federal Reserve Board has taken a number of actions in recent years to spur economic activity by keeping interest rates low and may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the level of product sales. See “— Governmental and Regulatory Actions for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect the Competitive Position of MetLife and Its Subsidiaries, Including Us.” In addition, the life insurance industry is subject to state regulation and, as complex products are introduced, regulators may refine capital requirements and introduce new reserving standards. Dodd-Frank and other U.S. and international regulatory initiatives may also lead to changes in regulation that may benefit or disadvantage us relative to some of our competitors. See “— Our Insurance and Brokerage Businesses Are Heavily Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth” and “— Competitive Factors May Adversely Affect Our Market Share and Profitability.”

Our Valuation of Fixed Maturity, Equity and Other Securities and Short-Term Investments May Include Methodologies, Estimations and Assumptions Which Are Subject to Differing Interpretations and Could Result in Changes to Investment Valuations That May Materially Adversely Affect Our Results of Operations or Financial Condition

Fixed maturity, equity and other securities and short-term investments which are reported at estimated fair value on the consolidated balance sheets represent the majority of our total cash and investments. We have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level significant input to its valuation. See Note 1 of the Notes to the Consolidated Financial Statements for information regarding the three input levels.

At December 31, 2011, 16.3%, 78.6% and 5.1% of these securities represented Level 1, Level 2 and Level 3, respectively. The Level 1 securities primarily consist of certain U.S. Treasury and agency securities, foreign government securities, RMBS principally to-be-announced securities, exchange traded common stock, exchange traded registered mutual fund interests and short-term money market securities, including U.S. Treasury bills. The Level 2 assets include fixed maturity and equity securities priced principally through independent pricing services using observable inputs. These fixed maturity securities include most U.S. Treasury and agency securities, as well as the majority of U.S. and foreign corporate securities, RMBS, foreign government securities, CMBS, state and political subdivision securities, foreign government securities, and asset-backed securities (“ABS”). Equity securities classified as Level 2 primarily consist of non-redeemable preferred securities and certain equity securities where market quotes are available but are not considered actively traded and are priced by independent pricing services. We review the valuation methodologies used by the independent pricing services on an ongoing basis and ensure that any changes to valuation methodologies are justified. Level 3 assets include fixed maturity securities priced principally through independent non-binding broker quotations or market standard valuation methodologies using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; RMBS; CMBS; ABS and foreign government securities. Equity securities classified as Level 3 securities consist principally of nonredeemable preferred stock and common stock of companies that are privately held or companies for which there has been very limited trading activity or where less price transparency exists around the inputs to the valuation.

Prices provided by independent pricing services and independent non-binding broker quotations can vary widely even for the same security. The determination of estimated fair values by management in the absence of quoted market prices is based on: (i) valuation methodologies; (ii) securities we deem to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, for example sub-prime mortgage-backed securities, mortgage-backed securities where the underlying loans are alternative residential mortgage loans and CMBS, if trading becomes less frequent and/or market data becomes less observable. In times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation, as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in estimated fair values which may be greater or less than the amount at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

If Our Business Does Not Perform Well, We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against the Deferred Income Tax Asset, Which Could Adversely Affect Our Results of Operations or Financial Condition

We were allocated a portion of goodwill representing the excess of the amounts MetLife paid to acquire subsidiaries and other businesses over the estimated fair value of their net assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that the implied fair value of the reporting unit is less than the carrying value of that reporting unit. We perform our annual goodwill impairment testing during the third quarter of each year based upon data as of the close of the second quarter. Goodwill associated with a business acquisition is not tested for impairment during the year the business is acquired unless there is a significant identified impairment event. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level.

The estimated fair value of the reporting unit is impacted by the performance of the business. The performance of our businesses may be adversely impacted by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such writedowns could have an adverse effect on our results of operation or financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Goodwill” and Note 6 of the Notes to the Consolidated Financial Statements.

Long-lived assets, including assets such as real estate, also require impairment testing to determine whether changes in circumstances indicate that we will be unable to recover the carrying amount of the asset group through future operations of that asset group or market conditions that will impact the estimated fair value of those assets. Such writedowns could have a material adverse effect on our results of operations or financial position.

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

If Our Business Does Not Perform Well or if Actual Experience Versus Estimates Used in Valuing and Amortizing DAC, Deferred Sales Inducements (“DSI”) and VOBA Vary Significantly, We May Be Required to Accelerate the Amortization and/or Impair the DAC, DSI and VOBA Which Could Adversely Affect Our Results of Operations or Financial Condition

We incur significant costs in connection with acquiring new and renewal insurance business. Costs that vary with and relate to the production of new and renewal insurance business are deferred as DAC. Bonus amounts credited to certain policyholders, either immediately upon receiving a deposit or as excess interest credits for a period of time, are referred to as DSI. The recovery of DAC and DSI is dependent upon the future profitability of the related business. The amount of future profit or margin is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, we anticipate that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management’s estimates of gross profits or margins, which generally are used to amortize such costs.

If the estimates of gross profits or margins were overstated, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to income. Significant or sustained equity market declines could result in an acceleration of amortization of DAC and DSI related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition.

VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in a charge to income. Also, as VOBA is amortized similarly to DAC and DSI, an acceleration of the amortization of VOBA would occur if the estimates of gross profits or margins were overstated. Accordingly, the amortization of such costs would be accelerated in the period in which the actual experience is known and would result in a charge to net income. Significant or sustained equity market declines could result in an acceleration of amortization of the VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “— Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect Our Financial Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” and Note 1 of the Notes to the Consolidated Financial Statements for further consideration of DAC and VOBA.

Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect Our Financial Statements

Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. Market conditions have prompted accounting standard setters to expose new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions, as well as to issue new standards expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented, is disclosed in our reports filed with the SEC. We will adopt new guidance regarding accounting for DAC in the first quarter of 2012. Under the new guidance, only incremental direct costs associated with the successful acquisition of new or renewal contracts may be capitalized, and direct-response advertising costs may be capitalized under certain conditions. We plan to apply this guidance retrospectively to all prior periods presented in our consolidated financial statements for all insurance contracts; this will result in a reduction of DAC and total equity. See Note 1 of the Notes to the Consolidated Financial Statements. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

Changes in the Discount Rate, Expected Rate of Return and Expected Compensation Increase Assumptions for Pension and Other Postretirement Benefit Plans for Employees and Retirees of MetLife and Its Subsidiaries May Result in Increased Expenses and Reduce Our Profitability

Our allocated pension and other postretirement benefit plan costs are determined based on best estimates of future plan experience. These assumptions are reviewed regularly and include discount rates, expected rates of return on plan assets and expected increases in compensation levels and expected medical inflation. Changes in these assumptions may result in increased expenses and reduce our profitability.

Guarantees Within Certain of Our Products that Protect Policyholders Against Significant Downturns in Equity Markets May Decrease Our Earnings, Increase the Volatility of Our Results if Hedging or Risk Management Strategies Prove Ineffective, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk

Certain of our variable annuity products include guaranteed minimum benefits. These include guaranteed minimum death benefits, guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to net income. We use reinsurance in combination with derivative instruments to mitigate the liability exposure and the volatility of net income associated with these liabilities, and while we believe that these and other actions have mitigated the risks related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. These, individually or collectively, may have a material adverse effect on net income, financial condition or liquidity. We are also subject to the risk that the cost of hedging these guaranteed minimum benefits increases as implied volatilities increase and/or interest rates decrease, resulting in a reduction to net income.

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

Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and/or Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages or other relief. This variability in pleadings, together with our actual experience in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value. See Note 11 of the Notes to the Consolidated Financial Statements.

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

We establish liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for some of the matters noted in Note 11 of the Notes to the Consolidated Financial Statements. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2011.

Over the past several years, we have faced claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products.

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

More than 30 U.S. jurisdictions are auditing MetLife and certain of its affiliates, including MetLife Insurance Company of Connecticut, for compliance with unclaimed property laws. Additionally, Metropolitan Life Insurance Company and certain of its affiliates have received subpoenas and other regulatory inquiries from certain regulators and other officials relating to claims-payment practices and compliance with unclaimed property laws. An examination of these practices by the Illinois Department of Insurance has been converted into a multistate targeted market conduct exam. On July 5, 2011, the New York Insurance Department issued a letter requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. It is possible that other jurisdictions may pursue similar investigations or inquiries, may join the multistate market conduct exam, or issue directives similar to the New York Insurance Department’s letter. It is possible that the audits, market conduct exam, and related activity may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to our procedures for the identification and escheatment of abandoned property. We estimate that the reasonably possible amount of such additional payments in excess of amounts accrued is not material to us.

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

Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Increase the Costs or Administrative Burdens of Providing Benefits to Employees Who Conduct Our Business or Hinder or Prevent MetLife and its Affiliates From Attracting and Retaining Employees, or Affect our Profitability As a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products

The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, and The Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (together, the “Health Care Act”), may lead to fundamental changes in the way that employers, including us, provide health care benefits, other benefits, and other forms of compensation to their employees and former employees. Among other changes, and subject to various effective dates, the Health Care Act generally restricts certain limits on benefits, mandates coverage for certain kinds of care, extends the required coverage of dependent children through age 26, eliminates pre-existing condition exclusions or limitations, requires cost reporting and, in some cases, requires premium rebates to participants under certain circumstances, limits coverage waiting periods, establishes several penalties on employers who fail to offer sufficient coverage to their full-time employees, and requires employers under certain circumstances to provide employees with vouchers to purchase their own health care coverage. The Health Care Act also provides for increased taxation of “high cost” coverage, restricts the tax deductibility of certain compensation paid by health insurers, reduces the tax deductibility of retiree health care costs to the extent of any retiree prescription drug benefit subsidy provided to the employer by the federal government, increases Medicare taxes on certain high earners, and establishes health insurance “exchanges” for individual purchases of health insurance.

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

The Health Care Act also imposes requirements on us as a provider of non-medical health insurance benefit products, subject to various effective dates. It also imposes requirements on the purchasers of certain of these products. We cannot predict the impact of the Act or of regulations, guidance or determinations made by various regulators, on the various products that we offer. Either the Health Care Act or any of these regulatory actions could adversely affect our ability to offer certain of these products in the same manner as we do today. They could also result in increased or unpredictable costs to provide certain products, and could harm our competitive position if the Health Care Act has a disparate impact on our products compared to products offered by our competitors.

Litigation in U.S. federal courts has challenged whether the Health Care Act, or parts of it, are valid and consistent with the U.S. constitution. Some of the recent court decisions on these issues have held that the Health

Care Act is unconstitutional, in whole or in part, and it is expected that the U.S. Supreme Court will decide these issues in 2012. If the Health Care Act is ruled unconstitutional, the resulting disruption to the system of regulation of health care benefits, other benefits, and other forms of compensation in the U.S., and uncertainty regarding the future course of that system of regulation, may have impacts, some of them potentially negative, on the way that we provide health care benefits, other benefits and other forms of compensation to employees, and on our ability to do so in an efficient manner, which could adversely affect our ability to attract, retain, and motivate talented associates and could also result in increased or unpredictable costs. Such a ruling, and the uncertainty it creates, could also result in negative effects on us as a provider of non-medical health insurance benefit products, affecting our ability to offer certain products in the same manner as we do today or resulting in increased or unpredictable costs to provide certain products.

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

In addition, state insurance regulators are becoming more active in adopting and enforcing suitability standards with respect to sales of annuities, both fixed and variable. In particular, the NAIC has adopted a revised Suitability in Annuity Transactions Model Regulation (“SAT”) that will, if enacted by the states, place new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents. Several states have already enacted laws based on the SAT.

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

Changes to Regulations Under the Employee Retirement Income Security Act of 1974 Could Adversely Affect Our Distribution Model by Restricting Our Ability to Provide Customers With Advice

The prohibited transaction rules of ERISA and the Internal Revenue Code generally restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. In October 2011, the DOL issued final regulations which provide limited relief from these investment advice restrictions. If no additional relief is provided regarding these investment advice restrictions, the ability of our broker-dealer subsidiary, Tower Square, and its registered representatives to provide investment advice to ERISA plans and participants, and with respect to IRAs, would likely be significantly restricted. Also, the fee and revenue arrangements of certain advisory programs may be required to be revenue neutral, resulting in potential lost revenues for Tower Square.

Other proposed investment advice regulatory initiatives under ERISA also may negatively impact the current business model of our broker-dealer subsidiary, Tower Square. In particular, the DOL issued a proposed regulation in October 2010 that would, if adopted as proposed, significantly broaden the circumstances under which a person or entity providing investment advice with respect to ERISA plans or IRAs would be deemed a fiduciary under ERISA or the Internal Revenue Code. If adopted, the proposed regulations may make it easier for the DOL in enforcement actions, and for plaintiffs’ attorneys in ERISA litigation, to attempt to extend fiduciary status to advisors who would not be deemed fiduciaries under current regulations. In September 2011, the DOL announced it will re-propose these fiduciary definition regulations, and a new proposal is expected in 2012.

In addition, the DOL has issued a number of regulations recently that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations were issued in final form in October 2010 and become effective in 2012, and the regulations which require service providers to disclose fee and other information to plan sponsors take effect in 2012. These ERISA disclosure requirements will likely increase the regulatory and compliance burden upon us, resulting in increased costs.

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

The Continued Threat of Terrorism and Ongoing Military Actions May Adversely Affect the Level of Claim Losses We Incur and the Value of Our Investment Portfolio

The continued threat of terrorism, both within the U.S. and abroad, ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of terrorism. We cannot predict whether, and the extent to which, companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions, or how any such disruptions might affect the ability of those companies to pay interest or principal on their securities or, to the extent not covered by the terrorism insurance maintained by our commercial and agricultural mortgagees, mortgage loans. The continued threat of terrorism also could result in increased reinsurance prices and reduced insurance coverage and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist actions also could disrupt our operations centers in the U.S. or abroad. In addition, the occurrence of terrorist actions could result in higher claims under our insurance policies than anticipated. See “— Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future.”

The Occurrence of Events Unanticipated in MetLife’s Disaster Recovery Systems and Management Continuity Planning, as well as a Failure in Cyber- or Other Information Security Systems, Could Result in a Loss or Disclosure of Confidential Information, Damage Our Reputation and Could Impair Our Ability to Conduct Business Effectively

In the event of a disaster such as a natural catastrophe, an epidemic, an industrial accident, a blackout, a computer virus, a terrorist attack, a cyberattack or war, unanticipated problems with MetLife’s disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. In addition, in the event that a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.

We depend heavily upon computer systems to provide reliable service. Despite our implementation of a variety of security measures, our computer systems could be subject to physical and electronic break-ins, cyberattacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom we outsource certain functions, or may originate internally.

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

Management believes that the Company’s properties are suitable and adequate for our current and anticipated business operations. MetLife arranges for property and casualty coverage on our properties, taking into consideration our risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with its renewal of those coverages, MetLife has arranged $700 million of property insurance, including coverage for terrorism, on our real estate portfolio through May 1, 2012, its renewal date.

Item 3.	Legal Proceedings

See Note 11 of the Notes to the Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MetLife Insurance Company of Connecticut has 40,000,000 authorized shares of common stock, 34,595,317 shares of which were outstanding at December 31, 2011. Of such outstanding shares, at March 22, 2012, 30,000,000 shares are owned directly by MetLife and the remaining 4,595,317 shares are owned by MetLife Investors Group, Inc. There exists no established public trading market for the Company’s common equity.

During the years ended December 31, 2011 and 2010, MetLife Insurance Company of Connecticut paid a $517 million dividend and a $330 million dividend, respectively, to its stockholders. The maximum amount of dividends which MetLife Insurance Company of Connecticut may pay in 2012, without prior regulatory approval, is $504 million.

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

Under Delaware State Insurance Law, MLI-USA is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife Insurance Company of Connecticut as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). MLI-USA will be permitted to pay a dividend to MetLife Insurance Company of Connecticut in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner of Insurance (“Delaware Commissioner”) and the Delaware Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as unassigned funds) as of the last filed annual statutory statement requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. During the years ended December 31, 2011 and 2010, MLI-USA did not pay dividends to MetLife Insurance Company of Connecticut. Because MLI-USA’s statutory unassigned funds was negative as of December 31, 2011, MLI-USA cannot pay any dividends in 2012 without prior regulatory approval.

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

The following discussion includes references to our performance measure, operating earnings, that is not based on accounting principles generally accepted in the United States of America (“GAAP”). Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources. Consistent with GAAP accounting guidance for segment reporting, operating earnings is our measure of segment performance.

Operating earnings is defined as operating revenues less operating expenses, both net of income tax.

Operating revenues excludes net investment gains (losses) and net derivative gains (losses). The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•

Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIB”) fees (“GMIB Fees”); and

•

Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments but do not qualify for hedge accounting treatment, (ii) excludes certain amounts related to contractholder-directed unit-linked investments, and (iii) excludes certain amounts related to securitization entities that are variable interest entities (“VIEs”) consolidated under GAAP.

The following adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•

Policyholder benefits and claims excludes: (i) amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, (ii) benefits and hedging costs related to GMIBs (“GMIB Costs”), and (iii) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•

Interest credited to policyholder account balances includes adjustments for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of policyholder account balances (“PABs”) but do not qualify for hedge accounting treatment and excludes amounts related to net investment income earned on contractholder-directed unit-linked investments;

•

Amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes costs related to implementation of new insurance regulatory requirements and business combinations.

We believe the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. Operating revenues, operating expenses and operating earnings should not be viewed as substitutes for the following financial measures calculated in accordance with GAAP: GAAP revenues, GAAP expenses and GAAP net income, respectively. Reconciliations of these measures to the most directly comparable GAAP measures are included in “— Results of Operations.”

In 2011, management modified its definition of operating earnings to exclude impacts related to certain variable annuity guarantees and Market Value Adjustments to better conform to the way it manages and assesses its business. Accordingly, such results are no longer reported in operating earnings. Consequently, prior year results for Retirement Products and total consolidated operating earnings have been reduced by $28 million, net of $15 million of income tax, for the year ended December 31, 2010.

In this discussion, we sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. For a discussion of the Company’s significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	estimated fair values of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(iv)	amortization of DAC and the establishment and amortization of VOBA;

(v)	measurement of goodwill and related impairment, if any;

(vi)	liabilities for future policyholder benefits and the accounting for reinsurance;

(vii)	measurement of income taxes and the valuation of deferred tax assets; and

(viii)	liabilities for litigation and regulatory matters.

In applying the Company’s accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from these estimates.

Estimated Fair Value of Investments

In determining the estimated fair value of fixed maturity securities, equity securities, investments in other securities, short-term investments, cash equivalents and mortgage loans, various methodologies, assumptions and inputs are utilized.

When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, giving priority to observable inputs. The market standard valuation methodologies utilized include: discounted cash flow methodologies, matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity, estimated duration and management’s assumptions regarding liquidity and estimated future cash flows. Accordingly, the estimated fair values are based on available market information and management’s judgments about financial instruments.

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

See Note 4 of the Notes to the Consolidated Financial Statements for additional information regarding the estimated fair value of investments.

Investment Impairments

One of the significant estimates related to available-for-sale securities is the evaluation of investments for impairments. The assessment of whether impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairment includes an analysis of gross unrealized losses by three categories of severity and/or age of gross unrealized loss. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given by the Company to a decline in estimated fair value and the likelihood such estimated fair value decline will recover.

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

(vii)

with respect to equity securities, whether the Company’s ability and intent to hold a particular security for a period of time sufficient to allow for the recovery of its estimated fair value to an amount at least equal to its cost;

(viii)

with respect to structured securities, changes in forecasted cash flows after considering the quality of underlying collateral; expected prepayment speeds; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security; and

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

See Note 2 of the Notes to the Consolidated Financial Statements for additional information relating to investment impairments.

Derivative Financial Instruments

The determination of estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 3 of the Notes to the Consolidated Financial Statements for additional details on significant inputs into the over-the-counter derivative pricing models and credit risk adjustment.

The Company issues certain variable annuity products with guaranteed minimum benefits, which are measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses).The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The valuation of these embedded derivatives also includes an adjustment for the Company’s nonperformance risk and risk margins for non-capital market inputs. The nonperformance risk adjustment, which is captured as a spread over the risk free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.

As part of its regular review of critical accounting estimates, the Company periodically assesses inputs for estimating nonperformance risk in fair value measurements. During the second quarter of 2010, the Company completed a study that aggregated and evaluated data, including historical recovery rates of insurance companies, as well as policyholder behavior observed during the recent financial crisis. As a result, at the end of the second quarter of 2010, the Company refined the manner in which its insurance subsidiaries incorporate expected recovery rates into the nonperformance risk adjustment for purposes of estimating the fair value of investment-type contracts and embedded derivatives within insurance contracts. The refinement impacted the Company’s net income, with no effect on operating earnings.

The accounting for derivatives is complex and interpretations of accounting standards continue to evolve in practice. If it is determined that hedge accounting designations were not appropriately applied, reported net income could be materially affected. Differences in judgment as to the availability and application of hedge accounting designations and the appropriate accounting treatment may result in a differing impact on the consolidated financial statements of the Company from that previously reported. Assessments of hedge effectiveness and measurements of ineffectiveness of hedging relationships are also subject to interpretations and estimations and different interpretations or estimates may have a material effect on the amount reported in net income.

Variable annuities with guaranteed minimum benefits may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates, changes in the Company’s nonperformance risk, variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income. If interpretations change, there is a risk that features previously not bifurcated may require bifurcation and reporting at estimated fair value in the consolidated financial statements and respective changes in estimated fair value could materially affect net income.

Additionally, the Company ceded the risk associated with certain of the variable annuities with guaranteed minimum benefits described in the preceding paragraphs to an affiliated reinsurance company. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer. Because certain of the direct guarantees do not meet the definition of an embedded derivative and, thus are not accounted for at fair value, significant fluctuations in net income may occur since the change in fair value of the embedded derivative on the ceded risk is being recorded in net income without a corresponding and offsetting change in fair value of the direct guarantee. See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company’s derivatives and hedging programs.

Deferred Policy Acquisition Costs and Value of Business Acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that vary with and relate to the production of new and renewal insurance business are deferred as DAC. Such costs consist principally of commissions, certain agency expenses and policy issuance expenses. VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. The Company will adopt new guidance regarding the accounting for DAC beginning in the first quarter of 2012 and will apply it retrospectively to all prior periods presented in its consolidated financial statements for all insurance contracts. The Company estimates that DAC will be reduced by approximately $650 million to $750 million and total equity will be reduced by approximately $450 million to $500 million, net of income tax, as of the date of adoption. See Note 1 of the Notes to the Consolidated Financial Statements.

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period which can result in significant fluctuations in amortization of DAC and VOBA. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these events and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the DAC and VOBA amortization of approximately $72 million with an offset to the Company’s unearned revenue liability of approximately $1 million for this factor.

The Company also periodically reviews other long-term assumptions underlying the projections of estimated gross margins and profits. These include investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency, and expenses to administer business. Assumptions used in the calculation of estimated gross margins and profits which may have significantly changed are updated annually. If the update of assumptions causes expected future gross margins and profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross margins and profits to decrease.

The Company’s most significant assumption updates resulting in a change to expected future gross margins and profits and the amortization of DAC and VOBA are due to revisions to expected future investment returns, expenses, in-force or persistency assumptions, variable and universal life contracts and annuity contracts. During 2011, the amount of net investment gains (losses), as well as the assumption updates associated with future policyholder behavior and the separate account rate of returns also resulted in significant changes to actual and expected future gross profits impacting amortization of DAC and VOBA. The Company expects these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and the Company is unable to predict their movement or offsetting impact over time.

Goodwill

Goodwill is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test.

For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit goodwill is compared to the carrying value of that goodwill to measure the amount of impairment loss, if any. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value (with or without accumulated other comprehensive income), the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit. The estimated fair values of the retirement products and individual life reporting units are particularly sensitive to the equity market levels.

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

In the fourth quarter of 2011, MetLife announced that it will be reorganizing its business into three broad geographic regions, and creating a global employee benefits business. As a result, the Company’s reporting structure may change the composition of certain of its reporting units.

See Note 6 of the Notes to the Consolidated Financial Statements for additional information on the Company’s goodwill.

Liability for Future Policy Benefits

Generally, future policy benefits are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, disability incidence, disability terminations, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a block of business basis. If experience is less favorable than assumed, additional liabilities may be established, resulting in a charge to policyholder benefits and claims.

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

Future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts are based on estimates of the expected value of benefits in excess of the projected account balance, recognizing the excess ratably over the accumulation period based on total expected assessments. Liabilities for universal and variable life secondary guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary guarantee liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk.

The Company periodically reviews its estimates of actuarial liabilities for future policy benefits and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing these policies and guarantees, as well as in the establishment of the related liabilities, result in variances in profit and could result in losses.

See Note 7 of the Notes to the Consolidated Financial Statements for additional information on the Company’s liability for future policy benefits.

Reinsurance

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

See Note 8 of the Notes to the Consolidated Financial Statements for additional information on the Company’s reinsurance programs.

Income Taxes

The Company provides for federal, state and foreign income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions. These tax laws are complex and are subject to differing interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign.

The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Factors in management’s determination include the performance of the business and its ability to generate capital gains. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

(i)	future taxable income exclusive of reversing temporary differences and carryforwards;

(ii)	future reversals of existing taxable temporary differences;

(iii)	taxable income in prior carryback years; and

(iv)	tax planning strategies.

Disputes over interpretations of the tax laws may be subject to review and adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon audit. The Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in the financial statements. The Company may be required to change its provision for income taxes when estimates used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

See Note 10 of the Notes to the Consolidated Financial Statements for additional information on the Company’s income taxes.

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

See Note 11 of the Notes to the Consolidated Financial Statements for additional information regarding the Company’s assessment of litigation contingencies.

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

Results of Operations

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Consolidated Results

We have experienced growth and an increase in market share in several of our businesses which positively impacted our results, most significantly through higher policy fee income. Sales of our annuity products were up 71% compared to the prior year, primarily as a result of an increase in variable annuity sales, driven by the introduction of a new higher benefit, lower-risk variable annuity rider. We also benefited from increased issuances of funding agreements in the second quarter of 2011. Our pension closeout sales in the United Kingdom were strong as we continue to penetrate the market, with a premium increase of $424 million before income tax. While the premium for this business is almost entirely offset by the related change in policyholder benefits, the favorable results contribute to the growth in our investment portfolio. We also continue to experience growth in our variable, universal and term life businesses.

	Years Ended December 31,
	2011	2010	Change	% Change
	(In millions)
Revenues
Premiums	$1,828	$1,067	$761	71.3%
Universal life and investment-type product policy fees	1,956	1,639	317	19.3%
Net investment income	3,083	3,157	(74)	(2.3)%
Other revenues	508	503	5	1.0%
Net investment gains (losses)	35	150	(115)	(76.7)%
Net derivative gains (losses)	1,119	58	1,061

Total revenues	8,529	6,574	1,955	29.7%

Expenses
Policyholder benefits and claims	2,660	1,905	755	39.6%
Interest credited to policyholder account balances	1,189	1,271	(82)	(6.5)%
Capitalization of DAC	(1,478)	(978)	(500)	(51.1)%
Amortization of DAC and VOBA	1,296	839	457	54.5%
Interest expense on debt	389	472	(83)	(17.6)%
Other expenses	2,712	1,988	724	36.4%

Total expenses	6,768	5,497	1,271	23.1%

Income (loss) before provision for income tax	1,761	1,077	684	63.5%
Provision for income tax expense (benefit)	521	320	201	62.8%

Net income	$1,240	$757	$483	63.8%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the year ended December 31, 2011, net income increased $483 million to $1.2 billion primarily driven by a favorable change in net derivative gains (losses), net of related adjustments principally associated with DAC and VOBA amortization, and an increase in operating earnings.

We manage our investment portfolio using disciplined Asset/Liability Management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing, net of income tax, risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures, provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currencies, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our specific mix of products and business segments. In addition, the general account investment portfolio includes, within other securities, contractholder-directed investments supporting unit-linked variable annuity type liabilities, which do not qualify as separate account assets. The returns on these contractholder-directed investments, which can vary significantly period to period, include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in PABs through interest credited to policyholder account balances.

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

Investments are purchased to support our insurance liabilities and not to generate net investment gains and losses. However, net investment gains and losses are incurred and can change significantly from period to period due to changes in external influences, including changes in market factors such as interest rates, foreign currencies, credit spreads and equity markets; counterparty specific factors such as financial performance, credit rating and collateral valuation; and internal factors such as portfolio rebalancing. Changes in these factors from period to period can significantly impact the levels of both impairments and realized gains and losses on investments sold.

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

The favorable change in net derivative gains (losses) of $689 million, from gains of $38 million in 2010 to gains of $727 million in 2011, was primarily driven by a favorable change in freestanding derivatives of $597 million and a favorable change in embedded derivatives of $92 million primarily associated with variable annuity minimum benefit guarantees. The $597 million favorable change in freestanding derivatives was primarily attributable to the impact of falling long-term and mid-term interest rates, equity market movements and volatility, and currency exchange rate movements. Long-term and mid-term interest rates fell more in 2011 than in 2010, which had a positive impact of $465 million on our interest rate derivatives, $115 million of which was attributable to hedges of variable annuity minimum benefit guarantee liabilities that are accounted for as embedded derivatives. The impact of equity market movements and equity volatility in 2011 compared to 2010 had a positive impact of $75 million on our equity derivatives, which was primarily attributable to hedges of variable annuity minimum benefit guarantee liabilities that are accounted for as embedded derivatives. Foreign currency derivatives had a positive impact of $48 million related to hedges of foreign currency exposures.

Certain variable annuity products with minimum benefit guarantees contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract with changes in estimated fair value recorded in net derivative gains (losses). The fair value of these embedded derivatives also includes an adjustment for nonperformance risk, which is unhedged. The $92 million favorable change in embedded derivatives was primarily attributable to a favorable change in ceded affiliated reinsurance assets of $1.2 billion and a favorable change in the adjustment for nonperformance risk of $315 million on direct liabilities, partially offset by an unfavorable change in market factors on direct liabilities of $850 million, an unfavorable change in the adjustment for the reinsurer’s nonperformance risk of $436 million and an unfavorable change in other unhedged non-market risks of $182 million on the direct liabilities. The aforementioned $315 million favorable change in the adjustment for nonperformance risk was net of a prior period loss of $256 million relating to a refinement in estimating the spreads used in the adjustment for nonperformance risk. The aforementioned unfavorable change in the adjustment for the reinsurer’s nonperformance risk of $436 million was net of a prior period gain of $380 million relating to a refinement in estimating the spreads used in the adjustment for nonperformance risk.

The unfavorable change in net investment gains of $75 million was primarily due to foreign currency transaction losses on unhedged foreign denominated guaranteed investment contracts, realized losses on sales of equity securities and increased impairments and decreased realized gains on sales of fixed maturity securities, partially offset by a reduction in the non-specific mortgage valuation allowance reflecting improving real estate market fundamentals.

Income tax expense for the year ended December 31, 2011 was $521 million, or 30% of income (loss) before provision for income tax, compared with $320 million, or 30% of income (loss) before provision for income tax, for 2010. The Company’s 2011 and 2010 effective tax rates differ from the U.S. statutory rate of 35% primarily due to the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing, in relation to income (loss) before provision for income tax.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to net income, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for GAAP net income. Operating earnings increased $122 million to $795 million in 2011 from $673 million in 2010.

Reconciliation of net income to operating earnings

	Years Ended December 31,
	2011	2010
	(In millions)
Net income	$1,240	$757
Less: Net investment gains (losses)	35	150
Less: Net derivative gains (losses)	1,119	58
Less: Other adjustments to net income (1)	(481)	(79)
Less: Provision for income tax (expense) benefit	(228)	(45)

Operating earnings	$795	$673

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Years Ended December 31,
	2011	2010
	(In millions)
Total revenues	$8,529	$6,574
Less: Net investment gains (losses)	35	150
Less: Net derivative gains (losses)	1,119	58
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	11	(1)
Less: Other adjustments to revenues (1)	406	510

Total operating revenues	$6,958	$5,857

Total expenses	$6,768	$5,497
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	419	84
Less: Other adjustments to expenses (1)	479	504

Total operating expenses	$5,870	$4,909

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Consolidated Results – Operating

	Years Ended December 31,
	2011	2010	Change	% Change
		(In millions)
OPERATING REVENUES
Premiums	$1,828	$1,067	$761	71.3%
Universal life and investment-type product policy fees	1,834	1,553	281	18.1%
Net investment income	2,788	2,734	54	2.0%
Other revenues	508	503	5	1.0%

Total operating revenues	6,958	5,857	1,101	18.8%

OPERATING EXPENSES
Policyholder benefits and claims	2,540	1,830	710	38.8%
Interest credited to policyholder account balances	1,168	1,243	(75)	(6.0)%
Capitalization of DAC	(1,478)	(978)	(500)	(51.1)%
Amortization of DAC and VOBA	885	756	129	17.1%
Interest expense on debt	67	70	(3)	(4.3)%
Other expenses	2,688	1,988	700	35.2%

Total operating expenses	5,870	4,909	961	19.6%

Provision for income tax expense (benefit)	293	275	18	6.5%

Operating earnings	$795	$673	$122	18.1%

Unless otherwise stated, all amounts discussed below are net of income tax.

The $122 million increase in operating earnings was driven by growth in most of our businesses which increased our policy fees and investment income partially offset by increased expenses.

Strong sales in 2011 increased operating earnings by $271 million. Positive net cash flows generated from the majority of our businesses were the primary drivers of increases in both invested assets and separate account assets. Policy fee income increased $173 million, primarily from our annuity business. In our variable annuity products, policy fees are calculated as a percentage of the average assets in separate accounts. Invested asset growth generated higher investment earnings of $113 million. Most of our businesses experienced growth in their in-force business which increased insurance liabilities and resulted in higher interest credited on long-duration contracts and on our PABs, decreasing operating earnings by $26 million. In addition, strong sales were the primary drivers of a $22 million increase in operating earnings in our term life business. Growth in our annuity business was the most significant contributor of the $336 million increase in variable expenses, such as commissions, premium taxes and other volume-related costs associated with sales activity, the majority of which was offset by an increase in related DAC capitalization of $325 million.

In 2011, interest rate markets declined while equity markets remained relatively flat compared to much stronger 2010 equity market performance. These factors contributed to an $81 million net decrease in operating earnings. Increased average separate account balances were driven primarily by increased variable annuity net cash flows and favorable equity market performance in 2010 and 2011. Increased policy fees and other revenues attributable to market performance resulted in a $52 million operating earnings increase, most notably in our annuity products. Operating earnings also increased $29 million primarily driven by lower average crediting rates on annuity fixed rate funds, as a result of declining interest rate markets. More than offsetting these favorable results was a $15 million decrease in investment earnings due to lower yields and an increase in certain expenses. DAC, VOBA and deferred sales inducements (“DSI”) amortization and certain insurance-related liabilities are sensitive to market fluctuations, which was the primary driver of higher expenses in these categories. In particular, the less favorable 2011 investment markets caused an acceleration of DAC and DSI amortization. In our annuity products, DAC and DSI amortization increased $85 million, net of assumption updates, offset by a decrease of $8 million in our individual life products. Additionally, higher market driven expenses of $70 million, such as letter of credit fees, contributed to a decrease in operating earnings.

On an annual basis, we perform experience studies as well as update our assumptions surrounding both expected policyholder behaviors and the related investment environment. These updates, commonly known as unlocking events, result in changes to certain insurance related liabilities, DAC and revenue amortization. The impact of our updates to the assumptions, primarily related to policyholder behaviors, and the related investment environment, coupled with insurance related refinements, in both 2011 and 2010, resulted in a net decrease to operating earnings of $42 million in the current year.

We benefited from a higher income tax benefit of $31 million over the 2010 period, primarily due to a higher utilization of tax-preferenced investments which provided tax credits and deductions. The positive resolution of certain legal matters in 2010 decreased operating earnings by $27 million in 2011. The Company also incurred $11 million of expenses related to a liquidation plan filed by the New York State Department of Financial Services for Executive Life Insurance Company of New York in the third quarter of 2011.

Effects of Inflation

Management believes that inflation has not had a material effect on its consolidated results of operations, except insofar as inflation may affect interest rates.

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

Off-Balance Sheet Arrangements

Collateral for Securities Lending and Derivative Financial Instruments

The Company has non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or repledged, and which has not been recorded on its consolidated balance sheets. The Company participates in a securities lending program in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio. The amount of this collateral was $137 million at estimated fair value at December 31, 2011. There was no non-cash collateral for securities lending on deposit from customers at December 31, 2010. See “Securities Lending” in Note 1 of the Notes to the Consolidated Financial Statements for discussion of the Company’s securities lending program and the classification of revenues and expenses and the nature of the secured financing arrangement and associated liability. See also “Securities Lending” in Note 2 of the Notes to the Consolidated Financial Statements.

The Company has non-cash collateral from counterparties for derivative financial instruments, which can be sold or repledged subject to certain constraints, and has not been recorded on its consolidated balance sheets. The Company enters into derivative financial instruments to manage various risks relating to its ongoing business operations. The amount of this collateral was $315 million and $3 million at December 31, 2011 and 2010, respectively, which were held in separate custodial accounts and not recorded on the Company’s consolidated balance sheets. See “— Liquidity and Capital Resources — Derivatives and Collateral” and “Derivatives” in Note 3 of the Notes to the Consolidated Financial Statements for information on the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of the Company’s derivative financial instruments.

Guarantees

See “Guarantees” in Note 11 of the Notes to the Consolidated Financial Statements.

Other

Additionally, the Company has the following commitments in the normal course of business for the purpose of enhancing the Company’s total return on its investment portfolio:

•	Commitments to Fund Partnership Investments;

•	Mortgage Loan Commitments;

•	Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments; and

•	Other Commitments.

See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 2 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “Fixed Maturity and Equity Securities Available-for-Sale,” “Mortgage Loans,” “Real Estate and Real Estate Joint Ventures,” and “Other Limited Partnerships” in Note 2 of the Notes to the Consolidated Financial Statements for information on our investment in fixed maturity securities, mortgage loans and partnership investments.

Other than the commitments disclosed in Note 11 of the Notes to the Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund partnership investments, mortgage loans, bank credit facilities and private corporate bond investments and other commitments.

Liquidity and Capital Resources

Our business and results of operations are materially affected by conditions in the global capital markets and the global economy. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. The global economy and markets are still affected by a period of significant stress that began in the second half of 2007. This disruption adversely affected the financial services sector, in particular, and global capital markets. Consequently, financial institutions paid higher spreads over benchmark U.S. Treasury securities than before the market disruption began.

Beginning in 2010 and continuing throughout 2011, concerns increased about capital markets and the solvency of certain European Union member states and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. The Japanese economy was significantly negatively impacted by the March 2011 earthquake and tsunami. Disruptions to the Japanese economy are having, and will continue to have, negative impacts on the overall global economy, not all of which can be foreseen. Although the August 2011 downgrade by Standard & Poor’s Ratings Services (“S&P”) of U.S. Treasury securities initially had an adverse effect on financial markets, the extent of the longer-term impact cannot be predicted. In November 2011, Fitch Ratings warned that it may in the future downgrade the U.S. credit rating unless action is taken to reduce the national debt of the U.S. It is possible that the August 2011 S&P downgrade and any future downgrades, as well as continued concerns about U.S. fiscal policy and the trajectory of the national debt of the U.S., could have severe repercussions to the U.S. and global credit and financial markets, could further exacerbate concerns over sovereign debt of other countries and could disrupt economic activity in the U.S. and elsewhere. All of these factors could affect the Company’s ability to meet liquidity needs and obtain capital. See “Risk Factors — Concerns Over U.S. Fiscal Policy and the Trajectory of the National Debt of the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations.”

Liquidity Management.  Based upon the strength of its franchise, diversification of its businesses and strong financial fundamentals, we continue to believe the Company has ample liquidity to meet business requirements under current market conditions and unlikely but reasonably possible stress scenarios. The Company’s short-term liquidity position includes cash and cash equivalents and short-term investments, excluding: (i) cash collateral received under the Company’s securities lending program that has been reinvested in cash and cash equivalents, short-term investments and publicly-traded securities, and (ii) cash collateral received from counterparties in connection with derivative instruments. At both December 31, 2011 and 2010, the Company’s short-term liquidity position was $1.2 billion. We continuously monitor and adjust our liquidity and capital plans for the Company in light of changing needs and opportunities.

Insurance Liabilities.  The Company’s principal cash outflows primarily relate to the liabilities associated with its various life insurance, annuity and group pension products, operating expenses and income tax, as well as principal and interest on its outstanding debt obligations. Liabilities arising from its insurance activities primarily relate to benefit payments under the aforementioned products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retirement Products segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the years ended December 31, 2011 and 2010, general account surrenders and withdrawals from annuity products were $1.9 billion and $1.8 billion, respectively. In Corporate Benefit Funding, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements (including funding agreements with the Federal Home Loan Bank of Boston) and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. Of the Corporate Benefit Funding liabilities, $188 million were subject to credit ratings downgrade triggers that permit early termination subject to a notice period of 90 days.

Securities Lending.  Under the Company’s securities lending program, the Company was liable for cash collateral under its control of $6.5 billion and $7.1 billion at December 31, 2011 and 2010, respectively. For further details on the securities lending program and the related liquidity needs, see Note 2 of the Notes to the Consolidated Financial Statements.

Derivatives and Collateral.  The Company pledges collateral to, and has collateral pledged to it by, counterparties under the Company’s current derivative transactions. At December 31, 2011 and 2010, the Company was obligated to return cash collateral under its control of $1.6 billion and $965 million, respectively. See Note 3 of the Notes to the Consolidated Financial Statements. With respect to derivative transactions with credit ratings downgrade triggers, a two-notch downgrade would have increased the Company’s derivative collateral requirements by $4 million at December 31, 2011.

Funding Agreements.  The Company had total obligations under funding agreements with various counterparties of $6.1 billion and $6.9 billion at December 31, 2011 and 2010, respectively, which are included in PABs. During the years ended December 31, 2011, 2010 and 2009, the Company issued $12.9 billion, $19.3 billion and $14.5 billion, respectively, and repaid $13.5 billion, $18.8 billion and $15.4 billion, respectively, of funding agreements. For further information, see Note 7 of the Notes to the Consolidated Financial Statements.

Investment and Other.  Additional cash outflows include those related to investments in real estate, limited partnerships and joint ventures, as well as litigation related liabilities.

Support Agreements.  MetLife Insurance Company of Connecticut is a party to capital support commitments with certain of its subsidiaries. Under these arrangements, MetLife Insurance Company of Connecticut, with respect to the applicable entity, has agreed to cause such entity to meet specified capital and surplus levels. We anticipate that in the event that these arrangements place demands upon the Company, there will be sufficient liquidity and capital to enable the Company to meet anticipated demands.

Adoption of New Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements.

Future Adoption of New Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements.

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

Enterprise Risk Management.  MetLife has established several financial and non-financial senior management committees as part of its risk management process. These committees manage capital and risk positions, approve ALM strategies and establish appropriate corporate business standards. Further enhancing its committee structure, during the second quarter of 2010, MetLife created an Enterprise Risk Committee including the following voting members: MetLife’s Chief Financial Officer, MetLife’s Chief Investment Officer and MetLife’s Chief Risk Officer. This committee is responsible for reviewing all material risks to the enterprise and deciding on actions if necessary, in the event risks exceed desirable targets, taking into consideration best practices to resolve or mitigate those risks.

MetLife also has a separate Enterprise Risk Management Department, which is responsible for risk management throughout MetLife and reports to MetLife’s Chief Risk Officer. The Enterprise Risk Management Department’s primary responsibilities consist of:

•	implementing a corporate risk framework, which outlines MetLife’s approach for managing risk on an enterprise-wide basis;

•	developing policies and procedures for managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	establishing appropriate corporate risk tolerance levels;

•	deploying capital on an economic capital basis; and

•

reporting on a periodic basis to the Finance and Risk Committee of MetLife’s Board of Directors; with respect to credit risk, reporting to the Investment Committee of MetLife’s Board of Directors; and reporting on various aspects of risk, to financial and non-financial senior management committees.

Asset/Liability Management.  The Company actively manages its assets using an approach that balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The ALM process is the shared responsibility of MetLife’s Financial Risk Management and Asset/Liability Management Unit, MetLife’s Enterprise Risk Management Department, MetLife’s Portfolio Management Unit, and the senior members of MetLife’s business segments and is governed by MetLife’s ALM Committees. MetLife’s ALM Committees’ duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the ALM process on a periodic basis. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage by product type. In addition, an ALM Steering Committee oversees the activities of the underlying ALM Committees.

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

Interest Rates.  The Company’s exposure to interest rate changes results most significantly from its holdings of fixed maturity securities, as well as its interest rate sensitive liabilities. The fixed maturity securities include

U.S. and foreign government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, PABs related to certain investment type contracts, and net embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. The Company employs product design, pricing and ALM strategies to reduce the adverse effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset credited rates for certain products. ALM strategies include the use of derivatives and duration mismatch limits. See “Risk Factors — Changes in Market Interest Rates May Significantly Affect Our Profitability.”

Foreign Currency Exchange Rates.  The Company’s exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from its holdings in non-U.S. dollar denominated fixed maturity securities and certain liabilities, as well as through its investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in the Company’s investment portfolios and liabilities are the Euro and the British pound. Through its investments in foreign subsidiaries and joint ventures, the Company is primarily exposed to the British pound. The Company has matched much of its foreign currency liabilities in its foreign subsidiaries with their respective foreign currency assets, thereby reducing its risk to foreign currency exchange rate fluctuation. See “Risk Factors — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability.”

Equity Market.  The Company has exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as net embedded derivatives on variable annuities with guaranteed minimum benefits, certain PABs along with investments in equity securities. We manage this risk on an integrated basis with other risks through our ALM strategies including the dynamic hedging of certain variable annuity guarantee benefits, as well as reinsurance, in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. The Company also manages equity market risk exposure in its investment portfolio through the use of derivatives. Equity exposures associated with other limited partnership interests are excluded from this section as they are not considered financial instruments under GAAP.

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

MetLife uses foreign currency swaps and forwards to mitigate the liability exposure, risk of loss and the volatility of net income associated with its investments in foreign subsidiaries, foreign currency denominated fixed income investments and the sale of certain insurance products.

Equity Market Risk Management.  Equity market risk exposure through the issuance of variable annuities is managed by MetLife’s Asset/Liability Management Unit in partnership with MetLife’s Investment Department. Equity market risk is realized through its investment in equity securities and is managed by MetLife’s Investment Department. MetLife and the Company use derivatives to mitigate their equity exposure both in certain liability guarantees such as variable annuities with guaranteed minimum benefits and equity securities. These derivatives include exchange-traded equity futures, equity index options contracts and equity variance swaps. The Company also employs reinsurance to manage these exposures.

Hedging Activities.  The Company uses derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency risk, and equity risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and Statutory capital. The construction of the Company’s derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. The Company’s use of derivatives by major hedge programs is as follows:

•

Risks Related to Living Guarantee Benefits — The Company uses a wide range of derivative contracts to hedge the risk associated with variable annuity living guarantee benefits. These hedges include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options, interest rate option contracts and equity variance swaps.

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

Risk Measurement: Sensitivity Analysis

The Company measures market risk related to its market sensitive assets and liabilities based on changes in interest rates, equity prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. The Company believes that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, the Company used market rates at December 31, 2011. The sensitivity analysis separately calculates each of the Company’s market risk exposures (interest rate, equity market and foreign currency exchange rate) relating to its trading and non trading assets and liabilities. The Company modeled the impact of changes in market rates and prices on the estimated fair values of its market sensitive assets and liabilities as follows:

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

Accordingly, the Company uses such models as tools and not as substitutes for the experience and judgment of its management. Based on its analysis of the impact of a 10% change (increase or decrease) in market rates and prices, the Company has determined that such a change could have a material adverse effect on the estimated fair value of certain assets and liabilities from interest rate, foreign currency exchange rate and equity exposures. The table below illustrates the potential loss in estimated fair value for each market risk exposure of the Company’s market sensitive assets and liabilities at December 31, 2011:

December 31, 2011
(In millions)
Non-trading:
Interest rate risk	$1,231
Foreign currency exchange rate risk	$7
Equity market risk	$128

Sensitivity Analysis: Interest Rates.  The table below provides additional detail regarding the potential loss in fair value of the Company’s non-trading interest sensitive financial instruments at December 31, 2011 by type of asset or liability:

	December 31, 2011
	Notional Amount	Estimated Fair Value (3)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets:
Fixed maturity securities		$47,781	$(697)
Equity securities		252	—
Other securities		3,665	—
Mortgage loans, net		6,946	(32)
Policy loans		1,307	(5)
Real estate joint ventures (1)		107	—
Other limited partnership interests (1)		126	—
Short-term investments		2,578	—
Cash and cash equivalents		745	—
Accrued investment income		568	—
Premiums and other receivables		6,880	(302)
Net embedded derivatives within asset host contracts (2)		2,815	(281)
Mortgage loan commitments	$167	—	(1)
Commitments to fund bank credit facilities and private corporate bond investments	$248	7	—

Total Assets			$(1,318)

Liabilities:
Policyholder account balances		$24,732	$153
Long-term debt		970	27
Payables for collateral under securities loaned and other transactions		8,079	—
Other		224	—
Net embedded derivatives within liability host contracts (2)		1,783	235

Total Liabilities			$415

Derivative Instruments:
Interest rate swaps	$13,074	$991	$(222)
Interest rate floors	$7,986	178	(18)
Interest rate caps	$10,133	19	4
Interest rate futures	$3,766	9	(45)
Interest rate forwards	$620	128	(35)
Foreign currency swaps	$1,792	235	—
Foreign currency forwards	$149	9	—
Credit default swaps	$2,426	(10)	—
Credit forwards	$—	—	—
Equity futures	$1,007	4	—
Equity options	$2,111	482	(11)
Total rate of return swaps	$129	(2)	—
Variance swaps	$2,430	43	(1)

Total Derivative Instruments			$(328)

Net Change			$(1,231)

(1)	Represents only those investments accounted for using the cost method.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)	Separate account assets and liabilities which are interest rate sensitive are not included herein as any interest rate risk is borne by the holder of the separate account.

Interest rate risk has decreased by $46 million, or 4% to $1.2 billion at December 31, 2011 from $1.3 billion at December 31, 2010. The decrease in risk is primarily due to a large decline in interest rates across the long end of the swaps and U.S. Treasury curves, which decreased risk by $383 million. This decrease in risk was partially offset by an increase in premiums, reinsurance and other receivables of $199 million, and an increase in the use of derivatives employed by the Company of $132 million. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis: Foreign Currency Exchange Rates.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in foreign currency exchange rates at December 31, 2011 by type of asset or liability:

	December 31, 2011
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Foreign Exchange Rate
	(In millions)
Assets:
Fixed maturity securities		$47,781	$(96)
Equity securities		252	(1)

Total Assets			$(97)

Liabilities:
Policyholder account balances		$24,732	$86

Total Liabilities			$86

Derivative Instruments:
Interest rate swaps	$13,074	$991	$(16)
Interest rate floors	$7,986	178	—
Interest rate caps	$10,133	19	—
Interest rate futures	$3,766	9	—
Interest rate forwards	$620	128	—
Foreign currency swaps	$1,792	235	6
Foreign currency forwards	$149	9	14
Credit default swaps	$2,426	(10)	—
Credit forwards	$—	—	—
Equity futures	$1,007	4	—
Equity options	$2,111	482	—
Total rate of return swaps	$129	(2)	—
Variance swaps	$2,430	43	—

Total Derivative Instruments			$4

Net Change			$(7)

(1)

Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to foreign currency exchange risk.

Foreign currency exchange rate risk decreased by $31 million to $7 million at December 31, 2011, from $38 million at December 31, 2010. This change was due to a decrease of $140 million in the foreign exposure associated with the use of derivatives employed by the Company. This was partially offset by an increase in foreign exposure associated with liabilities with guarantees of $95 million and in fixed maturities of $16 million. The remainder of the fluctuation is attributable to numerous immaterial items.

Sensitivity Analysis: Equity Market Prices.  The table below provides additional detail regarding the potential loss in estimated fair value of the Company’s portfolio due to a 10% change in equity at December 31, 2011 by type of asset or liability:

	December 31, 2011
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets:
Equity securities		$252	$15
Net embedded derivatives within asset host contracts (2)		2,815	(347)

Total Assets			$(332)

Liabilities:
Policyholder account balances		$24,732	$—
Net embedded derivatives within liability host contracts (2)		1,783	347

Total Liabilities			$347

Derivative Instruments:
Interest rate swaps	$13,074	$991	$—
Interest rate floors	$7,986	178	—
Interest rate caps	$10,133	19	—
Interest rate futures	$3,766	9	—
Interest rate forwards	$620	128	—
Foreign currency swaps	$1,792	235	—
Foreign currency forwards	$149	9	—
Credit default swaps	$2,426	(10)	—
Credit forwards	$—	—	—
Equity futures	$1,007	4	(102)
Equity options	$2,111	482	(32)
Total rate of return swaps	$129	(2)	(13)
Variance swaps	$2,430	43	4

Total Derivative Instruments			$(143)

Net Change			$(128)

(1)

Estimated fair value presented in the table above represents the estimated fair value of all financial instruments within this financial statement caption not necessarily those solely subject to equity market price risk.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Equity market price risk increased by $50 million to $128 million at December 31, 2011 from $78 million at December 31, 2010. The increase in equity market price risk was primarily attributed to changes in net embedded derivatives within asset host contracts of $117 million and in the use of equity derivatives employed by the Company to hedge its equity exposures of $135 million. This was partially offset by a decrease in the net embedded derivatives within liability host contracts of $201 million. The remainder of the fluctuation is attributable to numerous immaterial items.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MetLife Insurance Company of Connecticut:

We have audited the accompanying consolidated balance sheets of MetLife Insurance Company of Connecticut and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetLife Insurance Company of Connecticut and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company changed its method of accounting for the recognition and presentation of other-than-temporary impairment losses for certain investments as required by accounting guidance adopted on April 1, 2009.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

New York, New York

March 22, 2012

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Balance Sheets

December 31, 2011 and 2010

(In millions, except share and per share data)

	2011	2010
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $44,215 and $44,132, respectively)	$47,781	$44,924
Equity securities available-for-sale, at estimated fair value (cost: $295 and $427, respectively)	252	405
Other securities, at estimated fair value	3,665	2,247
Mortgage loans (net of valuation allowances of $61 and $87, respectively; includes $3,138 and $6,840, respectively, at estimated fair value, relating to variable interest entities)	9,800	12,730
Policy loans	1,203	1,190
Real estate and real estate joint ventures	503	501
Other limited partnership interests	1,696	1,538
Short-term investments, principally at estimated fair value	2,578	1,235
Other invested assets, principally at estimated fair value	3,373	1,716

Total investments	70,851	66,486
Cash and cash equivalents, principally at estimated fair value	745	1,928
Accrued investment income (includes $14 and $31, respectively, relating to variable interest entities)	568	559
Premiums, reinsurance and other receivables	20,223	17,008
Deferred policy acquisition costs and value of business acquired	4,876	5,099
Current income tax recoverable	140	38
Deferred income tax assets	—	356
Goodwill	953	953
Other assets	856	839
Separate account assets	72,559	61,619

Total assets	$171,771	$154,885

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$25,483	$23,198
Policyholder account balances	42,075	39,291
Other policy-related balances	2,989	2,652
Payables for collateral under securities loaned and other transactions	8,079	8,103
Long-term debt (includes $3,065 and $6,773, respectively, at estimated fair value, relating to variable interest entities)	3,857	7,568
Deferred income tax liability	1,172	—
Other liabilities (includes $14 and $31, respectively, relating to variable interest entities)	5,384	4,503
Separate account liabilities	72,559	61,619

Total liabilities	161,598	146,934

Contingencies, Commitments and Guarantees (Note 11)
Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at December 31, 2011 and 2010	86	86
Additional paid-in capital	6,673	6,719
Retained earnings	1,657	934
Accumulated other comprehensive income (loss)	1,757	212

Total stockholders’ equity	10,173	7,951

Total liabilities and stockholders’ equity	$171,771	$154,885

See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Operations

For the Years Ended December 31, 2011, 2010 and 2009

(In millions)

	2011	2010	2009
Revenues
Premiums	$1,828	$1,067	$1,312
Universal life and investment-type product policy fees	1,956	1,639	1,380
Net investment income	3,083	3,157	2,335
Other revenues	508	503	598
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(42)	(103)	(552)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(5)	53	165
Other net investment gains (losses)	82	200	(448)

Total net investment gains (losses)	35	150	(835)
Net derivative gains (losses)	1,119	58	(1,031)

Total revenues	8,529	6,574	3,759

Expenses
Policyholder benefits and claims	2,660	1,905	2,065
Interest credited to policyholder account balances	1,189	1,271	1,301
Other expenses	2,919	2,321	1,207

Total expenses	6,768	5,497	4,573

Income (loss) before provision for income tax	1,761	1,077	(814)
Provision for income tax expense (benefit)	521	320	(368)

Net income (loss)	$1,240	$757	$(446)

See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2011, 2010 and 2009

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Total Equity
Balance at December 31, 2008	$86	$6,719	$965	$(2,682)	$—	$(154)	$4,934
Cumulative effect of change in accounting principle, net of income tax (Note 1)			22		(22)		—
Comprehensive income (loss):
Net loss			(446)				(446)
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(14)			(14)
Unrealized investment gains (losses), net of related offsets and income tax				2,103	(61)		2,042
Foreign currency translation adjustments, net of income tax						45	45

Other comprehensive income (loss)							2,073

Comprehensive income (loss)							1,627

Balance at December 31, 2009	86	6,719	541	(593)	(83)	(109)	6,561
Cumulative effect of change in accounting principle, net of income tax (Note 1)			(34)	23	11		—

Balance at January 1, 2010	86	6,719	507	(570)	(72)	(109)	6,561
Dividend paid to MetLife			(330)				(330)
Comprehensive income (loss):
Net income			757				757
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				(70)			(70)
Unrealized investment gains (losses), net of related offsets and income tax				1,028	21		1,049
Foreign currency translation adjustments, net of income tax						(16)	(16)

Other comprehensive income (loss)							963

Comprehensive income (loss)							1,720

Balance at December 31, 2010	86	6,719	934	388	(51)	(125)	7,951
Dividend paid to MetLife			(517)				(517)
Capital contribution		1					1
Return of capital (Note 12)		(47)					(47)
Comprehensive income (loss):
Net income			1,240				1,240
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of income tax				225			225
Unrealized investment gains (losses), net of related offsets and income tax				1,356	(23)		1,333
Foreign currency translation adjustments, net of income tax						(13)	(13)

Other comprehensive income (loss)							1,545

Comprehensive income (loss)							2,785

Balance at December 31, 2011	$86	$6,673	$1,657	$1,969	$(74)	$(138)	$10,173

See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

(In millions)

	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$1,240	$757	$(446)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	37	41	29
Amortization of premiums and accretion of discounts associated with investments, net	(152)	(259)	(198)
(Gains) losses on investments and derivatives and from sales of businesses, net	(1,183)	(300)	1,866
(Income) loss from equity method investments, net of dividends or distributions	(23)	(39)	130
Interest credited to policyholder account balances	1,189	1,271	1,301
Universal life and investment-type product policy fees	(1,956)	(1,639)	(1,380)
Change in other securities	(1,483)	(1,199)	(597)
Change in accrued investment income	51	31	(29)
Change in premiums, reinsurance and other receivables	(1,288)	(3,284)	(2,307)
Change in deferred policy acquisition costs, net	(182)	(138)	(559)
Change in income tax recoverable (payable)	565	208	(303)
Change in other assets	1,386	1,041	449
Change in insurance-related liabilities and policy-related balances	2,307	1,952	1,648
Change in other liabilities	406	2,072	(166)
Other, net	30	3	—

Net cash provided by (used in) operating activities	944	518	(562)

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	17,348	17,748	13,076
Equity securities	168	131	141
Mortgage loans	993	964	444
Real estate and real estate joint ventures	26	18	4
Other limited partnership interests	256	123	142
Purchases of:
Fixed maturity securities	(17,439)	(19,342)	(16,192)
Equity securities	(27)	(39)	(74)
Mortgage loans	(1,357)	(1,468)	(783)
Real estate and real estate joint ventures	(72)	(117)	(31)
Other limited partnership interests	(378)	(363)	(203)
Cash received in connection with freestanding derivatives	397	97	239
Cash paid in connection with freestanding derivatives	(478)	(155)	(449)
Issuances of loans to affiliates	(430)	—	—
Net change in policy loans	(13)	(1)	3
Net change in short-term investments	(1,347)	554	1,445
Net change in other invested assets	(22)	(194)	16
Other, net	1	—	(2)

Net cash used in investing activities	(2,374)	(2,044)	(2,224)

Cash flows from financing activities
Policyholder account balances:
Deposits	20,496	24,910	20,783
Withdrawals	(19,404)	(23,700)	(20,067)
Net change in payables for collateral under securities loaned and other transactions	(24)	934	(702)
Net change in short-term debt	—	—	(300)
Long-term debt repaid	(385)	(878)	—
Financing element on certain derivative instruments	129	(44)	(53)
Return of capital	(47)	—	—
Dividends on common stock	(517)	(330)	—

Net cash provided by (used in) financing activities	248	892	(339)

Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(1)	(12)	43

Change in cash and cash equivalents	(1,183)	(646)	(3,082)
Cash and cash equivalents, beginning of year	1,928	2,574	5,656

Cash and cash equivalents, end of year	$745	$1,928	$2,574

Supplemental disclosures of cash flow information:
Net cash paid (received) during the year for:
Interest	$406	$479	$73

Income tax	$(47)	$122	$(63)

Non-cash transactions during the year:
Real estate and real estate joint ventures acquired in satisfaction of debt	$5	$28	$—

Long-term debt issued in exchange for certain other invested assets	$—	$45	$—

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

Certain amounts in the prior years’ consolidated financial statements and related footnotes thereto have been reclassified to conform with the 2011 presentation as discussed throughout the Notes to the Consolidated Financial Statements.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Interest income on fixed maturity securities is recorded when earned using an effective yield method giving effect to amortization of premiums and accretion of discounts. Dividends on equity securities are recorded when declared. Interest, dividends and prepayment fees are recorded in net investment income.

Included within fixed maturity securities are structured securities including mortgage-backed and asset-backed securities (“ABS”). Amortization of the premium or discount considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single class and multi-class mortgage-backed and ABS are estimated by management using inputs obtained from third-party specialists, including broker-dealers, and based on management’s knowledge of the current market. For credit-sensitive mortgage-backed and ABS and certain prepayment- sensitive securities, the effective yield is recalculated on a prospective basis. For all other mortgage-backed and ABS, the effective yield is recalculated on a retrospective basis.

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

Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers; (vii) with respect to structured securities, changes in forecasted cash flows after considering the quality of underlying collateral; expected prepayment speeds; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

For fixed maturity securities in an unrealized loss position, an other-than-temporary impairment (“OTTI”) is recognized in earnings when it is anticipated that the amortized cost will not be recovered. In such situations, the OTTI recognized in earnings is the entire difference between the fixed maturity security’s amortized cost and its estimated fair value only when either: (i) the Company has the intent to sell the fixed maturity security; or (ii) it is more likely than not that the Company will be required to sell the fixed maturity security before recovery of the decline in estimated fair value below amortized cost. If neither of these two conditions exist, the difference between the amortized cost of the fixed maturity security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If the estimated fair value is less than the present value of projected future cash flows expected to be collected,

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

this portion of OTTI related to other-than credit factors (“noncredit loss”) is recorded in other comprehensive income (loss). Adjustments are not made for subsequent recoveries in value.

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

Upon acquisition, the Company classifies perpetual securities that have attributes of both debt and equity as fixed maturity securities if the securities have an interest rate step-up feature which, when combined with other qualitative factors, indicates that the securities have more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities within non-redeemable preferred stock. Many of such securities, commonly referred to as “perpetual hybrid securities,” have been issued by non-U.S. financial institutions that are accorded the highest two capital treatment categories by their respective regulatory bodies (i.e. core capital, or “Tier 1 capital” and perpetual deferrable securities, or “Upper Tier 2 capital”). With respect to perpetual hybrid securities, the Company considers in its OTTI analysis whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of the securities that are in a severe and extended unrealized loss position. The Company also considers whether any perpetual hybrid securities, with an unrealized loss, regardless of credit rating, have deferred any dividend payments. When an OTTI loss has occurred, the OTTI loss is the entire difference between the perpetual hybrid security’s cost and its estimated fair value with a corresponding charge to earnings.

The Company’s methodology and significant inputs used to determine the amount of the credit loss on fixed maturity securities are as follows:

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

(iv) When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, management considers the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, management considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process as described in (ii) above.

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

Other Securities.  Other securities are stated at estimated fair value. Other securities include securities for which the fair value option (“FVO”) has been elected (“FVO Securities”). FVO Securities include certain fixed maturity securities held-for-investment by the general account to support asset and liability matching strategies for certain insurance products. FVO Securities also include contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate account summary total assets and liabilities. These investments are primarily mutual funds. The investment returns on these investments inure to contractholders and are offset by a corresponding change in policyholder account balances (“PABs”) through interest credited to policyholder account balances. Changes in estimated fair value of these other securities subsequent to purchase are included in net investment income. Interest and dividends related to other securities are included in net investment income.

Securities Lending.  Securities lending transactions, whereby blocks of securities, which are included in fixed maturity securities and short-term investments, are loaned to third parties, are treated as financing arrangements and the associated liability is recorded at the amount of cash received. At the inception of a loan, the Company obtains collateral, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned and maintains it at a level greater than or equal to 100% for the duration of the loan. The Company monitors the estimated fair value of the securities loaned on a daily basis with additional collateral obtained as necessary. Income and expenses associated with securities lending transactions are reported as investment income and investment expense, respectively, within net investment income.

Mortgage Loans.  For the purposes of determining valuation allowances the Company disaggregates its mortgage loan investments into two portfolio segments: commercial and agricultural.

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

Mortgage loans are considered to be impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. Specific valuation allowances are established using the same methodology for both portfolio segments as the excess carrying value of a loan over either (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate, (ii) the estimated fair value of the loan’s underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or (iii) the loan’s observable market price. A common evaluation framework is used for establishing non-specific valuation allowances for all loan portfolio segments; however, a separate non-specific valuation allowance is calculated and maintained for each loan portfolio segment that is based on inputs unique to each loan portfolio segment. Non-specific valuation allowances are established for pools of loans with similar risk characteristics where a property-specific or market-specific risk has not been identified, but for which the Company expects to incur a credit loss. These evaluations are based upon several loan portfolio segment-specific factors, including the Company’s experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. These evaluations are revised as conditions change and new information becomes available.

For commercial and agricultural mortgage loans, the Company typically uses 10 years or more of historical experience in establishing non-specific valuation allowances. For commercial mortgage loans, 20 years of historical experience is used which captures multiple economic cycles. For evaluations of commercial mortgage loans, in addition to historical experience, management considers factors that include the impact of a rapid change to the economy, which may not be reflected in the loan portfolio, and recent loss and recovery trend experience as compared to historical loss and recovery experience. For agricultural mortgage loans, ten years of historical experience is used which captures a full economic cycle. For evaluations of agricultural loans, in addition to historical experience, management considers factors that include increased stress in certain sectors, which may be evidenced by higher delinquency rates, or a change in the number of higher risk loans. For commercial and agricultural mortgage loans, on a quarterly basis, management incorporates the impact of these current market events and conditions on historical experience in determining the non-specific valuation allowance established for each portfolio segment level.

Commercial and Agricultural Mortgage Loans — All commercial loans are reviewed on an ongoing basis which may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios, and tenant creditworthiness. All agricultural loans are monitored on an ongoing basis. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, potentially delinquent, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural loans is generally similar, with a focus on higher risk loans, including reviews on a geographic and property-type basis. Higher risk commercial and agricultural loans are reviewed individually on an ongoing basis for potential credit loss and specific valuation allowances are

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

established using the methodology described above for all loan portfolio segments. Quarterly, the remaining loans are reviewed on a pool basis by aggregating groups of loans that have similar risk characteristics for potential credit loss, and non-specific valuation allowances are established as described above using inputs that are unique to each segment of the loan portfolio.

For commercial loans, the Company’s primary credit quality indicator is the debt service coverage ratio, which compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. The Company also reviews the loan-to-value ratio of its commercial loan portfolio. Loan-to-value ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan’s unpaid principal balance is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan’s unpaid principal balance. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis, with a portion of the loan portfolio updated each quarter.

For agricultural loans, the Company’s primary credit quality indicator is the loan-to-value ratio. The values utilized in calculating this ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.

Mortgage Loans Modified in a Troubled Debt Restructuring.  For a small portion of the portfolio, classified as troubled debt restructurings, concessions are granted related to the borrowers’ financial difficulties. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. Through the continuous portfolio monitoring process, a specific valuation allowance may have been recorded prior to the quarter when the mortgage loan is modified in a troubled debt restructuring. Accordingly, the carrying value (after specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less expected disposition costs. Real estate is not depreciated while it is classified as held-for-sale. The Company periodically reviews its properties held-for-investment for impairment and tests properties for recoverability whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable and the carrying value of the property exceeds its estimated fair value. Properties whose carrying values are greater than their undiscounted cash flows are written down to their estimated fair value, with the impairment loss included in net investment gains (losses). Impairment losses are based upon the estimated fair value of real estate, which is generally computed using the present value of expected future cash flows discounted at a rate commensurate with the underlying risks. Real estate acquired upon foreclosure is recorded at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

Real Estate Joint Ventures and Other Limited Partnership Interests.  The Company uses the equity method of accounting for investments in real estate joint ventures and other limited partnership interests consisting of leveraged buy-out funds, hedge funds and other private equity funds in which it has more than a minor ownership interest or more than a minor influence over the joint venture’s or partnership’s operations, but does not have a controlling interest and is not the primary beneficiary. The equity method is also used for such investments in which the Company has more than a minor influence or more than a 20% interest. Generally, the Company records its share of earnings using a three-month lag methodology for instances where the timely financial information is not available and the contractual agreements provide for the delivery of the investees’ financial information after the end of the Company’s reporting period. The Company uses the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint venture’s or the partnership’s operations. Based on the nature and structure of these investments, they do not meet the characteristics of an equity security. The Company reports the distributions from real estate joint ventures and other limited partnership interests accounted for under the cost method and equity in earnings from real estate joint ventures and other limited partnership interests accounted for under the equity method in net investment income. In addition to the investees performing regular evaluations for the impairment of underlying investments, the Company routinely evaluates its investments in real estate joint ventures and other limited partnerships for impairments. The Company considers its cost method investments for OTTI when the carrying value of real estate joint ventures and other limited partnership interests exceeds the net asset value (“NAV”). The Company takes into consideration the severity and duration of this excess when deciding if the cost method investment is other-than-temporarily impaired. For equity method investees, the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. When an OTTI is deemed to have occurred, the Company records a realized capital loss within net investment gains (losses) to record the investment at its estimated fair value.

Short-term Investments. Short-term investments include securities and other investments with remaining maturities of one year or less, but greater than three months, at the time of purchase and are stated at estimated fair value or amortized cost, which approximates estimated fair value. Short-term investments also include investments in affiliated money market pools.

Other Invested Assets. Other invested assets consist principally of freestanding derivatives with positive estimated fair values, loans to affiliates, leveraged leases, tax credit partnerships and investments in insurance enterprise joint ventures.

Freestanding derivatives with positive estimated fair values are described in “— Derivative Financial Instruments” below.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Loans to affiliates are stated at unpaid principal balance, adjusted for any unamortized premium or discount.

Leveraged leases are recorded net of non-recourse debt. The Company recognizes income on the leveraged leases by applying the leveraged lease’s estimated rate of return to the net investment in the lease. The Company regularly reviews residual values and impairs them to expected values.

Tax credit partnerships are established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of income tax credits and are accounted for under the equity method or under the effective yield method.

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

When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies as described in “— Fair Value” below and in Note 4. Such estimated fair values are based on available market information and management’s judgments about financial instruments. The observable and unobservable inputs used in the standard market valuation methodologies are described in Note 4.

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. The Company’s ability to sell securities, or the price ultimately realized for these securities, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain securities.

The determination of the amount of valuation allowances and impairments, as applicable, is described previously by investment type. The determination of such valuation allowances and impairments is highly subjective and is based upon the Company’s periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.

The recognition of income on certain investments (e.g. structured securities, including mortgage-backed and ABS, certain structured investment transactions, and other securities) is dependent upon prepayments and defaults, which could result in changes in amounts to be earned.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The Company has invested in certain structured transactions that are VIEs. These structured transactions include asset-backed securitizations, hybrid securities, real estate joint ventures, other limited partnership interests, and limited liability companies. The Company consolidates those VIEs for which it is deemed to be the primary beneficiary.

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

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, credit spreads and/or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter (“OTC”) market. The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage various risks relating to its ongoing business operations. To a lesser extent, the Company uses credit derivatives, such as credit default swaps, to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain securities, issues certain insurance policies and investment contracts and engages in certain reinsurance agreements that have embedded derivatives.

Freestanding derivatives are carried in the Company’s consolidated balance sheets either as assets within other invested assets or as liabilities within other liabilities at estimated fair value as determined through the use of quoted market prices for exchange-traded derivatives or through the use of pricing models for OTC derivatives. The determination of estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models.

Accruals on derivatives are generally recorded in accrued investment income or within other liabilities in the consolidated balance sheets. However, accruals that are not expected to settle within one year are included with the derivative carrying value in other invested assets or other liabilities.

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

The Company issues certain products and purchases certain investments that contain embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. If the instrument would not be accounted for in its entirety at estimated fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative. Such embedded derivatives are carried in the consolidated balance sheets at estimated fair value with the host contract and changes in their estimated fair value are generally reported in net derivative gains (losses). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income if that contract contains an embedded derivative that requires bifurcation.

Fair Value

As described below, certain assets and liabilities are measured at estimated fair value in the Company’s consolidated balance sheets. In addition, the notes to these consolidated financial statements include further disclosures of estimated fair values. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In most cases, the exit price and the transaction (or entry) price will be the same at initial recognition.

Subsequent to initial recognition, fair values are based on unadjusted quoted prices for identical assets or liabilities in active markets that are readily and regularly obtainable. When such quoted prices are not available, fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical assets or liabilities, or other observable inputs. If these inputs are not available, or observable inputs are not determinative, unobservable inputs and/or adjustments to observable inputs requiring management judgment are used to determine the fair value of assets and liabilities.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The Company considers three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs, giving priority to observable inputs. The Company categorizes its assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the significant input with the lowest level in its valuation. The input levels are as follows:

Level 1

Unadjusted quoted prices in active markets for identical assets or liabilities. The Company defines active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2

Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. These inputs can include quoted prices for similar assets or liabilities other than quoted prices in Level 1, quoted prices in markets that are not active, or other significant inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3

Unobservable inputs that are supported by little or no market activity and are significant to the estimated fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Cash and Cash Equivalents

The Company considers all highly liquid securities and other investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost, which approximates estimated fair value.

Property, Equipment, Leasehold Improvements and Computer Software

Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. Estimated lives generally range from five to 10 years for leasehold improvements and three to seven years for all other property and equipment. The net book value of the property, equipment and leasehold improvements was insignificant at both December 31, 2011 and 2010.

Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $153 million and $131 million at December 31, 2011 and 2010, respectively. Accumulated amortization of capitalized software was $83 million and $67 million at December 31, 2011 and 2010, respectively. Related amortization expense was $17 million, $25 million and $16 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Deferred Policy Acquisition Costs and Value of Business Acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that vary with and relate to the production of new business are deferred as deferred policy acquisition costs (“DAC”). Such costs consist principally of commissions, certain agency expenses and policy issuance expenses. Value of business acquired (“VOBA”) is an intangible asset resulting from a business combination that

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the consolidated financial statements for reporting purposes.

The Company amortizes DAC and VOBA on life insurance or investment-type contracts in proportion to gross premiums, gross margins or gross profits, depending on the type of contract as described below.

The Company amortizes DAC and VOBA related to non-participating and non-dividend-paying traditional contracts (primarily term insurance) over the appropriate premium paying period in proportion to the present value of actual historic and expected future gross premiums. The present value of expected premiums is based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency and investment returns at policy issuance, or policy acquisition (as it relates to VOBA), that include provisions for adverse deviation that are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.

The Company amortizes DAC related to participating, dividend-paying traditional contracts over the estimated lives of the contracts in proportion to actual and expected future gross margins. The amortization includes interest based on rates in effect at inception of the contracts. The future gross margins are dependent principally on investment returns, policyholder dividend scales, mortality, persistency, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns, expenses, persistency and other factor changes, as well as policyholder dividend scales are reasonably likely to impact significantly the rate of DAC amortization. Each reporting period, the Company updates the estimated gross margins with the actual gross margins for that period. When the actual gross margins change from previously estimated gross margins, the cumulative DAC amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross margins exceed those previously estimated, the DAC amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross margins are below the previously estimated gross margins. Each reporting period, the Company also updates the actual amount of business in-force, which impacts expected future gross margins. When expected future gross margins are below those previously estimated, the DAC amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross margins are above the previously estimated expected future gross margins. Each period, the Company also reviews the estimated gross margins for each block of business to determine the recoverability of DAC balances.

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
The Company also periodically reviews other long-term assumptions underlying the projections of estimated gross margins and profits. These include investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency and expenses to administer business. Management annually updates assumptions used in the calculation of estimated gross margins and profits which may have significantly changed. If the update of assumptions causes expected future gross margins and profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross margins and profits to decrease.

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

Value of Distribution Agreements and Customer Relationships Acquired

Value of distribution agreements acquired (“VODA”) is reported in other assets and represents the present value of expected future profits associated with the expected future business derived from the distribution agreements acquired as part of a business combination. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. The VODA and VOCRA associated with past acquisitions are amortized over useful lives ranging from 10 to 30 years and such amortization is included in other expenses. Each year, or more frequently if circumstances indicate a potentially significant recoverability issue exists, the Company reviews VODA and VOCRA to determine the recoverability of these balances.

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

In performing the Company’s goodwill impairment tests, the estimated fair values of the reporting units are first determined using a market multiple approach. When further corroboration is required, the Company uses a discounted cash flow approach. For reporting units which are particularly sensitive to market assumptions, such as the retirement products and individual life reporting units, the Company may use additional valuation methodologies to estimate the reporting units’ fair values.

The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value (with or without accumulated other comprehensive income), the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business,

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

as well as margins on such business, the level of interest rates, credit spreads, equity market levels and the discount rate that the Company believes is appropriate for the respective reporting unit. The estimated fair values of the retirement products and individual life reporting units are particularly sensitive to the equity market levels.

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

See Note 6 for discussion of goodwill impairment testing during 2011.

Liability for Future Policy Benefits and PABs

The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, traditional annuities and non-medical health insurance. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a block of business basis. For long duration insurance contracts, assumptions such as mortality, morbidity and interest rates are “locked in” upon the issuance of new business. However, significant adverse changes in experience on such contracts may require us to establish premium deficiency reserves. Such reserves are determined based on assumptions at the time the premium deficiency reserve is established and do not include a provision for adverse deviation.

The Company began selling participating traditional life insurance policies in 2011. Such policies are 90% reinsured. Future policy benefit liabilities for participating traditional life insurance policies are equal to the aggregate of net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate of 4%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts).

Participating business represented approximately 1% of the Company’s life insurance in-force at December 31, 2011. Participating policies represented approximately 10% of gross life insurance premiums for the year ended December 31, 2011.

Future policy benefit liabilities for non-participating traditional life insurance policies are equal to the aggregate of the present value of expected future benefit payments and related expenses less the present value of

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

expected future net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rate assumptions for the aggregate future policy benefit liabilities range from 2% to 7%.

Future policy benefit liabilities for individual and group traditional fixed annuities after annuitization are equal to the present value of expected future payments. Interest rate assumptions used in establishing such liabilities range from 4% to 8%.

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

Liabilities for universal and variable life secondary guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary guarantee liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility for variable products are consistent with historical Standard & Poor’s (“S&P”) experience of the appropriate underlying equity index, such as the S&P 500 Index. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

Future policy benefit liabilities are established for certain variable annuity products with guaranteed minimum benefits as described below under “— Variable Annuity Guaranteed Minimum Benefits.”

The Company regularly reviews its estimates of actuarial liabilities for future policy benefits and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing these policies and guarantees, and in the establishment of the related liabilities, result in changes in the additional liability balances with related charges or credits to benefit expenses in the period in which the changes occur.

PABs relate to investment-type contracts, universal life-type policies and certain guaranteed minimum benefits. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase and non-variable group annuity contracts. PABs for these contracts are equal to: (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest, ranging from 1% to 10%, less expenses, mortality charges and withdrawals; and (iii) fair value adjustments relating to business combinations.

Variable Annuity Guaranteed Minimum Benefits

The Company issues, directly and through assumed reinsurance, certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e.,

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

the benefit base) less withdrawals. In some cases the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets. These guarantees are accounted for as insurance liabilities or as embedded derivatives depending on how and when the benefit is paid. Specifically, a guarantee is accounted for as an embedded derivative if a guarantee is paid without requiring (i) the occurrence of specific insurable event, or (ii) the policyholder to annuitize. Alternatively, a guarantee is accounted for as an insurance liability if the guarantee is paid only upon either (i) the occurrence of a specific insurable event, or (ii) annuitization. In certain cases, a guarantee may have elements of both an insurance liability and an embedded derivative and in such cases the guarantee is accounted for under a split of the two models.

These guarantees include:

•

Guaranteed minimum death benefit (“GMDB”) that guarantees the contractholder a return of their purchase payment upon death even if the account value is reduced to zero. An enhanced death benefit may be available for an additional fee.

•

Guaranteed minimum income benefit (“GMIB”) that provides the contractholder, after a specified period of time determined at the time of issuance of the variable annuity contract, with a minimum accumulation of their purchase payments, even if the account value is reduced to zero, that can be annuitized to receive a monthly income stream that is not less than a specified amount. Certain of these contracts also provide for a guaranteed lump sum return of purchase premium in lieu of the annuitization benefit.

•

Guaranteed minimum withdrawal benefit (“GMWB”) that guarantees the contractholder a return of their purchase payment via partial withdrawals, even if the account value is reduced to zero, provided that the contractholder’s cumulative withdrawals in a contract year do not exceed a certain limit. Certain of these contracts include guaranteed withdrawals that are life contingent.

•

Guaranteed minimum accumulation benefit (“GMAB”) that provides the contractholder, after a specified period of time determined at the time of issuance of the variable annuity contract, with a minimum accumulation of their purchase payments even if the account value is reduced to zero.

Guarantees accounted for as insurance liabilities in future policy benefits include GMDB, the portion of GMIB that require annuitization, and the life-contingent portion of certain GMWB. These liabilities are established as follows:

GMDB liabilities are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility are consistent with the historical experience of the appropriate underlying equity index, such as the S&P 500 Index. The benefit assumptions used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

GMIB liabilities are determined by estimating the expected value of the income benefits in excess of the projected account balance at any future date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for estimating the GMIB liabilities are consistent with those used for estimating the GMDB liabilities. In addition, the calculation of guaranteed annuitization benefit liabilities incorporates an assumption for the percentage of the potential

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

annuitizations that may be elected by the contractholder. Certain GMIB have settlement features that result in a portion of that guarantee being accounted for as an embedded derivative and are recorded in PABs as described below.

The liability for the life contingent portion of GMWB is determined based on the expected value of the life contingent payments and expected assessments using assumptions consistent with those used for estimating the GMDB liabilities.

Guarantees accounted for as embedded derivatives in PABs include the non life-contingent portion of GMWB, GMAB and the portion of certain GMIB that do not require annuitization. These guarantees are recorded at estimated fair value separately from the host variable annuity with changes in estimated fair value reported in net derivative gains (losses). At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.

The estimated fair values of these embedded derivatives are then determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The valuation of these embedded derivatives also includes an adjustment for the Company’s nonperformance risk and risk margins related to non-capital market inputs. The nonperformance adjustment, which is captured as a spread over the risk free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.

These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates, changes in nonperformance risk, variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income.

The Company ceded the risk associated with certain of the GMIB, GMAB and GMWB described in the preceding paragraphs. With respect to GMIB, a portion of the directly written GMIB guarantees are accounted for as insurance (i.e., not as embedded derivatives) but where the reinsurance agreements contain embedded derivatives. These embedded derivatives are included in premiums, reinsurance, and other receivables in the consolidated balance sheet with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Other Policy-Related Balances

Other policy-related balances include policy and contract claims, unearned revenue liabilities and policyholder dividends due and unpaid.

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

Also included in other policy-related balances are policyholder dividends due and unpaid on participating policies. Such liability is presented at amounts contractually due to policyholders.

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

Income Taxes

The Company was excluded from MetLife’s life/non-life consolidated federal tax return for the five years subsequent to MetLife’s July 2005 acquisition of MetLife Insurance Company of Connecticut. In 2011, MetLife Insurance Company of Connecticut and its subsidiaries joined the consolidated return and became a party to the MetLife tax sharing agreement. Prior to 2011, MetLife Insurance Company of Connecticut filed a consolidated tax return with its includable subsidiaries. Non-includable subsidiaries filed either separate individual corporate tax returns or separate consolidated tax returns.

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

The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Factors in management’s determination include the performance of the business and its ability to generate capital gains. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

(i)	future taxable income exclusive of reversing temporary differences and carryforwards;

(ii)	future reversals of existing taxable temporary differences;

(iii)	taxable income in prior carryback years; and

(iv)	tax planning strategies.

The Company may be required to change its provision for income taxes in certain circumstances. Examples of such circumstances include when estimates used in determining valuation allowances on deferred tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

The Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Unrecognized tax benefits due to tax uncertainties that do not meet the threshold are included within other liabilities and are charged to earnings in the period that such determination is made.

The Company classifies interest recognized as interest expense and penalties recognized as a component of income tax.

Reinsurance

The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its life insurance products and also as a provider of reinsurance for some insurance products issued by third parties and related parties.

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

The funds withheld liability represents amounts withheld by the Company in accordance with the terms of the reinsurance agreements. The Company withholds the funds rather than transferring the underlying investments and, as a result, records funds withheld liability within other liabilities. The Company recognizes interest on funds withheld, included in other expenses, at rates defined by the terms of the agreement which may be contractually specified or directly related to the investment portfolio.

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

Cessions under reinsurance agreements do not discharge the Company’s obligations as the primary insurer.

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

Foreign Currency

Assets, liabilities and operations of foreign affiliates and subsidiaries are recorded based on the functional currency of each entity. The determination of the functional currency is made based on the appropriate economic and management indicators. The local currencies of foreign operations are the functional currencies. Assets and liabilities of foreign affiliates and subsidiaries are translated from the functional currency to U.S. dollars at the exchange rates in effect at each year-end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The resulting translation adjustments are charged or credited directly to other comprehensive income or loss, net of applicable taxes. Gains and losses from foreign currency transactions, including the effect of re-measurement of monetary assets and liabilities to the appropriate functional currency, are reported as part of net investment gains (losses) in the period in which they occur.

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

Litigation Contingencies

The Company is a party to a number of legal actions and is involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Company’s financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Legal costs are recognized in other expenses as incurred. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s consolidated financial statements. It is possible that an adverse outcome in certain of the Company’s litigation and regulatory investigations, or the use of different assumptions in the determination of amounts recorded, could have a material effect upon the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

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

The Company’s revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Such fees are included in universal life and investment type product policy fees in the consolidated statements of operations.

Adoption of New Accounting Pronouncements

Financial Instruments

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

Effective January 1, 2011, the Company adopted new guidance regarding accounting for investment funds determined to be VIEs. Under this guidance, an insurance entity would not be required to consolidate a voting-

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

interest investment fund when it holds the majority of the voting interests of the fund through its separate accounts. In addition, an insurance entity would not consider the interests held through separate accounts for the benefit of policyholders in the insurer’s evaluation of its economic interest in a VIE, unless the separate account contractholder is a related party. The adoption did not have a material impact on the Company’s consolidated financial statements.

Effective December 31, 2010, the Company adopted guidance regarding disclosures about the credit quality of financing receivables and valuation allowances for credit losses, including credit quality indicators. Such disclosures must be disaggregated by portfolio segment or class based on how a company develops its valuation allowances for credit losses and how it manages its credit exposure. The Company has provided all material required disclosures in its consolidated financial statements.

Effective July 1, 2010, the Company adopted guidance regarding accounting for embedded credit derivatives within structured securities. This guidance clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, embedded credit derivatives resulting only from subordination of one financial instrument to another continue to qualify for the scope exception. Embedded credit derivative features other than subordination must be analyzed to determine whether they require bifurcation and separate accounting. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted guidance related to financial instrument transfers and consolidation of VIEs. The financial instrument transfer guidance eliminates the concept of a qualified special purpose entity (“QSPE”), eliminates the guaranteed mortgage securitization exception, changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The new consolidation guidance changes the definition of the primary beneficiary, as well as the method of determining whether an entity is a primary beneficiary of a VIE from a quantitative model to a qualitative model. Under the new qualitative model, the entity that has both the ability to direct the most significant activities of the VIE and the obligation to absorb losses or receive benefits that could be significant to the VIE is considered to be the primary beneficiary of the VIE. The guidance requires a quarterly reassessment, as well as enhanced disclosures, including the effects of a company’s involvement with VIEs on its financial statements.

As a result of the adoption of this guidance, the Company consolidated certain former QSPEs that were previously accounted for as fixed maturity CMBS. The Company also elected FVO for all of the consolidated assets and liabilities of these entities. Upon consolidation, the Company recorded $6.8 billion of commercial mortgage loans and $6.7 billion of long-term debt based on estimated fair values at January 1, 2010 and de-recognized $52 million in fixed maturity securities. The consolidation also resulted in a decrease in retained earnings of $34 million, net of income tax, and an increase in accumulated other comprehensive income (loss) of $34 million, net of income tax, at January 1, 2010. For the year ended December 31, 2010, the Company recorded $411 million of net investment income on the consolidated assets, $402 million of interest expense in other expenses on the related long-term debt, and $24 million in net investment gains (losses) to remeasure the assets and liabilities at their estimated fair values.

Also effective January 1, 2010, the Company adopted guidance that indefinitely defers the above changes relating to the Company’s interests in entities that have all the attributes of an investment company or for which it is industry practice to apply measurement principles for financial reporting that are consistent with those applied by an investment company. As a result of the deferral, the above guidance did not apply to certain real estate joint ventures and other limited partnership interests held by the Company.

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

As the Company did not have a minority interest, the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

Fair Value

Effective January 1, 2010, the Company adopted guidance that requires disclosures about significant transfers into and/or out of Levels 1 and 2 of the fair value hierarchy and activity in Level 3. In addition, this guidance provides clarification of existing disclosure requirements about level of disaggregation and inputs and valuation techniques. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

Future Adoption of New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding comprehensive income (Accounting Standards Update (“ASU”) 2011-12, Comprehensive Income (Topic 220):

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05). The amendments in ASU 2011-12 are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Consistent with the effective date of the amendments in ASU 2011-05 discussed below, ASU 2011-12 defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. The amendments are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In December 2011, the FASB issued new guidance regarding balance sheet offsetting disclosures (ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities), effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The guidance should be applied retrospectively for all comparative periods presented. The amendments in ASU 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effects of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of ASU 2011-11 is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2011, the FASB issued new guidance regarding derecognition of in substance real estate (ASU 2011-10 Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate - a Scope Clarification (a consensus of the FASB Emerging Issues Task Force), effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2012. The amendments should be applied prospectively to deconsolidation events occurring after the effective date. Under the amendments in ASU 2011-10, when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In September 2011, the FASB issued new guidance on goodwill impairment testing (ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment), effective for calendar years beginning after December 15, 2011. Early adoption is permitted. The objective of this standard is to simplify how an entity tests goodwill for impairment. The amendments in this standard will allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it needs to perform the quantitative two-step goodwill impairment test. Only if an entity determines, based on qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value will it be required to calculate the fair value of the reporting unit. The Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

In June 2011, the FASB issued new guidance regarding comprehensive income (ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income), effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance should be applied retrospectively and early adoption is permitted. The new guidance provides companies with the option to present the total of comprehensive income, components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The objective of the standard is to increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS. The standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified in net income. The Company intends to adopt the two-statement approach in the first quarter of 2012.

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

In October 2010, the FASB issued new guidance regarding accounting for deferred acquisition costs (ASU 2010-26, Financial Services —Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts) (“ASU 2010-26”), effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. ASU 2010-26 specifies that only costs related directly to successful acquisition of new or renewal contracts can be capitalized as DAC; all other acquisition-related costs must be expensed as incurred. Under the new guidance, advertising costs may only be included in DAC if the capitalization criteria in the direct-response advertising guidance in Subtopic 340-20, Other Assets and Deferred Costs—Capitalized Advertising Costs, are met. As a result, certain direct marketing, sales manager compensation and administrative costs currently capitalized by the Company will no longer be deferred. The Company will adopt ASU 2010-26 in the first quarter of 2012 and will apply it retrospectively to all prior periods presented in its consolidated financial statements for all insurance contracts. The Company estimates that DAC will be reduced by approximately $650 million to $750 million and total equity will be reduced by approximately $450 million to $500 million, net of income tax, as of the date of adoption.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

2.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables present the cost or amortized cost, gross unrealized gains and losses, estimated fair value of fixed maturity and equity securities and the percentage that each sector represents by the respective total holdings for the periods shown. The unrealized loss amounts presented below include the noncredit loss component of OTTI losses:

	December 31, 2011
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	OTTI Losses	Estimated Fair Value	% of Total
	(In millions)
Fixed Maturity Securities:
U.S. corporate securities	$16,018	$1,550	$229	$—	$17,339	36.3%
Foreign corporate securities	7,958	649	114	—	8,493	17.8
U.S. Treasury and agency securities	6,832	1,217	1	—	8,048	16.8
RMBS	6,478	330	189	125	6,494	13.6
CMBS	2,128	115	16	—	2,227	4.7
State and political subdivision securities	1,891	222	58	—	2,055	4.3
ABS	1,875	45	42	—	1,878	3.9
Foreign government securities	1,035	215	3	—	1,247	2.6

Total fixed maturity securities	$44,215	$4,343	$652	$125	$47,781	100.0%

Equity Securities:
Common stock	$148	$11	$13	$—	$146	57.9%
Non-redeemable preferred stock	147	3	44	—	106	42.1

Total equity securities	$295	$14	$57	$—	$252	100.0%

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2010
		Gross Unrealized
	Cost or Amortized Cost	Gains	Temporary Losses	OTTI Losses	Estimated Fair Value	% of Total
	(In millions)
Fixed Maturity Securities:
U.S. corporate securities	$14,860	$816	$302	$—	$15,374	34.2%
Foreign corporate securities	8,095	502	127	—	8,470	18.8
U.S. Treasury and agency securities	7,665	143	132	—	7,676	17.1
RMBS	7,101	203	260	88	6,956	15.5
CMBS	2,203	113	39	—	2,277	5.1
State and political subdivision securities	1,755	22	131	—	1,646	3.7
ABS (1)	1,629	44	53	(2)	1,622	3.6
Foreign government securities	824	81	2	—	903	2.0

Total fixed maturity securities	$44,132	$1,924	$1,046	$86	$44,924	100.0%

Equity Securities:
Common stock	$121	$17	$1	$—	$137	33.8%
Non-redeemable preferred stock	306	9	47	—	268	66.2

Total equity securities	$427	$26	$48	$—	$405	100.0%

(1)

OTTI losses as presented above represent the noncredit portion of OTTI losses that is included in accumulated other comprehensive income (loss). OTTI losses include both the initial recognition of noncredit losses, and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities that were previously noncredit loss impaired. The noncredit loss component of OTTI losses for ABS was in an unrealized gain (loss) position of $2 million at December 31, 2010 due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “—Net Unrealized Investment Gains (Losses).”

Within fixed maturity securities, a reclassification from the ABS sector to the RMBS sector has been made to the prior year amounts to conform to the current year presentation for securities backed by sub-prime residential mortgage loans to be consistent with market convention relating to the risks inherent in such securities and the Company’s management of its investments within these asset sectors.

The Company held non-income producing fixed maturity securities with an estimated fair value of $5 million and $36 million with unrealized gains (losses) of ($2) million and $2 million at December 31, 2011 and 2010, respectively.

The Company held foreign currency derivatives with notional amounts of $946 million and $807 million to hedge the exchange rate risk associated with foreign denominated fixed maturity securities at December 31, 2011 and 2010, respectively.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Concentrations of Credit Risk (Government and Agency Securities). The following section contains a summary of the concentrations of credit risk related to government and agency fixed maturity and fixed-income securities holdings, which were greater than 10% of the Company’s stockholders’ equity at:

	December 31,
	2011	2010
	Carrying Value (1)
	(In millions)
U.S. Treasury and agency fixed maturity securities	$8,048	$7,676
U.S. Treasury and agency fixed-income securities included in:
Short-term investments	$2,186	$935
Cash equivalents	$108	$1,287

(1)	Represents estimated fair value for fixed maturity securities and for short-term investments and cash equivalents, estimated fair value or amortized cost, which approximates estimated fair value.

Concentrations of Credit Risk (Equity Securities). The Company was not exposed to any concentrations of credit risk in its equity securities holdings of any single issuer greater than 10% of the Company’s stockholders’ equity or 1% of total investments at December 31, 2011 and 2010.

Maturities of Fixed Maturity Securities. The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), were as follows at:

	December 31,
	2011		2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$2,946	$2,970	$1,874	$1,889
Due after one year through five years	8,648	9,022	9,340	9,672
Due after five years through ten years	7,905	8,606	7,829	8,333
Due after ten years	14,235	16,584	14,156	14,175

Subtotal	33,734	37,182	33,199	34,069
RMBS, CMBS and ABS	10,481	10,599	10,933	10,855

Total fixed maturity securities	$44,215	$47,781	$44,132	$44,924

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Fixed maturity securities	$3,690	$878	$(1,019)
Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss)	(125)	(86)	(141)

Total fixed maturity securities	3,565	792	(1,160)
Equity securities	(41)	(21)	(35)
Derivatives	239	(109)	(4)
Short-term investments	(2)	(2)	(10)
Other	(5)	(3)	(3)

Subtotal	3,756	657	(1,212)

Amounts allocated from:
Insurance liability loss recognition	(325)	(33)	—
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	9	5	12
DAC and VOBA	(532)	(126)	151

Subtotal	(848)	(154)	163
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	42	30	46
Deferred income tax benefit (expense)	(1,055)	(196)	327

Net unrealized investment gains (losses)	$1,895	$337	$(676)

The changes in fixed maturity securities with noncredit OTTI losses included in accumulated other comprehensive income (loss), were as follows:

	December 31,
	2011	2010
	(In millions)
Balance, beginning of period	$(86)	$(141)
Noncredit OTTI losses recognized (1)	5	(53)
Transferred to retained earnings (2)	—	16
Securities sold with previous noncredit OTTI loss	26	28
Subsequent changes in estimated fair value	(70)	64

Balance, end of period	$(125)	$(86)

(1)	Noncredit OTTI losses recognized, net of DAC, were $8 million and ($44) million for the years ended December 31, 2011 and 2010, respectively.

(2)	Amounts transferred to retained earnings were in connection with the adoption of guidance related to the consolidation of VIEs as described in Note 1.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Balance, beginning of period	$337	$(676)	$(2,682)
Cumulative effect of change in accounting principles, net of income tax	—	34	(22)
Fixed maturity securities on which noncredit OTTI losses have been recognized	(39)	39	(105)
Unrealized investment gains (losses) during the year	3,138	1,778	3,974
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(292)	(33)	—
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	4	(7)	10
DAC and VOBA	(406)	(277)	(765)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	12	(11)	34
Deferred income tax benefit (expense)	(859)	(510)	(1,120)

Balance, end of period	$1,895	$337	$(676)

Change in net unrealized investment gains (losses)	$1,558	$1,013	$2,006

Continuous Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale by Sector

The following tables present the estimated fair value and gross unrealized losses of fixed maturity and equity securities in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position. The unrealized loss amounts presented below include the noncredit component of OTTI loss. Fixed maturity securities on which a noncredit OTTI loss has been recognized in accumulated other comprehensive income (loss) are categorized by length of time as being “less than 12 months” or “equal to or greater than 12 months” in a continuous unrealized loss position based on the point in time that the estimated fair value initially declined to below the amortized cost basis and not the period of time since the unrealized loss was deemed a noncredit OTTI loss.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2011
	Less than 12 Months		Equal to or Greater than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed Maturity Securities:
U.S. corporate securities	$1,699	$71	$786	$158	$2,485	$229
Foreign corporate securities	1,213	68	162	46	1,375	114
U.S. Treasury and agency securities	118	—	20	1	138	1
RMBS	784	114	972	200	1,756	314
CMBS	152	4	111	12	263	16
State and political subdivision securities	6	—	367	58	373	58
ABS	803	12	261	30	1,064	42
Foreign government securities	70	3	4	—	74	3

Total fixed maturity securities	$4,845	$272	$2,683	$505	$7,528	$777

Equity Securities:
Common stock	$35	$13	$—	$—	$35	$13
Non-redeemable preferred stock	32	16	59	28	91	44

Total equity securities	$67	$29	$59	$28	$126	$57

Total number of securities in an unrealized loss position	808		479

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2010
	Less than 12 Months		Equal to or Greater than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed Maturity Securities:
U.S. corporate securities	$1,956	$56	$1,800	$246	$3,756	$302
Foreign corporate securities	727	24	816	103	1,543	127
U.S. Treasury and agency securities	2,857	113	85	19	2,942	132
RMBS	2,235	62	1,606	286	3,841	348
CMBS	68	1	237	38	305	39
State and political subdivision securities	716	36	352	95	1,068	131
ABS	238	2	352	49	590	51
Foreign government securities	49	1	9	1	58	2

Total fixed maturity securities	$8,846	$295	$5,257	$837	$14,103	$1,132

Equity Securities:
Common stock	$9	$1	$—	$—	$9	$1
Non-redeemable preferred stock	26	5	187	42	213	47

Total equity securities	$35	$6	$187	$42	$222	$48

Total number of securities in an unrealized loss position	759		637

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

	December 31, 2011
	Cost or Amortized Cost		Gross Unrealized Losses		Number of Securities
	Less than 20%	20% or more	Less than 20%	20% or more	Less than 20%	20% or more
	(In millions, except number of securities)
Fixed Maturity Securities:
Less than six months	$4,205	$762	$137	$213	652	81
Six months or greater but less than nine months	507	137	36	42	91	13
Nine months or greater but less than twelve months	131	24	8	6	21	4
Twelve months or greater	2,180	359	197	138	373	40

Total	$7,023	$1,282	$378	$399

Percentage of amortized cost			5%	31%

Equity Securities:
Less than six months	$59	$85	$6	$42	17	11
Six months or greater but less than nine months	—	—	—	—	—	—
Nine months or greater but less than twelve months	8	—	1	—	1	—
Twelve months or greater	14	17	1	7	6	4

Total	$81	$102	$8	$49

Percentage of cost			10%	48%

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

Equity securities with gross unrealized losses of 20% or more for twelve months or greater decreased from $16 million at December 31, 2010 to $7 million at December 31, 2011. As shown in the section “— Evaluating Temporarily Impaired Available-for-Sale Securities” below, all of the equity securities with gross unrealized losses of 20% or more for twelve months or greater at December 31, 2011 were financial services industry investment grade non-redeemable preferred stock, of which 29% were rated A or better.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Concentration of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale

The gross unrealized losses related to fixed maturity and equity securities, including the portion of OTTI losses on fixed maturity securities recognized in accumulated other comprehensive income (loss) were $834 million and $1.2 billion at December 31, 2011 and 2010, respectively. The concentration, calculated as a percentage of gross unrealized losses (including OTTI losses), by sector and industry was as follows at:

	December 31,
	2011	2010
Sector:
RMBS	38%	30%
U.S. corporate securities	27	26
Foreign corporate securities	14	11
State and political subdivision securities	7	11
ABS	5	4
CMBS	2	3
U.S. Treasury and agency securities	—	11
Other	7	4

Total	100%	100%

Industry:
Mortgage-backed	40%	33%
Finance	24	19
State and political subdivision securities	7	11
Consumer	7	5
Asset-backed	5	4
Communications	4	2
Utility	3	3
Industrial	1	1
U.S. Treasury and agency securities	—	11
Other	9	11

Total	100%	100%

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents fixed maturity and equity securities, each with gross unrealized losses of greater than $10 million, the number of securities, total gross unrealized losses and percentage of total gross unrealized losses at:

	December 31,
	2011		2010
	Fixed Maturity Securities	Equity Securities	Fixed Maturity Securities	Equity Securities
	(In millions, except number of securities)
Number of securities	9	1	15	—
Total gross unrealized losses	$152	$12	$210	$—
Percentage of total gross unrealized losses	20%	22%	19%	—%

Fixed maturity and equity securities, each with gross unrealized losses greater than $10 million, decreased $46 million during the year ended December 31, 2011. The decline in, or improvement in, gross unrealized losses for the year ended December 31, 2011, was primarily attributable to a decrease in interest rates, partially offset by widening credit spreads. These securities were included in the Company’s OTTI review process.

As of December 31, 2011, $186 million of unrealized losses were from fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater. Of the $186 million, $124 million, or 67%, are related to unrealized losses on investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads or rising interest rates since purchase. Of the $186 million, $62 million, or 33%, are related to unrealized losses on below investment grade securities. Unrealized losses on below investment grade securities are principally related to RMBS (primarily alternative residential mortgage loans), and U.S. and foreign corporate securities (primarily industrial, financial services and utility industry securities) and were the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over the financial services industry sector, unemployment levels and valuations of residential real estate supporting non-agency RMBS. As explained further in Note 1, management evaluates these U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuer; and evaluates non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security. See “— Aging of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale” for a discussion of equity securities with an unrealized loss position of 20% or more of cost for 12 months or greater.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following table presents certain information about the Company’s equity securities available-for-sale with gross unrealized losses of 20% or more at December 31, 2011:

		Non-Redeemable Preferred Stock
	All Equity Securities	All Types of Non-Redeemable Preferred Stock		Investment Grade
				All Industries		Financial Services Industry
	Gross Unrealized Losses	Gross Unrealized Losses	% of All Equity Securities	Gross Unrealized Losses	% of All Non-Redeemable Preferred Stock	Gross Unrealized Losses	% of All Industries	% A Rated or Better
	(In millions)			(In millions)		(In millions)
Less than six months	$42	$34	81%	$11	32%	$11	100%	73%
Six months or greater but less than twelve months	—	—	—%	—	—%	—	—%	—%
Twelve months or greater	7	7	100%	7	100%	7	100%	29%

All equity securities with gross unrealized losses of 20% or more	$49	$41	84%	$18	44%	$18	100%	56%

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

Based on the Company’s current evaluation of available-for-sale securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired.

Future OTTIs will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals or any of the above factors deteriorate, additional OTTIs may be incurred in upcoming quarters.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Other Securities

The table below presents certain information about the Company’s other securities.

	December 31,
	2011	2010
	(In millions)
FVO general account securities	$49	$7
FVO contractholder-directed unit-linked investments	3,616	2,240

Total other securities — at estimated fair value	$3,665	$2,247

See Note 1 for discussion of FVO contractholder-directed unit-linked investments. See “— Net Investment Income” for the net investment income recognized on other securities and the related changes in estimated fair value subsequent to purchase included in net investment income.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Net Investment Gains (Losses)

The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized	$(42)	$(103)	$(552)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive income (loss)	(5)	53	165

Net OTTI losses on fixed maturity securities recognized in earnings	(47)	(50)	(387)
Fixed maturity securities — net gains (losses) on sales and disposals	81	123	(115)

Total gains (losses) on fixed maturity securities	34	73	(502)
Other net investment gains (losses):
Equity securities	(21)	28	(119)
Mortgage loans	26	(18)	(32)
Real estate and real estate joint ventures	(1)	(21)	(61)
Other limited partnership interests	(5)	(13)	(72)
Other investment portfolio gains (losses)	(9)	10	4

Subtotal — investment portfolio gains (losses)	24	59	(782)
FVO CSEs — changes in estimated fair value:
Commercial mortgage loans	(84)	758	—
Long-term debt — related to commercial mortgage loans	93	(734)	—
Other gains (losses)	2	67	(53)

Subtotal FVO CSEs and other gains (losses)	11	91	(53)

Total net investment gains (losses)	$35	$150	$(835)

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($7) million, $78 million and ($45) million for the years ended December 31, 2011, 2010 and 2009, respectively.

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) were as shown in the table below. Investment gains and losses on sales of securities are determined on a specific identification basis.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	Fixed Maturity Securities			Equity Securities			Total
	(In millions)
Proceeds	$11,634	$12,434	$8,766	$190	$109	$113	$11,824	$12,543	$8,879

Gross investment gains	$182	$244	$180	$9	$31	$6	$191	$275	$186

Gross investment losses	(101)	(121)	(295)	(22)	(1)	(28)	(123)	(122)	(323)

Total OTTI losses recognized in earnings:
Credit-related	(38)	(47)	(348)	—	—	—	(38)	(47)	(348)
Other (1)	(9)	(3)	(39)	(8)	(2)	(97)	(17)	(5)	(136)

Total OTTI losses recognized in earnings	(47)	(50)	(387)	(8)	(2)	(97)	(55)	(52)	(484)

Net investment gains (losses)	$34	$73	$(502)	$(21)	$28	$(119)	$13	$101	$(621)

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

Fixed maturity security OTTI losses recognized in earnings related to the following sectors and industries within the U.S. and foreign corporate securities sector:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Sector:
U.S. and foreign corporate securities — by industry:
Communications	$11	$4	$88
Finance	9	7	84
Industrial	2	—	18
Consumer	—	10	53
Utility	—	2	6

Total U.S. and foreign corporate securities	22	23	249
RMBS	17	18	40
ABS	5	1	29
CMBS	3	8	69

Total	$47	$50	$387

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Equity security OTTI losses recognized in earnings related to the following sectors and industries:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Sector:
Non-redeemable preferred stock	$6	$—	$92
Common stock	2	2	5

Total	$8	$2	$97

Industry:
Financial services industry:
Perpetual hybrid securities	$6	$—	$72
Common and remaining non-redeemable preferred stock	—	—	3

Total financial services industry	6	—	75
Other industries	2	2	22

Total	$8	$2	$97

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

	Years Ended December 31,
	2011	2010
	(In millions)
Balance, at January 1,	$63	$213
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	6	11
Additional impairments — credit loss OTTI recognized on securities previously impaired	17	10
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(7)	(67)
Securities de-recognized in connection with the adoption of new guidance related to the consolidation of VIEs	—	(100)
Securities impaired to net present value of expected future cash flows	(22)	(1)
Increases in cash flows — accretion of previous credit loss OTTI	(2)	(3)

Balance, at December 31,	$55	$63

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Net Investment Income

The components of net investment income were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Investment income:
Fixed maturity securities	$2,147	$2,120	$2,094
Equity securities	10	16	27
Other securities — FVO general account securities (1)	1	—	—
Mortgage loans	347	301	239
Policy loans	63	67	80
Real estate and real estate joint ventures	24	(24)	(120)
Other limited partnership interests	176	190	17
Cash, cash equivalents and short-term investments	5	9	16
International joint ventures	4	(6)	(4)
Other	3	3	(2)

Subtotal	2,780	2,676	2,347
Less: Investment expenses	100	97	109

Subtotal, net	2,680	2,579	2,238

Other securities — FVO contractholder-directed unit-linked investments (1)	71	167	97
FVO CSEs — Commercial mortgage loans	332	411	—

Subtotal	403	578	97

Net investment income	$3,083	$3,157	$2,335

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective years included in net investment income were:

Other securities – FVO general account securities	$2	$—	$1
Other securities – FVO contractholder-directed unit-linked investments	$(11)	$121	$89

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

See “— Related Party Investment Transactions” for discussion of affiliated net investment income and service charges included in the table above.

Securities Lending

As described more fully in Note 1, the Company participates in a securities lending program whereby blocks of securities are loaned to third parties. These transactions are treated as financing arrangements and the associated cash collateral received is recorded as a liability. The Company is obligated to return the cash collateral received to its counterparties.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Elements of the securities lending program are presented below at:

	December 31,
	2011	2010
	(In millions)
Securities on loan: (1)
Amortized cost	$5,307	$6,992
Estimated fair value	$6,451	$7,054
Cash collateral on deposit from counterparties (2)	$6,456	$7,138
Security collateral on deposit from counterparties	$137	$—
Reinvestment portfolio — estimated fair value	$6,295	$6,916

(1)	Included within fixed maturity securities and short-term investments.

(2)	Included within payables for collateral under securities loaned and other transactions.

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

	December 31,
	2011	2010
	(In millions)

Invested assets on deposit (1)	$51	$55
Invested assets pledged as collateral (2)	897	525

Total invested assets on deposit and pledged as collateral	$948	$580

(1)	The Company has invested assets on deposit with regulatory agencies consisting primarily of fixed maturity securities.

(2)

The Company has pledged fixed maturity securities, mortgage loans and cash and cash equivalents in connection with various agreements and transactions, including funding agreements (see Note 7), and derivative transactions (see Note 3).

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Mortgage Loans

Mortgage loans are summarized as follows at:

	December 31,
	2011		2010
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans:
Commercial	$5,390	55.0%	$4,635	36.4%
Agricultural	1,333	13.6	1,342	10.6

Subtotal	6,723	68.6	5,977	47.0
Valuation allowances	(61)	(0.6)	(87)	(0.7)

Subtotal mortgage loans, net	6,662	68.0	5,890	46.3
Commercial mortgage loans held by CSEs	3,138	32.0	6,840	53.7

Total mortgage loans, net	$9,800	100.0%	$12,730	100.0%

See “— Variable Interest Entities” for discussion of CSEs included in the table above and the decrease in commercial mortgage loans held by CSEs.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following tables present the recorded investment in mortgage loans, by portfolio segment, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, at:

	Commercial	Agricultural	Total
		(In millions)
December 31, 2011:
Mortgage loans:
Evaluated individually for credit losses	$23	$—	$23
Evaluated collectively for credit losses	5,367	1,333	6,700

Total mortgage loans	5,390	1,333	6,723

Valuation allowances:
Specific credit losses	15	—	15
Non-specifically identified credit losses	43	3	46

Total valuation allowances	58	3	61

Mortgage loans, net of valuation allowance	$5,332	$1,330	$6,662

December 31, 2010:
Mortgage loans:
Evaluated individually for credit losses	$23	$—	$23
Evaluated collectively for credit losses	4,612	1,342	5,954

Total mortgage loans	4,635	1,342	5,977

Valuation allowances:
Specific credit losses	23	—	23
Non-specifically identified credit losses	61	3	64

Total valuation allowances	84	3	87

Mortgage loans, net of valuation allowance	$4,551	$1,339	$5,890

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following tables present the changes in the valuation allowance, by portfolio segment:

	Mortgage Loan Valuation Allowances
	Commercial	Agricultural	Total
	(In millions)
Balance at January 1, 2009	$44	$2	$46
Provision (release)	35	1	36
Charge-offs, net of recoveries	(5)	—	(5)

Balance at December 31, 2009	74	3	77
Provision (release)	16	—	16
Charge-offs, net of recoveries	(6)	—	(6)

Balance at December 31, 2010	84	3	87
Provision (release)	(26)	—	(26)
Charge-offs, net of recoveries	—	—	—

Balance at December 31, 2011	$58	$3	$61

Commercial Mortgage Loans — by Credit Quality Indicators with Estimated Fair Value. See Note 1 for a discussion of all credit quality indicators presented herein. Presented below for the commercial mortgage loans is the recorded investment, prior to valuation allowances, by the indicated loan-to-value ratio categories and debt service coverage ratio categories and estimated fair value of such mortgage loans by the indicated loan-to-value ratio categories at:

	Commercial
	Recorded Investment
	Debt Service Coverage Ratios					Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total	% of Total
	(In millions)					(In millions)
December 31, 2011:
Loan-to-value ratios:
Less than 65%	$3,324	$135	$210	$3,669	68.1%	$3,888	69.9%
65% to 75%	719	54	52	825	15.3	852	15.3
76% to 80%	199	—	26	225	4.2	221	4.0
Greater than 80%	452	181	38	671	12.4	602	10.8

Total	$4,694	$370	$326	$5,390	100.0%	$5,563	100.0%

December 31, 2010:
Loan-to-value ratios:
Less than 65%	$2,051	$11	$34	$2,096	45.2%	$2,196	47.1%
65% to 75%	824	99	148	1,071	23.1	1,099	23.6
76% to 80%	301	29	7	337	7.3	347	7.4
Greater than 80%	828	163	140	1,131	24.4	1,018	21.9

Total	$4,004	$302	$329	$4,635	100.0%	$4,660	100.0%

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Agricultural Mortgage Loans — by Credit Quality Indicator. The recorded investment in agricultural mortgage loans, prior to valuation allowances, by credit quality indicator, is as shown below. The estimated fair value of agricultural mortgage loans was $1.4 billion at both December 31, 2011 and 2010.

	Agricultural
	December 31,
	2011		2010
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$1,129	84.7%	$1,289	96.0%
65% to 75%	142	10.7	53	4.0
76% to 80%	62	4.6	—	—

Total	$1,333	100.0%	$1,342	100.0%

Past Due and Interest Accrual Status of Mortgage Loans. The Company has a high quality, well performing, mortgage loan portfolio, with approximately 99% of all mortgage loans classified as performing at both December 31, 2011 and 2010. The Company defines delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial mortgage loans — 60 days or more; and agricultural mortgage loans — 90 days or more. The recorded investment in mortgage loans, prior to valuation allowances, past due according to these aging categories, greater than 90 days past due and still accruing interest and in nonaccrual status, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due Still Accruing Interest		Nonaccrual Status
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
			(In millions)
Commercial	$—	$—	$—	$—	$—	$1
Agricultural	—	7	—	—	—	6

Total	$—	$7	$—	$—	$—	$7

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Impaired Mortgage Loans. The unpaid principal balance, recorded investment, valuation allowances and carrying value, net of valuation allowances, for impaired mortgage loans, including those modified in a troubled debt restructuring, by portfolio segment, were as follows at:

	Impaired Mortgage Loans
	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value
				(In millions)
December 31, 2011:
Commercial	$23	$23	$15	$8	$15	$15	$38	$23
Agricultural	—	—	—	—	—	—	—	—

Total	$23	$23	$15	$8	$15	$15	$38	$23

December 31, 2010:
Commercial	$23	$23	$23	$—	$—	$—	$23	$—
Agricultural	—	—	—	—	7	7	7	7

Total	$23	$23	$23	$—	$7	$7	$30	$7

Unpaid principal balance is generally prior to any charge-offs.

The average investment in impaired mortgage loans, including those modified in a troubled debt restructuring, and the related interest income, by portfolio segment, for the years ended December 31, 2011 and 2010, and for all mortgage loans for the year ended December 31, 2009 was:

	Impaired Mortgage Loans
	Average Investment	Interest Income Recognized
		Cash Basis	Accrual Basis
		(In millions)
For the Year Ended December 31, 2011:
Commercial	$29	$2	$—
Agricultural	4	—	—

Total	$33	$2	$—

For the Year Ended December 31, 2010:
Commercial	$45	$2	$—
Agricultural	13	—	—

Total	$58	$2	$—

For the Year Ended December 31, 2009	$32	$2	$—

Mortgage Loans Modified in a Troubled Debt Restructuring. See Note 1 for a discussion of loan modifications that are classified as troubled debt restructuring and the types of concessions typically granted. At December 31, 2011, the Company had one commercial mortgage loan modified during the period in a troubled debt restructuring with a pre-modification and post-modification carrying value of $15 million.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

During the previous 12 months, the Company had no mortgage loans modified in a troubled debt restructuring with a subsequent payment default at December 31, 2011. Payment default is determined in the same manner as delinquency status — when interest and principal payments are past due as follows: commercial mortgage loans — 60 days or more; and agricultural mortgage loans — 90 days or more.

Real Estate and Real Estate Joint Ventures

Real estate investments by type consisted of the following:

	December 31,
	2011		2010
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Traditional	$208	41.4%	$105	21.0%
Real estate joint ventures and funds	293	58.2	368	73.4

Real estate and real estate joint ventures	501	99.6	473	94.4
Foreclosed (commercial and agricultural)	2	0.4	28	5.6

Total real estate and real estate joint ventures	$503	100.0%	$501	100.0%

The Company classifies within traditional real estate its investment in income-producing real estate, which is comprised primarily of wholly-owned real estate and, to a lesser extent, joint ventures with interests in single property income-producing real estate. The Company classifies within real estate joint ventures and funds, its investments in joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as its investments in real estate private equity funds. From time to time, the Company transfers investments from these joint ventures to traditional real estate, if the Company retains an interest in the joint venture after a completed property commences operations and the Company intends to retain an interest in the property.

Properties acquired through foreclosure were $5 million and $28 million for the years ended December 31, 2011 and 2010, respectively, and include commercial and agricultural properties. There were no properties acquired through foreclosure for the year ended 2009. After the Company acquires properties through foreclosure, it evaluates whether the properties are appropriate for retention in its traditional real estate portfolio. Foreclosed real estate held at December 31, 2011 and 2010 includes those properties the Company has not selected for retention in its traditional real estate portfolio and which do not meet the criteria to be classified as held-for-sale.

The wholly-owned real estate within traditional real estate is net of accumulated depreciation of $27 million and $22 million at December 31, 2011 and 2010, respectively. Related depreciation expense on traditional wholly-owned real estate was $5 million, $4 million and $3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Impairments recognized on real estate and real estate joint ventures were $1 million, $20 million and $61 million for the years ended December 31, 2011, 2010 and 2009, respectively. There was no real estate held-for-sale at December 31, 2011 and 2010. The carrying value of non-income producing real estate was $4 million and $5 million at December 31, 2011 and 2010, respectively.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Other Limited Partnership Interests

The carrying value of other limited partnership interests (which primarily represent ownership interests in pooled investment funds that principally make private equity investments in companies in the United States and overseas) was $1.7 billion and $1.5 billion at December 31, 2011 and 2010, respectively. Included within other limited partnership interests were $409 million and $380 million at December 31, 2011 and 2010, respectively, of investments in hedge funds. Impairments of other limited partnership interests, principally other limited partnership interests accounted for under the cost method, were $2 million, $11 million and $66 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Collectively Significant Equity Method Investments

The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $2.0 billion as of December 31, 2011. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $1.0 billion as of December 31, 2011. Except for certain real estate joint ventures, the Company’s investments in real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.

As further described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. As of December 31, 2011, aggregate net investment income from these equity method real estate joint ventures, real estate funds and other limited partnership interests exceeded 10% of the Company’s consolidated pre-tax income. Accordingly, the Company is providing the following aggregated summarized financial data for such equity method investments. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.

As of, and for the year ended December 31, 2011, the aggregated summarized financial data presented below reflects the latest available financial information. Aggregate total assets of these entities totaled $173.1 billion and $134.3 billion as of December 31, 2011 and 2010, respectively. Aggregate total liabilities of these entities totaled $13.7 billion and $12.7 billion as of December 31, 2011 and 2010, respectively. Aggregate net income (loss) of these entities totaled $7.1 billion, $14.0 billion and $13.4 billion for the years ended December 31, 2011, 2010 and 2009, respectively. Aggregate net income (loss) from real estate joint ventures, real estate funds and other limited partnership interests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Other Invested Assets

The following table presents the carrying value of the Company’s other invested assets by type at:

	December 31,
	2011		2010
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Freestanding derivatives with positive estimated fair values	$2,766	82.0%	$1,520	88.6%
Loans to affiliates	430	12.8	—	—
Leveraged leases, net of non-recourse debt	64	1.9	56	3.3
Tax credit partnerships	61	1.8	92	5.3
Joint venture investments	52	1.5	46	2.7
Other	—	—	2	0.1

Total	$3,373	100.0%	$1,716	100.0%

See Note 3 for information regarding the freestanding derivatives with positive estimated fair values. Loans to affiliates, some of which are regulated, are used by the affiliates to assist in meeting their capital requirements. See “— Related Party Investment Transactions” for information regarding loans to affiliates. See “— Leveraged Leases” for the composition of leveraged leases. Tax credit partnerships are established for the purpose of investing in low-income housing and other social causes, where the primary return on investment is in the form of income tax credits, and are accounted for under the equity method or under the effective yield method. Joint venture investments are accounted for under the equity method and represent the Company’s investment in insurance underwriting joint ventures in China.

Leveraged Leases

Investment in leveraged leases, included in other invested assets, consisted of the following:

	December 31,
	2011	2010
	(In millions)
Rental receivables, net	$92	$92
Estimated residual values	14	14

Subtotal	106	106
Unearned income	(42)	(50)

Investment in leveraged leases	$64	$56

Rental receivables are generally due in periodic installments. The remaining payment periods were 21 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or non-performing, which is assessed monthly. The Company generally defines non-performing rental receivables as those that are 90 days or more past due. As of December 31, 2011 and 2010, all rental receivables were performing.

The deferred income tax liability related to leveraged leases was $35 million and $4 million at December 31, 2011 and 2010, respectively.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The components of income from investment in leveraged leases, excluding realized gains (losses) were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Net income from investment in leveraged leases	$8	$—	$—
Less: Income tax expense on leveraged leases	(3)	—	—

Net investment income after income tax from investment in leveraged leases	$5	$—	$—

Cash Equivalents

The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $583 million and $1.8 billion at December 31, 2011 and 2010, respectively.

Purchased Credit Impaired Investments

Investments acquired with evidence of credit quality deterioration since origination and for which it is probable at the acquisition date that the Company will be unable to collect all contractually required payments are classified as purchased credit impaired investments. For each investment, the excess of the cash flows expected to be collected as of the acquisition date over its acquisition-date fair value is referred to as the accretable yield and is recognized as net investment income on an effective yield basis. If, subsequently, based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected to be collected, the accretable yield is adjusted prospectively. The excess of the contractually required payments (including interest) as of the acquisition date over the cash flows expected to be collected as of the acquisition date is referred to as the nonaccretable difference, and this amount is not expected to be realized as net investment income. Decreases in cash flows expected to be collected can result in OTTI.

The table below presents the purchased credit impaired fixed maturity securities held at:

	December 31,
	2011	2010
	(In millions)
Outstanding principal and interest balance (1)	$560	$20
Carrying value (2)	$418	$19

(1)	Represents the contractually required payments which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following table presents information about purchased credit impaired fixed maturity securities acquired during the periods, as of their respective acquisition dates:

	December 31,
	2011	2010
	(In millions)
Contractually required payments (including interest)	$882	$24
Cash flows expected to be collected (1)	$761	$24
Fair value of investments acquired	$449	$19

(1)	Represents undiscounted principal and interest cash flow expectations, at the date of acquisition.

The following table presents activity for the accretable yield on purchased credit impaired fixed maturity securities for:

	December 31,
	2011	2010
	(In millions)
Accretable yield, January 1,	$5	$—
Investments purchased	312	5
Accretion recognized in earnings	(9)	—
Reclassification (to) from nonaccretable difference	12	—

Accretable yield, December 31,	$320	$5

Variable Interest Entities

The Company holds investments in certain entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity. The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at December 31, 2011 and 2010. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	December 31,
	2011	2010
	(In millions)
Consolidated securitization entities: (1)
Assets:
Mortgage loans held-for-investment (commercial mortgage loans)	$3,138	$6,840
Accrued investment income	14	31

Total assets	$3,152	$6,871

Liabilities:
Long-term debt	$3,065	$6,773
Other liabilities	14	31

Total liabilities	$3,079	$6,804

(1)

The Company consolidates former QSPEs that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in the former QSPEs of $59 million and $64 million at estimated fair value at December 31, 2011 and 2010, respectively. The long-term debt presented above bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis and is expected to be repaid over the next six years. Interest expense related to these obligations, included in other expenses, was $322 million and $402 million for the years ended December 31, 2011 and 2010, respectively. The Company sold certain of these CMBS investments in the third quarter of 2011, resulting in the deconsolidation of such entities and their related mortgage loans held-for-investment and long-term debt.

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at:

	December 31,
	2011		2010
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities available-for-sale:
RMBS(2)	$6,494	$6,494	$6,956	$6,956
CMBS(2)	2,227	2,227	2,277	2,277
ABS(2)	1,878	1,878	1,622	1,622
U.S. corporate securities	424	424	336	336
Foreign corporate securities	234	234	348	348
Other limited partnership interests	1,302	1,982	1,192	1,992
Real estate joint ventures	22	26	10	35

Total	$12,581	$13,265	$12,741	$13,566

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

As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the years ended December 31, 2011, 2010 and 2009.

Related Party Investment Transactions

In the normal course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$582	$717
Amortized cost of assets transferred to affiliates	$—	$533	$769
Net investment gains (losses) recognized on transfers	$—	$49	$(52)
Estimated fair value of invested assets transferred from affiliates	$33	$46	$143

During 2011 and 2009, the Company loaned $110 million and $200 million, respectively, to wholly-owned real estate subsidiaries of an affiliate, Metropolitan Life Insurance Company, which are included in mortgage loans. The carrying value of these loans was $307 million and $199 million at December 31, 2011, and 2010, respectively. The 2011 loan of $110 million bears interest at one-month LIBOR + 1.95% with quarterly interest only payments of $1 million through January 2015, when the principal balance is due. Of the amount loaned in 2009, $140 million bears interest at 7.26% due in quarterly principal and interest payments of $3 million through January 2020, when the principal balance is due. The remaining $60 million bears interest at 7.01% with quarterly interest only payments of $1 million through January 2020, when the principal balance is due. The loans to affiliates are secured by interests in the real estate subsidiaries, which own operating real estate with a fair value in excess of the loans. Net investment income from these loans was $14 million for both years ended December 31, 2011 and 2010, and less than $1 million for the year ended December 31, 2009.

During 2011, the Company issued loans totaling $430 million to Exeter Reassurance Company Ltd. (“Exeter”), an affiliate. These loans were outstanding at December 31, 2011, and are included in other invested assets. The loans of $305 million, issued by MetLife Insurance Company of Connecticut, and $125 million, issued by MLI-USA, are due on July 15, 2021 and December 16, 2021, respectively, and bear interest, payable semi-annually, at 5.64% and 5.86%, respectively. Both the principal and interest payments have been guaranteed by MetLife. Net investment income from these loans was $8 million for the year ended December 31, 2011.

The Company receives investment administrative services from an affiliate. These investment administrative service charges were $67 million, $56 million and $47 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company also had affiliated net investment income of less than $1 million, ($2) million and $2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

		December 31,
		2011			2010
			Estimated Fair			Estimated Fair
Primary Underlying Risk Exposure	Instrument Type	Notional Amount	Value (1)		Notional Amount	Value (1)
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$13,074	$1,418	$427	$9,102	$658	$252
	Interest rate floors	7,986	330	152	7,986	127	62
	Interest rate caps	10,133	19	—	7,158	29	1
	Interest rate futures	3,766	10	1	1,966	5	7
	Interest rate forwards	620	128	—	695	—	71
Foreign currency	Foreign currency swaps	1,792	297	62	2,561	585	68
	Foreign currency forwards	149	9	—	151	4	1
Credit	Credit default swaps	2,426	18	28	1,324	15	22
Equity market	Equity futures	1,007	4	—	93	—	—
	Equity options	2,111	482	—	733	77	—
	Variance swaps	2,430	51	8	1,081	20	8
	Total rate of return swaps	129	—	2	—	—	—

	Total	$45,623	$2,766	$680	$32,850	$1,520	$492

(1)

The estimated fair value of all derivatives in an asset position is reported within other invested assets in the consolidated balance sheets and the estimated fair value of all derivatives in a liability position is reported within other liabilities in the consolidated balance sheets.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the gross notional amount of derivative financial instruments by maturity at December 31, 2011:

	Remaining Life
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total
			(In millions)
Interest rate swaps	$901	$3,589	$2,976	$5,608	$13,074
Interest rate floors	—	6,936	1,050	—	7,986
Interest rate caps	1,750	7,880	503	—	10,133
Interest rate futures	3,766	—	—	—	3,766
Interest rate forwards	210	410	—	—	620
Foreign currency swaps	523	599	281	389	1,792
Foreign currency forwards	149	—	—	—	149
Credit default swaps	12	2,414	—	—	2,426
Equity futures	1,007	—	—	—	1,007
Equity options	75	1,011	1,025	—	2,111
Variance swaps	270	1,086	1,074	—	2,430
Total rate of return swaps	129	—	—	—	129

Total	$8,792	$23,925	$6,909	$5,997	$45,623

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

The Company writes covered call options on its portfolio of U.S. Treasury securities as an income generation strategy. In a covered call transaction, the Company receives a premium at the inception of the contract in exchange for giving the derivative counterparty the right to purchase the referenced security from the Company at a predetermined price. The call option is “covered” because the Company owns the referenced security over the term of the option. Covered call options are included in interest rate options. The Company utilizes covered call options in non-qualifying hedging relationships.

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

Certain credit default swaps are used by the Company to hedge against credit-related changes in the value of its investments. In a credit default swap transaction, the Company agrees with another party, at specified intervals, to pay a premium to hedge credit risk. If a credit event, as defined by the contract, occurs, the contract

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

may be cash settled or it may be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. The Company utilizes credit default swaps in non-qualifying hedging relationships.

Credit default swaps are also used to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and one or more cash instruments such as U.S. Treasury securities, agency securities or other fixed maturity securities. These credit default swaps are not designated as hedging instruments.

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

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Hedging

The following table presents the gross notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	December 31,
	2011			2010
		Estimated			Estimated
	Notional Amount	Fair Value		Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments		Assets	Liabilities		Assets	Liabilities
	(In millions)
Fair value hedges:
Foreign currency swaps	$598	$188	$19	$787	$334	$18
Interest rate swaps	311	35	6	193	11	15

Subtotal	909	223	25	980	345	33

Cash flow hedges:
Foreign currency swaps	445	31	12	295	15	11
Interest rate swaps	355	96	—	575	1	45
Interest rate forwards	620	128	—	695	—	71

Subtotal	1,420	255	12	1,565	16	127

Total qualifying hedges	$2,329	$478	$37	$2,545	$361	$160

The following table presents the gross notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at:

	December 31,
	2011			2010
		Estimated			Estimated
Derivatives Not Designated or Not	Notional Amount	Fair Value		Notional Amount	Fair Value
Qualifying as Hedging Instruments		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$12,408	$1,287	$421	$8,334	$646	$192
Interest rate floors	7,986	330	152	7,986	127	62
Interest rate caps	10,133	19	—	7,158	29	1
Interest rate futures	3,766	10	1	1,966	5	7
Foreign currency swaps	749	78	31	1,479	236	39
Foreign currency forwards	149	9	—	151	4	1
Credit default swaps	2,426	18	28	1,324	15	22
Equity futures	1,007	4	—	93	—	—
Equity options	2,111	482	—	733	77	—
Variance swaps	2,430	51	8	1,081	20	8
Total rate of return swaps	129	—	2	—	—	—

Total non-designated or non-qualifying derivatives	$43,294	$2,288	$643	$30,305	$1,159	$332

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Net Derivative Gains (Losses)

The components of net derivative gains (losses) were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Derivatives and hedging gains (losses) (1)	$846	$(74)	$(717)
Embedded derivatives	273	132	(314)

Total net derivative gains (losses)	$1,119	$58	$(1,031)

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.

The following table presents earned income on derivatives for the:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Qualifying hedges:
Net investment income	$2	$2	$(1)
Interest credited to policyholder account balances	41	37	40
Non-qualifying hedges:
Net derivative gains (losses)	83	6	(8)

Total	$126	$45	$31

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table represents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
For the Year Ended December 31, 2011:
Interest rate swaps:	Fixed maturity securities	$(7)	$5	$(2)
	PABs (1)	36	(38)	(2)
Foreign currency swaps:	Foreign-denominated PABs (2)	(52)	30	(22)

Total		$(23)	$(3)	$(26)

For the Year Ended December 31, 2010:
Interest rate swaps:	Fixed maturity securities	$(1)	$1	$—
	PABs (1)	(13)	8	(5)
Foreign currency swaps:	Foreign-denominated PABs (2)	(38)	14	(24)

Total		$(52)	$23	$(29)

For the Year Ended December 31, 2009:
Interest rate swaps:	Fixed maturity securities	$6	$(6)	$—
	PABs (1)	(8)	4	(4)
Foreign currency swaps:	Foreign-denominated PABs (2)	111	(117)	(6)

Total		$109	$(119)	$(10)

(1)	Fixed rate liabilities.

(2)	Fixed rate or floating rate liabilities.

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

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date, within two months of that date, or were no longer probable of occurring. The net amount reclassified into net derivative gains (losses) for the year ended December 31, 2011

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

related to such discontinued cash flow hedges was $1 million. The net amount reclassified into net derivative gains (losses) for the year ended December 31, 2010 related to such discontinued cash flow hedges was insignificant. There were no amounts reclassified into net derivative gains (losses) for the year ended December 31, 2009 related to such discontinued cash flow hedges.

At December 31, 2011 and 2010, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years and six years, respectively.

The following table presents the components of accumulated other comprehensive income (loss), before income tax, related to cash flow hedges:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Accumulated other comprehensive income (loss), balance at January 1,	$(109)	$(1)	$20
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	357	(107)	(44)
Amounts reclassified to net derivative gains (losses)	(9)	(1)	23

Accumulated other comprehensive income (loss), balance at December 31,	$239	$(109)	$(1)

At December 31, 2011, insignificant amounts of deferred net gains (losses) on derivatives in accumulated other comprehensive income (loss) were expected to be reclassified to earnings within the next 12 months.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of stockholders’ equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Net Derivative Gains (Losses)	Net Derivative Gains (Losses)
		(In millions)
For the Year Ended December 31, 2011:
Interest rate swaps	$132	$1	$—
Foreign currency swaps	17	(2)	—
Interest rate forwards	208	9	1
Credit forwards	—	1	—

Total	$357	$9	$1

For the Year Ended December 31, 2010:
Interest rate swaps	$(44)	$—	$—
Foreign currency swaps	(6)	(3)	—
Interest rate forwards	(71)	4	(1)
Credit forwards	14	—	—

Total	$(107)	$1	$(1)

For the Year Ended December 31, 2009:
Interest rate swaps	$—	$—	$—
Foreign currency swaps	(58)	(36)	—
Interest rate forwards	17	13	—
Credit forwards	(3)	—	—

Total	$(44)	$(23)	$—

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting or for purposes other than hedging: (i) interest rate swaps, implied volatility swaps, caps and floors and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards and swaps to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge exposure to adverse movements in credit; (iv) equity futures, equity index options, interest rate futures, TRRs and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) credit default swaps to synthetically create investments; (vi) interest rate forwards to buy and sell securities to economically hedge its exposure to interest rates; (vii) basis swaps to better match the cash flows of assets and related liabilities; (viii) inflation swaps to reduce risk generated from inflation-indexed liabilities; (ix) covered call options for income generation; and (x) equity options to economically hedge certain invested assets against adverse changes in equity indices.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
For the Year Ended December 31, 2011:
Interest rate swaps	$511	$—	$—
Interest rate floors	114	—	—
Interest rate caps	(41)	—	—
Interest rate futures	118	—	—
Equity futures	(70)	—	(4)
Foreign currency swaps	27	—	—
Foreign currency forwards	—	—	—
Equity options	82	(7)	—
Interest rate options	—	—	—
Interest rate forwards	(1)	—	—
Variance swaps	33	—	—
Credit default swaps	—	—	—

Total	$773	$(7)	$(4)

For the Year Ended December 31, 2010:
Interest rate swaps	$51	$—	$—
Interest rate floors	20	—	—
Interest rate caps	(9)	—	—
Interest rate futures	(22)	—	—
Equity futures	(12)	—	—
Foreign currency swaps	(31)	—	—
Foreign currency forwards	2	—	—
Equity options	(30)	(7)	—
Interest rate options	(3)	—	—
Interest rate forwards	1	—	—
Variance swaps	(6)	—	—
Credit default swaps	—	—	—

Total	$(39)	$(7)	$—

For the Year Ended December 31, 2009:
Interest rate swaps	$(149)	$—	$—
Interest rate floors	(265)	—	—
Interest rate caps	4	—	—
Interest rate futures	(37)	—	—
Equity futures	(71)	—	—
Foreign currency swaps	(3)	—	—
Foreign currency forwards	(4)	—	—
Equity options	(121)	(1)	—
Interest rate options	—	—	—
Interest rate forwards	—	—	—
Variance swaps	(40)	—	—
Credit default swaps	(50)	—	—

Total	$(736)	$(1)	$—

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Credit Derivatives

In connection with synthetically created investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $2.1 billion and $912 million at December 31, 2011 and 2010, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At December 31, 2011, the Company would have paid $11 million to terminate all of these contracts, and at December 31, 2010, the Company would have received $13 million to terminate all of these contracts.

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2011			2010
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$2	$212	4.3	$1	$45	3.6
Credit default swaps referencing indices	—	661	3.1	11	679	3.7

Subtotal	2	873	3.4	12	724	3.7

Baa
Single name credit default swaps (corporate)	(6)	434	4.6	—	5	3.0
Credit default swaps referencing indices	(7)	793	4.8	1	183	5.0

Subtotal	(13)	1,227	4.7	1	188	5.0

Total	$(11)	$2,100	4.2	$13	$912	4.0

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its OTC derivative instruments. At December 31, 2011 and 2010, the Company was obligated to return cash collateral under its control of $1.6 billion and $965 million, respectively. This cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At December 31, 2011 and 2010, the Company had received collateral consisting of various securities with a fair market value of $315 million and $3 million, respectively, which were held in separate custodial accounts. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at December 31, 2011, none of the collateral had been sold or repledged.

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

		Estimated Fair Value of Collateral Provided: (2)	Fair Value of Incremental Collateral Provided Upon:
	Estimated Fair Value (1) of Derivatives in Net Liability Position	Fixed Maturity Securities	One Notch Downgrade in the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
December 31, 2011	$14	$9	$1	$10
December 31, 2010	$96	$58	$11	$62

(1)	After taking into consideration the existence of netting agreements.

(2)

Included in fixed maturity securities in the consolidated balance sheets. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. At both December 31, 2011 and 2010, the Company did not provide any cash collateral.

Without considering the effect of netting agreements, the estimated fair value of the Company’s OTC derivatives with credit-contingent provisions that were in a gross liability position at December 31, 2011 was $143 million. At December 31, 2011, the Company provided securities collateral of $9 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating was downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements were deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at December 31, 2011 would be $134 million. This amount does not consider gross derivative assets of $129 million for which the Company has the contractual right of offset.

The Company also has exchange-traded futures, which may require the pledging of collateral. At both December 31, 2011 and 2010, the Company did not pledge any securities collateral for exchange-traded futures. At December 31, 2011 and 2010, the Company provided cash collateral for exchange-traded futures of $140 million and $25 million, respectively, which is included in premiums, reinsurance and other receivables.

Embedded Derivatives

The Company issues certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; affiliated ceded reinsurance of guaranteed minimum benefits related to GMWBs, GMABs and

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

certain GMIBs; affiliated assumed reinsurance of guaranteed minimum benefits related to GMWBs and certain GMIBs; ceded reinsurance written on a funds withheld basis; and options embedded in debt or equity securities.

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	December 31,
	2011	2010
	(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	$2,815	$936
Options embedded in debt or equity securities	(2)	(2)

Net embedded derivatives within asset host contracts	$2,813	$934

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	$1,363	$254
Assumed guaranteed minimum benefits	4	—
Funds withheld on ceded reinsurance	416	5

Net embedded derivatives within liability host contracts	$1,783	$259

The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Net derivative gains (losses) (1), (2)	$273	$132	$(314)

(1)

The valuation of direct and assumed guaranteed minimum benefits includes an adjustment for nonperformance risk. The amounts included in net derivative gains (losses), in connection with this adjustment, were $354 million, ($153) million and ($567) million for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes an adjustment for nonperformance risk. The amounts included in net derivative gains (losses), in connection with this adjustment, were ($476) million, $210 million and $816 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Notes to the Consolidated Financial Statements — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the FVO, were determined as described below. These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2011
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$15,907	$1,432	$17,339
Foreign corporate securities	—	7,913	580	8,493
U.S. Treasury and agency securities	4,326	3,722	—	8,048
RMBS	—	6,255	239	6,494
CMBS	—	2,080	147	2,227
State and political subdivision securities	—	2,032	23	2,055
ABS	—	1,658	220	1,878
Foreign government securities	—	1,245	2	1,247

Total fixed maturity securities	4,326	40,812	2,643	47,781

Equity securities:
Common stock	51	74	21	146
Non-redeemable preferred stock	—	30	76	106

Total equity securities	51	104	97	252

Other securities:
FVO general account securities	—	49	—	49
FVO contractholder-directed unit-linked investments	3,616	—	—	3,616

Total other securities	3,616	49	—	3,665

Short-term investments (1)	865	1,684	10	2,559
Mortgage loans held by CSEs	—	3,138	—	3,138
Derivative assets: (2)
Interest rate contracts	10	1,708	187	1,905
Foreign currency contracts	—	306	—	306
Credit contracts	—	12	6	18
Equity market contracts	4	482	51	537

Total derivative assets	14	2,508	244	2,766

Net embedded derivatives within asset host contracts (3)	—	—	2,815	2,815
Separate account assets (4)	185	72,244	130	72,559

Total assets	$9,057	$120,539	$5,939	$135,535

Liabilities:
Derivative liabilities: (2)
Interest rate contracts	$1	$566	$13	$580
Foreign currency contracts	—	62	—	62
Credit contracts	—	21	7	28
Equity market contracts	—	2	8	10

Total derivative liabilities	1	651	28	680

Net embedded derivatives within liability host contracts (3)	—	—	1,783	1,783
Long-term debt of CSEs	—	3,065	—	3,065

Total liabilities	$1	$3,716	$1,811	$5,528

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2010
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$13,864	$1,510	$15,374
Foreign corporate securities	—	7,590	880	8,470
U.S. Treasury and agency securities	4,616	3,026	34	7,676
RMBS	—	6,674	282	6,956
CMBS	—	2,147	130	2,277
State and political subdivision securities	—	1,614	32	1,646
ABS	—	1,301	321	1,622
Foreign government securities	—	889	14	903

Total fixed maturity securities	4,616	37,105	3,203	44,924

Equity securities:
Common stock	43	72	22	137
Non-redeemable preferred stock	—	54	214	268

Total equity securities	43	126	236	405

Other securities:
FVO general account securities	—	7	—	7
FVO contractholder-directed unit-linked investments	2,240	—	—	2,240

Total other securities	2,240	7	—	2,247

Short-term investments (1)	390	584	173	1,147
Mortgage loans held by CSEs	—	6,840	—	6,840
Derivative assets: (2)
Interest rate contracts	5	804	10	819
Foreign currency contracts	—	589	—	589
Credit contracts	—	3	12	15
Equity market contracts	—	77	20	97

Total derivative assets	5	1,473	42	1,520

Net embedded derivatives within asset host contracts (3)	—	—	936	936
Separate account assets (4)	76	61,410	133	61,619

Total assets	$7,370	$107,545	$4,723	$119,638

Liabilities:
Derivative liabilities: (2)
Interest rate contracts	$7	$315	$71	$393
Foreign currency contracts	—	69	—	69
Credit contracts	—	21	1	22
Equity market contracts	—	—	8	8

Total derivative liabilities	7	405	80	492

Net embedded derivatives within liability host contracts (3)	—	—	259	259
Long-term debt of CSEs	—	6,773	—	6,773

Total liabilities	$7	$7,178	$339	$7,524

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

(3)

Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within PABs and other liabilities in the consolidated balance sheets. At December 31, 2011, fixed maturity securities and equity securities also included embedded derivatives of $1 million and ($3) million, respectively. At December 31, 2010, fixed maturity securities and equity securities included embedded derivatives of $3 million and ($5) million, respectively.

(4)

Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

See Note 2 for discussion of CSEs included in the tables above and for certain prior year amounts which have been reclassified to conform with the 2011 presentation.

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

When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, giving priority to observable inputs. The market standard valuation methodologies utilized include: discounted cash flow methodologies, matrix pricing or other similar techniques. The inputs in applying these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity and management’s assumptions regarding estimated duration, liquidity and estimated future cash flows. Accordingly, the estimated fair values are based on available market information and management’s judgments about financial instruments.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

When observable inputs are not available, the market standard valuation methodologies for determining the estimated fair value of certain types of securities that trade infrequently, and therefore have little or no price transparency, rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management’s judgment or estimation and cannot be supported by reference to market activity. Even though these inputs are unobservable, management believes they are consistent with what other market participants would use when pricing such securities and are considered appropriate given the circumstances.

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

Derivatives

The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives or through the use of pricing models for OTC derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models.

The significant inputs to the pricing models for most OTC derivatives are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves and volatility. However, certain OTC derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. Significant inputs that are unobservable generally include: independent broker quotes, references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and management believes they are consistent with what other market participants would use when pricing such instruments.

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

The Company issues certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and certain GMIBs are embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within PABs in the consolidated balance sheets.

The fair value of these guarantees is estimated using the present value of projected future benefits minus the present value of projected future fees using actuarial and capital market assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The valuation of these guarantee liabilities includes adjustments for nonperformance risk and for a risk margin related to non-capital market inputs.

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

The Company ceded, to an affiliated reinsurance company, the risk associated with certain of the GMIBs, GMABs and GMWBs described above that are also accounted for as embedded derivatives. In addition to ceding risks associated with guarantees that are accounted for as embedded derivatives, the Company also cedes, to the same affiliated reinsurance company, certain directly written GMIBs that are accounted for as insurance (i.e., not as embedded derivatives), but where the reinsurance agreement contains an embedded derivative. These embedded derivatives are included within premiums, reinsurance and other receivables in the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on these ceded risks is determined using a methodology consistent with that described previously for the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.

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

Separate Account Assets

Separate account assets are carried at estimated fair value and reported as a summarized total on the consolidated balance sheets. The estimated fair value of separate account assets is based on the estimated fair value of the underlying assets. Assets within the Company’s separate accounts include: mutual funds, fixed maturity securities, equity securities, derivatives, other limited partnership interests, short-term investments and cash and cash equivalents. See “—Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

Long-term Debt of CSEs

The Company has elected the FVO for the long-term debt of CSEs. See “— Valuation Techniques and Inputs by Level Within the Three-Level Fair Value Hierarchy by Major Classes of Assets and Liabilities” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

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

Level 1 Measurements:

Fixed Maturity Securities, Equity Securities, Other Securities and Short-term Investments

These securities are comprised of U.S. Treasury securities, exchange traded common stock, exchange traded registered mutual fund interests included in other securities and short-term money market securities, including U.S. Treasury bills. Valuation of these securities is based on unadjusted quoted prices in active markets that are readily and regularly available. Contractholder- directed unit- linked investments reported within other securities include certain registered mutual fund interests priced using daily NAV provided by the fund managers.

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

Structured securities comprised of RMBS, CMBS and ABS. These securities are principally valued using the market approach. Valuation is based primarily on matrix pricing or other similar techniques that utilize inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data, or are based on independent non-binding broker quotations. Below investment grade securities and RMBS supported by sub-prime mortgage loans included in this level are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, and certain of these securities are valued based on independent non-binding broker quotations.

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

Credit contracts.

Non-option-based — Significant unobservable inputs may include credit spreads, repurchase rates, and the extrapolation beyond observable limits of the swap yield curve and credit curves. Certain of these derivatives are valued based on independent non-binding broker quotations.

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

Reinsurance Ceded on Certain Guaranteed Minimum Benefits

These embedded derivatives are principally valued using an income approach. The valuation techniques and significant market standard unobservable inputs used in their valuation are similar to those previously described under “Direct and Assumed Guaranteed Minimum Benefits” and also include counterparty credit spreads.

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

Transfers between Levels 1 and 2:

During the years ended December 31, 2011 and 2010, transfers between Levels 1 and 2 were not significant.

Transfers into or out of Level 3:

Overall, transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Transfers into and/or out of any level are assumed to occur at the beginning of the period. Significant transfers into and/or out of Level 3 assets and liabilities for the years ended December 31, 2011 and 2010 are summarized below.

Transfers into Level 3 were due primarily to a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade), which have resulted in decreased transparency of valuations and an increased use of broker quotations and unobservable inputs to determine estimated fair value.

During the year ended December 31, 2011, transfers into Level 3 for fixed maturity securities of $44 million were principally comprised of certain U.S. corporate securities. During the year ended December 31, 2010, transfers into Level 3 for fixed maturity securities of $370 million were principally comprised of U.S. and foreign corporate securities and certain CMBS.

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

During the year ended December 31, 2011, transfers out of Level 3 for fixed maturity securities of $480 million were principally comprised of certain ABS, U.S. and foreign corporate securities and U.S. treasury and agency securities. During the year ended December 31, 2010, transfers out of Level 3 for fixed maturity securities of $358 million and for separate account assets of $3 million were principally comprised of certain U.S. and foreign corporate securities, ABS and CMBS.

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), including realized and unrealized gains (losses) of all assets and (liabilities) and realized and unrealized gains (losses) of all assets and (liabilities) still held at the end of the respective time periods:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	Foreign Corporate Securities	U.S. Treasury and Agency Securities	RMBS	CMBS	State and Political Subdivision Securities	ABS	Foreign Government Securities
				(In millions)
Year Ended December 31, 2011:
Balance, January 1,	$1,510	$880	$34	$282	$130	$32	$321	$14
Total realized/unrealized gains (losses) included in: Earnings: (1), (2)
Net investment income	6	1	—	1	—	—	—	—
Net investment gains (losses)	32	(20)	—	(5)	—	—	(6)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	80	22	—	(9)	19	(8)	8	—
Purchases (3)	76	282	—	16	17	—	166	—
Sales (3)	(175)	(515)	—	(34)	(19)	(1)	(46)	(12)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	40	3	—	1	—	—	—	—
Transfers out of Level 3 (4)	(137)	(73)	(34)	(13)	—	—	(223)	—

Balance, December 31,	$1,432	$580	$—	$239	$147	$23	$220	$2

Changes in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2011 included in earnings:
Net investment income	$6	$1	$—	$1	$—	$—	$—	$—
Net investment gains (losses)	$—	$(9)	$—	$(5)	$—	$—	$(2)	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (5)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate Contracts	Foreign Currency Contracts	Credit Contracts	Equity Market Contracts	Net Embedded Derivatives (6)	Separate Account Assets (7)
					(In millions)
Year Ended December 31, 2011:
Balance, January 1,	$22	$214	$173	$(61)	$—	$11	$12	$677	$133
Total realized/unrealized gains (losses) included in: Earnings: (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	2	(24)	(1)	—	—	—	—	—	(7)
Net derivative gains (losses)	—	—	—	50	—	(10)	32	277	—
Other comprehensive income (loss)	(6)	1	—	199	—	—	—	—	—
Purchases (3)	9	—	10	—	—	—	3	—	5
Sales (3)	(6)	(115)	(172)	—	—	—	—	—	(1)
Issuances (3)	—	—	—	—	—	(1)	(4)	—	—
Settlements (3)	—	—	—	(13)	—	(1)	—	78	—
Transfers into Level 3 (4)	—	—	—	(1)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	—	—

Balance, December 31,	$21	$76	$10	$174	$—	$(1)	$43	$1,032	$130

Changes in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2011 included in earnings:
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(3)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$39	$—	$(10)	$33	$279	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	Foreign Corporate Securities	U.S. Treasury and Agency Securities	RMBS	CMBS	State and Political Subdivision Securities	ABS	Foreign Government Securities
				(In millions)
Year Ended December 31, 2010:
Balance, January 1,	$1,605	$994	$33	$272	$45	$32	$290	$16
Total realized/unrealized gains (losses) included in: Earnings: (1), (2)
Net investment income	7	(1)	—	1	—	—	1	—
Net investment gains (losses)	(5)	(3)	—	(4)	—	—	(5)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	79	90	2	47	21	4	34	—
Purchases, sales, issuances and settlements (3)	(173)	(199)	(1)	(48)	1	(1)	53	4
Transfers into Level 3 (4)	147	114	—	21	85	—	—	3
Transfers out of Level 3 (4)	(150)	(115)	—	(7)	(22)	(3)	(52)	(9)

Balance, December 31,	$1,510	$880	$34	$282	$130	$32	$321	$14

Changes in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2010 included in earnings:
Net investment income	$6	$—	$—	$—	$—	$—	$1	$—
Net investment gains (losses)	$(10)	$—	$—	$(2)	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (5)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate Contracts	Foreign Currency Contracts	Credit Contracts	Equity Market Contracts	Net Embedded Derivatives (6)	Separate Account Assets (7)
					(In millions)
Year Ended December 31, 2010:
Balance, January 1,	$11	$258	$8	$2	$23	$4	$18	$445	$153
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	—	1	—	—	—	—	—	—
Net investment gains (losses)	5	15	—	—	—	—	—	—	(5)
Net derivative gains (losses)	—	—	—	10	—	3	(6)	135	—
Other comprehensive income (loss)	3	6	—	(71)	—	13	—	—	—
Purchases, sales, issuances, and settlements (3)	3	(65)	164	(2)	—	(9)	—	97	(12)
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	(23)	—	—	—	(3)

Balance, December 31,	$22	$214	$173	$(61)	$—	$11	$12	$677	$133

Changes in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2010 included in earnings:
Net investment income	$—	$—	$1	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$10	$—	$3	$(6)	$137	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	Foreign Corporate Securities	U.S. Treasury and Agency Securities	RMBS	CMBS	State and Political Subdivision Securities	ABS	Foreign Government Securities
				(In millions)
Year Ended December 31, 2009:
Balance, January 1,	$1,401	$926	$36	$323	$116	$24	$297	$10
Total realized/unrealized gains (losses) included in: Earnings: (1), (2)
Net investment income	3	(1)	—	—	1	—	—	—
Net investment gains (losses)	(117)	(94)	—	—	(43)	—	(55)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	192	334	(1)	39	50	6	137	1
Purchases, sales, issuances and settlements (3)	(172)	(47)	(2)	(45)	(7)	2	(102)	(1)
Transfers into and/or out of Level 3 (4)	298	(124)	—	(45)	(72)	—	13	6

Balance, December 31,	$1,605	$994	$33	$272	$45	$32	$290	$16

Changes in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2009 included in earnings:
Net investment income	$6	$(1)	$—	$—	$1	$—	$—	$—
Net investment gains (losses)	$(105)	$(43)	$—	$(25)	$(56)	$—	$4	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Other Securities	Net Derivatives (5)	Net Embedded Derivatives (6)	Separate Account Assets (7)
				(In millions)
Year Ended December 31, 2009:
Balance, January 1,	$8	$318	$—	$50	$309	$657	$159
Total realized/unrealized gains (losses) included in: Earnings: (1), (2)
Net investment income	—	—	—	—	—	—	—
Net investment gains (losses)	—	(101)	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	(40)	(328)	(7)
Other comprehensive income (loss)	(1)	113	—	—	(3)	—	—
Purchases, sales, issuances, and settlements (3) .	4	(66)	8	(50)	(15)	116	1
Transfers into and/or out of Level 3 (4)	—	(6)	—	—	(204)	—	—

Balance, December 31,	$11	$258	$8	$—	$47	$445	$153

Changes in unrealized gains (losses)relating to assets and liabilities still held at December 31, 2009 included in earnings:
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(38)	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$(33)	$(332)	$—

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

(3)

The amount reported within purchases, sales, issuances and settlements is the purchase or issuance price and the sales or settlement proceeds based upon the actual date purchased or issued and sold or settled, respectively. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. For the year ended December 31, 2011, fees attributed to net embedded derivatives are included within settlements. For the years ended December 31, 2010 and 2009, fees attributed to net embedded derivatives are included within purchases, sales, issuances and settlements.

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

Fair Value Option

Assets and Liabilities Held by CSEs

The Company has elected the FVO for the following assets and liabilities held by CSEs: commercial mortgage loans and long-term debt. The following table presents these commercial mortgage loans carried under the FVO at:

	December 31,
	2011	2010
	(In millions)
Unpaid principal balance	$3,019	$6,636
Excess of estimated fair value over unpaid principal balance	119	204

Carrying value at estimated fair value	$3,138	$6,840

The following table presents the long-term debt carried under the FVO related to the commercial mortgage loans at:

	December 31,
	2011	2010
	(In millions)
Contractual principal balance	$2,925	$6,541
Excess of estimated fair value over contractual principal balance	140	232

Carrying value at estimated fair value	$3,065	$6,773

Interest income on commercial mortgage loans held by CSEs is recorded in net investment income. Interest expense on long-term debt of CSEs is recorded in other expenses. Gains and losses from initial measurement, subsequent changes in estimated fair value and gains or losses on sales of both the commercial mortgage loans and long-term debt are recognized in net investment gains (losses). See Note 2.

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

	Years Ended December 31,
	2011			2010			2009
	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)
					(In millions)
Mortgage loans, net (1)	$—	$8	$8	$—	$—	$—	$—	$—	$—
Other limited partnership interests (2)	$7	$5	$(2)	$33	$22	$(11)	$110	$44	$(66)
Real estate joint ventures (3)	$—	$—	$—	$25	$5	$(20)	$90	$48	$(42)

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

(2)

Other limited partnership interests — The impaired investments presented above were accounted for using the cost method. Impairments on these cost method investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several private equity and debt funds that typically invest primarily in a diversified pool of investments using certain investment strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments were $3 million and $23 million at December 31, 2011 and 2010, respectively.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

(3)

Real estate joint ventures — The impaired investments presented above were accounted for using the cost method. Impairments on these cost method investments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities in the period in which the impairment was incurred. These impairments to estimated fair value represent non-recurring fair value measurements that have been classified as Level 3 due to the limited activity and price transparency inherent in the market for such investments. This category includes several real estate funds that typically invest primarily in commercial real estate. The estimated fair values of these investments have been determined using the NAV of the Company’s ownership interest in the partners’ capital. Distributions from these investments will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. There were no unfunded commitments for these investments at December 31, 2011. Unfunded commitments for these investments were $3 million at December 31, 2010.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments

Amounts related to the Company’s financial instruments that were not measured at fair value on a recurring basis, were as follows:

	December 31,
	2011			2010
	Notional Amount	Carrying Value	Estimated Fair Value	Notional Amount	Carrying Value	Estimated Fair Value
			(In millions)
Assets:
Mortgage loans, net (1)		$6,662	$6,946		$5,890	$6,022
Policy loans		$1,203	$1,307		$1,190	$1,260
Real estate joint ventures (2)		$69	$107		$79	$102
Other limited partnership interests (2)		$98	$126		$104	$116
Short-term investments (3)		$19	$19		$88	$88
Other invested assets (2)		$430	$477		—	—
Cash and cash equivalents		$745	$745		$1,928	$1,928
Accrued investment income		$568	$568		$559	$559
Premiums, reinsurance and other receivables (2)		$5,973	$6,880		$5,959	$6,164
Liabilities:
PABs (2)		$23,144	$24,732		$24,622	$26,061
Payables for collateral under securities loaned and other transactions		$8,079	$8,079		$8,103	$8,103
Long-term debt (4)		$792	$970		$795	$930
Other liabilities (2)		$224	$224		$294	$294
Separate account liabilities (2)		$1,240	$1,240		$1,407	$1,407
Commitments: (5)
Mortgage loan commitments	$167	$—	$—	$270	$—	$(2)
Commitments to fund bank credit facilities and private corporate bond investments	$248	$—	$7	$315	$—	$(12)

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

(4)	Long-term debt as presented in the table above does not include long-term debt of CSEs, which is accounted for under the FVO.

(5)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities.

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

Policy Loans

For policy loans with fixed interest rates, estimated fair values are determined using a discounted cash flow model applied to groups of similar policy loans determined by the nature of the underlying insurance liabilities. Cash flow estimates are developed by applying a weighted-average interest rate to the outstanding principal balance of the respective group of policy loans and an estimated average maturity determined through experience studies of the past performance of policyholder repayment behavior for similar loans. These cash flows are discounted using current risk-free interest rates with no adjustment for borrower credit risk as these loans are fully collateralized by the cash surrender value of the underlying insurance policy. The estimated fair value for policy loans with variable interest rates approximates carrying value due to the absence of borrower credit risk and the short time period between interest rate resets, which presents minimal risk of a material change in estimated fair value due to changes in market interest rates.

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

Premiums, Reinsurance and Other Receivables

Premiums, reinsurance and other receivables in the preceding table are principally comprised of certain amounts recoverable under reinsurance agreements, amounts on deposit with financial institutions to facilitate daily settlements related to certain derivative positions and amounts receivable for securities sold but not yet settled.

Premiums receivable and those amounts recoverable under reinsurance agreements determined to transfer significant risk are not financial instruments subject to disclosure and thus have been excluded from the amounts presented in the preceding table. Amounts recoverable under ceded reinsurance agreements, which the Company has determined do not transfer significant risk such that they are accounted for using the deposit method of accounting, have been included in the preceding table. The estimated fair value is determined as the present value of expected future cash flows, which were discounted using an interest rate determined to reflect the appropriate credit standing of the assuming counterparty.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

PABs

PABs in the table above include investment contracts. Embedded derivatives on investment contracts and certain variable annuity guarantees accounted for as embedded derivatives are included in this caption in the consolidated financial statements but excluded from this caption in the table above as they are separately presented in “— Recurring Fair Value Measurements.” The remaining difference between the amounts reflected as PABs in the preceding table and those recognized in the consolidated balance sheets represents those amounts due under contracts that satisfy the definition of insurance contracts and are not considered financial instruments.

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

Other Liabilities

Other liabilities included in the table above reflect those other liabilities that satisfy the definition of financial instruments subject to disclosure. These items consist primarily of interest payable, amounts due for securities purchased but not yet settled, and funds withheld amounts payable which are contractually withheld by the Company in accordance with the terms of the reinsurance agreements. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which are not materially different from the carrying values.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and VOBA was as follows:

	DAC	VOBA	Total
		(In millions)
Balance at January 1, 2009	$2,779	$2,661	$5,440
Capitalizations	851	—	851

Subtotal	3,630	2,661	6,291

Amortization related to:
Net investment gains (losses)	225	86	311
Other expenses	(408)	(197)	(605)

Total amortization	(183)	(111)	(294)

Unrealized investment gains (losses)	(322)	(433)	(755)
Effect of foreign currency translation	2	—	2

Balance at December 31, 2009	3,127	2,117	5,244
Capitalizations	978	—	978

Subtotal	4,105	2,117	6,222

Amortization related to:
Net investment gains (losses)	(67)	(17)	(84)
Other expenses	(458)	(297)	(755)

Total amortization	(525)	(314)	(839)
Unrealized investment gains (losses)	(167)	(117)	(284)

Balance at December 31, 2010	3,413	1,686	5,099
Capitalizations	1,478	—	1,478

Subtotal	4,891	1,686	6,577

Amortization related to:
Net investment gains (losses)	(390)	(29)	(419)
Other expenses	(563)	(314)	(877)

Total amortization	(953)	(343)	(1,296)

Unrealized investment gains (losses)	(65)	(337)	(402)
Effect of foreign currency translation	(3)	—	(3)

Balance at December 31, 2011	$3,870	$1,006	$4,876

The estimated future amortization expense allocated to other expenses for the next five years for VOBA is $245 million in 2012, $192 million in 2013, $155 million in 2014, $124 million in 2015 and $101 million in 2016.

Amortization of DAC and VOBA is attributed to both investment gains and losses and to other expenses for the amount of gross margins or profits originating from transactions other than investment gains and losses. Unrealized investment gains and losses represent the amount of DAC and VOBA that would have been amortized if such gains and losses had been recognized.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Information regarding DAC and VOBA by segment was as follows:

	DAC		VOBA		Total
	December 31,
	2011	2010	2011	2010	2011	2010
	(In millions)
Retirement Products	$2,213	$1,985	$748	$996	$2,961	$2,981
Corporate Benefit Funding	12	8	1	1	13	9
Insurance Products	1,501	1,329	257	689	1,758	2,018
Corporate & Other	144	91	—	—	144	91

Total	$3,870	$3,413	$1,006	$1,686	$4,876	$5,099

6.	Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Information regarding goodwill by segment and reporting unit was as follows:

	December 31,
	2011	2010
	(In millions)
Retirement Products	$219	$219
Corporate Benefit Funding	307	307
Insurance Products:
Non-medical health	5	5
Individual life	17	17

Total Insurance Products	22	22
Corporate & Other	405	405

Total	$953	$953

The Company performed its annual goodwill impairment tests during the third quarter of 2011 based upon data at June 30, 2011 and concluded that the fair values of all reporting units were in excess of their carrying values and, therefore, goodwill was not impaired. Such tests are described in more detail in Note 1.

Management continues to evaluate current market conditions that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

7.	Insurance

Insurance Liabilities

Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, were as follows:

	Future Policy Benefits		Policyholder Account Balances		Other Policy-Related Balances
	December 31,
	2011	2010	2011	2010	2011	2010
	(In millions)
Retirement Products	$2,342	$1,718	$22,699	$20,990	$17	$18
Corporate Benefit Funding	14,028	12,991	8,375	9,452	14	5
Insurance Products	3,280	3,060	7,303	6,592	2,569	2,268
Corporate & Other	5,833	5,429	3,698	2,257	389	361

Total	$25,483	$23,198	$42,075	$39,291	$2,989	$2,652

See Note 8 for discussion of affiliated reinsurance liabilities included in the table above.

Value of Distribution Agreements and Customer Relationships Acquired

Information regarding VODA and VOCRA, which are reported in other assets, was as follows:

Amount
(In millions)
Balance at January 1, 2009	$224
Amortization	(9)

Balance at December 31, 2009	215
Amortization	(12)

Balance at December 31, 2010	203
Amortization	(13)

Balance at December 31, 2011	$190

The estimated future amortization expense allocated to other expenses for the next five years for VODA and VOCRA is $15 million in 2012, $16 million in 2013, $17 million in 2014, $17 million in 2015 and $15 million in 2016.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Sales Inducements

Information regarding deferred sales inducements, which are reported in other assets, was as follows:

Amount
(In millions)
Balance at January 1, 2009	$422
Capitalization	124
Amortization	(53)

Balance at December 31, 2009	493
Capitalization	100
Amortization	(56)

Balance at December 31, 2010	537
Capitalization	79
Amortization	(81)

Balance at December 31, 2011	$535

Separate Accounts

Separate account assets and liabilities primarily include pass-through separate accounts totaling $72.4 billion and $61.6 billion at December 31, 2011 and 2010, respectively, for which the policyholder assumes all investment risk.

For the years ended December 31, 2011, 2010 and 2009, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

Obligations Under Funding Agreements

The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2011, 2010 and 2009, the Company issued $12.5 billion, $19.1 billion and $14.5 billion, respectively, and repaid $13.4 billion, $18.6 billion and $15.3 billion, respectively, of such funding agreements. At December 31, 2011 and 2010, funding agreements outstanding, which are included in PABs, were $5.4 billion and $6.6 billion, respectively.

MetLife Insurance Company of Connecticut is a member of the Federal Home Loan Bank (“FHLB”) of Boston and held $70 million of common stock of the FHLB of Boston at both December 31, 2011 and 2010, which is included in equity securities.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The Company has also entered into funding agreements. The liability for funding agreements is included in PABs. Information related to the funding agreements was as follows:

	Liability		Collateral
	December 31,
	2011	2010	2011	2010
	(In millions)
FHLB of Boston (1)	$450	$100	$518 (2)	$211 (2)
Farmer Mac (3)	$200	$200	$230 (4)	$231 (4)

(1)

Represents funding agreements issued to the FHLB of Boston in exchange for cash and for which the FHLB of Boston has been granted a blanket lien on certain assets, including RMBS, to collateralize obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by the Company, the FHLB of Boston’s recovery on the collateral is limited to the amount of the Company’s liability to the FHLB of Boston.

(2)	Advances are collateralized by mortgage-backed securities. The amount of collateral presented is at estimated fair value.

(3)

Represents funding agreements issued to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the United States (“Farmer Mac”).

(4)	Secured by a pledge of certain eligible agricultural real estate mortgage loans. The amount of collateral presented is at carrying value.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Liabilities for Unpaid Claims and Claim Expenses

Information regarding the liabilities for unpaid claims and claim expenses relating to group accident and non-medical health policies and contracts, which are reported in future policy benefits and other policy-related balances, was as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Balance at January 1,	$978	$805	$691
Less: Reinsurance recoverables	878	706	589

Net balance at January 1,	100	99	102

Incurred related to:
Current year	5	24	26
Prior years	4	(12)	(17)

Total incurred	9	12	9

Paid related to:
Current year	—	(1)	(1)
Prior years	(10)	(10)	(11)

Total paid	(10)	(11)	(12)

Net balance at December 31,	99	100	99
Add: Reinsurance recoverables	980	878	706

Balance at December 31,	$1,079	$978	$805

During 2011, 2010 and 2009, claim and claim adjustment expenses associated with prior years increased by $4 million and decreased by $12 million and $17 million, respectively, due to differences between the actual benefits paid and expected benefits owed during those periods.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows:

	December 31,
	2011				2010
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
			(In millions)
Annuity Contracts (1)
Return of Net Deposits
Separate account value	$27,161		N/A		$21,840		N/A
Net amount at risk (2)	$795	(3)	N/A		$415	(3)	N/A
Average attained age of contractholders	63 years		N/A		62 years		N/A
Anniversary Contract Value or Minimum Return
Separate account value	$49,389		$41,713		$42,553		$30,613
Net amount at risk (2)	$4,720	(3)	$6,595	(4)	$3,200	(3)	$3,523	(4)
Average attained age of contractholders	62 years		62 years		60 years		62 years

					December 31,
					2011		2010
					Secondary Guarantees
					(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)					$5,177		$3,740
Net amount at risk (2)					$80,477	(3)	$51,639	(3)
Average attained age of policyholders					58 years		59 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	The net amount at risk is based on the direct and assumed amount at risk (excluding ceded reinsurance).

(3)	The net amount at risk for guarantees of amounts in the event of death is defined as the current GMDB in excess of the current account balance at the balance sheet date.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	Guaranteed Death Benefits	Guaranteed Annuitization Benefits	Secondary Guarantees	Total
		(In millions)
Direct
Balance at January 1, 2009	$98	$221	$108	$427
Incurred guaranteed benefits	48	(6)	187	229
Paid guaranteed benefits	(89)	—	—	(89)

Balance at December 31, 2009	57	215	295	567
Incurred guaranteed benefits	52	66	601	719
Paid guaranteed benefits	(30)	—	—	(30)

Balance at December 31, 2010	79	281	896	1,256
Incurred guaranteed benefits	84	128	140	352
Paid guaranteed benefits	(25)	—	—	(25)

Balance at December 31, 2011	$138	$409	$1,036	$1,583

Ceded
Balance at January 1, 2009	$86	$72	$—	$158
Incurred guaranteed benefits	38	2	142	182
Paid guaranteed benefits	(68)	—	—	(68)

Balance at December 31, 2009	56	74	142	272
Incurred guaranteed benefits	38	23	515	576
Paid guaranteed benefits	(18)	—	—	(18)

Balance at December 31, 2010	76	97	657	830
Incurred guaranteed benefits	59	42	110	211
Paid guaranteed benefits	(21)	—	—	(21)

Balance at December 31, 2011	$114	$139	$767	$1,020

Net
Balance at January 1, 2009	$12	$149	$108	$269
Incurred guaranteed benefits	10	(8)	45	47
Paid guaranteed benefits	(21)	—	—	(21)

Balance at December 31, 2009	1	141	153	295
Incurred guaranteed benefits	14	43	86	143
Paid guaranteed benefits	(12)	—	—	(12)

Balance at December 31, 2010	3	184	239	426
Incurred guaranteed benefits	25	86	30	141
Paid guaranteed benefits	(4)	—	—	(4)

Balance at December 31, 2011	$24	$270	$269	$563

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Account balances of contracts with insurance guarantees were invested in separate account asset classes as follows at:

	December 31,
	2011	2010
	(In millions)
Fund Groupings:
Equity	$33,482	$34,207
Balanced	29,189	19,552
Bond	4,132	4,330
Money Market	1,077	1,136
Specialty	1,002	1,004

Total	$68,882	$60,229

8.	Reinsurance

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The Company also reinsures, through 100% quota share reinsurance agreements, certain run-off LTC and workers’ compensation business written by the Company. These businesses have been included within Corporate & Other.

The Company has exposure to catastrophes, which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.

The Company reinsures its business through a diversified group of well-capitalized, highly rated reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2011 and 2010, were immaterial.

The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $2.5 billion and $2.9 billion of unsecured unaffiliated reinsurance recoverable balances at December 31, 2011 and 2010, respectively.

At December 31, 2011, the Company had $7.1 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $6.5 billion, or 92%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.9 billion of which were unsecured. At December 31, 2010, the Company had $6.7 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $6.1 billion, or 91%, were with the Company’s five largest unaffiliated ceded reinsurers, including $2.3 billion of which were unsecured.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The amounts in the consolidated statements of operations include the impact of reinsurance. Information regarding the effect of reinsurance was as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Premiums:
Direct premiums	$2,429	$1,559	$1,782
Reinsurance assumed	7	13	14
Reinsurance ceded	(608)	(505)	(484)

Net premiums	$1,828	$1,067	$1,312

Universal life and investment-type product policy fees:
Direct universal life and investment-type product policy fees	$2,572	$2,104	$1,681
Reinsurance assumed	92	120	115
Reinsurance ceded	(708)	(585)	(416)

Net universal life and investment-type product policy fees	$1,956	$1,639	$1,380

Other revenues:
Direct other revenues	$209	$200	$121
Reinsurance ceded	299	303	477

Net other revenues	$508	$503	$598

Policyholder benefits and claims:
Direct policyholder benefits and claims	$4,277	$3,708	$3,314
Reinsurance assumed	20	31	10
Reinsurance ceded	(1,637)	(1,834)	(1,259)

Net policyholder benefits and claims	$2,660	$1,905	$2,065

Interest credited to policyholder account balances:
Direct interest credited to policyholder account balances	$1,206	$1,265	$1,270
Reinsurance assumed	68	64	64
Reinsurance ceded	(85)	(58)	(33)

Net interest credited to policyholder account balances	$1,189	$1,271	$1,301

Other expenses:
Direct other expenses	$2,719	$2,110	$1,034
Reinsurance assumed	48	90	105
Reinsurance ceded	152	121	68

Net other expenses	$2,919	$2,321	$1,207

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The amounts in the consolidated balance sheets include the impact of reinsurance. Information regarding the effect of reinsurance was as follows at:

	December 31, 2011
	Direct	Assumed	Ceded	Total Balance Sheet
		(In millions)
Assets:
Premiums, reinsurance and other receivables	$686	$34	$19,503	$20,223
Deferred policy acquisition costs and value of business acquired	5,315	140	(579)	4,876

Total assets	$6,001	$174	$18,924	$25,099

Liabilities:
Future policy benefits	$25,399	$84	$—	$25,483
Other policy-related balances	677	1,515	797	2,989
Other liabilities	1,230	12	4,142	5,384

Total liabilities	$27,306	$1,611	$4,939	$33,856

	December 31, 2010
	Direct	Assumed	Ceded	Total Balance Sheet
		(In millions)
Assets:
Premiums, reinsurance and other receivables	$376	$40	$16,592	$17,008
Deferred policy acquisition costs and value of business acquired	5,434	164	(499)	5,099

Total assets	$5,810	$204	$16,093	$22,107

Liabilities:
Future policy benefits	$23,111	$87	$—	$23,198
Other policy-related balances	674	1,435	543	2,652
Other liabilities	1,082	12	3,409	4,503

Total liabilities	$24,867	$1,534	$3,952	$30,353

Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $4.7 billion at both December 31, 2011 and 2010. There were no deposit liabilities on reinsurance at both December 31, 2011 and 2010.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the effect of affiliated reinsurance included in the consolidated statements of operations was as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Premiums:
Reinsurance assumed	$7	$13	$14
Reinsurance ceded	(286)	(191)	(166)

Net premiums	$(279)	$(178)	$(152)

Universal life and investment-type product policy fees:
Reinsurance assumed	$92	$120	$115
Reinsurance ceded	(400)	(308)	(168)

Net universal life and investment-type product policy fees	$(308)	$(188)	$(53)

Other revenues:
Reinsurance assumed	$—	$—	$—
Reinsurance ceded	299	303	477

Net other revenues	$299	$303	$477

Policyholder benefits and claims:
Reinsurance assumed	$18	$29	$8
Reinsurance ceded	(484)	(343)	(239)

Net policyholder benefits and claims	$(466)	$(314)	$(231)

Interest credited to policyholder account balances:
Reinsurance assumed	$68	$64	$64
Reinsurance ceded	(84)	(59)	(33)

Net interest credited to policyholder account balances	$(16)	$5	$31

Other expenses:
Reinsurance assumed	$48	$90	$105
Reinsurance ceded	204	152	102

Net other expenses	$252	$242	$207

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the effect of affiliated reinsurance included in the consolidated balance sheets was as follows at:

	December 31,
	2011		2010
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets:
Premiums, reinsurance and other receivables	$34	$12,345	$40	$9,826
Deferred policy acquisition costs and value of business acquired	140	(583)	164	(484)

Total assets	$174	$11,762	$204	$9,342

Liabilities:
Future policy benefits	$44	$—	$41	$—
Other policy-related balances	1,515	758	1,435	508
Other liabilities	10	3,903	12	3,200

Total liabilities	$1,569	$4,661	$1,488	$3,708

The Company ceded risks to affiliates related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were assets of $2.8 billion and $936 million at December 31, 2011 and 2010, respectively. For the years ended December 31, 2011, 2010 and 2009, net derivative gains (losses) associated with the embedded derivatives included $1.6 billion, ($2) million, and ($1.5) billion, respectively.

MLI-USA cedes two blocks of business to an affiliate on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and increased the funds withheld balance by $416 million and $5 million at December 31, 2011 and 2010, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($411) million, ($17) million and ($16) million at December 31, 2011, 2010 and 2009, respectively. The reinsurance agreement also includes an experience refund provision, whereby some or all of the profits on the underlying reinsurance agreement are returned to MLI-USA from the affiliated reinsurer during the first several years of the reinsurance agreement. The experience refund reduced the funds withheld by MLI-USA from the affiliated reinsurer by $337 million and $304 million at December 31, 2011 and 2010, respectively, and is considered unearned revenue, amortized over the life of the contract using the same assumptions as used for the DAC associated with the underlying policies. Amortization and interest of the unearned revenue associated with the experience refund was $91 million, $81 million and $36 million at December 31, 2011, 2010 and 2009, respectively, and is included in premiums and universal life and investment-type product policy fees in the consolidated statements of operations. At December 31, 2011 and 2010, unearned revenue related to the experience refund was $806 million and $560 million, respectively, and is included in other policy-related balances in the consolidated balance sheets.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $4.8 billion and $4.4 billion of unsecured affiliated reinsurance recoverable balances at December 31, 2011 and 2010, respectively.

Affiliated reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on affiliated reinsurance were $4.6 billion at both December 31, 2011 and 2010. There were no deposit liabilities on affiliated reinsurance at both December 31, 2011 and 2010.

9.	Debt

Long-term debt outstanding was as follows:

	Interest Rates		December 31,
		Maturity	2011	2010
			(In millions)
Surplus notes — affiliated	8.595%	2038	$750	$750
Long-term debt — unaffiliated	7.028%	2030	42	45

Total long-term debt (1)			$792	$795

(1)	Excludes $3.1 billion and $6.8 billion of long-term debt relating to CSEs at December 31, 2011 and 2010, respectively. See Note 2.

On December 23, 2010, Greater Sandhill I, LLC (“Greater Sandhill”), an affiliate of MLI-USA, issued to a third party long-term notes for $45 million maturing in 2030 with an interest rate of 7.028%. The notes were issued in exchange for certain investments, which are included in other invested assets. During the year ended December 31, 2011, Greater Sandhill repaid $3 million of the long-term notes.

In December 2009, MetLife Insurance Company of Connecticut renewed the $200 million surplus note to MetLife Credit Corporation, originally issued in December 2007, with an interest rate of six-month LIBOR plus 1.80%. On December 29, 2010, MetLife Insurance Company of Connecticut repaid the $200 million surplus note to MetLife Credit Corporation.

The aggregate maturities of long-term debt at December 31, 2011 are $1 million in each of 2012, 2013, 2014, 2015 and 2016, and $787 million thereafter.

Interest expense related to the Company’s indebtedness included in other expenses was $67 million, $70 million and $71 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Payments of interest and principal on the outstanding surplus notes may be made only with the prior approval of the insurance department of the state of domicile.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

10.	Income Tax

The provision for income tax was as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Current:
Federal	$(157)	$55	$24
State and local	—	—	1
Foreign	(5)	(4)	(4)

Subtotal	(162)	51	21

Deferred:
Federal	641	274	(380)
Foreign	42	(5)	(9)

Subtotal	683	269	(389)

Provision for income tax expense (benefit)	$521	$320	$(368)

The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Tax provision at U.S. statutory rate	$616	$377	$(285)
Tax effect of:
Tax-exempt investment income	(71)	(67)	(69)
Prior year tax	(9)	8	(17)
Tax credits	(11)	(6)	—
Foreign tax rate differential	(4)	3	3
Change in valuation allowance	(2)	4	—
Other, net	2	1	—

Provision for income tax expense (benefit)	$521	$320	$(368)

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2011	2010
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$880	$1,298
Net operating loss carryforwards	124	99
Operating lease reserves	—	2
Capital loss carryforwards	123	359
Investments, including derivatives	119	297
Tax credit carryforwards	160	167
Other	41	20

	1,447	2,242
Less: Valuation allowance	2	4

	1,445	2,238

Deferred income tax liabilities:
Net unrealized investment gains	1,013	166
DAC and VOBA	1,595	1,713
Other	9	3

	2,617	1,882

Net deferred income tax asset (liability)	$(1,172)	$356

The following table sets forth the domestic, state, and foreign net operating and capital loss carryforwards for tax purposes at December 31, 2011:

	Net Operating Loss Carryforwards		Capital Loss Carryforwards
	Amount	Expiration	Amount	Expiration
	(In millions)		(In millions)
Domestic	$60	Beginning in 2025	$350	Beginning in 2013
State	$22	Beginning in 2012	$—	N/A
Foreign	$413	Indefinite	$—	N/A

Tax credit carryforwards of $160 million at December 31, 2011 will expire beginning in 2016.

The Company has recorded a valuation allowance related to tax benefits of certain state net operating losses. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain state net operating losses will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable. In 2011, the Company recorded an overall decrease to the deferred tax valuation allowance of $2 million.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Pursuant to Internal Revenue Service (“IRS”) rules, the Company was excluded from MetLife’s life/non-life consolidated federal tax return for the five years subsequent to MetLife’s July 2005 acquisition of the Company. In 2011, MetLife Insurance Company of Connecticut and its subsidiaries joined the consolidated return and became a party to the MetLife tax sharing agreement. Prior to 2011, MetLife Insurance Company of Connecticut filed a consolidated tax return with its includable subsidiaries. Non-includable subsidiaries filed either separate individual corporate tax returns or separate consolidated tax returns.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The Company is under continuous examination by the IRS and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2005 and is no longer subject to foreign income tax examinations for the years prior to 2006. The IRS exam of the current audit cycle, years 2005 and 2006, began in April 2010.

It is not expected that there will be a material change in the Company’s liability for unrecognized tax benefits in the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Balance at January 1,	$38	$44	$48
Additions for tax positions of prior years	—	1	2
Reductions for tax positions of prior years	(3)	—	—
Additions for tax positions of current year	2	—	—
Reductions for tax positions of current year	(8)	(7)	(6)

Balance at December 31,	$29	$38	$44

Unrecognized tax benefits that, if recognized would impact the effective rate	$(3)	$—	$—

The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense.

Interest and penalties were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Interest and penalties recognized in the consolidated statements of operations	$—	$5	$—

		December 31,
		2011	2010
		(In millions)
Interest and penalties included in other liabilities in the consolidated balance sheets		$9	$9

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The U.S. Treasury Department and the IRS have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction (“DRD”), related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the federal statutory tax rate of 35%. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the years ended December 31, 2011 and 2010, the Company recognized an income tax benefit of $73 million and $67 million, respectively, related to the separate account DRD. The 2011 benefit included a benefit of $3 million related to a true-up of the 2010 tax return. The 2010 benefit included an expense of $28 million related to a true-up of the 2009 tax return.

11.	Contingencies, Commitments and Guarantees

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

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for some of the matters below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2011.

Matters as to Which an Estimate Can Be Made

For some of the matters discussed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of December 31, 2011, the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material for the Company.

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

Sales Practices Claims

Over the past several years, the Company has faced claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. Some of the current cases seek substantial damages, including punitive and treble damages and attorneys’ fees. The Company continues to vigorously defend against the claims in these matters. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices matters.

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

Unclaimed Property Inquiries

More than 30 U.S. jurisdictions are auditing MetLife, Inc. and certain of its affiliates, including MetLife Insurance Company of Connecticut, for compliance with unclaimed property laws. Additionally, Metropolitan Life Insurance Company and certain of its affiliates have received subpoenas and other regulatory inquiries from certain regulators and other officials relating to claims-payment practices and compliance with unclaimed property laws. An examination of these practices by the Illinois Department of Insurance has been converted into a multistate targeted market conduct exam. On July 5, 2011, the New York Insurance Department issued a letter requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. It is possible that other jurisdictions may pursue similar investigations or inquiries, may join the multistate market conduct exam, or issue directives similar to the New York Insurance Department’s letter. It is possible that the audits, market conduct exam, and related activity may

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company’s procedures for the identification and escheatment of abandoned property. The Company estimates that the reasonably possible amount of such additional payments in excess of amounts accrued is not material to the Company.

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

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, large and/or indeterminate amounts, including punitive and treble damages, are sought. Although, in light of these considerations it is possible that an adverse outcome in certain cases could have a material effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

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

Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2011	2010
	(In millions)
Other Assets:
Premium tax offset for future undiscounted assessments	$19	$8
Premium tax offsets currently available for paid assessments	2	1

	$21	$9

Other Liabilities:
Insolvency assessments	$39	$13

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

On September 1, 2011, the New York State Department of Financial Services filed a liquidation plan for Executive Life Insurance Company of New York (“ELNY”), which had been under rehabilitation by the Liquidation Bureau since 1991. The plan will involve the satisfaction of insurers’ financial obligations under a number of state life and health insurance guaranty associations and also contemplates that additional industry support for certain ELNY policyholders will be provided. The Company recorded a net charge of $11 million, after tax, related to ELNY.

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.2 billion at both December 31, 2011 and 2010. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $167 million and $270 million at December 31, 2011 and 2010, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $248 million and $315 million at December 31, 2011 and 2010, respectively.

Other Commitments

The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At December 31, 2011 and 2010, the Company had agreed to fund up to $90 million and $114 million, respectively, of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $109 million and $144 million, respectively, to custody accounts to secure the notes. Each of these affiliates is permitted by contract to sell or repledge this collateral.

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

The Company has provided a guarantee on behalf of MLII that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $272 million and $297 million at December 31, 2011 and 2010, respectively. The Company does not hold any collateral related to this guarantee, but has a recorded liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at both December 31, 2011 and 2010. The remainder of the risk was ceded to external reinsurers.

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

12.	Equity

Return of Capital

During the year ended December 31, 2011, Sino-US MetLife Insurance Company Limited (“Sino”), an insurance underwriting joint venture of the Company accounted for under the equity method, merged with United MetLife Insurance Company Limited (“United”), another insurance underwriting joint venture of an affiliate of the Company. MetLife Insurance Company of Connecticut’s ownership interest in the merged entity, Sino-US United MetLife Insurance Company Limited (“Sino-United”) was determined based on its contributed capital and share of undistributed earnings of Sino compared to the contributed capital and undistributed earnings of all other investees of Sino and United. Since both of the joint ventures were under common ownership both prior to and subsequent to the merger, MetLife Insurance Company of Connecticut’s investment in Sino-United is based on the carrying value of its investment in Sino. Pursuant to the merger, MetLife Insurance Company of Connecticut entered into an agreement to pay the affiliate an amount based on the relative fair values of their respective investments in Sino-United. Accordingly, upon completion of the estimation of fair value, $47 million, representing a return of capital, was paid during the year ended December 31, 2011. MetLife Insurance Company of Connecticut’s investment in Sino-United is accounted for under the equity method and is included in other invested assets.

Common Stock

The Company has 40,000,000 authorized shares of common stock, 34,595,317 shares of which are outstanding at both December 31, 2011 and 2010. Of such outstanding shares, 30,000,000 shares are owned directly by MetLife and the remaining shares are owned by MetLife Investors Group, Inc.

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

Statutory accounting principles differ from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, reporting surplus notes as surplus instead of debt, reporting of reinsurance agreements and valuing securities on a different basis.

In addition, certain assets are not admitted under statutory accounting principles and are charged directly to surplus. The most significant assets not admitted by the Company are net deferred income tax assets resulting from temporary differences between statutory accounting principles basis and tax basis not expected to reverse and become recoverable within three years.

Statutory net income (unaudited) of MetLife Insurance Company of Connecticut, a Connecticut domiciled insurer, was $46 million, $668 million and $81 million for the years ended December 31, 2011, 2010 and 2009, respectively. Statutory capital and surplus (unaudited), as filed with the Connecticut Insurance Department, was $5.1 billion at both December 31, 2011 and 2010.

Statutory net income (loss) (unaudited) of MLI-USA, a Delaware domiciled insurer, was $178 million, $2 million and ($24) million for the years ended December 31, 2011, 2010 and 2009, respectively. Statutory capital and surplus (unaudited), as filed with the Delaware Insurance Department, was $1.7 billion and $1.5 billion at December 31, 2011 and 2010.

Dividend Restrictions

Under Connecticut State Insurance Law, MetLife Insurance Company of Connecticut is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to its stockholders as long as the amount of such dividends, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. MetLife Insurance Company of Connecticut will be permitted to pay a dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance (the “Connecticut Commissioner”) and the Connecticut Commissioner does not disapprove the payment within 30 days after notice. In addition, any dividend that exceeds earned surplus (unassigned funds, reduced by 25% of

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Connecticut Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. During the years ended December 31, 2011 and 2010, MetLife Insurance Company of Connecticut paid a dividend of $517 million and $330 million, respectively. During the year ended December 31, 2009, MetLife Insurance Company of Connecticut did not pay a dividend. The maximum amount of dividends which MetLife Insurance Company of Connecticut may pay in 2012 without prior regulatory approval is $504 million.

Under Delaware State Insurance Law, MLI-USA is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife Insurance Company of Connecticut as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). MLI-USA will be permitted to pay a dividend to MetLife Insurance Company of Connecticut in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner and the Delaware Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as unassigned funds) as of the last filed annual statutory statement requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its shareholders. During the years ended December 31, 2011, 2010 and 2009, MLI-USA did not pay dividends. Because MLI-USA’s statutory unassigned funds was negative at December 31, 2011, MLI-USA cannot pay any dividends in 2012 without prior regulatory approval.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Other Comprehensive Income (Loss)

The following table sets forth the balance and changes in accumulated other comprehensive income (loss) including reclassification adjustments required for the years ended December 31, 2011, 2010 and 2009 in other comprehensive income (loss) that are included as part of net income for the current year that have been reported as a part of other comprehensive income (loss) in the current or prior year:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Holding gains (losses) on investments arising during the year	$3,157	$2,032	$3,365
Income tax effect of holding gains (losses)	(1,111)	(705)	(1,174)
Reclassification adjustments for recognized holding (gains) losses included in current year income	(58)	(215)	505
Income tax effect of reclassification adjustments	20	74	(176)
Allocation of holding (gains) losses on investments relating to other policyholder amounts	(694)	(317)	(755)
Income tax effect of allocation of holding (gains) losses to other policyholder amounts	244	110	263

Net unrealized investment gains (losses), net of income tax	1,558	979	2,028
Foreign currency translation adjustments, net of income tax	(13)	(16)	45

Other comprehensive income (loss), excluding cumulative effect of change in accounting principle	1,545	963	2,073
Cumulative effect of change in accounting principle, net of income tax expense (benefit) of $0, $18 million and ($12) million (see Note 1)	—	34	(22)

Other comprehensive income (loss)	$1,545	$997	$2,051

13.	Other Expenses

Information on other expenses was as follows:

	Years Ended December 31,
	2011	2010	2009
		(In millions)
Compensation	$306	$283	$148
Commissions	1,418	936	796
Volume-related costs	162	130	308
Affiliated interest costs on ceded reinsurance	271	162	107
Capitalization of DAC	(1,478)	(978)	(851)
Amortization of DAC and VOBA	1,296	839	294
Interest expense on debt and debt issuance costs	389	472	71
Premium taxes, licenses & fees	75	47	45
Professional services	50	38	17
Rent	29	29	3
Other	401	363	269

Total other expenses	$2,919	$2,321	$1,207

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Capitalization of DAC and Amortization of DAC and VOBA

See Note 5 for DAC and VOBA by segment and a rollforward of each including impacts of capitalization and amortization.

Interest Expense on Debt and Debt Issuance Costs

Interest expense on debt and debt issuance costs includes interest expense on debt (see Note 9) and interest expense related to CSEs (see Note 2).

Affiliated Expenses

Commissions, capitalization of DAC and amortization of DAC include the impact of affiliated reinsurance transactions.

See Notes 8, 9 and 15 for discussion of affiliated expenses included in the table above.

14.	Business Segment Information

The Company’s business is currently divided into three segments: Retirement Products, Corporate Benefit Funding and Insurance Products. In addition, the Company reports certain of its results of operations in Corporate & Other. On November 21, 2011, MetLife announced that it will be reorganizing its business into three broad geographic regions and creating a global employee benefits business. While MetLife has initiated certain changes in response to this announcement, the Company continued to evaluate the performance of its operating segments under the existing segment structure as of December 31, 2011.

Retirement Products offers a variety of variable and fixed annuities. Corporate Benefit Funding includes an array of annuity and investment products, including guaranteed interest products and other stable value products, income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets. Insurance Products offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees, and is organized into two distinct businesses: Individual Life and Non-Medical Health. Individual Life insurance products and services include variable life, universal life, term life and whole life products including participating business. Non-Medical Health includes individual disability income products.

Corporate & Other contains the excess capital not allocated to the segments, run-off business, the Company’s ancillary international operations, interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts.

Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources. Consistent with GAAP accounting guidance for segment reporting, operating earnings is the Company’s measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for GAAP net income (loss). The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Operating earnings is defined as operating revenues less operating expenses, both net of income tax.

Operating revenues excludes net investment gains (losses) and net derivative gains (losses). The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•

Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”); and

•

Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments but do not qualify for hedge accounting treatment, (ii) excludes certain amounts related to contractholder-directed unit-linked investments, and (iii) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP.

The following adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•

Policyholder benefits and claims excludes: (i) amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, (ii) benefits and hedging costs related to GMIBs (“GMIB Costs”), and (iii) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•

Interest credited to policyholder account balances includes adjustments for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of PABs but do not qualify for hedge accounting treatment and excludes amounts related to net investment income earned on contractholder-directed unit-linked investments;

•	Amortization of DAC and VOBA excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes costs related to implementation of new insurance regulatory requirements and business combinations.

In 2011, management modified its definition of operating earnings to exclude impacts related to certain variable annuity guarantees and Market Value Adjustments to better conform to the way it manages and assesses its business. Accordingly, such results are no longer reported in operating earnings. Consequently, prior years’ results for Retirement Products and total consolidated operating earnings have been reduced by $28 million, net of $15 million of income tax, and $47 million, net of $25 million of income tax, for the years ended December 31, 2010 and 2009, respectively.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2011, 2010 and 2009 and at December 31, 2011

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

and 2010. The accounting policies of the segments are the same as those of the Company, except for operating earnings adjustments as defined above, the method of capital allocation and the accounting for gains (losses) from intercompany sales, which are eliminated in consolidation.

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

	Operating Earnings
Year Ended December 31, 2011	Retirement Products	Corporate Benefit Funding	Insurance Products	Corporate & Other	Total	Adjustments	Total Consolidated
				(In millions)
Revenues
Premiums	$509	$1,071	$201	$47	$1,828	$—	$1,828
Universal life and investment-type product policy fees	1,175	34	589	36	1,834	122	1,956
Net investment income	833	1,175	590	190	2,788	295	3,083
Other revenues	363	5	139	1	508	—	508
Net investment gains (losses)	—	—	—	—	—	35	35
Net derivative gains (losses)	—	—	—	—	—	1,119	1,119

Total revenues	2,880	2,285	1,519	274	6,958	1,571	8,529

Expenses
Policyholder benefits and claims	648	1,598	248	46	2,540	120	2,660
Interest credited to policyholder account balances	737	180	251	—	1,168	21	1,189
Capitalization of DAC	(1,039)	(7)	(368)	(64)	(1,478)	—	(1,478)
Amortization of DAC and VOBA	578	4	295	8	885	411	1,296
Interest expense on debt	—	—	—	67	67	322	389
Other expenses	1,552	42	931	163	2,688	24	2,712

Total expenses	2,476	1,817	1,357	220	5,870	898	6,768

Provision for income tax expense (benefit)	141	164	57	(69)	293	228	521

Operating earnings	$263	$304	$105	$123	795

Adjustments to:
Total revenues					1,571
Total expenses					(898)
Provision for income tax (expense) benefit					(228)

Net income (loss)					$1,240		$1,240

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

At December 31, 2011:	Retirement Products	Corporate Benefit Funding	Insurance Products	Corporate & Other	Total
			(In millions)
Total assets	$100,100	$30,836	$21,236	$19,599	$171,771
Separate account assets	$69,562	$1,880	$1,117	$—	$72,559
Separate account liabilities	$69,562	$1,880	$1,117	$—	$72,559

	Operating Earnings
Year Ended December 31, 2010	Retirement Products	Corporate Benefit Funding	Insurance Products	Corporate & Other	Total	Adjustments	Total Consolidated
				(In millions)
Revenues
Premiums	$240	$643	$184	$—	$1,067	$—	$1,067
Universal life and investment-type product policy fees	916	29	593	15	1,553	86	1,639
Net investment income	939	1,102	486	207	2,734	423	3,157
Other revenues	337	6	117	43	503	—	503
Net investment gains (losses)	—	—	—	—	—	150	150
Net derivative gains (losses)	—	—	—	—	—	58	58

Total revenues	2,432	1,780	1,380	265	5,857	717	6,574

Expenses
Policyholder benefits and claims	350	1,159	321	—	1,830	75	1,905
Interest credited to policyholder account balances	718	193	236	96	1,243	28	1,271
Capitalization of DAC	(592)	(4)	(327)	(55)	(978)	—	(978)
Amortization of DAC and VOBA	410	2	337	7	756	83	839
Interest expense on debt	—	—	—	70	70	402	472
Other expenses	1,023	36	806	123	1,988	—	1,988

Total expenses	1,909	1,386	1,373	241	4,909	588	5,497

Provision for income tax expense (benefit)	183	139	2	(49)	275	45	320

Operating earnings	$340	$255	$5	$73	673

Adjustments to:
Total revenues					717
Total expenses					(588)
Provision for income tax (expense) benefit					(45)

Net income (loss)					$757		$757

At December 31, 2010:	Retirement Products	Corporate Benefit Funding	Insurance Products	Corporate & Other	Total
			(In millions)
Total assets	$87,461	$30,491	$16,296	$20,637	$154,885
Separate account assets	$58,917	$1,625	$1,077	$—	$61,619
Separate account liabilities	$58,917	$1,625	$1,077	$—	$61,619

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	Operating Earnings
Year Ended December 31, 2009	Retirement Products	Corporate Benefit Funding	Insurance Products	Corporate & Other	Total	Adjustments	Total Consolidated
				(In millions)
Revenues
Premiums	$339	$849	$124	$—	$1,312	$—	$1,312
Universal life and investment-type product policy fees	690	29	618	5	1,342	38	1,380
Net investment income	884	1,061	381	40	2,366	(31)	2,335
Other revenues	264	6	328	—	598	—	598
Net investment gains (losses)	—	—	—	—	—	(835)	(835)
Net derivative gains (losses)	—	—	—	—	—	(1,031)	(1,031)

Total revenues	2,177	1,945	1,451	45	5,618	(1,859)	3,759

Expenses
Policyholder benefits and claims	429	1,360	223	1	2,013	52	2,065
Interest credited to policyholder account balances	741	265	243	91	1,340	(39)	1,301
Capitalization of DAC	(528)	(2)	(285)	(36)	(851)	—	(851)
Amortization of DAC and VOBA	334	3	271	2	610	(316)	294
Interest expense on debt	—	2	—	69	71	—	71
Other expenses	928	34	648	84	1,694	(1)	1,693

Total expenses	1,904	1,662	1,100	211	4,877	(304)	4,573

Provision for income tax expense (benefit)	96	97	123	(138)	178	(546)	(368)

Operating earnings	$177	$186	$228	$(28)	563

Adjustments to:
Total revenues					(1,859)
Total expenses					304
Provision for income tax (expense) benefit					546

Net income (loss)					$(446)		$(446)

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

Operating revenues derived from any customer did not exceed 10% of consolidated operating revenues for the years ended December 31, 2011, 2010 and 2009. Operating revenues from U.S. operations were $5.7 billion, $5.1 billion and $4.7 billion for the years ended December 31, 2011, 2010 and 2009, respectively, which represented 82%, 87% and 84%, respectively, of consolidated operating revenues.

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

	Years Ended December 31,
	2011	2010	2009
		(In millions)
Compensation	$259	$244	$110
Commissions	992	561	511
Volume-related costs	225	177	279
Professional services	20	16	—
Rent	26	26	—
Other	331	300	200

Total other expenses	$1,853	$1,324	$1,100

Revenues received from affiliates related to these agreements were recorded as follows:

	Years Ended December 31,
	2011	2010	2009
		(In millions)
Universal life and investment-type product policy fees	$145	$114	$85
Other revenues	$136	$101	$71

The Company had net receivables from affiliates of $93 million and $60 million at December 31, 2011 and 2010, respectively, related to the items discussed above. These amounts exclude affiliated reinsurance balances discussed in Note 8. See Notes 2, 8 and 9 for additional related party transactions.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule I

Consolidated Summary of Investments —

Other Than Investments in Related Parties

December 31, 2011

(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. Treasury and agency securities	$6,832	$8,048	$8,048
Foreign government securities	1,035	1,247	1,247
Public utilities	2,095	2,382	2,382
State and political subdivision securities	1,891	2,055	2,055
All other corporate bonds	21,245	22,830	22,830

Total bonds	33,098	36,562	36,562
Mortgage-backed and asset-backed securities	10,481	10,599	10,599
Redeemable preferred stock	636	620	620

Total fixed maturity securities	44,215	47,781	47,781

Other securities	3,690	3,665	3,665

Equity securities:
Non-redeemable preferred stock	147	106	106
Common stock:
Industrial, miscellaneous and all other	148	146	146

Total equity securities	295	252	252

Mortgage loans, net	9,800		9,800
Policy loans	1,203		1,203
Real estate and real estate joint ventures	503		503
Other limited partnership interests	1,696		1,696
Short-term investments	2,578		2,578
Other invested assets	3,373		3,373

Total investments	$67,353		$70,851

(1)

The Company’s other securities portfolio is mainly comprised of equity securities, including mutual funds, and fixed maturity securities. Cost or amortized cost for fixed maturity securities and mortgage loans represents original cost reduced by repayments, valuation allowances and impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premiums or discounts; for equity securities, cost represents original cost reduced by impairments from other-than-temporary declines in estimated fair value; for real estate, cost represents original cost reduced by impairments and adjusted for valuation allowances and depreciation; for real estate joint ventures and other limited partnership interests cost represents original cost reduced for other-than-temporary impairments or original cost adjusted for equity in earnings and distributions.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule II

Condensed Financial Information

(Parent Company Only)

December 31, 2011 and 2010

(In millions, except share and per share data)

	2011	2010
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $31,856 and $33,974, respectively)	$34,063	$34,300
Equity securities available-for-sale, at estimated fair value (cost: $288 and $420, respectively)	244	396
Other securities, at estimated fair value	40	—
Mortgage loans (net of valuation allowances of $37 and $54, respectively)	5,109	4,698
Policy loans	1,101	1,127
Real estate and real estate joint ventures	351	329
Other limited partnership interests	1,141	1,057
Short-term investments, principally at estimated fair value	1,581	1,098
Investment in subsidiaries	6,195	4,658
Loans to subsidiaries	305	—
Other invested assets, principally at estimated fair value	2,095	1,481

Total investments	52,225	49,144
Cash and cash equivalents, principally at estimated fair value	379	1,364
Accrued investment income	358	377
Premiums, reinsurance and other receivables	6,993	6,549
Receivables from subsidiaries	728	665
Deferred policy acquisition costs and value of business acquired	1,227	2,039
Current income tax recoverable	66	16
Deferred income tax assets	—	912
Goodwill	885	885
Other assets	155	149
Separate account assets	15,739	19,184

Total assets	$78,755	$81,284

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$19,509	$19,453
Policyholder account balances	24,605	25,837
Other policy-related balances	730	485
Payables for collateral under securities loaned and other transactions	6,375	6,857
Long-term debt — affiliated	750	750
Current income tax payable	57	—
Other liabilities	817	767
Separate account liabilities	15,739	19,184

Total liabilities	68,582	73,333

Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at December 31, 2011 and 2010	86	86
Additional paid-in capital	6,673	6,719
Retained earnings	1,657	934
Accumulated other comprehensive income (loss)	1,757	212

Total stockholders’ equity	10,173	7,951

Total liabilities and stockholders’ equity	$78,755	$81,284

See accompanying notes to the condensed financial information.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule II

Condensed Financial Information — (Continued)

(Parent Company Only)

For the Years Ended December 31, 2011, 2010 and 2009

(In millions)

	2011	2010	2009
Condensed Statements of Operations
Revenues
Premiums	$148	$148	$141
Universal life and investment-type product policy fees	632	633	631
Net investment income	1,943	2,018	1,895
Equity in earnings from subsidiaries	658	236	(316)
Other revenues	154	162	328
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(53)	(97)	(534)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(3)	47	160
Other net investment gains (losses)	70	152	(418)

Total net investment gains (losses)	14	102	(792)
Net derivative gains (losses)	241	(67)	(405)

Total revenues	3,790	3,232	1,482

Expenses
Policyholder benefits and claims	755	800	801
Interest credited to policyholder account balances	710	691	801
Other expenses	800	753	494

Total expenses	2,265	2,244	2,096

Income (loss) before provision for income tax	1,525	988	(614)
Provision for income tax expense (benefit)	285	231	(168)

Net income (loss)	$1,240	$757	$(446)

See accompanying notes to the condensed financial information.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule II

Condensed Financial Information — (Continued)

(Parent Company Only)

For the Years Ended December 31, 2011, 2010 and 2009

(In millions)

	2011	2010	2009
Condensed Statements of Cash Flows
Cash flows from operating activities
Net cash provided by operating activities	$886	$1,129	$993
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	13,921	13,203	10,125
Equity securities	163	127	129
Mortgage loans	552	279	429
Real estate and real estate joint ventures	12	14	3
Other limited partnership interests	159	92	94
Purchases of:
Fixed maturity securities	(11,658)	(13,715)	(9,247)
Equity securities	(22)	(38)	(61)
Mortgage loans	(946)	(868)	(531)
Real estate and real estate joint ventures	(83)	(80)	(19)
Other limited partnership interests	(214)	(204)	(127)
Cash received in connection with freestanding derivatives	375	93	225
Cash paid in connection with freestanding derivatives	(453)	(102)	(434)
Issuances of loans to affiliates	(305)	—	—
Net change in policy loans	26	12	12
Net change in short-term investments	(487)	(169)	619
Net change in other invested assets	(389)	(401)	(941)

Net cash provided by (used in) investing activities	651	(1,757)	276

Cash flows from financing activities
Policyholder account balances:
Deposits	14,151	20,496	15,236
Withdrawals	(15,754)	(21,062)	(17,667)
Net change in payables for collateral under securities loaned and other transactions	(482)	1,295	(1,421)
Net change in short-term debt	—	—	(300)
Long-term debt repaid	—	(200)	—
Financing element on certain derivative instruments	127	(24)	(53)
Return of capital	(47)	—	—
Dividends on common stock	(517)	(330)	—

Net cash (used in) provided by financing activities	(2,522)	175	(4,205)

Change in cash and cash equivalents	(985)	(453)	(2,936)
Cash and cash equivalents, beginning of year	1,364	1,817	4,753

Cash and cash equivalents, end of year	$379	$1,364	$1,817

Supplemental disclosures of cash flow information:
Net cash paid (received) during the year for:
Interest	$64	$74	$73

Income tax	$(66)	$98	$76

See accompanying notes to the condensed financial information.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule II

Notes to the Condensed Financial Information

(Parent Company Only)

1.	Basis of Presentation

The condensed financial information of MetLife Insurance Company of Connecticut (the “Parent Company”) should be read in conjunction with the consolidated financial statements of MetLife Insurance Company of Connecticut and its subsidiaries and the notes thereto. These condensed unconsolidated financial statements reflect the results of operations, financial position and cash flows for the Parent Company. Investments in subsidiaries are accounted for using the equity method of accounting.

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

Certain amounts in the prior years’ condensed unconsolidated financial statements have been reclassified to conform with the 2011 presentation.

2.	Support Agreements

The Parent Company has entered into a net worth maintenance agreement with its indirect subsidiary, MetLife Europe Limited (“MetLife Europe”), an Ireland company. Under the agreement, the Parent Company agreed, without limitation as to amount, to cause MetLife Europe to have capital and surplus equal to the greater of (a) €14 million, or (b) such amount that will be sufficient to provide solvency cover equal to 150% of the minimum solvency cover required by applicable law and regulation, as interpreted and applied by the Irish Financial Services Regulatory Authority or any successor body.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule III

Consolidated Supplementary Insurance Information

December 31, 2011, 2010 and 2009

(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Revenue (1)
2011
Retirement Products	$2,961	$2,359	$22,699	$—
Corporate Benefit Funding	13	14,042	8,375	2
Insurance Products	1,758	5,849	7,303	184
Corporate & Other	144	6,222	3,698	72

Total	$4,876	$28,472	$42,075	$258

2010
Retirement Products	$2,981	$1,736	$20,990	$—
Corporate Benefit Funding	9	12,996	9,452	—
Insurance Products	2,018	5,328	6,592	217
Corporate & Other	91	5,790	2,257	45

Total	$5,099	$25,850	$39,291	$262

2009
Retirement Products	$3,060	$1,454	$21,059	$—
Corporate Benefit Funding	7	12,702	9,393	—
Insurance Products	2,133	4,388	6,052	286
Corporate & Other	44	5,374	938	14

Total	$5,244	$23,918	$37,442	$300

(1)	Amounts are included within the future policy benefits and other policy-related balances.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule III

Consolidated Supplementary Insurance Information — (Continued)

December 31, 2011, 2010 and 2009

(In millions)

Segment	Premium Revenue and Policy Charges	Net Investment Income	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses	Other Operating Expenses(1)	Premiums Written (Excluding Life)
2011
Retirement Products	$1,795	$792	$1,485	$945	$513	$—
Corporate Benefit Funding .	1,105	1,142	1,763	4	36	—
Insurance Products	801	568	499	339	563	8
Corporate & Other	83	581	102	8	511	—

Total	$3,784	$3,083	$3,849	$1,296	$1,623	$8

2010
Retirement Products	$1,243	$903	$1,113	$483	$431	$—
Corporate Benefit Funding .	672	1,098	1,341	2	32	—
Insurance Products	776	478	557	347	479	5
Corporate & Other	15	678	165	7	540	—

Total	$2,706	$3,157	$3,176	$839	$1,482	$5

2009
Retirement Products	$1,087	$854	$1,161	$77	$399	$—
Corporate Benefit Funding .	878	1,069	1,647	3	34	—
Insurance Products	722	375	466	213	362	4
Corporate & Other	5	37	92	1	118	—

Total	$2,692	$2,335	$3,366	$294	$913	$4

(1)	Includes other expenses, excluding amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) charged to other expenses.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule IV

Consolidated Reinsurance

December 31, 2011, 2010 and 2009

(In millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2011
Life insurance in-force	$378,153	$340,477	$8,085	$45,761	17.7%

Insurance premium
Life insurance	$2,180	$366	$7	$1,821	0.4%
Accident and health	249	242	—	7	—%

Total insurance premium	$2,429	$608	$7	$1,828	0.4%

2010
Life insurance in-force	$326,366	$289,559	$8,217	$45,024	18.3%

Insurance premium
Life insurance	$1,310	$263	$13	$1,060	1.2%
Accident and health	249	242	—	7	—%

Total insurance premium	$1,559	$505	$13	$1,067	1.2%

2009
Life insurance in-force	$278,335	$242,647	$9,044	$44,732	20.2%

Insurance premium
Life insurance	$1,525	$235	$14	$1,304	1.1%
Accident and health	257	249	—	8	—%

Total insurance premium	$1,782	$484	$14	$1,312	1.1%

For the year ended December 31, 2011, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $195.2 billion and $8.1 billion, respectively, and life insurance premiums of $286 million and $7 million, respectively. For the year ended December 31, 2010, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $156.6 billion and $8.2 billion, respectively, and life insurance premiums of $191 million and $13 million, respectively. For the year ended December 31, 2009, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $120.5 billion and $9.0 billion, respectively, and life insurance premiums of $166 million and $14 million, respectively.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has documented and evaluated the effectiveness of the internal control of the Company at December 31, 2011 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, MetLife Insurance Company of Connecticut maintained effective internal control over financial reporting at December 31, 2011.

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

Deloitte & Touche LLP (“Deloitte”), the independent auditor of MetLife, has served as the independent auditor of the Company since it was acquired in 2005. Its long-term knowledge of the MetLife group of companies, combined with its insurance industry expertise and global presence, has enabled it to carry out its audits of the Company’s financial statements with effectiveness and efficiency. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Rules of the PCAOB.

Independent Auditor’s Fees for 2011 and 2010 (1)

The following table presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2011 and 2010.

	2011	2010
	(In millions)
Audit Fees (2)	$5.93	$5.62
Audit-Related Fees (3)	$0.06	$0.14
Tax Fees (4)	$—	$—
All Other Fees (5)	$—	$—

(1)	All fees shown in the table related to services that were approved by the Audit Committee of MetLife (“Audit Committee”).

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

Based on the above information, the Audit Committee pre-approves the audit services that MetLife expects to be performed by the independent auditor in connection with the audit of the financial statements of MetLife and its subsidiaries, including the Company, for the current fiscal year, and the audit-related, tax and other permitted non-audit services that management of MetLife may desire to engage the independent auditor to perform during the twelve month period following such pre-approval. In addition, the Audit Committee approves the terms of the engagement letter to be entered into by MetLife with the independent auditor. The Audit Committee assures the regular rotation of the audit engagement team partners as required by law.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1. Financial Statements

The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 76.

2. Financial Statement Schedules

The financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 76.

3. Exhibits

The exhibits are listed in the Exhibit Index which begins on page E-1.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 22, 2012

METLIFE INSURANCE COMPANY OF CONNECTICUT
By:	/s/ Michael K. Farrell
Name: Michael K. Farrell
Title: Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maria R. Morris Maria R. Morris	Director	March 22, 2012

/s/ Michael K. Farrell Michael K. Farrell	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 22, 2012

/s/ Stanley J. Talbi Stanley J. Talbi	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 22, 2012

/s/ Peter M. Carlson Peter M. Carlson	Executive Vice President, Finance Operations and Chief Accounting Officer (Principal Accounting Officer)	March 22, 2012

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act: None.

No annual report to security holders covering the registrant’s last fiscal year or proxy material with respect to any meeting of security holders has been sent, or will be sent, to security holders.

Exhibit Index

(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife Insurance Company of Connecticut and its subsidiaries, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife Insurance Company of Connecticut and its subsidiaries may be found elsewhere in this Annual Report on Form 10-K and MetLife Insurance Company of Connecticut’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.)

Exhibit No.	Description
2.1

Acquisition Agreement between MetLife, Inc. and Citigroup Inc., dated as of January 31, 2005. (Incorporated by reference to Exhibit 2.3 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

3.1

Charter of The Travelers Insurance Company (now MetLife Insurance Company of Connecticut), as effective October 19, 1994. (Incorporated by reference to Exhibit 3.1 to MetLife Insurance Company of Connecticut’s Annual Report on Form 10- K for the fiscal year ended December 31, 2010 (the “2010 Annual Report”)).

3.2

Certificate of Amendment of the Charter as Amended and Restated of MetLife Insurance Company of Connecticut, as effective May 1, 2006 (the “Certificate of Amendment”). (Incorporated by reference to Exhibit 3.2 to the 2010 Annual Report).

3.3

Certificate of Correction to the Certificate of Amendment, filed April 9, 2007. (Incorporated by reference to Exhibit 3.3 to MetLife Insurance Company of Connecticut’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

3.4	By-laws of MetLife Insurance Company of Connecticut, as effective October 20, 1994. (Incorporated by reference to Exhibit 3.4 to the 2010 Annual Report).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E - 1