Form 10-Q
period 2012-03-31
MetLife Insurance CO of Connecticut
filed 2012-05-10
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

At May 10, 2012, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares were owned directly by MetLife, Inc. and the remaining 4,595,317 shares were owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

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

Note Regarding Reliance on Statements in Our Contracts

See “Exhibit Index — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Quarterly Report on Form 10-Q.

Part I — Financial Information

Item 1.    Financial Statements

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Balance Sheets

March 31, 2012 (Unaudited) and December 31, 2011

(In millions, except share and per share data)

	March 31, 2012	December 31, 2011
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $44,258 and $44,215, respectively)	$47,469	$47,781
Equity securities available-for-sale, at estimated fair value (cost: $270 and $295, respectively)	261	252
Other securities, at estimated fair value	4,265	3,665
Mortgage loans (net of valuation allowances of $57 and $61, respectively; includes $3,024 and $3,138, respectively, at estimated fair value, relating to variable interest entities)	9,558	9,800
Policy loans	1,239	1,203
Real estate and real estate joint ventures	500	503
Other limited partnership interests	1,720	1,696
Short-term investments, principally at estimated fair value	1,852	2,578
Other invested assets, principally at estimated fair value	2,801	3,354

Total investments	69,665	70,832
Cash and cash equivalents, principally at estimated fair value	1,263	745
Accrued investment income (includes $14 and $14, respectively, relating to variable interest entities)	604	568
Premiums, reinsurance and other receivables	19,101	20,223
Deferred policy acquisition costs and value of business acquired	4,474	4,188
Current income tax recoverable	49	140
Goodwill	953	953
Other assets	2,337	856
Separate account assets	80,646	72,559

Total assets	$179,092	$171,064

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$25,436	$25,483
Policyholder account balances	42,146	42,075
Other policy-related balances	3,133	2,989
Payables for collateral under securities loaned and other transactions	8,004	8,079
Long-term debt (includes $2,946 and $3,065, respectively, at estimated fair value, relating to variable interest entities)	3,738	3,857
Deferred income tax liability	770	935
Other liabilities (includes $14 and $14, respectively, relating to variable interest entities)	5,644	5,384
Separate account liabilities	80,646	72,559

Total liabilities	169,517	161,361

Contingencies, Commitments and Guarantees (Note 8)
Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at March 31, 2012 and December 31, 2011	86	86
Additional paid-in capital	6,673	6,673
Retained earnings	1,192	1,173
Accumulated other comprehensive income (loss)	1,624	1,771

Total stockholders’ equity	9,575	9,703

Total liabilities and stockholders’ equity	$179,092	$171,064

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

(In millions)

	Three Months
	Ended
	March 31,
	2012	2011
Revenues
Premiums	$380	$136
Universal life and investment-type product policy fees	544	455
Net investment income	892	786
Other revenues	123	130
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(13)	(9)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(2)	(2)
Other net investment gains (losses)	19	(3)

Total net investment gains (losses)	4	(14)
Net derivative gains (losses)	(439)	(156)

Total revenues	1,504	1,337

Expenses
Policyholder benefits and claims	589	327
Interest credited to policyholder account balances	439	287
Other expenses	457	515

Total expenses	1,485	1,129

Income (loss) before provision for income tax	19	208
Provision for income tax expense (benefit)	—	57

Net income	$19	$151

Comprehensive income (loss)	$(128)	$101

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Total Equity
Balance at December 31, 2011	$86	$6,673	$1,173	$1,984	$(74)	$(139)	$9,703
Net income			19				19
Other comprehensive income (loss), net of income tax				(176)	4	25	(147)

Balance at March 31, 2012	$86	$6,673	$1,192	$1,808	$(70)	$(114)	$9,575

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Total Equity
Balance at December 31, 2010	$86	$6,719	$934	$388	$(51)	$(125)	$7,951
Cumulative effect of change in accounting principle, net of income tax (Note 1)			(477)	5			(472)

Balance at January 1, 2011	86	6,719	457	393	(51)	(125)	7,479
Net income			151				151
Other comprehensive income (loss), net of income tax				(65)	3	12	(50)

Balance at March 31, 2011	$86	$6,719	$608	$328	$(48)	$(113)	$7,580

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

(In millions)

	Three Months
	Ended
	March 31,
	2012	2011
Net cash provided by (used in) operating activities	$397	$(4)

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	2,923	3,973
Equity securities	26	19
Mortgage loans	362	210
Real estate and real estate joint ventures	4	5
Other limited partnership interests	77	63
Purchases of:
Fixed maturity securities	(2,595)	(4,005)
Equity securities	(2)	(5)
Mortgage loans	(109)	(90)
Real estate and real estate joint ventures	(5)	(39)
Other limited partnership interests	(74)	(84)
Cash received in connection with freestanding derivatives	104	194
Cash paid in connection with freestanding derivatives	(231)	(145)
Net change in policy loans	(36)	4
Net change in short-term investments	731	63
Net change in other invested assets	(10)	(150)
Other, net	—	1

Net cash provided by investing activities	1,165	14

Cash flows from financing activities
Policyholder account balances:
Deposits	3,579	5,877
Withdrawals	(4,428)	(5,545)
Net change in payables for collateral under securities loaned and other transactions	(75)	(385)
Long-term debt repaid	(121)	(86)
Financing element on certain derivative instruments	(3)	(8)

Net cash used in financing activities	(1,048)	(147)

Effect of change in foreign currency exchange rates on cash and cash equivalents balances	4	5

Change in cash and cash equivalents	518	(132)
Cash and cash equivalents, beginning of period	745	1,928

Cash and cash equivalents, end of period	$1,263	$1,796

Supplemental disclosures of cash flow information:
Net cash paid (received) during the period for:
Interest	$44	$96

Income tax	$(1)	$2

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

The Company is organized into two segments: Retail Products and Corporate Benefit Funding. See Note 10 for further information on the reorganization of the Company’s segments in the first quarter of 2012, which was retrospectively applied.

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

Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the 2012 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements. See “— Adoption of New Accounting Pronouncements” for discussion of an adoption of new accounting guidance in the first quarter of 2012, which was retrospectively applied.

Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The accompanying interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2012, its consolidated results of operations and comprehensive income for the three months ended March 31, 2012 and 2011, its consolidated statements of stockholders’ equity for the three months ended March 31, 2012 and 2011, and its consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2011 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”), filed with the U.S. Securities and Exchange Commission, which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2011 Annual Report.

Summary of Significant Accounting Policies and Critical Accounting Estimates

See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for the Summary of Significant Accounting Policies and Critical Accounting Estimates. Described below are the significant changes to such policies based on the adoption of new guidance.

Deferred Policy Acquisition Costs and Value of Business Acquired

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition or renewal of insurance contracts are deferred as deferred policy acquisition costs (“DAC”). Such costs include: (1) incremental direct costs of contract acquisition, such as commissions, (2) the portion of an employee’s total compensation and benefits related to time spent selling, underwriting or processing the issuance of new and renewal insurance business only with respect to actual policies acquired or renewed, (3) other direct costs essential to contract acquisition that would not have been incurred had a policy not been acquired or renewed, and (4) in limited circumstances, the costs of direct-response advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and that results in probable future benefits. All other acquisition-related costs, including those related to general advertising and solicitation, market research, agent training, product development, unsuccessful sales and underwriting efforts, as well as all indirect costs, are expensed as incurred.

The Company’s policies relating to the establishment of value of business acquired (“VOBA”), amortization of DAC and VOBA, review of estimated gross margin and profit projections, and internal replacements are described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

Adoption of New Accounting Pronouncements

Effective January 1, 2012, the Company adopted new guidance regarding comprehensive income that defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income. The amendments in this guidance are being made to allow the Financial Accounting Standards Board (“FASB”) time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in the new comprehensive income standard are not affected by this guidance, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements on an annual basis.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Effective January 1, 2012, the Company adopted new guidance regarding comprehensive income that provides companies with the option to present the total of comprehensive income, components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements in annual financial statements. The objective of the standard is to increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and International Financial Reporting Standards (“IFRS”). The standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified in net income.

Effective January 1, 2012, the Company adopted new guidance on goodwill impairment testing that simplifies how an entity tests goodwill for impairment. This new guidance allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it needs to perform the quantitative two-step goodwill impairment test. Only if an entity determines, based on qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value will it be required to calculate the fair value of the reporting unit. The adoption did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2012, the Company adopted new guidance regarding fair value measurements that establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. Some of the amendments clarify the FASB’s intent on the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption did not have a material impact on the Company’s consolidated financial statements. See also expanded disclosures in Note 4.

Effective January 1, 2012, the Company adopted new guidance regarding effective control in repurchase agreements. The guidance removes from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The adoption did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2012, the Company adopted new guidance regarding accounting for DAC. The guidance specifies that only costs related directly to successful acquisition of new or renewal contracts can be capitalized as DAC; all other acquisition-related costs must be expensed as incurred. Under the new guidance, advertising costs may only be included in DAC if the capitalization criteria in the direct-response advertising guidance in Subtopic 340-20, Other Assets and Deferred Costs—Capitalized Advertising Costs, are met. As a result, certain direct marketing, sales manager compensation and administrative costs previously capitalized by the Company will no longer be deferred.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of the retrospective application of the adoption of such new accounting guidance to the Company’s previously reported consolidated balance sheet:

	December 31, 2011
	As Previously Reported	Adjustment	As Adjusted
		(In millions)
Assets
Other invested assets, principally at estimated fair value	$3,373	$(19)	$3,354
Deferred policy acquisition costs and value of business acquired (1)	$4,876	$(688)	$4,188
Liabilities
Deferred income tax liability	$1,172	$(237)	$935
Equity
Retained earnings	$1,657	$(484)	$1,173
Accumulated other comprehensive income (loss)	$1,757	$14	$1,771
Total stockholders’ equity	$10,173	$(470)	$9,703

(1)	Value of business acquired was not impacted by the adoption of this guidance.

The following table presents the effects of the retrospective application of the adoption of such new accounting guidance to the Company’s previously reported consolidated statement of operations and comprehensive income:

	Three Months Ended March 31, 2011
	As Previously Reported	Adjustment	As Adjusted
	(In millions)
Revenues
Net investment income	$788	$(2)	$786
Expenses
Other expenses	$504	$11	$515
Income (loss) before provision for income tax	$221	$(13)	$208
Provision for income tax expense (benefit)	$61	$(4)	$57
Net income (loss)	$160	$(9)	$151

The following table presents the effects of the retrospective application of the adoption of such new accounting guidance to the Company’s previously reported consolidated statement of cash flows:

	Three Months Ended March 31, 2011
	As Previously Reported	Adjustment	As Adjusted
	(In millions)
Net cash used in operating activities	$(3)	$(1)	$(4)
Net change in other invested assets	$(151)	$1	$(150)

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Future Adoption of New Accounting Pronouncements

In December 2011, the FASB issued new guidance regarding balance sheet offsetting disclosures (Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities), effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The guidance should be applied retrospectively for all comparative periods presented. The amendments in ASU 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effects of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of ASU 2011-11 is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Investments

Fixed Maturity and Equity Securities Available-for-Sale

Presented below is certain information about fixed maturity and equity securities for the periods shown. The unrealized loss amounts presented below include the noncredit loss component of other-than-temporary impairment (“OTTI”) losses:

	March 31, 2012
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	% of Total
		Gains	Temporary Losses	OTTI Losses
			(In millions)
Fixed Maturity Securities:
U.S. corporate securities	$16,093	$1,430	$183	$—	$17,340	36.5%
Foreign corporate securities	8,168	649	60	—	8,757	18.5
U.S. Treasury and agency securities	6,582	806	33	—	7,355	15.5
Residential mortgage-backed securities (“RMBS”)	6,313	330	133	121	6,389	13.5
Commercial mortgage-backed securities (“CMBS”)	2,091	127	13	—	2,205	4.6
State and political subdivision securities	1,933	247	38	—	2,142	4.5
Asset-backed securities (“ABS”)	1,981	47	31	—	1,997	4.2
Foreign government securities	1,097	191	4	—	1,284	2.7

Total fixed maturity securities	$44,258	$3,827	$495	$121	$47,469	100.0%

Equity Securities:
Common stock	$134	$11	$2	$—	$143	54.8%
Non-redeemable preferred stock	136	6	24	—	118	45.2

Total equity securities	$270	$17	$26	$—	$261	100.0%

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	% of Total
		Gains	Temporary Losses	OTTI Losses
			(In millions)
Fixed Maturity Securities:
U.S. corporate securities	$16,018	$1,550	$229	$—	$17,339	36.3%
Foreign corporate securities	7,958	649	114	—	8,493	17.8
U.S. Treasury and agency securities	6,832	1,217	1	—	8,048	16.8
RMBS	6,478	330	189	125	6,494	13.6
CMBS	2,128	115	16	—	2,227	4.7
State and political subdivision securities	1,891	222	58	—	2,055	4.3
ABS	1,875	45	42	—	1,878	3.9
Foreign government securities	1,035	215	3	—	1,247	2.6

Total fixed maturity securities	$44,215	$4,343	$652	$125	$47,781	100.0%

Equity Securities:
Common stock	$148	$11	$13	$—	$146	57.9%
Non-redeemable preferred stock	147	3	44	—	106	42.1

Total equity securities	$295	$14	$57	$—	$252	100.0%

The Company held non-income producing fixed maturity securities with an estimated fair value of $5 million with unrealized gains (losses) of ($2) million at both March 31, 2012 and December 31, 2011.

Concentrations of Credit Risk— Summary. The Company was not exposed to any concentrations of credit risk of any single issuer within its fixed maturity securities and equity securities greater than 10% of the Company’s stockholders’ equity, other than U.S. Treasury and agency securities summarized in the table below at:

	March 31, 2012	December 31, 2011
	Carrying Value (1)
	(In millions)
U.S. Treasury and agency securities included in:
Fixed maturity securities	$7,355	$8,048
Short-term investments	1,607	2,186
Cash equivalents	610	108

Total U.S. Treasury and agency securities	$9,572	$10,342

(1)	Represents estimated fair value for fixed maturity securities, and for short-term investments and cash equivalents, estimated fair value or amortized cost, which approximates estimated fair value.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Maturities of Fixed Maturity Securities. The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), were as follows at:

	March 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$3,512	$3,539	$2,946	$2,970
Due after one year through five years	7,874	8,302	8,648	9,022
Due after five years through ten years	8,033	8,784	7,905	8,606
Due after ten years	14,454	16,253	14,235	16,584

Subtotal	33,873	36,878	33,734	37,182
RMBS, CMBS and ABS	10,385	10,591	10,481	10,599

Total fixed maturity securities	$44,258	$47,469	$44,215	$47,781

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

Evaluating Available-for-Sale Securities for Other-Than-Temporary Impairment

As described more fully in Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report, the Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities, equity securities and perpetual hybrid securities, in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), were as follows:

	March 31, 2012	December 31, 2011
	(In millions)
Fixed maturity securities	$3,328	$3,690
Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss)	(121)	(125)

Total fixed maturity securities	3,207	3,565
Equity securities	(6)	(41)
Derivatives	142	239
Short-term investments	(2)	(2)
Other	(6)	(5)

Subtotal	3,335	3,756

Amounts allocated from:
Insurance liability loss recognition	(194)	(325)
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	12	9
DAC and VOBA	(469)	(509)

Subtotal	(651)	(825)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	39	42
Deferred income tax benefit (expense)	(985)	(1,063)

Net unrealized investment gains (losses)	$1,738	$1,910

The changes in fixed maturity securities with noncredit OTTI losses included in accumulated other comprehensive income (loss), were as follows:

	March 31, 2012	December 31, 2011
	(In millions)
Balance, beginning of period	$(125)	$(86)
Noncredit OTTI losses recognized (1)	2	5
Securities sold with previous noncredit OTTI loss	4	26
Subsequent changes in estimated fair value	(2)	(70)

Balance, end of period	$(121)	$(125)

(1)	Noncredit OTTI losses recognized, net of DAC, were $3 million and $8 million for the periods ended March 31, 2012 and December 31, 2011, respectively.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2012
(In millions)
Balance, beginning of period	$1,910
Fixed maturity securities on which noncredit OTTI losses have been recognized	4
Unrealized investment gains (losses) during the period	(425)
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	131
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	3
DAC and VOBA	40
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	(3)
Deferred income tax benefit (expense)	78

Balance, end of period	$1,738

Change in net unrealized investment gains (losses)	$(172)

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Continuous Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale by Sector

Presented below is certain information about the estimated fair value and gross unrealized losses of fixed maturity and equity securities in an unrealized loss position. The unrealized loss amounts presented below include the noncredit component of OTTI loss. Fixed maturity securities on which a noncredit OTTI loss has been recognized in accumulated other comprehensive income (loss) are categorized by length of time as being “less than 12 months” or “equal to or greater than 12 months” in a continuous unrealized loss position based on the point in time that the estimated fair value initially declined to below the amortized cost basis and not the period of time since the unrealized loss was deemed a noncredit OTTI loss.

	March 31, 2012
	Less than 12 Months		Equal to or Greater than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed Maturity Securities:
U.S. corporate securities	$1,637	$58	$699	$125	$2,336	$183
Foreign corporate securities	1,046	32	137	28	1,183	60
U.S. Treasury and agency securities	1,370	31	18	2	1,388	33
RMBS	569	80	993	174	1,562	254
CMBS	107	2	119	11	226	13
State and political subdivision securities	49	1	219	37	268	38
ABS	500	7	255	24	755	31
Foreign government securities	131	4	2	—	133	4

Total fixed maturity securities	$5,409	$215	$2,442	$401	$7,851	$616

Equity Securities:
Common stock	$26	$2	$—	$—	$26	$2
Non-redeemable preferred stock	8	3	55	21	63	24

Total equity securities	$34	$5	$55	$21	$89	$26

Total number of securities in an unrealized loss position	680		449

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Aging of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale

Presented below is certain information about the aging and severity of gross unrealized losses on fixed maturity and equity securities, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive income (loss) at:

	March 31, 2012
	Cost or Amortized Cost		Gross Unrealized Losses		Number of Securities
	Less than 20%	20% or more	Less than 20%	20% or more	Less than 20%	20% or more
	(In millions, except number of securities)
Fixed Maturity Securities:
Less than six months	$3,625	$135	$75	$32	414	20
Six months or greater but less than nine months	1,365	355	53	99	175	26
Nine months or greater but less than twelve months	407	99	19	29	64	11
Twelve months or greater	2,144	337	185	124	367	37

Total	$7,541	$926	$332	$284

Percentage of amortized cost			4%	31%

Equity Securities:
Less than six months	$22	$21	$2	$6	6	4
Six months or greater but less than nine months	11	22	1	8	8	3
Nine months or greater but less than twelve months	—	—	—	—	—	—
Twelve months or greater	23	16	2	7	7	3

Total	$56	$59	$5	$21

Percentage of cost			9%	36%

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

Equity securities with gross unrealized losses of 20% or more for twelve months or greater were $7 million at both December 31, 2011 and March 31, 2012. As shown in the section “— Evaluating Temporarily Impaired Available-for-Sale Securities” below, all of the equity securities with gross unrealized losses of 20% or more for twelve months or greater at March 31, 2012 were financial services industry investment grade non-redeemable preferred stock, of which 43% were rated A or better.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentration of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale

The gross unrealized losses related to fixed maturity and equity securities, including the portion of OTTI losses on fixed maturity securities recognized in accumulated other comprehensive income (loss) were $642 million and $834 million at March 31, 2012 and December 31, 2011, respectively. The concentration, calculated as a percentage of gross unrealized losses (including OTTI losses), by sector and industry was as follows at:

	March 31, 2012	December 31, 2011
Sector:
RMBS	40%	38%
U.S. corporate securities	28	27
Foreign corporate securities	9	14
State and political subdivision securities	6	7
U.S. Treasury and agency securities	5	—
ABS	5	5
CMBS	2	2
Other	5	7

Total	100%	100%

Industry:
Mortgage-backed	42%	40%
Finance	16	24
Consumer	7	7
State and political subdivision securities	6	7
U.S. Treasury and agency securities	5	—
Asset-backed	5	5
Utility	3	3
Communications	3	4
Industrial	1	1
Other	12	9

Total	100%	100%

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents fixed maturity and equity securities, each with gross unrealized losses of greater than $10 million, the number of securities, total gross unrealized losses and percentage of total gross unrealized losses at:

	March 31, 2012		December 31, 2011
	Fixed Maturity Securities	Equity Securities	Fixed Maturity Securities	Equity Securities
	(In millions, except number of securities)
Number of securities	9	—	9	1
Total gross unrealized losses	$139	$—	$152	$12
Percentage of total gross unrealized losses	23%	—%	20%	22%

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fixed maturity and equity securities, each with gross unrealized losses greater than $10 million, decreased $25 million during the three months ended March 31, 2012. The decline in, or improvement in, gross unrealized losses for the three months ended March 31, 2012 was primarily attributable to narrowing credit spreads, partially offset by an increase in interest rates. These securities were included in the Company’s OTTI review process.

As of March 31, 2012, $252 million of unrealized losses were from fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater. Of the $252 million, $139 million, or 55%, was related to unrealized losses on investment grade securities. Unrealized losses on investment grade securities were principally related to widening credit spreads or rising interest rates since purchase. Of the $252 million, $113 million, or 45%, was related to unrealized losses on below investment grade securities. Unrealized losses on below investment grade securities were principally related to non-agency RMBS (primarily alternative residential mortgage loans), U.S. and foreign corporate securities (primarily transportation and financial services securities) and were the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over the financial services sector, unemployment levels and valuations of residential real estate supporting non-agency RMBS. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for the factors management considers in evaluating these corporate and structured securities. See “— Aging of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale” for a discussion of equity securities with an unrealized loss position of 20% or more of cost for 12 months or greater.

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

The following table presents certain information about the Company’s equity securities available-for-sale with gross unrealized losses of 20% or more at March 31, 2012:

		Non-Redeemable Preferred Stock
	All Equity Securities	All Types of Non-Redeemable Preferred Stock		Investment Grade
				All Industries		Financial Services Industry
	Gross Unrealized Losses	Gross Unrealized Losses	% of All Equity Securities	Gross Unrealized Losses	% of All Non-Redeemable Preferred Stock	Gross Unrealized Losses	% of All Industries	% A Rated or Better
	(In millions)			(In millions)		(In millions)
Less than six months	$6	$6	100%	$1	17%	$1	100%	100%
Six months or greater but less than twelve months	8	8	100%	8	100%	8	100%	88%
Twelve months or greater	7	7	100%	7	100%	7	100%	43%

All equity securities with gross unrealized losses of 20% or more	$21	$21	100%	$16	76%	$16	100%	69%

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In connection with the equity securities impairment review process, the Company evaluated its holdings in non-redeemable preferred stock, particularly those in the financial services sector. The Company considered several factors including whether there has been any deterioration in credit of the issuer and the likelihood of recovery in value of non-redeemable preferred stock with a severe or an extended unrealized loss. The Company also considered whether any issuers of non-redeemable preferred stock with an unrealized loss held by the Company, regardless of credit rating, have deferred any dividend payments. No such dividend payments had been deferred.

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

Other Securities

The table below presents certain information about the Company’s securities for which the fair value option (“FVO”) has been elected at:

	March 31, 2012	December 31, 2011
	(In millions)
FVO general account securities	$50	$49
FVO contractholder-directed unit-linked investments	4,215	3,616

Total other securities — at estimated fair value	$4,265	$3,665

See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for discussion of FVO contractholder-directed unit-linked investments. See “— Net Investment Income” and “— Net Investment Gains (Losses)” for the net investment income recognized on other securities and the related changes in estimated fair value subsequent to purchase included in earnings for securities still held as of the end of the respective periods.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)

The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized	$(13)	$(9)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive income (loss)	(2)	(2)

Net OTTI losses on fixed maturity securities recognized in earnings	(15)	(11)
Fixed maturity securities — net gains (losses) on sales and disposals	15	(20)

Total gains (losses) on fixed maturity securities	—	(31)
Other net investment gains (losses):
Equity securities	(5)	1
Other securities — FVO general account securities — changes in estimated fair value subsequent to purchase	1	—
Mortgage loans	4	4
Real estate and real estate joint ventures	(3)	—
Other limited partnership interests	1	2
Other investment portfolio gains (losses)	1	(4)

Subtotal — investment portfolio gains (losses)	(1)	(28)

FVO consolidated securitization entities (“CSEs”) — changes in estimated fair value:
Commercial mortgage loans	6	18
Long-term debt — related to commercial mortgage loans	(2)	(6)
Other gains (losses)	1	2

Subtotal FVO CSEs and other gains (losses)	5	14

Total net investment gains (losses)	$4	$(14)

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were $1 million and ($1) million for the three months ended March 31, 2012 and 2011, respectively.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Proceeds from sales or disposals of fixed maturity and equity securities resulting in a net investment gain (loss) and the components of fixed maturity and equity securities net investment gains (losses) are as shown in the table below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Three Months Ended March 31,
	2012	2011	2012	2011	2012	2011
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$1,915	$2,513	$21	$16	$1,936	$2,529

Gross investment gains	$37	$18	$5	$3	$42	$21

Gross investment losses	(22)	(38)	(4)	(2)	(26)	(40)

Total OTTI losses recognized in earnings:
Credit-related	(8)	(11)	—	—	(8)	(11)
Other (1)	(7)	—	(6)	—	(13)	—

Total OTTI losses recognized in earnings	(15)	(11)	(6)	—	(21)	(11)

Net investment gains (losses)	$—	$(31)	$(5)	$1	$(5)	$(30)

(1)

Other OTTI losses recognized in earnings include impairments on equity securities, impairments on perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and fixed maturity securities where there is an intent-to-sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

Fixed maturity security OTTI losses recognized in earnings related to the following sectors and industries within the U.S. and foreign corporate securities sector:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Sector:
U.S. and foreign corporate securities — by industry:
Finance	$7	$—
Utility	3	—
Communications	2	4
Industrial	1	—

Total U.S. and foreign corporate securities	13	4
RMBS (1)	2	3
CMBS	—	3
ABS (1)	—	1

Total	$15	$11

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)

See Note 3 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for discussion of a reclassification from the ABS sector to the RMBS sector for securities backed by sub-prime residential mortgage loans.

Equity security OTTI losses recognized in earnings of $6 million for the three months ended March 31, 2012 were all in the common stock sector. The Company had no equity security OTTI losses recognized in earnings for the three months ended March 31, 2011.

Credit Loss Rollforward

Presented below is a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss):

	Three Months Ended March 31,
	2012	2011
	(In millions)
Balance, beginning of period	$55	$63
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	—	—
Additional impairments — credit loss OTTI recognized on securities previously impaired	2	3
Reductions:
Sales, maturities, pay downs and prepayments during the period of securities previously impaired as credit loss OTTI	(1)	(2)
Securities impaired to net present value of expected future cash flows	—	(20)
Increases in cash flows — accretion of previous credit loss OTTI	(6)	(1)

Balance, end of period	$50	$43

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Investment income:
Fixed maturity securities	$533	$535
Equity securities	2	2
Other securities — FVO general account securities (1)	—	—
Mortgage loans	90	84
Policy loans	15	16
Real estate and real estate joint ventures	14	(8)
Other limited partnership interests	48	80
Cash, cash equivalents and short-term investments	1	2
International joint ventures	(1)	(3)
Other	1	2

Subtotal	703	710
Less: Investment expenses	24	24

Subtotal, net	679	686

Other securities — FVO contractholder-directed unit-linked investments (1)	168	5
FVO CSEs — Commercial mortgage loans	45	95

Subtotal	213	100

Net investment income	$892	$786

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were:

Other securities — FVO general account securities	$2	$—
Other securities — FVO contractholder-directed unit-linked investments	$113	$(25)

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses included in the table above.

Securities Lending

As described more fully in Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report, the Company participates in a securities lending program whereby blocks of securities are loaned to third parties. These transactions are treated as financing arrangements and the associated cash collateral received is recorded as a liability. The Company is obligated to return the cash collateral received to its counterparties.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Elements of the securities lending program are presented below at:

	March 31, 2012	December 31, 2011
	(In millions)
Securities on loan: (1)
Amortized cost	$5,717	$5,307
Estimated fair value	$6,497	$6,451
Cash collateral on deposit from counterparties (2)	$6,734	$6,456
Security collateral on deposit from counterparties	$12	$137
Reinvestment portfolio — estimated fair value	$6,631	$6,295

(1)	Included within fixed maturity securities, short-term investments and cash and cash equivalents.

(2)	Included within payables for collateral under securities loaned and other transactions.

Security collateral on deposit from counterparties in connection with the securities lending transactions may not be sold or repledged, unless the counterparty is in default, and is not reflected in the interim condensed consolidated financial statements.

Invested Assets on Deposit and Pledged as Collateral

Invested assets on deposit and pledged as collateral are presented in the table below at estimated fair value for cash and cash equivalents and fixed maturity securities and at carrying value for mortgage loans.

	March 31, 2012	December 31, 2011
	(In millions)
Invested assets on deposit (1)	$55	$51
Invested assets pledged as collateral (2)	869	897

Total invested assets on deposit and pledged as collateral	$924	$948

(1)	The Company has invested assets on deposit with regulatory agencies consisting primarily of fixed maturity securities.

(2)

The Company has pledged fixed maturity securities, mortgage loans and cash and cash equivalents in connection with various agreements and transactions, including funding agreements (see Note 7 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report) and derivative transactions (see Note 3).

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Loans

Mortgage loans are summarized as follows at:

	March 31, 2012		December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans:
Commercial	$5,341	55.9%	$5,390	55.0%
Agricultural	1,250	13.1	1,333	13.6

Subtotal	6,591	69.0%	6,723	68.6%
Valuation allowances	(57)	(0.6)	(61)	(0.6)

Subtotal mortgage loans, net	6,534	68.4%	6,662	68.0%
Commercial mortgage loans held by CSEs	3,024	31.6	3,138	32.0

Total mortgage loans, net	$9,558	100.0%	$9,800	100.0%

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

See “— Related Party Investment Transactions” for discussion of affiliated mortgage loans included in the table above.

The following tables present certain information about mortgage loans and valuation allowances, by portfolio segment, at:

	Commercial	Agricultural	Total
	(In millions)
March 31, 2012:
Mortgage loans:
Evaluated individually for credit losses	$23	$—	$23
Evaluated collectively for credit losses	5,318	1,250	6,568

Total mortgage loans	5,341	1,250	6,591

Valuation allowances:
Specific credit losses	15	—	15
Non-specifically identified credit losses	39	3	42

Total valuation allowances	54	3	57

Mortgage loans, net of valuation allowance	$5,287	$1,247	$6,534

December 31, 2011:
Mortgage loans:
Evaluated individually for credit losses	$23	$—	$23
Evaluated collectively for credit losses	5,367	1,333	6,700

Total mortgage loans	5,390	1,333	6,723

Valuation allowances:
Specific credit losses	15	—	15
Non-specifically identified credit losses	43	3	46

Total valuation allowances	58	3	61

Mortgage loans, net of valuation allowance	$5,332	$1,330	$6,662

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the changes in the valuation allowance, by portfolio segment:

	Mortgage Loan Valuation Allowances
	Commercial	Agricultural	Total
	(In millions)
For the Three Months Ended March 31, 2012:
Balance, beginning of period	$58	$3	$61
Provision (release)	(4)	—	(4)
Charge-offs, net of recoveries	—	—	—

Balance, end of period	$54	$3	$57

For the Three Months Ended March 31, 2011:
Balance, beginning of period	$84	$3	$87
Provision (release)	(4)	1	(3)
Charge-offs, net of recoveries	—	—	—

Balance, end of period	$80	$4	$84

See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for a discussion of all credit quality indicators presented herein. Recorded investment data presented herein is prior to valuation allowance. Unpaid principal balance data presented herein is generally prior to charge-offs.

Commercial Mortgage Loans — by Credit Quality Indicators with Estimated Fair Value. Presented below is certain information about the credit quality of the commercial mortgage loans at:

	Commercial
	Recorded Investment
	Debt Service Coverage Ratios			Total	% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(In millions)				(In millions)
March 31, 2012:
Loan-to-value ratios:
Less than 65%	$3,492	$31	$211	$3,734	69.9%	$3,995	72.4%
65% to 75%	746	39	52	837	15.7	865	15.7
76% to 80%	133	—	26	159	3.0	112	2.0
Greater than 80%	429	144	38	611	11.4	549	9.9

Total	$4,800	$214	$327	$5,341	100.0%	$5,521	100.0%

December 31, 2011:
Loan-to-value ratios:
Less than 65%	$3,324	$135	$210	$3,669	68.1%	$3,888	69.9%
65% to 75%	719	54	52	825	15.3	852	15.3
76% to 80%	199	—	26	225	4.2	221	4.0
Greater than 80%	452	181	38	671	12.4	602	10.8

Total	$4,694	$370	$326	$5,390	100.0%	$5,563	100.0%

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Agricultural Mortgage Loans — by Credit Quality Indicator. Presented below is certain information about the credit quality of agricultural mortgage loans. The estimated fair value of agricultural mortgage loans was $1.3 billion and $1.4 billion at March 31, 2012 and December 31, 2011, respectively.

	Agricultural
	March 31, 2012		December 31, 2011
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$1,179	94.3%	$1,129	84.7%
65% to 75%	71	5.7	142	10.7
76% to 80%	—	—	62	4.6

Total	$1,250	100.0%	$1,333	100.0%

Past Due and Interest Accrual Status of Mortgage Loans. The Company has a high quality, well performing, mortgage loan portfolio, with approximately 99% of all mortgage loans classified as performing at both March 31, 2012 and December 31, 2011. The Company defines delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial mortgage loans — 60 days or more and agricultural mortgage loans — 90 days or more. The Company had no mortgage loans past due and no loans in non-accrual status at both March 31, 2012 and December 31, 2011.

Impaired Mortgage Loans. Presented below is certain information about impaired mortgage loans, by portfolio segment, at:

	Impaired Mortgage Loans
	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value
	(In millions)
March 31, 2012:
Commercial	$23	$23	$15	$8	$—	$—	$23	$8
Agricultural	—	—	—	—	—	—	—	—

Total	$23	$23	$15	$8	$—	$—	$23	$8

December 31, 2011:
Commercial	$23	$23	$15	$8	$15	$15	$38	$23
Agricultural	—	—	—	—	—	—	—	—

Total	$23	$23	$15	$8	$15	$15	$38	$23

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The average recorded investment in impaired mortgage loans and the related interest income, by portfolio segment, was:

	Impaired Mortgage Loans
	Average Recorded Investment	Interest Income Recognized
		Cash Basis	Accrual Basis
		(In millions)
For the Three Months Ended March 31, 2012:
Commercial	$30	$1	$—
Agricultural	—	—	—

Total	$30	$1	$—

For the Three Months Ended March 31, 2011:
Commercial	$45	$1	$—
Agricultural	12	—	—

Total	$57	$1	$—

Mortgage Loans Modified in a Troubled Debt Restructuring. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for a discussion of loan modifications that are classified as troubled debt restructuring and the types of concessions typically granted. At March 31, 2012 and 2011, the Company had no mortgage loans modified during the period in a troubled debt restructuring.

During the previous 12 months, the Company had no mortgage loans modified in a troubled debt restructuring with a subsequent payment default during the three months ended March 31, 2012 and 2011. Payment default is determined in the same manner as delinquency status — when interest and principal payments are past due as described above.

Cash Equivalents

The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $940 million and $583 million at March 31, 2012 and December 31, 2011, respectively.

Purchased Credit Impaired Investments

See Note 2 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for information about investments acquired with evidence of credit quality deterioration since origination and for which it was probable at the acquisition date that the Company would be unable to collect all contractually required payments.

Variable Interest Entities

The Company holds investments in certain entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity. The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

beneficiary and which are consolidated at March 31, 2012 and December 31, 2011. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	March 31, 2012	December 31, 2011
	(In millions)
CSEs: (1)
Assets:
Mortgage loans held-for-investment (commercial mortgage loans)	$3,024	$3,138
Accrued investment income	14	14

Total assets	$3,038	$3,152

Liabilities:
Long-term debt	$2,946	$3,065
Other liabilities	14	14

Total liabilities	$2,960	$3,079

(1)

The Company consolidates former qualified special purpose entities (“QSPEs”) that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in the former QSPEs of $64 million and $59 million at estimated fair value at March 31, 2012 and December 31, 2011, respectively. The long-term debt presented above bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis and is expected to be repaid over the next five years. Interest expense related to these obligations, included in other expenses, was $43 million and $93 million for the three months ended March 31, 2012 and 2011, respectively.

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at:

	March 31, 2012		December 31, 2011
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities available-for-sale:
RMBS (2)	$6,389	$6,389	$6,494	$6,494
CMBS (2)	2,205	2,205	2,227	2,227
ABS (2)	1,997	1,997	1,878	1,878
U.S. corporate securities	416	416	424	424
Foreign corporate securities	245	245	234	234
Other limited partnership interests	1,296	1,907	1,302	1,982
Real estate joint ventures	21	24	22	26

Total	$12,569	$13,183	$12,581	$13,265

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)

The maximum exposure to loss relating to the fixed maturity securities is equal to their estimated fair value. The maximum exposure to loss relating to the other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor.

As described in Note 8, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the three months ended March 31, 2012 or 2011.

Related Party Investment Transactions

As more fully described in Note 2 of the Notes of the Consolidated Financial Statements in the 2011 Annual Report, the Company has loans outstanding to affiliates.

The Company has loans outstanding to wholly-owned real estate subsidiaries of an affiliate, Metropolitan Life Insurance Company (“MLIC”), which are included in mortgage loans. The carrying value of these loans was $307 million at both March 31, 2012 and December 31, 2011. Net investment income from these loans was $4 million for both the three months ended March 31, 2012 and 2011.

The Company also has loans outstanding to Exeter Reassurance Company Ltd. (“Exeter”), an affiliate. The carrying value of these loans was $430 million at both March 31, 2012 and December 31, 2011, which is included in other invested assets. Net investment income from these loans was $6 million for the three months ended March 31, 2012. There was no net investment income for the three months ended March 31, 2011.

The Company receives investment administrative services from an affiliate. These investment administrative service charges were $17 million and $15 million for the three months ended March 31, 2012 and 2011, respectively. The Company also had affiliated net investment income of less than $1 million for both the three months ended March 31, 2012 and 2011.

3. Derivative Financial Instruments

Accounting for Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, credit spreads and/or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter (“OTC”) market. The Company uses a variety of derivatives, including swaps, forwards, futures and option contracts, to manage various risks relating to its ongoing business operations. To a lesser extent, the Company uses credit default swaps to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain securities, issues certain insurance policies and investment contracts and engages in certain reinsurance agreements that have embedded derivatives.

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

Under a fair value hedge, changes in the estimated fair value of the hedging derivative, including amounts measured as ineffectiveness, and changes in the estimated fair value of the hedged item related to the designated risk being hedged, are reported within net derivative gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of operations and comprehensive income within interest income or interest expense to match the location of the hedged item.

Under a cash flow hedge, changes in the estimated fair value of the hedging derivative measured as effective are reported within other comprehensive income (loss), a separate component of stockholders’ equity, and the deferred gains or losses on the derivative are reclassified into the consolidated statement of operations and comprehensive income when the Company’s earnings are affected by the variability in cash flows of the hedged

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

item. Changes in the estimated fair value of the hedging instrument measured as ineffectiveness are reported within net derivative gains (losses). The estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of operations and comprehensive income within interest income or interest expense to match the location of the hedged item.

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

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized currently in net derivative gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in other comprehensive income (loss) related to discontinued cash flow hedges are released into the consolidated statements of operations and comprehensive income when the Company’s earnings are affected by the variability in cash flows of the hedged item.

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

		March 31, 2012			December 31, 2011
Primary Underlying Risk Exposure	Instrument Type	Notional Amount	Estimated Fair Value (1)		Notional Amount	Estimated Fair Value (1)
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$15,276	$1,101	$403	$13,074	$1,418	$427
	Interest rate floors	7,986	278	131	7,986	330	152
	Interest rate caps	8,383	17	—	10,133	19	—
	Interest rate futures	3,820	2	16	3,766	10	1
	Interest rate forwards	565	61	—	620	128	—
Foreign currency	Foreign currency swaps	1,835	290	55	1,792	297	62
	Foreign currency forwards	126	1	—	149	9	—
Credit	Credit default swaps	2,428	22	10	2,426	18	28
Equity market	Equity futures	1,155	1	3	1,007	4	—
	Equity options	7,067	410	—	2,111	482	—
	Variance swaps	2,503	18	35	2,430	51	8
	Total rate of return swaps	147	1	—	129	—	2

	Total	$51,291	$2,202	$653	$45,623	$2,766	$680

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

The Company enters into interest rate forwards to buy and sell securities. The price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date. The Company utilizes interest rate forwards in cash flow hedging relationships.

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

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hedging

The following table presents the gross notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	March 31, 2012			December 31, 2011
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
Derivatives Designated as Hedging Instruments		Assets	Liabilities		Assets	Liabilities
	(In millions)
Fair value hedges:
Foreign currency swaps	$598	$197	$16	$598	$188	$19
Interest rate swaps	388	23	6	311	35	6

Subtotal	986	220	22	909	223	25

Cash flow hedges:
Foreign currency swaps	506	22	8	445	31	12
Interest rate swaps	748	62	1	355	96	—
Interest rate forwards	565	61	—	620	128	—

Subtotal	1,819	145	9	1,420	255	12

Total qualifying hedges	$2,805	$365	$31	$2,329	$478	$37

The following table presents the gross notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at:

	March 31, 2012			December 31, 2011
Derivatives Not Designated or Not Qualifying as Hedging Instruments	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$14,140	$1,016	$396	$12,408	$1,287	$421
Interest rate floors	7,986	278	131	7,986	330	152
Interest rate caps	8,383	17	—	10,133	19	—
Interest rate futures	3,820	2	16	3,766	10	1
Foreign currency swaps	731	71	31	749	78	31
Foreign currency forwards	126	1	—	149	9	—
Credit default swaps	2,428	22	10	2,426	18	28
Equity futures	1,155	1	3	1,007	4	—
Equity options	7,067	410	—	2,111	482	—
Variance swaps	2,503	18	35	2,430	51	8
Total rate of return swaps	147	1	—	129	—	2

Total non-designated or non-qualifying derivatives	$48,486	$1,837	$622	$43,294	$2,288	$643

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Derivative Gains (Losses)

The components of net derivative gains (losses) were as follows:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Derivatives and hedging gains (losses) (1)	$(553)	$(103)
Embedded derivatives	114	(53)

Total net derivative gains (losses)	$(439)	$(156)

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.

The following table presents earned income on derivatives for the:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Qualifying hedges:
Net investment income	$—	$1
Interest credited to policyholder account balances	10	11
Non-qualifying hedges:
Net derivative gains (losses)	8	10

Total	$18	$22

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table represents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
For the Three Months Ended March 31, 2012:
Interest rate swaps:	Fixed maturity securities	$—	$—	$—
	Policyholder account balances (“PABs”) (1)	(13)	12	(1)
Foreign currency swaps:	Foreign-denominated PABs (2)	12	(16)	(4)

Total		$(1)	$(4)	$(5)

For the Three Months Ended March 31, 2011:
Interest rate swaps:	Fixed maturity securities	$1	$(1)	$—
	PABs (1)	(5)	4	(1)
Foreign currency swaps:	Foreign-denominated PABs (2)	22	(26)	(4)

Total		$18	$(23)	$(5)

(1)	Fixed rate liabilities.

(2)	Fixed rate or floating rate liabilities.

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

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date, within two months of that date, or were no longer probable of occurring. There were no amounts reclassified into net derivative gains (losses) for the three months ended March 31, 2012 and 2011 related to such discontinued cash flow hedges.

At March 31, 2012 and December 31, 2011, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed eight years and five years, respectively.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the components of accumulated other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Accumulated other comprehensive income (loss), balance at beginning of period	$239	$(109)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(96)	(21)
Amounts reclassified to net derivative gains (losses)	(1)	(2)

Accumulated other comprehensive income (loss), balance at end of period	$142	$(132)

At March 31, 2012, $1 million of deferred net gains (losses) on derivatives in accumulated other comprehensive income (loss) was expected to be reclassified to earnings within the next 12 months.

The following table presents the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and comprehensive income and the interim condensed consolidated statements of stockholders’ equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Net Derivative Gains (Losses)	Net Derivative Gains (Losses)
		(In millions)
For the Three Months Ended March 31, 2012:
Interest rate swaps	$(34)	$—	$—
Foreign currency swaps	(5)	1	—
Interest rate forwards	(57)	—	1

Total	$(96)	$1	$1

For the Three Months Ended March 31, 2011:
Interest rate swaps	$(11)	$—	$—
Foreign currency swaps	(1)	2	—
Interest rate forwards	(9)	—	—

Total	$(21)	$2	$—

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company enters into the following derivatives that do not qualify for hedge accounting or for purposes other than hedging: (i) interest rate swaps, implied volatility swaps, caps and floors and interest rate futures to economically hedge its exposure to interest rates; (ii) foreign currency forwards and swaps to economically hedge its exposure to adverse movements in exchange rates; (iii) credit default swaps to economically hedge

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

exposure to adverse movements in credit; (iv) equity futures, equity index options, interest rate futures, TRRs and equity variance swaps to economically hedge liabilities embedded in certain variable annuity products; (v) credit default swaps to synthetically create investments; (vi) interest rate forwards to buy and sell securities to economically hedge its exposure to interest rates; (vii) inflation swaps to reduce risk generated from inflation-indexed liabilities; (viii) covered call options for income generation; and (ix) equity options to economically hedge certain invested assets against adverse changes in equity indices.

The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
For the Three Months Ended March 31, 2012:
Interest rate swaps	$(178)	$—	$—
Interest rate floors	(32)	—	—
Interest rate caps	(2)	—	—
Interest rate futures	(61)	—	—
Equity futures	(110)	—	(30)
Foreign currency swaps	(5)	—	—
Foreign currency forwards	(2)	—	—
Equity options	(121)	(1)	—
Interest rate forwards	(2)	—	—
Variance swaps	(60)	—	—
Credit default swaps	20	—	—

Total	$(553)	$(1)	$(30)

For the Three Months Ended March 31, 2011:
Interest rate swaps	$(24)	$—	$—
Interest rate floors	(17)	—	—
Interest rate caps	(1)	—	—
Interest rate futures	(1)	—	—
Equity futures	—	—	—
Foreign currency swaps	3	—	—
Foreign currency forwards	(11)	—	—
Equity options	(22)	(1)	—
Interest rate forwards	—	—	—
Variance swaps	(6)	—	—
Credit default swaps	—	—	—

Total	$(79)	$(1)	$—

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Derivatives

In connection with synthetically created investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $2.2 billion and $2.1 billion at March 31, 2012 and December 31, 2011, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At March 31, 2012, the Company would have received $17 million to terminate all of these contracts, and at December 31, 2011, the Company would have paid $11 million to terminate all of these contracts.

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2012			December 31, 2011
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$2	$167	3.9	$2	$212	4.3
Credit default swaps referencing indices	10	661	2.8	—	661	3.1

Subtotal	12	828	3.0	2	873	3.4

Baa
Single name credit default swaps (corporate)	1	524	4.5	(6)	434	4.6
Credit default swaps referencing indices	4	853	5.0	(7)	793	4.8

Subtotal	5	1,377	4.8	(13)	1,227	4.7

Ba
Single name credit default swaps (corporate)	—	15	4.3	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	15	4.3	—	—	—

Total	$17	$2,220	4.2	$(11)	$2,100	4.2

(1)

The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service, Standard & Poor’s Rating Services and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

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

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its OTC derivative instruments. At March 31, 2012 and December 31, 2011, the Company was obligated to return cash collateral under its control of $1.3 billion and $1.6 billion, respectively. This cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At March 31, 2012 and December 31, 2011, the Company had received collateral consisting of various securities with a fair market value of $237 million and $315 million, respectively, which were held in separate custodial accounts. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at March 31, 2012, none of the collateral had been sold or repledged.

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

		Estimated Fair Value of Collateral Provided :	Fair Value of Incremental Collateral Provided Upon:
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities (2)	One Notch Downgrade in the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
March 31, 2012	$33	$24	$1	$11
December 31, 2011	$14	$9	$1	$10

(1)	After taking into consideration the existence of netting agreements.

(2)

Included in fixed maturity securities in the consolidated balance sheets. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. At both March 31, 2012 and December 31, 2011, the Company did not provide any cash collateral.

Without considering the effect of netting agreements, the estimated fair value of the Company’s OTC derivatives with credit-contingent provisions that were in a gross liability position at March 31, 2012 was $129 million. At March 31, 2012, the Company provided collateral of $24 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating was downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements were deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at March 31, 2012 would be $105 million. This amount does not consider gross derivative assets of $96 million for which the Company has the contractual right of offset.

The Company also has exchange-traded futures, which may require the pledging of collateral. At both March 31, 2012 and December 31, 2011, the Company did not pledge any securities collateral for exchange-traded futures. At March 31, 2012 and December 31, 2011, the Company provided cash collateral for exchange-traded futures of $107 million and $140 million, respectively, which is included in premiums, reinsurance and other receivables.

Embedded Derivatives

The Company issues certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including guaranteed minimum withdrawal benefits (“GMWBs”), guaranteed minimum accumulation benefits (“GMABs”) and certain

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

guaranteed minimum income benefits (“GMIBs”); affiliated ceded reinsurance of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs; affiliated assumed reinsurance of guaranteed minimum benefits related to GMWBs and certain GMIBs; ceded reinsurance written on a funds withheld basis; and options embedded in debt or equity securities.

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	March 31, 2012	December 31, 2011
	(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	$1,889	$2,815
Options embedded in debt or equity securities	(5)	(2)

Net embedded derivatives within asset host contracts	$1,884	$2,813

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	$403	$1,363
Assumed guaranteed minimum benefits	(1)	4
Funds withheld on ceded reinsurance	339	416

Net embedded derivatives within liability host contracts	$741	$1,783

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Net derivative gains (losses) (1), (2)	$114	$(53)

(1)

The valuation of direct and assumed guaranteed minimum benefits includes an adjustment for nonperformance risk. The amounts included in net derivative gains (losses), in connection with this adjustment, were ($238) million and ($29) million for the three months ended March 31, 2012 and 2011, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes an adjustment for nonperformance risk. The amounts included in net derivative gains (losses), in connection with this adjustment, were $331 million and $41 million for the three months ended March 31, 2012 and 2011, respectively.

(2)	See Note 11 for discussion of affiliated net derivative gains (losses) included in the table above.

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

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the FVO, were determined as described below. These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	March 31, 2012
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$15,847	$1,493	$17,340
Foreign corporate securities	—	8,135	622	8,757
U.S. Treasury and agency securities	3,767	3,588	—	7,355
RMBS	—	6,033	356	6,389
CMBS	—	2,053	152	2,205
State and political subdivision securities	—	2,117	25	2,142
ABS	—	1,740	257	1,997
Foreign government securities	—	1,282	2	1,284

Total fixed maturity securities	3,767	40,795	2,907	47,469

Equity securities:
Common stock	44	74	25	143
Non-redeemable preferred stock	—	26	92	118

Total equity securities	44	100	117	261

Other securities:
FVO general account securities	—	50	—	50
FVO contractholder-directed unit-linked investments	4,215	—	—	4,215

Total other securities	4,215	50	—	4,265

Short-term investments (1)	806	992	20	1,818
Mortgage loans held by CSEs	—	3,024	—	3,024
Derivative assets: (2)
Interest rate contracts	2	1,349	108	1,459
Foreign currency contracts	—	291	—	291
Credit contracts	—	12	10	22
Equity market contracts	—	412	18	430

Total derivative assets	2	2,064	136	2,202

Net embedded derivatives within asset host contracts (3)	—	—	1,889	1,889
Separate account assets (4)	210	80,287	149	80,646

Total assets	$9,044	$127,312	$5,218	$141,574

Liabilities:
Derivative liabilities: (2)
Interest rate contracts	$16	$521	$13	$550
Foreign currency contracts	—	55	—	55
Credit contracts	—	9	1	10
Equity market contracts	3	—	35	38

Total derivative liabilities	19	585	49	653
Net embedded derivatives within liability host contracts (3)	—	—	741	741
Long-term debt of CSEs	—	2,946	—	2,946

Total liabilities	$19	$3,531	$790	$4,340

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

(1)

Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value on a recurring basis.

(2)

Derivative assets are presented within other invested assets in the consolidated balance sheets and derivative liabilities are presented within other liabilities in the consolidated balance sheets. The amounts are presented

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.

(3)

Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within PABs and other liabilities in the consolidated balance sheets. At March 31, 2012, fixed maturity securities and equity securities also included embedded derivatives of $0 and ($5) million, respectively. At December 31, 2011, fixed maturity securities and equity securities included embedded derivatives of $1 million and ($3) million, respectively.

(4)

Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

Valuation Process

On behalf of the Company’s chief investment officer and chief financial officer, a pricing and valuation committee, that is independent of the trading and investing functions and comprised of senior management, provides oversight of control systems and valuation policies for securities, derivatives, and mortgage loans. This committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time, provides oversight of the selection of independent third party pricing providers and the controls and procedures to evaluate pricing from such pricing providers. Periodically the chief accounting officer reports to the audit committee on compliance with fair value accounting standards.

The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with accounting standards for fair value determination through controls designed to ensure that the financial assets and financial liabilities are appropriately valued and represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple pricing sources and ongoing due diligence to confirm that independent pricing services use market-based parameters for valuation. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by reviewing such pricing with the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 0.6% of the total estimated fair value of fixed maturity securities and represent only 8% of the total estimated fair value of Level 3 fixed maturity securities.

The Company also applies a formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If prices received from independent pricing services

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

are not considered reflective of market activity or representative of estimated fair value, independent non-binding broker quotes are obtained, or an internally developed valuation is prepared for use in financial reporting. Internally developed valuations of current estimated fair value, which reflect internal estimates of liquidity and non-performance risks, compared with pricing received from the independent pricing services, did not produce material differences in the estimated fair values for the majority of the portfolio, accordingly, overrides have not been material. This is, in part, because internal estimates of liquidity and non-performance risks are generally based on available market evidence and estimates used by other market participants. In the absence of such market-based evidence, management’s best estimate is used. As a result, the prices provided by the independent pricing services are typically used.

Guaranteed minimum benefits accounted for as embedded derivatives are calculated within the Company’s actuarial department. The calculation is based on in-force business, and is performed using standard actuarial valuation software which projects future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios. The embedded derivative asset or liability is calculated as the average present value of future cash flows less the present value of future premiums associated with the embedded derivative, over multiple scenarios. The premium associated with the embedded derivative is assumed to be the fees in the contract, multiplied by a ratio which is locked in upon issuance of the insurance contract, such that the value of the embedded derivative at issuance is zero.

Capital market assumptions, such as risk free rates and implied volatilities, are based on market prices for publicly traded instruments to the extent that prices for such instruments are observable. Implied volatilities beyond the observable period are extrapolated based on observable implied volatilities and historical volatilities. Actuarial assumptions, including mortality, lapse, withdrawal and utilization, are unobservable and are reviewed at least annually based on actuarial studies of historical experience.

Valuation Methods and Assumptions

The methods and assumptions used to estimate the fair value of the most significant financial instruments are summarized as follows:

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

When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, giving priority to observable inputs. The market standard valuation methodologies utilized include: discounted cash flow (“DCF”) methodologies, matrix pricing or other similar techniques. The inputs in applying these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity and management’s assumptions regarding estimated duration, liquidity and estimated future cash flows. Accordingly, the estimated fair values are based on available market information and management’s judgments about financial instruments.

The significant inputs to the market standard valuation methodologies for certain types of securities with reasonable levels of price transparency are inputs that are observable in the market or can be derived principally

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

from, or corroborated by, observable market data. Such observable inputs include benchmarking prices for similar assets in active markets, quoted prices in markets that are not active and observable yields and spreads in the market.

When observable inputs are not available, the market standard valuation methodologies for determining the estimated fair value of certain types of securities that trade infrequently, and therefore have little or no price transparency, rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. These unobservable inputs can be based in large part on management’s judgment or estimation and cannot be supported by reference to market activity. Even though these inputs are unobservable, management believes they are consistent with what other market participants would use when pricing such securities and are considered appropriate given the circumstances.

The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings.

Mortgage Loans and Long-term Debt Held by CSEs

The Company consolidates certain securitization entities that hold commercial mortgage loans. See “— Valuation Techniques and Inputs” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

Derivatives

The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives or through the use of pricing models for OTC derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models.

The significant inputs to the pricing models for most OTC derivatives are inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves and volatility. However, certain OTC derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant inputs that are unobservable generally include references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and management believes they are consistent with what other market participants would use when pricing such instruments.

The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all OTC derivatives, and any potential credit adjustment is based on the net exposure by counterparty after taking into account the effects of netting agreements and collateral arrangements. The Company values its

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

derivative positions using the standard swap curve which includes a spread to the risk free rate. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with the standard swap curve. As the Company and its significant derivative counterparties consistently execute trades at such pricing levels, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. An evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.

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

The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Securities and Short-term Investments.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities in the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

Separate Account Assets

Separate account assets are carried at estimated fair value and reported as a summarized total on the consolidated balance sheets. The estimated fair value of separate account assets is based on the estimated fair value of the underlying assets. Assets within the Company’s separate accounts include: mutual funds, fixed maturity securities, equity securities, derivatives, other limited partnership interests, short-term investments and cash and cash equivalents. See “— Valuation Techniques and Inputs” below for a discussion of the methods and assumptions used to estimate the fair value of these financial instruments.

Valuation Techniques and Inputs

A description of the significant valuation techniques and inputs to the determination of estimated fair value for the more significant asset and liability classes measured at fair value on a recurring basis and categorized within Level 2 and Level 3 of the fair value hierarchy is as follows:

The Company determines the estimated fair value of its investments using primarily the market approach and the income approach. The use of quoted prices for identical assets and matrix pricing or other similar techniques are examples of market approaches, while the use of DCF methodologies is an example of the income approach. The Company attempts to maximize the use of observable inputs and minimize the use of unobservable inputs in selecting whether the market or income approach is used.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Level 2 Measurements:

Securities and Short-term Investments

This level includes fixed maturity securities and equity securities priced principally by independent pricing services using observable inputs. Other securities and short-term investments within this level are of a similar nature and class to the Level 2 securities described below.

U.S. corporate and foreign corporate securities.    These securities are principally valued using the market and income approaches. Valuations are based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques that use standard market observable inputs such as benchmark yields, spreads off benchmark yields, new issuances, issuer rating, duration, and trades of identical or comparable securities. Investment grade privately placed securities are valued using DCF methodologies using standard market observable inputs, and inputs derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer. This level also includes certain below investment grade privately placed fixed maturity securities priced by independent pricing services that use observable inputs.

Structured securities comprised of RMBS, CMBS and ABS.    These securities are principally valued using the market approach and income approach. Valuation is based primarily on matrix pricing, DCF methodologies or other similar techniques using standard market inputs including spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, rating, weighted average coupon, weighted average maturity, average delinquency rates, geographic region, debt-service coverage ratios and issuance-specific information including, but not limited to: collateral type, payment terms of the underlying assets, payment priority within the tranche, structure of the security, deal performance and vintage of loans.

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

Derivative Assets and Derivative Liabilities

This level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded derivatives included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. These derivatives are principally valued using the income approach.

Interest rate contracts.

Non-option-based — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve and LIBOR basis curves.

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

Separate Account Assets

These assets are comprised of investments that are similar in nature to the securities and short-term investments referred to above. Also included are certain mutual funds without readily determinable fair values given prices are not published publicly. Valuation of the mutual funds is based upon quoted prices or reported net asset values (“NAVs”) provided by the fund managers.

Long-term Debt of CSEs

The estimated fair value of the long-term debt of CSEs is based on quoted prices when traded as assets in active markets or, if not available, based on market standard valuation methodologies, consistent with the Company’s methods and assumptions used to estimate the fair value of comparable fixed maturity securities.

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

Securities and Short-term Investments

This level includes fixed maturity securities and equity securities priced principally using market standard valuation methodologies, including matrix pricing and DCF methodologies, using inputs that are not market observable or cannot be derived principally from, or corroborated by, observable market data; inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2; and to a much lesser extent, independent non-binding broker quotations. Short-term investments within this level are of a similar nature and class to the Level 3 securities described below; accordingly, the valuation techniques and significant market standard observable inputs used in their valuation are also similar to those described below.

U.S. corporate and foreign corporate securities.    These securities, including financial services industry hybrid securities classified within fixed maturity securities, are principally valued using the market approach. Valuations are based primarily on matrix pricing or other similar techniques that utilize unobservable inputs or inputs that cannot be derived principally from, or corroborated by, observable market data, including illiquidity premium, delta spread adjustments or spreads over below investment grade curves to reflect industry trends or specific credit-related issues; and inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2. Certain valuations are based on independent non-binding broker quotations.

Structured securities comprised of RMBS, CMBS and ABS.    These securities are principally valued using the market approach and income approach. Valuation is based primarily on matrix pricing, DCF methodologies or other similar techniques that utilize inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data including spreads over below investment grade curves to reflect industry trends on specific credit-related issues. Below investment grade securities, alternative residential mortgage loan RMBS and RMBS supported by sub-prime mortgage loans included in this level are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2. Certain of these valuations are based on independent non-binding broker quotations.

Foreign government and state and political subdivision securities.    These securities are principally valued using the market approach. Valuation is based primarily on independent non-binding broker quotations and on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2.

Common and non-redeemable preferred stock.    These securities, including privately held securities and financial services industry hybrid securities classified within equity securities, are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing, DCF methodologies

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

or other similar techniques using inputs such as comparable credit rating and issuance structure. Certain of these securities are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2 and independent non-binding broker quotations.

Derivative Assets and Derivative Liabilities

These derivatives are principally valued using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models. These valuation methodologies generally use the same inputs as described in the corresponding sections above for Level 2 measurements of derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data.

Interest rate contracts.

Non-option-based — Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve and LIBOR basis curves.

Credit contracts.

Non-option-based — Significant unobservable inputs may include credit spreads, repurchase rates and the extrapolation beyond observable limits of the swap yield curve and credit curves. Certain of these derivatives are valued based on independent non-binding broker quotations.

Equity market contracts.

Non-option-based — Significant unobservable inputs may include the extrapolation beyond observable limits of dividend yield curves.

Direct and Assumed Guaranteed Minimum Benefits

These embedded derivatives are principally valued using the income approach. Valuations are based on option pricing techniques, which utilize significant inputs that may include swap yield curve, currency exchange rates and implied volatilities. These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs generally include: the extrapolation beyond observable limits of the swap yield curve and implied volatilities, actuarial assumptions for policyholder behavior and mortality and the potential variability in policyholder behavior and mortality, nonperformance risk and cost of capital for purposes of calculating the risk margin.

Reinsurance Ceded on Certain Guaranteed Minimum Benefits

These embedded derivatives are principally valued using the income approach. The valuation techniques and significant market standard unobservable inputs used in their valuation are similar to those previously described under “Direct and Assumed Guaranteed Minimum Benefits” and also include counterparty credit spreads.

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

Separate Account Assets

These assets are comprised of investments that are similar in nature to the securities and derivative assets referred to above. Separate account assets within this level also include other limited partnership interests. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents certain quantitative information about the significant unobservable inputs used in the fair value measurement for the more significant asset and liability classes measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average

Fixed maturity securities:

U.S. corporate and foreign corporate securities	• Matrix pricing	• Delta spread adjustments (1)	(100)	–	420	56
		• Illiquidity premium (1)	30	–	30
		• Spreads from below investment grade curves (1)	30	–	889	399
		• Offered quotes (2)	-	–	91	30
	• Market pricing	• Quoted prices (2)	99	–	100	100
	• Consensus pricing	• Offered quotes (2)	58	–	83	73

Foreign government securities	• Consensus pricing	• Offered quotes (2)	97	–	116	106

RMBS	• Matrix pricing and DCF	• Spreads from below investment grade curves (1)	437	–	2,502	811

CMBS	• Matrix pricing and DCF	• Spreads from below investment grade curves (1)	437	–	8,127	4,196

ABS	• Market pricing	• Quoted prices (2)	97	–	101	100
	• Consensus pricing	• Offered quotes (2)	45	–	103	89
Derivatives:

Interest rate contracts	• Present value techniques	• Swap yield (1)	327	–	388

Credit contracts	• Present value techniques	• Credit spreads (1)	-	–	100
	• Consensus pricing	• Offered quotes (3)

Equity market contracts	• Present value techniques	• Volatility	17%	–	29%

Embedded derivatives:

Direct and ceded guaranteed minimum benefits	• Option pricing techniques	• Mortality rates:
		Ages 0 - 40	0%	–	0.10%
		Ages 41 - 60	0.05%	–	0.64%
		Ages 61 - 115	0.27%	–	100%

		• Lapse rates:
		Durations 1 - 10	1%	–	36%
		Durations 11 - 20	5%	–	30%
		Durations 21 - 116	5%	–	65%
		• Utilization rates (4)	20%	–	50%
		• Withdrawal rates	0.07%	–	10%
		• Long-term equity volatilities	17.40%	–	25%
		• Nonperformance risk spread	0.24%	–	0.81%

(1)	For this unobservable input, range and weighted average are presented in basis points.

(2)	For this unobservable input, range and weighted average are presented in accordance with the market convention for fixed maturity securities of dollars per hundred dollars of par.

(3)	At March 31, 2012, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(4)	This range is attributable to certain GMIB and lifetime withdrawal benefits.

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement for other types of financial instruments classified within Level 3. These financial instruments are subject to the controls described in the above “—Valuation Process” section. Generally, equity securities, other securities, short-term investments, securities included within separate account assets and embedded derivatives within funds withheld related to certain ceded reinsurance classified within Level 3 use the same valuation techniques and significant unobservable inputs as previously described for fixed maturity securities. This includes matrix pricing and DCF methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations.

A description of the sensitivity of the estimated fair value to changes in the significant unobservable inputs for certain of the major asset and liability classes described above is as follows:

U.S. corporate and foreign corporate securities. Significant spread widening in isolation will adversely impact the overall valuation, while significant spread tightening will lead to substantial valuation increases. Significant increases (decreases) in illiquidity premiums in isolation would result in substantially lower (higher) valuations. Significant increases (decreases) in expected default rates in isolation would result in substantially lower (higher) valuations. Significant increases (decreases) in offered quotes in isolation would result in substantially higher (lower) valuations.

Foreign government securities. Significant spread widening in isolation will adversely impact the overall valuation, while significant spread tightening will lead to substantial valuation increases. Significant increases (decreases) in expected default rates in isolation would result in substantially lower (higher) valuations. Significant increases (decreases) in offered quotes in isolation would result in substantially higher (lower) valuations.

Structured securities comprised of RMBS, CMBS and ABS. Significant spread widening in isolation will adversely impact the overall valuation, while significant spread tightening will lead to substantial valuation increases. Significant increases (decreases) in offered quotes in isolation would result in substantially higher (lower) valuations. In general, changes in the assumptions used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

Interest rate contracts. Significant increases (decreases) in the unobservable portion of the swap yield curve in isolation will result in substantial valuation changes.

Credit contracts. Credit contracts with significant unobservable inputs are primarily comprised of credit default swaps written by the Company. Significant credit spread widening in isolation will result in substantially higher adverse valuations, while significant spread tightening will result in substantially lower adverse valuations. Significant increases (decreases) in offered quotes in isolation will result in substantially higher (lower) valuations.

Equity market contracts. Significant decreases in the equity volatility in isolation will adversely impact overall valuation, while significant increases in equity volatility will result in substantial valuation increases.

Direct and ceded guaranteed minimum benefits. For any increase (decrease) in mortality and lapse rates, the fair value of the guarantees will decrease (increase). For any increase (decrease) in utilization and

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

volatility, the fair value of the guarantees will increase (decrease). Specifically for GMWB, for any increase (decrease) in withdrawal rates, the fair value of the guarantees will increase (decrease). Specifically for GMAB and GMIB, for any increase (decrease) in withdrawal rates, the fair value of the guarantees will decrease (increase).

Transfers between Levels:

Overall, transfers between levels occur when there are changes in the observability of inputs or market activity. Transfers into and/or out of any level are assumed to occur at the beginning of the period.

Transfers between Levels 1 and 2:

During the three months ended March 31, 2012 and 2011, there were no transfers between Levels 1 and 2.

Transfers into or out of Level 3:

Transfers into and or out of Level 3 are presented in the tables which follow. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable.

Transfers into Level 3 for fixed maturity securities and separate account assets were due primarily to a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade) which have resulted in decreased transparency of valuations and an increased use of independent non-binding broker quotations and unobservable inputs to determine estimated fair value.

Transfers out of Level 3 for fixed maturity securities and separate account assets resulted primarily from increased transparency of both new issuances that subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from, independent pricing services with observable inputs or increases in market activity and upgraded credit ratings.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), including realized and unrealized gains (losses) of all assets and (liabilities) and realized and unrealized gains (losses) of all assets and (liabilities) still held at the end of the respective periods:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	Foreign Corporate Securities	U.S. Treasury and Agency Securities	RMBS	CMBS	State and Political Subdivision Securities	ABS	Foreign Government Securities
	(In millions)
Three Months Ended March 31, 2012:
Balance, beginning of period	$1,432	$580	$—	$239	$147	$23	$220	$2
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	2	—	—	—	—	—	—	—
Net investment gains (losses)	—	(2)	—	—	(1)	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	(17)	4	—	7	4	2	2	—
Purchases (3)	86	38	—	121	12	—	62	—
Sales (3)	(27)	(5)	—	(11)	(11)	—	(10)	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	22	15	—	—	1	—	—	—
Transfers out of Level 3 (4)	(5)	(8)	—	—	—	—	(17)	—

Balance, end of period	$1,493	$622	$—	$356	$152	$25	$257	$2

Changes in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2012 included in earnings:
Net investment income	$2	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(2)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (5)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate Contracts	Credit Contracts	Equity Market Contracts	Net Embedded Derivatives (6)	Separate Account Assets (7)
	(In millions)
Three Months Ended March 31, 2012:
Balance, beginning of period	$21	$76	$10	$174	$(1)	$43	$1,032	$131
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	(3)	—	—	—	—	—	19
Net derivative gains (losses)	—	—	—	(13)	10	(60)	112	—
Other comprehensive income (loss)	2	19	—	(56)	—	—	—	—
Purchases (3)	—	—	10	—	—	—	—	—
Sales (3)	—	—	—	—	—	—	—	(1)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(10)	—	—	4	—
Transfers into Level 3 (4)	2	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	—

Balance, end of period	$25	$92	$20	$95	$9	$(17)	$1,148	$149

Changes in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2012 included in earnings:
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(3)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$(11)	$10	$(60)	$114	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	Foreign Corporate Securities	U.S. Treasury and Agency Securities	RMBS (8)	CMBS	State and Political Subdivision Securities	ABS (8)	Foreign Government Securities
	(In millions)
Three Months Ended March 31, 2011:
Balance, beginning of period	$1,510	$880	$34	$282	$130	$32	$321	$14
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	2	—	—	—	—	—	—	—
Net investment gains (losses)	(2)	2	—	(1)	(1)	—	(5)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	9	17	—	1	17	—	9	(1)
Purchases (3)	31	14	—	—	8	—	26	—
Sales (3)	(50)	(102)	(2)	(10)	(2)	—	(27)	(11)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	19	1	—	—	—	—	—	—
Transfers out of Level 3 (4)	(91)	(30)	—	(17)	—	—	—	—

Balance, end of period	$1,428	$782	$32	$255	$152	$32	$324	$2

Changes in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2011 included in earnings:
Net investment income	$2	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$(2)	$—	$(2)	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (5)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate Contracts	Credit Contracts	Equity Market Contracts	Net Embedded Derivatives (6)	Separate Account Assets (7)
	(In millions)
Three Months Ended March 31, 2011:
Balance, beginning of period	$22	$214	$173	$(61)	$11	$12	$677	$133
Total realized/unrealized gains (losses) included in:
Earnings: (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	2	—	(1)	—	—	—	—	—
Net derivative gains (losses)	—	—	—	1	1	(6)	(53)	—
Other comprehensive income (loss)	3	12	—	(8)	—	—	—	(5)
Purchases (3)	9	—	34	—	—	—	—	3
Sales (3)	(5)	(7)	(124)	—	—	—	—	(1)
Issuances (3)	—	—	—	—	(1)	—	—	—
Settlements (3)	—	—	—	—	—	—	23	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	(7)	—	—	—	—

Balance, end of period	$31	$219	$82	$(75)	$11	$6	$647	$130

Changes in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2011 included in earnings:
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$1	$1	$(6)	$(51)	$—

(1)

Amortization of premium/discount is included within net investment income. Impairments charged to earnings on securities are included in net investment gains (losses). Lapses associated with embedded derivatives are included in net derivative gains (losses).

(2)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(3)

The amount reported within purchases, sales, issuances and settlements is the purchase or issuance price and the sales or settlement proceeds based upon the actual date purchased or issued and sold or settled, respectively. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.

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

(8)

See Note 2 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for discussion of a reclassification from the ABS sector to the RMBS sector for securities backed by sub-prime residential mortgage loans.

Fair Value Option

Assets and Liabilities Held by CSEs

The Company has elected the FVO for the following assets and liabilities held by CSEs: commercial mortgage loans and long-term debt. The following table presents these commercial mortgage loans accounted for under the FVO at:

	March 31, 2012	December 31, 2011
	(In millions)
Unpaid principal balance	$2,899	$3,019
Excess of estimated fair value over unpaid principal balance	125	119

Carrying value at estimated fair value	$3,024	$3,138

The following table presents the long-term debt accounted for under the FVO related to commercial mortgage loans at:

	March 31, 2012	December 31, 2011
	(In millions)
Contractual principal balance	$2,804	$2,925
Excess of estimated fair value over contractual principal balance	142	140

Carrying value at estimated fair value	$2,946	$3,065

Interest income on commercial mortgage loans held by CSEs is recorded in net investment income. Interest expense on long-term debt of CSEs is recorded in other expenses. Gains and losses from initial measurement, subsequent changes in estimated fair value and gains or losses on sales of both the commercial mortgage loans and the long-term debt are recognized in net investment gains (losses). See Note 2.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Non-Recurring Fair Value Measurements

Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables presented above. The amounts below relate to certain investments measured at estimated fair value during the period and still held at the reporting dates and which are categorized as Level 3 measurements.

	Three Months Ended March 31,
	2012			2011
	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$8	$8	$—	$—	$—	$—
Other limited partnership interests (2)	$1	$—	$(1)	$—	$—	$—
Real estate joint ventures (3)	$5	$2	$(3)	$—	$—	$—

(1)

Mortgage loans — These impaired mortgage loans are written down to their estimated fair values which are reported as losses. Subsequent improvements in estimated fair value on previously impaired loans recorded through a reduction in the previously established valuation allowance are reported as gains. Estimated fair values for impaired mortgage loans are based on observable market prices or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, on the estimated fair value of the underlying collateral, or the present value of the expected future cash flows.

(2)

Other limited partnership interests — These impaired investments were accounted for using the cost method. Impairments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. The estimated fair values of these investments have been determined using NAV data. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments were $1 million at March 31, 2012. There were no unfunded commitments for these investments at March 31, 2011.

(3)

Real estate joint ventures — These impaired investments were accounted for using the cost method. Impairments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities. These investments include several real estate funds that typically invest primarily in commercial real estate. The estimated fair values of these investments have been determined using NAV data. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments were $3 million at March 31, 2012. There were no unfunded commitments for these investments at March 31, 2011.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fair Value of Financial Instruments

The tables below exclude certain financial instruments. The excluded financial instruments are as follows: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions and those short-term investments that are not securities, such as time deposits, and are excluded from the preceding three level hierarchy table. The estimated fair value of these financial instruments, which are primarily classified in Level 2, approximate carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. The table below also excludes financial instruments reported at estimated fair value on a recurring basis. See “—Recurring Fair Value Measurements.” All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.

The carrying values, estimated fair values and, for March 31, 2012, their corresponding placement in the fair value hierarchy, for such financial instruments, are summarized as follows:

	March 31, 2012
		Fair Value Measurements at Reporting Date Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
	(In millions)
Assets:
Mortgage loans, net	$6,534	$—	$—	$6,836	$6,836
Policy loans	$1,239	$—	$860	$471	$1,331
Real estate joint ventures	$65	$—	$—	$112	$112
Other limited partnership interests	$98	$—	$—	$114	$114
Other invested assets	$430	$—	$509	$—	$509
Premiums, reinsurance and other receivables	$5,977	$—	$106	$6,667	$6,773
Liabilities:
PABs	$23,833	$—	$—	$25,283	$25,283
Long-term debt	$792	$—	$946	$—	$946
Other liabilities	$492	$—	$346	$146	$492
Separate account liabilities	$1,358	$—	$1,358	$—	$1,358
Commitments: (1)
Mortgage loan commitments	$—	$—	$—	$—	$—
Commitments to fund bank credit facilities and private corporate bond investments	$—	$—	$7	$—	$7

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2011
	Carrying Value	Estimated Fair Value
	(In millions)
Assets:
Mortgage loans, net	$6,662	$6,946
Policy loans	$1,203	$1,307
Real estate joint ventures	$69	$107
Other limited partnership interests	$98	$126
Other invested assets	$430	$477
Premiums, reinsurance and other receivables	$5,973	$6,880
Liabilities:
PABs	$23,144	$24,732
Long-term debt	$792	$970
Other liabilities	$224	$224
Separate account liabilities	$1,240	$1,240
Commitments: (1)
Mortgage loan commitments	$—	$—
Commitments to fund bank credit facilities and private corporate bond investments	$—	$7

(1)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities. See Note 8 for additional information on these off-balance sheet obligations.

The methods, assumptions and significant valuation techniques and inputs used to estimate the fair value of financial instruments are summarized as follows:

  Mortgage Loans

The estimated fair value of mortgage loans was primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk.

  Policy Loans

Policy loans with fixed interest rates are classified within Level 3. The estimated fair values for these loans are determined using a DCF model applied to groups of similar policy loans determined by the nature of the underlying insurance liabilities. Cash flow estimates are developed by applying a weighted-average interest rate to the outstanding principal balance of the respective group of policy loans and an estimated average maturity determined through experience studies of the past performance of policyholder repayment behavior for similar loans. These cash flows are discounted using current risk-free interest rates with no adjustment for borrower credit risk as these loans are fully collateralized by the cash surrender value of the underlying insurance policy. Policy loans with variable interest rates are classified within Level 2 and the estimated fair value approximates carrying value due to the absence of borrower credit risk and the short time period between interest rate resets, which presents minimal risk of a material change in estimated fair value due to changes in market interest rates.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

  Real Estate Joint Ventures and Other Limited Partnership Interests

The amounts disclosed in the preceding tables consist of those investments accounted for using the cost method.

The estimated fair values for cost method real estate joint ventures and other limited partnership interests are generally based on the Company’s share of the NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments.

  Other Invested Assets

Other invested assets within the preceding tables are comprised of loans to affiliates. The estimated fair value of loans to affiliates is determined by discounting the expected future cash flows using market interest rates currently available for instruments with similar terms and remaining maturities.

  Premiums, Reinsurance and Other Receivables

Premiums, reinsurance and other receivables in the preceding tables are principally comprised of certain amounts recoverable under reinsurance agreements, amounts on deposit with financial institutions to facilitate daily settlements related to certain derivative positions and amounts receivable for securities sold but not yet settled.

Amounts recoverable under ceded reinsurance agreements, which the Company has determined do not transfer significant risk such that they are accounted for using the deposit method of accounting, have been classified within Level 3. The valuation is based on DCF methodologies using significant unobservable inputs. The estimated fair value is determined using interest rates determined to reflect the appropriate credit standing of the assuming counterparty.

The amounts on deposit for derivative settlements, classified within Level 2, essentially represent the equivalent of demand deposit balances and amounts due for securities sold are generally received over short periods such that the estimated fair value approximates carrying value.

  PABs

PABs in the preceding tables include investment contracts. Embedded derivatives on investment contracts and certain variable annuity guarantees accounted for as embedded derivatives are excluded from this caption in the preceding tables as they are separately presented in “— Recurring Fair Value Measurements.”

The investment contracts primarily include certain funding agreements, fixed deferred annuities, modified guaranteed annuities, fixed term payout annuities and total control accounts. The valuation of these investment contracts is based on DCF methodologies using significant unobservable inputs. The estimated fair value is determined using current market risk-free interest rates adding a spread to reflect the nonperformance risk in the liability.

  Long-term Debt

The estimated fair values of long-term debt are principally valued using market standard valuation methodologies. Valuations are based primarily on quoted prices in markets that are not active or using matrix

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

pricing or other similar techniques that use standard market observable inputs such as quoted prices in markets that are not active and observable yields and spreads in the market. Instruments valued using DCF methodologies use standard market observable inputs including market yield curve, duration, observable prices and spreads for similar publicly traded or privately traded issues.

  Other Liabilities

Other liabilities consist primarily of interest payable, amounts due for securities purchased but not yet settled, funds withheld amounts payable, which are contractually withheld by the Company in accordance with the terms of the reinsurance agreements and amounts payable under certain assumed reinsurance agreements, which are recorded using the deposit method of accounting. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which are not materially different from the carrying values.

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

Since separate account liabilities are fully funded by cash flows from the separate account assets which are recognized at estimated fair value as described in the section “— Recurring Fair Value Measurements,” the value of those assets approximates the estimated fair value of the related separate account liabilities. The valuation techniques and inputs for separate account liabilities are similar to those described for separate account assets.

Mortgage Loan Commitments and Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The estimated fair values for mortgage loan commitments that will be held for investment and commitments to fund bank credit facilities and private corporate bonds that will be held for investment reflected in the above tables represents the difference between the discounted expected future cash flows using interest rates that incorporate current credit risk for similar instruments on the reporting date and the principal amounts of the commitments.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and VOBA was as follows:

	Three Months Ended March 31,
	2012			2011
	DAC	VOBA	Total	DAC	VOBA	Total
	(In millions)
Balance, beginning of period	$3,182	$1,006	$4,188	$2,705	$1,686	$4,391
Capitalizations	277	—	277	282	—	282

Subtotal	3,459	1,006	4,465	2,987	1,686	4,673

Amortization related to:
Net investment gains (losses)	124	7	131	61	3	64
Other expenses	(127)	(42)	(169)	(99)	(65)	(164)

Total amortization	(3)	(35)	(38)	(38)	(62)	(100)

Unrealized investment gains (losses)	1	42	43	5	(3)	2
Effect of foreign currency translation	4	—	4	2	—	2

Balance, end of period	$3,461	$1,013	$4,474	$2,956	$1,621	$4,577

Amortization of DAC and VOBA is attributed to both investment gains and losses and to other expenses for the amount of gross margins or profits originating from transactions other than investment gains and losses. Unrealized investment gains and losses represent the amount of DAC and VOBA that would have been amortized if such gains and losses had been recognized.

See Note 1 for information on the retrospective application of the adoption of new accounting guidance related to DAC.

Information regarding DAC and VOBA by segment, as well as Corporate & Other, was as follows:

	DAC		VOBA		Total
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(In millions)
Retail Products	$3,301	$3,042	$1,013	$1,005	$4,314	$4,047
Corporate Benefit Funding	9	12	—	1	9	13
Corporate & Other	151	128	—	—	151	128

Total	$3,461	$3,182	$1,013	$1,006	$4,474	$4,188

6. Goodwill

In the first quarter of 2012, the Company reorganized its business into two segments: Retail Products and Corporate Benefit Funding. See Note 10 for a discussion on the Company’s new segments. As a result of the reorganization, the Company reallocated goodwill from the former segments to the new segments as shown in the below table under “Goodwill Transfers.”

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company tests goodwill for impairment at least annually at the reporting unit level. A reporting unit is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. For each operating segment, the reporting units were determined to be either the operating segment or the components thereof.

The following table presents the changes in the carrying amount of goodwill in each of the Company’s segments, as well as Corporate & Other, and the balances at:

	December 31, 2011	Goodwill Transfers	March 31, 2012
	(In millions)
2011
Insurance Products	$22	$(22)	$—
Retirement Products	219	(219)	—
Corporate Benefit Funding	307	(307)	—
Corporate & Other	405	(405)	—
2012
Retail Products	—	236	236
Corporate Benefit Funding	—	307	307
Corporate & Other	—	410	410

Total	$953	$—	$953

The Company had no accumulated goodwill impairment at March 31, 2012. Additionally, in 2012 Corporate & Other includes goodwill associated with the non-medical health business (see Note 10).

7. Insurance

Insurance Liabilities

Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, were as follows:

	Future Policy Benefits		Policyholder Account Balances		Other Policy-Related Balances
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(In millions)
Retail Products	$5,423	$5,175	$28,431	$30,001	$2,675	$2,577
Corporate Benefit Funding	13,975	14,028	9,454	8,375	12	14
Corporate & Other	6,038	6,280	4,261	3,699	446	398

Total	$25,436	$25,483	$42,146	$42,075	$3,133	$2,989

See Note 11 for discussion of affiliated reinsurance liabilities included in the table above.

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

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for some of the matters below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2012.

Matters as to Which an Estimate Can Be Made

For some of the matters discussed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of March 31, 2012, the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material for the Company.

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

Unclaimed Property Inquiries

More than 30 U.S. jurisdictions are auditing MetLife, Inc. and certain of its affiliates, including MetLife Insurance Company of Connecticut, for compliance with unclaimed property laws. Additionally, MLIC and certain of its affiliates have received subpoenas and other regulatory inquiries from certain regulators and other officials relating to claims-payment practices and compliance with unclaimed property laws. An examination of these practices by the Illinois Department of Insurance has been converted into a multi-state targeted market conduct exam. On July 5, 2011, the New York Insurance Department issued a letter requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. In April 2012, the Company reached agreements with representatives of the U.S. jurisdictions that are conducting the audits referenced above and with the states most directly involved in the targeted market conduct exam referenced above to resolve the audits and the examination. The effectiveness of each agreement is conditioned upon the approval of a specified number of jurisdictions. Pursuant to the settlement to resolve the audits, the Company will, among other things, take specified action to identify liabilities under life insurance, annuity, and retained asset contracts, and, to the extent that it is unable to locate owners of amounts payable, to escheat these amounts with interest at a specified rate to the appropriate states. Pursuant to the settlements, the Company will, among other things, adopt specified procedures for identifying liabilities under life insurance, annuity, and retained asset contracts, for seeking to contact and pay beneficiaries under such liabilities, and for escheating unclaimed property to appropriate states. At least one other jurisdiction is pursuing a similar market conduct exam. It is possible that other jurisdictions may pursue similar exams or audits and that such exams or audits may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to the Company’s procedures. The Company is not currently able to estimate these additional possible costs.

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.1 billion and $1.2 billion at March 31, 2012 and December 31, 2011, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $82 million and $167 million at March 31, 2012 and December 31, 2011, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $241 million and $248 million at March 31, 2012 and December 31, 2011, respectively.

Other Commitments

The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At March 31, 2012 and December 31, 2011, the Company had agreed to fund up to $86 million and $90 million, respectively, of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $97 million and $109 million, respectively, to custody accounts to secure the notes. Each of these affiliates is permitted by contract to sell or repledge this collateral.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $261 million and $272 million at March 31, 2012 and December 31, 2011, respectively. The Company does not hold any collateral related to this guarantee, but has a recorded liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at both March 31, 2012 and December 31, 2011. The remainder of the risk was ceded to external reinsurers.

9. Other Expenses

Information on other expenses was as follows:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Compensation	$93	$75
Commissions	280	306
Volume-related costs	59	38
Affiliated interest costs on ceded reinsurance	49	54
Capitalization of DAC	(277)	(282)
Amortization of DAC and VOBA	38	100
Interest expense on debt and debt issuance costs	60	110
Premium taxes, licenses and fees	24	15
Professional services	6	9
Rent	9	7
Other	116	83

Total other expenses	$457	$515

Capitalization of DAC and Amortization of DAC and VOBA

See Note 5 for DAC and VOBA by segment and a rollforward of each including impacts of capitalization and amortization. See Note 1 for information on the retrospective application of the adoption of new accounting guidance related to DAC.

Affiliated Expenses

Commissions, capitalization of DAC and amortization of DAC include the impact of affiliated reinsurance transactions. See Note 11 for a discussion of affiliated expenses included in the table above.

10. Business Segment Information

As announced in November 2011, MetLife reorganized its business into three broad geographic regions. As a result, in the first quarter of 2012, the Company reorganized into two segments: Retail Products and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. Prior period results have been revised in connection with this reorganization.

The Retail Products segment offers a broad range of protection products and services and a variety of annuities to individuals and employees of corporations and other institutions, and is organized into two businesses:

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Annuities and Life. Annuities include a variety of variable and fixed annuities which provide for both asset accumulation and asset distribution needs. Life insurance products and services include variable life, universal life, term life and whole life products.

The Corporate Benefit Funding segment includes an array of annuity and investment products, including guaranteed interest products and other stable value products, income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets.

Corporate & Other contains the excess capital not allocated to the segments, run-off business, the Company’s ancillary international operations and non-medical health business, interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

•	Amortization of DAC and VOBA excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes costs related to implementation of new insurance regulatory requirements and acquisition and integration costs.

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other for the three months ended March 31, 2012 and 2011. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

MetLife’s economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, operating earnings or net income.

	Operating Earnings
Three Months Ended March 31, 2012	Retail Products	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$181	$117	$82	$380	$—	$380
Universal life and investment-type product policy fees	500	8	8	516	28	544
Net investment income	372	283	53	708	184	892
Other revenues	122	1	—	123	—	123
Net investment gains (losses)	—	—	—	—	4	4
Net derivative gains (losses)	—	—	—	—	(439)	(439)

Total revenues	1,175	409	143	1,727	(223)	1,504

Expenses
Policyholder benefits and claims	230	237	81	548	41	589
Interest credited to policyholder account balances	240	45	—	285	154	439
Capitalization of DAC	(253)	(3)	(21)	(277)	—	(277)
Amortization of DAC and VOBA	170	7	2	179	(141)	38
Interest expense on debt	—	—	17	17	43	60
Other expenses	575	10	56	641	(5)	636

Total expenses	962	296	135	1,393	92	1,485

Provision for income tax expense (benefit)	74	39	(13)	100	(100)	—

Operating earnings	$139	$74	$21	234

Adjustments to:
Total revenues				(223)
Total expenses				(92)
Provision for income tax (expense) benefit				100

Net income				$19		$19

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
Three Months Ended March 31, 2011	Retail Products	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$73	$62	$1	$136	$—	$136
Universal life and investment-type product policy fees	417	11	7	435	20	455
Net investment income	360	298	48	706	80	786
Other revenues	129	1	—	130	—	130
Net investment gains (losses)	—	—	—	—	(14)	(14)
Net derivative gains (losses)	—	—	—	—	(156)	(156)

Total revenues	979	372	56	1,407	(70)	1,337

Expenses
Policyholder benefits and claims	130	188	2	320	7	327
Interest credited to policyholder account balances	240	50	—	290	(3)	287
Capitalization of DAC	(265)	(5)	(12)	(282)	—	(282)
Amortization of DAC and VOBA	159	1	2	162	(62)	100
Interest expense on debt	—	—	17	17	93	110
Other expenses	541	16	30	587	—	587

Total expenses	805	250	39	1,094	35	1,129

Provision for income tax expense (benefit)	60	43	(11)	92	(35)	57

Operating earnings	$114	$79	$28	221

Adjustments to:
Total revenues				(70)
Total expenses				(35)
Provision for income tax (expense) benefit				35

Net income				$151		$151

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2012	December 31, 2011
	(In millions)
Retail Products	$127,745	$120,633
Corporate Benefit Funding	31,579	30,836
Corporate & Other	19,768	19,595

Total	$179,092	$171,064

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

	Three Months Ended March 31,
	2012	2011
	(In millions)
Compensation	$90	$63
Commissions	154	185
Volume-related costs	75	48
Professional services	5	4
Rent	9	6
Other	106	71

Total other expenses	$439	$377

Revenues received from affiliates related to these agreements were recorded as follows:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Universal life and investment-type product policy fees	$42	$33
Other revenues	$40	$31

The Company had net receivables from affiliates of $23 million and $93 million at March 31, 2012 and December 31, 2011, respectively, related to the items discussed above. These amounts exclude affiliated reinsurance balances discussed below. See Note 2 for expenses related to investment advice under these agreements, recorded in net investment income.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the effect of affiliated reinsurance included in the interim condensed consolidated statements of operations and comprehensive income was as follows:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Premiums:
Reinsurance assumed	$3	$(2)
Reinsurance ceded	(92)	(54)

Net premiums	$(89)	$(56)

Universal life and investment-type product policy fees:
Reinsurance assumed	$21	$20
Reinsurance ceded	(101)	(91)

Net universal life and investment-type product policy fees	$(80)	$(71)

Other revenues:
Reinsurance assumed	$-	$-
Reinsurance ceded	67	80

Net other revenues	$67	$80

Policyholder benefits and claims:
Reinsurance assumed	$3	$3
Reinsurance ceded	(133)	(115)

Net policyholder benefits and claims	$(130)	$(112)

Interest credited to policyholder account balances:
Reinsurance assumed	$18	$16
Reinsurance ceded	(26)	(18)

Net interest credited to policyholder account balances	$(8)	$(2)

Other expenses:
Reinsurance assumed	$13	$15
Reinsurance ceded	15	45

Net other expenses	$28	$60

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the effect of affiliated reinsurance included in the interim condensed consolidated balance sheets was as follows at:

	March 31, 2012		December 31, 2011
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets:
Premiums, reinsurance and other receivables	$37	$11,575	$34	$12,345
Deferred policy acquisition costs and value of business acquired	131	(592)	134	(585)

Total assets	$168	$10,983	$168	$11,760

Liabilities:
Future policy benefits	$45	$-	$44	$-
Other policy-related balances	1,532	793	1,515	758
Other liabilities	15	4,036	10	3,903

Total liabilities	$1,592	$4,829	$1,569	$4,661

The Company ceded risks to affiliates related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were assets of $1.9 billion and $2.8 billion at March 31, 2012 and December 31, 2011, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($1.0) billion and ($443) million for the three months ended March 31, 2012 and 2011, respectively.

MLI-USA cedes two blocks of business to an affiliate on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and increased the funds withheld balance by $339 million and $416 million at March 31, 2012 and December 31, 2011, respectively. Net derivative gains (losses) associated with the embedded derivatives were $77 million and $25 million for the three months ended March 31, 2012 and 2011, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MICC,” the “Company,” “we,” “our” and “us” refer to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). MetLife Insurance Company of Connecticut is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”), filed with the U.S. Securities and Exchange Commission, the forward-looking statement information included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.

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

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes costs related to implementation of new insurance regulatory requirements and acquisition and integration costs.

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

Business

As announced in November 2011, MetLife reorganized its business into three broad geographic regions. As a result, in the first quarter of 2012, MICC reorganized into two segments: Retail Products and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust such measurements in the future to better reflect segment profitability.

Our Retail Products segment includes our Annuities and Life businesses, which were previously reported in our former Retirement Products and Insurance Products segments, respectively. In addition, our Corporate Benefit Funding segment remains essentially unchanged from prior periods. Lastly, our non-medical health business, which was previously reported in our former Insurance Products segment, is now reported in Corporate & Other.

Our Retail Products segment offers a broad range of protection products and services and a variety of annuities to individuals and employees of corporations and other institutions, and is organized into two businesses: Annuities and Life. Annuities include a variety of variable and fixed annuities which provide for both asset accumulation and asset distribution needs. Life insurance products and services include variable life, universal life, term life and whole life products.

Our Corporate Benefit Funding segment includes an array of annuity and investment products, including guaranteed interest products and other stable value products, income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets.

Corporate & Other contains the excess capital not allocated to the segments, run-off business, the Company’s ancillary international operations and non-medical health business, interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts.

Also in the first quarter of 2012, the Company adopted new guidance regarding accounting for DAC. See Note 1 of the Notes to the Interim Condensed Financial Statements for further information. As a result, prior period results have been revised in connection with MetLife’s reorganization and the retrospective application of the first quarter 2012 adoption of new guidance regarding accounting for DAC.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Interim Condensed Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	estimated fair values of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(iv)	capitalization and amortization of DAC and the establishment and amortization of VOBA;

(v)	measurement of goodwill and related impairment, if any;

(vi)	liabilities for future policyholder benefits and the accounting for reinsurance;

(vii)	measurement of income taxes and the valuation of deferred tax assets; and

(viii)	liabilities for litigation and regulatory matters.

In applying the Company’s accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from these estimates.

The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements in the 2011 Annual Report.

Also, for a discussion of the new accounting guidance on DAC, see Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.

Capitalization of Deferred Policy Acquisition Costs

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that relate directly to the successful acquisition or renewal of insurance contracts are deferred as DAC. In addition to commissions and other direct costs, deferrable costs include the portion of an employee’s total compensation and benefits related to time spent selling, underwriting or processing the issuance of new and renewal insurance business only with respect to actual policies acquired or renewed. The Company utilizes various techniques to estimate the portion of an employee’s time spent on qualifying acquisition activities that result in actual sales, including surveys, interviews, representative time studies and other methods. These estimates include assumptions that are reviewed and updated on a periodic basis or more frequently to reflect significant changes in processes or distribution methods.

Economic Capital

Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s business.

MetLife’s economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, operating earnings or net income.

Results of Operations

Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011

Consolidated Results

We have experienced growth and an increase in market share in several of our businesses specifically in our variable and universal life and term life businesses. Also, our pension closeout sales in the United Kingdom were strong as we continue to penetrate the market, with an increase in premiums of $55 million, before income tax, compared to the prior period. While the premiums for this business were almost entirely offset by the related change in policyholder benefits, the favorable results contributed to the growth in our investment portfolio. Sales of annuities declined 12% compared to the prior period in response to actions taken to manage sales volume in order to strike the right balance among growth, profitability and risk.

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(In millions)
Revenues
Premiums	$380	$136	$244
Universal life and investment-type product policy fees	544	455	89	19.6%
Net investment income	892	786	106	13.5%
Other revenues	123	130	(7)	(5.4)%
Net investment gains (losses)	4	(14)	18
Net derivative gains (losses)	(439)	(156)	(283)

Total revenues	1,504	1,337	167	12.5%

Expenses
Policyholder benefits and claims	589	327	262	80.1%
Interest credited to policyholder account balances	439	287	152	53.0%
Capitalization of DAC	(277)	(282)	5	1.8%
Amortization of DAC and VOBA	38	100	(62)	(62.0)%
Interest expense on debt	60	110	(50)	(45.5)%
Other expenses	636	587	49	8.3%

Total expenses	1,485	1,129	356	31.5%

Income (loss) before provision for income tax	19	208	(189)	(90.9)%
Provision for income tax expense (benefit)	—	57	(57)	(100.0)%

Net income	$19	$151	$(132)	(87.4)%

Unless otherwise stated, all amounts discussed below are net of income tax.

During the three months ended March 31, 2012, net income decreased $132 million to $19 million primarily driven by an unfavorable change in net derivative gains (losses), net of related adjustments, principally associated with DAC and VOBA amortization.

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

The unfavorable change in net derivative gains (losses) of $184 million, from losses of $101 million in the first quarter of 2011 to losses of $285 million in the current period, was primarily driven by an unfavorable change in freestanding derivatives of $292 million, which was partially offset by a favorable change in embedded derivatives of $108 million primarily associated with variable annuity minimum benefit guarantees. The $292 million unfavorable change in freestanding derivatives was primarily attributable to the impact of equity market movements and decreased volatility and rising long-term interest rates. The impact of equity market movements and decreased volatility in the first quarter of 2012 compared to the prior period had a negative impact of $180 million on our equity derivatives, which was attributable to hedges of variable annuity minimum benefit guarantee liabilities that are accounted for as embedded derivatives. Long-term interest rates increased more in the first quarter of 2012 than in the prior period, which had a negative impact of $145 million on our interest sensitive derivatives, $47 million of which was attributable to hedges of variable annuity minimum benefit guarantee liabilities that are accounted for as embedded derivatives.

Certain variable annuity products with minimum benefit guarantees contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract with changes in estimated fair value recorded in net derivative gains (losses). These embedded derivatives also include an adjustment for nonperformance risk of the related liabilities carried at estimated fair value. The $108 million favorable change in embedded derivatives was primarily attributable to a favorable change in market factors on direct liabilities of $520 million, a favorable change in the adjustment for the reinsurer’s nonperformance risk of $190 million and a favorable change in other unhedged non-market risks of $27 million on direct liabilities, partially offset by an unfavorable change in ceded affiliated reinsurance assets of $496 million and an unfavorable change in the adjustment for nonperformance risk of $136 million on direct liabilities.

The favorable change in net investment gains of $12 million was primarily due to higher net gains on sales of fixed maturity securities, partially offset by increased other-than-temporary impairment losses on equity securities in the common stock sector.

There was no income tax expense for the three months ended March 31, 2012 compared with $57 million, or 27% of income (loss) before provision for income tax, for the prior period. The Company’s 2012 and 2011 effective tax rates differ from the U.S. statutory rate of 35% primarily due to the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing, in relation to income (loss) before provision for income tax.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to net income, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for GAAP net income. Operating earnings increased $13 million to $234 million in the first quarter of 2012 from $221 million in the prior period.

Reconciliation of net income to operating earnings

	Three Months Ended March 31,
	2012	2011
	(In millions)
Net income	$19	$151
Less: Net investment gains (losses)	4	(14)
Less: Net derivative gains (losses)	(439)	(156)
Less: Other adjustments to net income (1)	120	65
Less: Provision for income tax (expense) benefit	100	35

Operating earnings	$234	$221

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Three Months Ended March 31,
	2012	2011
	(In millions)
Total revenues	$1,504	$1,337
Less: Net investment gains (losses)	4	(14)
Less: Net derivative gains (losses)	(439)	(156)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(4)	(2)
Less: Other adjustments to revenues (1)	216	102

Total operating revenues	$1,727	$1,407

Total expenses	$1,485	$1,129
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(131)	(65)
Less: Other adjustments to expenses (1)	223	100

Total operating expenses	$1,393	$1,094

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Consolidated Results – Operating

	Three Months Ended March 31,
	2012	2011	Change	% Change
		(In millions)
OPERATING REVENUES
Premiums	$380	$136	$244
Universal life and investment-type product policy fees	516	435	81	18.6%
Net investment income	708	706	2	0.3%
Other revenues	123	130	(7)	(5.4)%

Total operating revenues	1,727	1,407	320	22.7%

OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	548	320	228	71.3%
Interest credited to policyholder account balances	285	290	(5)	(1.7)%
Capitalization of DAC	(277)	(282)	5	1.8%
Amortization of DAC and VOBA	179	162	17	10.5%
Interest expense on debt	17	17	—	—%
Other expenses	641	587	54	9.2%

Total operating expenses	1,393	1,094	299	27.3%

Provision for income tax expense (benefit)	100	92	8	8.7%

Operating earnings	$234	$221	$13	5.9%

Unless otherwise stated, all amounts discussed below are net of income tax.

The $13 million increase in operating earnings was driven by favorable mortality and growth in most of our businesses, which increased our policy fees, partially offset by increased expenses.

We experienced favorable mortality in our life, pension and structured settlement businesses, which improved operating earnings by $8 million.

Positive net cash flows, generated from the majority of our businesses, were the primary driver of increases in both invested assets and separate account assets. This growth in separate account assets in turn generated an increase in operating earnings of $53 million, primarily from higher policy fees and other revenues from our annuity business. In our variable annuity products, policy fees are calculated as a percentage of the average assets in separate accounts. In addition, invested asset growth generated higher net investment earnings of $7 million. Consistent with our increase in invested assets, the growth in insurance liabilities resulted in higher interest credited on long-duration contracts and on our PABs, which resulted in a decrease in operating earnings of $19 million. Finally, other non-variable expenses increased $37 million due to growth in our existing businesses.

Market factors, including the impact of the current low interest rate environment as well as improving equity markets, had a slight positive net impact on operating earnings. As a result of the decline in interest rates, average crediting rates on annuity fixed rate funds declined, contributing an increase of $14 million to operating earnings. The favorable equity market performance increased our average separate account balances, triggering an increase in policy fees and other revenues, most notably in our annuity business, resulting in a $5 million increase in operating earnings. Partially offsetting these increases was a $6 million decrease in investment earnings due to lower yields and an increase in certain expenses. DAC, VOBA and deferred sales inducements (“DSI”) amortization and certain insurance-related liabilities are sensitive to market fluctuations, which was the primary driver of a $12 million increase in DAC and DSI amortization.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”); and (ii) Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.

Unclaimed Property Inquiries

More than 30 U.S. jurisdictions are auditing MetLife, Inc. and certain of its affiliates, including MetLife Insurance Company of Connecticut, for compliance with unclaimed property laws. Additionally, Metropolitan Life Insurance Company and certain of its affiliates have received subpoenas and other regulatory inquiries from certain regulators and other officials relating to claims-payment practices and compliance with unclaimed property laws. An examination of these practices by the Illinois Department of Insurance has been converted into a multi-state targeted market conduct exam. On July 5, 2011, the New York Insurance Department issued a letter requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. In April 2012, the Company reached agreements with representatives of the U.S. jurisdictions that are conducting the audits referenced above and with the states most directly involved in the targeted market conduct exam referenced above to resolve the audits and the examination. The effectiveness of each agreement is conditioned upon the approval of a specified number of jurisdictions. Pursuant to the settlement to resolve the audits, the Company will, among other things, take specified action to identify liabilities under life insurance, annuity, and retained asset contracts, and, to the extent that it is unable to locate owners of amounts payable, to escheat these amounts with interest at a specified rate to the appropriate states. Pursuant to the settlements, the Company will, among other things, adopt specified procedures for identifying liabilities under life insurance, annuity, and retained asset contracts, for seeking to contact and pay beneficiaries under such liabilities, and for escheating unclaimed property to appropriate states. At least one other jurisdiction is pursuing a similar market conduct exam. It is possible that other jurisdictions may pursue similar exams or audits and that such exams or audits may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to the Company’s procedures. The Company is not currently able to estimate these additional possible costs.

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

Item 1A. Risk Factors

The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2011 Annual Report.

If Our Business Does Not Perform Well or if Actual Experience Versus Estimates Used in Valuing and Amortizing Deferred Policy Acquisition Costs (“DAC”), Deferred Sales Inducements (“DSI”) and Value of Business Acquired (“VOBA”) Vary Significantly, We May Be Required to Accelerate the Amortization and/or Impair the DAC, DSI and VOBA Which Could Adversely Affect Our Results of Operations or Financial Condition

We incur significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition of new and renewal insurance business are deferred as DAC. Bonus amounts credited to certain policyholders, either immediately upon receiving a deposit or as excess interest credits for a period of time, are referred to as DSI. The recovery of DAC and DSI is dependent upon the future profitability of the related business. The amount of future profit or margin is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, we anticipate that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management’s estimates of gross profits or margins, which generally are used to amortize such costs.

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

VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in a charge to income. Also, as VOBA is amortized similarly to DAC and DSI, an acceleration of the amortization of VOBA would occur if the estimates of gross profits or margins were overstated. Accordingly, the amortization of such costs would be accelerated in the period in which the actual experience is known and would result in a charge to net income. Significant or sustained equity market declines could result in an acceleration of amortization of the VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “Risk Factors — Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect Our Financial Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” in the 2011 Annual Report, and Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for further consideration of DAC and VOBA.

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

Date: May 10, 2012

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

E-1