Form 10-Q
period 2012-06-30
MetLife Insurance CO of Connecticut
filed 2012-08-10
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

At August 10, 2012, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares were owned directly by MetLife, Inc. and the remaining 4,595,317 shares were owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Page
Part I — Financial Information
Item 1. Financial Statements (at June 30, 2012 (Unaudited) and December 31, 2011 and for the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited))	5
Interim Condensed Consolidated Balance Sheets	5
Interim Condensed Consolidated Statements of Operations and Comprehensive Income	6
Interim Condensed Consolidated Statements of Stockholders’ Equity	7
Interim Condensed Consolidated Statements of Cash Flows	8
Notes to the Interim Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	97
Item 4. Controls and Procedures	105
Part II — Other Information	106
Item 1. Legal Proceedings	106
Item 1A. Risk Factors	107
Item 6. Exhibits	114
Signatures	115
Exhibit Index	E-1

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife Insurance Company of Connecticut and its subsidiaries. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife Insurance Company of Connecticut’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) concerns over U.S. fiscal policy and the “fiscal cliff” in the U.S., as well as rating agency downgrades of U.S. Treasury securities; (3) uncertainty about the effectiveness of governmental and regulatory actions to stabilize the financial system, the imposition of fees relating thereto, or the promulgation of additional regulations; (4) increased volatility and disruption of the capital and credit markets, which may affect our ability to seek financing or access MetLife’s credit facilities; (5) impact of comprehensive financial services regulation reform, including regulation of MetLife by the Federal Reserve, on us; (6) exposure to financial and capital market risk, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (7) changes in general economic conditions, including the performance of financial markets and interest rates, which may affect our ability to raise capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) impairments of goodwill and realized losses or market value impairments to illiquid assets; (11) defaults on our mortgage loans; (12) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (13) our ability to address unforeseen liabilities, asset impairments, or rating actions arising from acquisitions or dispositions and to successfully integrate and manage the growth of acquired businesses with minimal disruption; (14) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (15) downgrades in our claims paying ability, financial strength ratings or MetLife’s credit ratings; (16) ineffectiveness of MetLife’s risk management policies and procedures; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as default or failure of counterparties to perform; (18) discrepancies between actual claims experience and assumptions used in setting prices for our products and establishing the liabilities for our obligations for future policy benefits and claims; (19) catastrophe losses; (20) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, distribution of amounts available under U.S. government programs, and for personnel;

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

Part I — Financial Information

Item 1.    Financial Statements

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Balance Sheets

June 30, 2012 (Unaudited) and December 31, 2011

(In millions, except share and per share data)

	June 30, 2012	December 31, 2011
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $46,156 and $44,215, respectively)	$50,408	$47,781
Equity securities available-for-sale, at estimated fair value (cost: $281 and $295, respectively)	267	252
Other securities, at estimated fair value	50	3,665
Mortgage loans (net of valuation allowances of $42 and $61, respectively; includes $2,932 and $3,138, respectively, at estimated fair value, relating to variable interest entities)	9,395	9,800
Policy loans	1,232	1,203
Real estate and real estate joint ventures	482	503
Other limited partnership interests	1,800	1,696
Short-term investments, principally at estimated fair value	2,525	2,578
Other invested assets, principally at estimated fair value	3,282	3,354

Total investments	69,441	70,832
Cash and cash equivalents, principally at estimated fair value	968	745
Accrued investment income (includes $14 and $14, respectively, relating to variable interest entities)	566	568
Premiums, reinsurance and other receivables	20,224	20,223
Deferred policy acquisition costs and value of business acquired	3,972	4,188
Current income tax recoverable	145	140
Goodwill	953	953
Other assets	817	856
Separate account assets	79,608	72,559

Total assets	$176,694	$171,064

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$26,063	$25,483
Policyholder account balances	37,616	42,075
Other policy-related balances	3,089	2,989
Payables for collateral under securities loaned and other transactions	9,257	8,079
Long-term debt (includes $2,849 and $3,065, respectively, at estimated fair value, relating to variable interest entities)	3,641	3,857
Deferred income tax liability	1,331	935
Other liabilities (includes $14 and $14, respectively, relating to variable interest entities)	5,804	5,384
Separate account liabilities	79,608	72,559

Total liabilities	166,409	161,361

Contingencies, Commitments and Guarantees (Note 9)
Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at June 30, 2012 and December 31, 2011	86	86
Additional paid-in capital	6,673	6,673
Retained earnings	1,343	1,173
Accumulated other comprehensive income (loss)	2,183	1,771

Total stockholders’ equity	10,285	9,703

Total liabilities and stockholders’ equity	$176,694	$171,064

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited)

(In millions)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Premiums	$406	$641	$786	$777
Universal life and investment-type product policy fees	575	493	1,119	948
Net investment income	656	795	1,548	1,581
Other revenues	125	131	248	261
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(18)	(21)	(31)	(30)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	4	6	2	4
Other net investment gains (losses)	85	(12)	104	(15)

Total net investment gains (losses)	71	(27)	75	(41)
Net derivative gains (losses)	582	133	143	(23)

Total revenues	2,415	2,166	3,919	3,503

Expenses
Policyholder benefits and claims	636	818	1,225	1,145
Interest credited to policyholder account balances	167	304	606	591
Other expenses	887	739	1,344	1,254

Total expenses	1,690	1,861	3,175	2,990

Income (loss) before provision for income tax	725	305	744	513
Provision for income tax expense (benefit)	227	97	227	154

Net income	$498	$208	$517	$359

Comprehensive income (loss)	$1,000	$555	$872	$656

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Total Equity
Balance at December 31, 2011	$86	$6,673	$1,173	$1,984	$(74)	$(139)	$9,703
Dividend of subsidiary (Note 2)			(347)	(2)		59	(290)
Net income			517				517
Other comprehensive income (loss), net of income tax				335	3	17	355

Balance at June 30, 2012	$86	$6,673	$1,343	$2,317	$(71)	$(63)	$10,285

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Total Equity
Balance at December 31, 2010	$86	$6,719	$934	$388	$(51)	$(125)	$7,951
Cumulative effect of change in accounting principle, net of income tax (Note 1)			(477)	5			(472)

Balance at January 1, 2011	86	6,719	457	393	(51)	(125)	7,479
Return of capital		(52)					(52)
Net income			359				359
Other comprehensive income (loss), net of income tax				285	(8)	20	297

Balance at June 30, 2011	$86	$6,667	$816	$678	$(59)	$(105)	$8,083

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

(In millions)

	Six Months
	Ended
	June 30,
	2012	2011
Net cash provided by operating activities	$870	$403

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	5,321	8,910
Equity securities	25	131
Mortgage loans	795	517
Real estate and real estate joint ventures	21	6
Other limited partnership interests	116	171
Purchases of:
Fixed maturity securities	(7,147)	(10,303)
Equity securities	(17)	(6)
Mortgage loans	(363)	(387)
Real estate and real estate joint ventures	(8)	(48)
Other limited partnership interests	(156)	(176)
Cash received in connection with freestanding derivatives	365	286
Cash paid in connection with freestanding derivatives	(186)	(250)
Dividend of subsidiary	(53)	—
Net change in policy loans	(29)	—
Net change in short-term investments	(107)	(972)
Net change in other invested assets	(28)	(250)
Other, net	—	1

Net cash used in investing activities	(1,451)	(2,370)

Cash flows from financing activities
Policyholder account balances:
Deposits	8,438	10,207
Withdrawals	(8,594)	(8,858)
Net change in payables for collateral under securities loaned and other transactions	1,178	98
Long-term debt repaid	(207)	(170)
Financing element on certain derivative instruments	(13)	(23)

Net cash provided by financing activities	802	1,254

Effect of change in foreign currency exchange rates on cash and cash equivalents balances	2	5

Change in cash and cash equivalents	223	(708)
Cash and cash equivalents, beginning of period	745	1,928

Cash and cash equivalents, end of period	$968	$1,220

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$118	$221

Income tax	$68	$20

Non-cash transactions during the period:
Disposal of subsidiary (1):
Assets disposed	$4,857	$—
Liabilities disposed	(4,567)	—

Net assets disposed	290	—
Cash disposed	(53)	—
Dividend of interests in subsidiary	(237)	—

Loss on dividend of interests in subsidiary	$—	$—

(1)	See Note 2.

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

The Company is organized into two segments: Retail and Corporate Benefit Funding. See Note 12 for further information on the reorganization of the Company’s segments in the first quarter of 2012, which was retrospectively applied.

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

Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the 2012 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements. See “— Adoption of New Accounting Pronouncements” for discussion of accounting pronouncements adopted in the first quarter of 2012, which were retrospectively applied.

Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The accompanying interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2012, its consolidated results of operations and comprehensive income for the three months and six months ended June 30, 2012 and 2011, its consolidated statements of stockholders’ equity for the six months ended June 30, 2012 and 2011, and its consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2011 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2011, as revised by MetLife Insurance Company of Connecticut’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on May 31, 2012 (as revised, the “2011 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2011 Annual Report.

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

On January 1, 2012, the Company adopted new guidance regarding comprehensive income, which was retrospectively applied, that provides companies with the option to present the total of comprehensive income, components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements in annual financial statements. The objective of the standard is to increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and International Financial Reporting Standards (“IFRS”). The standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified in net income. The Company adopted the two-statement approach for annual financial statements.

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

Effective January 1, 2012, the Company adopted new guidance regarding fair value measurements that establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. Some of the amendments clarify the FASB’s intent on the

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption did not have a material impact on the Company’s consolidated financial statements. See also expanded disclosures in Note 5.

Effective January 1, 2012, the Company adopted new guidance regarding effective control in repurchase agreements. The guidance removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The adoption did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2012, the Company adopted new guidance regarding accounting for deferred policy acquisition costs (“DAC”), which was retrospectively applied. The guidance specifies that only costs related directly to successful acquisition of new or renewal contracts can be capitalized as DAC; all other acquisition-related costs must be expensed as incurred. Under the new guidance, advertising costs may only be included in DAC if the capitalization criteria in the direct-response advertising guidance in Subtopic 340-20, Other Assets and Deferred Costs—Capitalized Advertising Costs, are met. As a result, certain direct marketing, sales manager compensation and administrative costs previously capitalized by the Company will no longer be deferred.

The following table presents the effects of the retrospective application of the adoption of such new accounting guidance to the Company’s previously reported consolidated statements of operations and comprehensive income:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
	(In millions)
Revenues
Net investment income	$796	$(1)	$795	$1,584	$(3)	$1,581
Expenses
Other expenses	$729	$10	$739	$1,233	$21	$1,254
Income (loss) before provision for income tax	$316	$(11)	$305	$537	$(24)	$513
Provision for income tax expense (benefit)	$100	$(3)	$97	$161	$(7)	$154
Net income (loss)	$216	$(8)	$208	$376	$(17)	$359

The following table presents the effects of the retrospective application of the adoption of such new accounting guidance to the Company’s previously reported consolidated statement of cash flows:

	Six Months Ended June 30, 2011
	As Previously Reported	Adjustment	As Adjusted
	(In millions)
Net cash provided by operating activities	$406	$(3)	$403
Net change in other invested assets	$(253)	$3	$(250)

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

In December 2011, the FASB issued new guidance regarding derecognition of in substance real estate (ASU 2011-10, Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force), effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2012. The amendments should be applied prospectively to deconsolidation events occurring after the effective date. Under the amendments in ASU 2011-10, when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20: Property, Plant, and Equipment—Real Estate Sales to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

2.  Disposition

During June 2012, the Company dividended all of the issued and outstanding shares of common stock of its wholly-owned subsidiary, MetLife Europe Limited (“MetLife Europe”) to MetLife. The net book value of MetLife Europe at the time of the dividend was $290 million which was recorded as a dividend of retained earnings of $347 million and an increase to other comprehensive income of $57 million, net of income tax. As of the date of dividend, the Company no longer consolidates the assets, liabilities and operations of MetLife Europe. The net income of MetLife Europe was not material for the periods prior to dividend. MetLife Europe was reported in Corporate & Other. See Note 12 for a discussion of Corporate & Other.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

3.  Investments

Fixed Maturity and Equity Securities Available-for-Sale

Presented below is certain information about fixed maturity and equity securities for the periods shown. The unrealized loss amounts presented below include the noncredit loss component of other-than-temporary impairment (“OTTI”) losses:

	June 30, 2012
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	% of Total
		Gains	Temporary Losses	OTTI Losses
			(In millions)
Fixed Maturity Securities:
U.S. corporate securities	$16,703	$1,757	$166	$—	$18,294	36.3%
U.S. Treasury and agency securities	7,832	1,325	1	—	9,156	18.2
Foreign corporate securities	7,842	624	61	—	8,405	16.7
Residential mortgage-backed securities (“RMBS”)	6,270	359	111	126	6,392	12.7
Commercial mortgage-backed securities (“CMBS”)	2,337	124	11	—	2,450	4.8
State and political subdivision securities	1,998	309	29	—	2,278	4.5
Asset-backed securities (“ABS”)	2,100	51	29	—	2,122	4.2
Foreign government securities	1,074	240	3	—	1,311	2.6

Total fixed maturity securities	$46,156	$4,789	$411	$126	$50,408	100.0%

Equity Securities:
Common stock	$137	$10	$4	$—	$143	53.6%
Non-redeemable preferred stock	144	5	25	—	124	46.4

Total equity securities	$281	$15	$29	$—	$267	100.0%

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	% of Total
		Gains	Temporary Losses	OTTI Losses

	(In millions)
Fixed Maturity Securities:
U.S. corporate securities	$16,018	$1,550	$229	$—	$17,339	36.3%
U.S. Treasury and agency securities	6,832	1,217	1	—	8,048	16.8
Foreign corporate securities	7,958	649	114	—	8,493	17.8
RMBS	6,478	330	189	125	6,494	13.6
CMBS	2,128	115	16	—	2,227	4.7
State and political subdivision securities	1,891	222	58	—	2,055	4.3
ABS	1,875	45	42	—	1,878	3.9
Foreign government securities	1,035	215	3	—	1,247	2.6

Total fixed maturity securities	$44,215	$4,343	$652	$125	$47,781	100.0%

Equity Securities:
Common stock	$148	$11	$13	$—	$146	57.9%
Non-redeemable preferred stock	147	3	44	—	106	42.1

Total equity securities	$295	$14	$57	$—	$252	100.0%

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company held non-income producing fixed maturity securities with an estimated fair value of $22 million and $5 million with unrealized gains (losses) of ($1) million and ($2) million at June 30, 2012 and December 31, 2011, respectively.

Concentrations of Credit Risk — Summary.  The Company was not exposed to any concentrations of credit risk of any single issuer within its fixed maturity securities and equity securities greater than 10% of the Company’s stockholders’ equity, other than U.S. Treasury and agency securities summarized in the table below at:

	June 30, 2012	December 31, 2011
	Carrying Value (1)
	(In millions)
U.S. Treasury and agency securities included in:
Fixed maturity securities	$9,156	$8,048
Short-term investments	2,282	2,186
Cash equivalents	293	108

Total U.S. Treasury and agency securities	$11,731	$10,342

(1)	Represents estimated fair value for fixed maturity securities, and for short-term investments and cash equivalents, estimated fair value or amortized cost, which approximates estimated fair value.

Maturities of Fixed Maturity Securities. The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), were as follows at:

	June 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$3,358	$3,381	$2,946	$2,970
Due after one year through five years	9,932	10,366	8,648	9,022
Due after five years through ten years	7,836	8,653	7,905	8,606
Due after ten years	14,323	17,044	14,235	16,584

Subtotal	35,449	39,444	33,734	37,182
RMBS, CMBS and ABS	10,707	10,964	10,481	10,599

Total fixed maturity securities	$46,156	$50,408	$44,215	$47,781

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

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), were as follows at:

	June 30, 2012	December 31, 2011
	(In millions)
Fixed maturity securities	$4,370	$3,690
Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss)	(126)	(125)

Total fixed maturity securities	4,244	3,565
Equity securities	(10)	(41)
Derivatives	331	239
Short-term investments	(3)	(2)
Other	(3)	(5)

Subtotal	4,559	3,756

Amounts allocated from:
Insurance liability loss recognition	(508)	(325)
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	14	9
DAC and VOBA	(611)	(509)

Subtotal	(1,105)	(825)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	41	42
Deferred income tax benefit (expense)	(1,249)	(1,063)

Net unrealized investment gains (losses)	$2,246	$1,910

The changes in fixed maturity securities with noncredit OTTI losses included in accumulated other comprehensive income (loss), were as follows:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
	(In millions)
Balance, beginning of period	$(125)	$(86)
Noncredit OTTI losses recognized (1)	(2)	5
Securities sold with previous noncredit OTTI loss	9	26
Subsequent changes in estimated fair value	(8)	(70)

Balance, end of period	$(126)	$(125)

(1)	Noncredit OTTI losses recognized, net of DAC, were ($7) million and $8 million for the six months ended June 30, 2012 and year ended December 31, 2011, respectively.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2012
(In millions)
Balance, beginning of period	$1,910
Fixed maturity securities on which noncredit OTTI losses have been recognized	(1)
Unrealized investment gains (losses) during the period	804
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(183)
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	5
DAC and VOBA	(102)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	(1)
Deferred income tax benefit (expense)	(186)

Balance, end of period	$2,246

Change in net unrealized investment gains (losses)	$336

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

	June 30, 2012
	Less than 12 Months		Equal to or Greater than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed Maturity Securities:
U.S. corporate securities	$1,460	$53	$708	$113	$2,168	$166
U.S. Treasury and agency securities	1,932	1	—	—	1,932	1
Foreign corporate securities	779	27	218	34	997	61
RMBS	463	64	973	173	1,436	237
CMBS	239	3	116	8	355	11
State and political subdivision securities	80	2	119	27	199	29
ABS	427	6	296	23	723	29
Foreign government securities	79	3	—	—	79	3

Total fixed maturity securities	$5,459	$159	$2,430	$378	$7,889	$537

Equity Securities:
Common stock	$31	$4	$—	$—	$31	$4
Non-redeemable preferred stock	7	3	54	22	61	25

Total equity securities	$38	$7	$54	$22	$92	$29

Total number of securities in an unrealized loss position	645		450

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2011
	Less than 12 Months		Equal to or Greater than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed Maturity Securities:
U.S. corporate securities	$1,699	$71	$786	$158	$2,485	$229
U.S. Treasury and agency securities	118	—	20	1	138	1
Foreign corporate securities	1,213	68	162	46	1,375	114
RMBS	784	114	972	200	1,756	314
CMBS	152	4	111	12	263	16
State and political subdivision securities	6	—	367	58	373	58
ABS	803	12	261	30	1,064	42
Foreign government securities	70	3	4	—	74	3

Total fixed maturity securities	$4,845	$272	$2,683	$505	$7,528	$777

Equity Securities:
Common stock	$35	$13	$—	$—	$35	$13
Non-redeemable preferred stock	32	16	59	28	91	44

Total equity securities	$67	$29	$59	$28	$126	$57

Total number of securities in an unrealized loss position	808		479

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Aging of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale

Presented below is certain information about the aging and severity of gross unrealized losses on fixed maturity and equity securities, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive income (loss) at:

	June 30, 2012
	Cost or Amortized Cost		Gross Unrealized Losses		Number of Securities
	Less than 20%	20% or more	Less than 20%	20% or more	Less than 20%	20% or more
	(In millions, except number of securities)
Fixed Maturity Securities:
Less than six months	$4,104	$149	$39	$35	371	18
Six months or greater but less than nine months	378	15	14	4	102	4
Nine months or greater but less than twelve months	1,010	275	57	86	139	23
Twelve months or greater	2,137	358	175	127	368	40

Total	$7,629	$797	$285	$252

Percentage of amortized cost			4%	32%

Equity Securities:
Less than six months	$8	$14	$1	$4	19	5
Six months or greater but less than nine months	20	21	2	6	2	2
Nine months or greater but less than twelve months	6	22	1	8	6	3
Twelve months or greater	14	16	—	7	6	2

Total	$48	$73	$4	$25

Percentage of cost			8%	34%

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

Equity securities with gross unrealized losses of 20% or more for twelve months or greater were $7 million at both June 30, 2012 and December 31, 2011. As shown in the section “— Evaluating Temporarily Impaired Available-for-Sale Securities” below, all of the equity securities with gross unrealized losses of 20% or more for twelve months or greater at June 30, 2012 were financial services industry investment grade non-redeemable preferred stock, of which 43% were rated A or better.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentration of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale

The gross unrealized losses related to fixed maturity and equity securities, including the portion of OTTI losses on fixed maturity securities recognized in accumulated other comprehensive income (loss) were $566 million and $834 million at June 30, 2012 and December 31, 2011, respectively. The concentration, calculated as a percentage of gross unrealized losses (including OTTI losses), by sector and industry was as follows at:

	June 30, 2012	December 31, 2011
Sector:
RMBS	42%	38%
U.S. corporate securities	29	27
Foreign corporate securities	11	14
ABS	5	5
State and political subdivision securities	5	7
CMBS	2	2
Other	6	7

Total	100%	100%

Industry:
Mortgage-backed	44%	40%
Finance	18	24
Consumer	6	7
Asset-backed	5	5
State and political subdivision securities	5	7
Utility	4	3
Communications	4	4
Industrial	1	1
Other	13	9

Total	100%	100%

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents fixed maturity and equity securities, each with gross unrealized losses of greater than $10 million, the number of securities, total gross unrealized losses and percentage of total gross unrealized losses at:

	June 30, 2012		December 31, 2011
	Fixed Maturity Securities	Equity Securities	Fixed Maturity Securities	Equity Securities
	(In millions, except number of securities)
Number of securities	8	—	9	1
Total gross unrealized losses	$124	$—	$152	$12
Percentage of total gross unrealized losses	23%	—%	20%	22%

Fixed maturity and equity securities, each with gross unrealized losses greater than $10 million, decreased $40 million during the six months ended June 30, 2012. The decline in, or improvement in, gross unrealized

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

losses for the six months ended June 30, 2012 was primarily attributable to a decrease in interest rates and narrowing credit spreads. These securities were included in the Company’s OTTI review process.

As of June 30, 2012, $217 million of unrealized losses were from fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater. Of the $217 million, $127 million, or 59%, was related to unrealized losses on investment grade securities. Unrealized losses on investment grade securities were principally related to widening credit spreads or rising interest rates since purchase. Of the $217 million, $90 million, or 41%, was related to unrealized losses on below investment grade securities. Unrealized losses on below investment grade securities were principally related to non-agency RMBS (primarily alternative residential mortgage loans) and U.S. and foreign corporate securities (primarily financial services industry securities) and were the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over the financial services sector, unemployment levels and valuations of residential real estate supporting non-agency RMBS. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for the factors management considers in evaluating these corporate and structured securities. See “— Aging of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale” for a discussion of equity securities with an unrealized loss position of 20% or more of cost for 12 months or greater.

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

The following table presents certain information about the Company’s equity securities available-for-sale with gross unrealized losses of 20% or more at June 30, 2012:

		Non-Redeemable Preferred Stock
	All Equity Securities	All Types of Non-Redeemable Preferred Stock		Investment Grade
				All Industries		Financial Services Industry
	Gross Unrealized Losses	Gross Unrealized Losses	% of All Equity Securities	Gross Unrealized Losses	% of All Non-Redeemable Preferred Stock	Gross Unrealized Losses	% of All Industries	% A Rated or Better
	(In millions)		(In millions)			(In millions)
Less than six months	$4	$3	75%	$1	33%	$1	100%	100%
Six months or greater but less than twelve months	14	14	100%	9	64%	9	100%	89%
Twelve months or greater	7	7	100%	7	100%	7	100%	43%

All equity securities with gross unrealized losses of 20% or more	$25	$24	96%	$17	71%	$17	100%	71%

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

Other Securities

The table below presents certain information about the Company’s securities for which the fair value option (“FVO”) has been elected at:

	June 30, 2012	December 31, 2011
	(In millions)
FVO general account securities	$50	$49
FVO contractholder-directed unit-linked investments (1)	—	3,616

Total other securities — at estimated fair value	$50	$3,665

(1)

During June 2012, the Company disposed of MetLife Europe which held the FVO contractholder-directed unit-linked investments. See Note 2 for discussion of this disposition. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for a discussion of FVO contractholder-directed unit-linked investments.

See “— Net Investment Income” and “— Net Investment Gains (Losses)” for the net investment income recognized on other securities and the related changes in estimated fair value subsequent to purchase included in earnings for securities still held as of the end of the respective periods.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)

The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized	$(18)	$(21)	$(31)	$(30)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive income (loss)	4	6	2	4

Net OTTI losses on fixed maturity securities recognized in earnings	(14)	(15)	(29)	(26)
Fixed maturity securities — net gains (losses) on sales and disposals	63	2	78	(18)

Total gains (losses) on fixed maturity securities	49	(13)	49	(44)

Other net investment gains (losses):
Equity securities	2	(24)	(3)	(23)
Other securities — FVO general account securities — changes in estimated fair value subsequent to purchase	—	—	1	—
Mortgage loans	16	14	20	18
Real estate and real estate joint ventures	—	—	(3)	—
Other limited partnership interests	—	(4)	1	(2)
Other investment portfolio gains (losses)	(1)	(1)	—	(5)

Subtotal — investment portfolio gains (losses)	66	(28)	65	(56)

FVO consolidated securitization entities (“CSEs”) — changes in estimated fair value:
Commercial mortgage loans	(7)	7	(1)	25
Long-term debt — related to commercial mortgage loans	13	(5)	11	(11)
Other gains (losses)	(1)	(1)	—	1

Subtotal FVO CSEs and other gains (losses)	5	1	10	15

Total net investment gains (losses)	$71	$(27)	$75	$(41)

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were less than $1 million and $1 million for the three months and six months ended June 30, 2012, respectively, and ($2) million and ($3) million for the three months and six months ended June 30, 2011, respectively.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Proceeds from sales or disposals of fixed maturity and equity securities resulting in a net investment gain (loss) and the components of fixed maturity and equity securities net investment gains (losses) are as shown in the tables below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Three Months Ended June 30,
	2012	2011	2012	2011	2012	2011
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$1,079	$2,529	$5	$128	$1,084	$2,657

Gross investment gains	$67	$33	$2	$2	$69	$35

Gross investment losses	(4)	(31)	—	(20)	(4)	(51)

Total OTTI losses recognized in earnings:
Credit-related	(14)	(6)	—	—	(14)	(6)
Other (1)	—	(9)	—	(6)	—	(15)

Total OTTI losses recognized in earnings	(14)	(15)	—	(6)	(14)	(21)

Net investment gains (losses)	$49	$(13)	$2	$(24)	$51	$(37)

	Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$2,994	$5,042	$26	$144	$3,020	$5,186

Gross investment gains	$104	$51	$7	$5	$111	$56

Gross investment losses	(26)	(69)	(4)	(22)	(30)	(91)

Total OTTI losses recognized in earnings:
Credit-related	(22)	(17)	—	—	(22)	(17)
Other (1)	(7)	(9)	(6)	(6)	(13)	(15)

Total OTTI losses recognized in earnings	(29)	(26)	(6)	(6)	(35)	(32)

Net investment gains (losses)	$49	$(44)	$(3)	$(23)	$46	$(67)

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fixed maturity security OTTI losses recognized in earnings related to the following sectors and industries within the U.S. and foreign corporate securities sector:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Sector:
U.S. and foreign corporate securities — by industry:
Finance	$—	$9	$7	$9
Utility	—	—	3	—
Communications	—	—	2	4
Industrial	—	—	1	—
Other industries	6	—	6	—

Total U.S. and foreign corporate securities	6	9	19	13
RMBS (1)	8	6	10	9
CMBS	—	—	—	3
ABS (1)	—	—	—	1

Total	$14	$15	$29	$26

(1)

See Note 2 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for discussion of a reclassification from the ABS sector to the RMBS sector for securities backed by sub-prime residential mortgage loans.

Equity security OTTI losses recognized in earnings related to the following sectors and industries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Sector:
Common stock	$—	$—	$6	$—
Non-redeemable preferred stock	—	6	—	6

Total	$—	$6	$6	$6

Industry:
Financial services industry — perpetual hybrid securities	$—	$6	$—	$6
Other industries	—	—	6	—

Total	$—	$6	$6	$6

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Loss Rollforward

Presented below is a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Balance, beginning of period	$50	$43	$55	$63
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	4	4	4	4
Additional impairments — credit loss OTTI on securities previously impaired	5	1	7	4
Reductions:
Sales, maturities, pay downs and prepayments during the period on securities previously impaired as credit loss OTTI	(3)	(2)	(4)	(4)
Securities impaired to net present value of expected future cash flows	—	—	—	(20)
Increases in cash flows — accretion of previous credit loss OTTI	—	—	(6)	(1)

Balance, end of period	$56	$46	$56	$46

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Investment income:
Fixed maturity securities	$531	$538	$1,064	$1,073
Equity securities	5	5	7	7
Other securities — FVO general account securities (1)	—	1	—	1
Mortgage loans	87	87	177	171
Policy loans	15	15	30	31
Real estate and real estate joint ventures	54	10	68	2
Other limited partnership interests	49	40	97	120
Cash, cash equivalents and short-term investments	1	1	2	3
International joint ventures	(2)	1	(3)	(2)
Other	2	3	3	5

Subtotal	742	701	1,445	1,411
Less: Investment expenses	24	27	48	51

Subtotal, net	718	674	1,397	1,360

Other securities — FVO contractholder-directed unit-linked investments (1)	(106)	25	62	30
FVO CSEs — Commercial mortgage loans	44	96	89	191

Subtotal	(62)	121	151	221

Net investment income	$656	$795	$1,548	$1,581

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were:

Other securities — FVO general account securities	$—	$1	$1	$1
Other securities — FVO contractholder-directed unit-linked investments	$—	$18	$—	$(7)

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

Elements of the securities lending program are presented below at:

	June 30, 2012	December 31, 2011
	(In millions)
Securities on loan: (1)
Amortized cost	$6,406	$5,307
Estimated fair value	$7,698	$6,451
Cash collateral on deposit from counterparties (2)	$7,853	$6,456
Security collateral on deposit from counterparties	$117	$137
Reinvestment portfolio — estimated fair value	$7,772	$6,295

(1)	Included within fixed maturity securities, short-term investments and equity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

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

	June 30, 2012	December 31, 2011
	(In millions)
Invested assets on deposit (1)	$56	$51
Invested assets pledged as collateral (2)	869	897

Total invested assets on deposit and pledged as collateral	$925	$948

(1)	The Company has invested assets on deposit with regulatory agencies consisting primarily of fixed maturity securities.

(2)

The Company has pledged fixed maturity securities, mortgage loans and cash and cash equivalents in connection with various agreements and transactions, including funding agreements (see Note 7 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report) and derivative transactions (see Note 4).

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Loans

Mortgage loans are summarized as follows at:

	June 30, 2012		December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans:
Commercial	$5,252	55.9%	$5,390	55.0%
Agricultural	1,253	13.3	1,333	13.6

Subtotal	6,505	69.2	6,723	68.6
Valuation allowances	(42)	(0.4)	(61)	(0.6)

Subtotal mortgage loans, net	6,463	68.8	6,662	68.0
Commercial mortgage loans held by CSEs	2,932	31.2	3,138	32.0

Total mortgage loans, net	$9,395	100.0%	$9,800	100.0%

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

See “— Related Party Investment Transactions” for discussion of affiliated mortgage loans included in the table above.

The following tables present certain information about mortgage loans and valuation allowances, by portfolio segment, at:

	Commercial	Agricultural	Total
	(In millions)
June 30, 2012:
Mortgage loans:
Evaluated individually for credit losses	$23	$—	$23
Evaluated collectively for credit losses	5,229	1,253	6,482

Total mortgage loans	5,252	1,253	6,505

Valuation allowances:
Specific credit losses	11	—	11
Non-specifically identified credit losses	28	3	31

Total valuation allowances	39	3	42

Mortgage loans, net of valuation allowance	$5,213	$1,250	$6,463

December 31, 2011:
Mortgage loans:
Evaluated individually for credit losses	$23	$—	$23
Evaluated collectively for credit losses	5,367	1,333	6,700

Total mortgage loans	5,390	1,333	6,723

Valuation allowances:
Specific credit losses	15	—	15
Non-specifically identified credit losses	43	3	46

Total valuation allowances	58	3	61

Mortgage loans, net of valuation allowance	$5,332	$1,330	$6,662

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the changes in the valuation allowance, by portfolio segment:

	Mortgage Loan Valuation Allowances
	Commercial	Agricultural	Total
	(In millions)
For the Three Months Ended June 30, 2012:
Balance, beginning of period	$54	$3	$57
Provision (release)	(15)	—	(15)
Charge-offs, net of recoveries	—	—	—

Balance, end of period	$39	$3	$42

For the Three Months Ended June 30, 2011:
Balance, beginning of period	$80	$4	$84
Provision (release)	(14)	—	(14)
Charge-offs, net of recoveries	—	—	—

Balance, end of period	$66	$4	$70

For the Six Months Ended June 30, 2012:
Balance, beginning of period	$58	$3	$61
Provision (release)	(19)	—	(19)
Charge-offs, net of recoveries	—	—	—

Balance, end of period	$39	$3	$42

For the Six Months Ended June 30, 2011:
Balance, beginning of period	$84	$3	$87
Provision (release)	(18)	1	(17)
Charge-offs, net of recoveries	—	—	—

Balance, end of period	$66	$4	$70

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Commercial Mortgage Loans — by Credit Quality Indicators with Estimated Fair Value. Presented below is certain information about the credit quality of the commercial mortgage loans at:

	Commercial
	Recorded Investment
	Debt Service Coverage Ratios			Total	% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
		(In millions)				(In millions)
June 30, 2012:
Loan-to-value ratios:
Less than 65%	$3,684	$83	$66	$3,833	73.0%	$4,108	74.2%
65% to 75%	765	39	—	804	15.3	822	14.8
76% to 80%	129	—	26	155	2.9	158	2.9
Greater than 80%	278	159	23	460	8.8	448	8.1

Total	$4,856	$281	$115	$5,252	100.0%	$5,536	100.0%

December 31, 2011:
Loan-to-value ratios:
Less than 65%	$3,324	$135	$210	$3,669	68.1%	$3,888	69.9%
65% to 75%	719	54	52	825	15.3	852	15.3
76% to 80%	199	—	26	225	4.2	221	4.0
Greater than 80%	452	181	38	671	12.4	602	10.8

Total	$4,694	$370	$326	$5,390	100.0%	$5,563	100.0%

Agricultural Mortgage Loans — by Credit Quality Indicator. Presented below is certain information about the credit quality of agricultural mortgage loans. The estimated fair value of agricultural mortgage loans was $1.3 billion and $1.4 billion at June 30, 2012 and December 31, 2011, respectively.

	Agricultural
	June 30, 2012		December 31, 2011
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$1,180	94.2%	$1,129	84.7%
65% to 75%	72	5.7	142	10.7
76% to 80%	1	0.1	62	4.6

Total	$1,253	100.0%	$1,333	100.0%

Past Due and Interest Accrual Status of Mortgage Loans. The Company has a high quality, well performing, mortgage loan portfolio, with approximately 99% of all mortgage loans classified as performing at both June 30, 2012 and December 31, 2011. The Company defines delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial mortgage loans — 60 days or more and agricultural mortgage loans — 90 days or more. The Company had no mortgage loans past due and no loans in non-accrual status at both June 30, 2012 and December 31, 2011.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Impaired Mortgage Loans.  Presented below is certain information about impaired mortgage loans, by portfolio segment, at:

	Impaired Mortgage Loans
	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value
				(In millions)
June 30, 2012:
Commercial	$23	$23	$11	$12	$—	$—	$23	$12
Agricultural	—	—	—	—	—	—	—	—

Total	$23	$23	$11	$12	$—	$—	$23	$12

December 31, 2011:
Commercial	$23	$23	$15	$8	$15	$15	$38	$23
Agricultural	—	—	—	—	—	—	—	—

Total	$23	$23	$15	$8	$15	$15	$38	$23

The average recorded investment in impaired mortgage loans and the related interest income, by portfolio segment, was:

	Impaired Mortgage Loans
	Average Recorded Investment	Interest Income Recognized
		Cash Basis	Accrual Basis
	(In millions)
For the Three Months Ended June 30, 2012:
Commercial	$23	$—	$—
Agricultural	—	—	—

Total	$23	$—	$—

For the Three Months Ended June 30, 2011:
Commercial	$23	$—	$—
Agricultural	7	—	—

Total	$30	$—	$—

For the Six Months Ended June 30, 2012:
Commercial	$28	$1	$—
Agricultural	—	—	—

Total	$28	$1	$—

For the Six Months Ended June 30, 2011:
Commercial	$23	$1	$—
Agricultural	7	—	—

Total	$30	$1	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Loans Modified in a Troubled Debt Restructuring. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for a discussion of loan modifications that are classified as troubled debt restructuring and the types of concessions typically granted. There were no mortgage loans modified during the three months and six months ended June 30, 2012 and 2011.

During the three months and six months ended June 30, 2012 and 2011, there were no mortgage loans with subsequent payment default which were modified as a troubled debt restructuring during the previous 12 months. Payment default is determined in the same manner as delinquency status — when interest and principal payments are past due as described above.

Cash Equivalents

The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $752 million and $583 million at June 30, 2012 and December 31, 2011, respectively.

Purchased Credit Impaired Investments

See Note 2 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for information about investments acquired with evidence of credit quality deterioration since origination and for which it was probable at the acquisition date that the Company would be unable to collect all contractually required payments.

Variable Interest Entities

The Company holds investments in certain entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity. The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at June 30, 2012 and December 31, 2011. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	June 30, 2012	December 31, 2011
	(In millions)
CSEs: (1)
Assets:
Mortgage loans held-for-investment (commercial mortgage loans)	$2,932	$3,138
Accrued investment income	14	14

Total assets	$2,946	$3,152

Liabilities:
Long-term debt	$2,849	$3,065
Other liabilities	14	14

Total liabilities	$2,863	$3,079

(1)

The Company consolidates former qualified special purpose entities (“QSPEs”) that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in the former QSPEs of $68 million and $59 million at estimated fair value at June 30, 2012 and December 31, 2011, respectively. The long-term debt presented above bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis and is expected to be repaid over the next four years. Interest expense related to these obligations, included in other expenses, was $42 million and $85 million for the three months and six months ended June 30, 2012, respectively, and $94 million and $187 million for the three months and six months ended June 30, 2011, respectively.

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at:

	June 30, 2012		December 31, 2011
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities available-for-sale:
RMBS (2)	$6,392	$6,392	$6,494	$6,494
CMBS (2)	2,450	2,450	2,227	2,227
ABS (2)	2,122	2,122	1,878	1,878
U.S. corporate securities	440	440	424	424
Foreign corporate securities	255	255	234	234
Other limited partnership interests	1,378	1,955	1,302	1,982
Real estate joint ventures	19	23	22	26

Total	$13,056	$13,637	$12,581	$13,265

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

As described in Note 9, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the six months ended June 30, 2012 and 2011.

Related Party Investment Transactions

As more fully described in Note 2 of the Notes of the Consolidated Financial Statements in the 2011 Annual Report, the Company has loans outstanding to affiliates.

The Company has loans outstanding to wholly-owned real estate subsidiaries of Metropolitan Life Insurance Company (“MLIC”), an affiliate, which are included in mortgage loans. The carrying value of these loans was $306 million and $307 million at June 30, 2012 and December 31, 2011, respectively. Net investment income from these loans was $4 million and $8 million for the three months and six months ended June 30, 2012, respectively, and $3 million and $7 million for the three months and six months ended June 30, 2011, respectively.

The Company also has loans outstanding to Exeter Reassurance Company Ltd. (“Exeter”), an affiliate, which are included in other invested assets. The carrying value of these loans was $430 million at both June 30, 2012 and December 31, 2011. Net investment income from these loans was $6 million and $12 million for the three months and six months ended June 30, 2012, respectively. There was no net investment income from these loans for the three months and six months ended June 30, 2011.

The Company receives investment administrative services from an affiliate. These investment administrative service charges were $17 million and $34 million for the three months and six months ended June 30, 2012, respectively, and $18 million and $33 million for the three months and six months ended June 30, 2011, respectively. The Company also had affiliated net investment income of less than $1 million for both the three months and six months ended June 30, 2012 and 2011.

4. Derivative Financial Instruments

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

Accruals on derivatives are generally recorded in accrued investment income or within other liabilities in the consolidated balance sheets. However, accruals that are not scheduled to settle within one year are included with the derivative carrying value in other invested assets or other liabilities.

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

See Note 5 for information about the fair value hierarchy for derivatives.

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

		June 30, 2012			December 31, 2011
Primary Underlying Risk Exposure	Instrument Type	Notional Amount	Estimated Fair Value (1)		Notional Amount	Estimated Fair Value (1)
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$16,708	$1,524	$469	$13,074	$1,418	$427
	Interest rate floors	7,986	355	157	7,986	330	152
	Interest rate caps	8,613	9	—	10,133	19	—
	Interest rate futures	3,564	2	21	3,766	10	1
	Interest rate forwards	519	116	—	620	128	—
Foreign currency	Foreign currency swaps	1,334	110	53	1,792	297	62
	Foreign currency forwards	143	5	1	149	9	—
Credit	Credit default swaps	2,706	15	17	2,426	18	28
Equity market	Equity futures	1,374	—	38	1,007	4	—
	Equity options	2,869	507	—	2,111	482	—
	Variance swaps	2,503	20	26	2,430	51	8
	Total rate of return swaps (“TRRs”)	130	—	6	129	—	2

	Total	$48,449	$2,663	$788	$45,623	$2,766	$680

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Certain credit default swaps are used by the Company to hedge against credit-related changes in the value of its investments. In a credit default swap transaction, the Company agrees with another party, at specified intervals, to pay a premium to hedge credit risk. If a credit event, as defined by the contract, occurs, the contract may be cash settled or it may be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. The Company utilizes credit default swaps in non-qualifying hedging relationships.

Credit default swaps are also used to synthetically create credit investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and one or more cash instruments such as U.S. Treasury securities, agency securities or other fixed maturity securities. These credit default swaps are not designated as hedging instruments.

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

TRRs are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the London Inter-Bank Offered Rate (“LIBOR”), calculated by reference to an agreed notional principal amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. The Company uses TRRs to hedge its equity market guarantees in certain of its insurance products. TRRs can be used as hedges or to synthetically create investments. The Company utilizes TRRs in non-qualifying hedging relationships.

Hedging

The following table presents the gross notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	June 30, 2012			December 31, 2011
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
Derivatives Designated as Hedging Instruments		Assets	Liabilities		Assets	Liabilities
	(In millions)
Fair value hedges:
Foreign currency swaps	$122	$—	$18	$598	$188	$19
Interest rate swaps	489	38	8	311	35	6

Subtotal	611	38	26	909	223	25

Cash flow hedges:
Foreign currency swaps	506	41	8	445	31	12
Interest rate swaps	733	155	—	355	96	—
Interest rate forwards	490	116	—	620	128	—

Subtotal	1,729	312	8	1,420	255	12

Total qualifying hedges	$2,340	$350	$34	$2,329	$478	$37

The following table presents the gross notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at:

	June 30, 2012			December 31, 2011
Derivatives Not Designated or Not Qualifying as Hedging Instruments	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$15,486	$1,331	$461	$12,408	$1,287	$421
Interest rate floors	7,986	355	157	7,986	330	152
Interest rate caps	8,613	9	—	10,133	19	—
Interest rate futures	3,564	2	21	3,766	10	1
Interest rate forwards	29	—	—	—	—	—
Foreign currency swaps	706	69	27	749	78	31
Foreign currency forwards	143	5	1	149	9	—
Credit default swaps	2,706	15	17	2,426	18	28
Equity futures	1,374	—	38	1,007	4	—
Equity options	2,869	507	—	2,111	482	—
Variance swaps	2,503	20	26	2,430	51	8
TRRs	130	—	6	129	—	2

Total non-designated or non- qualifying derivatives	$46,109	$2,313	$754	$43,294	$2,288	$643

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Derivative Gains (Losses)

The components of net derivative gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Derivatives and hedging gains (losses) (1)	$517	$9	$(36)	$(94)
Embedded derivatives	65	124	179	71

Total net derivative gains (losses)	$582	$133	$143	$(23)

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.

The following table presents earned income on derivatives for the:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Qualifying hedges:
Net investment income	$1	$—	$1	$1
Interest credited to policyholder account balances	6	12	16	23
Non-qualifying hedges:
Net derivative gains (losses)	47	7	55	17
Policyholder benefits and claims	(2)	—	(2)	—

Total	$52	$19	$70	$41

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
			(In millions)
For the Three Months Ended June 30, 2012:
Interest rate swaps:	Fixed maturity securities	$(2)	$1	$(1)
	Policyholder account balances (“PABs”) (1)	15	(15)	—
Foreign currency swaps:	Foreign-denominated PABs (2)	(44)	40	(4)

Total		$(31)	$26	$(5)

For the Three Months Ended June 30, 2011:
Interest rate swaps:	Fixed maturity securities	$(4)	$3	$(1)
	PABs (1)	5	(5)	—
Foreign currency swaps:	Foreign-denominated PABs (2)	14	(17)	(3)

Total		$15	$(19)	$(4)

For the Six Months Ended June 30, 2012:
Interest rate swaps:	Fixed maturity securities	$(2)	$1	$(1)
	PABs (1)	2	(3)	(1)
Foreign currency swaps:	Foreign-denominated PABs (2)	(32)	24	(8)

Total		$(32)	$22	$(10)

For the Six Months Ended June 30, 2011:
Interest rate swaps:	Fixed maturity securities	$(3)	$2	$(1)
	PABs (1)	—	(1)	(1)
Foreign currency swaps:	Foreign-denominated PABs (2)	36	(43)	(7)

Total		$33	$(42)	$(9)

(1)	Fixed rate liabilities.

(2)	Fixed rate or floating rate liabilities.

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Cash Flow Hedges

The Company designates and accounts for the following as cash flow hedges when they have met the requirements of cash flow hedging: (i) interest rate swaps to convert floating rate investments to fixed rate investments; (ii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments and liabilities; (iii) interest rate forwards and credit forwards to lock in the price to be paid for forward purchases of investments; and (iv) interest rate swaps and interest rate forwards to hedge the forecasted purchases of fixed-rate investments.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date, within two months of that date, or were no longer probable of occurring. There were no amounts reclassified into net derivative gains (losses) for both the three months and six months ended June 30, 2012, related to such discontinued cash flow hedges. The net amounts reclassified into net derivative gains (losses) were $1 million for both the three months and six months ended June 30, 2011, related to such discontinued cash flow hedges.

At June 30, 2012 and December 31, 2011, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed seven years and five years, respectively.

The following table presents the components of accumulated other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Accumulated other comprehensive income (loss), balance at beginning of period	$142	$(132)	$239	$(109)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	187	35	91	14
Amounts reclassified to net derivative gains (losses)	2	(2)	1	(4)

Accumulated other comprehensive income (loss), balance at end of period	$331	$(99)	$331	$(99)

At June 30, 2012, $4 million of deferred net gains (losses) on derivatives in accumulated other comprehensive income (loss) were expected to be reclassified to earnings within the next 12 months.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and comprehensive income and the interim condensed consolidated statements of stockholders’ equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Net Derivative Gains (Losses)	Net Derivative Gains (Losses)
	(In millions)
For the Three Months Ended June 30, 2012:
Interest rate swaps	$96	$—	$—
Foreign currency swaps	19	(2)	—
Interest rate forwards	72	—	(1)
Credit forwards	—	—	—

Total	$187	$(2)	$(1)

For the Three Months Ended June 30, 2011:
Interest rate swaps	$15	$1	$—
Foreign currency swaps	—	—	—
Interest rate forwards	20	—	(8)
Credit forwards	—	1	—

Total	$35	$2	$(8)

For the Six Months Ended June 30, 2012:
Interest rate swaps	$62	$—	$—
Foreign currency swaps	14	(1)	—
Interest rate forwards	15	—	—
Credit forwards	—	—	—

Total	$91	$(1)	$—

For the Six Months Ended June 30, 2011:
Interest rate swaps	$4	$1	$—
Foreign currency swaps	(1)	2	—
Interest rate forwards	11	—	(8)
Credit forwards	—	1	—

Total	$14	$4	$(8)

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

The following tables present the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
For the Three Months Ended June 30, 2012:
Interest rate swaps	$217	$—	$—
Interest rate floors	52	—	—
Interest rate caps	(10)	—	—
Interest rate futures	140	—	—
Equity futures	17	—	7
Foreign currency swaps	10	—	—
Foreign currency forwards	5	—	—
Equity options	48	(1)	—
Interest rate options	(11)	—	—
Interest rate forwards	4	—	—
Variance swaps	11	—	—
Credit default swaps	(14)	—	—

Total	$469	$(1)	$7

For the Three Months Ended June 30, 2011:
Interest rate swaps	$28	$—	$—
Interest rate floors	18	—	—
Interest rate caps	(16)	—	—
Interest rate futures	(11)	—	—
Equity futures	4	—	(1)
Foreign currency swaps	(1)	—	—
Foreign currency forwards	(5)	—	—
Equity options	1	(1)	—
Interest rate options	—	—	—
Interest rate forwards	—	—	—
Variance swaps	(4)	—	—
Credit default swaps	2	—	—

Total	$16	$(1)	$(1)

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
For the Six Months Ended June 30, 2012:
Interest rate swaps	$39	$—	$—
Interest rate floors	20	—	—
Interest rate caps	(12)	—	—
Interest rate futures	79	—	—
Equity futures	(93)	—	(23)
Foreign currency swaps	5	—	—
Foreign currency forwards	3	—	—
Equity options	(73)	(2)	—
Interest rate options	(11)	—	—
Interest rate forwards	2	—	—
Variance swaps	(49)	—	—
Credit default swaps	6	—	—

Total	$(84)	$(2)	$(23)

For the Six Months Ended June 30, 2011:
Interest rate swaps	$4	$—	$—
Interest rate floors	1	—	—
Interest rate caps	(17)	—	—
Interest rate futures	(12)	—	—
Equity futures	4	—	(1)
Foreign currency swaps	2	—	—
Foreign currency forwards	(16)	—	—
Equity options	(21)	(2)	—
Interest rate options	—	—	—
Interest rate forwards	—	—	—
Variance swaps	(10)	—	—
Credit default swaps	2	—	—

Total	$(63)	$(2)	$(1)

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

Credit Derivatives

In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

obligations is zero, was $2.5 billion and $2.1 billion at June 30, 2012 and December 31, 2011, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At June 30, 2012 and December 31, 2011, the Company would have paid $4 million and $11 million, respectively, to terminate all of these contracts.

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2012			December 31, 2011
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$1	$167	3.7	$2	$212	4.3
Credit default swaps referencing indices	7	661	2.6	—	661	3.1

Subtotal	8	828	2.8	2	873	3.4

Baa
Single name credit default swaps (corporate)	(4)	539	4.2	(6)	434	4.6
Credit default swaps referencing indices	(7)	1,124	5.0	(7)	793	4.8

Subtotal	(11)	1,663	4.8	(13)	1,227	4.7

Ba
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—	—	—	—	—

B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	(1)	36	5.0	—	—	—

Subtotal	(1)	36	5.0	—	—	—

Total	$(4)	$2,527	4.1	$(11)	$2,100	4.2

(1)

The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

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

The Company manages its credit risk related to OTC derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange-traded futures are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments. See Note 5 for a description of the impact of credit risk on the valuation of derivative instruments.

The Company enters into various collateral arrangements which require both the pledging and accepting of collateral in connection with its OTC derivative instruments. At June 30, 2012 and December 31, 2011, the Company was obligated to return cash collateral under its control of $1.4 billion and $1.6 billion, respectively. This cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At June 30, 2012 and December 31, 2011, the Company had received collateral consisting of various securities with a fair market value of $592 million and $315 million, respectively, which were held in separate custodial accounts. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at June 30, 2012, none of the collateral had been sold or repledged.

The Company’s collateral arrangements for its OTC derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the fair value of that counterparty’s derivatives reaches a pre-determined threshold. Certain of these arrangements also include credit-contingent provisions that provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of the Company and/or the counterparty. In addition, certain of the Company’s netting agreements for derivative instruments contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit ratings were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivative instruments could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivative instruments.

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

		Estimated Fair Value of Collateral Provided:	Fair Value of Incremental Collateral Provided Upon:
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities (2)	One Notch Downgrade in the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
June 30, 2012	$25	$7	$2	$17
December 31, 2011	$14	$9	$1	$10

(1)	After taking into consideration the existence of netting agreements.

(2)

Included in fixed maturity securities in the consolidated balance sheets. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. At both June 30, 2012 and December 31, 2011, the Company did not provide any cash collateral.

Without considering the effect of netting agreements, the estimated fair value of the Company’s OTC derivatives with credit-contingent provisions that were in a gross liability position at June 30, 2012 was $86 million. At June 30, 2012, the Company provided collateral of $7 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating was downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements were deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at June 30, 2012 would be $79 million. This amount does not consider gross derivative assets of $61 million for which the Company has the contractual right of offset.

The Company also has exchange-traded futures, which may require the pledging of collateral. At both June 30, 2012 and December 31, 2011, the Company did not pledge any securities collateral for exchange-traded futures. At June 30, 2012 and December 31, 2011, the Company provided cash collateral for exchange-traded futures of $123 million and $140 million, respectively, which is included in premiums, reinsurance and other receivables.

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

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	June 30, 2012	December 31, 2011
	(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	$2,846	$2,815
Options embedded in debt or equity securities	(10)	(2)

Net embedded derivatives within asset host contracts	$2,836	$2,813

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	$1,062	$1,363
Assumed guaranteed minimum benefits	5	4
Funds withheld on ceded reinsurance	565	416

Net embedded derivatives within liability host contracts	$1,632	$1,783

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Net derivative gains (losses) (1), (2)	$65	$124	$179	$71

(1)

The valuation of direct and assumed guaranteed minimum benefits includes an adjustment for nonperformance risk. The amounts included in net derivative gains (losses), in connection with this adjustment, were $136 million and ($102) million for the three months and six months ended June 30, 2012, respectively, and $1 million and ($28) million for the three months and six months ended June 30, 2011, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes an adjustment for nonperformance risk. The amounts included in net derivative gains (losses), in connection with this adjustment, were ($292) million and $39 million for the three months and six months ended June 30, 2012, respectively, and ($18) million and $23 million for the three months and six months ended June 30, 2011, respectively.

(2)	See Note 13 for discussion of affiliated net derivative gains (losses) included in the table above.

5. Fair Value

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

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the FVO, were determined as described below. These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	June 30, 2012
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$16,772	$1,522	$18,294
U.S. Treasury and agency securities	4,850	4,306	—	9,156
Foreign corporate securities	—	7,707	698	8,405
RMBS	—	6,159	233	6,392
CMBS	—	2,292	158	2,450
State and political subdivision securities	—	2,253	25	2,278
ABS	—	1,833	289	2,122
Foreign government securities	—	1,309	2	1,311

Total fixed maturity securities	4,850	42,631	2,927	50,408

Equity securities:
Common stock	48	73	22	143
Non-redeemable preferred stock	—	33	91	124

Total equity securities	48	106	113	267

Other securities:
FVO general account securities	—	50	—	50
FVO contractholder-directed unit-linked investments (1)	—	—	—	—

Total other securities	—	50	—	50

Short-term investments (2)	1,837	593	22	2,452
Mortgage loans held by CSEs	—	2,932	—	2,932
Derivative assets: (3)
Interest rate contracts	2	1,821	183	2,006
Foreign currency contracts	—	115	—	115
Credit contracts	—	7	8	15
Equity market contracts	—	507	20	527

Total derivative assets	2	2,450	211	2,663

Net embedded derivatives within asset host contracts (4)	—	—	2,846	2,846
Separate account assets (5)	213	79,246	149	79,608

Total assets	$6,950	$128,008	$6,268	$141,226

Liabilities:
Derivative liabilities: (3)
Interest rate contracts	$21	$612	$14	$647
Foreign currency contracts	—	54	—	54
Credit contracts	—	15	2	17
Equity market contracts	38	6	26	70

Total derivative liabilities	59	687	42	788
Net embedded derivatives within liability host contracts (4)	—	—	1,632	1,632
Long-term debt of CSEs	—	2,849	—	2,849

Total liabilities	$59	$3,536	$1,674	$5,269

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2011
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$15,907	$1,432	$17,339
U.S. Treasury and agency securities	4,326	3,722	—	8,048
Foreign corporate securities	—	7,913	580	8,493
RMBS	—	6,255	239	6,494
CMBS	—	2,080	147	2,227
State and political subdivision securities	—	2,032	23	2,055
ABS	—	1,658	220	1,878
Foreign government securities	—	1,245	2	1,247

Total fixed maturity securities	4,326	40,812	2,643	47,781

Equity securities:
Common stock	51	74	21	146
Non-redeemable preferred stock	—	30	76	106

Total equity securities	51	104	97	252

Other securities:
FVO general account securities	—	49	—	49
FVO contractholder-directed unit-linked investments	3,616	—	—	3,616

Total other securities	3,616	49	—	3,665

Short-term investments (2)	865	1,684	10	2,559
Mortgage loans held by CSEs	—	3,138	—	3,138
Derivative assets: (3)
Interest rate contracts	10	1,708	187	1,905
Foreign currency contracts	—	306	—	306
Credit contracts	—	12	6	18
Equity market contracts	4	482	51	537

Total derivative assets	14	2,508	244	2,766

Net embedded derivatives within asset host contracts (4)	—	—	2,815	2,815
Separate account assets (5)	185	72,244	130	72,559

Total assets	$9,057	$120,539	$5,939	$135,535

Liabilities:
Derivative liabilities: (3)
Interest rate contracts	$1	$566	$13	$580
Foreign currency contracts	—	62	—	62
Credit contracts	—	21	7	28
Equity market contracts	—	2	8	10

Total derivative liabilities	1	651	28	680

Net embedded derivatives within liability host contracts (4)	—	—	1,783	1,783
Long-term debt of CSEs	—	3,065	—	3,065

Total liabilities	$1	$3,716	$1,811	$5,528

(1)	During June 2012, the Company disposed of MetLife Europe which held the FVO contractholder-directed unit-linked investments. See Note 2 for discussion of this disposition.

(2)

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

(4)

Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within PABs and other liabilities in the consolidated balance sheets. At June 30, 2012, fixed maturity securities and equity securities also included embedded derivatives of $0 and ($10) million, respectively. At December 31, 2011, fixed maturity securities and equity securities included embedded derivatives of $1 million and ($3) million, respectively.

(5)

Separate account assets are measured at estimated fair value. Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

Investments

On behalf of the Company’s chief investment officer and chief financial officer, a pricing and valuation committee that is independent of the trading and investing functions and comprised of senior management, provides oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a monthly basis, this committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time and provides oversight of the selection of independent third party pricing providers and the controls and procedures to evaluate third party pricing. Periodically, the chief accounting officer reports to the audit committee on compliance with fair value accounting standards.

The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by reviewing such pricing with the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 0.5% of the total estimated fair value of fixed maturity securities and represent 7% of the total estimated fair value of Level 3 fixed maturity securities.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company also applies a formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If prices received from independent pricing services are not considered reflective of market activity or representative of estimated fair value, independent non-binding broker quotations are obtained, or an internally developed valuation is prepared. Internally developed valuations of current estimated fair value, which reflect internal estimates of liquidity and nonperformance risks, compared with pricing received from the independent pricing services, did not produce material differences in the estimated fair values for the majority of the portfolio; accordingly, overrides have not been material. This is, in part, because internal estimates of liquidity and nonperformance risks are generally based on available market evidence and estimates used by other market participants. In the absence of such market-based evidence, management’s best estimate is used.

Securities, Short-term Investments and Long-term Debt of CSEs

When available, the estimated fair value of fixed maturity securities, equity securities, other securities and short-term investments are based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management’s judgment.

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

The estimated fair value of long-term debt of CSEs is determined on a basis consistent with the methodologies described herein for securities.

The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings.

Level 2 Measurements:

This level includes fixed maturity securities and equity securities priced principally by independent pricing services using observable inputs. Other securities and short-term investments within this level are of a similar nature and class to the Level 2 fixed maturity securities and equity securities described below.

U.S. corporate and foreign corporate securities

These securities are principally valued using the market and income approaches. Valuations are based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques that use standard market observable inputs such as benchmark yields, spreads off benchmark yields, new issuances, issuer rating, duration, and trades of identical or comparable securities. Investment

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

grade privately placed securities are valued using discounted cash flow (“DCF”) methodologies using standard market observable inputs, and inputs derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer. This level also includes certain below investment grade privately placed fixed maturity securities priced by independent pricing services that use observable inputs.

U.S. Treasury and agency securities

These securities are principally valued using the market approach. Valuation is based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques using standard market observable inputs such as benchmark U.S. Treasury yield curve, the spread off the U.S. Treasury yield curve for the identical security and comparable securities that are actively traded.

Foreign government and state and political subdivision securities

These securities are principally valued using the market approach. Valuation is based primarily on matrix pricing or other similar techniques using standard market observable inputs including benchmark U.S. Treasury yield or other yields, issuer ratings, broker-dealer quotes, issuer spreads and reported trades of similar securities, including those within the same sub-sector or with a similar maturity or credit rating.

Structured securities comprised of RMBS, CMBS and ABS

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

Common and non-redeemable preferred stock

These securities are principally valued using the market approach where market quotes are available but are not considered actively traded. Valuation is based principally on observable inputs including quoted prices in markets that are not considered active.

Level 3 Measurements:

In general, fixed maturity securities and equity securities classified within Level 3 use many of the same valuation techniques and inputs as described in Level 2 Measurements. However, if key inputs are unobservable, or if the investments are less liquid and there is very limited trading activity, the investments are generally classified as Level 3. The use of independent non-binding broker quotations to value investments generally indicates there is a lack of liquidity or a lack of transparency in the process to develop the valuation estimates generally causing these investments to be classified in Level 3.

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

U.S. corporate and foreign corporate securities

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

Foreign government and state and political subdivision securities

These securities are principally valued using the market approach. Valuation is based primarily on independent non-binding broker quotations and inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2.

Structured securities comprised of RMBS, CMBS and ABS

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

Common and non-redeemable preferred stock

These securities, including privately held securities and financial services industry hybrid securities classified within equity securities, are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing, DCF methodologies or other similar techniques using inputs such as comparable credit rating and issuance structure. Certain of these securities are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2 and independent non-binding broker quotations.

Mortgage Loans Held by CSEs

The Company consolidates certain securitization entities that hold mortgage loans.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Level 2 Measurements:

These investments are principally valued using the market approach. The principal market for these investments is the securitization market. The Company uses the quoted securitization market price of the obligations of the CSEs to determine the estimated fair value of these commercial loan portfolios. These market prices are determined principally by independent pricing services using observable inputs.

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

Level 2 Measurements:

These assets are comprised of investments that are similar in nature to the instruments described under “— Securities, Short-term Investments and Long-term Debt of CSEs.” Also included are certain mutual funds without readily determinable fair values given prices are not published publicly. Valuation of the mutual funds is based upon quoted prices or reported net asset values (“NAVs”) provided by the fund managers.

Level 3 Measurements:

These assets are comprised of investments that are similar in nature to the instruments described under “— Securities, Short-term Investments and Long-term Debt of CSEs.” Separate account assets within this level also include other limited partnership interests. Other limited partnership interests are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables which may impact the exit value of the particular partnership interest.

Derivatives

The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives or through the use of pricing models for OTC derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. The valuation process for derivatives is described above in “— Investments.”

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

Most inputs for OTC derivatives are mid-market inputs but, in certain cases, bid level inputs are used when they are deemed more representative of exit value. Market liquidity, as well as the use of different methodologies, assumptions and inputs, may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.

Freestanding Derivatives

Level 2 Measurements:

This level includes all types of derivative instruments utilized by the Company with the exception of exchange-traded derivatives included within Level 1 and those derivative instruments with unobservable inputs as described in Level 3. These derivatives are principally valued using the income approach.

Interest rate contracts

Non-option-based. — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve and LIBOR basis curves.

Option-based. — Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves and interest rate volatility.

Foreign currency contracts

Non-option-based. — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates and cross currency basis curves.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit contracts

Non-option-based. — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves and recovery rates.

Equity market contracts

Non-option-based. — Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels and dividend yield curves.

Option-based. — Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves and equity volatility.

Level 3 Measurements:

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

Interest rate contracts

Non-option-based. — Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve and LIBOR basis curves.

Credit contracts

Non-option-based. — Significant unobservable inputs may include credit spreads, repurchase rates and the extrapolation beyond observable limits of the swap yield curve and credit curves. Certain of these derivatives are valued based on independent non-binding broker quotations.

Equity market contracts

Non-option-based. — Significant unobservable inputs may include the extrapolation beyond observable limits of dividend yield curves.

Embedded Derivatives

Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees and embedded derivatives related to funds withheld on ceded reinsurance. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.

The Company issues and assumes certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and certain GMIBs are embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within PABs in the consolidated balance sheets.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The fair value of these embedded derivatives, estimated as the present value of projected future benefits minus the present value of projected future fees using actuarial and capital market assumptions including expectations concerning policyholder behavior, is calculated by the Company’s actuarial department. The calculation is based on in-force business, and is performed using standard actuarial valuation software which projects future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios using observable risk free rates.

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

The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Securities, Short-term Investments and Long-term Debt of CSEs.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities in the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

Embedded Derivatives Within Asset and Liability Host Contracts

Level 3 Measurements:

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

Reinsurance Ceded on Certain Guaranteed Minimum Benefits

These embedded derivatives are principally valued using the income approach. The valuation techniques and significant market standard unobservable inputs used in their valuation are similar to those described above in “— Direct and Assumed Guaranteed Minimum Benefits” and also include counterparty credit spreads.

Transfers between Levels:

Overall, transfers between levels occur when there are changes in the observability of inputs and market activity. Transfers into or out of any level are assumed to occur at the beginning of the period.

Transfers between Levels 1 and 2:

During the three months and six months ended June 30, 2012, there were no transfers between Levels 1 and 2. During the three months and six months ended June 30, 2011, transfers between Levels 1 and 2 were not significant. Any amounts for transfers between Levels 1 and 2 relate to assets and liabilities measured at estimated fair value and still held at June 30, 2012 and 2011.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Transfers into or out of Level 3:

Transfers into or out of Level 3 are presented in the tables which follow. Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable.

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

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table presents certain quantitative information about the significant unobservable inputs used in the fair value measurement for the more significant asset and liability classes measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average

Fixed maturity securities:

U.S. corporate and foreign corporate securities	• Matrix pricing	• Delta spread adjustments (1)	(100)	–	420	51
		• Illiquidity premium (1)	30	–	30
		• Spreads from below investment grade curves (1)	(158)	–	1,776	538
	• Consensus pricing	• Offered quotes (2)	—	–	200

RMBS	• Market pricing	• Quoted prices (2)	100	–	300	200

CMBS	• Matrix pricing and DCF	• Spreads from below investment grade curves (1)	—	–	18,555	9,838

ABS	• Matrix pricing and DCF	• Spreads from below investment grade curves (1)	—	–	31,443	5,587
	• Market pricing	• Quoted prices (2)	97	–	300	192
	• Consensus pricing	• Offered quotes (2)	—	–	107

Foreign government securities	• Consensus pricing	• Offered quotes (2)	192	–	198

Derivatives:

Interest rate contracts	• Present value techniques	• Swap yield (1)	228	–	340

Credit contracts	• Present value techniques	• Credit spreads (1)	—	–	100
	• Consensus pricing	• Offered quotes (3)

Equity market contracts	• Present value techniques	• Volatility	19%	–	30%

Embedded derivatives:

Direct and ceded guaranteed minimum benefits	• Option pricing techniques	• Mortality rates:
		Ages 0 - 40	0%	–	0.10%
		Ages 41 - 60	0.05%	–	0.64%
		Ages 61 - 115	0.32%	–	100%

		• Lapse rates:
		Durations 1 - 10	0.50%	–	100%
		Durations 11 - 20	3%	–	100%
		Durations 21 - 116	3%	–	100%

		• Utilization rates (4)	20%	–	50%
		• Withdrawal rates	0.07%	–	10%
		• Long-term equity volatilities	17.40%	–	25%
		• Nonperformance risk spread	0.35%	–	1.05%

(1)	For this unobservable input, range and weighted average are presented in basis points.

(2)	For this unobservable input, range and weighted average are presented in accordance with the market convention for fixed maturity securities of dollars per hundred dollars of par.

(3)	At June 30, 2012, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

(4)	This range is attributable to certain GMIB and lifetime withdrawal benefits.

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement for other types of financial instruments classified within Level 3. These financial instruments

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

are subject to the controls described under “— Investments.” Generally, equity securities, other securities, short-term investments and securities included within separate account assets and embedded derivatives within funds withheld related to certain ceded reinsurance classified within Level 3 use the same valuation techniques and significant unobservable inputs as previously described for fixed maturity securities. This includes matrix pricing and DCF methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations.

A description of the sensitivity of the estimated fair value to changes in the significant unobservable inputs for certain of the major asset and liability classes described above is as follows:

U.S. corporate and foreign corporate securities

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

Foreign government securities

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

Structured securities comprised of RMBS, CMBS and ABS

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

Interest rate contracts

Significant increases (decreases) in the unobservable portion of the swap yield curve in isolation will result in substantial valuation changes.

Credit contracts

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

Equity market contracts

Significant decreases in the equity volatility in isolation will adversely impact overall valuation, while significant increases in equity volatility will result in substantial valuation increases.

Direct and ceded guaranteed minimum benefits

For any increase (decrease) in mortality and lapse rates, the fair value of the guarantees will decrease (increase). For any increase (decrease) in utilization and volatility, the fair value of the guarantees will increase (decrease). Specifically for GMWBs, for any increase (decrease) in withdrawal rates, the fair value of the guarantees will increase (decrease). Specifically for GMABs and GMIBs, for any increase (decrease) in withdrawal rates, the fair value of the guarantees will decrease (increase).

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), including realized and unrealized gains (losses) of all assets and (liabilities) and realized and unrealized gains (losses) of all assets and (liabilities) still held at the end of the respective periods:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	U.S. Treasury and Agency Securities	Foreign Corporate Securities	RMBS	CMBS	State and Political Subdivision Securities	ABS	Foreign Government Securities
	(In millions)
Three Months Ended June 30, 2012:
Balance, beginning of period	$1,493	$—	$622	$356	$152	$25	$257	$2
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	2	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	(6)	(3)	(1)	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	14	—	19	9	1	—	—	—
Purchases (3)	30	—	77	1	20	—	52	—
Sales (3)	(31)	—	(11)	(99)	(19)	—	(1)	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	17	—	37	—	15	—	—	—
Transfers out of Level 3 (4)	(3)	—	(40)	(31)	(10)	—	(19)	—

Balance, end of period	$1,522	$—	$698	$233	$158	$25	$289	$2

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2012 included in net income (loss):
Net investment income	$2	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$(6)	$(2)	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (5)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate Contracts	Credit Contracts	Equity Market Contracts	Net Embedded Derivatives (6)	Separate Account Assets (7)
	(In millions)
Three Months Ended June 30, 2012:
Balance, beginning of period	$25	$92	$20	$95	$9	$(17)	$1,148	$149
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	22	(3)	11	69	—
Other comprehensive income (loss)	(1)	(1)	—	71	—	—	—	—
Purchases (3)	—	—	22	—	—	—	—	1
Sales (3)	(2)	—	(20)	—	—	—	—	(1)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(19)	—	—	(3)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	—

Balance, end of period	$22	$91	$22	$169	$6	$(6)	$1,214	$149

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2012 included in net income (loss):
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$19	$(3)	$11	$72	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	U.S. Treasury and Agency Securities	Foreign Corporate Securities	RMBS (8)	CMBS	State and Political Subdivision Securities	ABS (8)	Foreign Government Securities
	(In millions)
Three Months Ended June 30, 2011:
Balance, beginning of period	$1,428	$32	$782	$255	$152	$32	$324	$2
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	1	—	—	—	—	—
Net investment gains (losses)	4	—	(19)	(2)	2	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	12	—	18	(2)	—	(7)	(1)	—
Purchases (3)	64	—	293	5	18	—	4	—
Sales (3)	(42)	—	(286)	(2)	(9)	—	(18)	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	3	—	11	—	—	—	—	—
Transfers out of Level 3 (4)	(24)	(32)	(44)	(4)	(8)	—	(232)	—

Balance, end of period	$1,445	$—	$756	$250	$155	$25	$77	$2

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2011 included in net income (loss):
Net investment income	$—	$—	$1	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$(6)	$(2)	$—	$—	$(1)	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (5)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate Contracts	Credit Contracts	Equity Market Contracts	Net Embedded Derivatives (6)	Separate Account Assets (7)
	(In millions)
Three Months Ended June 30, 2011:
Balance, beginning of period	$31	$219	$82	$(75)	$11	$6	$647	$130
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	(24)	—	—	—	—	—	(1)
Net derivative gains (losses)	—	—	—	1	—	(4)	126	—
Other comprehensive income (loss)	1	24	—	12	—	—	—	—
Purchases (3)	—	—	58	—	—	—	—	2
Sales (3)	—	(98)	(48)	—	—	—	—	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	(1)	—	9	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	(1)

Balance, end of period	$32	$121	$92	$(62)	$10	$2	$782	$130

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2011 included in net income (loss):
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(5)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$1	$—	$(4)	$126	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	U.S. Treasury and Agency Securities	Foreign Corporate Securities	RMBS	CMBS	State and Political Subdivision Securities	ABS	Foreign Government Securities
	(In millions)
Six Months Ended June 30, 2012:
Balance, beginning of period	$1,432	$—	$580	$239	$147	$23	$220	$2
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	3	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	(8)	(2)	(2)	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	(2)	—	20	16	6	2	1	—
Purchases (3)	122	—	80	—	21	—	95	—
Sales (3)	(55)	—	(16)	(20)	(29)	—	(9)	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	27	—	53	—	15	—	—	—
Transfers out of Level 3 (4)	(5)	—	(11)	—	—	—	(18)	—

Balance, end of period	$1,522	$—	$698	$233	$158	$25	$289	$2

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2012 included in net income (loss):
Net investment income	$4	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$(6)	$(2)	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (5)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate Contracts	Credit Contracts	Equity Market Contracts	Net Embedded Derivatives (6)	Separate Account Assets (7)
	(In millions)
Six Months Ended June 30, 2012:
Balance, beginning of period	$21	$76	$10	$174	$(1)	$43	$1,032	$130
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	(3)	—	—	—	—	—	—	19
Net derivative gains (losses)	—	—	—	10	7	(49)	181	—
Other comprehensive income (loss)	4	15	—	14	—	—	—	—
Purchases (3)	—	—	22	—	—	—	—	2
Sales (3)	—	—	(10)	—	—	—	—	(2)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(29)	—	—	1	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	—

Balance, end of period	$22	$91	$22	$169	$6	$(6)	$1,214	$149

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2012 included in net income (loss):
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$(3)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$7	$7	$(49)	$186	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	U.S. Treasury and Agency Securities	Foreign Corporate Securities	RMBS (8)	CMBS	State and Political Subdivision Securities	ABS (8)	Foreign Government Securities
	(In millions)
Six Months Ended June 30, 2011:
Balance, beginning of period	$1,510	$34	$880	$282	$130	$32	$321	$14
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	2	—	1	—	—	—	—	—
Net investment gains (losses)	3	—	(17)	(2)	—	—	(6)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	21	—	35	1	17	(7)	7	—
Purchases (3)	88	—	296	—	18	—	16	—
Sales (3)	(91)	(1)	(392)	(15)	(10)	—	(34)	(12)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3(4)	3	—	11	—	—	—	—	—
Transfers out of Level 3(4)	(91)	(33)	(58)	(16)	—	—	(227)	—

Balance, end of period	$1,445	$—	$756	$250	$155	$25	$77	$2

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2011 included in net income (loss):
Net investment income	$2	$—	$1	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$(6)	$(2)	$—	$—	$(3)	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Short-term Investments	Net Derivatives: (5)			Net Embedded Derivatives (6)	Separate Account Assets (7)
	Common Stock	Non- redeemable Preferred Stock		Interest Rate Contracts	Credit Contracts	Equity Market Contracts
	(In millions)
Six Months Ended June 30, 2011:
Balance, beginning of period	$22	$214	$173	$(61)	$11	$12	$677	$133
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	1	(24)	(1)	—	—	—	—	(5)
Net derivative gains (losses)	—	—	—	2	1	(10)	73	—
Other comprehensive income (loss)	5	28	—	4	—	—	—	—
Purchases (3)	9	—	92	—	—	—	—	3
Sales (3)	(5)	(97)	(172)	—	—	—	—	(1)
Issuances (3)	—	—	—	—	(1)	—	—	—
Settlements (3)	—	—	—	—	(1)	—	32	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	(7)	—	—	—	—

Balance, end of period	$32	$121	$92	$(62)	$10	$2	$782	$130

Changes in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2011 included in net income (loss):
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(5)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$2	$1	$(10)	$75	$—

(1)

Amortization of premium/discount is included within net investment income. Impairments charged to earnings on securities are included in net investment gains (losses). Lapses associated with net embedded derivatives are included in net derivative gains (losses).

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

Fair Value Option

Assets and Liabilities Held by CSEs

The Company has elected the FVO for the following assets and liabilities held by CSEs: commercial mortgage loans and long-term debt. The following table presents these commercial mortgage loans accounted for under the FVO at:

	June 30, 2012	December 31, 2011
	(In millions)
Unpaid principal balance	$2,814	$3,019
Difference between estimated fair value and unpaid principal balance	118	119

Carrying value at estimated fair value	$2,932	$3,138

The following table presents the long-term debt accounted for under the FVO related to commercial mortgage loans at:

	June 30, 2012	December 31, 2011
	(In millions)
Contractual principal balance	$2,719	$2,925
Difference between estimated fair value and unpaid principal balance	130	140

Carrying value at estimated fair value	$2,849	$3,065

Interest income on commercial mortgage loans held by CSEs is recorded in net investment income. Interest expense on long-term debt of CSEs is recorded in other expenses. Gains and losses from initial measurement, subsequent changes in estimated fair value and gains or losses on sales of both the commercial mortgage loans and the long-term debt are recognized in net investment gains (losses). See Note 3.

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

	Three Months Ended June 30,
	2012			2011
	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$8	$12	$4	$—	$8	$8
Other limited partnership interests (2)	$5	$4	$(1)	$3	$2	$(1)
Real estate joint ventures (3)	$—	$—	$—	$—	$—	$—

	Six Months Ended June 30,
	2012			2011
	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$8	$12	$4	$—	$8	$8
Other limited partnership interests (2)	$6	$4	$(2)	$3	$2	$(1)
Real estate joint ventures (3)	$5	$2	$(3)	$—	$—	$—

(1)

Mortgage loans — These impaired mortgage loans are written down to their estimated fair values which are reported as losses. Subsequent improvements in estimated fair value on previously impaired loans recorded through a reduction in the previously established valuation allowance are reported as gains. Estimated fair values for impaired mortgage loans are based on market prices or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, on the estimated fair value of the underlying collateral, or the present value of the expected future cash flows.

(2)

Other limited partnership interests — These impaired investments were accounted for using the cost method. Impairments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. The estimated fair values of these investments have been determined using NAV data. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments were $2 million and less than $1 million at June 30, 2012 and 2011, respectively.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(3)

Real estate joint ventures — These impaired investments were accounted for using the cost method. Impairments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities. These investments include several real estate funds that typically invest primarily in commercial real estate. The estimated fair values of these investments have been determined using NAV data. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments were $3 million at June 30, 2012. There were no unfunded commitments for these investments at June 30, 2011.

Fair Value of Financial Instruments

The tables below exclude certain financial instruments. The excluded financial instruments are as follows: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions and those short-term investments that are not securities, such as time deposits, and are excluded from the preceding three level hierarchy table. The estimated fair value of these financial instruments, which are primarily classified in Level 2, approximate carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. The table below also excludes financial instruments reported at estimated fair value on a recurring basis. See “— Recurring Fair Value Measurements.” All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.

The carrying values, estimated fair values and, for June 30, 2012, their corresponding placement in the fair value hierarchy, for such financial instruments, are summarized as follows:

	June 30, 2012
		Fair Value Measurements at Reporting Date Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
	(In millions)
Assets:
Mortgage loans, net	$6,463	$—	$—	$6,859	$6,859
Policy loans	$1,232	$—	$863	$475	$1,338
Real estate joint ventures	$61	$—	$—	$105	$105
Other limited partnership interests	$101	$—	$—	$121	$121
Other invested assets	$430	$—	$—	$511	$511
Premiums, reinsurance and other receivables	$5,972	$—	$123	$6,813	$6,936
Liabilities:
PABs	$22,851	$—	$—	$24,533	$24,533
Long-term debt	$792	$—	$961	$—	$961
Other liabilities	$379	$—	$230	$149	$379
Separate account liabilities	$1,286	$—	$1,286	$—	$1,286
Commitments: (1)
Mortgage loan commitments	$—	$—	$—	$5	$5
Commitments to fund bank credit facilities and private corporate bond investments	$—	$—	$5	$—	$5

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2011
	Carrying Value	Estimated Fair Value
	(In millions)
Assets:
Mortgage loans, net	$6,662	$6,946
Policy loans	$1,203	$1,307
Real estate joint ventures	$69	$107
Other limited partnership interests	$98	$126
Other invested assets	$430	$477
Premiums, reinsurance and other receivables	$5,973	$6,880
Liabilities:
PABs	$23,144	$24,732
Long-term debt	$792	$970
Other liabilities	$224	$224
Separate account liabilities	$1,240	$1,240
Commitments: (1)
Mortgage loan commitments	$—	$—
Commitments to fund bank credit facilities and private corporate bond investments	$—	$7

(1)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities. See Note 9 for additional information on these off-balance sheet obligations.

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

Long-term Debt

The estimated fair values of long-term debt are principally valued using market standard valuation methodologies. Valuations are based primarily on quoted prices in markets that are not active or using matrix pricing or other similar techniques that use standard market observable inputs such as quoted prices in markets that are not active and observable yields and spreads in the market. Instruments valued using DCF methodologies use standard market observable inputs including market yield curve, duration, observable prices and spreads for similar publicly traded or privately traded issues.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Other Liabilities

Other liabilities consist primarily of interest payable, amounts due for securities purchased but not yet settled and funds withheld amounts payable, which are contractually withheld by the Company in accordance with the terms of the reinsurance agreements and are recorded using the deposit method of accounting. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which are not materially different from the carrying values.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6.  Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and value of business acquired (“VOBA”) was as follows:

	Six Months Ended June 30,
	2012			2011
	DAC	VOBA	Total	DAC	VOBA	Total
			(In millions)
Balance, beginning of period	$3,182	$1,006	$4,188	$2,705	$1,686	$4,391
Capitalizations	494	—	494	631	—	631

Subtotal	3,676	1,006	4,682	3,336	1,686	5,022

Amortization related to:
Net investment gains (losses)	(65)	(3)	(68)	(52)	1	(51)
Other expenses	(280)	(106)	(386)	(214)	(137)	(351)

Total amortization	(345)	(109)	(454)	(266)	(136)	(402)

Unrealized investment gains (losses)	(19)	(78)	(97)	(14)	(68)	(82)
Disposition and other (1)	(159)	—	(159)	2	—	2

Balance, end of period	$3,153	$819	$3,972	$3,058	$1,482	$4,540

(1)	See Note 2 for discussion of the disposition.

Amortization of DAC and VOBA is attributed to both investment gains and losses and to other expenses for the amount of gross margins or profits originating from transactions other than investment gains and losses. Unrealized investment gains and losses represent the amount of DAC and VOBA that would have been amortized if such gains and losses had been recognized.

See Note 1 for information on the retrospective application of the adoption of new accounting guidance related to DAC.

Information regarding DAC and VOBA by segment, as well as Corporate & Other, was as follows:

	DAC		VOBA		Total
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(In millions)
Retail	$3,145	$3,042	$819	$1,005	$3,964	$4,047
Corporate Benefit Funding	8	12	—	1	8	13
Corporate & Other	—	128	—	—	—	128

Total	$3,153	$3,182	$819	$1,006	$3,972	$4,188

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7.  Goodwill

In the first quarter of 2012, the Company reorganized its business into two segments: Retail and Corporate Benefit Funding. See Note 12 for a discussion of the Company’s new segments. As a result of the reorganization, the Company reallocated goodwill from the former segments to the new segments as shown in the below table under “Goodwill Transfers.”

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

The following table presents the changes in the carrying amount of goodwill in each of the Company’s segments, as well as Corporate & Other, and the balances at:

	December 31, 2011	Goodwill Transfers	June 30, 2012
	(In millions)
2011
Insurance Products	$22	$(22)	$—
Retirement Products	219	(219)	—
Corporate Benefit Funding	307	(307)	—
Corporate & Other	405	(405)	—
2012
Retail	—	236	236
Corporate Benefit Funding	—	307	307
Corporate & Other	—	410	410

Total	$953	$—	$953

The Company had no accumulated goodwill impairment at June 30, 2012. In 2012, Corporate & Other includes goodwill associated with the non-medical health business (see Note 12).

8.  Insurance

Insurance Liabilities

Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, were as follows:

	Future Policy Benefits		Policyholder Account Balances		Other Policy-Related Balances
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(In millions)
Retail	$5,689	$5,175	$28,994	$30,001	$2,727	$2,577
Corporate Benefit Funding	14,401	14,028	8,621	8,375	16	14
Corporate & Other (1)	5,973	6,280	1	3,699	346	398

Total	$26,063	$25,483	$37,616	$42,075	$3,089	$2,989

(1)	See Note 2 for discussion of a disposition.

See Note 13 for discussion of affiliated reinsurance liabilities included in the table above.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Guarantees

As discussed in Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report, the Company issues variable annuity products with guaranteed minimum benefits. The non-life-contingent portion of GMWB, GMAB and the portion of certain GMIB that does not require annuitization are accounted for as embedded derivatives in PABs. These guarantees are recorded at estimated fair value with changes in estimated fair value recorded in net derivative gains (losses), and are excluded from the net amount at risk and other disclosures below.

Based on the type of guarantee, the Company defines net amount at risk as listed below.

•

In the Event of Death — Defined as the guaranteed minimum death benefit less the total contract account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.

•

At Annuitization — Defined as the amount (if any) that would be required to be added to the total contract account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents the Company’s potential economic exposure to such guarantees in the event all contractholders were to annuitize on the balance sheet date, even though the contracts contain terms that only allow annuitization of the guaranteed amount after the 10th anniversary of the contract, which not all contractholders have achieved.

•

Universal and Variable Life Contracts — Defined as the guarantee amount less the account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.

These amounts include direct business, but exclude offsets from hedging or reinsurance, if any. As discussed in Note 8 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report, the Company has reinsured substantially all of these living and death benefit guarantees associated with its variable annuities issued since 2006 to an affiliated reinsurer, and certain portions of the living and death benefit guarantees associated with its variable annuities issued prior to 2006 to affiliated and unaffiliated reinsurers. Therefore, the net amounts at risk presented below reflect the economic exposures of the living and death benefit guarantees associated with the variable annuities, but not necessarily their impact to the Company.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts was as follows:

	June 30, 2012		December 31, 2011
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value	$83,063	$46,654	$76,550	$41,713
Separate account value	$77,613	$44,858	$70,635	$39,454
Net amount at risk	$4,326	$1,781(2)	$5,515	$1,444(2)
Average attained age of contractholders	63 years	63 years	62 years	62 years

	June 30, 2012	December 31, 2011
	Secondary Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$5,559	$5,177
Net amount at risk	$83,991	$80,477
Average attained age of policyholders	58 years	58 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)

The Company has previously disclosed the net amount at risk based on the excess of the benefit base over the contractholder’s total contract account value on the balance sheet date. Such amounts were $6.3 billion and $6.6 billion at June 30, 2012 and December 31, 2011, respectively. The Company has provided, in the table above, the net amount as risk as defined above. The Company believes that this definition is more representative of the potential economic exposures of these guarantees as the contractholders do not have access to this difference other than through annuitization.

See Note 7 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report.

9.  Contingencies, Commitments and Guarantees

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

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for some of the matters below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2012.

Matters as to Which an Estimate Can Be Made

For some of the matters discussed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of June 30, 2012, the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material for the Company.

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

A former Tower Square Securities, Inc. (“Tower Square”) financial services representative is alleged to have misappropriated funds from customers. The Illinois Securities Division, the U.S. Postal Inspector, the Internal Revenue Service, the Financial Industry Regulatory Authority, Inc. and the U.S. Attorney’s Office have

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

conducted inquiries. Tower Square has made remediation to all the affected customers. The Illinois Securities Division has issued a Statement of Violations to Tower Square, and Tower Square is conducting discussions with the Illinois Securities Division.

Unclaimed Property Inquiries

In April 2012, MetLife, for itself and on behalf of entities including MetLife Insurance Company of Connecticut, reached agreements with representatives of the U.S. jurisdictions that were conducting audits of MetLife and certain of its affiliates for compliance with unclaimed property laws, and with state insurance regulators directly involved in a multistate targeted market conduct examination relating to claim-payment practices and compliance with unclaimed property laws. The effectiveness of each agreement was conditioned upon the approval of a specified number of jurisdictions. In each case, the threshold for effectiveness has been reached. Pursuant to the agreements, MetLife will, among other things, take specified action to identify liabilities under life insurance, annuity, and retained asset contracts, to adopt specified procedures for seeking to contact and pay owners of the identified liabilities, and, to the extent that it is unable to locate such owners, to escheat these amounts with interest at a specified rate to the appropriate states. Additionally, MetLife has agreed to accelerate the final date of certain industrial life policies and to escheat unclaimed benefits of such policies. It is possible that other jurisdictions may pursue similar exams or audits and that such exams or audits may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to the Company’s procedures. The Company is not currently able to estimate these additional possible costs.

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

Commitments

 Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.1 billion and $1.2 billion at June 30, 2012 and December 31, 2011, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

 Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $191 million and $167 million at June 30, 2012 and December 31, 2011, respectively.

 Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $195 million and $248 million at June 30, 2012 and December 31, 2011, respectively.

 Other Commitments

The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At June 30, 2012 and December 31, 2011, the Company had agreed to fund up to $86 million and $90 million, respectively, of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $107 million and $109 million, respectively, to custody accounts to secure the notes. Each of these affiliates is permitted by contract to sell or repledge this collateral.

Guarantees

The Company has provided a guarantee on behalf of MetLife International Insurance Company, Ltd. (“MLII”), a former affiliate, that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $241 million and $272 million at June 30, 2012 and December 31, 2011, respectively. The Company does not hold any collateral related to this guarantee, but has a recorded liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at both June 30, 2012 and December 31, 2011. The remainder of the risk was ceded to external reinsurers.

10. Equity

Dividend Restrictions

During June 2012, the Company distributed all of the issued and outstanding shares of common stock of MetLife Europe to MetLife as an in-kind extraordinary dividend of $202 million, as calculated on a statutory basis. Regulatory approval for this extraordinary dividend was obtained due to the timing of payment. Remaining dividends permitted to be paid in 2012 without regulatory approval total $302 million. See Note 2.

See Note 12 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for additional information on dividend restrictions.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11. Other Expenses

Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Compensation	$83	$76	$176	$151
Commissions	246	368	526	674
Volume-related costs	39	44	98	82
Affiliated interest costs on ceded reinsurance	98	51	147	105
Capitalization of DAC	(217)	(349)	(494)	(631)
Amortization of DAC and VOBA	416	302	454	402
Interest expense on debt and debt issuance costs	59	110	119	220
Premium taxes, licenses and fees	16	13	40	28
Professional services	6	20	12	29
Rent	8	8	17	15
Other	133	96	249	179

Total other expenses	$887	$739	$1,344	$1,254

Capitalization of DAC and Amortization of DAC and VOBA

See Note 6 for DAC and VOBA by segment and a rollforward of each including impacts of capitalization and amortization. See Note 1 for information on the retrospective application of the adoption of new accounting guidance related to DAC.

Affiliated Expenses

Commissions, capitalization of DAC and amortization of DAC include the impact of affiliated reinsurance transactions. See Note 13 for a discussion of affiliated expenses included in the table above.

12.  Segment Information

As announced in November 2011, MetLife reorganized its business into three broad geographic regions. As a result, in the first quarter of 2012, the Company reorganized into two segments: Retail and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. Prior period results have been revised in connection with this reorganization.

The Retail segment offers a broad range of protection products and a variety of annuities primarily to individuals, and is organized into two businesses: Annuities and Life. Annuities include a variety of variable and fixed annuities which provide for both asset accumulation and asset distribution needs. Life insurance products include variable life, universal life, term life and whole life products. Additionally, through our broker-dealer affiliates, we offer a full range of mutual funds and other securities products.

The Corporate Benefit Funding segment includes an array of annuity and investment products, including guaranteed interest products and other stable value products, income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This segment also includes certain products to fund company-, bank- or trust-owned life insurance used to finance non-qualified benefit programs for executives.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other for the three months and six months ended June 30, 2012 and 2011. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.

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

	Operating Earnings				Adjustments	Total Consolidated
Three Months Ended June 30, 2012	Retail	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Revenues
Premiums	$116	$236	$54	$406	$—	$406
Universal life and investment-type product policy fees	528	7	6	541	34	575
Net investment income	383	317	60	760	(104)	656
Other revenues	123	2	—	125	—	125
Net investment gains (losses)	—	—	—	—	71	71
Net derivative gains (losses)	—	—	—	—	582	582

Total revenues	1,150	562	120	1,832	583	2,415

Expenses
Policyholder benefits and claims	169	369	50	588	48	636
Interest credited to policyholder account balances	235	41	—	276	(109)	167
Capitalization of DAC	(204)	—	(13)	(217)	—	(217)
Amortization of DAC and VOBA	207	1	1	209	207	416
Interest expense on debt	—	—	17	17	42	59
Other expenses	585	9	26	620	9	629

Total expenses	992	420	81	1,493	197	1,690

Provision for income tax expense (benefit)	56	50	(13)	93	134	227

Operating earnings	$102	$92	$52	246

Adjustments to:
Total revenues				583
Total expenses				(197)
Provision for income tax (expense) benefit				(134)

Net income				$498		$498

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
Three Months Ended June 30, 2011	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$164	$475	$2	$641	$—	$641
Universal life and investment-type product policy fees	453	6	13	472	21	493
Net investment income	356	299	44	699	96	795
Other revenues	129	2	—	131	—	131
Net investment gains (losses)	—	—	—	—	(27)	(27)
Net derivative gains (losses)	—	—	—	—	133	133

Total revenues	1,102	782	59	1,943	223	2,166

Expenses
Policyholder benefits and claims	199	595	1	795	23	818
Interest credited to policyholder account balances	244	45	—	289	15	304
Capitalization of DAC	(331)	(1)	(17)	(349)	—	(349)
Amortization of DAC and VOBA	185	1	1	187	115	302
Interest expense on debt	—	—	16	16	94	110
Other expenses	621	7	37	665	11	676

Total expenses	918	647	38	1,603	258	1,861

Provision for income tax expense (benefit)	64	47	(4)	107	(10)	97

Operating earnings	$120	$88	$25	233

Adjustments to:
Total revenues				223
Total expenses				(258)
Provision for income tax (expense) benefit				10

Net income				$208		$208

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings				Adjustments	Total Consolidated
Six Months Ended June 30, 2012	Retail	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Revenues
Premiums	$297	$353	$136	$786	$—	$786
Universal life and investment-type product policy fees	1,028	15	14	1,057	62	1,119
Net investment income	755	600	113	1,468	80	1,548
Other revenues	245	3	—	248	—	248
Net investment gains (losses)	—	—	—	—	75	75
Net derivative gains (losses)	—	—	—	—	143	143

Total revenues	2,325	971	263	3,559	360	3,919

Expenses
Policyholder benefits and claims	399	606	131	1,136	89	1,225
Interest credited to policyholder account balances	475	86	—	561	45	606
Capitalization of DAC	(457)	(3)	(34)	(494)	—	(494)
Amortization of DAC and VOBA	377	8	3	388	66	454
Interest expense on debt	—	—	34	34	85	119
Other expenses	1,160	19	82	1,261	4	1,265

Total expenses	1,954	716	216	2,886	289	3,175

Provision for income tax expense (benefit)	130	89	(26)	193	34	227

Operating earnings	$241	$166	$73	480

Adjustments to:
Total revenues				360
Total expenses				(289)
Provision for income tax (expense) benefit				(34)

Net income				$517		$517

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
Six Months Ended June 30, 2011	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$237	$537	$3	$777	$—	$777
Universal life and investment-type product policy fees	870	17	20	907	41	948
Net investment income	716	597	92	1,405	176	1,581
Other revenues	258	3	—	261	—	261
Net investment gains (losses)	—	—	—	—	(41)	(41)
Net derivative gains (losses)	—	—	—	—	(23)	(23)

Total revenues	2,081	1,154	115	3,350	153	3,503

Expenses
Policyholder benefits and claims	329	783	3	1,115	30	1,145
Interest credited to policyholder account balances	484	95	—	579	12	591
Capitalization of DAC	(596)	(6)	(29)	(631)	—	(631)
Amortization of DAC and VOBA	344	2	3	349	53	402
Interest expense on debt	—	—	33	33	187	220
Other expenses	1,162	23	67	1,252	11	1,263

Total expenses	1,723	897	77	2,697	293	2,990

Provision for income tax expense (benefit)	124	90	(15)	199	(45)	154

Operating earnings	$234	$167	$53	454

Adjustments to:
Total revenues				153
Total expenses				(293)
Provision for income tax (expense) benefit				45

Net income				$359		$359

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2012	December 31, 2011
	(In millions)
Retail	$128,752	$120,633
Corporate Benefit Funding	32,012	30,836
Corporate & Other	15,930	19,595

Total	$176,694	$171,064

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

13.  Related Party Transactions

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Compensation	$85	$64	$175	$127
Commissions	137	241	291	426
Volume-related costs	58	61	133	109
Professional services	5	5	10	9
Rent	8	6	17	12
Other	130	80	236	151

Total other expenses	$423	$457	$862	$834

Revenues received from affiliates related to these agreements were recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Universal life and investment-type product policy fees	$44	$36	$86	$69
Other revenues	$40	$34	$80	$65

The Company had net receivables from affiliates of $37 million and $93 million at June 30, 2012 and December 31, 2011, respectively, related to the items discussed above. These amounts exclude affiliated reinsurance balances discussed below. See Note 3 for expenses related to investment advice under these agreements, recorded in net investment income.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the effect of affiliated reinsurance included in the interim condensed consolidated statements of operations and comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Premiums:
Reinsurance assumed	$3	$6	$6	$4
Reinsurance ceded	(105)	(55)	(197)	(109)

Net premiums	$(102)	$(49)	$(191)	$(105)

Universal life and investment-type product policy fees:
Reinsurance assumed	$23	$23	$44	$43
Reinsurance ceded	(94)	(97)	(205)	(188)

Net universal life and investment-type product policy fees	$(71)	$(74)	$(161)	$(145)

Other revenues:
Reinsurance assumed	$—	$—	$—	$—
Reinsurance ceded	67	78	134	158

Net other revenues	$67	$78	$134	$158

Policyholder benefits and claims:
Reinsurance assumed	$3	$9	$6	$12
Reinsurance ceded	(187)	(113)	(320)	(228)

Net policyholder benefits and claims	$(184)	$(104)	$(314)	$(216)

Interest credited to policyholder account balances:
Reinsurance assumed	$17	$17	$35	$33
Reinsurance ceded	(26)	(19)	(52)	(37)

Net interest credited to policyholder account balances	$(9)	$(2)	$(17)	$(4)

Other expenses:
Reinsurance assumed	$8	$13	$21	$28
Reinsurance ceded	83	37	98	82

Net other expenses	$91	$50	$119	$110

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the effect of affiliated reinsurance included in the interim condensed consolidated balance sheets was as follows at:

	June 30, 2012		December 31, 2011
	Assumed	Ceded	Assumed	Ceded
		(In millions)
Assets:
Premiums, reinsurance and other receivables	$34	$12,565	$34	$12,345
Deferred policy acquisition costs and value of business acquired	126	(616)	134	(585)

Total assets	$160	$11,949	$168	$11,760

Liabilities:
Future policy benefits	$46	$—	$44	$—
Other policy-related balances	1,551	833	1,515	758
Other liabilities	12	4,202	10	3,903

Total liabilities	$1,609	$5,035	$1,569	$4,661

The Company ceded risks to affiliates related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were assets of $2.8 billion at both June 30, 2012 and December 31, 2011. Net derivative gains (losses) associated with the embedded derivatives were $990 million and ($13) million for the three months and six months ended June 30, 2012, respectively, and $195 million and ($248) million for the three months and six months ended June 30, 2011, respectively.

MLI-USA cedes two blocks of business to an affiliate on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and increased the funds withheld balance by $565 million and $416 million at June 30, 2012 and December 31, 2011, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($226) million and ($149) million for the three months and six months ended June 30, 2012, respectively, and ($50) million and ($25) million for the three months and six months ended June 30, 2011, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “MICC,” the “Company,” “we,” “our” and “us” refer to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). MetLife Insurance Company of Connecticut is a wholly- owned subsidiary of MetLife, Inc. (“MetLife”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2011, as revised by MetLife Insurance Company of Connecticut’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 31, 2012 (as revised, the “2011 Annual Report”), the forward-looking statement information included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.

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

Business

As announced in November 2011, MetLife reorganized its business into three broad geographic regions. As a result, in the first quarter of 2012, MICC reorganized into two segments: Retail and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust such measurements in the future to better reflect segment profitability.

Our Retail segment offers a broad range of protection products and a variety of annuities primarily to individuals, and is organized into two businesses: Annuities and Life. Annuities include a variety of variable and fixed annuities which provide for both asset accumulation and asset distribution needs. Our Life insurance products include variable life, universal life, term life and whole life products. Additionally, through our broker-dealer affiliates, we offer a full range of mutual funds and other securities products.

Our Corporate Benefit Funding segment includes an array of annuity and investment products, including guaranteed interest products and other stable value products, income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This segment also includes certain products to fund company-, bank- or trust-owned life insurance used to finance non-qualified benefit programs for executives.

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

Disposition

During June 2012, the Company disposed of its wholly-owned subsidiary, MetLife Europe Limited (“MetLife Europe”) to MetLife. As a result of this disposition, the net worth maintenance agreement between MetLife Insurance Company of Connecticut and MetLife Europe terminated automatically in accordance with its terms. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.

Results of Operations

Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

Consolidated Results

We have experienced growth and an increase in market share, specifically, in our variable and universal life and term life businesses. Pension closeout sales in the United Kingdom remain strong, however, premiums decreased $183 million, before income tax, due to a significant sale in the prior period. While premiums for this business were almost entirely offset by the related change in policyholder benefits, the favorable results contributed to the growth in our investment portfolio. Sales of annuities declined $2.5 billion, before income tax, or 28% compared to the prior period, in response to actions taken to manage sales volume in order to strike the right balance among growth, profitability and risk.

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(In millions)
Revenues
Premiums	$786	$777	$9	1.2%
Universal life and investment-type product policy fees	1,119	948	171	18.0%
Net investment income	1,548	1,581	(33)	(2.1)%
Other revenues	248	261	(13)	(5.0)%
Net investment gains (losses)	75	(41)	116
Net derivative gains (losses)	143	(23)	166

Total revenues	3,919	3,503	416	11.9%

Expenses
Policyholder benefits and claims	1,225	1,145	80	7.0%
Interest credited to policyholder account balances	606	591	15	2.5%
Capitalization of DAC	(494)	(631)	137	21.7%
Amortization of DAC and VOBA	454	402	52	12.9%
Interest expense on debt	119	220	(101)	(45.9)%
Other expenses	1,265	1,263	2	0.2%

Total expenses	3,175	2,990	185	6.2%

Income (loss) before provision for income tax	744	513	231	45.0%
Provision for income tax expense (benefit)	227	154	73	47.4%

Net income	$517	$359	$158	44.0%

During the six months ended June 30, 2012, income (loss) before provision for income tax, increased $231 million ($158 million, net of income tax) over the prior period primarily driven by a favorable change in net derivative gains (losses) and a favorable change in net investment gains (losses).

We manage our investment portfolio using disciplined Asset/Liability Management principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures, provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currencies, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our specific mix of products and business segments. In addition, the general account investment portfolio included, within other securities, contractholder-directed unit-linked investments supporting variable annuity type liabilities, which did not qualify as separate account assets. The returns on these contractholder-directed unit-linked investments, which can vary significantly period to period, included changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in PABs through interest credited to policyholder account balances. During June 2012, the Company disposed of MetLife Europe, which held these contractholder-directed unit-linked investments.

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

We use freestanding interest rate, equity, credit and currency derivatives to hedge certain invested assets and insurance liabilities. Certain of these hedges are designated and qualify as accounting hedges, which reduce volatility in earnings. For those hedges not designated as accounting hedges, changes in market factors lead to the recognition of fair value changes in net derivative gains (losses) generally without an offsetting gain or loss recognized in earnings for the item being hedged.

Certain direct or assumed variable annuity products with minimum benefit guarantees contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). The Company hedges certain of the market risks inherent in these variable annuity guarantees through a combination of reinsurance and freestanding derivatives. Ceded reinsurance of direct or assumed variable annuity products with minimum benefit guarantees generally contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged, and can be a significant driver of net derivative gains (losses) but does not have an economic impact on the Company.

Direct, assumed, and ceded variable annuity embedded derivatives and the associated freestanding derivative hedges are collectively referred to as “VA program derivatives” in the following table. All other derivatives that are economic hedges of certain invested assets and insurance liabilities are referred to as “non-VA program derivatives” in the following table. The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Six Months Ended June 30,
	2012	2011	Change
	(In millions)
Non-VA program derivatives
Interest rate	$55	$(28)	$83
Foreign currency	2	(55)	57
Credit	15	4	11

Total non-VA program derivatives	72	(79)	151

VA program derivatives
Embedded derivatives-direct/assumed guarantees:
Market and other risks	327	262	65
Nonperformance risk	(102)	(28)	(74)

Total	225	234	(9)
Embedded derivatives-ceded reinsurance:
Market and other risks	(82)	(185)	103
Nonperformance risk	39	23	16

Total	(43)	(162)	119
Freestanding derivatives hedging direct/assumed embedded derivatives	(111)	(16)	(95)

Total VA program derivatives	71	56	15

Net derivative gains (losses)	$143	$(23)	$166

The favorable change in net derivative gains (losses) on non-VA program derivatives was $151 million ($98 million, net of income tax). This reflects long-term interest rates decreasing more in the current period than in the prior period, which primarily impacted receive-fixed interest rate swaps, long interest rate floors and long interest rate futures, partially offset by lower interest rates in the U.K. which impacted our pay-fixed inflation swaps. These freestanding derivatives are primarily hedging interest rate risk in long duration liability portfolios and hedging inflation-indexed liabilities. In addition, a strengthening of the U.S. dollar relative to other key currencies favorably impacted foreign currency swaps and forwards, which primarily hedge certain foreign denominated bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.

The favorable change in net derivative gains (losses) on VA program derivatives was $15 million ($10 million, net of income tax). This was due to a favorable change of $73 million ($47 million, net of income tax) related to market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging these risks; partially offset by a net unfavorable change of $58 million ($38 million, net of income tax) related to the changes in the nonperformance risk adjustment on the direct, assumed, and ceded variable annuity embedded derivatives.

Generally, a higher portion of the ceded reinsurance for GMIBs is accounted for as an embedded derivative as compared to the direct guarantees since the settlement provisions of the reinsurance contracts generally meet the accounting criteria of “net settlement.” This mismatch in accounting can lead to significant volatility in earnings, even though the risks inherent in these direct guarantees are fully covered by the ceded reinsurance.

The foregoing favorable change of $73 million ($47 million, net of income tax) was driven by changes in market factors. As discussed in the preceding paragraph, changes in market and other risks lead to volatility in earnings due to the mismatch in accounting on GMIBs. The primary changes in market factors are summarized as follows:

•

Equity index levels improved more in the current period than in the prior period and equity volatility decreased more in the current period than in the prior period. These changes contributed to an unfavorable change in our ceded reinsurance asset and our freestanding equity derivatives and favorable changes in our embedded derivatives; and

•

Long-term interest rates decreased more in the current period than in the prior period and contributed to a favorable change in our ceded reinsurance asset and our freestanding interest rate derivatives and unfavorable changes in our embedded derivatives.

The favorable change in net investment gains of $116 million ($75 million, net of income tax) was primarily due to higher net gains on sales of fixed maturity securities.

Income tax expense for the six months ended June 30, 2012 was $227 million, or 31% of income (loss) before provision for income tax, compared with income tax expense of $154 million, or 30% of income (loss) before provision for income tax, for the prior period. The Company’s 2012 and 2011 effective tax rates differ from the U.S. statutory rate of 35% primarily due to the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing, in relation to income (loss) before provision for income tax.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to net income, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for GAAP net income. Operating earnings increased $26 million, net of income tax, to $480 million, net of income tax, for the six months ended June 30, 2012 from $454 million, net of income tax, in the prior period.

Reconciliation of net income to operating earnings

	Six Months Ended June 30,
	2012	2011
	(In millions)
Net income	$517	$359
Less: Net investment gains (losses)	75	(41)
Less: Net derivative gains (losses)	143	(23)
Less: Other adjustments to net income (1)	(147)	(76)
Less: Provision for income tax (expense) benefit	(34)	45

Operating earnings	$480	$454

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Six Months Ended June 30,
	2012	2011
	(In millions)
Total revenues	$3,919	$3,503
Less: Net investment gains (losses)	75	(41)
Less: Net derivative gains (losses)	143	(23)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	1	(2)
Less: Other adjustments to revenues (1)	141	219

Total operating revenues	$3,559	$3,350

Total expenses	$3,175	$2,990
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	68	51
Less: Other adjustments to expenses (1)	221	242

Total operating expenses	$2,886	$2,697

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Consolidated Results – Operating

	Six Months Ended June 30,
	2012	2011	Change	% Change
		(In millions)
OPERATING REVENUES
Premiums	$786	$777	$9	1.2%
Universal life and investment-type product policy fees	1,057	907	150	16.5%
Net investment income	1,468	1,405	63	4.5%
Other revenues	248	261	(13)	(5.0)%

Total operating revenues	3,559	3,350	209	6.2%

OPERATING EXPENSES
Policyholder benefits and claims	1,136	1,115	21	1.9%
Interest credited to policyholder account balances	561	579	(18)	(3.1)%
Capitalization of DAC	(494)	(631)	137	21.7%
Amortization of DAC and VOBA	388	349	39	11.2%
Interest expense on debt	34	33	1	3.0%
Other expenses	1,261	1,252	9	0.7%

Total operating expenses	2,886	2,697	189	7.0%

Provision for income tax expense (benefit)	193	199	(6)	(3.0)%

Operating earnings	$480	$454	$26	5.7%

Unless otherwise stated, all amounts discussed below are net of income tax.

The $26 million increase in operating earnings was driven by growth in most of our businesses, which increased our policy fees, favorable impacts from changes in market factors and a higher income tax benefit, partially offset by increased expenses.

Positive net cash flows, generated from the majority of our businesses, were the primary driver of increases in both invested assets and separate account assets. This growth in separate account assets, in turn, generated an increase in operating earnings of $90 million, primarily from higher policy fees and other revenues from our annuity business. In our variable annuity products, policy fees are calculated as a percentage of the average assets in separate accounts. In addition to positive net cash flows, invested assets increased from higher collateral posted by our derivative counterparties, which, combined, generated higher net investment earnings of $12 million. Consistent with our increase in invested assets, the growth in insurance liabilities resulted in higher interest credited on long-duration contracts and on our PABs, which resulted in a decrease in operating earnings of $8 million. Reduced annuity sales in the current period resulted in lower DAC capitalization, which was offset by a decline in deferrable expenses. However, strong annuity sales in the prior period significantly increased our in-force business which contributed to an increase in non-deferrable expenses of $66 million.

Market factors, including improved real estate markets on our real estate joint venture investments, net of lower returns on our private equity investments, favorably impacted investment yields and contributed a $29 million increase in operating earnings. As a result of the decline in interest rates, average crediting rates on annuity fixed rate funds declined, contributing an increase of $5 million to operating earnings. The favorable equity market performance increased our average separate account balances, triggering an increase in policy fees and other revenues, most notably in our annuity business, resulting in a $5 million increase in operating earnings.

The aforementioned business growth, combined with favorable market impacts, resulted in a $25 million increase in DAC, VOBA and deferred sales inducements amortization and a $27 million increase in affiliated reinsurance–related expenses. In addition, we experienced favorable mortality in our life, pension and structured settlement businesses, which improved operating earnings by $3 million, while certain insurance-related liabilities and reserve refinements decreased operating earnings by $7 million.

The Company also benefited from a higher income tax benefit in the first half of 2012 of $13 million over the prior period, as a result of a higher utilization of tax-preferenced investments which provided tax credits and deductions.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.  Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2011, as revised by MetLife Insurance Company of Connecticut’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on May 31, 2012 (as revised, the “2011 Annual Report”); (ii) Part II, Item 1, of MetLife Insurance Company of Connecticut’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and (iii) Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.

Unclaimed Property Inquiries

In April 2012, MetLife, for itself and on behalf of entities including MetLife Insurance Company of Connecticut, reached agreements with representatives of the U.S. jurisdictions that were conducting audits of MetLife and certain of its affiliates for compliance with unclaimed property laws, and with state insurance regulators directly involved in a multistate targeted market conduct examination relating to claim-payment practices and compliance with unclaimed property laws. The effectiveness of each agreement was conditioned upon the approval of a specified number of jurisdictions. In each case, the threshold for effectiveness has been reached. Pursuant to the agreements, MetLife will, among other things, take specified action to identify liabilities under life insurance, annuity, and retained asset contracts, to adopt specified procedures for seeking to contact and pay owners of the identified liabilities and, to the extent that it is unable to locate such owners, to escheat these amounts with interest at a specified rate to the appropriate states. Additionally, MetLife has agreed to accelerate the final date of certain industrial life policies and to escheat unclaimed benefits of such policies. It is possible that other jurisdictions may pursue similar exams or audits and that such exams or audits may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to the Company’s procedures.

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

Item 1A.  Risk Factors

The following, together with the information under “Risk Factors” in Part II, Item 1A, of MetLife Insurance Company of Connecticut’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, which is incorporated herein by reference, should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2011 Annual Report.

Concerns Over U.S. Fiscal Policy and the “Fiscal Cliff” in the U.S., as well as Rating Agency Downgrades of U.S. Treasury Securities, Could Have an Adverse Effect on Our Business, Financial Condition and Results of Operations

Financial markets have recently been affected by concerns over U.S. fiscal policy, including the uncertainty regarding the “fiscal cliff” composed of tax increases and automatic spending cuts that will become effective at the end of 2012 unless steps are taken to delay or offset them, as well as the need to again raise the U.S. federal government’s debt ceiling by the end of 2012 and reduce the federal deficit. These issues could, on their own, or combined with the slowing of the global economy generally, send the U.S. into a new recession, have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the U.S. and elsewhere. All of these factors could affect our ability to meet liquidity needs and obtain capital. In addition, a recession in the U.S. could adversely impact the demand for our products, negatively impact earnings, adversely affect the performance of our investments or result in impairments and could have a material adverse effect on our business, results of operations and financial condition. See “Risk Factors – Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future” included in the 2011 Annual Report.

In August 2011, Standard & Poor’s Ratings Services downgraded the AAA rating on U.S. Treasury securities to AA+ with a negative outlook, while Moody’s Investors Service (“Moody’s”) affirmed the Aaa rating on U.S. Treasury securities, but with a negative outlook. In October 2011, Moody’s affirmed its August 2011 ratings, but revised its negative outlook to stable. In November 2011, Fitch Ratings affirmed its AAA rating on U.S. Treasury securities but changed its U.S. credit rating outlook to negative from stable, citing the failure of a special Congressional committee to agree on certain deficit reduction measures. Further rating agency downgrades of U.S. Treasury securities are possible.

As a result of downgrades of U.S. Treasury securities, the market value of some of our investments may decrease, and our capital adequacy could be adversely affected, which could require us to raise additional capital during a period of distress in financial markets, potentially at a higher cost. Further downgrades, together with uncertainty regarding the fiscal cliff, would significantly exacerbate the risks we face and any resulting adverse effects on our business, financial condition and results of operations, including those described under “Risk Factors — Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and These Conditions May Not Improve in the Near Future,” “Risk Factors — Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Access to Capital and Cost of Capital,” “Risk Factors — Our Participation in a Securities Lending Program Subjects Us to Potential Liquidity and Other Risks” and “Risk Factors — The Determination of the Amount of Allowances and Impairments Taken on Our Investments is Subjective and Could Materially Impact Our Results of Operations or Financial Position” included in the 2011 Annual Report. We cannot predict whether or when these adverse consequences may occur, what other unforeseen consequences may result, or the extent, severity and duration of the impact of such consequences on our business, results of operations and financial condition.

Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth

Insurance Regulation. Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation — Insurance Regulation” included in the 2011 Annual Report. State insurance laws regulate most aspects of our U.S. insurance businesses, and our U.S insurance companies are regulated by the insurance regulators of the states in which they are domiciled and the states in which they are licensed.

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

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” included in the 2011 Annual Report.

State insurance regulators and the National Association of Insurance Commissioners regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. In July 2012, our New York domestic insurer affiliates received, as part of an industry-wide inquiry, a request from the New York Department of Financial Services to provide information regarding their use of affiliated captives or off-shore entities to reinsure insurance risks. Like many life insurance companies, we, and certain of our subsidiaries and affiliates utilize captive reinsurers in order to comply with certain reserve requirements related to universal life and term life insurance policies. The financing arrangements with the captives support non-economic reserves, representing reserves required by regulation but above estimates of needed reserves. It is possible that other state insurance departments could make similar inquiries. If Connecticut, Delaware or other state insurance regulators determine to restrict the use of such captives for purposes of funding reserve requirements related to universal life and term life insurance policies, it could impair our ability to write such products or require us to increases prices on such products unless alternate reserve funding solutions are found.

U.S. Federal Regulation Affecting Insurance. Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) allows federal regulators to compel state insurance regulators to liquidate an insolvent insurer under some circumstances if the state regulators have not acted within a specific period. The Board of Governors of the Federal Reserve System (“Federal Reserve Board”) has also proposed that it be given authority to compel insurance companies to take prompt corrective action in certain circumstances if they are part of a large bank holding company or of a company that has been designated by the Financial Stability Oversight Council (“FSOC”) as a non-bank systemically important financial institution (“non-bank SIFI”). It also establishes the Federal Insurance Office within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. The director is also required to submit a report to Congress regarding how to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states.

Federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, derivatives regulation, mortgage regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, effective July 21, 2012, Dodd-Frank imposes prohibitions on Federal Deposit Insurance Corporation (“FDIC”)-insured depository institutions (such as MetLife Bank, National Association (“MetLife Bank”)) and their affiliates from engaging in proprietary trading or sponsoring or investing in hedge funds or private equity funds (commonly known as the Volcker Rule). In December 2011, MetLife Bank and MetLife entered into a definitive agreement to sell most of the depository business of MetLife Bank. Once MetLife Bank has completely exited its depository business, MetLife plans to terminate MetLife Bank’s FDIC insurance, putting MetLife in a position to be able to deregister as a bank holding company. If and when MetLife Bank’s FDIC insurance is terminated, MetLife and its affiliates will not be subject to the bans on proprietary trading and fund activities under the Volcker Rule. However, because the Volcker Rule nevertheless imposes additional capital requirements and quantitative limits on such trading and activities by a non-bank SIFI, MetLife and its affiliates could be subject to such requirements and limits were they to be designated non-bank SIFIs. Regulations defining and governing such requirements and limits on non-bank SIFIs have not been proposed. Commencing from the date of designation, a non-bank SIFI will have a two-year period, subject to further extension by the Federal Reserve Bank of New York and the Federal Reserve Board (collectively, the “Federal Reserve”), to conform to any such requirements and limits. Subject to safety and soundness determinations as part of rulemaking that could require additional capital requirements and quantitative limits, Dodd-Frank provides that the exemptions under the Volcker Rule also are available to exempt any additional capital requirements and quantitative limits on non-bank SIFIS. See “Business — Regulation — Dodd-Frank and Other Legislative and Regulatory Developments — Volcker Rule” included in the 2011 Annual Report.

Regulation of Brokers and Dealers. Dodd-Frank also authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. See “Business — Regulation — Securities, Broker-Dealer and Investment Adviser Regulation” and “Risk Factors — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” included in the 2011 Annual Report.

International Regulation. Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. See “Risk Factors — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” and “Business — Regulation” included in the 2011 Annual Report.

Summary. From time to time, regulators raise issues during examinations or audits of us and our regulated subsidiaries that could, if determined adversely, have a material impact on us. We cannot predict whether or when regulatory actions may be taken that could adversely affect our operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. We are also subject to other regulations and may in the future become subject to additional regulations. See “Business — Regulation” included in the 2011 Annual Report.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

As a Bank Holding Company and Financial Holding Company, MetLife is Subject to Regulation by the Federal Reserve, Including Risk-Based and Leverage Capital Guidelines, Which May Adversely Affect Our Competitive Position

Currently, as the owner of MetLife Bank, MetLife is regulated as a bank holding company and financial holding company by the Federal Reserve. In December 2011, MetLife Bank and MetLife entered into a definitive agreement to sell most of the depository business of MetLife Bank to GE Capital Bank. The transaction is subject to the receipt of regulatory approvals from the Federal Deposit Insurance Corporation (the “FDIC”) and to the satisfaction of other customary closing conditions. The Utah Department of Financial Institutions has approved the transaction and the Office of the Comptroller of the Currency (the “OCC”) has granted approval of a change in the composition of all or substantially all of MetLife Bank’s assets in connection with the transaction. GE Capital Bank has filed an application with the FDIC seeking approval of the assumption of the deposits to be transferred to it, and MetLife Bank has filed an application with the FDIC to terminate MetLife Bank’s FDIC deposit insurance contingent upon certification that MetLife Bank has no remaining deposits (which is dependent on the assumption by GE Capital Bank of the deposits to be transferred to it). The parties have each responded to questions on their applications from the staff of the FDIC, and GE Capital Bank is in the process of responding to recent additional requests from the FDIC. The parties are awaiting action by the FDIC on their applications. Once MetLife Bank has completely exited its depository business, MetLife plans to terminate MetLife Bank’s FDIC insurance, putting MetLife in a position to be able to deregister as a bank holding company. Upon completion of the foregoing, MetLife will no longer be regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more.

However, if, in the future, the FSOC designates MetLife as a non-bank SIFI (as discussed below), it would once again be subject to regulation by the Federal Reserve and enhanced supervision and prudential standards, such as Regulation YY and the requirements relating to resolution planning and (when adopted) credit exposure reporting. For information regarding Regulation YY, see “Risk Factors — Various Aspects of Dodd-Frank Could Impact Our Business Operations, Capital Requirements and Profitability and Limit Our Growth” included in the

2011 Annual Report. Regulation of MetLife as a bank holding company or possibly as a non-bank SIFI could affect our business. For example, enhanced capital requirements applicable to MetLife may adversely affect our ability to compete with other insurers that are not subject to those requirements, and counterparty exposure limits may affect our ability to engage in hedging activities. In addition, it could give the Federal Reserve Board the right to require that any of our insurance companies, or insurance company affiliates, take prompt action to correct any financial weaknesses.

In April 2012, the FSOC adopted final rules setting forth the process it will follow and the criteria it will use to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve as a non-bank SIFI. The FSOC will follow a three-stage process. In Stage 1, a set of uniform quantitative metrics will be applied to a broad group of non-bank financial companies in order to identify non-bank financial companies for further evaluation. If MetLife meets the total consolidated assets threshold and at least one of the other five quantitative thresholds used in the first stage, the FSOC will continue with two stages of further analysis using additional sources of data and qualitative and quantitative factors. MetLife is currently a bank holding company and, as a result, it is not subject to designation as a non-bank SIFI. However, if MetLife succeeds in deregistering as a bank holding company, it could be considered for designation as a non-bank SIFI. See “Business — Regulation — Regulation of MetLife as a Bank Holding Company” included in the 2011 Annual Report.

Capital. MetLife is subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and bank and financial holding companies which may adversely affect our ability to compete with other insurers that are not subject to those requirements. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As a bank holding company with more than $50 billion in assets, MetLife is subject to capital planning requirements administered by the Federal Reserve, including the Federal Reserve’s capital plan rule which requires MetLife to submit annual capital plans which include projections of MetLife’s capital levels under baseline and stress scenarios over a nine-quarter period. The Federal Reserve will approve or object to a company’s proposed capital actions, such as dividends and stock repurchases, based on the results of those capital plans and the Federal Reserve’s assessment of the robustness of the company’s capital planning processes. In addition, in recent years, the Federal Reserve has conducted its own assessment of bank holding companies’ internal capital planning processes, capital adequacy and proposed capital distributions. MetLife participated in the assessment conducted by the Federal Reserve in 2012, the Comprehensive Capital Analysis and Review. Based on its assessment, the Federal Reserve objected to the incremental capital actions described in MetLife’s capital distribution plan, which included a proposed stock repurchase and dividend increase. In June 2012, the Federal Reserve Board granted MetLife an extension of time until September 30, 2012 to resubmit its capital plan under the capital plans rule. If MetLife remains a bank holding company, or if it is designated a non-bank SIFI and is required to submit capital plans to the Federal Reserve in the future, there can be no assurance that the Federal Reserve will approve its future capital plans. Capital planning requirements could have the effect, in practice, of increasing the amounts of capital held by companies subject to the requirements, including MetLife, which could affect their competitive position.

If it remains a bank holding company, MetLife may become required to comply with further requirements relating to the calculation of capital, commonly referred to as “Basel II,” as well as increased capital and liquidity requirements (commonly referred to as “Basel III”) for bank holding companies. In June 2012, the OCC, the Federal Reserve Board and the FDIC published three notices of proposed rulemaking (the “Bank Capital NPRs”) that would revise and replace the agencies’ current capital rules with rules consistent with (i) the final rules for increased capital and liquidity requirements for bank holding companies, such as MetLife, of Basel III, as well as the applicable sections of Dodd-Frank, (ii) a series of revisions adopted by the Basel Committee on Banking Supervision to the market risk capital requirements for exposures in a banking organization’s trading book (Basel II.5), and (iii) the market risk capital requirements of Basel II. It is possible that even more stringent capital and liquidity requirements could be imposed if, in the future, MetLife is designated by the FSOC as a non-bank SIFI. Certain of our international operations could also be affected by Solvency II, a new capital adequacy regime for the European insurance industry.

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

As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing our investment margin. Moreover, borrowers may prepay or redeem the fixed income securities, commercial or agricultural mortgage loans and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. Our expectation for future spreads is an important component in the amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”), and significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially affect our results of operations, financial position and cash flows and significantly reduce our profitability. In June 2012, the Federal Reserve Board reiterated its plans to keep interest rates low until at least through late 2014, in order to revive the slow recovery from stressed economic conditions. It also extended to the end of 2012 “Operation Twist.” Central banks around the world, including the European Central Bank, the Bank of England, the Bank of Japan, the Bank of Australia, the Central Bank of Brazil and the Central Bank of China, followed the recent actions of the Federal Reserve Board to lower interest rates. The collective effort globally to lower interest rates was in response to concerns about Europe’s sovereign debt crisis and slowing global economic growth.

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

Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and/or Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Modern pleading practice in the U.S. and other countries permits considerable variation in the assertion of money damages or other relief. This variability in pleadings, together with our actual experience in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

We establish liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of matters noted in Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2012.

Over the past several years, we have faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products.

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

In April 2012, MetLife, for itself and on behalf of entities including MetLife Insurance Company of Connecticut, reached agreements with representatives of the U.S. jurisdictions that were conducting audits of MetLife and certain of its affiliates for compliance with unclaimed property laws, and with state insurance regulators directly involved in a multistate targeted market conduct examination relating to claim-payment practices and compliance with unclaimed property laws. The effectiveness of each agreement was conditioned upon the approval of a specified number of jurisdictions. In each case, the threshold for effectiveness has been reached. Pursuant to the agreements, MetLife will, among other things, take specified action to identify liabilities under life insurance, annuity, and retained asset contracts, to adopt specified procedures for seeking to contact and pay owners of the identified liabilities, and, to the extent that it is unable to locate such owners, to escheat these amounts with interest at a specified rate to the appropriate states. Additionally, MetLife has agreed to accelerate the final date of certain industrial life policies and to escheat unclaimed benefits of such policies. It is possible that other jurisdictions may pursue similar exams or audits and that such exams or audits may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to the Company’s procedures.

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

Date: August 10, 2012

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