Form 10-Q
period 2012-09-30
MetLife Insurance CO of Connecticut
filed 2012-11-13
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

At November 13, 2012, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares were owned directly by MetLife, Inc. and the remaining 4,595,317 shares were owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I —	Financial Information
Item 1.	Financial Statements (at September 30, 2012 (Unaudited) and December 31, 2011 and for the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited))	5
	Interim Condensed Consolidated Balance Sheets	5
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income	6
	Interim Condensed Consolidated Statements of Stockholders’ Equity	7
	Interim Condensed Consolidated Statements of Cash Flows	8
	Notes to the Interim Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	101
Item 4.	Controls and Procedures	111
Part II —	Other Information	112
Item 1.	Legal Proceedings	112
Item 1A.	Risk Factors	113
Item 6.	Exhibits	120
Signatures		121
Exhibit Index		E-1

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

Part I — Financial Information

Item 1.  Financial Statements

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Balance Sheets

September 30, 2012 (Unaudited) and December 31, 2011

(In millions, except share and per share data)

	September 30, 2012	December 31, 2011
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $47,307 and $44,215, respectively)	$52,485	$47,781
Equity securities available-for-sale, at estimated fair value (cost: $293 and $295, respectively)	289	252
Other securities, at estimated fair value	8	3,665
Mortgage loans (net of valuation allowances of $41 and $61, respectively; includes $2,879 and $3,138, respectively, at estimated fair value, relating to variable interest entities)	9,394	9,800
Policy loans	1,227	1,203
Real estate and real estate joint ventures	540	503
Other limited partnership interests	1,839	1,696
Short-term investments, principally at estimated fair value	1,935	2,578
Other invested assets, principally at estimated fair value	3,140	3,354

Total investments	70,857	70,832
Cash and cash equivalents, principally at estimated fair value	1,316	745
Accrued investment income (includes $14 and $14, respectively, relating to variable interest entities)	628	568
Premiums, reinsurance and other receivables	20,740	20,223
Deferred policy acquisition costs and value of business acquired	3,871	4,188
Current income tax recoverable	335	140
Goodwill	559	953
Other assets	810	856
Separate account assets	84,543	72,559

Total assets	$183,659	$171,064

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$27,006	$25,483
Policyholder account balances	37,550	42,075
Other policy-related balances	3,132	2,989
Payables for collateral under securities loaned and other transactions	9,467	8,079
Long-term debt (includes $2,790 and $3,065, respectively, at estimated fair value, relating to variable interest entities)	3,582	3,857
Deferred income tax liability	1,542	935
Other liabilities (includes $14 and $14, respectively, relating to variable interest entities)	6,195	5,384
Separate account liabilities	84,543	72,559

Total liabilities	173,017	161,361

Contingencies, Commitments and Guarantees (Note 9)
Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at September 30, 2012 and December 31, 2011	86	86
Additional paid-in capital	6,692	6,673
Retained earnings	1,339	1,173
Accumulated other comprehensive income (loss)	2,525	1,771

Total stockholders’ equity	10,642	9,703

Total liabilities and stockholders’ equity	$183,659	$171,064

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Premiums	$284	$484	$1,070	$1,261
Universal life and investment-type product policy fees	572	487	1,691	1,435
Net investment income	675	651	2,223	2,232
Other revenues	137	123	385	384
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(19)	(5)	(50)	(35)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	6	(9)	8	(5)
Other net investment gains (losses)	17	72	121	57

Total net investment gains (losses)	4	58	79	17
Net derivative gains (losses)	(98)	882	45	859

Total revenues	1,574	2,685	5,493	6,188

Expenses
Policyholder benefits and claims	550	737	1,775	1,882
Interest credited to policyholder account balances	276	162	882	753
Goodwill impairment	394	—	394	—
Other expenses	547	963	1,891	2,217

Total expenses	1,767	1,862	4,942	4,852

Income (loss) before provision for income tax	(193)	823	551	1,336
Provision for income tax expense (benefit)	(189)	261	38	415

Net income (loss)	$(4)	$562	$513	$921

Comprehensive income (loss)	$338	$1,840	$1,210	$2,496

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Total Equity
Balance at December 31, 2011	$86	$6,673	$1,173	$1,984	$(74)	$(139)	$9,703
Dividend of subsidiary (Note 2)			(347)	(2)		59	(290)
Capital contribution		19					19
Net income			513				513
Other comprehensive income (loss), net of income tax				635	26	36	697

Balance at September 30, 2012	$86	$6,692	$1,339	$2,617	$(48)	$(44)	$10,642

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Total Equity
Balance at December 31, 2010	$86	$6,719	$934	$388	$(51)	$(125)	$7,951
Cumulative effect of change in accounting principle, net of income tax (Note 1)			(477)	5			(472)

Balance at January 1, 2011	86	6,719	457	393	(51)	(125)	7,479
Capital contribution		1					1
Return of capital		(47)					(47)
Net income			921				921
Other comprehensive income (loss), net of income tax				1,591	(17)	1	1,575

Balance at September 30, 2011	$86	$6,673	$1,378	$1,984	$(68)	$(124)	$9,929

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$1,457	$550

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	9,149	13,497
Equity securities	33	148
Mortgage loans	970	793
Real estate and real estate joint ventures	23	22
Other limited partnership interests	137	194
Purchases of:
Fixed maturity securities	(12,085)	(13,970)
Equity securities	(30)	(7)
Mortgage loans	(524)	(844)
Real estate and real estate joint ventures	(67)	(66)
Other limited partnership interests	(238)	(264)
Cash received in connection with freestanding derivatives	437	376
Cash paid in connection with freestanding derivatives	(275)	(371)
Dividend of subsidiary	(53)	—
Net change in policy loans	(24)	(3)
Net change in short-term investments	487	(1,769)
Net change in other invested assets	(42)	(538)
Other, net	—	1

Net cash used in investing activities	(2,102)	(2,801)

Cash flows from financing activities
Policyholder account balances:
Deposits	12,433	15,211
Withdrawals	(12,397)	(13,982)
Net change in payables for collateral under securities loaned and other transactions	1,388	363
Long-term debt repaid	(268)	(342)
Return of capital	—	(47)
Financing element on certain derivative instruments	54	81

Net cash provided by financing activities	1,210	1,284

Effect of change in foreign currency exchange rates on cash and cash equivalents balances	6	3

Change in cash and cash equivalents	571	(964)
Cash and cash equivalents, beginning of period	745	1,928

Cash and cash equivalents, end of period	$1,316	$964

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$159	$329

Income tax	$69	$21

Non-cash transactions during the period:
Disposal of subsidiary (1):
Assets disposed	$4,857	$—
Liabilities disposed	(4,567)	—

Net assets disposed	290	—
Cash disposed	(53)	—
Dividend of interests in subsidiary	(237)	—

(Gain) loss on dividend of interests in subsidiary	$—	$—

Capital contribution from MetLife, Inc.	$19	$—

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

The Company is organized into two segments: Retail and Corporate Benefit Funding. See Note 12 for information on the reorganization of the Company’s segments and continued realignment of certain products and businesses among its existing segments during 2012, which were retrospectively applied.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2012, its consolidated results of operations and comprehensive income for the three months and nine months ended September 30, 2012 and 2011, its consolidated statements of stockholders’ equity for the nine months ended September 30, 2012 and 2011, and its consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2011 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2011, as revised by MetLife Insurance Company of Connecticut’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on May 31, 2012 (as revised, the “2011 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2011 Annual Report.

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

The following table presents the effects of the retrospective application of the adoption of such new accounting guidance to the Company’s previously reported consolidated statements of operations and comprehensive income:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
	(In millions)
Revenues
Net investment income	$651	$—	$651	$2,235	$(3)	$2,232
Expenses
Other expenses	$990	$(27)	$963	$2,223	$(6)	$2,217
Income (loss) before provision for income tax	$796	$27	$823	$1,333	$3	$1,336
Provision for income tax expense (benefit)	$251	$10	$261	$412	$3	$415
Net income (loss)	$545	$17	$562	$921	$—	$921

The following table presents the effects of the retrospective application of the adoption of such new accounting guidance to the Company’s previously reported consolidated statement of cash flows:

	Nine Months Ended September 30, 2011
	As Previously Reported	Adjustment	As Adjusted
	(In millions)

Net cash provided by operating activities	$554	$(4)	$550
Net change in other invested assets	$(542)	$4	$(538)

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

2.  Disposition

During June 2012, the Company dividended all of the issued and outstanding shares of common stock of its wholly-owned subsidiary, MetLife Europe Limited (“MetLife Europe”) to MetLife. The net book value of MetLife Europe at the time of the dividend was $290 million which was recorded as a dividend of retained earnings of $347 million and an increase to other comprehensive income of $57 million, net of income tax. As of the date of dividend, the Company no longer consolidates the assets, liabilities and operations of MetLife Europe. The net income of MetLife Europe was not material to the Company for the periods prior to dividend. The results of MetLife Europe were reported in Corporate & Other. See Note 12 for a discussion of Corporate & Other.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

3.  Investments

Fixed Maturity and Equity Securities Available-for-Sale

Presented below is certain information about fixed maturity and equity securities for the periods shown. The unrealized loss amounts presented below include the noncredit loss component of other-than-temporary impairment (“OTTI”) losses:

	September 30, 2012
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	% of Total
		Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed Maturity Securities:
U.S. corporate securities	$16,778	$2,125	$96	$—	$18,807	35.8%
U.S. Treasury and agency securities	8,755	1,279	—	—	10,034	19.1
Foreign corporate securities	8,191	862	34	—	9,019	17.2
Residential mortgage-backed securities (“RMBS”)	5,895	399	57	83	6,154	11.7
Commercial mortgage-backed securities (“CMBS”)	2,322	149	10	—	2,461	4.7
State and political subdivision securities	1,983	353	27	—	2,309	4.4
Asset-backed securities (“ABS”)	2,232	65	21	—	2,276	4.4
Foreign government securities	1,151	276	2	—	1,425	2.7

Total fixed maturity securities	$47,307	$5,508	$247	$83	$52,485	100.0%

Equity Securities:
Common stock	$140	$15	$4	$—	$151	52.2%
Non-redeemable preferred stock	153	9	24	—	138	47.8

Total equity securities	$293	$24	$28	$—	$289	100.0%

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

The Company held non-income producing fixed maturity securities with an estimated fair value of $21 million and $5 million with unrealized gains (losses) of less than ($1) million and ($2) million at September 30, 2012 and December 31, 2011, respectively.

Concentrations of Credit Risk — Summary.  The Company was not exposed to any concentrations of credit risk of any single issuer within its fixed maturity securities and equity securities greater than 10% of the Company’s stockholders’ equity, other than U.S. Treasury and agency securities summarized in the table below at:

	September 30, 2012	December 31, 2011
	Carrying Value (1)
	(In millions)
U.S. Treasury and agency securities included in:
Fixed maturity securities	$10,034	$8,048
Short-term investments	1,494	2,186
Cash equivalents	861	108

Total U.S. Treasury and agency securities	$12,389	$10,342

(1)	Represents estimated fair value for fixed maturity securities, and for short-term investments and cash equivalents, estimated fair value or amortized cost, which approximates estimated fair value.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Maturities of Fixed Maturity Securities.  The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date (excluding scheduled sinking funds), were as follows at:

	September 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)

Due in one year or less	$3,555	$3,583	$2,946	$2,970
Due after one year through five years	10,805	11,357	8,648	9,022
Due after five years through ten years	8,008	9,036	7,905	8,606
Due after ten years	14,490	17,618	14,235	16,584

Subtotal	36,858	41,594	33,734	37,182
RMBS, CMBS and ABS	10,449	10,891	10,481	10,599

Total fixed maturity securities	$47,307	$52,485	$44,215	$47,781

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss), were as follows at:

	September 30, 2012	December 31, 2011
	(In millions)

Fixed maturity securities	$5,251	$3,690
Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss)	(83)	(125)

Total fixed maturity securities	5,168	3,565
Equity securities	3	(41)
Derivatives	286	239
Short-term investments	(1)	(2)
Other	(14)	(5)

Subtotal	5,442	3,756

Amounts allocated from:
Insurance liability loss recognition	(768)	(325)
DAC and value of business acquired (“VOBA”) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	7	9
DAC and VOBA	(717)	(509)

Subtotal	(1,478)	(825)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	28	42
Deferred income tax benefit (expense)	(1,423)	(1,063)

Net unrealized investment gains (losses)	$2,569	$1,910

The changes in fixed maturity securities with noncredit OTTI losses included in accumulated other comprehensive income (loss), were as follows:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
	(In millions)
Balance, beginning of period	$(125)	$(86)
Noncredit OTTI losses recognized (1)	(8)	5
Securities sold with previous noncredit OTTI loss	17	26
Subsequent changes in estimated fair value	33	(70)

Balance, end of period	$(83)	$(125)

(1)	Noncredit OTTI losses recognized, net of DAC, were ($8) million and $8 million for the nine months ended September 30, 2012 and year ended December 31, 2011, respectively.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2012
(In millions)
Balance, beginning of period	$1,910
Fixed maturity securities on which noncredit OTTI losses have been recognized	42
Unrealized investment gains (losses) during the period	1,644
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(443)
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	(2)
DAC and VOBA	(208)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	(14)
Deferred income tax benefit (expense)	(360)

Balance, end of period	$2,569

Change in net unrealized investment gains (losses)	$659

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

	September 30, 2012
	Less than 12 Months		Equal to or Greater than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed Maturity Securities:
U.S. corporate securities	$613	$13	$755	$83	$1,368	$96
U.S. Treasury and agency securities	400	—	—	—	400	—
Foreign corporate securities	281	7	241	27	522	34
RMBS	34	1	938	139	972	140
CMBS	38	1	120	9	158	10
State and political subdivision securities	39	1	75	26	114	27
ABS	180	—	327	21	507	21
Foreign government securities	109	2	—	—	109	2

Total fixed maturity securities	$1,694	$25	$2,456	$305	$4,150	$330

Equity Securities:
Common stock	$27	$3	$5	$1	$32	$4
Non-redeemable preferred stock	3	—	55	24	58	24

Total equity securities	$30	$3	$60	$25	$90	$28

Total number of securities in an unrealized loss position	301		434

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

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Aging of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale

Presented below is certain information about the aging and severity of gross unrealized losses on fixed maturity and equity securities, including the portion of OTTI loss on fixed maturity securities recognized in accumulated other comprehensive income (loss) at:

	September 30, 2012
	Cost or Amortized Cost		Gross Unrealized Losses		Number of Securities
	Less than 20%	20% or more	Less than 20%	20% or more	Less than 20%	20% or more
	(In millions, except number of securities)
Fixed Maturity Securities:
Less than six months	$1,468	$35	$17	$10	170	11
Six months or greater but less than nine months	114	—	2	—	33	2
Nine months or greater but less than twelve months	135	5	4	1	78	2
Twelve months or greater	2,298	425	162	134	368	40

Total	$4,015	$465	$185	$145

Percentage of amortized cost			5%	31%

Equity Securities:
Less than six months	$10	$5	$—	$2	11	3
Six months or greater but less than nine months	1	—	—	—	3	—
Nine months or greater but less than twelve months	21	21	2	7	2	2
Twelve months or greater	22	38	1	16	10	5

Total	$54	$64	$3	$25

Percentage of cost			6%	39%

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

Equity securities with gross unrealized losses of 20% or more for twelve months or greater increased from $7 million at December 31, 2011 to $16 million at September 30, 2012. As shown in the section “— Evaluating Temporarily Impaired Available-for-Sale Securities” below, over 90% of the equity securities with gross unrealized losses of 20% or more for twelve months or greater at September 30, 2012 were financial services industry investment grade non-redeemable preferred stock, of which 67% were rated A or better.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentration of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale

The gross unrealized losses related to fixed maturity and equity securities, including the portion of OTTI losses on fixed maturity securities recognized in accumulated other comprehensive income (loss) were $358 million and $834 million at September 30, 2012 and December 31, 2011, respectively. The concentration, calculated as a percentage of gross unrealized losses (including OTTI losses), by sector and industry was as follows at:

	September 30, 2012	December 31, 2011
Sector:
RMBS	39%	38%
U.S. corporate securities	27	27
Foreign corporate securities	9	14
State and political subdivision securities	8	7
ABS	6	5
CMBS	3	2
Other	8	7

Total	100%	100%

Industry:
Mortgage-backed	42%	40%
Finance	21	24
State and political subdivision securities	8	7
Asset-backed	6	5
Consumer	6	7
Utility	4	3
Communications	3	4
Industrial	1	1
Other	9	9

Total	100%	100%

Evaluating Temporarily Impaired Available-for-Sale Securities

The following table presents fixed maturity and equity securities, each with gross unrealized losses of greater than $10 million, the number of securities, total gross unrealized losses and percentage of total gross unrealized losses at:

	September 30, 2012		December 31, 2011
	Fixed Maturity Securities	Equity Securities	Fixed Maturity Securities	Equity Securities
	(In millions, except number of securities)
Number of securities	4	—	9	1
Total gross unrealized losses	$67	$—	$152	$12
Percentage of total gross unrealized losses	20%	—%	20%	22%

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fixed maturity and equity securities, each with gross unrealized losses greater than $10 million, decreased $97 million during the nine months ended September 30, 2012. The decline in, or improvement in, gross unrealized losses for the nine months ended September 30, 2012 was primarily attributable to narrowing credit spreads and a decrease in interest rates. These securities were included in the Company’s OTTI review process.

As of September 30, 2012, $135 million of unrealized losses were from fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater. Of the $135 million, $93 million, or 69%, was related to unrealized losses on investment grade securities. Unrealized losses on investment grade securities were principally related to widening credit spreads or rising interest rates since purchase. Of the $135 million, $42 million, or 31%, was related to unrealized losses on below investment grade securities. Unrealized losses on below investment grade securities were principally related to non-agency RMBS (primarily alternative residential mortgage loans) and U.S. and foreign corporate securities (primarily financial services industry securities) and were the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over the financial services sector, unemployment levels and valuations of residential real estate supporting non-agency RMBS. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for the factors management considers in evaluating these corporate and structured securities. See “— Aging of Gross Unrealized Losses and OTTI Losses for Fixed Maturity and Equity Securities Available-for-Sale” for a discussion of equity securities with an unrealized loss position of 20% or more of cost for 12 months or greater.

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

The following table presents certain information about the Company’s equity securities available-for-sale with gross unrealized losses of 20% or more at September 30, 2012:

		Non-Redeemable Preferred Stock
	All Equity Securities	All Types of Non-Redeemable Preferred Stock		Investment Grade

				All Industries		Financial Services Industry
	Gross Unrealized Losses	Gross Unrealized Losses	% of All Equity Securities	Gross Unrealized Losses	% of All Non-Redeemable Preferred Stock	Gross Unrealized Losses	% of All Industries	% A Rated or Better
	(In millions)			(In millions)		(In millions)
Less than six months	$2	$1	50%	$1	100%	$1	100%	100%
Six months or greater but less than twelve months	7	7	100%	1	14%	1	100%	100%
Twelve months or greater	16	16	100%	15	94%	15	100%	67%

All equity securities with gross unrealized losses of 20% or more	$25	$24	96%	$17	71%	$17	100%	71%

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

Other Securities

The table below presents certain information about the Company’s securities for which the fair value option (“FVO”) has been elected at:

	September 30, 2012	December 31, 2011
	(In millions)

FVO general account securities	$8	$49
FVO contractholder-directed unit-linked investments (1)	—	3,616

Total other securities — at estimated fair value	$8	$3,665

(1)

During June 2012, the Company disposed of MetLife Europe which held the FVO contractholder-directed unit-linked investments. See Note 2. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for a discussion of FVO contractholder-directed unit-linked investments.

See “— Net Investment Income” and “— Net Investment Gains (Losses)” for the net investment income recognized on other securities and the related changes in estimated fair value subsequent to purchase included in earnings for securities still held as of the end of the respective periods.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)

The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)

Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized	$(19)	$(5)	$(50)	$(35)
Less: Noncredit portion of OTTI losses transferred to and recognized in other comprehensive income (loss)	6	(9)	8	(5)

Net OTTI losses on fixed maturity securities recognized in earnings	(13)	(14)	(42)	(40)
Fixed maturity securities — net gains (losses) on sales and disposals	6	79	84	61

Total gains (losses) on fixed maturity securities	(7)	65	42	21

Other net investment gains (losses):
Equity securities	1	(1)	(2)	(24)
Other securities — FVO general account securities — changes in estimated fair value subsequent to purchase	(1)	—	—	—
Mortgage loans	—	8	20	26
Real estate and real estate joint ventures	—	(1)	(3)	(1)
Other limited partnership interests	2	(2)	3	(4)
Other investment portfolio gains (losses)	2	(2)	2	(7)

Subtotal — investment portfolio gains (losses)	(3)	67	62	11

FVO consolidated securitization entities (“CSEs”) — changes in estimated fair value:
Commercial mortgage loans	9	(64)	8	(39)
Long-term debt — related to commercial mortgage loans	(2)	55	9	44
Non-investment portfolio gains (losses)	—	—	—	1

Subtotal FVO CSEs and non-investment portfolio gains (losses)	7	(9)	17	6

Total net investment gains (losses)	$4	$58	$79	$17

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were $1 million and $2 million for the three months and nine months ended September 30, 2012, respectively, and ($2) million and ($5) million for the three months and nine months ended September 30, 2011, respectively.

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

	Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011

	Fixed Maturity Securities		Equity Securities		Total
	(In millions)

Proceeds	$1,354	$3,697	$5	$19	$1,359	$3,716

Gross investment gains	$13	$92	$2	$—	$15	$92

Gross investment losses	(7)	(13)	(1)	—	(8)	(13)

Total OTTI losses recognized in earnings:
Credit-related	(13)	(14)	—	—	(13)	(14)
Other (1)	—	—	—	(1)	—	(1)

Total OTTI losses recognized in earnings	(13)	(14)	—	(1)	(13)	(15)

Net investment gains (losses)	$(7)	$65	$1	$(1)	$(6)	$64

	Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011

	Fixed Maturity Securities		Equity Securities		Total
	(In millions)

Proceeds	$4,348	$8,739	$31	$163	$4,379	$8,902

Gross investment gains	$117	$143	$9	$5	$126	$148

Gross investment losses	(33)	(82)	(5)	(22)	(38)	(104)

Total OTTI losses recognized in earnings:
Credit-related	(35)	(31)	—	—	(35)	(31)
Other (1)	(7)	(9)	(6)	(7)	(13)	(16)

Total OTTI losses recognized in earnings	(42)	(40)	(6)	(7)	(48)	(47)

Net investment gains (losses)	$42	$21	$(2)	$(24)	$40	$(3)

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fixed maturity security OTTI losses recognized in earnings related to the following sectors and industries within the U.S. and foreign corporate securities sector:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)

Sector:
U.S. and foreign corporate securities — by industry:
Transportation	$10	$—	$16	$—
Finance	—	—	7	9
Utility	—	—	3	—
Communications	—	5	2	9
Industrial	—	—	1	—

Total U.S. and foreign corporate securities	10	5	29	18
RMBS	3	9	13	18	(1)
CMBS	—	—	—	3
ABS	—	—	—	1	(1)

Total	$13	$14	$42	$40

(1)

See Note 2 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for discussion of a reclassification from the ABS sector to the RMBS sector for securities backed by sub-prime residential mortgage loans.

Equity security OTTI losses recognized in earnings related to the following sectors and industries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)

Sector:
Common stock	$—	$1	$6	$1
Non-redeemable preferred stock	—	—	—	6

Total	$—	$1	$6	$7

Industry:
Financial services industry — perpetual hybrid securities	$—	$—	$—	$6
Other industries	—	1	6	1

Total	$—	$1	$6	$7

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Loss Rollforward

Presented below is a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)

Balance, beginning of period	$56	$46	$55	$63
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	1	2	5	6
Additional impairments — credit loss OTTI on securities previously impaired	2	8	9	12
Reductions:
Sales, maturities, pay downs and prepayments during the period on securities previously impaired as credit loss OTTI	(7)	(1)	(11)	(5)
Securities impaired to net present value of expected future cash flows	—	(1)	—	(21)
Increases in cash flows — accretion of previous credit loss OTTI	—	—	(6)	(1)

Balance, end of period	$52	$54	$52	$54

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Investment income:
Fixed maturity securities	$531	$541	$1,595	$1,614
Equity securities	(1)	1	6	8
Other securities — FVO general account securities (1)	2	—	2	1
Mortgage loans	85	86	262	257
Policy loans	14	16	44	47
Real estate and real estate joint ventures	9	10	77	12
Other limited partnership interests	18	47	115	167
Cash, cash equivalents and short-term investments	1	2	3	5
International joint ventures	—	2	(3)	—
Other	1	2	4	7

Subtotal	660	707	2,105	2,118
Less: Investment expenses	27	22	75	73

Subtotal, net	633	685	2,030	2,045

Other securities — FVO contractholder-directed unit-linked investments (1)	—	(129)	62	(99)
FVO CSEs — Commercial mortgage loans	42	95	131	286

Subtotal	42	(34)	193	187

Net investment income	$675	$651	$2,223	$2,232

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Other securities — FVO general account securities	$—	$—	$—	$1
Other securities — FVO contractholder-directed unit-linked investments	$—	$(186)	$—	$(193)

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

Elements of the securities lending program are presented below at:

	September 30, 2012	December 31, 2011
	(In millions)
Securities on loan: (1)
Amortized cost	$6,730	$5,307
Estimated fair value	$8,008	$6,451
Cash collateral on deposit from counterparties (2)	$8,158	$6,456
Security collateral on deposit from counterparties	$45	$137
Reinvestment portfolio — estimated fair value	$8,171	$6,295

(1)	Included within fixed maturity securities, short-term investments, equity securities and cash and cash equivalents.

(2)	Included within payables for collateral under securities loaned and other transactions.

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

	September 30, 2012	December 31, 2011
	(In millions)
Invested assets on deposit (1)	$59	$51
Invested assets pledged as collateral (2)	875	897

Total invested assets on deposit and pledged as collateral	$934	$948

(1)	The Company has invested assets on deposit with regulatory agencies consisting primarily of fixed maturity securities.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Loans

Mortgage loans are summarized as follows at:

	September 30, 2012		December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)

Mortgage loans:
Commercial	$5,307	56.5%	$5,390	55.0%
Agricultural	1,249	13.3	1,333	13.6

Subtotal	6,556	69.8	6,723	68.6
Valuation allowances	(41)	(0.4)	(61)	(0.6)

Subtotal mortgage loans, net	6,515	69.4	6,662	68.0
Commercial mortgage loans held by CSEs	2,879	30.6	3,138	32.0

Total mortgage loans, net	$9,394	100.0%	$9,800	100.0%

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

See “— Related Party Investment Transactions” for discussion of affiliated mortgage loans included in the table above.

The following tables present certain information about mortgage loans and valuation allowances, by portfolio segment, at:

	Commercial	Agricultural	Total
	(In millions)

September 30, 2012:
Mortgage loans:
Evaluated individually for credit losses	$23	$—	$23
Evaluated collectively for credit losses	5,284	1,249	6,533

Total mortgage loans	5,307	1,249	6,556

Valuation allowances:
Specific credit losses	11	—	11
Non-specifically identified credit losses	27	3	30

Total valuation allowances	38	3	41

Mortgage loans, net of valuation allowance	$5,269	$1,246	$6,515

December 31, 2011:
Mortgage loans:
Evaluated individually for credit losses	$23	$—	$23
Evaluated collectively for credit losses	5,367	1,333	6,700

Total mortgage loans	5,390	1,333	6,723

Valuation allowances:
Specific credit losses	15	—	15
Non-specifically identified credit losses	43	3	46

Total valuation allowances	58	3	61

Mortgage loans, net of valuation allowance	$5,332	$1,330	$6,662

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the changes in the valuation allowance, by portfolio segment:

	Mortgage Loan Valuation Allowances
	Commercial	Agricultural	Total
	(In millions)
For the Three Months Ended September 30, 2012:
Balance, beginning of period	$39	$3	$42
Provision (release)	(1)	—	(1)
Charge-offs, net of recoveries	—	—	—

Balance, end of period	$38	$3	$41

For the Three Months Ended September 30, 2011:
Balance, beginning of period	$66	$4	$70
Provision (release)	(8)	(1)	(9)
Charge-offs, net of recoveries	—	—	—

Balance, end of period	$58	$3	$61

For the Nine Months Ended September 30, 2012:
Balance, beginning of period	$58	$3	$61
Provision (release)	(20)	—	(20)
Charge-offs, net of recoveries	—	—	—

Balance, end of period	$38	$3	$41

For the Nine Months Ended September 30, 2011:
Balance, beginning of period	$84	$3	$87
Provision (release)	(26)	—	(26)
Charge-offs, net of recoveries	—	—	—

Balance, end of period	$58	$3	$61

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Commercial Mortgage Loans — by Credit Quality Indicators with Estimated Fair Value. Presented below is certain information about the credit quality of the commercial mortgage loans at:

	Commercial
	Recorded Investment
	Debt Service Coverage Ratios			Total	% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(In millions)					(In millions)
September 30, 2012:

Loan-to-value ratios:
Less than 65%	$3,922	$106	$33	$4,061	76.5%	$4,414	77.6%
65% to 75%	697	28	—	725	13.7	751	13.2
76% to 80%	113	9	57	179	3.4	186	3.3
Greater than 80%	291	28	23	342	6.4	334	5.9

Total	$5,023	$171	$113	$5,307	100.0%	$5,685	100.0%

December 31, 2011:

Loan-to-value ratios:
Less than 65%	$3,324	$135	$210	$3,669	68.1%	$3,888	69.9%
65% to 75%	719	54	52	825	15.3	852	15.3
76% to 80%	199	—	26	225	4.2	221	4.0
Greater than 80%	452	181	38	671	12.4	602	10.8

Total	$4,694	$370	$326	$5,390	100.0%	$5,563	100.0%

Agricultural Mortgage Loans — by Credit Quality Indicator. Presented below is certain information about the credit quality of agricultural mortgage loans. The estimated fair value of agricultural mortgage loans was $1.3 billion and $1.4 billion at September 30, 2012 and December 31, 2011, respectively.

	Agricultural
	September 30, 2012		December 31, 2011
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$1,176	94.2%	$1,129	84.7%
65% to 75%	73	5.8	142	10.7
76% to 80%	—	—	62	4.6

Total	$1,249	100.0%	$1,333	100.0%

Past Due and Interest Accrual Status of Mortgage Loans. The Company has a high quality, well performing, mortgage loan portfolio, with approximately 99% of all mortgage loans classified as performing at both September 30, 2012 and December 31, 2011. The Company defines delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial mortgage loans — 60 days or more and agricultural mortgage loans — 90 days or more. The Company had one commercial mortgage loan past due and in non-accrual status with a recorded investment of $50 million at September 30, 2012. The Company had no mortgage loans past due and no loans in non-accrual status at December 31, 2011.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Impaired Mortgage Loans. Presented below is certain information about impaired mortgage loans, by portfolio segment, at:

	Impaired Mortgage Loans
	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value
	(In millions)
September 30, 2012:
Commercial	$23	$23	$11	$12	$50	$50	$73	$62
Agricultural	—	—	—	—	—	—	—	—

Total	$23	$23	$11	$12	$50	$50	$73	$62

December 31, 2011:
Commercial	$23	$23	$15	$8	$15	$15	$38	$23
Agricultural	—	—	—	—	—	—	—	—

Total	$23	$23	$15	$8	$15	$15	$38	$23

The average recorded investment in impaired mortgage loans and the related interest income, by portfolio segment, was:

	Impaired Mortgage Loans
	Average Recorded Investment	Interest Income Recognized
		Cash Basis	Accrual Basis
		(In millions)
For the Three Months Ended September 30, 2012:
Commercial	$47	$—	$—
Agricultural	—	—	—

Total	$47	$—	$—

For the Three Months Ended September 30, 2011:
Commercial	$31	$—	$—
Agricultural	3	—	—

Total	$34	$—	$—

For the Nine Months Ended September 30, 2012:
Commercial	$39	$1	$—
Agricultural	—	—	—

Total	$39	$1	$—

For the Nine Months Ended September 30, 2011:
Commercial	$27	$1	$—
Agricultural	5	—	—

Total	$32	$1	$—

Mortgage Loans Modified in a Troubled Debt Restructuring. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for a discussion of loan modifications that are

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

classified as troubled debt restructuring and the types of concessions typically granted. There were no mortgage loans modified during the three months and nine months ended September 30, 2012. The Company had one commercial mortgage loan modified during the three months and nine months ended September 30, 2011 in a troubled debt restructuring with a pre-modification and post-modification carrying value of $15 million. There were no agricultural mortgage loans modified as a trouble debt restructuring during the three months and nine months ended September 30, 2011.

During the three months and nine months ended September 30, 2012 and 2011, there were no mortgage loans with subsequent payment default which were modified as a troubled debt restructuring during the previous 12 months. Payment default is determined in the same manner as delinquency status — when interest and principal payments are past due as described above.

Cash Equivalents

The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $1.1 billion and $583 million at September 30, 2012 and December 31, 2011, respectively.

Purchased Credit Impaired Investments

See Note 2 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report for information about investments acquired with evidence of credit quality deterioration since origination and for which it was probable at the acquisition date that the Company would be unable to collect all contractually required payments.

Variable Interest Entities

The Company holds investments in certain entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity. The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at September 30, 2012 and December 31, 2011. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	September 30, 2012	December 31, 2011
	(In millions)
CSEs: (1)
Assets:
Mortgage loans held-for-investment (commercial mortgage loans)	$2,879	$3,138
Accrued investment income	14	14

Total assets	$2,893	$3,152

Liabilities:
Long-term debt	$2,790	$3,065
Other liabilities	14	14

Total liabilities	$2,804	$3,079

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)

The Company consolidates former qualified special purpose entities (“QSPEs”) that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in the former QSPEs of $75 million and $59 million at estimated fair value at September 30, 2012 and December 31, 2011, respectively. The long-term debt presented above bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis and is expected to be repaid over the next four years. Interest expense related to these obligations, included in other expenses, was $40 million and $125 million for the three months and nine months ended September 30, 2012, respectively, and $92 million and $279 million for the three months and nine months ended September 30, 2011, respectively.

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds significant variable interests but is not the primary beneficiary and which have not been consolidated at:

	September 30, 2012		December 31, 2011
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities available-for-sale:
RMBS (2)	$6,154	$6,154	$6,494	$6,494
CMBS (2)	2,461	2,461	2,227	2,227
ABS (2)	2,276	2,276	1,878	1,878
U.S. corporate securities	355	355	424	424
Foreign corporate securities	260	260	234	234
Other limited partnership interests	1,409	1,980	1,302	1,982
Real estate joint ventures	18	21	22	26

Total	$12,933	$13,507	$12,581	$13,265

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

As described in Note 9, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the nine months ended September 30, 2012 and 2011.

Related Party Investment Transactions

In the normal course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. There were no transfers during the three months and nine months ended September 30, 2012. The estimated fair value of invested assets transferred from affiliates was $33 million for both the three months and nine months ended September 30, 2011.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

As more fully described in Note 2 of the Notes of the Consolidated Financial Statements in the 2011 Annual Report, the Company has loans outstanding to affiliates.

The Company has loans outstanding to wholly-owned real estate subsidiaries of Metropolitan Life Insurance Company (“MLIC”), an affiliate, which are included in mortgage loans. The carrying value of these loans was $306 million and $307 million at September 30, 2012 and December 31, 2011, respectively. Net investment income from these loans was $4 million and $12 million for the three months and nine months ended September 30, 2012, respectively, and $4 million and $11 million for the three months and nine months ended September 30, 2011, respectively.

The Company also has loans outstanding to Exeter Reassurance Company Ltd. (“Exeter”), an affiliate, which are included in other invested assets. The carrying value of these loans was $430 million at both September 30, 2012 and December 31, 2011. Net investment income from these loans was $6 million and $18 million for the three months and nine months ended September 30, 2012, respectively, and $4 million for both the three months and nine months ended September 30, 2011.

The Company receives investment administrative services from an affiliate. These investment administrative service charges were $16 million and $50 million for the three months and nine months ended September 30, 2012, respectively, and $17 million and $50 million for the three months and nine months ended September 30, 2011, respectively. The Company also had affiliated net investment income of less than $1 million for both the three months and nine months ended September 30, 2012 and 2011.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Primary Risks Managed by Derivative Financial Instruments

The Company is exposed to various risks relating to its ongoing business operations, including interest rate risk, foreign currency exchange rate risk, credit risk and equity market risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments. The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivative financial instruments, excluding embedded derivatives, held at:

		September 30, 2012			December 31, 2011
Primary Underlying Risk Exposure		Notional Amount	Estimated Fair Value (1)		Notional Amount	Estimated Fair Value (1)
	Instrument Type		Assets	Liabilities		Assets	Liabilities
		(In millions)

Interest rate	Interest rate swaps	$17,768	$1,479	$605	$13,074	$1,418	$427
	Interest rate floors	7,986	357	158	7,986	330	152
	Interest rate caps	9,113	12	—	10,133	19	—
	Interest rate futures	3,468	—	1	3,766	10	1
	Interest rate forwards	465	103	—	620	128	—
Foreign currency exchange rate	Foreign currency swaps	1,396	84	61	1,792	297	62
	Foreign currency forwards	140	1	1	149	9	—
Credit	Credit default swaps	2,679	21	4	2,426	18	28
Equity market	Equity futures	1,069	6	—	1,007	4	—
	Equity options	2,626	447	—	2,111	482	—
	Variance swaps	2,580	15	46	2,430	51	8
	Total rate of return swaps (“TRRs”)	149	4	—	129	—	2

	Total	$49,439	$2,529	$876	$45,623	$2,766	$680

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

Hedging

The following table presents the gross notional amount and estimated fair value of derivatives designated as hedging instruments by type of hedge designation at:

	September 30, 2012			December 31, 2011
	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
Derivatives Designated as Hedging Instruments		Assets	Liabilities		Assets	Liabilities
	(In millions)

Fair value hedges:
Foreign currency swaps	$122	$—	$15	$598	$188	$19
Interest rate swaps	530	35	10	311	35	6

Subtotal	652	35	25	909	223	25

Cash flow hedges:
Foreign currency swaps	521	22	13	445	31	12
Interest rate swaps	708	130	—	355	96	—
Interest rate forwards	465	103	—	620	128	—

Subtotal	1,694	255	13	1,420	255	12

Total qualifying hedges	$2,346	$290	$38	$2,329	$478	$37

The following table presents the gross notional amount and estimated fair value of derivatives that were not designated or do not qualify as hedging instruments by derivative type at:

	September 30, 2012			December 31, 2011
Derivatives Not Designated or Not Qualifying as Hedging Instruments	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)

Interest rate swaps	$16,530	$1,314	$595	$12,408	$1,287	$421
Interest rate floors	7,986	357	158	7,986	330	152
Interest rate caps	9,113	12	—	10,133	19	—
Interest rate futures	3,468	—	1	3,766	10	1
Foreign currency swaps	753	62	33	749	78	31
Foreign currency forwards	140	1	1	149	9	—
Credit default swaps	2,679	21	4	2,426	18	28
Equity futures	1,069	6	—	1,007	4	—
Equity options	2,626	447	—	2,111	482	—
Variance swaps	2,580	15	46	2,430	51	8
TRRs	149	4	—	129	—	2

Total non-designated or non-qualifying derivatives	$47,093	$2,239	$838	$43,294	$2,288	$643

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Derivative Gains (Losses)

The components of net derivative gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Derivatives and hedging gains (losses) (1)	$(189)	$839	$(225)	$745
Embedded derivatives	91	43	270	114

Total net derivative gains (losses)	$(98)	$882	$45	$859

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.

The following table presents earned income on derivatives for the:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Qualifying hedges:
Net investment income	$—	$—	$1	$1
Interest credited to policyholder account balances	1	9	17	32

Non-qualifying hedges:
Net derivative gains (losses)	32	46	87	63
Policyholder benefits and claims	(3)	—	(5)	—

Total	$30	$55	$100	$96

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

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)

For the Three Months Ended September 30, 2012:
Interest rate swaps:	Fixed maturity securities	$(3)	$2	$(1)
	Policyholder account balances (“PABs”) (1)	(4)	4	—
Foreign currency swaps:	Foreign-denominated PABs (2)	3	(3)	—

Total		$(4)	$3	$(1)

For the Three Months Ended September 30, 2011:
Interest rate swaps:	Fixed maturity securities	$(4)	$4	$—
	PABs (1)	34	(35)	(1)
Foreign currency swaps:	Foreign-denominated PABs (2)	(63)	54	(9)

Total		$(33)	$23	$(10)

For the Nine Months Ended September 30, 2012:
Interest rate swaps:	Fixed maturity securities	$(5)	$3	$(2)
	PABs (1)	(2)	1	(1)
Foreign currency swaps:	Foreign-denominated PABs (2)	(29)	21	(8)

Total		$(36)	$25	$(11)

For the Nine Months Ended September 30, 2011:
Interest rate swaps:	Fixed maturity securities	$(7)	$6	$(1)
	PABs (1)	34	(36)	(2)
Foreign currency swaps:	Foreign-denominated PABs (2)	(27)	11	(16)

Total		$—	$(19)	$(19)

(1)	Fixed rate liabilities.

(2)	Fixed rate or floating rate liabilities.

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

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions did not occur on the anticipated date, within two months of that date, or were no longer probable of occurring. There were no amounts reclassified into net derivative gains (losses) for both the three months and nine months ended September 30, 2012, related to such discontinued cash flow hedges. There were no amounts reclassified into net derivative gains (losses) for the three months ended September 30, 2011 related to such discontinued cash flow hedges. The net amount reclassified into net derivative gains (losses) for the nine months ended September 30, 2011 related to such discontinued cash flow hedges was $1 million.

At September 30, 2012 and December 31, 2011, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed seven years and five years, respectively.

The following table presents the components of accumulated other comprehensive income (loss), before income tax, related to cash flow hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Accumulated other comprehensive income (loss), balance at beginning of period	$331	$(99)	$239	$(109)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(44)	334	47	348
Amounts reclassified to net derivative gains (losses)	(1)	3	—	(1)

Accumulated other comprehensive income (loss), balance at end of period	$286	$238	$286	$238

At September 30, 2012, $2 million of deferred net gains (losses) on derivatives in accumulated other comprehensive income (loss) were expected to be reclassified to earnings within the next 12 months.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and comprehensive income and the interim condensed consolidated statements of stockholders’ equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Net Derivative Gains (Losses)	Net Derivative Gains (Losses)
	(In millions)

For the Three Months Ended September 30, 2012:
Interest rate swaps	$(15)	$—	$—
Foreign currency swaps	(22)	—	(1)
Interest rate forwards	(7)	1	1
Credit forwards	—	—	—

Total	$(44)	$1	$—

For the Three Months Ended September 30, 2011:
Interest rate swaps	$119	$—	$—
Foreign currency swaps	31	(3)	—
Interest rate forwards	184	—	12
Credit forwards	—	—	—

Total	$334	$(3)	$12

For the Nine Months Ended September 30, 2012:
Interest rate swaps	$47	$—	$—
Foreign currency swaps	(8)	(1)	(1)
Interest rate forwards	8	1	1
Credit forwards	—	—	—

Total	$47	$—	$—

For the Nine Months Ended September 30, 2011:
Interest rate swaps	$123	$1	$—
Foreign currency swaps	30	(1)	—
Interest rate forwards	195	—	4
Credit forwards	—	1	—

Total	$348	$1	$4

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

The following tables present the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
For the Three Months Ended September 30, 2012:
Interest rate swaps	$(106)	$—	$—
Interest rate floors	—	—	—
Interest rate caps	(6)	—	—
Interest rate futures	30	—	—
Equity futures	(51)	—	(24)
Foreign currency swaps	(8)	—	—
Foreign currency forwards	(3)	—	—
Equity options	(62)	(1)	—
Interest rate options	1	—	—
Interest rate forwards	(3)	—	—
Variance swaps	(25)	—	—
Credit default swaps	20	—	—

Total	$(213)	$(1)	$(24)

For the Three Months Ended September 30, 2011:
Interest rate swaps	$366	$—	$—
Interest rate floors	106	—	—
Interest rate caps	(21)	—	—
Interest rate futures	80	—	—
Equity futures	7	—	20
Foreign currency swaps	28	—	—
Foreign currency forwards	13	—	—
Equity options	136	2	—
Interest rate options	—	—	—
Interest rate forwards	3	—	—
Variance swaps	66	—	—
Credit default swaps	(20)	—	—

Total	$764	$2	$20

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)

For the Nine Months Ended September 30, 2012:
Interest rate swaps	$(67)	$—	$—
Interest rate floors	20	—	—
Interest rate caps	(18)	—	—
Interest rate futures	109	—	—
Equity futures	(144)	—	(47)
Foreign currency swaps	(3)	—	—
Foreign currency forwards	—	—	—
Equity options	(135)	(3)	—
Interest rate options	(10)	—	—
Interest rate forwards	(1)	—	—
Variance swaps	(74)	—	—
Credit default swaps	26	—	—

Total	$(297)	$(3)	$(47)

For the Nine Months Ended September 30, 2011:
Interest rate swaps	$370	$—	$—
Interest rate floors	107	—	—
Interest rate caps	(38)	—	—
Interest rate futures	68	—	—
Equity futures	11	—	19
Foreign currency swaps	30	—	—
Foreign currency forwards	(3)	—	—
Equity options	115	—	—
Interest rate options	—	—	—
Interest rate forwards	3	—	—
Variance swaps	56	—	—
Credit default swaps	(18)	—	—

Total	$701	$—	$19

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

Credit Derivatives

In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

obligations is zero, was $2.5 billion and $2.1 billion at September 30, 2012 and December 31, 2011, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At September 30, 2012 and December 31, 2011, the Company would have received $19 million and paid $11 million, respectively, to terminate all of these contracts.

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2012			December 31, 2011
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)		(In millions)

Aaa/Aa/A
Single name credit default swaps (corporate)	$3	$167	3.4	$2	$212	4.3
Credit default swaps referencing indices	10	661	2.3	—	661	3.1

Subtotal	13	828	2.5	2	873	3.4

Baa
Single name credit default swaps (corporate)	2	514	4.0	(6)	434	4.6
Credit default swaps referencing indices	4	1,124	4.8	(7)	793	4.8

Subtotal	6	1,638	4.5	(13)	1,227	4.7

Ba
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	—	—	—	—	—	—

B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	36	4.8	—	—	—

Subtotal	—	36	4.8	—	—	—

Total	$19	$2,502	3.9	$(11)	$2,100	4.2

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

The Company enters into various collateral arrangements which require both the pledging and accepting of collateral in connection with its OTC derivative instruments. At September 30, 2012 and December 31, 2011, the Company was obligated to return cash collateral under its control of $1.3 billion and $1.6 billion, respectively. This cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At September 30, 2012 and December 31, 2011, the Company had received collateral consisting of various securities with a fair market value of $391 million and $315 million, respectively, which were held in separate custodial accounts. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at September 30, 2012, none of the collateral had been sold or repledged.

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

		Estimated Fair Value of Collateral Provided (2):	Fair Value of Incremental Collateral Provided Upon:
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	One Notch Downgrade in the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)

September 30, 2012	$64	$42	$3	$22
December 31, 2011	$14	$9	$1	$10

(1)	After taking into consideration the existence of netting agreements.

(2)

Included in fixed maturity securities in the consolidated balance sheets. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. At both September 30, 2012 and December 31, 2011, the Company did not provide any cash collateral.

Without considering the effect of netting agreements on the derivatives in the table above, the estimated fair value of the Company’s OTC derivatives with credit-contingent provisions that were in a gross liability position at September 30, 2012 was $175 million. At September 30, 2012, the Company provided collateral of $42 million in connection with these derivatives. In the unlikely event that both: (i) the Company’s credit rating was downgraded to a level that triggers full overnight collateralization or termination of all derivative positions; and (ii) the Company’s netting agreements were deemed to be legally unenforceable, then the additional collateral that the Company would be required to provide to its counterparties in connection with its derivatives in a gross liability position at September 30, 2012 would be $133 million. This amount does not consider gross derivative assets of $111 million for which the Company has the contractual right of offset.

The Company also has exchange-traded futures, which may require the pledging of collateral. At both September 30, 2012 and December 31, 2011, the Company did not pledge any securities collateral for exchange-traded futures. At September 30, 2012 and December 31, 2011, the Company provided cash collateral for exchange-traded futures of $98 million and $140 million, respectively, which is included in premiums, reinsurance and other receivables.

Embedded Derivatives

The Company issues certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including guaranteed minimum withdrawal benefits (“GMWBs”), guaranteed minimum accumulation benefits (“GMABs”) and certain guaranteed minimum income benefits (“GMIBs”); affiliated ceded reinsurance of guaranteed minimum benefits

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

related to GMWBs, GMABs and certain GMIBs; affiliated assumed reinsurance of guaranteed minimum benefits related to GMWBs and certain GMIBs; funds withheld on ceded reinsurance; and certain debt and equity securities.

The following table presents the estimated fair value of the Company’s embedded derivatives at:

	September 30, 2012	December 31, 2011
	(In millions)

Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	$2,583	$2,815
Options embedded in debt or equity securities	(16)	(2)

Net embedded derivatives within asset host contracts	$2,567	$2,813

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	$681	$1,363
Assumed guaranteed minimum benefits	1	4
Funds withheld on ceded reinsurance	602	416

Net embedded derivatives within liability host contracts	$1,284	$1,783

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)

Net derivative gains (losses) (1), (2)	$91	$43	$270	$114

(1)

The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were ($110) million and ($212) million for the three months and nine months ended September 30, 2012, respectively, and $419 million and $391 million for the three months and nine months ended September 30, 2011, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were $202 million and $241 million for the three months and nine months ended September 30, 2012, respectively, and ($542) million and ($519) million for the three months and nine months ended September 30, 2011, respectively.

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

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the FVO, were determined as described below. These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	September 30, 2012
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
	(In millions)

Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$17,235	$1,572	$18,807
U.S. Treasury and agency securities	5,742	4,292	—	10,034
Foreign corporate securities	—	8,284	735	9,019
RMBS	—	5,902	252	6,154
CMBS	—	2,302	159	2,461
State and political subdivision securities	—	2,284	25	2,309
ABS	—	1,983	293	2,276
Foreign government securities	—	1,423	2	1,425

Total fixed maturity securities	5,742	43,705	3,038	52,485

Equity securities:
Common stock	56	72	23	151
Non-redeemable preferred stock	—	46	92	138

Total equity securities	56	118	115	289

Other securities:
FVO general account securities	—	8	—	8
FVO contractholder-directed unit-linked investments (1)	—	—	—	—

Total other securities	—	8	—	8

Short-term investments (2)	792	1,014	66	1,872
Mortgage loans held by CSEs	—	2,879	—	2,879
Derivative assets: (3)
Interest rate	—	1,783	168	1,951
Foreign currency exchange rate	—	85	—	85
Credit	—	11	10	21
Equity market	6	451	15	472

Total derivative assets	6	2,330	193	2,529

Net embedded derivatives within asset host contracts (4)	—	—	2,583	2,583
Separate account assets (5)	215	84,180	148	84,543

Total assets	$6,811	$134,234	$6,143	$147,188

Liabilities:
Derivative liabilities: (3)
Interest rate	$1	$737	$26	$764
Foreign currency exchange rate	—	62	—	62
Credit	—	4	—	4
Equity market	—	—	46	46

Total derivative liabilities	1	803	72	876

Net embedded derivatives within liability host contracts (4)	—	—	1,284	1,284
Long-term debt of CSEs	—	2,790	—	2,790

Total liabilities	$1	$3,593	$1,356	$4,950

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2011
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
	(In millions)

Assets:
Fixed maturity securities:
U.S. corporate securities	$—	$15,907	$1,432	$17,339
U.S. Treasury and agency securities	4,326	3,722	—	8,048
Foreign corporate securities	—	7,913	580	8,493
RMBS	—	6,255	239	6,494
CMBS	—	2,080	147	2,227
State and political subdivision securities	—	2,032	23	2,055
ABS	—	1,658	220	1,878
Foreign government securities	—	1,245	2	1,247

Total fixed maturity securities	4,326	40,812	2,643	47,781

Equity securities:
Common stock	51	74	21	146
Non-redeemable preferred stock	—	30	76	106

Total equity securities	51	104	97	252

Other securities:
FVO general account securities	—	49	—	49
FVO contractholder-directed unit-linked investments	3,616	—	—	3,616

Total other securities	3,616	49	—	3,665

Short-term investments (2)	865	1,684	10	2,559
Mortgage loans held by CSEs	—	3,138	—	3,138
Derivative assets: (3)
Interest rate	10	1,708	187	1,905
Foreign currency exchange rate	—	306	—	306
Credit	—	12	6	18
Equity market	4	482	51	537

Total derivative assets	14	2,508	244	2,766

Net embedded derivatives within asset host contracts (4)	—	—	2,815	2,815
Separate account assets (5)	185	72,244	130	72,559

Total assets	$9,057	$120,539	$5,939	$135,535

Liabilities:
Derivative liabilities: (3)
Interest rate	$1	$566	$13	$580
Foreign currency exchange rate	—	62	—	62
Credit	—	21	7	28
Equity market	—	2	8	10

Total derivative liabilities	1	651	28	680

Net embedded derivatives within liability host contracts (4)	—	—	1,783	1,783
Long-term debt of CSEs	—	3,065	—	3,065

Total liabilities	$1	$3,716	$1,811	$5,528

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	During June 2012, the Company disposed of MetLife Europe which held the FVO contractholder-directed unit-linked investments. See Note 2.

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

(4)

Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within PABs and other liabilities in the consolidated balance sheets. At September 30, 2012, fixed maturity securities and equity securities also included embedded derivatives of $0 and ($16) million, respectively. At December 31, 2011, fixed maturity securities and equity securities included embedded derivatives of $1 million and ($3) million, respectively.

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

The Company also applies a formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If prices received from independent pricing services are not considered reflective of market activity or representative of estimated fair value, independent non-binding broker quotations are obtained, or an internally developed valuation is prepared. Internally developed valuations of current estimated fair value, which reflect internal estimates of liquidity and nonperformance risks, compared with pricing received from the independent pricing services, did not produce material differences in the estimated fair values for the majority of the portfolio; accordingly, overrides were not material. This is, in part, because internal estimates of liquidity and nonperformance risks are generally based on available market evidence and estimates used by other market participants. In the absence of such market-based evidence, management’s best estimate is used.

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

U.S. corporate and foreign corporate securities

These securities are principally valued using the market and income approaches. Valuations are based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques that use standard market observable inputs such as benchmark yields, spreads off benchmark yields, new issuances, issuer rating, duration, and trades of identical or comparable securities. Investment grade privately placed securities are valued using discounted cash flow (“DCF”) methodologies using standard market observable inputs, and inputs derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer. This level also includes certain below investment grade privately placed fixed maturity securities priced by independent pricing services that use observable inputs.

U.S. Treasury and agency securities

These securities are principally valued using the market approach. Valuation is based primarily on quoted prices in markets that are not active or using matrix pricing or other similar techniques using standard market observable inputs such as benchmark U.S. Treasury yield curve, the spread off the U.S. Treasury yield curve for the identical security and comparable securities that are actively traded.

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

Foreign currency exchange rate

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

The valuation of these guarantee liabilities includes nonperformance risk adjustments and adjustments for a risk margin related to non-capital market inputs. The nonperformance risk adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife.

Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees. These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in nonperformance risk; and variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income.

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

Transfers between Levels 1 and 2:

For assets and liabilities measured at estimated fair value and still held at September 30, 2012, there were no transfers between Levels 1 and 2. Transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at held at December 31, 2011 were not significant.

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

	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average

Fixed maturity securities:

U.S. corporate and foreign corporate securities	• Matrix pricing	• Delta spread adjustments (1)	(100)	–	512	111
		• Illiquidity premium (1)	30	–	30
		• Spreads from below investment grade curves (1)	(179)	–	879	267
		• Offered quotes (2)	99	–	100
	• Market pricing	• Quoted prices (2)	(48)	–	555	144
	• Consensus pricing	• Offered quotes (2)	—	–	600

RMBS	• Matrix pricing and DCF	• Spreads from below investment grade curves (1)	—	–	2,491	529
	• Market pricing	• Quoted prices (2)	100	–	100	100

CMBS	• Matrix pricing and DCF	• Spreads from below investment grade curves (1)	—	–	9,069	403
	• Market pricing	• Quoted prices (2)	100	–	104	102

ABS	• Matrix pricing and DCF	• Spreads from below investment grade curves (1)	—	–	900	202
	• Market pricing	• Quoted prices (2)	97	–	102	100
	• Consensus pricing	• Offered quotes (2)	46	–	111

Foreign government securities	• Consensus pricing	• Offered quotes (2)	116	–	116

Derivatives:

Interest rate	• Present value techniques	• Swap yield (1)	227	–	352

Credit	• Present value techniques	• Credit spreads (1)	—	–	100
	• Consensus pricing	• Offered quotes (3)

Equity market	• Present value techniques	• Volatility	16%	–	27%

Embedded derivatives:

Direct and ceded guaranteed minimum benefits	• Option pricing techniques	• Mortality rates:
		Ages 0 - 40	0%	–	0.10%
		Ages 41 - 60	0.05%	–	0.64%
		Ages 61 - 115	0.32%	–	100%
		• Lapse rates:
		Durations 1 - 10	0.50%	–	100%
		Durations 11 - 20	3%	–	100%
		Durations 21 - 116	3%	–	100%

		• Utilization rates (4)	20%	–	50%
		• Withdrawal rates	0.07%	–	10%
		• Long-term equity volatilities	17.40%	–	25%
		• Nonperformance risk spread	0.17%	–	0.78%

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	For this unobservable input, range and weighted average are presented in basis points.

(2)	For this unobservable input, range and weighted average are presented in accordance with the market convention for fixed maturity securities of dollars per hundred dollars of par.

(3)	At September 30, 2012, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

(4)	This range is attributable to certain GMIB and lifetime withdrawal benefits.

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement for other types of financial instruments classified within Level 3. These financial instruments are subject to the controls described under “— Investments.” Generally, all other classes of securities including those within separate account assets and embedded derivatives within funds withheld related to certain ceded reinsurance use the same valuation techniques and significant unobservable inputs as previously described for Level 3 fixed maturity securities. This includes matrix pricing and DCF methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations.

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

Interest rate

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), including realized and unrealized gains (losses) of all assets and (liabilities) and realized and unrealized gains (losses) of all assets and (liabilities) still held at the end of the respective periods:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:

	U.S. Corporate Securities	U.S. Treasury and Agency Securities	Foreign Corporate Securities	RMBS	CMBS	State and Political Subdivision Securities	ABS	Foreign Government Securities
	(In millions)
Three Months Ended September 30, 2012:
Balance, beginning of period	$1,522	$—	$698	$233	$158	$25	$289	$2
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	2	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	(14)	(1)	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	73	—	19	16	(1)	—	4	—
Purchases (3)	56	—	26	27	32	—	7	—
Sales (3)	(45)	—	(26)	(24)	(37)	—	(3)	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	2	—	40	1	22	—	—	—
Transfers out of Level 3 (4)	(38)	—	(8)	—	(15)	—	(4)	—

Balance, end of period	$1,572	$—	$735	$252	$159	$25	$293	$2

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2012 included in net income (loss):
Net investment income	$2	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$(10)	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (5)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (6)	Separate Account Assets (7)
	(In millions)

Three Months Ended September 30, 2012:
Balance, beginning of period	$22	$91	$22	$169	$6	$(6)	$1,214	$149
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	1	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	(6)	4	(25)	95	—
Other comprehensive income (loss)	1	1	—	(6)	—	—	—	—
Purchases (3)	—	—	45	—	—	—	—	4
Sales (3)	(1)	—	(1)	—	—	—	—	(3)
Issuances (3)	—	—	—	(10)	—	—	—	—
Settlements (3)	—	—	—	(5)	—	—	(10)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	(2)

Balance, end of period	$23	$92	$66	$142	$10	$(31)	$1,299	$148

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2012 included in net income (loss):
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$(4)	$4	$(25)	$97	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	U.S. Treasury and Agency Securities	Foreign Corporate Securities	RMBS (8)	CMBS	State and Political Subdivision Securities	ABS (8)	Foreign Government Securities
	(In millions)

Three Months Ended September 30, 2011:
Balance, beginning of period	$1,445	$—	$756	$250	$155	$25	$77	$2
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	3	—	—	—	—	—	—	—
Net investment gains (losses)	28	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	70	—	(19)	(15)	4	(1)	—	—
Purchases (3)	124	—	10	1	—	—	114	—
Sales (3)	(73)	—	(118)	(7)	(1)	(1)	(3)	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	—	—	22	—	—	—	120	—
Transfers out of Level 3 (4)	(42)	—	(36)	—	—	—	—	—

Balance, end of period	$1,555	$—	$615	$229	$158	$23	$308	$2

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2011 included in net income (loss):
Net investment income	$3	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$(4)	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (5)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (6)	Separate Account Assets (7)
	(In millions)

Three Months Ended September 30, 2011:
Balance, beginning of period	$32	$121	$92	$(62)	$10	$2	$782	$130
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—	—	(1)
Net derivative gains (losses)	—	—	—	29	(18)	66	42	—
Other comprehensive income (loss)	(11)	(9)	—	195	—	—	—	—
Purchases (3)	—	—	10	—	—	3	—	2
Sales (3)	—	(19)	(47)	—	—	—	—	—
Issuances (3)	—	—	—	—	—	(4)	—	—
Settlements (3)	—	—	—	(8)	—	—	19	—
Transfers into Level 3 (4)	—	—	—	1	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	—

Balance, end of period	$21	$93	$55	$155	$(8)	$67	$843	$131

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2011 included in net income (loss):
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$27	$(18)	$65	$40	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	U.S. Treasury and Agency Securities	Foreign Corporate Securities	RMBS	CMBS	State and Political Subdivision Securities	ABS	Foreign Government Securities
	(In millions)

Nine Months Ended September 30, 2012:
Balance, beginning of period	$1,432	$—	$580	$239	$147	$23	$220	$2
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	5	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	(22)	(4)	(2)	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	70	—	39	32	5	2	5	—
Purchases (3)	143	—	100	27	33	—	98	—
Sales (3)	(98)	—	(41)	(46)	(52)	—	(12)	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	26	—	93	4	28	—	—	—
Transfers out of Level 3 (4)	(6)	—	(14)	—	—	—	(18)	—

Balance, end of period	$1,572	$—	$735	$252	$159	$25	$293	$2

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2012 included in net income (loss):
Net investment income	$5	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$(16)	$(2)	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (5)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (6)	Separate Account Assets (7)
	(In millions)

Nine Months Ended September 30, 2012:
Balance, beginning of period	$21	$76	$10	$174	$(1)	$43	$1,032	$130
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	(2)	—	—	—	—	—	—	19
Net derivative gains (losses)	—	—	—	3	10	(74)	276	—
Other comprehensive income (loss)	5	16	—	9	—	—	—	—
Purchases (3)	—	—	66	—	—	—	—	4
Sales (3)	(1)	—	(10)	—	—	—	—	(4)
Issuances (3)	—	—	—	(10)	—	—	—	—
Settlements (3)	—	—	—	(34)	—	—	(9)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	1	—	—	(1)

Balance, end of period	$23	$92	$66	$142	$10	$(31)	$1,299	$148

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2012 included in net income (loss):
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$(3)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$4	$10	$(74)	$283	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate Securities	U.S. Treasury and Agency Securities	Foreign Corporate Securities	RMBS (8)	CMBS	State and Political Subdivision Securities	ABS (8)	Foreign Government Securities
	(In millions)

Nine Months Ended September 30, 2011:
Balance, beginning of period	$1,510	$34	$880	$282	$130	$32	$321	$14
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	4	—	2	—	—	—	—	—
Net investment gains (losses)	31	—	(18)	(4)	—	—	(6)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	92	—	15	(13)	20	(8)	11	—
Purchases (3)	184	—	270	4	18	—	147	—
Sales (3)	(153)	—	(502)	(24)	(10)	(1)	(50)	(12)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	4	—	22	—	—	—	99	—
Transfers out of Level 3 (4)	(117)	(34)	(54)	(16)	—	—	(214)	—

Balance, end of period	$1,555	$—	$615	$229	$158	$23	$308	$2

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2011 included in net income (loss):
Net investment income	$5	$—	$1	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$(7)	$(4)	$—	$—	$(1)	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (5)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (6)	Separate Account Assets (7)
	(In millions)

Nine Months Ended September 30, 2011:
Balance, beginning of period	$22	$214	$173	$(61)	$11	$12	$677	$133
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	1	(24)	(1)	—	—	—	—	(6)
Net derivative gains (losses)	—	—	—	25	(16)	56	115	—
Other comprehensive income (loss)	(7)	19	—	199	—	—	—	—
Purchases (3)	9	—	55	—	—	3	—	5
Sales (3)	(4)	(116)	(172)	—	—	—	—	(1)
Issuances (3)	—	—	—	—	(1)	(4)	—	—
Settlements (3)	—	—	—	(8)	(1)	—	51	—
Transfers into Level 3 (4)	—	—	—	—	(1)	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	—

Balance, end of period	$21	$93	$55	$155	$(8)	$67	$843	$131

Changes in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2011 included in net income (loss):
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(3)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$20	$(15)	$56	$115	$—

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

Fair Value Option

Assets and Liabilities Held by CSEs

The Company has elected the FVO for the following assets and liabilities held by CSEs: commercial mortgage loans and long-term debt. The following table presents these commercial mortgage loans accounted for under the FVO at:

	September 30, 2012	December 31, 2011
	(In millions)
Unpaid principal balance	$2,752	$3,019
Difference between estimated fair value and unpaid principal balance	127	119

Carrying value at estimated fair value	$2,879	$3,138

The following table presents the long-term debt accounted for under the FVO related to commercial mortgage loans at:

	September 30, 2012	December 31, 2011
	(In millions)
Contractual principal balance	$2,657	$2,925
Difference between estimated fair value and contractual principal balance	133	140

Carrying value at estimated fair value	$2,790	$3,065

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

	Three Months Ended September 30,
	2012			2011
	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Gains (Losses)	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$12	$12	$—	$8	$8	$—
Other limited partnership interests (2)	$1	$—	$(1)	$4	$3	$(1)
Real estate joint ventures (3)	$—	$—	$—	$—	$—	$—
Goodwill (4)	$394	$—	$(394)	$—	$—	$—

	Nine Months Ended September 30,
	2012			2011
	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Gains (Losses)	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$8	$12	$4	$—	$8	$8
Other limited partnership interests (2)	$7	$4	$(3)	$7	$5	$(2)
Real estate joint ventures (3)	$5	$2	$(3)	$—	$—	$—
Goodwill (4)	$394	$—	$(394)	$—	$—	$—

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

(2)

Other limited partnership interests — These impaired investments were accounted for using the cost method. Impairments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. The estimated fair values of these investments have been determined using NAV data. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments were $3 million and $1 million at September 30, 2012 and 2011, respectively.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(3)

Real estate joint ventures — These impaired investments were accounted for using the cost method. Impairments were recognized at estimated fair value determined from information provided in the financial statements of the underlying entities. These investments include several real estate funds that typically invest primarily in commercial real estate. The estimated fair values of these investments have been determined using NAV data. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments were $3 million at September 30, 2012. There were no unfunded commitments for these investments at September 30, 2011.

(4)

Goodwill — As discussed in Note 7, in September 2012, the Company recorded an impairment of goodwill associated with the Retail Annuities reporting unit. This impairment has been categorized as Level 3 due to the significant unobservable inputs used in the determination of the associated estimated fair value.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2012
		Fair Value Measurements at Reporting Date Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
	(In millions)

Assets:
Mortgage loans, net	$6,515	$—	$—	$7,002	$7,002
Policy loans	$1,227	$—	$864	$467	$1,331
Real estate joint ventures	$61	$—	$—	$100	$100
Other limited partnership interests	$98	$—	$—	$119	$119
Other invested assets	$430	$—	$545	$—	$545
Premiums, reinsurance and other receivables	$6,017	$—	$98	$6,946	$7,044
Liabilities:
PABs	$23,188	$—	$—	$25,133	$25,133
Long-term debt	$792	$—	$1,032	$—	$1,032
Other liabilities	$460	$—	$310	$150	$460
Separate account liabilities	$1,321	$—	$1,321	$—	$1,321
Commitments: (1)
Mortgage loan commitments	$—	$—	$—	$2	$2
Commitments to fund bank credit facilities and private corporate bond investments	$—	$—	$8	$—	$8

	December 31, 2011
	Carrying Value	Estimated Fair Value
	(In millions)

Assets:
Mortgage loans, net	$6,662	$6,946
Policy loans	$1,203	$1,307
Real estate joint ventures	$69	$107
Other limited partnership interests	$98	$126
Other invested assets	$430	$477
Premiums, reinsurance and other receivables	$5,973	$6,880
Liabilities:
PABs	$23,144	$24,732
Long-term debt	$792	$970
Other liabilities	$224	$224
Separate account liabilities	$1,240	$1,240
Commitments: (1)
Mortgage loan commitments	$—	$—
Commitments to fund bank credit facilities and private corporate bond investments	$—	$7

(1)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities. See Note 9 for additional information on these off-balance sheet obligations.

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

Amounts recoverable under ceded reinsurance agreements, which the Company has determined do not transfer significant risk such that they are accounted for using the deposit method of accounting, have been classified as Level 3. The valuation is based on DCF methodologies using significant unobservable inputs. The estimated fair value is determined using interest rates determined to reflect the appropriate credit standing of the assuming counterparty.

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

6.  Deferred Policy Acquisition Costs and Value of Business Acquired

Information regarding DAC and VOBA was as follows:

	Nine Months Ended September 30,
	2012			2011
	DAC	VOBA	Total	DAC	VOBA	Total
	(In millions)

Balance, beginning of period	$3,182	$1,006	$4,188	$2,705	$1,686	$4,391
Capitalizations	691	—	691	978	—	978

Subtotal	3,873	1,006	4,879	3,683	1,686	5,369

Amortization related to:
Net investment gains (losses)	(79)	(1)	(80)	(302)	(26)	(328)
Other expenses	(403)	(156)	(559)	(338)	(230)	(568)

Total amortization	(482)	(157)	(639)	(640)	(256)	(896)

Unrealized investment gains (losses)	(40)	(170)	(210)	(48)	(324)	(372)
Disposition and other (1)	(159)	—	(159)	(3)	—	(3)

Balance, end of period	$3,192	$679	$3,871	$2,992	$1,106	$4,098

(1)	See Note 2.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding DAC and VOBA by segment, as well as Corporate & Other, was as follows:

	DAC		VOBA		Total
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(In millions)

Retail	$3,183	$3,042	$679	$1,005	$3,862	$4,047
Corporate Benefit Funding	9	12	—	1	9	13
Corporate & Other	—	128	—	—	—	128

Total	$3,192	$3,182	$679	$1,006	$3,871	$4,188

7.  Goodwill

The Company tests goodwill for impairment during the third quarter of each year at the reporting unit level based upon data at June 30 of that year. A reporting unit is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. Step 1 of the goodwill impairment process requires a comparison of the fair value of a reporting unit to its carrying value. To determine the fair values for our reporting units, the Company generally applies a market multiple valuation, DCF valuation, and/or actuarial appraisal approach. The market multiple valuation approach utilizes market multiples of companies with similar businesses and the projected operating earnings of the reporting unit. The DCF valuation approach requires judgments about revenues, operating earnings projections, capital market assumptions and discount rates. The actuarial appraisal approach estimates the net worth of the reporting unit, the value of existing business and the value of new business.

An actuarial appraisal was performed for the Retail Annuities reporting unit that resulted in a fair value of the reporting unit less than the carrying value, indicating a potential for goodwill impairment. The growing concern regarding an extended period of low interest rates was reflected in the fair value estimate, particularly on the returns a market buyer would assume on the fixed income portion of separate account annuity products. In addition, industry-wide inquiries by regulators on the use of affiliated captive reinsurers for off-shore entities to reinsure insurance risks may limit access to this type of capital structure. As a result, a market buyer may discount the ability to fully utilize these structures, which also affected the fair value estimate of the reporting unit. Accordingly, the Company performed Step 2 of the goodwill impairment process, which compares the implied fair value of goodwill with the carrying value of that goodwill in the reporting unit to calculate the amount of goodwill impairment. The Company determined that all of the recorded goodwill associated with the Retail Annuities reporting unit was not recoverable and recorded a non-cash charge of $394 million ($147 million, net of income tax) for the impairment of the entire goodwill balance in the interim condensed consolidated statements of operations and comprehensive income for both the three months and nine months ended September 30, 2012.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In addition, the Company performed its annual goodwill impairment tests of its other reporting units during the third quarter of 2012 using a market multiple valuation, DCF valuation, and/or actuarial appraisal approach based upon data at June 30, 2012 and concluded that the fair values of all such reporting units were in excess of their carrying values and, therefore, goodwill was not impaired.

As anticipated, in the third quarter of 2012, the Company continued to realign certain products and businesses among its existing segments. As a result, the Company reallocated goodwill from the former segments to and among the new segments based on the relative fair value method as shown in the below table under “Goodwill Transfers.” As a result of the realignment during the third quarter, the Company performed an analysis to identify all reporting units under the revised structure. Based on a qualitative assessment performed, the Company concluded that at September 30, 2012 there were no indicators of a scenario in which it was more likely than not that any reporting units had a carrying value that exceeded fair value, and thus, no further impairment analysis was performed.

Management continues to evaluate current market conditions that may affect the estimated fair value of the reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.

The following table presents the changes in the net carrying amount of goodwill in each of the Company’s segments, as well as Corporate & Other, and the balances at:

	December 31, 2011	Goodwill Transfers	Impairments (1)	September 30, 2012
	(In millions)

Retail	$236	$5	$(218)	$23
Corporate Benefit Funding	307	—	—	307
Corporate & Other (2)	410	(5)	(176)	229

Total	$953	$—	$(394)	$559

(1)

At September 30, 2012, the Company’s accumulated goodwill impairment loss was $394 million, of which $218 million was recorded in Retail and $176 million was recorded in Corporate & Other. The Company had no accumulated goodwill impairment at December 31, 2011.

(2)

The $410 million of net goodwill in Corporate & Other at December 31, 2011, relates to goodwill acquired as a part of the 2005 Travelers acquisition. For purposes of goodwill impairment testing, $405 million of Corporate & Other goodwill was allocated to business units of the Retail and Corporate Benefit Funding segments in the amounts of $210 million and $186 million, respectively. The Retail segment amount was further allocated within the segment to the Life & Other and the Annuities reporting units in the amounts of $34 million and $176 million, respectively. Also included in Corporate & Other at December 31, 2011 was $9 million of goodwill associated with ancillary group life and non-medical health business. As reflected in the table, the $176 million related to the Retail Annuities reporting unit was impaired in the third quarter of 2012. Goodwill of $5 million relating to the Company’s non-medical health business was realigned to the Retail segment in the third quarter of 2012 (see Note 12).

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8.  Insurance

Insurance Liabilities

Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, were as follows:

	Future Policy Benefits		Policyholder Account Balances		Other Policy-Related Balances
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(In millions)

Retail	$6,098	$5,337	$28,510	$30,001	$2,756	$2,578
Corporate Benefit Funding	15,049	14,028	9,038	8,375	10	14
Corporate & Other	5,859	6,118	2	3,699	366	397

Total	$27,006	$25,483	$37,550	$42,075	$3,132	$2,989

See Note 2 for information on the disposition of a subsidiary that had been reported in Corporate & Other. See Note 12 for information on the continued realignment of certain products and businesses among the Company’s existing segments during the third quarter of 2012, which was retrospectively applied. See Note 13 for discussion of affiliated reinsurance liabilities included in the table above.

Guarantees

As discussed in Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report, the Company issues variable annuity products with guaranteed minimum benefits. The non-life-contingent portion of GMWB, GMAB and the portion of certain GMIB that does not require annuitization are accounted for as embedded derivatives in PABs. These guarantees are recorded at estimated fair value with changes in estimated fair value recorded in net derivative gains (losses), and are excluded from the net amount at risk (“NAR”) and other disclosures below.

Based on the type of guarantee, the Company defines NAR as listed below.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The amounts in the table below include direct business, but exclude offsets from hedging or reinsurance, if any. As discussed in Note 8 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report, the Company has reinsured substantially all of the living and death benefit guarantees associated with variable annuities issued since 2006 to an affiliated reinsurer, and certain portions of living and death benefit guarantees associated with variable annuities issued prior to 2006 to affiliated and unaffiliated reinsurers. Therefore, the NARs presented below reflect the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company.

Information regarding the liabilities for guarantees (excluding base policy liabilities) relating to annuity and universal and variable life contracts was as follows:

	September 30, 2012			December 31, 2011
	In the Event of Death	At Annuitization		In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value	$87,797	$49,986		$76,550	$41,713
Separate account value	$82,457	$48,305		$70,635	$39,454
Net amount at risk	$3,222	$2,096	(2)	$5,515	$1,444	(2)
Average attained age of contractholders	63 years	63 years		62 years	62 years

	September 30, 2012	December 31, 2011
	Secondary Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$5,712	$5,177
Net amount at risk	$85,474	$80,477
Average attained age of policyholders	58 years	58 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)

The Company had previously disclosed the NAR based on the excess of the benefit base over the contractholder’s total contract account value on the balance sheet date. Such amounts were $5.3 billion and $6.6 billion at September 30, 2012 and December 31, 2011, respectively. The Company has provided, in the table above, the NAR as defined above. The Company believes that this definition is more representative of the potential economic exposures of these guarantees as the contractholders do not have access to this difference other than through annuitization.

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

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for some of the matters below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2012.

Matters as to Which an Estimate Can Be Made

For some of the matters discussed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of September 30, 2012, the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material for the Company.

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

Connecticut General Life Insurance Company and MetLife Insurance Company of Connecticut engaged in an arbitration proceeding to determine whether MetLife Insurance Company of Connecticut is owed money from Connecticut General Life Insurance Company or is required to refund several million dollars it collected and/or should stop submitting certain claims under reinsurance contracts in which Connecticut General Life Insurance Company reinsured death benefits payable under certain MetLife Insurance Company of Connecticut annuities. The arbitration panel issued an interim final award, dated August 28, 2012, which states that MetLife Insurance Company of Connecticut shall pay Connecticut General $11,369,675 in damages incurred through the second quarter of 2011 to be offset against $7,028,955 in claims due to MetLife Insurance Company of Connecticut through the fourth quarter of 2011. As a result of the award, a reinsurance recoverable of over $7 million will be reduced and the parties will take steps to reconcile damage claims with respect to the issues between the parties. The award also will lead MetLife Insurance Company of Connecticut to stop submitting certain claims under the reinsurance contracts.

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.0 billion and $1.2 billion at September 30, 2012 and December 31, 2011, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $203 million and $167 million at September 30, 2012 and December 31, 2011, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $156 million and $248 million at September 30, 2012 and December 31, 2011, respectively.

Other Commitments

The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At September 30, 2012 and December 31, 2011, the Company had agreed to fund up to $86 million and $90 million, respectively, of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $108 million and $109 million, respectively, to custody accounts to secure the demand notes. Each of these affiliates is permitted by contract to sell or repledge this collateral.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Guarantees

The Company has provided a guarantee on behalf of MetLife International Insurance Company, Ltd. (“MLII”), a former affiliate, that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $235 million and $272 million at September 30, 2012 and December 31, 2011, respectively. The Company does not hold any collateral related to this guarantee, but has a recorded liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at both September 30, 2012 and December 31, 2011. The remainder of the risk was ceded to external reinsurers.

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

11.  Other Expenses

Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Compensation	$85	$74	$261	$225
Commissions	214	373	740	1,047
Volume-related costs	32	39	130	121
Affiliated interest costs on ceded reinsurance	54	58	201	163
Capitalization of DAC	(197)	(347)	(691)	(978)
Amortization of DAC and VOBA	185	494	639	896
Interest expense on debt and debt issuance costs	57	109	176	329
Premium taxes, licenses and fees	11	41	51	69
Professional services	6	7	18	36
Rent	9	7	26	22
Other	91	108	340	287

Total other expenses	$547	$963	$1,891	$2,217

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

12.  Segment Information

As announced in November 2011, MetLife reorganized its business into three broad geographic regions. As a result, in the first quarter of 2012, the Company reorganized into two segments: Retail and Corporate Benefit Funding. As anticipated, in the third quarter of 2012, MetLife and the Company continued to realign certain products and businesses among its existing segments as noted below. Prior period results have been revised in connection with these changes.

Retail. The Retail segment offers a broad range of protection products and a variety of annuities primarily to individuals, and is organized into two businesses: Annuities and Life & Other. Annuities include a variety of variable and fixed annuities which provide for both asset accumulation and asset distribution needs. Life & Other insurance products and services include variable life, universal life, term life and whole life products, as well as individual disability income products. Additionally, through our broker-dealer affiliates, we offer a full range of mutual funds and other securities products.

Corporate Benefit Funding. The Corporate Benefit Funding segment offers a broad range of annuity and investment products, including guaranteed interest products and other stable value products, income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This segment also includes certain products to fund company-, bank- or trust-owned life insurance used to finance non-qualified benefit programs for executives.

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

As discussed above, in the third quarter of 2012, as anticipated as part of the November 2011 reorganization, management realigned certain individual disability income products and began reporting such product results in the Retail segment. As a result of the first quarter segment reorganization, these results had been reported in Corporate & Other. In accordance with the third quarter 2012 realignment, prior period operating earnings for the Retail segment increased by $0, net of $1 million of income tax, and $2 million, net of $2 million of income tax, with a corresponding decrease in Corporate & Other, for the three months and nine months ended September 30, 2011, respectively.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Operating revenues excludes net investment gains (losses) and net derivative gains (losses). Operating expenses excludes goodwill impairments.

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

The following additional adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

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

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2012 and 2011. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.

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

	Operating Earnings
Three Months Ended September 30, 2012	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)

Revenues
Premiums	$106	$178	$—	$284	$—	$284
Universal life and investment-type product policy fees	527	8	—	535	37	572
Net investment income	369	267	35	671	4	675
Other revenues	136	1	—	137	—	137
Net investment gains (losses)	—	—	—	—	4	4
Net derivative gains (losses)	—	—	—	—	(98)	(98)

Total revenues	1,138	454	35	1,627	(53)	1,574

Expenses
Policyholder benefits and claims	185	311	—	496	54	550
Interest credited to policyholder account balances	240	37	—	277	(1)	276
Goodwill impairment	—	—	—	—	394	394
Capitalization of DAC	(195)	(2)	—	(197)	—	(197)
Amortization of DAC and VOBA	173	1	—	174	11	185
Interest expense on debt	—	—	17	17	40	57
Other expenses	492	10	(1)	501	1	502

Total expenses	895	357	16	1,268	499	1,767

Provision for income tax expense (benefit)	85	34	(18)	101	(290)	(189)

Operating earnings	$158	$63	$37	258

Adjustments to:
Total revenues				(53)
Total expenses				(499)
Provision for income tax (expense) benefit				290

Net income (loss)				$(4)		$(4)

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
Three Months Ended September 30, 2011	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)

Revenues
Premiums	$265	$219	$—	$484	$—	$484
Universal life and investment-type product policy fees	422	9	8	439	48	487
Net investment income	359	300	54	713	(62)	651
Other revenues	122	1	—	123	—	123
Net investment gains (losses)	—	—	—	—	58	58
Net derivative gains (losses)	—	—	—	—	882	882

Total revenues	1,168	529	62	1,759	926	2,685

Expenses
Policyholder benefits and claims	349	348	1	698	39	737
Interest credited to policyholder account balances	256	43	—	299	(137)	162
Goodwill impairment	—	—	—	—	—	—
Capitalization of DAC	(335)	—	(12)	(347)	—	(347)
Amortization of DAC and VOBA	219	1	1	221	273	494
Interest expense on debt	—	—	17	17	92	109
Other expenses	629	10	59	698	9	707

Total expenses	1,118	402	66	1,586	276	1,862

Provision for income tax expense (benefit)	20	44	(24)	40	221	261

Operating earnings	$30	$83	$20	133

Adjustments to:
Total revenues				926
Total expenses				(276)
Provision for income tax (expense) benefit				(221)

Net income (loss)				$562		$562

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
Nine Months Ended September 30, 2012	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)

Revenues
Premiums	$406	$531	$133	$1,070	$—	$1,070
Universal life and investment-type product policy fees	1,555	23	14	1,592	99	1,691
Net investment income	1,127	867	145	2,139	84	2,223
Other revenues	381	4	—	385	—	385
Net investment gains (losses)	—	—	—	—	79	79
Net derivative gains (losses)	—	—	—	—	45	45

Total revenues	3,469	1,425	292	5,186	307	5,493

Expenses
Policyholder benefits and claims	588	917	127	1,632	143	1,775
Interest credited to policyholder account balances	715	123	—	838	44	882
Goodwill impairment	—	—	—	—	394	394
Capitalization of DAC	(652)	(5)	(34)	(691)	—	(691)
Amortization of DAC and VOBA	550	9	3	562	77	639
Interest expense on debt	—	—	51	51	125	176
Other expenses	1,652	29	81	1,762	5	1,767

Total expenses	2,853	1,073	228	4,154	788	4,942

Provision for income tax expense (benefit)	216	123	(45)	294	(256)	38

Operating earnings	$400	$229	$109	738

Adjustments to:
Total revenues				307
Total expenses				(788)
Provision for income tax (expense) benefit				256

Net income (loss)				$513		$513

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
Nine Months Ended September 30, 2011	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)

Revenues
Premiums	$505	$756	$—	$1,261	$—	$1,261
Universal life and investment-type product policy fees	1,292	26	28	1,346	89	1,435
Net investment income	1,078	897	143	2,118	114	2,232
Other revenues	380	4	—	384	—	384
Net investment gains (losses)	—	—	—	—	17	17
Net derivative gains (losses)	—	—	—	—	859	859

Total revenues	3,255	1,683	171	5,109	1,079	6,188

Expenses
Policyholder benefits and claims	681	1,131	1	1,813	69	1,882
Interest credited to policyholder account balances	740	138	—	878	(125)	753
Goodwill impairment	—	—	—	—	—	—
Capitalization of DAC	(931)	(6)	(41)	(978)	—	(978)
Amortization of DAC and VOBA	563	3	4	570	326	896
Interest expense on debt	—	—	50	50	279	329
Other expenses	1,792	33	125	1,950	20	1,970

Total expenses	2,845	1,299	139	4,283	569	4,852

Provision for income tax expense (benefit)	145	134	(40)	239	176	415

Operating earnings	$265	$250	$72	587

Adjustments to:
Total revenues				1,079
Total expenses				(569)
Provision for income tax (expense) benefit				(176)

Net income (loss)				$921		$921

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2012	December 31, 2011
	(In millions)

Retail	$133,572	$120,810
Corporate Benefit Funding	33,875	30,836
Corporate & Other	16,212	19,418

Total	$183,659	$171,064

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)

Compensation	$83	$65	$258	$192
Commissions	129	319	420	745
Volume-related costs	48	56	181	165
Professional services	6	5	16	14
Rent	9	7	26	19
Other	86	77	322	228

Total other expenses	$361	$529	$1,223	$1,363

Revenues received from affiliates related to these agreements were recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)

Universal life and investment-type product policy fees	$46	$37	$132	$106
Other revenues	$43	$35	$123	$100

The Company had net receivables from affiliates of $57 million and $93 million at September 30, 2012 and December 31, 2011, respectively, related to the items discussed above. These amounts exclude affiliated reinsurance balances discussed below. See Note 3 for expenses related to investment advice under these agreements, recorded in net investment income.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the effect of affiliated reinsurance included in the interim condensed consolidated statements of operations and comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)

Premiums:
Reinsurance assumed	$4	$2	$10	$6
Reinsurance ceded	(126)	(89)	(323)	(198)

Net premiums	$(122)	$(87)	$(313)	$(192)

Universal life and investment-type product policy fees:
Reinsurance assumed	$22	$29	$66	$72
Reinsurance ceded	(101)	(115)	(306)	(303)

Net universal life and investment-type product policy fees	$(79)	$(86)	$(240)	$(231)

Other revenues:
Reinsurance assumed	$-	$-	$-	$-
Reinsurance ceded	79	71	213	229

Net other revenues	$79	$71	$213	$229

Policyholder benefits and claims:
Reinsurance assumed	$5	$5	$11	$17
Reinsurance ceded	(174)	(165)	(494)	(393)

Net policyholder benefits and claims	$(169)	$(160)	$(483)	$(376)

Interest credited to policyholder account balances:
Reinsurance assumed	$18	$17	$53	$50
Reinsurance ceded	(27)	(23)	(79)	(60)

Net interest credited to policyholder account balances	$(9)	$(6)	$(26)	$(10)

Other expenses:
Reinsurance assumed	$7	$16	$28	$44
Reinsurance ceded	28	40	126	122

Net other expenses	$35	$56	$154	$166

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the effect of affiliated reinsurance included in the interim condensed consolidated balance sheets was as follows at:

	September 30, 2012		December 31, 2011
	Assumed	Ceded	Assumed	Ceded
	(In millions)

Assets:
Premiums, reinsurance and other receivables	$35	$12,536	$34	$12,345
Deferred policy acquisition costs and value of business acquired	123	(631)	134	(585)

Total assets	$158	$11,905	$168	$11,760

Liabilities:
Future policy benefits	$47	$-	$44	$-
Other policy-related balances	1,566	836	1,515	758
Other liabilities	13	4,409	10	3,903

Total liabilities	$1,626	$5,245	$1,569	$4,661

The Company ceded risks to affiliates related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were assets of $2.6 billion and $2.8 billion at September 30, 2012 and December 31, 2011, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($344) million and ($357) million for the three months and nine months ended September 30, 2012, respectively, and $2.1 billion and $1.9 billion for the three months and nine months ended September 30, 2011, respectively.

MLI-USA cedes two blocks of business to an affiliate on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and increased the funds withheld balance by $602 million and $416 million at September 30, 2012 and December 31, 2011, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($37) million and ($186) million for the three months and nine months ended September 30, 2012, respectively, and ($365) million and ($390) million for the three months and nine months ended September 30, 2011, respectively.

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

Operating revenues excludes net investment gains (losses) and net derivative gains (losses). Operating expenses excludes goodwill impairments.

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

The following additional adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

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

Business

As announced in November 2011, MetLife reorganized its business into three broad geographic regions. As a result, in the first quarter of 2012, MICC reorganized into two segments: Retail and Corporate Benefit Funding. As anticipated, in the third quarter of 2012, MetLife and the Company continued to realign certain products and businesses among its existing segments to better conform to the way they manage and assess their respective business as noted below. As a result, MICC’s non-medical health business, which is comprised of individual disability income products, previously reported in Corporate & Other is now reported in the Retail segment. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust such measurements in the future to better reflect segment profitability.

Retail. Our Retail segment offers a broad range of protection products and a variety of annuities primarily to individuals, and is organized into two businesses: Annuities and Life & Other. Annuities include a variety of variable and fixed annuities which provide for both asset accumulation and asset distribution needs. Our Life & Other insurance products and services include variable life, universal life, term life and whole life products, as well as individual disability income products. Additionally, through our broker-dealer affiliates, we offer a full range of mutual funds and other securities products.

Corporate Benefit Funding. Our Corporate Benefit Funding segment offers a broad range of annuity and investment products, including guaranteed interest products and other stable value products, income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This segment also includes certain products to fund company-, bank- or trust-owned life insurance used to finance non-qualified benefit programs for executives.

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

As discussed above, in the third quarter of 2012, as anticipated as part of the November 2011 reorganization, management realigned certain individual disability income products and began reporting such product results in the Retail segment. As a result of the first quarter segment reorganization, these results had been reported in Corporate & Other. In accordance with the third quarter 2012 realignment, prior period operating earnings for the Retail segment increased by $0, net of $1 million of income tax, and $2 million, net of $2 million of income tax, with a corresponding decrease in Corporate & Other, for the three months and nine months ended September 30, 2011, respectively.

In the first quarter of 2012, the Company adopted new guidance regarding accounting for DAC. See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for further information. As a result, prior period results have been revised in connection with MetLife’s and the Company’s reorganization and the retrospective application of the first quarter 2012 adoption of new guidance regarding accounting for DAC.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Interim Condensed Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	estimated fair values of investments in the absence of quoted market values;

(ii)	investment impairments;

(iii)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(iv)	capitalization and amortization of DAC and the establishment and amortization of VOBA;

(v)	measurement of goodwill and related impairment;

(vi)	liabilities for future policyholder benefits and the accounting for reinsurance;

(vii)	measurement of income taxes and the valuation of deferred tax assets; and

(viii)	liabilities for litigation and regulatory matters.

In applying the Company’s accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from these estimates.

The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2011 Annual Report. Critical accounting estimate updates relating to goodwill are discussed below.

DAC

For a discussion of the new accounting guidance on DAC, see Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.

Goodwill

Goodwill is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test.

For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit goodwill is compared to the carrying value of that goodwill to measure the amount of impairment loss, if any. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit. The estimated fair values of the Retail Annuities and Retail Life reporting units are particularly sensitive to interest rate and equity market levels.

In the third quarter of 2012, the Company performed its annual goodwill impairment test on its Retail Annuities reporting unit based upon data at June 30, 2012. The Company utilized an actuarial appraisal approach, which estimates the net worth of the reporting unit, the value of existing business and the value of new business. This appraisal resulted in a fair value of the Retail Annuities reporting unit less than the carrying value, indicating a potential for goodwill impairment. The actuarial appraisal reflected the expected market impact to a buyer of changes in the regulatory environment, continued low interest rates for an extended period of time, and other market and economic factors. Specifically, in July 2012, the Department of Financial Services initiated an inquiry into the use of captive or off-shore reinsurers, strategies many market participants have used for capital efficiency on variable annuity products; the National Association of Insurance Commissioners has also been studying the use of captives. See “Risk Factors — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” and “Risk Factors — Our Statutory Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity.” Additionally, in the third quarter of 2012, the Federal Reserve announced that it anticipated that low interest rates are likely to be warranted at least through mid-2015, extending the time horizon from previous announcements. In July 2012, the 10-year U.S. Treasury rate was at its lowest point since the 1940’s. Finally, also in the third quarter of 2012, Moody’s Investors Service changed its outlook for the U.S. life insurance industry to negative from stable, stating it expects interest rates to remain in the low single digits for the next few years. As a result, the Company performed Step 2 of the goodwill impairment process, which compares the implied fair value of the reporting unit’s goodwill with its carrying value. This analysis indicated that the recorded goodwill associated with this reporting unit was not recoverable. Therefore, the Company recorded a non-cash charge of $394 million ($147 million, net of income tax) for the impairment of the entire goodwill balance that is reported in goodwill impairment in the interim condensed consolidated statements of operations and comprehensive income for both the three months and nine months ended September 30, 2012.

In addition, the Company performed its annual goodwill impairment tests of its other reporting units during the third quarter of 2012 using a market multiple valuation, discounted cash flow valuation, and/or actuarial appraisal approach based upon data at June 30, 2012 and concluded that the fair values of all reporting units were in excess of their carrying values and, therefore, goodwill was not impaired.

As anticipated, in the third quarter of 2012, the Company continued to realign certain products and businesses among its existing segments. As a result, beginning in the third quarter of 2012, the Retail Life reporting unit was integrated with other products and businesses. The amount of goodwill allocated to the Retail Life & Other reporting unit was approximately $57 million as of September 30, 2012. As a result of the realignment during the third quarter, the Company performed an analysis to identify all reporting units under the revised structure. Based on a qualitative assessment performed, the Company concluded that at September 30, 2012 there were no indicators of a scenario in which it was more likely than not that any reporting units had a carrying value that exceeded fair value, and thus, no further impairment analysis was performed. On an ongoing basis, we evaluate potential triggering events that may affect the estimated fair value of our reporting units to assess whether any goodwill impairment exists.

We apply significant judgment when determining the estimated fair value of our reporting units and when assessing the relationship of market capitalization to the aggregate estimated fair value of our reporting units. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of our reporting units could result in goodwill impairments in future periods which could materially adversely affect our results of operations or financial position. See “Risk Factors — If Our Business Does Not Perform Well, We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against the Deferred Income Tax Asset, Which Could Adversely Affect Our Results of Operations or Financial Condition” included in the 2011 Annual Report.

See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information on the Company’s goodwill.

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

Disposition

See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Results of Operations

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

Consolidated Results

We have experienced growth and an increase in sales, specifically, in our variable and universal life businesses. Pension closeout sales in the United Kingdom remain strong; however, premiums decreased $218 million, before income tax, due to a significant sale in the prior period. While premiums for this business were almost entirely offset by the related change in policyholder benefits, the positive net cash flows from strong sales contributed to the growth in our investment portfolio. Sales of annuities declined $6.3 billion, before income tax, or 41% compared to the prior period, in response to actions taken to manage sales volume as we focus on pricing discipline and risk management in this challenging economic environment.

	Nine Months Ended September 30,
	2012	2011	Change	% Change
	(In millions)
Revenues
Premiums	$1,070	$1,261	$(191)	(15.1)%
Universal life and investment-type product policy fees	1,691	1,435	256	17.8%
Net investment income	2,223	2,232	(9)	(0.4)%
Other revenues	385	384	1	0.3%
Net investment gains (losses)	79	17	62
Net derivative gains (losses)	45	859	(814)	(94.8)%

Total revenues	5,493	6,188	(695)	(11.2)%

Expenses
Policyholder benefits and claims	1,775	1,882	(107)	(5.7)%
Interest credited to policyholder account balances	882	753	129	17.1%
Goodwill impairment	394	—	394
Capitalization of DAC	(691)	(978)	287	29.3%
Amortization of DAC and VOBA	639	896	(257)	(28.7)%
Interest expense on debt	176	329	(153)	(46.5)%
Other expenses	1,767	1,970	(203)	(10.3)%

Total expenses	4,942	4,852	90	1.9%

Income (loss) before provision for income tax	551	1,336	(785)	(58.8)%
Provision for income tax expense (benefit)	38	415	(377)	(90.8)%

Net income	$513	$921	$(408)	(44.3)%

During the nine months ended September 30, 2012, income (loss) before provision for income tax, decreased $785 million ($408 million, net of income tax) from the prior period primarily driven by an unfavorable change in net derivative gains (losses) and goodwill impairment charge in the current period. A $151 million increase in operating earnings partially offset these declines.

We manage our investment portfolio using disciplined Asset/Liability Management principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing, risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures, provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currency exchange rates, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our specific mix of products and business segments. In addition, the general account investment portfolio included, within other securities, contractholder-directed unit-linked investments supporting variable annuity type liabilities, which did not qualify as separate account assets. The returns on these contractholder-directed unit-linked investments, which can vary significantly period to period, included changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in PABs through interest credited to policyholder account balances. During June 2012, the Company disposed of MetLife Europe Limited, which held these contractholder-directed unit-linked investments.

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

Investments are purchased to support our insurance liabilities and not to generate net investment gains and losses. However, net investment gains and losses are incurred and can change significantly from period to period due to changes in external influences, including changes in market factors such as interest rates, foreign currency exchange rates, credit spreads and equity markets; counterparty specific factors such as financial performance, credit rating and collateral valuation; and internal factors such as portfolio rebalancing. Changes in these factors from period to period can significantly impact the levels of both impairments and realized gains and losses on investments sold.

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

	Nine Months Ended September 30,
	2012	2011	Change
	(In millions)
Non-VA program derivatives
Interest rate	$(34)	$412	$(446)
Foreign currency	(15)	6	(21)
Credit	41	(14)	55
Non-VA program embedded derivatives	(6)	(1)	(5)

Total non-VA program derivatives	(14)	403	(417)

VA program derivatives
Embedded derivatives-direct/assumed guarantees:
Market and other risks	818	(1,859)	2,677
Nonperformance risk	(212)	391	(603)

Total	606	(1,468)	2,074
Embedded derivatives-ceded reinsurance:
Market and other risks	(571)	2,102	(2,673)
Nonperformance risk	241	(519)	760

Total	(330)	1,583	(1,913)
Freestanding derivatives hedging direct/assumed embedded derivatives	(217)	341	(558)

Total VA program derivatives	59	456	(397)

Net derivative gains (losses)	$45	$859	$(814)

The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $417 million ($271 million, net of income tax). This was primarily due to interest rates decreasing less in the current period than in the prior period, unfavorably impacting receive-fixed interest rate swaps and long interest rate floors, and due to decreasing forward U.K. inflation rates unfavorably impacting receive-float inflation swaps. These freestanding derivatives are primarily hedging interest rate risk in long duration liability portfolios and inflation-indexed liabilities. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.

The unfavorable change in net derivative gains (losses) on VA program derivatives was $397 million ($258 million, net of income tax). This was due to an unfavorable change of $554 million ($360 million, net of income tax) related to market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging these risks; partially offset by a net favorable change of $157 million ($102 million, net of income tax) related to the changes in the nonperformance risk adjustment on the direct, assumed, and ceded variable annuity embedded derivatives.

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

The foregoing unfavorable change of $554 million ($360 million, net of income tax) was primarily driven by changes in market factors. As discussed in the preceding paragraph, changes in market and other risks lead to volatility in earnings due to the mismatch in accounting on GMIBs. The primary changes in market factors are summarized as follows:

•

Equity index levels improved in the current period and decreased in the prior period, and equity volatility decreased in the current period but was mixed in the prior period. These changes contributed to an unfavorable change in our ceded reinsurance assets and our freestanding derivatives, and favorable changes in our direct and assumed embedded derivatives.

•

Long-term interest rates decreased less in the current period than in the prior period and contributed to an unfavorable change in our ceded reinsurance asset and our freestanding derivatives, and a favorable change in our direct and assumed embedded derivatives.

The favorable change in net investment gains of $62 million ($40 million, net of income tax) was primarily due to lower net gains on sales of fixed maturity securities and equity securities.

In addition, the current period includes a $394 million ($147 million, net of income tax) non-cash charge for goodwill impairment associated with our U.S. retail annuities business.

Income tax expense for the nine months ended September 30, 2012 was $38 million, or 7% of income (loss) before provision for income tax, compared with income tax expense of $415 million, or 31% of income (loss) before provision for income tax, for the prior period. The Company’s 2012 and 2011 effective tax rates differ from the U.S. statutory rate of 35% primarily due to the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing, in relation to income (loss) before provision for income tax. In addition, as previously mentioned, the current period includes a $394 million ($147 million, net of income tax) non-cash charge for goodwill impairment. The tax benefit associated with this charge is $247 million on the associated tax goodwill.

As more fully described in the discussion of performance measures above, we use operating earnings, which does not equate to net income, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for GAAP net income. Operating earnings increased $151 million, net of income tax, to $738 million, net of income tax, for the nine months ended September 30, 2012 from $587 million, net of income tax, in the prior period.

Reconciliation of net income to operating earnings

	Nine Months Ended September 30,
	2012	2011
	(In millions)
Net income	$513	$921
Less: Net investment gains (losses)	79	17
Less: Net derivative gains (losses)	45	859
Less: Goodwill impairment	(394)	—
Less: Other adjustments to net income (1)	(211)	(366)
Less: Provision for income tax (expense) benefit	256	(176)

Operating earnings	$738	$587

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Nine Months Ended September 30,
	2012	2011
	(In millions)
Total revenues	$5,493	$6,188
Less: Net investment gains (losses)	79	17
Less: Net derivative gains (losses)	45	859
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(1)	10
Less: Other adjustments to revenues (1)	184	193

Total operating revenues	$5,186	$5,109

Total expenses	$4,942	$4,852
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	81	329
Less: Goodwill impairment	394	—
Less: Other adjustments to expenses (1)	313	240

Total operating expenses	$4,154	$4,283

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Consolidated Results – Operating

	Nine Months Ended September 30,
	2012	2011	Change	% Change
	(In millions)
OPERATING REVENUES
Premiums	$1,070	$1,261	$(191)	(15.1)%
Universal life and investment-type product policy fees	1,592	1,346	246	18.3%
Net investment income	2,139	2,118	21	1.0%
Other revenues	385	384	1	0.3%

Total operating revenues	5,186	5,109	77	1.5%

OPERATING EXPENSES
Policyholder benefits and claims	1,632	1,813	(181)	(10.0)%
Interest credited to policyholder account balances	838	878	(40)	(4.6)%
Capitalization of DAC	(691)	(978)	287	29.3%
Amortization of DAC and VOBA	562	570	(8)	(1.4)%
Interest expense on debt	51	50	1	2.0%
Other expenses	1,762	1,950	(188)	(9.6)%

Total operating expenses	4,154	4,283	(129)	(3.0)%

Provision for income tax expense (benefit)	294	239	55	23.0%

Operating earnings	$738	$587	$151	25.7%

Unless otherwise stated, all amounts discussed below are net of income tax.

The $151 million increase in operating earnings was primarily driven by growth in most of our businesses, which increased our policy fees, and favorable mortality experience.

Positive net cash flows, generated from the majority of our businesses, were the primary driver of increases in both invested assets and separate account assets. This growth in separate account assets, in turn, generated an increase in operating earnings of $139 million, primarily from higher policy fees and other revenues from our annuity and variable and universal life businesses. Policy fees are calculated as a percentage of the average assets in separate accounts. In addition to positive net cash flows, invested assets increased from higher collateral posted by our derivative counterparties, which, combined, generated higher net investment earnings of $29 million. Consistent with the increase in invested assets, the growth in insurance liabilities resulted in higher interest credited on long-duration contracts and on our PABs, which resulted in a decrease in operating earnings of $16 million. Reduced annuity sales in the current period resulted in lower DAC capitalization, which was offset by a decline in deferrable expenses. However, strong annuity sales in the prior period significantly increased our in-force business which contributed to an increase in non-deferrable expenses of $65 million.

We experienced favorable mortality primarily in our variable and universal life business, which improved operating earnings by $33 million. The aforementioned business growth, combined with favorable market impacts, resulted in a $5 million decrease in DAC amortization. In our annuity business, DAC amortization decreased $18 million driven by improved equity markets in the current year combined with accelerated amortization in 2011 due to less favorable investment markets, while growth in our life and pension businesses resulted in a $13 million increase in DAC amortization.

Favorable equity market performance increased our average separate account balances, triggering an increase in policy fees and other revenues, most notably in our annuity business, resulting in a $21 million increase in operating earnings. Lower returns on our private equity investments, the results of which are generally reported on a three month lag, combined with the negative impact of the low interest rate environment on our mortgage loans, securities lending program, and fixed maturity securities, were partially offset by higher returns on real estate joint ventures and improved earnings on interest rate derivatives, which contributed to a $15 million decrease in operating earnings. As a result of the decline in interest rates, average interest credited rates on annuity fixed rate funds declined, increasing operating earnings by $8 million.

In the prior period, the Company incurred $17 million of expenses related to the liquidation plan filed by the New York State Department of Financial Services for Executive Life Insurance Company of New York. This was almost entirely offset by a $25 million increase in affiliated reinsurance-related expenses.

The Company benefited from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rates differ from the U.S. statutory rate of 35%. In the first nine months of 2012, we benefited primarily from higher utilization of tax preferenced investments, which improved operating earnings by $17 million over the prior period.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.  Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2011, as revised by MetLife Insurance Company of Connecticut’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on May 31, 2012 (as revised, the “2011 Annual Report”); (ii) Part II, Item 1, of MetLife Insurance Company of Connecticut’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, and (iii) Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.

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

Connecticut General Life Insurance Company and MetLife Insurance Company of Connecticut engaged in an arbitration proceeding to determine whether MetLife Insurance Company of Connecticut is owed money from Connecticut General Life Insurance Company or is required to refund several million dollars it collected and/or should stop submitting certain claims under reinsurance contracts in which Connecticut General Life Insurance Company reinsured death benefits payable under certain MetLife Insurance Company of Connecticut annuities. The arbitration panel issued an interim final award, dated August 28, 2012, which states that MetLife Insurance Company of Connecticut shall pay Connecticut General $11,369,675 in damages incurred through the second quarter of 2011 to be offset against $7,028,955 in claims due to MetLife Insurance Company of Connecticut through the fourth quarter of 2011. As a result of the award, a reinsurance recoverable of over $7 million will be reduced and the parties will take steps to reconcile damage claims with respect to the issues between the parties. The award also will lead MetLife Insurance Company of Connecticut to stop submitting certain claims under the reinsurance contracts.

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

Item 1A.  Risk Factors

The following, together with the information under “Risk Factors” in Part II, Item 1A, of MetLife Insurance Company of Connecticut’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, which is incorporated herein by reference, should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2011 Annual Report.

Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth

Insurance Regulation. Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation — Insurance Regulation” included in the 2011 Annual Report. State insurance laws regulate most aspects of our U.S. insurance businesses, and our U.S. insurance companies are regulated by the insurance regulators of the states in which they are domiciled and the states in which they are licensed.

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

State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. In July 2012, our New York domestic insurer affiliates received, as part of an industry-wide inquiry, a request from the New York Department of Financial Services (the “Department of Financial Services”) to provide information regarding their use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. Our New York domestic insurer affiliates responded to this request. The NAIC is also studying the use of captive reinsurers. Like many life insurance companies, we, and certain of our subsidiaries and affiliates, utilize captive reinsurers in order to comply with certain reserve requirements related to universal life and term life insurance policies. We, and certain of our subsidiaries and affiliates, also use captives to aggregate variable annuity risk under a single legal entity which allow us to consolidate hedging and other risk management programs. As a result, reserves and capital for this business get transferred to the captives, subject to appropriate collateral. The financing arrangements with the captive reinsurers support non-economic reserves, representing reserves required by regulation but above estimates of needed economic reserves. It is possible that other state insurance departments could make similar inquiries. If the insurance regulators in Connecticut or Delaware determine to restrict the use of captive reinsurers for purposes of funding reserve requirements related to universal life and term life insurance policies, it could impair our ability to write such products or require us to increase prices on such products unless alternate reserve funding solutions are found.

U.S. Federal Regulation Affecting Insurance. Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) allows federal regulators to compel state insurance regulators to liquidate an insolvent insurer under some circumstances if the state regulators have not acted within a specific period. The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) has also proposed that it be given authority to compel insurance companies to take prompt corrective action in certain circumstances if they are part of a large bank holding company or of a company that has been designated by the Financial Stability Oversight Council (“FSOC”) as a non-bank systemically important financial institution (“non-bank SIFI”). Dodd-Frank also establishes the Federal Insurance Office within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. The director is also required to submit a report to Congress regarding how to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states.

Federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, derivatives regulation, mortgage regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, effective July 21, 2012, Dodd-Frank imposes prohibitions on Federal Deposit Insurance Corporation (“FDIC”)-insured depository institutions (such as MetLife Bank, National Association (“MetLife Bank”)) and their affiliates from engaging in proprietary trading or sponsoring or investing in hedge funds or private equity funds (commonly known as the

Volcker Rule). In December 2011, MetLife Bank and MetLife, Inc. (“MetLife”) entered into a definitive agreement to sell most of the depository business of MetLife Bank. Upon completion of the sale, MetLife Bank would take the remaining administrative steps with the FDIC to terminate its deposit insurance and MetLife would deregister as a bank holding company. If and when MetLife Bank’s FDIC insurance is terminated, MetLife and its affiliates will not be subject to the bans on proprietary trading and fund activities under the Volcker Rule. However, because the Volcker Rule nevertheless imposes additional capital requirements and quantitative limits on such trading and activities by a non-bank SIFI, MetLife and its affiliates could be subject to such requirements and limits were they to be designated non-bank SIFIs. Regulations defining and governing such requirements and limits on non-bank SIFIs have not been proposed. Commencing from the date of designation, a non-bank SIFI will have a two-year period, subject to further extension by the Federal Reserve Board, to conform to any such requirements and limits. Subject to safety and soundness determinations as part of rulemaking that could require additional capital requirements and quantitative limits, Dodd-Frank provides that the exemptions under the Volcker Rule also are available to exempt any additional capital requirements and quantitative limits on non-bank SIFIs. See “Business — Regulation — Dodd-Frank and Other Legislative and Regulatory Developments — Volcker Rule” included in the 2011 Annual Report.

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

International Regulation. Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals and these authorizations are subject to modification and revocation. See “Risk Factors — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” and “Business – Regulation” included in the 2011 Annual Report.

Summary. From time to time, regulators raise issues during examinations or audits of MetLife’s regulated subsidiaries that could, if determined adversely, have a material impact on us. We cannot predict whether or when regulatory actions may be taken that could adversely affect our operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. We are also subject to other regulations and may in the future become subject to additional regulations. See “Business — Regulation” included in the 2011 Annual Report.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

As a Bank Holding Company and Financial Holding Company, MetLife is Subject to Regulation by the Federal Reserve, Including Risk-Based and Leverage Capital Guidelines, Which May Adversely Affect Our Competitive Position

Currently, as the owner of MetLife Bank, MetLife is regulated as a bank holding company and financial holding company by the Federal Reserve Board and the Federal Reserve Bank of New York (collectively the “Federal Reserve”). In December 2011, MetLife Bank and MetLife entered into a definitive agreement to sell most of the depository business of MetLife Bank to GE Capital Bank. In September 2012, this agreement was amended to provide that MetLife Bank’s depository business would be assumed by GE Capital Retail Bank. The transaction is subject to the receipt of regulatory approval from the Office of the Comptroller of the Currency

(the “OCC”) and to the satisfaction of other customary closing conditions. Upon completion of the sale, MetLife Bank would take the remaining administrative steps with the FDIC to terminate its deposit insurance and MetLife would deregister as a bank holding company. Upon completion of the foregoing, MetLife will no longer be regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more.

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

In April 2012, the FSOC adopted final rules setting forth the process it will follow and the criteria it will use to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve as a non-bank SIFI. The FSOC will follow a three-stage process. In Stage 1, a set of uniform quantitative metrics will be applied to a broad group of non-bank financial companies in order to identify non-bank financial companies for further evaluation. If a non-bank financial company meets the total consolidated assets threshold and at least one of the other five quantitative thresholds used in the first stage, the FSOC will continue with two stages of further analysis using additional sources of data and qualitative and quantitative factors. MetLife is currently a bank holding company and, as a result, it is not subject to designation as a non-bank SIFI. However, if MetLife succeeds in deregistering as a bank holding company, it could be considered for designation as a non-bank SIFI. See “Business — Regulation — Regulation of MetLife as a Bank Holding Company” included in the 2011 Annual Report.

Capital. MetLife is subject to risk-based and leverage capital guidelines issued by the federal banking regulatory agencies for banks and bank and financial holding companies which may adversely affect our ability to compete with other insurers that are not subject to those requirements. The federal banking regulatory agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As a bank holding company with more than $50 billion in assets, MetLife is subject to capital planning requirements administered by the Federal Reserve, including the Federal Reserve’s capital plan rule which requires MetLife to submit annual capital plans which include projections of MetLife’s capital levels under baseline and stress scenarios over a nine-quarter period. The Federal Reserve will approve or object to a company’s proposed capital actions, such as dividends and stock repurchases, based on the results of those capital plans and the Federal Reserve’s assessment of the robustness of the company’s capital planning processes. In addition, in recent years, the Federal Reserve has conducted its own assessment of bank holding companies’ internal capital planning processes, capital adequacy and proposed capital distributions. MetLife participated in the assessment conducted by the Federal Reserve in 2012, the Comprehensive Capital Analysis and Review. Based on its assessment, the Federal Reserve objected to the incremental capital actions described in MetLife’s capital distribution plan, which included a proposed stock repurchase and dividend increase. In September 2012, the Federal Reserve Board granted MetLife an extension of time until January 5, 2013 to resubmit its capital plan under the capital plans rule. If MetLife remains a bank holding company, or if it is designated a non-bank SIFI and is required to submit capital plans to the Federal Reserve in the future, there can be no assurance that the Federal Reserve will approve its future capital plans. Also, In October 2012, the Federal Reserve Board issued a final rule implementing the stress testing requirements that it had earlier proposed as part of Regulation YY. The rule will require bank holding companies with $50 billion or more of assets and non-bank SIFIs to undergo three stress tests each year: an annual supervisory stress test conducted by the Federal Reserve Board and two company-run stress tests (an annual test which coincides with the timing of the supervisory stress test, and a mid-cycle test). Companies will be required to take the results of the stress tests into consideration in their annual capital planning and resolution and recovery planning. Capital planning requirements could have the effect, in practice, of increasing the amounts of capital held by companies subject to the requirements, including MetLife, which could affect their competitive position.

If it remains a bank holding company, MetLife may become required to comply with further requirements relating to the calculation of capital, commonly referred to as “Basel II,” as well as increased capital and liquidity requirements (commonly referred to as “Basel III”) for bank holding companies. In June 2012, the OCC, the Federal Reserve Board and the FDIC published three notices of proposed rulemaking that would revise and replace the agencies’ current capital rules with rules consistent with (i) the final rules for increased capital and liquidity requirements for bank holding companies, such as MetLife, of Basel III, as well as the applicable sections of Dodd-Frank, (ii) a series of revisions adopted by the Basel Committee on Banking Supervision to the market risk capital requirements for exposures in a banking organization’s trading book (Basel II.5), and (iii) the market risk capital requirements of Basel II. It is possible that even more stringent capital and liquidity requirements could be imposed if, in the future, MetLife is designated by the FSOC as a non-bank SIFI. Certain of our international operations could also be affected by Solvency II, a new capital adequacy regime for the European insurance industry.

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

In September 2012, the Federal Reserve Board announced that it anticipates that low interest rates are likely to be warranted at least through mid-2015, in order to improve the pace of recovery from stressed economic conditions. It also announced that it will expand its holdings of longer-term securities with open-ended purchases of $40 billion each month of agency mortgage-backed securities. Finally, it reiterated its plan to continue “Operation Twist” through the end of 2012. This program, announced in September 2011 by the Federal Open Market Committee, involves the purchase of U.S. Treasury securities with remaining maturities of six to 30 years and the sale of, over the same period, an equal par value of U.S. Treasury securities with remaining maturities of approximately three years or less. By reducing the supply of longer-term securities in the market, both of these programs are intended to put downward pressure on longer-term interest rates relative to levels that would otherwise prevail. The reduction in longer-term interest rates, in turn, is intended to contribute to a broad easing of financial market conditions that could provide additional stimulus to support the economic recovery. We cannot predict with certainty the effect of these asset purchase programs on interest rates or the impact on the pricing levels of risk-bearing investments at this time. See “Risk Factors – Governmental and Regulatory Actions for the Purpose of Stabilizing and Revitalizing the Financial Markets and Protecting Investors and Consumers May Not Achieve the Intended Effect or Could Adversely Affect Our Competitive Position” included in the 2011 Annual Report.

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

Our Statutory Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity

To support statutory reserves for several products, including, but not limited to, our level premium term life and universal life with secondary guarantees, we currently utilize capital markets solutions for financing a portion of our statutory reserve requirements.

Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. Currently, the use of captive reinsurers is being studied by the Department of Financial Services and the NAIC. See “— Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” It is possible that other state insurance departments could make similar inquiries. If the insurance regulators in Connecticut or Delaware determine to restrict the use of captive reinsurers for purposes of funding reserve requirements or capacity in the capital markets otherwise becomes unavailable for a prolonged period of time, hindering our ability to obtain funding for these new structures, our ability to write additional business in a cost effective manner may be impacted.

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

We establish liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of matters noted in Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements. It is possible that some of the matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2012.

Over the past several years, we have faced claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding sales practices claims.

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

In April 2012, MetLife, for itself and on behalf of entities including MetLife Insurance Company of Connecticut, reached agreements with representatives of the U.S. jurisdictions that were conducting audits of MetLife and certain of its affiliates for compliance with unclaimed property laws, and with state insurance regulators directly involved in a multistate targeted market conduct examination relating to claim-payment practices and compliance with unclaimed property laws. The effectiveness of each agreement was conditioned upon the approval of a specified number of jurisdictions. In each case, the threshold for effectiveness has been reached. Pursuant to the agreements, MetLife will, among other things, take specified action to identify liabilities under life insurance, annuity, and retained asset contracts, to adopt specified procedures for seeking to contact and pay owners of the identified liabilities, and, to the extent that it is unable to locate such owners, to escheat these amounts with interest at a specified rate to the appropriate states. It is possible that other jurisdictions may pursue similar exams or audits and that such exams or audits may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to our procedures. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for more information regarding unclaimed property inquiries and related litigation.

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

Date: November 13, 2012

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