Form 10-K
period 2012-12-31
MetLife Insurance CO of Connecticut
filed 2013-03-22
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At March 22, 2013, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares were owned directly by MetLife, Inc. and the remaining 4,595,317 shares were owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife Insurance Company of Connecticut and its subsidiaries. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife Insurance Company of Connecticut’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect our ability to meet liquidity needs and access capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets; (3) exposure to financial and capital market risk, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact of comprehensive financial services regulation reform on us; (5) numerous rulemaking initiatives required or permitted by Dodd-Frank which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (11) impairments of goodwill and realized losses or market value impairments to illiquid assets; (12) defaults on our mortgage loans; (13) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (14) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (15) downgrades in our claims paying ability, financial strength ratings or those of MetLife’s other insurance subsidiaries, or MetLife’s credit ratings; (16) an inability of MetLife to access its credit facilities; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (18) differences between actual claims experience and underwriting and reserving assumptions; (19) ineffectiveness of MetLife’s risk management policies and procedures; (20) catastrophe losses; (21) increasing cost and limited market capacity for statutory life insurance reserve financings; (22) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (23) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (24) our ability to address unforeseen liabilities, asset impairments, or rating actions arising from acquisitions or dispositions and to successfully integrate and manage the growth of acquired businesses with minimal disruption; (25) changes in accounting standards, practices and/or policies; (26) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (27) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (28) inability to attract and retain sales representatives; (29) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning; (30) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (31) other risks and uncertainties described from time to time in MetLife Insurance Company of Connecticut’s filings with the SEC.

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

Overview

As used in this Form 10-K, “MICC,” the “Company,” “we,” “our” and “us” refer to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). MetLife Insurance Company of Connecticut is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”).

MICC is organized into two segments: Retail and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. As anticipated, in the third quarter of 2012, MetLife and the Company continued to realign certain products and businesses among its existing segments, as well as Corporate & Other, to better conform to the way they manage and assess their respective businesses. As a result, MICC’s individual disability income products previously reported in Corporate & Other are now reported in the Retail segment. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.

Retail. Our Retail segment offers a broad range of protection products and a variety of annuities primarily to individuals, and is organized into two businesses: Annuities and Life & Other. Annuities includes a variety of variable and fixed annuities which provide for both asset accumulation and asset distribution needs. Our Life & Other insurance products and services include variable life, universal life, term life and whole life products, as well as individual disability income products. Additionally, through our broker-dealer affiliates, we offer a full range of mutual funds and other securities products.

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

Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the last three years. Financial information, including revenues, expenses, operating earnings, and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product, is provided in Note 2 of the Notes to the Consolidated Financial Statements. Operating revenues and operating earnings are performance measures that are not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures” for definitions of such measures.

Sales Distribution

Overview

We market our products and services through various distribution channels. Our retail life and annuities products targeted to individuals are sold via sales forces, comprised of MetLife employees, in addition to third-party organizations. Our corporate benefit funding products are sold via sales forces primarily comprised of MetLife employees. MetLife sales employees work with all distribution groups to better reach and service customers, brokers, consultants and other intermediaries.

Retail Distribution

Retail products are sold through a diverse set of distribution networks in order to maximize penetration in the marketplace. These include individual, third-party distribution and direct marketing.

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

Retail Annuities and Life & Other products are sold through our individual distribution sales group and also through various third-party organizations. We distribute products in a regional model through wholesalers working directly with high net worth individuals and small- to medium-sized businesses through independent general agencies, financial advisors, consultants, brokerage general agencies and other independent marketing organizations under contractual arrangements. Additionally, wholesalers sell through financial intermediaries, including regional broker-dealers, brokerage firms, financial planners and banks. We also sell term insurance through a direct marketing initiative.

Corporate Benefit Funding Distribution

Corporate Benefit Funding products and services are distributed through dedicated sales teams and relationship managers located in five offices in the U.S. and one in the U.K. Products may be sold directly to benefit plan sponsors and advisors or through brokers, consultants or other intermediaries. In addition, these sales professionals work with individual and group distribution areas to better reach and service customers, brokers, consultants and other intermediaries.

Policyholder Liabilities

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet our policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. Our liabilities for future policy benefits and claims are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. For life insurance and annuity products, we calculate these liabilities based on assumptions and estimates, including estimated premiums to be received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of benefits or claims to be paid and the investment returns on the investments we make with the premiums we receive. We establish liabilities for claims and benefits based on assumptions and estimates of losses and liabilities incurred. Amounts for actuarial liabilities are computed and reported in the consolidated financial statements in conformity with GAAP. For more details on policyholder liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits.”

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

We determine actuarial liabilities for long duration contracts using assumptions based on experience, plus a margin for adverse deviation. For these long duration contracts, assumptions such as mortality, morbidity and interest rates are “locked in” upon the issuance of new business. However, significant adverse changes in experience on such contracts may require the establishment of premium deficiency reserves. Such reserves are determined based on the then current assumptions and do not include a provision for adverse deviation.

The actuarial liabilities established for the above products include future policy benefits (associated with base policies and riders, unearned mortality charges and future disability benefits) and other policyholder liabilities (associated with claims payable and with unearned revenues representing the unamortized portion of front-end loads charged). We also establish liabilities for minimum benefit guarantees relating to certain annuity contracts and secondary guarantees relating to certain life policies.

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

Pursuant to state and country insurance laws and regulations, we establish statutory reserves, reported as liabilities, to meet our obligations on our respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves and actuarial liabilities for future policy benefits generally differ based on accounting guidance.

State insurance laws and regulations require us to submit to commissioners of insurance with each annual report, an opinion and memorandum of a “qualified actuary” that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for our statutory liabilities with respect to these obligations. See “— Regulation — Holding Company Regulation — Policy and Contract Reserve Adequacy Analysis.”

Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of actuarial liabilities, we cannot precisely determine the amounts that will ultimately be paid with respect to these actuarial liabilities, and the ultimate amounts may vary from the estimated amounts, particularly when payments may not occur until well into the future.

However, we believe our actuarial liabilities for future benefits are sufficient to cover the ultimate benefits required to be paid to policyholders. We periodically review our estimates of actuarial liabilities for future benefits and compare them with our actual experience. We revise estimates, to the extent permitted or required under GAAP, if we determine that future expected experience differs from assumptions used in the development of actuarial liabilities.

Underwriting and Pricing

Underwriting

Underwriting generally involves an evaluation of applications by a professional staff of underwriters and actuaries, who determine the type and the amount of risk that we are willing to accept. We employ detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify risks before issuing policies to qualified applicants or groups.

Insurance underwriting considers not only an applicant’s medical history, but also other factors such as financial profile, foreign travel, vocations and alcohol, drug and tobacco use. Group underwriting generally evaluates the risk characteristics of each prospective insured group, although with certain voluntary products and for certain coverages, members of a group may be underwritten on an individual basis. We generally perform our own underwriting; however, certain policies are reviewed by intermediaries under guidelines established by us. Generally, we are not obligated to accept any risk or group of risks from, or to issue a policy or group of policies to, any employer or intermediary. Requests for coverage are reviewed on their merits and a policy is not issued unless the particular risk or group has been examined and approved by our underwriters.

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

Subject to very few exceptions, agents in each of the distribution channels have binding authority for risks which fall within our published underwriting guidelines. Risks falling outside the underwriting guidelines may be submitted for approval to the underwriting department; alternatively, agents in such a situation may call the underwriting department to obtain authorization to bind the risk themselves. In most states, we generally have the right within a specified period (usually the first 60 days) to cancel any policy.

Pricing

Pricing reflects our corporate underwriting standards. Product pricing is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality. For certain investment oriented products in the U.S. and certain business sold outside the U.S., pricing may include prospective and retrospective experience rating features. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates and all prior year gains and losses are borne by us. Retrospective experience rating also involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer; however, the contract includes certain features that allow us to recoup certain losses or distribute certain gains back to the policyholder based on actual prior years’ experience.

Products offered by Corporate Benefit Funding are priced on demand. Pricing reflects expected investment returns, as well as mortality, longevity and expense assumptions appropriate for each product. This business is generally nonparticipating and illiquid, as policyholders have few or no options or contractual rights to cash values.

Rates for individual life insurance products are highly regulated and must be approved by the regulators of the jurisdictions in which the product is sold. Generally such products are renewed annually and may include pricing terms that are guaranteed for a certain period of time. Individual disability income products are based on anticipated results for the occupation being underwritten. Fixed and variable annuity products are also highly regulated and approved by the respective regulators. Such products generally include penalties for early withdrawals and policyholder benefit elections to tailor the form of the product’s benefits to the needs of the opting policyholder. We periodically reevaluate the costs associated with such options and will periodically adjust pricing levels on our guarantees. Further, from time to time, we may also reevaluate the type and level of guarantee features currently being offered.

We continually review our underwriting and pricing guidelines so that our policies remain competitive and supportive of our marketing strategies and profitability goals.

Reinsurance Activity

We enter into reinsurance agreements primarily as a purchaser of reinsurance for our various insurance products and also as a provider of reinsurance for some insurance products issued by third parties and related parties. We participate in reinsurance activities in order to limit losses, minimize exposure to significant risks, and provide additional capacity for future growth. We enter into various agreements with reinsurers that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess or catastrophe excess basis. These reinsurance agreements spread risk and minimize the effect of losses. The extent of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum retention limits based on the characteristics of coverages. We also cede first dollar mortality risk under certain contracts. In addition to reinsuring mortality risk, we reinsure other risks, as well as specific coverages. We obtain reinsurance for capital requirement purposes and also when the economic impact of the reinsurance agreement makes it appropriate to do so.

Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible.

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

Retail

For our Retail Annuities business, we reinsure 100% of the living and death benefit guarantees issued in connection with most of our variable annuities issued since 2006 to an affiliated reinsurer and certain portions of the living and death benefit guarantees issued in connection with our variable annuities issued prior to 2006 to affiliated and unaffiliated reinsurers. Under these reinsurance agreements, we pay a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receive reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. We also reinsure 90% of our fixed annuities to an affiliated reinsurer.

For our Retail Life & Other insurance products, we have historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. We currently reinsure 100% of the mortality risk in excess of $100,000 per life for most new policies and reinsure up to 100% of the mortality risk for certain other policies. In addition to reinsuring mortality risk as described above, we reinsure other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. We evaluate our reinsurance programs routinely and may increase or decrease our retention at any time. We also reinsure the risk associated with secondary death benefit guarantees on certain universal life insurance policies to affiliates.

Corporate Benefit Funding

For our Corporate Benefit Funding segment, we have periodically engaged in reinsurance activities, as considered appropriate.

Corporate & Other

We reinsure through 100% quota share reinsurance agreements certain run-off LTC and workers’ compensation business written by the Company.

Catastrophe Coverage

We have exposure to catastrophes which could contribute to significant fluctuations in our results of operations. We also use excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.

Reinsurance Recoverables

For information regarding ceded reinsurance recoverable balances, included in premiums, reinsurance and other receivables in the consolidated balance sheets, see Note 6 of the Notes to the Consolidated Financial Statements.

Regulation

Insurance Regulation

In the United States, insurance is principally regulated by the states, with the federal government playing a limited role. Insurance regulation generally aims at supervising and regulating insurers individually rather than on a group-wide basis, with the goal of protecting policyholders and ensuring that each insurance company remains solvent.

MetLife Insurance Company of Connecticut, a Connecticut domiciled insurer, has all material licenses to transact business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, Guam, Puerto Rico, the Bahamas, the U.S. Virgin Islands, and the British Virgin Islands. Each of our insurance subsidiaries is regulated and has all material licenses in each U.S. and international jurisdiction where it conducts insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:

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

•	regulating advertising;

•	protecting privacy;

•	establishing statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	adopting and enforcing suitability standards with respect to the sale of annuities and other insurance products;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.

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

State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted. See Note 15 of the Notes to the Consolidated Financial Statements.

Holding Company Regulation

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

Guaranty Associations and Similar Arrangements

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

In the past five years, the aggregate assessments levied against us have not been material. We have established liabilities for guaranty fund assessments that we consider adequate. See Note 15 of the Notes to the Consolidated Financial Statements for additional information on the insolvency assessments.

Insurance Regulatory Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Except as otherwise disclosed in Note 15 of the Notes to the Consolidated Financial Statements, during the three-year period ended December 31, 2012, we have not received any material adverse findings resulting from state insurance department examinations of our insurance companies conducted in respect of this three-year period.

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

In addition, increased scrutiny has been given to claims payment practices by insurance companies. See Note 15 of the Notes to the Consolidated Financial Statements for further information regarding retained asset accounts and unclaimed property inquiries and related litigation.

State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) are also investigating the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. Like many life insurance companies, we utilize captive reinsurers to satisfy certain reserve requirements related to universal life and term life insurance policies. We also cede variable annuity risks to a captive reinsurer, which allows us to consolidate hedging and other risk management programs. If the insurance regulators in Connecticut or Delaware restrict the use of captive reinsurers, our ability to write those products or hedge the associated risks efficiently, could be impaired or lead us to increase prices on those products. For more information on our use of captive reinsurers see Note 10 of the Notes to the Consolidated Financial Statements.

The NAIC is reviewing life insurers’ use of non-variable separate accounts that are insulated (where assets of the separate account equal to the reserves and other contract liabilities with respect to the account may not be charged with liabilities arising out of the general account in the event of an insurance company insolvency). The NAIC’s review might lead to a recommendation against the allowance of insulation for certain of our separate account products, particularly in the institutional markets. We cannot predict what, if any, changes may result from this review and possible recommendations. If the insurance regulators in Connecticut or Delaware change applicable laws or regulations in accordance with such recommendation, our use of insulation for certain products could be impaired and our ability to compete effectively or do business in certain markets may be adversely affected. In addition, our financial results may also be adversely affected.

Finally, in January 2013, MetLife was the subject of a Supervisory College meeting. The meeting, which was chaired by the New York State Department of Financial Services, was attended by MetLife’s key U.S. and international insurance regulators, including our key regulators. A Supervisory College is a group of key insurance regulators that is formed to facilitate information sharing and to enhance the member regulators’ understanding of an insurance group’s risk profile.

Policy and Contract Reserve Adequacy Analysis

Annually, our U.S. insurance companies are required to conduct an analysis of the adequacy of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the contractual obligations and related expenses of the U.S. insurance company. The adequacy of the statutory reserves is considered in light of the assets held by the insurer with respect to such reserves and related actuarial items including, but not limited to, the investment earnings on such assets, and the consideration anticipated to be received and retained under the related policies and contracts. Our U.S. insurance companies may increase reserves in order to submit an opinion without qualification. Since inception of this requirement, our U.S. insurance companies which are required by their states of domicile to provide these opinions have provided such opinions without qualifications.

NAIC

The NAIC is an organization, the mandate of which is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”). However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices. Changes to the Manual or modifications by the various state insurance departments may impact the statutory capital and surplus of our U.S. insurance companies.

The NAIC currently has in place its “Solvency Modernization Initiative,” which is designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the recent adoption by the NAIC of the NAIC Risk Management and Own Risk and Solvency Assessment model act which, following enactment at the state level, will require larger insurers, at least annually beginning in 2015, to assess the adequacy of their and their group’s risk management and current and future solvency position. We cannot predict the additional capital requirements or compliance costs these requirements may impose.

In addition, in December 2012, the NAIC approved a new valuation manual containing a principles-based approach to life insurance company reserves. Principles-based reserving is designed to tailor the reserving process to specific products to result in more precise reserving. The valuation manual containing the principles-based approach will not become effective unless it is enacted into law by a minimum number of state legislatures. A number of insurance commissioners, including New York, have opposed the current form of the principles-based approach. The NAIC has formed a working group to study and address these concerns.

Surplus and Capital; Risk-Based Capital

Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of our U.S. insurance companies, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Each of our U.S. insurance companies reports its risk-based capital (“RBC”) ratios based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of each of our subsidiaries subject to these requirements was in excess of each of those RBC levels.

The NAIC will examine RBC requirements in 2013. We are not aware of any potential NAIC actions that would have a material impact on the RBC of our U.S. insurance companies.

Regulation of Investments

Each of our U.S. insurance companies is subject to state laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by each of our U.S. insurance subsidiaries complied, in all material respects, with such regulations at December 31, 2012. See “— Federal Initiatives” for information regarding the impact on our investments of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”).

Regulation of Over-the-Counter Derivatives

Dodd-Frank includes a new framework of regulation of the over-the-counter (“OTC”) derivatives markets which will require clearing of certain types of transactions currently traded OTC and is likely to impose additional costs, including new capital, reporting and margin requirements and additional regulation on the Company. The derivative clearing requirements of Dodd-Frank could increase the cost of our risk mitigation. For example, increased margin requirements, combined with restrictions on securities that will qualify as eligible collateral, could reduce our liquidity and require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the enactment and implementation of Dodd-Frank.

Federal Initiatives

Although the insurance business in the United States is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business. These areas include financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies.

Dodd-Frank effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank and the various studies mandated by Dodd-Frank, many of which remain to be completed.

Dodd-Frank established the Federal Insurance Office within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council (“FSOC”) and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. The director is also required to submit a report to Congress regarding how to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states.

Dodd-Frank also includes provisions that may impact our investments and investment activities, including the federal regulation of such activities. Until the various final regulations are promulgated pursuant to Dodd-Frank, and perhaps for some time thereafter, the full impact of Dodd-Frank on such activities will remain unclear. Such provisions and regulations include, but are not limited to, the regulation of the OTC derivatives markets and prohibition or regulation of proprietary trading and sponsoring or investing in hedge funds or private equity funds by certain kinds of financial institutions (commonly known as the Volcker Rule). See “— Potential Regulation of MetLife as a Non-Bank SIFI — Volcker Rule.”

Potential Regulation of MetLife as a Non-Bank SIFI

On January 11, 2013, MetLife Bank, National Association (“MetLife Bank”), a subsidiary of MetLife, and MetLife completed the sale of the depository business of MetLife Bank to GE Capital Retail Bank. On February 14, 2013, MetLife announced that it had received the required approvals from both the Federal Deposit Insurance Corporation (“FDIC”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to de-register as a bank holding company. As a result, MetLife is no longer regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife is designated by the FSOC as a non-bank systemically important financial institution (“non-bank SIFI”), it could once again be subject to regulation by the Federal Reserve Board and the Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”) and to enhanced supervision and prudential standards. See “— Enhanced Prudential Standards for Non-Bank SIFIs.” Regulation of MetLife as a non-bank SIFI could affect our business. For example, enhanced capital requirements that would be applicable to MetLife, if MetLife were designated as a non-bank SIFI, may adversely affect our ability to compete with other insurers that are not subject to those requirements, and counterparty exposure limits may affect our ability to engage in hedging activities. In addition, it could give the Federal Reserve Board the right to require that any of our insurance companies, or insurance company affiliates, take prompt action to correct any financial weaknesses.

The FSOC issued final rules in April 2012, outlining the process it will follow and the criteria it will use to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve as a non-bank SIFI. The FSOC will follow a three-stage process. In Stage 1, a set of uniform quantitative metrics will be applied to a broad group of non-bank financial companies in order to identify non-bank financial companies for further evaluation. If a non-bank financial company, such as MetLife, meets the total consolidated assets threshold and at least one of the other five quantitative thresholds used in the first stage, the FSOC will continue with two stages of further analysis using additional sources of data and qualitative and quantitative factors. As of December 31, 2012, MetLife met the total consolidated assets threshold and at least one of the other Stage 1 quantitative thresholds.

If MetLife is designated as a non-bank SIFI, it will be subject to a number of Dodd-Frank requirements that are also applicable to bank holding companies with assets of $50 billion or more.

Enhanced Prudential Standards for Non-Bank SIFIs

Currently, the Federal Reserve Board is considering how to apply the enhanced prudential standards required by Dodd-Frank to non-bank SIFIs. The Federal Reserve Board has proposed a set of prudential standards that would apply to non-bank SIFIs, as well as bank holding companies with assets of $50 billion or more, but has not adopted final rules for most of these standards. As proposed, these enhanced prudential standards would impose (i) enhanced risk-based capital requirements, (ii) leverage limits, (iii) liquidity requirements, (iv) single counterparty exposure limits, (v) governance requirements for risk management, (vi) stress test requirements, and (vii) special debt-to-equity limits for certain companies, and would establish a procedure for early remediation based on the failure to comply with these requirements. The Federal Reserve Board has stated its intention to take a tailored approach to applying the prudential standards to non-bank SIFIs, but has not provided any details on how it intends to do so.

The stress testing requirements have been implemented and require non-bank SIFIs (as well as bank holding companies with $50 billion or more of assets) to undergo three stress tests each year: an annual supervisory stress test conducted by the Federal Reserve Board and two company-run stress tests (an annual test which coincides with the timing of the supervisory stress test, and a mid-cycle test). Companies will be required to take the results of the stress tests into consideration in their annual capital planning and resolution and recovery planning. If MetLife is designated by the FSOC as a non-bank SIFI, its competitive position and its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be adversely affected by any additional capital requirements that might be imposed as a result of the enactment of Dodd-Frank, enhanced prudential standards, stress testing and other regulatory initiatives.

Non-bank SIFIs would also be required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. Resolution plans would have to be resubmitted annually and promptly following any event, occurrence, change in conditions or circumstances, or other change that results in, or could reasonably be foreseen to have, a material effect on the resolution plan. A failure to submit a “credible” resolution plan could result in the imposition of a variety of measures, including additional capital, leverage, or liquidity requirements, and forced divestiture of assets or operations.

In addition, if it were determined that MetLife posed a substantial threat to U.S. financial stability, the applicable federal regulators would have the right to require it to take one or more other mitigating actions to reduce that risk, including limiting its ability to merge with or acquire another company, terminating activities, restricting its ability to offer financial products or requiring it to sell assets or off-balance sheet items to unaffiliated entities. Enhanced standards would also permit, but not require, regulators to establish requirements with respect to contingent capital, enhanced public disclosures and short-term debt limits. These standards are described as being more stringent than those otherwise imposed on bank holding companies; however, the Federal Reserve Board is permitted to apply them on an institution-by-institution basis, depending on its determination of the institution’s level of risk.

Orderly Liquidation Authority

Under the provisions of Dodd-Frank relating to the resolution or liquidation of certain types of financial institutions, if MetLife were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the U.S. If the FDIC were to be appointed as the receiver for such a company, the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code. The FDIC’s purpose under the liquidation regime is to mitigate the systemic risks the institution’s failure poses, which is different from that of a bankruptcy trustee under the Bankruptcy Code. In such a liquidation, the holders of such company’s debt could in certain respects be treated differently than under the Bankruptcy Code. As required by Dodd-Frank, the FDIC has established rules relating to the priority of creditors’ claims and the potentially dissimilar treatment of similarly situated creditors. These provisions could apply to some financial institutions whose outstanding debt securities we hold in our investment portfolios. Dodd-Frank also provides for the assessment of bank holding companies with assets of $50 billion or more, non-bank SIFIs, and other financial companies with assets of $50 billion or more to cover the costs of liquidating any financial company subject to the new liquidation authority.

Volcker Rule

Under the Volcker Rule, Dodd-Frank restricts the ability of insured depository institutions and of companies that control an insured depository institution, and their affiliates, to engage in proprietary trading and to sponsor or invest in funds (hedge funds and private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (the “Investment Company Act”). Because MetLife Bank’s FDIC insurance has been terminated, MetLife and its affiliates, including us, will not be subject to the bans on proprietary trading and fund activities under the Volcker Rule. However, because the Volcker Rule nevertheless imposes additional capital requirements and quantitative limits on such trading and activities by a non-bank SIFI, we could be subject to such requirements and limits were MetLife to be designated a non-bank SIFI. Regulations defining and governing such requirements and limits on non-bank SIFIs have not been proposed. Commencing from the date of designation, a non-bank SIFI will have a two-year period, subject to further extension by the Federal Reserve Board, to conform to any such requirements and limits. Subject to safety and soundness determinations as part of rulemaking that could require additional capital requirements and quantitative limits, Dodd-Frank provides that the exemptions under the Volcker Rule also are available to exempt any additional capital requirements and quantitative limits on non-bank SIFIs. Until the rulemaking is complete, it is unclear whether, in the event MetLife is designated as a non-bank SIFI, we may have to alter any of our future activities to comply, including continuing to invest in private investment funds for our general accounts or to issue certain insurance products backed by our separate accounts.

Consumer Protection Laws

Numerous other federal and state laws also affect MetLife’s earnings and activities, including federal and state consumer protection laws. As part of Dodd-Frank, Congress established the Consumer Financial Protection Bureau (“CFPB”) to supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services subject to the CFPB’s jurisdiction generally exclude insurance business of the kind in which we engage, the CFPB does have authority to regulate non-insurance consumer services provided throughout the MetLife enterprise.

Securities, Broker-Dealer and Investment Adviser Regulation

Some of our activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws administered by the SEC. We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by these registered separate accounts are registered with the SEC under the Securities Act of 1933, as amended. Our subsidiary, Tower Square, is registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is a member of, and subject to regulation by, FINRA. Further, Tower Square is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended, and is also registered as an investment adviser in various states, as applicable. Certain variable contract separate accounts sponsored by us are exempt from registration, but may be subject to other provisions of the federal securities laws.

Federal and state securities regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.

Federal and state securities laws and regulations are primarily intended to protect investors in the securities markets and generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. Dodd-Frank also authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. See “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws

and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.”

Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers

The International Association of Insurance Supervisors (“IAIS”) has been tasked by the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote effective regulatory, supervisory and other financial sector policies in the interest of financial stability, with devising a process for designating global systemically important insurers (“G-SIIs”) and has proposed an assessment methodology. The methodology has yet to be finalized but is intended to identify those insurers whose distress or disorderly failure, because of their size, complexity and interconnectedness, would cause significant disruption to the global financial system and economic activity. The proposed methodology has three steps: (i) data collection; (ii) assessment using a quantitative indicator-based assessment (addressing five categories: size, extent of global activity, degree of interconnectedness within the financial system, amount of non-traditional and non-insurance activities and substitutability) and a more qualitative business segment assessment; and (iii) supervisory judgment and validation process, including quantitative and qualitative assessments. Based on information obtained from the IAIS, the IAIS will make recommendations to the FSB in consultation with national supervisory authorities. These recommendations are expected to be made within the next three months. The FSB will publish the first list of G-SIIs soon thereafter. Any insurers identified as G-SIIs would be subject to additional policy measures. These policy measures were outlined in an October 2012 IAIS consultation paper. With the exception of additional capital requirements which are expected to be finalized by the end of 2013, the IAIS has stated that it intends to finalize G-SII policy measures by the end of June. Comments on the measures were submitted December 16, 2012. The proposed policy measures, which would need to be implemented by legislation or regulation in relevant jurisdictions, include systemic risk reduction plans (“SRRPs”) that propose separation of activities causing systemic importance into legally and financially self-sufficient entities as one means of reducing risk. Under the proposed policy measures, designated G-SIIs would have 18 months to develop an SRRP and 18 months to implement it. It is possible that if SRRP risk levels are met no additional capital will be required. The measures also call for higher capital requirements to apply to systemically risky activities if effectively separated as described above. If systemically risky activities are not separated, while the capital surcharge would continue to target systemically risky activities, higher surcharges could be imposed. Policy measures also include enhanced supervision (including more detailed and frequent reporting, removal of barriers to orderly resolution of the G-SII and reduction of the G-SII’s systemic risk over time). If MetLife were identified as a G-SII, our competitive position could be adversely affected.

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

Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations

We provide products and services to certain employee benefit plans that are subject to ERISA, or the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Code that fiduciaries may not cause a covered plan to engage in prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service and the Pension Benefit Guaranty Corporation.

The prohibited transaction rules of ERISA and the Internal Revenue Code generally restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. In October 2011, the DOL issued final regulations that provide limited relief from these investment advice restrictions. If no additional relief is provided regarding these investment advice restrictions, the ability of our broker-dealer subsidiary, Tower Square, and its registered representatives to provide investment advice to ERISA plans and participants, and with respect to IRAs, would likely be significantly restricted. Also, the fee and revenue arrangements of certain advisory programs may be required to be revenue neutral, resulting in potential lost revenues for Tower Square.

Other proposed investment advice regulatory initiatives under ERISA also may negatively impact the current business model of our broker-dealer subsidiary, Tower Square. In particular, the DOL issued a proposed regulation in October 2010 that would, if adopted as proposed, significantly broaden the circumstances under which a person or entity providing investment advice with respect to ERISA plans or IRAs would be deemed a fiduciary under ERISA or the Internal Revenue Code. If adopted, the proposed regulations may make it easier for the DOL in enforcement actions, and for plaintiffs’ attorneys in ERISA litigation, to attempt to extend fiduciary status to advisors who would not be deemed fiduciaries under current regulations. In September 2011, the DOL announced it will re-propose these fiduciary definition regulations, and a new proposal is expected in 2013.

In addition, the DOL has issued a number of regulations recently that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations which require service providers to disclose fee and other information to plan sponsors took effect in 2012. These ERISA disclosure requirements will likely increase the regulatory and compliance burden upon us, resulting in increased costs.

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

Item 1A.  Risk Factors

Economic Environment and Capital Markets-Related Risks

If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in financial asset classes or various markets, including global capital markets, can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Global market factors, including interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation can all affect our financial condition, as well as the volume, profitability and results of our business operations, either directly or by virtue of their impact on the business and economic environment generally and on general levels of economic activity, employment and customer behavior specifically. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of mismatched impacts on the value of our assets and our liabilities. While our diversified business mix and geographically diverse business operations partially mitigate these risks, correlation across regions, countries and global market factors may reduce the benefits of diversification.

At times, throughout the past few years, volatile conditions have characterized financial markets, and not all global financial markets are functioning normally. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Concerns about economic conditions, capital markets and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), as well as Cyprus, and of the financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility. This market volatility affected the performance of various asset classes during 2012, and it could continue until there is an ultimate resolution of these sovereign debt-related concerns. Despite public and private support programs for Europe’s perimeter region, concerns about sovereign debt sustainability subsequently expanded to other European Union member states. As a result, in late 2011 and early 2012, several other European Union member states experienced credit ratings downgrades or had their credit ratings outlook changed to negative. The financial markets have also been affected by concerns that one or more countries may exit the Euro zone. Any of these concerns could have significant adverse effects on the European and global economic and financial markets generally.

To the extent these uncertain financial market conditions persist, our revenues and net investment income are likely to remain under pressure. Similarly, sustained periods of low interest rates could cause our profit margins to erode. See “— We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary From Period to Period.” Also, in the event of extreme prolonged market events, such as the recent global credit crisis, we could incur significant capital and/or operating losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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

In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. Group insurance, in particular, is affected by higher unemployment rates. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Furthermore, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Such adverse changes in the economy could negatively affect our earnings and have a material adverse effect on our business, results of operations and financial condition.

The recent financial crisis has precipitated, and may continue to raise the possibility of, legislative, judicial, regulatory and other governmental actions. See “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” and “—Risks Related to Our Business — Competitive Factors May Adversely Affect Our Market Share and Profitability.”

Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Our Access to Capital and Our Cost of Capital

The capital and credit markets may be subject to periods of extreme volatility and disruption, which could cause our liquidity and credit capacity to be limited.

We need liquidity to pay our operating expenses and interest on our debt and dividends on our capital stock, provide our subsidiaries with cash or collateral, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we could be forced to curtail our operations, and our business and financial results may suffer. The principal sources of our liquidity are insurance premiums, annuity considerations, deposit funds, and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of capital in normal markets include external borrowings, borrowings from MetLife or other affiliates and capital contributions from MetLife.

In the event market or other conditions have an adverse impact on our capital and liquidity, or any required regulatory stress-testing indicates that such conditions could have such an impact beyond expectations and our current resources do not satisfy our needs or regulatory requirements, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as the then current market conditions, regulatory considerations, availability of credit to us and the financial services industry generally, our credit ratings and credit capacity, and the perception of our customers and lenders regarding our long- or short-term financial prospects if we incur large operating or investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under securities lending agreements. See “— Investments-Related Risks — Should the Need Arise, We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or Our Securities Lending Program in a Timely Manner and Realizing Full Value Given Their Illiquid Nature,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements — Collateral for Securities Lending and Derivatives” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Management — Securities Lending.”

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital needed to operate our business, most significantly in our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements, and access the capital necessary to grow our business. See “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May

Reduce Our Profitability and Limit Our Growth.” As a result, we may be forced to delay raising capital, issue different types of securities than we would have otherwise, less effectively deploy such capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.

We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period

We are exposed to significant financial and capital markets risks, including changes in interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, market volatility, global economic performance in general, the performance of specific obligors, including governments, included in our investment portfolio and other factors outside our control.

Interest Rate Risk.    Some of our products, principally traditional whole life insurance, fixed annuities and guaranteed interest contracts, expose us to the risk that changes in interest rates will reduce our investment margin or “spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support obligations under such contracts. Our spread is a key component of our net income.

As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our investment margin. Moreover, borrowers may prepay or redeem the fixed income securities and commercial or agricultural mortgage loans in our investment portfolio with greater frequency in order to borrow at lower market rates, thereby exacerbating this risk. Although lowering interest crediting rates can help offset decreases in spreads on some products, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative.

Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”). Significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers. This could result in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in-force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially affect our results of operations, financial position and cash flows and significantly reduce our profitability.

We are also affected by the monetary policies of the Federal Reserve Board and of central banks around the world. The Federal Reserve Board has taken a number of actions in recent years to spur economic activity by keeping interest rates low and may take further action to influence rates in the future. Such actions may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the level of product sales. Central banks in other parts of the world have also taken action to lower interest rates.

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

We manage interest rate risk as part of our asset and liability management strategies, which include maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. We also use derivatives to mitigate interest rate risk. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our liabilities. See “Quantitative and Qualitative Disclosures about Market Risk.”

Credit Spreads.    Our exposure to credit spreads primarily relates to market price volatility and cash flow variability associated with changes in such spreads. A widening of credit spreads will adversely impact the net unrealized gain (loss) position of the fixed income investment portfolio, will increase losses associated with credit-based non-qualifying derivatives where we assume credit exposure, and, if credit spreads widen significantly or for an extended period of time, will likely result in higher other-than-temporary impairments (“OTTI”). Credit spread tightening will reduce net investment income associated with purchases of fixed maturity securities and will favorably impact the net unrealized gain (loss) position of the fixed income investment portfolio. In addition, market volatility can make it difficult to value certain of our securities if trading becomes less frequent. In such case, valuations may include assumptions or estimates that may have significant period-to-period changes, which could have a material adverse effect on our results of operations or financial condition. If there is a resumption of significant volatility in the markets, it could cause changes in credit spreads and defaults and a lack of pricing transparency which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.

Equity Risk.    Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our businesses where fee income is earned based upon the estimated fair value of the assets under management. Downturns and volatility in equity markets can have a material adverse effect on the revenues and investment returns from our savings and investment products and services. Because these products and services generate fees related primarily to the value of assets under management, a decline in the equity markets could reduce our revenues from the reduction in the value of the investments we manage. The retail variable annuity business in particular is highly sensitive to equity markets, and a sustained weakness in the equity markets could decrease revenues and earnings with respect to those products. Furthermore, certain of our variable annuity products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. We use derivatives and reinsurance to mitigate the impact of such increased potential benefit exposures. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our allocated pension and other postretirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans.

In addition, we invest a portion of our investments in leveraged buy-out funds, hedge funds and other private equity funds. The amount and timing of net investment income from such funds tends to be uneven as a result of the performance of the underlying investments. The timing of distributions from such funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income from these investments can vary substantially from quarter to quarter. Significant volatility could adversely impact returns and net investment income on these alternative investment classes. In addition, the estimated fair value of such investments may be impacted by downturns or volatility in equity markets. See “Quantitative and Qualitative Disclosures about Market Risk.”

Real Estate Risk.    Our primary exposure to real estate risk relates to commercial and agricultural real estate. Our exposure to these risks stems from various factors, including the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility and interest rate fluctuations. In addition, our real estate joint venture development program is subject to risks, including reduced property sales and decreased availability of financing, which could adversely impact these investments. Although we manage credit risk and market valuation risk for our commercial and agricultural real estate assets through geographic, property type and product type diversification, and asset allocation, general economic conditions and the recovery rate in the commercial and agricultural real estate sectors will continue to influence the performance of these investments. These factors, which are beyond our control, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.

Obligor-Related Risks.    Our investment portfolio contains investments in government bonds issued by certain European Union member states and in financial institutions that have significant direct or indirect exposure to debt issued by those nations. Recently, the European Union member states have experienced above average public debt, inflation and unemployment as the global economic downturn has developed. A number of member states are significantly impacted by the economies of their more influential neighbors, such as Germany, and financial troubles of one nation can lead to troubles in others. In particular, a number of large European banks hold significant amounts of sovereign and/or financial institution debt of other European nations and could experience difficulties as a result of defaults or declines in the value of such debt. Concerns regarding these difficulties could disrupt the functioning of the financial markets.

For example, this disruption could lead to the withdrawal of one or more countries from the Euro zone. The extent to which our results of operations, financial condition, liquidity and net investment income would be affected by any such withdrawal will depend on a number of factors, including the identity of the withdrawing country and the likelihood that other counties will follow suit. Risks related to any such withdrawal could include overall economic disruption; capital flight and attendant risks to the integrity of the European Union banking system; conversion to a national currency, which may be subject to devaluation as discussed further below; inflation risks; increased costs and diminished effectiveness in hedging against declines in the value of the Euro; declines in the value of our investments; credit losses; and an increase in foreign currency exchange rate risks, among others.

Our investment portfolio also contains investments, primarily in revenue bonds issued under the auspices of U.S. states and municipalities, and a limited amount of general obligation bonds of U.S. states and municipalities (collectively, “State and political subdivision securities”). Recently, certain U.S. states and municipalities have faced budget deficits and financial difficulties. The financial difficulties of such U.S. states and municipalities could have an adverse impact on our State and political subdivision securities.

Foreign Currency Exchange Rate Risks.    Our primary foreign currency exchange rate risks are described under “— Risks Related to Our Business — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability.” Changes in foreign currency exchange rates can significantly affect our net investment income in any period, and such changes can be substantial. This risk will increase if a country withdraws from the Euro zone. In such case, the national currency to which such a country may revert will likely be devalued and contracts using the Euro will need to be renegotiated. It is possible that any such devaluation and its related consequences for our contracts and investments in any such country could be significant and materially adversely affect our operations and earnings in that country. Any operations we may have in any such withdrawing country could also be materially adversely affected by legal or governmental actions related to conversion from the Euro to a national currency.

Summary.    Significant volatility in the markets could cause changes in interest rates, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, impairments, increased valuation allowances and changes in unrealized gain or loss positions. See “Quantitative and Qualitative Disclosures about Market Risk.”

Regulatory and Legal Risks

Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth

Insurance Regulation — U.S.    Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation — Insurance Regulation.”

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. Recently, the NAIC and state insurance regulators have been scrutinizing insurance companies’ use of affiliated captive reinsurers or off-shore entities to hedge and reinsure insurance risks. Like many life insurance companies, we utilize captive reinsurers to satisfy certain reserve requirements. If the insurance regulators in Connecticut or Delaware restrict the use of such captive reinsurers, our ability to write certain products, or to hedge the associated risks efficiently, could be impaired or lead us to increase prices on those products, which could adversely impact our competitive position and our results of operations. See “Business — Regulation — Holding Company Regulation — Insurance Regulatory Examinations” and Note 10 of the Notes to the Consolidated Financial Statements.

The NAIC is also reviewing life insurers’ use of non-variable separate accounts that are insulated from general account claims, which might lead to a recommendation against the allowance of insulation for certain of our separate account products, particularly in the institutional markets. If the insurance regulators in Connecticut or Delaware change applicable laws or regulations in accordance with such recommendation, our use of insulation for certain products could be impaired and our ability to compete effectively or do business in certain markets may be adversely affected. In addition, our financial results may also be adversely affected. See “Business — Regulation — Holding Company Regulation — Insurance Regulatory Examinations.”

U.S. Federal Regulation Affecting Insurance.    Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank establishes the Federal Insurance Office within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. See “Business — Regulation — Holding Company Regulation — Federal Initiatives.”

Federal legislation and administrative policies can significantly and adversely affect insurance companies, including policies regarding financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. Under the so-called Volcker Rule, Dodd-Frank imposes additional capital requirements and quantitative limits on certain trading and activities by a non-bank SIFI. MetLife, Inc. could be subject to such requirements and limits were it to be designated as a non-bank SIFI, which could adversely affect our competitive position. See “Business — Regulation — Potential Regulation of MetLife as a Non-Bank SIFI.”

Non-bank SIFIs can be assessed under Dodd-Frank for any uncovered costs arising in connection with the resolution of a systemically important financial company and to cover the expenses of the Office of Financial Research, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system.

Regulatory Agencies.    Dodd-Frank established the CFPB, which supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the CFPB has authority to regulate non-insurance consumer services provided by MetLife. See “Business — Regulation — Potential Regulation of MetLife as a Non-Bank SIFI — Consumer Protection Laws.”

In addition, MetLife, Inc.’s subsidiary, MetLife Bank, National Association (“MetLife Bank”), a federally chartered, non-deposit taking, uninsured bank, is principally regulated by the Office of the Comptroller of the Currency (the “OCC”) and the CFPB, and secondarily by the Federal Reserve. While MetLife, Inc. has de-registered as a bank holding company, it may, in the future, be designated by the FSOC as a non-bank SIFI, and could once again be subject to regulation by the Federal Reserve. See “Business — Regulation — Potential Regulation of MetLife as a Non-Bank SIFI” and “— Potential Regulation of MetLife As a Non-Bank SIFI Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations.”

In the wake of the recent financial crisis, national and international authorities have also proposed various measures intended to increase the intensity of regulation of large financial institutions. These measures have included enhanced risk-based capital requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, and early remediation procedures, resolution and recovery planning, as well as greater coordination among regulators and efforts to harmonize regulatory regimes. The imposition of such measures could adversely affect our ability to conduct business, our results of operations and our ability to pay dividends, repurchase securities or engage in other transactions that could affect our capital. See “Business — Regulation.”

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

ERISA Considerations.    We provide products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). Consequently, our activities are likewise subject to the restrictions imposed by ERISA and the Code, including the requirement that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and not cause a plan to engage in prohibited transactions with persons who have certain relationships with respect to those plans.

The prohibited transaction rules generally restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, the firm or affiliate that vary according to the recommendation chosen. Recently adopted regulations in this area provide some relief from these investment advice restrictions. If additional relief is not provided, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants and IRAs would likely be significantly restricted. Other proposed regulations in this area may negatively impact the current business model of our broker-dealers, including proposed changes to broaden the definition of “fiduciary” under ERISA, thereby increasing the regulation of persons providing investment advice to ERISA plans. In addition, recently effective regulations increasing the level of disclosure provided to plan sponsors and participants will likely increase the regulatory and compliance burden upon us, resulting in increased expenses for us. See “Business — Regulation — Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations.”

International Regulation.    Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. See “— Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability.” Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as any nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold to U.S. dollars or other currencies. This may also impact many of our customers and independent sales intermediaries. Changes in the laws and regulations that affect these customers and independent sales intermediaries also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes and actions may negatively affect our business in these jurisdictions. We expect the scope and extent of regulation outside of the U.S., as well as general regulatory oversight, to continue to increase. The regulatory environment in the countries in which we operate and changes in laws could have a material adverse effect on our results of operations. See “— Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability.”

We are also subject to the evolving Solvency II insurance regulatory directive for our insurance business throughout the European Economic Area. As requirements are finalized by the regulators, capital requirements might be impacted in a number of jurisdictions. In addition, our legal entity structure throughout Europe may impact our capital requirements, risk management infrastructure and reporting by country.

General.    From time to time, regulators raise issues during examinations or audits of us and regulated subsidiaries that could, if determined adversely, have a material impact on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. We are also subject to other regulations and may in the future become subject to additional regulations. See “Business — Regulation.” Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

Potential Regulation of MetLife As a Non-Bank SIFI Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations

MetLife Bank is a federally chartered, non-deposit taking, uninsured bank, principally regulated by the OCC and the CFPB, and secondarily, by the Federal Reserve. While MetLife has de-registered as a bank holding company, it may, in the future be designated by the FSOC as a non-bank SIFI. This would subject MetLife to enhanced supervision and prudential standards which could adversely affect our ability to compete with other insurers that are not subject to those requirements and adversely affect our business and results of operations. See “Business — Regulation — Potential Regulation of MetLife as a Non-Bank SIFI.”

The Dodd-Frank Provisions Compelling the Liquidation of Certain Types of Financial Institutions Could Materially and Adversely Affect MetLife, Inc., as a Potential Non-Bank SIFI and an Investor in Other Financial Institutions, and Our Investors

Under provisions of Dodd-Frank, if MetLife, Inc. is designated a non-bank SIFI and it were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by MetLife, Inc. would have serious adverse effects on financial stability in the United States. If the FDIC were appointed as the receiver for MetLife, Inc., liquidation would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. In an FDIC–managed liquidation, holders of a company’s debt could be treated differently than under the Bankruptcy Code and similarly-situated creditors could be treated differently. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. These provisions could also apply to financial institutions whose debt securities we hold in our investment portfolio and could adversely affect our position as a creditor and the value of our holdings.

Dodd-Frank also provides for the assessment of charges against certain financial institutions, including non-bank SIFIs and bank holding companies of a certain size, to cover the costs of liquidating any financial company subject to the new liquidation authority. If MetLife, Inc. is designated as a non-bank SIFI, it could be assessed for a portion of the costs of the liquidation of a financial company that is liquidated under this authority. The liquidation authority could increase the funding costs of large bank holding companies or financial companies that might be viewed as systemically significant, such as MetLife, Inc. See “Business — Regulation — Potential Regulation of MetLife as a Non-Bank SIFI — Orderly Liquidation Authority.”

Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Affect our Profitability As a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products

The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, and The Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (together, the “Health Care Act”), may lead to fundamental changes in the way that employers, including us, provide health care benefits, other benefits, and other forms of compensation to their employees and former employees. The Health Care Act also imposes requirements on us as a provider of non-medical health insurance benefit and other products and on the purchasers of certain of these products. The Health Care Act or any other related regulations or regulatory actions could adversely affect our ability to offer certain of these products in the same manner as we do today. They could also result in increased or unpredictable costs to provide certain products, and could harm our competitive position if the Health Care Act has a disparate impact on our products compared to products offered by our competitors.

In addition, we depend on employees of MetLife affiliates to conduct our business. These employees are offered employment-related benefits and benefits are also provided to certain retirees. These benefits are provided under complex plans that are subject to a variety of regulatory requirements. Either the Health Care Act or related regulations or regulatory actions could adversely affect MetLife affiliates’ ability to attract, retain and motivate our associates. They could also result in increased or unpredictable costs to provide employee benefits, and could harm our competitive position if we are subject to fees, penalties, tax provisions or other limitations in the Health Care Act and our competitors are not.

The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 also includes certain provisions for defined benefit pension plan funding relief. These provisions may impact the likelihood and/or timing of corporate plan sponsors terminating their plans and/or engaging in transactions to partially or fully transfer pension obligations to an insurance company. As part of our Corporate Benefit Funding segment, we offer general account and separate account group annuity products that enable a plan sponsor to transfer these risks, often in connection with the termination of defined benefit pension plans. Consequently, this legislation could indirectly affect the mix of our business, with fewer closeouts and more non-guaranteed funding products, and adversely impact our results of operations.

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

Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets, and to protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with the securities laws and regulations. A number of changes have recently been suggested to the laws and regulations that govern the conduct of our variable insurance products business and our distributors that could change the way we conduct our business and the products we sell. This may adversely affect our operations and profitability, including increasing the regulatory and compliance burden upon us, resulting in increased costs. See “Business — Regulation — Securities, Broker-Dealer and Investment Advisor Regulation.” We also may be subject to similar laws and regulations in the foreign countries in which we offer products or conduct other activities similar to those described above.

Changes in Tax Laws, Tax Regulations, or Interpretations of Such Laws or Regulations Could Reduce Our Earnings and Materially Impact Our Operations by Increasing Our Corporate Taxes and Making Some of Our Products Less Attractive to Consumers

Changes in tax laws, Treasury and other regulations promulgated thereunder, or interpretations of such laws or regulations could increase our corporate taxes and reduce our earnings. The Obama Administration has proposed corporate tax changes. Changes in corporate tax rates could affect the value of our deferred tax assets and deferred tax liabilities. Furthermore, the value of deferred tax assets could be impacted by future earnings levels.

Currently, U.S. tax laws afford certain benefits to life insurance and annuity products. The Obama Administration has also proposed certain changes to individual income tax rates and rules applicable to certain of these products. Changes in tax laws could make some of our products less attractive to consumers. A shift away from life insurance and annuity contracts and other tax-deferred products by our customers would reduce our income from sales of these products, as well as the asset base upon which we earn investment income and fees, thereby reducing our earnings.

Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and/or Harm to Our Reputation

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law. Material pending litigation and regulatory matters affecting us and risks to our business presented by these proceedings are discussed in Note 15 of the Notes to the Consolidated Financial

Statements. Updates are provided in the notes to our interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q, as well as in Part II, Item 1 (“Legal Proceedings”) of those quarterly reports.

We are also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state and federal regulators and other authorities.

A substantial legal liability or a significant regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Even if we ultimately prevail in the litigation, regulatory action or investigation, our ability to attract new customers, retain our current customers and recruit and retain employees could be materially and adversely impacted. Regulatory inquiries and litigation may also cause volatility in the price of stocks of companies in our industry.

Current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us could have a material adverse effect on our business, financial condition or results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. Increased regulatory scrutiny and any resulting investigations or proceedings in any of the countries where we operate could result in new legal actions and precedents and industry-wide regulations that could adversely affect our business, financial condition and results of operations.

Investments-Related Risks

Should the Need Arise, We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or Our Securities Lending Program in a Timely Manner and Realizing Full Value Given Their Illiquid Nature

There may be a limited market for certain investments we hold in our investment portfolio, making them relatively illiquid. These include privately-placed fixed maturity securities, mortgage loans, policy loans, leveraged leases, equity real estate, such as real estate joint ventures and funds, and other limited partnership interests. In recent years, even some of our very high quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were forced to sell certain of our investments during periods of market volatility or disruption, market prices may be lower than our carrying value in such investments. This could result in realized losses which could have a material adverse effect on our net income and financial position.

Similarly, we loan blocks of our securities to third parties (primarily brokerage firms and commercial banks) through our securities lending program, including fixed maturity and equity securities, short-term investments and cash equivalents. Under this program, we obtain collateral, usually cash, at the inception of a loan and typically purchase securities with the cash collateral. Upon the return to us of these loaned securities, we must return to the third party the cash collateral we received. If the cash collateral has been invested in securities, we need to sell the securities. However, in some cases, the maturity of those securities may exceed the term of the related securities on loan and the estimated fair value of the securities we need to sell may fall below the amount of cash received.

If we are required to return significant amounts of cash collateral under our securities lending program or otherwise need significant amounts of cash on short notice and we are forced to sell securities, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In the event of a forced sale, accounting guidance requires the recognition of a loss for securities in an unrealized loss position and may require the impairment of other securities based on our ability to hold those securities, which would negatively impact our financial condition. In addition, under stressful capital market and economic conditions, liquidity broadly deteriorates, which may further restrict our ability to sell securities. Furthermore, if we decrease the amount of our securities lending activities over time, the amount of net investment income generated by these activities will also likely decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Management — Securities Lending.” See Note 7 of the Notes to the Consolidated Financial Statements.

Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Specified Assets May Adversely Affect Our Liquidity and Expose Us to Counterparty Credit Risk

Some of our financing transactions require us to pledge collateral related to any decline in the estimated fair value of the specified assets under certain circumstances. Similarly, the terms of some of our financing transactions require us to make payments to our counterparties related to any decline in the estimated fair value of certain specified assets. The amount of collateral we may be required to pledge and the payments we may be required to make under these agreements may increase under certain circumstances and will likely increase under Dodd-Frank, which could adversely affect our liquidity. See “Business — Regulation — Holding Company Regulation — Regulation of Over-the-Counter Derivatives” and Note 7 of the Notes to the Consolidated Financial Statements.

Gross Unrealized Losses on Fixed Maturity and Equity Securities and Defaults, Downgrades or Other Events May Result in Future Impairments to the Carrying Value of Such Securities, Resulting in a Reduction in Our Net Income

Fixed maturity securities represent a significant portion of our investment portfolio. Fixed maturity and equity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have far exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. See Notes 1 and 7 of the Notes to the Consolidated Financial Statements.

The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of structured securities could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Levels of writedowns or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities, as well as our intent and ability to hold equity securities which have declined in value until recovery. Realized losses or impairments on these securities may have a material adverse effect on our net income in a particular quarterly or annual period.

Our Valuation of Securities and Investments and the Determination of the Amount of Allowances and Impairments Taken on Our Investments Are Subjective and Include Methodologies, Estimations and Assumptions Which Are Subject to Differing Interpretations and Market Conditions and, if Changed, Could Materially Adversely Affect Our Results of Operations or Financial Condition

Fixed maturity, equity and fair value option securities, as well as short-term investments that are reported at estimated fair value represent the majority of our total cash and investments. We define fair value generally as the price that would be received to sell an asset or paid to transfer a liability. Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect of the estimated fair value amounts. During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the fair value of securities we hold may have a material adverse effect on our results of operations or financial condition. See Notes 1 and 9 of the Notes to the Consolidated Financial Statements.

The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We reflect any changes in allowances and impairments in earnings as such evaluations are revised. However, historical trends may not be indicative of future impairments or allowances. In addition, any such future impairments or allowances could have a materially adverse effect on our earnings and financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Investment Impairments” and Note 7 of the Notes to the Consolidated Financial Statements.

Defaults on Our Mortgage Loans and Volatility in Performance May Adversely Affect Our Profitability

Our mortgage loans face default risk and are principally collateralized by commercial and agricultural properties. We establish valuation allowances for estimated impairments, which are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlooks, as well as other relevant factors. In addition, substantially all of our mortgage loans held-for-investment have balloon payment maturities. An increase in the default rate of our mortgage loan investments or fluctuations in their performance could have a material adverse effect on our business, results of operations and financial condition.

Further, any geographic or sector concentration of our mortgage loans may have adverse effects on our investment portfolios and consequently on our results of operations or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated. Moreover, our ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time. In addition, legislative proposals that would allow or require modifications to the terms of mortgage loans could be enacted. See Note 1 of the Notes to the Consolidated Financial Statements.

The Defaults or Deteriorating Credit of Other Financial Institutions Could Adversely Affect Us

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds and investment funds and other financial institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivatives, joint venture, hedge fund and equity investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, or lack of action by European Union member governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them. Any such losses or impairments to the carrying value of these investments or other changes may materially and adversely affect our business and results of operations.

Risks Related to Our Business

Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability

Our international operations face political, legal, financial, operational and other risks. These operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities and regulators, such as the retroactive application of new requirements on our current and prior activities or operations. Such actions may negatively affect our business in these jurisdictions and could indirectly affect our business in other jurisdictions as well. See “Quantitative and Qualitative Disclosures About Market Risk,” as well as “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”

Our international operations expose us to risks posed by local and regional economic conditions. Europe has recently experienced a deep recession and appears to have entered another recession. A recession in Europe could adversely impact the demand for our products, negatively impact earnings, adversely affect the performance of our investments or result in impairments, all of which could have a material adverse effect on our business, results of operations and financial condition. See “— Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations.” Furthermore, we rely on local sales forces in these countries and may encounter labor problems resulting from workers’ associations and trade unions in some countries. If our business model is not successful in a particular country, we may lose all or most of our investment in building and training the sales force in that country.

Lastly, our international operations may require considerable management time, as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local political, economic and market conditions. Therefore, if we expand internationally, we may not achieve expected operating margins and our results of operations may be negatively impacted.

Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability

We are exposed to risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our holdings of non-U.S. dollar denominated investments, investments in foreign subsidiaries and net income from foreign operations and issuance of non-U.S. dollar denominated instruments, including guaranteed interest contracts and funding agreements. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the estimated fair value of our non-U.S. dollar denominated investments, our investments in foreign subsidiaries, and our net income from foreign operations. See “Quantitative and Qualitative Disclosures About Market Risk.”

In addition, certain of our life and annuity products are exposed to foreign exchange rate risk. Payments under these contracts, depending on the circumstances, may be required to be made in different currencies and may not be the legal tender in the country whose law governs the particular product. Changes in exchange rate movements and the imposition of capital controls may also directly impact the liability valuation that may not be entirely hedged. If the currency upon which expected future payments are made strengthens, the liability valuation may increase, which may result in a reduction of net income.

Historically, we have matched substantially all of our foreign currency liabilities in our foreign subsidiaries with investments denominated in their respective foreign currency, which limits the effect of currency exchange rate fluctuation on local operating results; however, fluctuations in such rates affect the translation of these results into our U.S. dollar basis consolidated financial statements. Although we take certain actions to address this risk, including entering into foreign currency derivatives, foreign currency exchange rate fluctuation could materially adversely affect our reported results due to unhedged positions or the failure of hedges to effectively offset the impact of the foreign currency exchange rate fluctuation. See “Quantitative and Qualitative Disclosures About Market Risk.”

Due to our international operations, during periods when any foreign currency in which we derive our revenues weakens (strengthens), translating amounts expressed in that currency into U.S. dollars causes fewer (more) U.S. dollars to be reported. Any unrealized foreign currency translation adjustments are reported in accumulated other comprehensive income (loss). The weakening of a foreign currency relative to the U.S. dollar will generally adversely affect the value of investments in U.S. dollar terms and reduce the level of reserves denominated in that currency.

An Inability to Access MetLife’s Credit Facilities Could Result in a Reduction in Our Liquidity and Lead to Downgrades in MetLife’s Credit and Financial Strength Ratings and Our Financial Strength Ratings

MetLife relies on its credit facilities as a potential source of liquidity. The availability of these facilities to MetLife could be critical to MetLife’s credit and financial strength ratings, as well as our financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are tight. These credit facilities contain certain administrative, reporting, legal and financial covenants, including a requirement to maintain a specified minimum consolidated net worth.

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

A Downgrade or a Potential Downgrade in Our Financial Strength Ratings or Those of MetLife’s Other Insurance Subsidiaries, or MetLife’s Credit Ratings, Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations

Financial strength ratings are published by various Nationally Recognized Statistical Rating Organizations (“NRSRO”) and similar entities not formally recognized as NRSROs. They indicate the NRSRO’s opinion regarding an insurance company’s ability to meet contractholder and policyholder obligations, and are important in maintaining public confidence in our products and our competitive position.

Downgrades in our financial strength ratings could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products, annuities and other investment products;

•	impacting our ability to generate cash flows from issuances of funding agreements and other capital markets products;

•	adversely affecting our relationships with our sales force and independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to post additional collateral under certain of our financing transactions;

•	requiring us to reduce prices for many of our products and services to remain competitive; and

•	adversely affecting our ability to obtain reinsurance at reasonable prices or at all.

In addition to the financial strength ratings of MetLife’s insurance subsidiaries, various NRSROs also publish credit ratings for MetLife and several of its subsidiaries. Credit ratings indicate the NRSROs opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in MetLife’s overall funding profile and ability to access certain types of liquidity. Downgrades in MetLife’s credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including limiting our access to capital markets, potentially increasing the cost of debt, and requiring us to post collateral. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding the impact of a one-notch downgrade with respect to derivative transactions with credit rating downgrade triggers.

In view of the difficulties experienced by many financial institutions as a result of the global recession, including our competitors in the insurance industry, we believe it is possible that the NRSROs will continue to heighten the level of scrutiny that they apply to insurance companies, will continue to increase the frequency and scope of their credit reviews, will continue to request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the models for maintenance of certain ratings levels. Our ratings could be downgraded at any time and without notice by any NRSRO.

Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses

As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our various business segments. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue. See “Business — Reinsurance Activity” and “— If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations.”

If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations

We use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers and indemnitors. A reinsurer’s or indemnitor’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements or indemnity agreements with us could have a material adverse effect on our financial condition and results of operations, including our liquidity.

In addition, we use derivatives to hedge various business risks. We enter into a variety of derivatives, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. This risk is more pronounced in light of the stresses suffered by financial institutions over the past few years. Such failure could have a material adverse effect on our financial condition and results of operations. See “Business — Reinsurance Activity.”

Differences Between Actual Claims Experience and Underwriting and Reserving Assumptions May Adversely Affect Our Financial Results

Our earnings significantly depend upon the extent to which our actual claims experience is consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such amounts are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. To the extent that actual claims experience is less favorable than the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities.

Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements, which change from time to time, the assumptions used to establish the liabilities, as well as our actual experience. If the liabilities originally established for future benefit payments prove inadequate, we must increase them. Such increases could affect earnings negatively and have a material adverse effect on our business, results of operations and financial condition. See “Business — Policyholder Liabilities.”

MetLife’s Risk Management Policies and Procedures May Leave Us Exposed to Unidentified or Unanticipated Risk, Which Could Negatively Affect Our Business

MetLife has devoted significant resources to develop and periodically update risk management policies and procedures for itself and its subsidiaries, including us, to reflect ongoing review of risks, and expect to continue to do so in the future. Nonetheless, these policies and procedures may not be comprehensive and may not identify every risk to which we are exposed. Many of MetLife’s methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not fully predict future exposures, which can be significantly greater than historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to MetLife. This information may not always be accurate, complete, up-to-date or properly evaluated. In addition, more extensive and perhaps different risk management policies and procedures might have to be implemented under pending regulations. See “Business — Regulation — Potential Regulation of MetLife as a Non-Bank SIFI” and “Quantitative and Qualitative Disclosures About Market Risk.”

Catastrophes May Adversely Impact Liabilities for Policyholder Claims and Reinsurance Availability

Our insurance operations are exposed to the risk of catastrophic events. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, tsunamis and man-made catastrophes may produce significant loss of life in larger areas, especially those that are heavily populated. Claims resulting from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. In addition, catastrophic events could harm the financial condition of issuers of obligations we hold in our investment portfolio, resulting in impairments to these obligations, and the financial condition of our reinsurers, thereby increasing the probability of default on reinsurance recoveries. Large-scale catastrophes may also reduce the overall level of economic activity in affected countries which could hurt our business and the value of our investments or our ability to write new business. It is possible that increases in the value, caused by the effects of inflation or other factors, and geographic concentration of insured lives, could increase the severity of claims we receive from future catastrophic events.

Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. Significant influenza pandemics have occurred three times in the last century; however, the likelihood, timing, and severity of a future pandemic cannot be predicted. A significant pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output and, eventually, on the financial markets. In addition, a pandemic that affected our employees or the employees of our distributors or of other companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses experienced by us. In our group insurance operations, a localized event that affects the workplace of one or more of our group insurance customers could cause a significant loss due to mortality or morbidity claims. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

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

Most of the jurisdictions in which our insurance companies are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations. These associations are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers, who may become impaired, insolvent or fail, for example, following the occurrence of one or more catastrophic events. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. In addition, certain states have government owned or controlled organizations providing life insurance to their citizens. The activities of such organizations could also place additional stress on the adequacy of guaranty fund assessments. Many of these organizations also have the power to levy assessments similar to those of the guaranty associations described above. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. See “Business — Regulation — Holding Company Regulation — Guaranty Associations and Similar Arrangements.”

While in the past five years, the aggregate assessments levied against us have not been material, it is possible that a large catastrophic event could render such guaranty funds inadequate and we may be called upon to contribute additional amounts, which may have a material impact on our financial condition or results of operations in a particular period. We have established liabilities for guaranty fund assessments that we consider adequate, but additional liabilities may be necessary. See Note 15 of the Notes to the Consolidated Financial Statements.

Our ability to manage this risk and the profitability of our life insurance businesses depends in part on our ability to obtain catastrophe reinsurance, which may not be available at commercially acceptable rates in the future. See “— Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses.”

Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity

To support statutory reserves for several products, including, but not limited to, our level premium term life and universal life with secondary guarantees and MLIC’s closed block, we currently utilize capital markets solutions for financing a portion of our statutory reserve requirements. While we have financing facilities in place for certain previously written business, certain of these facilities are subject to cost increases upon the occurrence of specified ratings downgrades of MetLife or are subject to periodic repricing. Any resulting cost increases could negatively impact our financial results.

Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. Currently, the use of captive reinsurers is being studied by state insurance departments and the NAIC. See “—Regulatory and Legal Risks — Our Insurance and Brokerage Businesses are Highly Regulated, and Changes in Regulation in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” If the insurance regulators in Connecticut or Delaware restrict the use of captive reinsurers for purposes of funding reserve requirements or capacity in the capital markets otherwise becomes unavailable for a prolonged period of time, thereby hindering our ability to obtain funding for these new structures, our ability to write additional business in a cost effective manner may be impacted.

Competitive Factors May Adversely Affect Our Market Share and Profitability

We believe competition amongst insurance companies is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete globally with a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employers and other group customers and agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have pre-existing customer bases for financial services products. Additionally, many of our group insurance products are underwritten annually. There is a risk that group purchasers may be able to obtain more favorable terms from competitors than they could renewing coverage with us. These competitive pressures may adversely affect the persistency of these and other products, as well as our ability to sell our products in the future. Furthermore, the investment management and securities brokerage businesses have relatively few barriers to entry and continually attract new entrants.

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

In addition, since numerous aspects of our business are subject to regulation, legislative and other changes affecting the regulatory environment for our business may have, over time, the effect of supporting or burdening some aspects of the financial services industry more than others. This can affect our competitive position within the life insurance industry and within the broader financial services industry. See “Business — Regulation,” “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation May Reduce Our Profitability and Limit Our Growth,” and “— Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.”

If Our Business Does Not Perform Well, We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against the Deferred Income Tax Asset, Which Could Adversely Affect Our Results of Operations or Financial Condition

We were allocated a portion of goodwill representing the excess of the amounts MetLife paid to acquire subsidiaries and other businesses over the estimated fair value of net assets acquired at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that the implied fair value of the reporting unit is less than the carrying value of that reporting unit. We perform our annual goodwill impairment testing during the third quarter of each year based upon data as of the close of the second quarter. Goodwill associated with a business acquisition is not tested for impairment during the year the business is acquired unless there is a significant identified impairment event. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business one level below the operating segment under certain circumstances.

The estimated fair value of the reporting unit is impacted by the performance of the business, which may be adversely impacted by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such writedowns could have an adverse effect on our results of operations or financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Goodwill” and Note 10 of the Notes to the Consolidated Financial Statements.

Long-lived assets, including assets such as real estate, also require impairment testing. This testing is done to determine whether changes in circumstances indicate that we will be unable to recover the carrying amount of the asset group. Such writedowns could have a material adverse effect on our results of operations or financial position.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. In addition, changes in the corporate tax rates could affect the value of our deferred tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Income Taxes.”

If Our Business Does Not Perform Well or if Actual Experience Versus Estimates Used in Valuing and Amortizing DAC, Deferred Sales Inducements (“DSI”) and VOBA Vary Significantly, We May Be Required to Accelerate the Amortization and/or Impair the DAC, DSI and VOBA Which Could Adversely Affect Our Results of Operations or Financial Condition

We incur significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition of new and renewal insurance business are deferred and referred to as DAC. Bonus amounts credited to certain policyholders, either immediately upon receiving a deposit or as excess interest credits for a period of time, are deferred and referred to as DSI. The recovery of DAC and DSI is dependent upon the future profitability of the related business. The amount of future profit or margin is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, we anticipate that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management’s estimates of gross profits or margins, which generally are used to amortize such costs.

If actual gross profits or margins are less than originally expected, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to income. Significant or sustained equity market declines could result in an acceleration of amortization of DAC and DSI related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “— Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary From Period to Period.”

VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. In the event actual experience on the purchased business varies from these projections, we will be required to revise our estimates, which results in changes to the amounts expensed in the reporting period in which the revisions are made and also could result in a charge to income. In addition, VOBA is amortized similarly to DAC and DSI. Accordingly, an acceleration of the amortization of VOBA would occur if actual gross profits or margins are less than originally expected. In such a case, the amortization of such costs would be accelerated in the period in which the actual experience is known and would result in a charge to net income. Furthermore, significant or sustained equity market declines could result in an acceleration of amortization of the VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” and Note 1 of the Notes to the Consolidated Financial Statements for further consideration of DAC and VOBA.

Guarantees Within Certain of Our Products May Decrease Our Earnings, Increase the Volatility of Our Results, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk

Certain of our variable annuity products include guaranteed benefits, including guaranteed minimum death benefits, guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. These guarantees are designed to protect policyholders against significant downturns in equity markets and interest rates. Any such periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with those products. An increase in these liabilities would result in a decrease in our net income.

We use hedging and risk management strategies to mitigate the liability exposure and the volatility of net income associated with these liabilities. These strategies involve the use of reinsurance and derivatives, which may not be completely effective. For example, in the event that reinsurers or derivative counterparties are unable or unwilling to pay, we remain liable for the guaranteed benefits. See “— If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations.”

In addition, hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Furthermore, we are subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, produce economic losses not addressed by the risk management techniques employed. These, individually or collectively, may have a material adverse effect on our results of operations, including net income, financial condition or liquidity. The valuation of certain of the foregoing liabilities carried at fair value includes an adjustment for nonperformance risk that reflects the credit standing of the issuing entity. This adjustment, which is not hedged, is based in part on publicly available information regarding credit spreads related to MetLife’s debt, including credit default swaps. In periods of extreme market volatility, movements in the credit spread can have a significant impact on net income. See Note 1 of the Notes to the Consolidated Financial Statements for further consideration of the risks associated with guaranteed benefits.

Acquisition-Related Risks

We Could Face Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Acquisitions and Dispositions of Businesses or Difficulties Integrating and Managing Growth of Such Businesses

We have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. Such activity exposes us to a number of risks. For example, there could be unforeseen liabilities or asset impairments, including goodwill impairments, that arise in connection with the businesses that we may sell or the businesses that we may acquire in the future.

In addition, there may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing acquisition-related due diligence investigations. Furthermore, even for obligations and liabilities that we do discover during the due diligence process, neither the valuation adjustment nor the contractual protections we negotiate may be sufficient to fully protect us from losses. Although we generally have rights to indemnification for certain losses, our rights are limited by survival periods for bringing claims and limitations on the nature and amount of losses we may recover, and we cannot be certain that indemnification will be, among other things, collectible or sufficient in amount, scope or duration to fully offset any loss we may suffer.

Furthermore, the use of our own funds as consideration in any acquisition would consume capital resources, which could affect our capital plan and render those funds unavailable for other corporate purposes. We also may not be able to raise sufficient funds to consummate an acquisition if, for example, we are unable to sell our securities or close related bridge credit facilities. Moreover, as a result of uncertainty and risks associated with potential acquisitions and dispositions of businesses, rating agencies may take certain actions with respect to the ratings assigned to MetLife, Inc. and/or its subsidiaries, including us.

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

General Risks

Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect Our Financial Statements

Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. For instance, in 2012 we adopted new guidance regarding accounting for DAC, which resulted in a reduction of DAC and total equity. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our reports filed with the SEC. See Note 1 of the Notes to the Consolidated Financial Statements. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. The required adoption of future accounting standards could have a material adverse effect on our financial condition and results of operations, including on our net income.

Changes in Our Assumptions Regarding the Discount Rate, Expected Rate of Return and Expected Increase in Compensation Used for Pension and Other Postretirement Benefit Plans For Employees and Retirees of MetLife and Its Subsidiaries May Result in Increased Expenses and Reduce Our Profitability

Our allocated pension and other postretirement benefit plan costs are determined based on best estimates of future plan experience. These assumptions are reviewed regularly and include discount rates, expected rates of return on plan assets, expected increases in compensation levels and expected medical inflation. Changes in these assumptions may result in increased expenses and reduce our profitability.

We May Not be Able to Protect Our Intellectual Property and May be Subject to Infringement Claims

We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could have a material adverse effect on our business and our ability to compete with other insurers and financial institutions.

In addition, we may be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of patent, trademark or copyright license usage rights, or (iii) misappropriation of trade secrets. Any such claims or resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain patents, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly alternative. Any of these scenarios could have a material adverse effect on our business and results of operations.

We May Be Unable to Attract and Retain Sales Representatives for Our Products

We must attract and retain productive sales representatives to sell our insurance, annuities and investment products. Insurers compete for sales representatives with demonstrated ability. In addition, there is competition for representatives with other types of financial services firms, such as independent broker-dealers.

We compete with other insurers for sales representatives primarily on the basis of our financial position, support services and compensation and product features. We continue to undertake several initiatives to enhance the efficiency and production of our existing sales force. These initiatives may not succeed in attracting and retaining new agents. Sales of individual insurance, annuities and investment products and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining highly qualified and productive agents. See “ — Risks Related to Our Business — Competitive Factors May Adversely Affect Our Market Share and Profitability.”

The Continued Threat of Terrorism and Ongoing Military Actions May Adversely Affect the Value of Our Investment Portfolio and the Level of Claim Losses We Incur

The continued threat of terrorism, both within the U.S. and abroad, ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of terrorism. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Terrorist actions also could disrupt our operations centers in the U.S. or abroad and higher than anticipated claims under our insurance policies. See “— Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations.”

The Failure in Cyber- or Other Information Security Systems, as well as the Occurrence of Events Unanticipated in MetLife’s Disaster Recovery Systems and Management Continuity Planning Could Result in a Loss or Disclosure of Confidential Information, Damage to Our Reputation and Impairment of Our Ability to Conduct Business Effectively

Our business is highly dependent upon the effective operation of MetLife’s computer systems. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. We also retain confidential and proprietary information on our computer systems and we rely on sophisticated technologies to maintain the security of that information. MetLife’s computer systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. While, to date, MetLife has not experienced a material breach of cybersecurity, administrative and technical controls and other preventive actions we take to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.

In the event of a disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. In addition, in the event that a significant number of our managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.

The failure of our computer systems and/or our disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While MetLife maintains cyber liability insurance that provides both third-party liability and first party liability coverages, this insurance may not be sufficient to protect us against all losses.

Our Associates May Take Excessive Risks Which Could Negatively Affect Our Financial Condition and Business

As an insurance enterprise, we are in the business of accepting certain risks. The associates who conduct our business, including executive officers and other members of management, sales managers, investment professionals, product managers, sales agents, and other associates, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. We endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our associates incentives to take excessive risks; however, associates may take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor associates’ business decisions and prevent us from taking excessive risks, these controls and procedures may not be effective. If our associates take excessive risks, the impact of those risks could have a material adverse effect on our financial condition and business operations.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our executive office is located in Bloomfield, Connecticut and is owned by an affiliate.

Management believes that the Company’s properties are suitable and adequate for our current and anticipated business operations. MetLife arranges for property & casualty coverage on our properties, taking into consideration our risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with the renewal of those coverages, MetLife has arranged $700 million of property insurance, including coverage for terrorism, on our real estate portfolio through May 1, 2013, its renewal date.

Item 3.  Legal Proceedings

See Note 15 of the Notes to the Consolidated Financial Statements.

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MetLife Insurance Company of Connecticut has 40,000,000 authorized shares of common stock, 34,595,317 shares of which were outstanding at December 31, 2012. Of such outstanding shares, at March 22, 2013, 30,000,000 shares are owned directly by MetLife and the remaining 4,595,317 shares are owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc. There exists no established public trading market for the Company’s common equity.

During the years ended December 31, 2012 and 2011, MetLife Insurance Company of Connecticut paid dividends of $706 million and $517 million, respectively, to its stockholders. See Note 12 of the Notes to the Consolidated Financial Statements for the discussion of the components of the 2012 dividends, as well as a discussion of restrictions on the Company’s ability to pay dividends. The maximum amount of dividends which MetLife Insurance Company of Connecticut may pay in 2013, without prior regulatory approval, is $1.3 billion.

Item 6.  Selected Financial Data

Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information

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

This narrative analysis includes references to our performance measure, operating earnings, that is not based on accounting principles generally accepted in the United States of America (“GAAP”). Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources. Consistent with GAAP accounting guidance for segment reporting, operating earnings is our measure of segment performance. See “— Non-GAAP and Other Financial Disclosures” for definitions of such measures.

MICC is organized into two segments: Retail and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. As anticipated, in the third quarter of 2012, MetLife and the Company continued to realign certain products and businesses among its existing segments, as well as Corporate & Other, to better conform to the way they manage and assess their respective businesses. As a result, MICC’s individual disability income products previously reported in Corporate & Other are now reported in the Retail segment. Prior period results have been revised in connection with this change, which did not have a significant impact on the segment and Corporate & Other results. See “Business” for further information on the reorganization of the Company’s business. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements. For a discussion of our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	liabilities for future policyholder benefits and the accounting for reinsurance;

(ii)	capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”);

(iii)	estimated fair values of investments in the absence of quoted market values;

(iv)	investment impairments;

(v)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vi)	measurement of goodwill and related impairment;

(vii)	measurement of income taxes and the valuation of deferred tax assets; and

(viii)	liabilities for litigation and regulatory matters.

In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.

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

Liabilities for unpaid claims are estimated based upon our historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs. With respect to workers’ compensation insurance, such unpaid claims are reduced for anticipated subrogation.

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

We regularly review our estimates of liabilities for future policy benefits and compare them with our actual experience. Differences between actual experience and the assumptions used in pricing these policies and guarantees, as well as in the establishment of the related liabilities, result in variances in profit and could result in losses.

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our liability for future policy benefits.

Reinsurance

Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. We periodically review actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluate the financial strength of counterparties to our reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed subsequently. Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We review all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting.

See Note 6 of the Notes to the Consolidated Financial Statements for additional information on our reinsurance programs.

Deferred Policy Acquisition Costs and Value of Business Acquired

We incur significant costs in connection with acquiring new and renewal insurance business. Costs that relate directly to the successful acquisition or renewal of insurance contracts are deferred as DAC. In addition to commissions and other direct costs, deferrable costs include the portion of an employee’s total compensation and benefits related to time spent selling, underwriting or processing the issuance of new and renewal insurance business only with respect to actual policies acquired or renewed. We utilize various techniques to estimate the portion of an employee’s time spent on qualifying acquisition activities that result in actual sales, including surveys, interviews, representative time studies and other methods. These estimates include assumptions that are reviewed and updated on a periodic basis or more frequently to reflect significant changes in processes or distribution methods.

VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business.

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization of approximately $85 million, with an offset to our unearned revenue liability of approximately $2 million for this factor. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable universal life contracts and variable deferred annuity contracts is 7.25%.

We also periodically review other long-term assumptions underlying the projections of estimated gross margins and profits. These assumptions primarily relate to investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency, and expenses to administer business. Assumptions used in the calculation of estimated gross margins and profits which may have significantly changed are updated annually. If the update of assumptions causes expected future gross margins and profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross margins and profits to decrease.

Our most significant assumption updates resulting in a change to expected future gross margins and profits and the amortization of DAC and VOBA are due to revisions to expected future investment returns, expenses, in-force or persistency assumptions on variable and universal life contracts and annuity contracts. During 2012, the amount of net investment gains (losses), as well as the assumption updates associated with policyholder behavior, investment returns and the separate account rate of returns also resulted in significant changes to actual and expected future gross profits impacting amortization of DAC and VOBA. We expect these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

See Note 5 of the Notes to the Consolidated Financial Statements for information regarding the DAC and VOBA offset to unrealized investment losses.

Estimated Fair Value of Investments

In determining the estimated fair value of our investments, various methodologies, assumptions and inputs are utilized.

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

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Our ability to sell securities, or the price ultimately realized for these securities, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain securities.

See Note 9 of the Notes to the Consolidated Financial Statements for additional information regarding the estimated fair value of our investments.

Investment Impairments

One of the significant estimates related to available-for-sale securities is our impairment evaluation. The assessment of whether an other-than-temporary impairment (“OTTI”) occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value on a security-by-security basis. Our review of each fixed maturity and equity security for OTTI includes an analysis of gross unrealized losses by three categories of severity and/or age of gross unrealized loss. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments. Accordingly, such an unrealized loss position may not impact our evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given to a decline in estimated fair value and the likelihood such estimated fair value decline will recover.

Additionally, we consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Factors we consider in the OTTI evaluation process are described in Note 7 of the Notes to Consolidated Financial Statements.

The determination of the amount of allowances and impairments on the remaining invested asset classes is highly subjective and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.

See Note 7 of the Notes to the Consolidated Financial Statements for additional information relating to our determination of the amount of allowances and impairments.

Derivatives

The determination of estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 9 of the Notes to the Consolidated Financial Statements for additional details on significant inputs into the over-the-counter derivative pricing models and credit risk adjustment.

We issue certain variable annuity products with guaranteed minimum benefits, which are measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The valuation of these embedded derivatives also includes an adjustment for our nonperformance risk and risk margins for non-capital market inputs. The nonperformance risk adjustment, which is captured as a spread over the risk free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.

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

Variable annuities with guaranteed minimum benefits may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates, changes in our nonperformance risk, variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income. If interpretations change, there is a risk that features previously not bifurcated may require bifurcation and reporting at estimated fair value in the consolidated financial statements and respective changes in estimated fair value could materially affect net income.

Additionally, we ceded the risk associated with certain of the variable annuities with guaranteed minimum benefits described in the preceding paragraphs to an affiliated reinsurance company. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by us with the exception of the input for nonperformance risk that reflects the credit of the reinsurer. Because certain of the direct guarantees do not meet the definition of an embedded derivative and, thus are not accounted for at fair value, significant fluctuations in net income may occur since the change in fair value of the embedded derivative on the ceded risk is being recorded in net income without a corresponding and offsetting change in fair value of the direct guarantee.

See Note 8 of the Notes to the Consolidated Financial Statements for additional information on our derivatives and hedging programs.

Goodwill

Goodwill is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test.

For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit goodwill is compared to the carrying value of that goodwill to measure the amount of impairment loss, if any. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit. The estimated fair values of the Retail Annuities and Retail Life & Other reporting units are particularly sensitive to interest rate and equity market levels.

We performed the annual goodwill impairment test on our Retail Annuities reporting unit and utilized an actuarial appraisal approach, which estimates the net worth of the reporting unit, the value of existing business and the value of new business. This appraisal resulted in a fair value of the Retail Annuities reporting unit that was less than the carrying value, indicating a potential for goodwill impairment. The actuarial appraisal reflected the expected market impact to a buyer of changes in the regulatory environment, continued low interest rates for an extended period of time, and other market and economic factors. Specifically, in July 2012, the New York State Department of Financial Services (“Department of Financial Services”) initiated an inquiry into the use of captive or off-shore reinsurers, strategies many market participants have used for capital efficiency on variable annuity products; the National Association of Insurance Commissioners has also been studying the use of captives. Additionally, in the third quarter of 2012, the Federal Reserve announced that it anticipated that low interest rates were likely to be warranted at least through mid-2015, extending the time horizon from previous announcements and Moody’s Investors Service changed its outlook for the U.S. life insurance industry to negative from stable, and stated that it expects interest rates to remain in the low single digits for the next few years. As a result, we performed Step 2 of the goodwill impairment process, which compares the implied fair value of the reporting unit’s goodwill with its carrying value. This analysis indicated that the recorded goodwill associated with this reporting unit was not recoverable. Therefore, we recorded a non-cash charge of $394 million ($147 million, net of income tax) for the impairment of the entire goodwill balance that is reported in goodwill impairment in the consolidated statements of operations and comprehensive income for the year ended December 31, 2012.

In addition, we performed the annual goodwill impairment tests on our other reporting units using a market multiple valuation, discounted cash flow valuation, and/or actuarial appraisal approach and concluded that the fair values of all such reporting units were in excess of their carrying values and, therefore, goodwill was not impaired.

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

See Note 10 of the Notes to the Consolidated Financial Statements for additional information on our goodwill.

Income Taxes

We provide for federal, state and foreign income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Our accounting for income taxes represents our best estimate of various events and transactions. These tax laws are complex and are subject to differing interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign.

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

Disputes over interpretations of the tax laws may be subject to review and adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon audit. We determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in the financial statements. We may be required to change our provision for income taxes when estimates used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

See Note 14 of the Notes to the Consolidated Financial Statements for additional information on our income taxes.

Litigation Contingencies

We are a party to a number of legal actions and are involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on our financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in our consolidated financial statements.

See Note 15 of the Notes to the Consolidated Financial Statements for additional information regarding our assessment of litigation contingencies.

Economic Capital

Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s and the Company’s business.

MetLife’s economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, operating earnings or income (loss) from continuing operations, net of income tax.

Dispositions

See Note 3 of the Notes to the Consolidated Financial Statements.

Results of Operations

Consolidated Results

We have experienced positive net flows in most of our businesses. Pension closeout sales in the United Kingdom (“U.K.”) remain strong; however, premiums decreased $442 million, before income tax, due to a significant sale in the prior period. While premiums for this business were almost entirely offset by the related change in policyholder benefits, the positive net cash flows from strong sales contributed to the growth in our investment portfolio. We implemented extensive changes to product pricing and variable annuity guarantee features as we continue to manage sales volume, focusing on pricing discipline and risk management in this challenging economic environment. These actions resulted in a net decrease in sales of annuities of $9.4 billion, before income tax, or 45% compared to the prior year.

	Years Ended December 31,
	2012	2011
	(In millions)
Revenues
Premiums	$1,261	$1,828
Universal life and investment-type product policy fees	2,261	1,956
Net investment income	2,952	3,074
Other revenues	511	508
Net investment gains (losses)	152	35
Net derivative gains (losses)	980	1,119

Total revenues	8,117	8,520

Expenses
Policyholder benefits and claims	2,395	2,660
Interest credited to policyholder account balances	1,147	1,189
Goodwill impairment	394	—
Capitalization of DAC	(872)	(1,342)
Amortization of DAC and VOBA	941	1,156
Interest expense on debt	231	389
Other expenses	2,275	2,712

Total expenses	6,511	6,764

Income (loss) before provision for income tax	1,606	1,756
Provision for income tax expense (benefit)	391	523

Income (loss) from continuing operations, net of income tax	1,215	1,233
Income (loss) from discontinued operations, net of income tax	8	—

Net income (loss)	$1,223	$1,233

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

During the year ended December 31, 2012, income (loss) before provision for income tax, decreased $150 million ($18 million, net of income tax) from the prior year primarily driven by an unfavorable change in net derivative gains (losses) and a goodwill impairment charge in the current year, partially offset by a favorable change in operating earnings and net investment gains (losses).

We manage our investment portfolio using disciplined Asset/Liability Management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures, provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currency exchange rates, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our specific mix of products and business segments. In addition, the general account investment portfolio included, within fair value option securities, contractholder-directed unit-linked investments supporting variable annuity type liabilities, which did not qualify as separate account assets. The returns on these contractholder-directed unit-linked investments, which can vary significantly period to period, included changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in policyholder account balances (“PABs”) through interest credited to policyholder account balances. During June 2012, the Company disposed of MetLife Europe Limited (MetLife Europe”), which held these contractholder-directed unit-linked investments.

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

Certain direct or assumed variable annuity products with minimum benefit guarantees contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). The Company hedges the market risks inherent in these variable annuity guarantees through a combination of reinsurance and freestanding derivatives. Ceded reinsurance of direct or assumed variable annuity products with minimum benefit guarantees generally contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged and can be a significant driver of net derivative gains (losses) but does not have an economic impact on the Company.

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

	Years Ended December 31,
	2012	2011	Change
	(In millions)
Non-VA program derivatives
Interest rate	$(15)	$563	$(578)
Foreign currency exchange rate	(27)	6	(33)
Credit	52	9	43
Equity	—	20	(20)
Non-VA program embedded derivatives	(140)	(414)	274

Total non-VA program derivatives	(130)	184	(314)

VA program derivatives
Embedded derivatives-direct/assumed guarantees:
Market and other risks	1,120	(1,253)	2,373
Nonperformance risk	(235)	354	(589)

Total	885	(899)	1,784
Embedded derivatives-ceded reinsurance:
Market and other risks	400	2,062	(1,662)
Nonperformance risk	124	(476)	600

Total	524	1,586	(1,062)
Freestanding derivatives hedging direct/assumed embedded derivatives	(299)	248	(547)

Total VA program derivatives	1,110	935	175

Net derivative gains (losses)	$980	$1,119	$(139)

The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $314 million ($204 million, net of income tax). This was primarily due to long-term interest rates increasing in the current year but decreasing in the prior year, unfavorably impacting receive-fixed interest rate swaps and long interest rate floors. These freestanding derivatives are primarily hedging interest rate risk in long duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged. In addition, non-VA program embedded derivatives were favorably impacted by mid-term interest rates decreasing less in the current year than in the prior year on affiliated ceded reinsurance written on a coinsurance with funds withheld basis.

The favorable change in net derivative gains (losses) on VA program derivatives was $175 million ($114 million, net of income tax). This was due to a favorable change of $164 million ($107 million, net of income tax) related to market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging these risks and a net favorable change of $11 million ($7 million, net of income tax) related to the changes in the nonperformance risk adjustment on the direct, assumed, and ceded variable annuity embedded derivatives.

Generally, a higher portion of the ceded reinsurance for guaranteed minimum income benefits (“GMIBs”) is accounted for as an embedded derivative as compared to the direct guarantees since the settlement provisions of the reinsurance contracts generally meet the accounting criteria of “net settlement.” This mismatch in accounting can lead to significant volatility in earnings, even though the risks inherent in these direct guarantees are fully covered by the ceded reinsurance.

The foregoing favorable change of $164 million ($107 million, net of income tax) was primarily driven by changes in market factors. As discussed in the preceding paragraph, changes in market and other risks lead to volatility in earnings due to the mismatch in accounting on GMIBs. The primary changes in market factors are summarized as follows:

•

Long-term interest rates increased in the current year but decreased in the prior year and contributed to an unfavorable change in our ceded reinsurance assets and our freestanding derivatives and favorable changes in our direct and assumed embedded derivatives.

•

Key equity index levels improved in the current year but decreased in the prior year, and equity volatility decreased in the current year but generally increased in the prior year. These changes contributed to an unfavorable change in our ceded reinsurance assets and our freestanding derivatives and favorable changes in our direct and assumed embedded derivatives.

The favorable change in net investment gains of $117 million ($76 million, net of income tax) was primarily due to higher net gains on sales of fixed maturity and equity securities.

In addition, the current year includes a $394 million ($147 million, net of income tax) non-cash charge for goodwill impairment associated with our U.S. retail annuities business. Also, the current year includes a $527 million ($343 million, net of income tax) benefit associated with the global review of assumptions related to DAC, reserves and certain intangibles, of which $930 million ($604 million, net of income tax) was reflected in net derivative gains (losses). In connection with this benefit, a loss of $475 million ($309 million, net of income tax) was recorded in net derivative gains (losses) on direct and assumed variable annuity embedded derivatives, and a gain of $1.4 billion ($913 million, net of income tax) was recorded in net derivative gains (losses) on ceded reinsurance embedded derivatives.

Income tax expense for the year ended December 31, 2012 was $391 million, or 24% of income (loss) before provision for income tax, compared with income tax expense of $523 million, or 30% of income (loss) before provision for income tax, for the prior year. The Company’s 2012 and 2011 effective tax rates differ from the U.S. statutory rate of 35% primarily due to the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing, in relation to income (loss) before provision for income tax. In addition, as previously mentioned, the current year includes a $394 million ($147 million, net of income tax) non-cash charge for goodwill impairment. The income tax benefit associated with this charge is $247 million on the associated tax goodwill.

As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for GAAP income (loss) from continuing operations, net of income tax. Operating earnings increased $347 million, net of income tax, to $1.1 billion, net of income tax, in 2012 from $753 million, net of income tax, in 2011.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings

	Years Ended December 31,
	2012	2011
	(In millions)

Income (loss) from continuing operations, net of income tax	$1,215	$1,233
Less: Net investment gains (losses)	152	35
Less: Net derivative gains (losses)	980	1,119
Less: Goodwill impairment	(394)	—
Less: Other adjustments to net income (1)	(723)	(428)
Less: Provision for income tax (expense) benefit	100	(246)

Operating earnings	$1,100	$753

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Years Ended December 31,
	2012	2011
	(In millions)

Total revenues	$8,117	$8,520
Less: Net investment gains (losses)	152	35
Less: Net derivative gains (losses)	980	1,119
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(1)	11
Less: Other adjustments to revenues (1)	213	406

Total operating revenues	$6,773	$6,949

Total expenses	$6,511	$6,764
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	332	368
Less: Goodwill impairment	394	—
Less: Other adjustments to expenses (1)	603	477

Total operating expenses	$5,182	$5,919

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Consolidated Results – Operating

	Years Ended December 31,
	2012	2011
	(In millions)
OPERATING REVENUES
Premiums	$1,261	$1,828
Universal life and investment-type product policy fees	2,124	1,834
Net investment income	2,877	2,779
Other revenues	511	508

Total operating revenues	6,773	6,949

OPERATING EXPENSES
Policyholder benefits and claims	2,030	2,540
Interest credited to policyholder account balances	1,105	1,168
Capitalization of DAC	(872)	(1,342)
Amortization of DAC and VOBA	582	798
Interest expense on debt	68	67
Other expenses	2,269	2,688

Total operating expenses	5,182	5,919

Provision for income tax expense (benefit)	491	277

Operating earnings	$1,100	$753

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Unless otherwise stated, all amounts discussed below are net of income tax.

The $347 million increase in operating earnings was primarily driven by positive net flows in most of our businesses and favorable market conditions, which increased our policy fees and investment income.

Higher asset-based fee revenue of $162 million was primarily the result of stronger sales of variable annuities in the prior year, which increased our average separate account assets. However, this was partially offset by increases of $80 million in non-deferrable expenses and $19 million in guaranteed minimum death benefit liabilities as the strong annuity sales in the prior year also significantly increased our in-force business. Reduced annuity sales in the current period resulted in lower DAC capitalization, which was offset by a decline in deferrable expenses. Positive net cash flows from the majority of our businesses, as well as growth in the securities lending program resulted in an increase in invested assets which generated higher net investment income of $56 million. Interest credited expense increased $26 million due to business growth in our life business and our Corporate Benefit Funding segment, which was partially offset by a decrease in interest credited on deferred annuities where normal surrenders and withdrawals were greater than sales for the year resulting in negative net flows.

The improving equity market resulted in higher fee income from increased separate account balances and a decrease in variable annuity guaranteed minimum death benefit liabilities, which increased operating earnings by $62 million. As a result of the decline in interest rates, average interest credited rates on annuity fixed rate funds and corporate benefit products declined, increasing operating earnings by $38 million. Higher investment yields improved operating earnings by $8 million as a result of higher returns on real estate joint ventures and improved earnings on interest rate derivatives, partially offset by the unfavorable impact of the low interest rate environment on our securities lending program, mortgage loans and fixed maturity securities, as well as lower returns on our private equity investments.

On an annual basis, we perform experience studies as well as update our assumptions surrounding both expected policyholder behaviors and the related investment environment. These updates, commonly known as unlocking events, result in changes to certain insurance related liabilities, DAC and revenue amortization. The impact of our updates to the assumptions, primarily related to policyholder behaviors, and the related investment environment resulted in a net increase to operating earnings of $95 million over the prior year.

Although we experienced favorable mortality primarily in our variable and universal life business, this was offset by unfavorable mortality in our traditional life and income annuities businesses, as well as in our Corporate Benefit Funding segment. DAC amortization decreased due to the improved equity markets in the current year as opposed to accelerated amortization in 2011 due to less favorable investment markets, partially offset by an increase due to growth in the business, resulting in a $27 million increase in operating earnings.

In June 2012, the Company distributed all of the issued and outstanding shares of common stock of its wholly-owned subsidiary, MetLife Europe, to its stockholders as an in-kind dividend. The impact of a full year of results in 2011 as compared to a partial year in 2012 was a $28 million increase in operating earnings.

In the prior year, the Company incurred $11 million of expenses related to the liquidation plan filed by the Department of Financial Services for Executive Life Insurance Company of New York.

The Company benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rates differ from the U.S. statutory rate of 35%. In 2012, we had a smaller benefit, primarily from higher utilization of tax preferenced investments in 2011, which decreased operating earnings by $18 million.

Effects of Inflation

Management believes that inflation has not had a material effect on the Company’s consolidated results of operations, except insofar as inflation may affect interest rates.

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

Off-Balance Sheet Arrangements

Collateral for Securities Lending and Derivatives

We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. We have non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or repledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $51 million and $137 million at estimated fair value at December 31, 2012 and 2011, respectively. See “Securities Lending Program” in Note 1 of the Notes to the Consolidated Financial Statements for discussion of our securities lending program and the classification of revenues and expenses and the nature of the secured financing arrangement and associated liability.

We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or repledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $689 million and $315 million at December 31, 2012 and 2011, respectively. See “— Liquidity and Capital Resources — Liquidity Management — Derivatives and Collateral” and “Derivatives” in Note 8 of the Notes to the Consolidated Financial Statements for information on the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.

Guarantees

See “Guarantees” in Note 15 of the Notes to the Consolidated Financial Statements.

Other

Additionally, we have the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: commitments to fund partnership investments; mortgage loan commitments; commitments to fund bank credit facilities and private corporate bond investments.

See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 7 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “Fixed Maturity and Equity Securities AFS” and “Mortgage Loans” in Note 7 of the Notes to the Consolidated Financial Statements and “Real Estate Joint Ventures and Other Limited Partnership Interests” in Note 9 of the Notes to the Consolidated Financial Statements for information on our investments in fixed maturity securities, mortgage loans and partnership investments.

Other than the commitments disclosed in Note 15 of the Notes to the Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund partnership investments, mortgage loans, bank credit facilities and private corporate bond investments.

In addition, see “Primary Risks Managed by Derivatives” in Note 8 of the Notes to the Consolidated Financial Statements for further information on interest rate lock commitments.

Liquidity and Capital Resources

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. The global markets and economy continue to experience significant volatility that may affect our financing costs and market interest for our debt. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “Risk Factors — Economic Environment and Capital Markets-Related Risks — Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Our Access to Capital and Our Cost of Capital” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary From Period to Period.”

Liquidity Management

Based upon the strength of our franchise, diversification of our businesses, strong financial fundamentals and the substantial funding sources available to us as described herein, we continue to believe we have access to ample liquidity to meet business requirements under current market conditions and unlikely but reasonably possible stress scenarios.

Short-term Liquidity. At December 31, 2012 and 2011, the Company’s short-term liquidity position was $1.6 billion and $1.2 billion, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding: (i) cash collateral received under our securities lending program, and (ii) cash collateral received from counterparties in connection with derivatives. We continuously monitor and adjust our liquidity and capital plans for the Company in light of changing needs and opportunities.

Funding Agreements, Reported in Policyholder Account Balances. We had total obligations under funding agreements with various counterparties of $6.7 billion and $6.1 billion at December 31, 2012 and 2011, respectively. During the years ended December 31, 2012, 2011 and 2010, we issued $10.4 billion, $12.9 billion and $19.3 billion, respectively, and repaid $9.6 billion, $13.5 billion and $18.8 billion, respectively, of funding agreements. See Note 4 of the Notes to the Consolidated Financial Statements.

Insurance Liabilities. Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retail segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the years ended December 31, 2012 and 2011, general account surrenders and withdrawals from annuity products were $2.3 billion and $1.9 billion, respectively. In the Corporate Benefit Funding segment, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements (including funding agreements with the Federal Home Loan Bank of Boston) and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals.

Derivatives and Collateral. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2012 and 2011, we were obligated to return cash collateral under our control of $897 million and $1.6 billion, respectively. See Note 8 of the Notes to the Consolidated Financial Statements. With respect to derivatives with credit ratings downgrade triggers, a two-notch downgrade would have increased our derivative collateral requirements by $16 million at December 31, 2012.

Securities Lending. We participate in a securities lending program whereby blocks of securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $7.5 billion and $6.5 billion at December 31, 2012 and 2011, respectively. For further details on the securities lending program and the related liquidity needs, see Note 7 of the Notes to the Consolidated Financial Statements.

Investment and Other. Additional cash outflows include those related to investments in real estate, limited partnerships and joint ventures, as well as litigation related liabilities.

Support Agreement. MetLife Insurance Company of Connecticut is a party to a net worth maintenance agreement with its indirect subsidiary, MetLife Assurance Limited (“MAL”), a U.K. company. Under this agreement, MetLife Insurance Company of Connecticut has agreed to cause MAL to meet specific capital and surplus levels. We anticipate that in the event that this arrangement places demands upon the Company, there will be sufficient liquidity and capital to enable the Company to meet anticipated demands.

Adoption of New Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements.

Future Adoption of New Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements.

Non-GAAP and Other Financial Disclosures

Operating earnings is defined as operating revenues less operating expenses, both net of income tax.

Operating revenues excludes net investment gains (losses) and net derivative gains (losses). Operating expenses excludes goodwill impairments.

The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•

Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”); and

•

Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes certain amounts related to contractholder-directed unit-linked investments, and (iv) excludes certain amounts related to securitization entities that are variable interest entities (“VIEs”) consolidated under GAAP.

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

We believe the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. Operating revenues, operating expenses and operating earnings should not be viewed as substitutes for the following financial measures calculated in accordance with GAAP: GAAP revenues, GAAP expenses, and GAAP income (loss) from continuing operations, net of income tax, respectively. Reconciliations of these measures to the most directly comparable GAAP measures are included in “— Results of Operations.”

In this discussion, we sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Risk Management

We actively manage, measure and monitor the market risk associated with our assets and liabilities. We have developed an integrated process for managing risk, which we conduct through MetLife’s Global Risk Management Department, MetLife’s ALM Unit, MetLife’s Treasury Department and MetLife’s Investments Department along with the management of our business segments. We have established and implemented comprehensive policies and procedures at both the corporate and business segment level to minimize the effects of potential market volatility.

We regularly analyze our exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets.

Global Risk Management. MetLife has established several financial and non-financial senior management committees as part of MetLife’s risk management process. These committees manage capital and risk positions, approve ALM strategies and establish appropriate corporate business standards. Further enhancing its committee structure, during 2010, MetLife created an Enterprise Risk Committee. The Enterprise Risk Committee is comprised of members of senior management, including MetLife’s Chief Financial Officer, Chief Risk Officer and Chief Investment Officer. This committee is responsible for reviewing all material risks to the enterprise and deciding on actions if necessary, in the event risks exceed desirable targets, taking into consideration best practices and the current environment to resolve or mitigate those risks.

MetLife also has a separate Global Risk Management Department, which is responsible for risk management throughout MetLife and reports to MetLife’s Chief Risk Officer, who reports to MetLife’s Chief Executive Officer. MetLife’s Global Risk Management Department’s primary responsibilities consist of:

•	implementing a corporate risk framework, which outlines MetLife’s approach for managing risk on an enterprise-wide basis;

•	developing policies and procedures for managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	establishing appropriate corporate risk tolerance levels;

•	deploying capital on an economic capital basis; and

•

reporting on a periodic basis to the Finance and Risk Committee of MetLife’s Board of Directors; with respect to credit risk, reporting to the Investment Committee of MetLife’s Board of Directors; and reporting on various aspects of risk to financial and non-financial senior management committees.

Asset/Liability Management. We actively manage our assets using an approach that balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The ALM process is the shared responsibility of the ALM Unit, Global Risk Management, the Portfolio Management Unit, and the senior members of MetLife’s business segments and is governed by the ALM Committees. The ALM Committees’ duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the ALM process on a periodic basis. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage by product type. In addition, an ALM Steering Committee oversees the activities of the underlying ALM Committees.

MetLife establishes target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund our liabilities within acceptable levels of risk. These strategies are monitored through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality by the ALM Working Groups.

Market Risk Exposures

We have exposure to market risk through our insurance operations and investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates, foreign currency exchange rates and equity markets.

Interest Rates. Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities, as well as our interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed and asset-backed securities, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, PABs related to certain investment type contracts, and net embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. We employ product design, pricing and ALM strategies to reduce the potential effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset crediting rates for certain products. ALM strategies include the use of derivatives and duration mismatch limits. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.”

Foreign Currency Exchange Rates. Our exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans and certain liabilities, as well as through our investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and liabilities are the Euro and the British pound. Through our investments in a foreign subsidiary and a joint venture, we are primarily exposed to the British pound. Selectively, we use U.S. dollar assets to support certain long duration foreign currency liabilities. We have matched much of our foreign currency liabilities in our foreign subsidiary with its respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. See “Risk Factors — Risks Related to Our Business — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability.”

Equity Market. We have exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as net embedded derivatives on variable annuities with guaranteed minimum benefits, certain PABs, along with investments in equity securities. We manage this risk on an integrated basis with other risks through our ALM strategies including the dynamic hedging of certain variable annuity guarantee benefits, as well as reinsurance, in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. We also manage equity market risk exposure in our investment portfolio through the use of derivatives. Equity exposures associated with other limited partnership interests are excluded from this section as they are not considered financial instruments under GAAP.

Management of Market Risk Exposures

We use a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivatives.

Interest Rate Risk Management. To manage interest rate risk, we analyze interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivatives. These projections involve evaluating the potential gain or loss on most of our in-force business under various increasing and decreasing interest rate environments. The Connecticut State Insurance Department regulations require that we perform some of these analyses annually as part of our review of the sufficiency of our regulatory reserves. For several of our legal entities, we maintain segmented operating and surplus asset portfolios for the purpose of ALM and the allocation of investment income to product lines. For each segment, invested assets greater than or equal to the GAAP liabilities and any non-invested assets allocated to the segment are maintained, with any excess swept to Corporate & Other. The business segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. We measure relative sensitivities of the value of our assets and liabilities to changes in key assumptions utilizing internal models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage loan prepayments and defaults.

Common industry metrics, such as duration and convexity, are also used to measure the relative sensitivity of assets and liability values to changes in interest rates. In computing the duration of liabilities, consideration is given to all policyholder guarantees and to how we intend to set indeterminate policy elements such as interest credits or dividends. Each asset portfolio has a duration target based on the liability duration and the investment objectives of that portfolio. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement and group products, we may support such liabilities with equity investments, derivatives or interest rate curve mismatch strategies.

Foreign Currency Exchange Rate Risk Management. Foreign currency exchange rate risk is assumed primarily in three ways: investments in foreign subsidiaries, purchases of foreign currency denominated investments and the sale of certain insurance products.

•

The Foreign Exchange Committee, in coordination with the Treasury Department, is responsible for managing the exposure to investments in foreign subsidiaries. Limits to exposures are established and monitored by the Treasury Department and managed by the Investments Department.

•

The Investments Department is responsible for managing the exposure to foreign currency denominated investments. Exposure limits to unhedged foreign currency investments are incorporated into the standing authorizations granted to management by MetLife’s Board of Directors and are reported to MetLife’s Board of Directors on a periodic basis.

•	Management of each of the Company’s segments is responsible for establishing limits and managing any foreign currency exchange rate exposure caused by the sale or issuance of insurance products.

We use foreign currency swaps and forwards to mitigate the liability exposure, risk of loss and the volatility of net income associated with its investments in foreign subsidiaries, foreign currency denominated fixed income investments and the sale of certain insurance products.

Equity Market Risk Management. Equity market risk exposure through the issuance of variable annuities is managed by the ALM Unit in partnership with the Investments Department. Equity market risk is realized through its investment in equity securities and is managed by the Investments Department. We use derivatives to mitigate our equity exposure both in certain liability guarantees such as variable annuities with guaranteed minimum benefits and equity securities. These derivatives include exchange-traded equity futures, equity index options contracts and equity variance swaps. We also employ reinsurance to manage these exposures.

Hedging Activities. We use derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency exchange rate risk, and equity market risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and Statutory capital. The construction of our derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. Our use of derivatives by major hedge programs is as follows:

•

Risks Related to Living Guarantee Benefits — We use a wide range of derivative contracts to hedge the risk associated with variable annuity living guarantee benefits. These hedges include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options and interest rate option contracts and equity variance swaps.

•

Minimum Interest Rate Guarantees — For certain liability contracts, we provide the contractholder a guaranteed minimum interest rate. These contracts include certain fixed annuities and other insurance liabilities. We purchase interest rate floors to reduce risk associated with these liability guarantees.

•

Reinvestment Risk in Long Duration Liability Contracts — Derivatives are used to hedge interest rate risk related to certain long duration liability contracts such as deferred annuities. Hedges include zero coupon interest rate swaps and swaptions.

•

Foreign Currency Exchange Rate Risk — We use currency swaps and forwards to hedge foreign currency exchange rate risk. These hedges primarily swap foreign currency denominated bonds, investments in foreign subsidiaries or equity market exposures to U.S. dollars.

•

General ALM Hedging Strategies — In the ordinary course of managing our asset/liability risks, we use interest rate futures, interest rate swaps, interest rate caps, interest rate floors and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.

Risk Measurement: Sensitivity Analysis

We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, we use market rates at December 31, 2012. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, equity market and foreign currency exchange rate) relating to our assets and liabilities. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

•	the net present values of our interest rate sensitive exposures resulting from a 10% change (increase or decrease) in interest rates;

•	the U.S. dollar equivalent estimated fair values of our foreign currency exposures due to a 10% change (increase or decrease) in foreign currency exchange rates; and

•	the estimated fair value of our equity positions due to a 10% change (increase or decrease) in equity market prices.

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that our actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgage loans;

•	for the derivatives that qualify as hedges, the impact on reported earnings may be materially different from the change in market values;

•	the analysis excludes liabilities pursuant to insurance contracts and real estate holdings; and

•	the model assumes that the composition of assets and liabilities remains unchanged throughout the period.

Accordingly, we use such models as tools and not as substitutes for the experience and judgment of our management. Based on our analysis of the impact of a 10% change (increase or decrease) in market rates and prices, we have determined that such a change could have a material adverse effect on the estimated fair value of certain assets and liabilities from interest rate, foreign currency exchange rate and equity market exposures.

The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at December 31, 2012:

December 31, 2012
(In millions)

Interest rate risk	$1,403
Foreign currency exchange rate risk	$447
Equity market risk	$235

Sensitivity Analysis: Interest Rates. The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments at December 31, 2012 by type of asset or liability:

	December 31, 2012
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets:
Fixed maturity securities		$50,968	$(772)
Equity securities		$317	—
FVO securities		$9	—
Mortgage loans, net		$7,009	(31)
Policy loans		$1,311	(4)
Short-term investments		$2,576	—
Other invested assets		$548	—
Cash and cash equivalents		$895	—
Accrued investment income		$575	—
Premiums, reinsurance and other receivables		$7,000	(287)
Net embedded derivatives within asset host contracts (2)		$3,551	(327)

Total Assets			$(1,421)

Liabilities: (3)
Policyholder account balances		$24,520	$120
Long-term debt		$1,076	22
Payables for collateral under securities loaned and other transactions		$8,399	—
Other liabilities		$237	—
Net embedded derivatives within liability host contracts (2)		$1,261	247

Total Liabilities			$389

Commitments:
Mortgage loan commitments	$181	$1	$—
Commitments to fund bank credit facilities and private corporate bond investments	$144	$6	—

Total Commitments			$—

Derivative Instruments:
Interest rate swaps	$18,065	$859	$(288)
Interest rate floors	$15,136	$44	(5)
Interest rate caps	$9,031	$11	3
Interest rate futures	$2,771	$(7)	(39)
Interest rate forwards	$410	$81	(27)
Foreign currency swaps	$1,457	$13	(4)
Foreign currency forwards	$139	$(4)	—
Credit default swaps	$2,618	$20	—
Equity futures	$1,075	$(27)	—
Equity options	$2,845	$468	(11)
Variance swaps	$2,346	$(51)	—
Total rate of return swaps	$300	$(7)	—

Total Derivative Instruments			$(371)

Net Change			$(1,403)

(1)

Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the holder of the separate account. Mortgage loans and long-term debt exclude $2.7 billion and $2.6 billion, respectively, related to consolidated securitization entities (“CSEs”). See Note 7 of the Notes to the Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)

Excludes $30.7 billion of liabilities at carrying value pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the yield curve.

Interest rate risk has increased by $172 million, or 14% to $1.4 billion at December 31, 2012 from $1.2 billion at December 31, 2011. The increase in risk is primarily due to an increase in fixed maturity securities of $75 million, a net impact of $52 million related to PABs, net embedded derivatives within asset and liability host contracts and premiums, reinsurance and other receivables and the impact of derivatives of $43 million.

Sensitivity Analysis: Foreign Currency Exchange Rates. The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in foreign currency exchange rates at December 31, 2012 by type of asset or liability:

	December 31, 2012
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Foreign Exchange Rate
	(In millions)
Assets:
Fixed maturity securities		$50,968	$(572)
Equity securities		$317	(1)
Mortgage loans, net		$7,009	(8)

Total Assets			$(581)

Liabilities: (2)
Policyholder account balances		$24,520	$36

Total Liabilities			$36

Derivative Instruments:
Interest rate swaps	$18,065	$859	$(10)
Interest rate floors	$15,136	$44	—
Interest rate caps	$9,031	$11	—
Interest rate futures	$2,771	$(7)	—
Interest rate forwards	$410	$81	—
Foreign currency swaps	$1,457	$13	96
Foreign currency forwards	$139	$(4)	14
Credit default swaps	$2,618	$20	—
Equity futures	$1,075	$(27)	—
Equity options	$2,845	$468	(2)
Variance swaps	$2,346	$(51)	—
Total rate of return swaps	$300	$(7)	—

Total Derivative Instruments			$98

Net Change			$(447)

(1)

Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the holder of the separate account. Mortgage loans exclude $2.7 billion related to CSEs. See Note 7 of the Notes to the Consolidated Financial Statements for information regarding CSEs.

(2)

Excludes $30.7 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the foreign currency exchange rates.

Foreign currency exchange rate risk increased by $440 million to $447 million at December 31, 2012, from $7 million at December 31, 2011. This change was due to an increase in fixed maturity securities, mortgage loans and PABs of $534 million. This was offset by the impact of derivatives of $94 million.

Sensitivity Analysis: Equity Market Prices. The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in equity at December 31, 2012 by type of asset or liability:

	December 31, 2012
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets:
Equity securities		$317	$17
Net embedded derivatives within asset host contracts (2)		$3,551	(417)

Total Assets			$(400)

Liabilities:
Policyholder account balances		$24,520	$—
Net embedded derivatives within liability host contracts (2)		$1,261	341

Total Liabilities			$341

Derivative Instruments:
Interest rate swaps	$18,065	$859	$—
Interest rate floors	$15,136	$44	—
Interest rate caps	$9,031	$11	—
Interest rate futures	$2,771	$(7)	—
Interest rate forwards	$410	$81	—
Foreign currency swaps	$1,457	$13	—
Foreign currency forwards	$139	$(4)	—
Credit default swaps	$2,618	$20	—
Equity futures	$1,075	$(27)	(107)
Equity options	$2,845	$468	(42)
Variance swaps	$2,346	$(51)	4
Total rate of return swaps	$300	$(7)	(31)

Total Derivative Instruments			$(176)

Net Change			$(235)

(1)

Does not necessarily represent those financial instruments solely subject to equity price risk. Additionally, separate account assets and liabilities, which are equity market sensitive, are not included herein as any equity market risk is borne by the holder of the separate account.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

Equity price risk increased by $107 million to $235 million at December 31, 2012 from $128 million at December 31, 2011. The increase in equity price risk was primarily attributed to changes in net embedded derivatives of $76 million and the impact of equity market derivatives to hedge our equity exposures of $33 million.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MetLife Insurance Company of Connecticut:

We have audited the accompanying consolidated balance sheets of MetLife Insurance Company of Connecticut and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetLife Insurance Company of Connecticut and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

New York, New York

March 22, 2013

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Balance Sheets

December 31, 2012 and 2011

(In millions, except share and per share data)

	2012	2011
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $46,005 and $44,215, respectively)	$50,968	$47,781
Equity securities available-for-sale, at estimated fair value (cost: $311 and $295, respectively)	317	252
Fair value option securities, at estimated fair value	9	3,665
Mortgage loans (net of valuation allowances of $35 and $61, respectively; includes $2,666 and $3,138, respectively, at estimated fair value, relating to variable interest entities)	9,157	9,800
Policy loans	1,216	1,203
Real estate and real estate joint ventures	708	503
Other limited partnership interests	1,848	1,696
Short-term investments, principally at estimated fair value	2,576	2,578
Other invested assets, principally at estimated fair value	2,961	3,354

Total investments	69,760	70,832
Cash and cash equivalents, principally at estimated fair value	895	745
Accrued investment income (includes $13 and $14, respectively, relating to variable interest entities)	575	568
Premiums, reinsurance and other receivables	22,143	20,223
Deferred policy acquisition costs and value of business acquired	3,793	4,188
Current income tax recoverable	135	140
Goodwill	559	953
Other assets	822	856
Separate account assets	86,114	72,559

Total assets	$184,796	$171,064

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$27,585	$25,483
Policyholder account balances	36,976	42,075
Other policy-related balances	3,138	2,989
Payables for collateral under securities loaned and other transactions	8,399	8,079
Long-term debt (includes $2,559 and $3,065, respectively, at estimated fair value, relating to variable interest entities)	3,350	3,857
Deferred income tax liability	1,938	935
Other liabilities (includes $13 and $14, respectively, relating to variable interest entities)	6,547	5,384
Separate account liabilities	86,114	72,559

Total liabilities	174,047	161,361

Contingencies, Commitments and Guarantees (Note 15)
Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at December 31, 2012 and 2011	86	86
Additional paid-in capital	6,718	6,673
Retained earnings	1,545	1,173
Accumulated other comprehensive income (loss)	2,400	1,771

Total stockholders’ equity	10,749	9,703

Total liabilities and stockholders’ equity	$184,796	$171,064

See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Operations

For the Years Ended December 31, 2012, 2011 and 2010

(In millions)

	2012	2011	2010
Revenues
Premiums	$1,261	$1,828	$1,067
Universal life and investment-type product policy fees	2,261	1,956	1,639
Net investment income	2,952	3,074	3,153
Other revenues	511	508	503
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(52)	(42)	(103)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	3	(5)	53
Other net investment gains (losses)	201	82	200

Total net investment gains (losses)	152	35	150
Net derivative gains (losses)	980	1,119	58

Total revenues	8,117	8,520	6,570

Expenses
Policyholder benefits and claims	2,395	2,660	1,905
Interest credited to policyholder account balances	1,147	1,189	1,271
Goodwill impairment	394	—	—
Other expenses	2,575	2,915	2,372

Total expenses	6,511	6,764	5,548

Income (loss) from continuing operations before provision for income tax	1,606	1,756	1,022
Provision for income tax expense (benefit)	391	523	303

Income (loss) from continuing operations, net of income tax	1,215	1,233	719
Income (loss) from discontinued operations, net of income tax	8	—	—

Net income (loss)	$1,223	$1,233	$719

See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2012, 2011 and 2010

(In millions)

	2012	2011	2010

Net income (loss)	$1,223	$1,233	$719
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	850	2,074	1,619
Unrealized gains (losses) on derivatives	4	347	(107)
Foreign currency translation adjustments	88	(16)	(17)

Other comprehensive income (loss), before income tax	942	2,405	1,495
Income tax (expense) benefit related to items of other comprehensive income (loss)	(313)	(851)	(523)

Other comprehensive income (loss), net of income tax	629	1,554	972

Comprehensive income (loss) excluding cumulative effect of change in accounting principle	1,852	2,787	1,691
Cumulative effect of change in accounting principle, net of income tax	—	—	34

Comprehensive income (loss)	$1,852	$2,787	$1,725

See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2012, 2011 and 2010

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Total Stockholders’ Equity
Balance at December 31, 2009	$86	$6,719	$102	$(597)	$(83)	$(109)	$6,118
Cumulative effect of change in accounting principle, net of income tax (Note 1)			(34)	23	11		—

Balance at January 1, 2010	86	6,719	68	(574)	(72)	(109)	6,118
Dividend paid to MetLife			(330)				(330)
Net income (loss)			719				719
Other comprehensive income (loss), net of income tax				967	21	(16)	972

Balance at December 31, 2010	86	6,719	457	393	(51)	(125)	7,479
Dividend paid to MetLife			(517)				(517)
Capital contribution		1					1
Return of capital (Note 12)		(47)					(47)
Net income (loss)			1,233				1,233
Other comprehensive income (loss), net of income tax				1,591	(23)	(14)	1,554

Balance at December 31, 2011	86	6,673	1,173	1,984	(74)	(139)	9,703
Dividend of subsidiary (Note 3)			(347)				(347)
Dividend paid to MetLife			(504)				(504)
Capital contribution		45					45
Net income (loss)			1,223				1,223
Other comprehensive income (loss), net of income tax (1)				503	36	90	629

Balance at December 31, 2012	$86	$6,718	$1,545	$2,487	$(38)	$(49)	$10,749

(1)	Includes amounts related to dividend of subsidiary. See Notes 3 and 12.

See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

(In millions)

	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$1,223	$1,233	$719
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	31	37	41
Amortization of premiums and accretion of discounts associated with investments, net	(168)	(152)	(259)
(Gains) losses on investments and derivatives and from sales of businesses, net	(1,020)	(1,183)	(300)
(Income) loss from equity method investments, net of dividends or distributions	(42)	(23)	(39)
Interest credited to policyholder account balances	1,147	1,189	1,271
Universal life and investment-type product policy fees	(2,261)	(1,956)	(1,639)
Goodwill impairment	394	—	—
Change in fair value option securities	(602)	(1,483)	(1,199)
Change in accrued investment income	66	51	31
Change in premiums, reinsurance and other receivables	(1,229)	(1,288)	(3,284)
Change in deferred policy acquisition costs and value of business acquired, net	69	(187)	(87)
Change in income tax	649	567	191
Change in other assets	1,503	1,386	1,041
Change in insurance-related liabilities and policy-related balances	1,865	2,307	1,952
Change in other liabilities	804	406	2,072
Other, net	53	30	3

Net cash provided by operating activities	2,482	934	514

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	14,394	17,348	17,748
Equity securities	50	168	131
Mortgage loans	1,447	993	964
Real estate and real estate joint ventures	72	26	18
Other limited partnership interests	223	256	123
Purchases of:
Fixed maturity securities	(15,706)	(17,439)	(19,342)
Equity securities	(58)	(27)	(39)
Mortgage loans	(807)	(1,357)	(1,468)
Real estate and real estate joint ventures	(225)	(72)	(117)
Other limited partnership interests	(341)	(378)	(363)
Cash received in connection with freestanding derivatives	414	397	97
Cash paid in connection with freestanding derivatives	(335)	(478)	(155)
Dividend of subsidiary	(53)	—	—
Issuances of loans to affiliates	—	(430)	—
Net change in policy loans	(13)	(13)	(1)
Net change in short-term investments	(155)	(1,347)	554
Net change in other invested assets	(54)	(12)	(190)
Other, net	—	1	—

Net cash used in investing activities	(1,147)	(2,364)	(2,040)

Cash flows from financing activities
Policyholder account balances:
Deposits	14,785	20,496	24,910
Withdrawals	(15,493)	(19,404)	(23,700)
Net change in payables for collateral under securities loaned and other transactions	320	(24)	934
Long-term debt repaid	(482)	(385)	(878)
Financing element on certain derivative instruments	180	129	(44)
Return of capital	—	(47)	—
Dividends on common stock	(504)	(517)	(330)

Net cash (used in) provided by financing activities	(1,194)	248	892

Effect of change in foreign currency exchange rates on cash and cash equivalents balances	9	(1)	(12)

Change in cash and cash equivalents	150	(1,183)	(646)
Cash and cash equivalents, beginning of year	745	1,928	2,574

Cash and cash equivalents, end of year	$895	$745	$1,928

See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Cash Flows — (Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(In millions)

	2012	2011	2010
Supplemental disclosures of cash flow information:
Net cash paid (received) for:
Interest	$232	$406	$479

Income tax	$(226)	$(47)	$122

Non-cash transactions:
Disposal of subsidiary: (1)
Assets disposed	$4,857	$—	$—
Liabilities disposed	(4,567)	—	—

Net assets disposed	290	—	—
Cash disposed	(53)	—	—
Dividend of interests in subsidiary	(237)	—	—

(Gain) loss on dividend of interests in subsidiary	$—	$—	$—

Capital contribution from MetLife, Inc.	$45	$—	$—

Real estate and real estate joint ventures acquired in satisfaction of debt	$50	$5	$28

Long-term debt issued in exchange for certain other invested assets	$—	$—	$45

(1) See Note 3.

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

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from estimates.

Consolidation

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

Discontinued Operations

The results of operations of a component of the Company that has either been disposed of or is classified as held-for-sale are reported in discontinued operations if certain criteria are met. In order to qualify for a discontinued operation, the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the Company, and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction.

Separate Accounts

Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. The Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if:

•	such separate accounts are legally recognized;

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

•	assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities;
•	investments are directed by the contractholder; and
•	all investment performance, net of contract fees and assessments, is passed through to the contractholder.

The Company reports separate account assets at their fair value, which is based on the estimated fair values of the underlying assets comprising the individual separate account portfolios. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the consolidated statements of operations. Separate accounts credited with a contractual investment return are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses and the accounting for these investments is consistent with the methodologies described herein for similar financial instruments held within the general account. Unit-linked separate account investments that are directed by contractholders but do not meet one or more of the other above criteria are included in fair value option (“FVO”) securities.

The Company’s revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Such fees are included in universal life and investment-type product policy fees in the consolidated statements of operations.

Reclassifications

Certain amounts in the prior years’ consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year presentation as discussed throughout the Notes to the Consolidated Financial Statements.

Summary of Significant Accounting Policies

The following are the Company’s significant accounting policies with references to notes providing additional information on such policies and critical accounting estimates relating to such policies.

Accounting Policy	Note
Insurance	4
Deferred Policy Acquisition Costs, Value of Business Acquired and Other Policy-Related Intangibles	5
Reinsurance	6
Investments	7
Derivatives	8
Fair Value	9
Goodwill	10
Income Tax	14
Litigation Contingencies	15

Insurance

Future Policy Benefit Liabilities and Policyholder Account Balances

The Company establishes liabilities for amounts payable under insurance policies. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

expected benefits to be paid reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a block of business basis. For long duration insurance contracts, assumptions such as mortality, morbidity and interest rates are “locked in” upon the issuance of new business. However, significant adverse changes in experience on such contracts may require the establishment of premium deficiency reserves. Such reserves are determined based on the then current assumptions and do not include a provision for adverse deviation.

Liabilities for universal and variable life secondary guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary guarantee liabilities are consistent with those used for amortizing deferred policy acquisition costs (“DAC”), and are thus subject to the same variability and risk as further discussed herein. The assumptions of investment performance and volatility for variable products are consistent with historical experience of appropriate underlying equity indices, such as the Standard & Poor’s Ratings Services (“S&P”) 500 Index. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

The Company regularly reviews its estimates of liabilities for future policy benefits and compares them with its actual experience. Differences result in changes to the liability balances with related charges or credits to benefit expenses in the period in which the changes occur.

Policyholder account balances (“PABs”) relate to contract or contract features where the Company has no significant insurance risk.

The Company issues directly and assumes through reinsurance, certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. These guarantees are accounted for as insurance liabilities or as embedded derivatives depending on how and when the benefit is paid. Specifically, a guarantee is accounted for as an embedded derivative if a guarantee is paid without requiring (i) the occurrence of specific insurable event, or (ii) the policyholder to annuitize. Alternatively, a guarantee is accounted for as an insurance liability if the guarantee is paid only upon either (i) the occurrence of a specific insurable event, or (ii) annuitization. In certain cases, a guarantee may have elements of both an insurance liability and an embedded derivative and in such cases the guarantee is split and accounted for under both models.

Guarantees accounted for as insurance liabilities in future policy benefits include guaranteed minimum death benefits (“GMDBs”), the portion of guaranteed minimum income benefits (“GMIBs”) that require annuitization, and the life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”).

Guarantees accounted for as embedded derivatives in PABs include the non life-contingent portion of GMWBs, guaranteed minimum accumulation benefits (“GMABs”) and the portion of GMIBs that do not require annuitization. At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Other Policy-Related Balances

Other policy-related balances include policy and contract claims, unearned revenue liabilities, premiums received in advance, policyholder dividends due and unpaid and policyholder dividends left on deposit.

The liability for policy and contract claims generally relates to incurred but not reported death, disability, and long-term care (“LTC”) claims, as well as claims which have been reported but not yet settled. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of incurred but not reported claims principally from analyses of historical patterns of claims by business line. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.

The unearned revenue liability relates to universal life-type and investment-type products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and amortized using the product’s estimated gross profits, similar to DAC as discussed further herein. Such amortization is recorded in universal life and investment-type product policy fees.

The Company accounts for the prepayment of premiums on its individual life, group life and health contracts as premium received in advance and applies the cash received to premiums when due.

Recognition of Insurance Revenues and Deposits

Premiums related to traditional life and annuity policies with life contingencies are recognized as revenues when due from policyholders. Policyholder benefits and expenses are provided to recognize profits over the estimated lives of the insurance policies. When premiums are due over a significantly shorter period than the period over which benefits are provided, any excess profit is deferred and recognized into earnings in a constant relationship to insurance in-force or, for annuities, the amount of expected future policy benefit payments.

Premiums related to non-medical health and disability contracts are recognized on a pro rata basis over the applicable contract term.

Deposits related to universal life-type and investment-type products are credited to PABs. Revenues from such contracts consist of fees for mortality, policy administration and surrender charges and are recorded in universal life and investment-type product policy fees in the period in which services are provided. Amounts that are charged to earnings include interest credited and benefit claims incurred in excess of related PABs.

Premiums, policy fees, policyholder benefits and expenses are presented net of reinsurance.

Deferred Policy Acquisition Costs, Value of Business Acquired and Other Policy-Related Intangibles

The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition or renewal of insurance contracts are capitalized as DAC. Such costs include:

•	incremental direct costs of contract acquisition, such as commissions;

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

•

the portion of an employee’s total compensation and benefits related to time spent selling, underwriting or processing the issuance of new and renewal insurance business only with respect to actual policies acquired or renewed; and

•	other essential direct costs that would not have been incurred had a policy not been acquired or renewed.

All other acquisition-related costs, including those related to general advertising and solicitation, market research, agent training, product development, unsuccessful sales and underwriting efforts, as well as all indirect costs, are expensed as incurred.

Value of business acquired (“VOBA”) is an intangible asset resulting from a business combination that represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections.

DAC and VOBA are amortized as follows:

Products:	In proportion to the following over estimated lives of the contracts:
— Non-participating and non-dividend-paying traditional contracts (primarily term insurance)	Historic actual and expected future gross premiums.
— Participating, dividend-paying traditional contracts	Actual and expected future gross margins.
— Fixed and variable universal life contracts	Actual and expected future gross profits.
— Fixed and variable deferred annuity contracts

See Note 5 for additional information on DAC and VOBA amortization.

The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the consolidated financial statements for reporting purposes.

The Company generally has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of sales inducements is included in policyholder benefits and claims. Each year, or more frequently if circumstances indicate a potential recoverability issue exists, the Company reviews deferred sales inducements to determine the recoverability of the asset.

Value of distribution agreements acquired (“VODA”) is reported in other assets and represents the present value of expected future profits associated with the expected future business derived from the distribution agreements acquired as part of a business combination. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. The VODA

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

and VOCRA associated with past business combinations are amortized over useful lives ranging from 10 to 30 years and such amortization is included in other expenses. Each year, or more frequently if circumstances indicate a possible impairment exists, the Company reviews VODA and VOCRA to determine whether the asset is impaired.

Reinsurance

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

Amounts currently recoverable under reinsurance agreements are included in premiums, reinsurance and other receivables and amounts currently payable are included in other liabilities. Assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance.

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

Premiums, fees and policyholder benefits and claims include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues. With respect to GMIBs, a portion of the directly written GMIBs are accounted for as insurance liabilities, but the associated reinsurance agreements contain embedded derivatives. These embedded derivatives are included in premiums, reinsurance and other receivables with changes in estimated fair value reported in net derivative gains (losses).

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

Investments

Net Investment Income

Income on investments is reported within net investment income, unless otherwise stated herein.

Fixed Maturity and Equity Securities

The majority of the Company’s fixed maturity and equity securities are classified as available-for-sale (“AFS”) and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income (loss) (“OCI”), net of policyholder-related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Investment gains and losses on sales are determined on a specific identification basis.

Interest income on fixed maturity securities is recognized when earned using an effective yield method giving effect to amortization of premiums and accretion of discounts. Prepayment fees are recognized when earned. Dividends on equity securities are recognized when declared.

The Company periodically evaluates fixed maturity and equity securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value and an analysis of the gross unrealized losses by severity and/or age. The analysis of gross unrealized losses is described further in Note 7 “— Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities.”

For fixed maturity securities in an unrealized loss position, an other-than-temporary impairment (“OTTI”) is recognized in earnings when it is anticipated that the amortized cost will not be recovered. When either: (i) the Company has the intent to sell the security; or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the OTTI recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exist, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than-credit factors (“noncredit loss”) is recorded in OCI. Adjustments are not made for subsequent recoveries in value.

With respect to equity securities, the Company considers in its OTTI analysis its intent and ability to hold a particular equity security for a period of time sufficient to allow for the recovery of its estimated fair value to an amount equal to or greater than cost. If a sale decision is made for an equity security and recovery to an amount at least equal to cost prior to the sale is not expected, the security will be deemed to be other-than-temporarily impaired in the period that the sale decision was made and an OTTI loss will be recorded in earnings. The OTTI loss recognized is the entire difference between the security’s cost and its estimated fair value with a corresponding charge to earnings.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Fair Value Option Securities

FVO securities are stated at estimated fair value and include investments for which the FVO has been elected (“FVO Securities”). FVO Securities include:

•	fixed maturity securities held-for-investment by the general account to support asset and liability matching strategies for certain insurance products; and
•

contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate account summary total assets and liabilities. These investments are primarily mutual funds. The investment returns on these investments inure to contractholders and are offset by a corresponding change in PABs through interest credited to policyholder account balances.

Changes in estimated fair value of these securities subsequent to purchase are included in net investment income.

Mortgage Loans

The Company disaggregates its mortgage loan investments into two portfolio segments: commercial and agricultural. The accounting and valuation allowance policies that are applicable to all portfolio segments are presented below and policies related to each of the portfolio segments are included in Note 7.

Mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. Interest income and prepayment fees are recognized when earned. Interest is accrued on the principal amount of the loan based on the loan’s contractual interest rate, while amortization of premiums and discounts is recognized using the effective yield method. Gains and losses from sales of loans and increases or decreases to valuation allowances are recorded in net investment gains (losses).

Also included in mortgage loans are commercial mortgage loans held by consolidated securitization entities (“CSEs”) for which the FVO was elected. These loans are stated at estimated fair value with changes in estimated fair value subsequent to consolidation recognized in net investment gains (losses).

Policy Loans

Policy loans are stated at unpaid principal balances. Interest income on such loans is recorded as earned using the contractual interest rate. Generally, accrued interest is capitalized on the policy’s anniversary date. Valuation allowances are not established for policy loans, as they are fully collateralized by the cash surrender value of the underlying insurance policies. Any unpaid principal or interest on the loan is deducted from the cash surrender value or the death benefit prior to settlement of the insurance policy.

Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (typically 20 to 55 years). Rental income associated with such real estate is recognized on a straight-line basis over the term of the respective leases. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds its estimated fair value. Properties whose carrying values are greater than their undiscounted cash flows are written down to their estimated

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

fair value, which is generally computed using the present value of expected future cash flows discounted at a rate commensurate with the underlying risks.

Real estate for which the Company commits to a plan to sell within one year and actively markets in its current condition for a reasonable price in comparison to its estimated fair value is classified as held for sale. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less expected disposition costs and is not depreciated.

Real estate acquired upon foreclosure is recorded at the lower of estimated fair value or the carrying value of the mortgage loan at the date of foreclosure.

Real Estate Joint Ventures and Other Limited Partnership Interests

The Company uses the equity method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has more than a minor ownership interest or more than a minor influence over the joint venture’s or partnership’s operations, but does not have a controlling financial interest. Equity method investment income is recognized as earned by the investee. The Company records its share of earnings using a three-month lag methodology for instances where the timely financial information is not available and the contractual agreements provide for the delivery of the investees’ financial information after the end of the Company’s reporting period.

The Company uses the cost method of accounting for investments in which it has virtually no influence over the joint venture’s or the partnership’s operations. Based on the nature and structure of these investments, they do not meet the characteristics of an equity security in accordance with applicable accounting standards. The Company recognizes distributions on cost method investments as earned or received.

In addition to the investees performing regular evaluations for the impairment of underlying investments, the Company routinely evaluates these investments for impairments. For equity method investees, the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. The Company considers its cost method investments for OTTI when the carrying value of such investments exceeds the net asset value (“NAV”). The Company takes into consideration the severity and duration of this excess when determining whether the cost method investment is other-than-temporarily impaired. When an OTTI has occurred, the impairment loss is recorded within net investment gains (losses).

Short-term Investments

Short-term investments include securities and other investments with remaining maturities of one year or less, but greater than three months, at the time of purchase and are stated at estimated fair value or amortized cost, which approximates estimated fair value. Short-term investments also include investments in affiliated money market pools.

Other Invested Assets

Other invested assets consist principally of the following:

•

Leveraged leases are recorded net of non-recourse debt. The Company recognizes income on the leveraged leases by applying the leveraged lease’s estimated rate of return to the net investment in the lease. The Company regularly reviews residual values and impairs them to expected values.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

•	Freestanding derivatives with positive estimated fair values are described in “— Derivatives” below.
•	Loans to affiliates are stated at unpaid principal balance, adjusted for any unamortized premium or discount.
•

Tax credit partnerships derive their primary source of investment return in the form of income tax credits. Where tax credits are guaranteed by a creditworthy third party, the investment is accounted for under the effective yield method. Otherwise, the investment is accounted for under the equity method.

•	Joint venture investments that engage in insurance underwriting activities are accounted for under the equity method.

Securities Lending Program

Securities lending transactions, whereby blocks of securities, which are included in fixed maturity securities, equity securities, and short-term investments, are loaned to third parties, primarily brokerage firms and commercial banks, and are treated as financing arrangements and the associated liability is recorded at the amount of cash received. The Company obtains collateral at the inception of the loan, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, and maintains it at a level greater than or equal to 100% for the duration of the loan. The Company is liable to return to the counterparties the cash collateral received. Security collateral on deposit from counterparties in connection with the securities lending transactions may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements. The Company monitors the estimated fair value of the securities loaned on a daily basis with additional collateral obtained as necessary. Income and expenses associated with securities lending transactions are reported as investment income and investment expense, respectively, within net investment income.

Derivatives

Freestanding Derivatives

Freestanding derivatives are carried in the Company’s consolidated balance sheets either as assets within other invested assets or as liabilities within other liabilities at estimated fair value. The Company does not offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement.

Accruals on derivatives are generally recorded in accrued investment income or within other liabilities. However, accruals that are not scheduled to settle within one year are included with the derivatives carrying value in other invested assets or other liabilities.

If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are reported in net derivative gains (losses) except as follows:

Statement of Operations Presentation:	Derivative:
Policyholder benefits and claims	— Economic hedges of variable annuity guarantees included in future policy benefits
Net investment income	— Economic hedges of equity method investments in joint ventures

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Hedge Accounting

To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge. Hedge designation and financial statement presentation of changes in estimated fair value of the hedging derivatives are as follows:

•

Fair value hedge (a hedge of the estimated fair value of a recognized asset or liability) - in net derivative gains (losses), consistent with the change in fair value of the hedged item attributable to the designated risk being hedged.

•

Cash flow hedge (a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability) - effectiveness in OCI (deferred gains or losses on the derivative are reclassified into the consolidated statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item); ineffectiveness in net derivative gains (losses).

The change in estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of operations within interest income or interest expense to match the location of the hedged item.

In its hedge documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method that will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and at least quarterly throughout the life of the designated hedging relationship. Assessments of hedge effectiveness and measurements of ineffectiveness are also subject to interpretation and estimation and different interpretations or estimates may have a material effect on the amount reported in net income.

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

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized in net derivative gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in OCI related to discontinued cash flow hedges are released into the consolidated statements of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized currently

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

in net derivative gains (losses). Deferred gains and losses of a derivative recorded in OCI pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in net derivative gains (losses).

In all other situations in which hedge accounting is discontinued, the derivative is carried at its estimated fair value in the consolidated balance sheets, with changes in its estimated fair value recognized in the current period as net derivative gains (losses).

Embedded Derivatives

The Company sells variable annuities and purchases certain investments that contain embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:

•	the combined instrument is not accounted for in its entirety at fair value with changes in fair value recorded in earnings;
•	the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract; and
•	a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument.

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

Fair Value

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Goodwill

Goodwill represents the future economic benefits arising from net assets acquired in a business combination that are not individually identified and recognized. Goodwill is calculated as the excess of cost over the estimated fair value of such net assets acquired, is not amortized, and is tested for impairment based on a fair value approach at least annually or more frequently if events or circumstances indicate that there may be justification for conducting an interim test. The Company performs its annual goodwill impairment testing during the third quarter of each year based upon data as of the close of the second quarter. Goodwill associated with a business acquisition is not tested for impairment during the year the business is acquired unless there is a significant identified impairment event.

The impairment test is performed at the reporting unit level, which is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, there may be an indication of impairment. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business combination. The excess of the carrying value of goodwill over the implied fair value of goodwill would be recognized as an impairment and recorded as a charge against net income.

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

Income Tax

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Factors in management’s determination include the performance of the business and its ability to generate capital gains. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

•	future taxable income exclusive of reversing temporary differences and carryforwards;
•	future reversals of existing taxable temporary differences;
•	taxable income in prior carryback years; and
•	tax planning strategies.

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

Other Accounting Policies

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Property, Equipment, Leasehold Improvements and Computer Software

Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. Estimated lives generally range from five to 10 years for leasehold improvements and from three to seven years for all other property and equipment. The net book value of the property, equipment and leasehold improvements was insignificant at both December 31, 2012 and 2011.

Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $185 million and $153 million at December 31, 2012 and 2011, respectively. Accumulated amortization of capitalized software was $92 million and $83 million at December 31, 2012 and 2011, respectively. Related amortization expense was $10 million, $17 million and $25 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Other Revenues

Other revenues include, in addition to items described elsewhere herein, advisory fees, broker-dealer commissions and fees and administrative service fees. Such fees and commissions are recognized in the period in which services are performed.

Foreign Currency

Assets, liabilities and operations of foreign affiliates and subsidiaries are recorded based on the functional currency of each entity. The determination of the functional currency is made based on the appropriate economic and management indicators. The local currencies of foreign operations are the functional currencies. Assets and liabilities of foreign affiliates and subsidiaries are translated from the functional currency to U.S. dollars at the exchange rates in effect at each year-end and income and expense accounts are translated at the average exchange rates during the year. The resulting translation adjustments are charged or credited directly to OCI, net of applicable taxes. Gains and losses from foreign currency transactions, including the effect of re-measurement of monetary assets and liabilities to the appropriate functional currency, are reported as part of net investment gains (losses) in the period in which they occur.

Adoption of New Accounting Pronouncements

On January 1, 2012, the Company adopted new guidance regarding accounting for DAC, which was retrospectively applied. The guidance specifies that only costs related directly to successful acquisition of new or renewal contracts can be capitalized as DAC; all other acquisition-related costs must be expensed as incurred. As a result, certain sales manager compensation and administrative costs previously capitalized by the Company will no longer be deferred. The cumulative effect adjustment of adopting the guidance on accounting for DAC was a decrease in total equity of $443 million, net of income tax, as of January 1, 2010, which is reflected in the opening balance of equity in the consolidated statement of stockholders’ equity.

On January 1, 2012, the Company adopted new guidance regarding comprehensive income, which was retrospectively applied, that provides companies with the option to present the total of comprehensive income, components of net income, and the components of OCI either in a single continuous statement of comprehensive

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

income or in two separate but consecutive statements in annual financial statements. The standard eliminates the option to present components of OCI as part of the statement of changes in stockholders’ equity. The Company adopted the two-statement approach for annual financial statements.

Effective January 1, 2012, the Company adopted new guidance on goodwill impairment testing that simplifies how an entity tests goodwill for impairment. This new guidance allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it needs to perform the quantitative two-step goodwill impairment test. Only if an entity determines, based on qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value will it be required to calculate the fair value of the reporting unit. The qualitative assessment is optional and the Company is permitted to bypass it for any reporting unit in any period and begin its impairment analysis with the quantitative calculation. In 2012, the Company proceeded to Step 1 of the two-step impairment analysis for all of the Company’s reporting units. The Company is permitted to perform the qualitative assessment in any subsequent period.

Effective January 1, 2012, the Company adopted new guidance regarding fair value measurements that establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). Some of the amendments clarify the Financial Accounting Standards Board’s (“FASB”) intent on the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption did not have a material impact on the Company’s consolidated financial statements other than the expanded disclosures in Note 9.

Effective January 1, 2010, the Company adopted guidance related to financial instrument transfers and consolidation of VIEs. The financial instrument transfer guidance eliminates the concept of a qualified special purpose entity (“QSPE”), eliminates the guaranteed mortgage securitization exception, changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The revised consolidation guidance changed the definition of the primary beneficiary, as well as the method of determining whether an entity is a primary beneficiary of a VIE from a quantitative model to a qualitative model. Under the qualitative VIE consolidation model, the entity that has both the ability to direct the most significant activities of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE is considered to be the primary beneficiary. The guidance requires a continuous reassessment, as well as enhanced disclosures, including the effects of a company’s involvement with VIEs on its financial statements.

As a result of the adoption of the amended VIE consolidation guidance, the Company consolidated certain former QSPEs that were previously accounted for as fixed maturity commercial mortgage-backed securities (“CMBS”). The Company also elected FVO for all of the consolidated assets and liabilities of these entities. Upon consolidation, the Company recorded $6.8 billion of commercial mortgage loans and $6.7 billion of long-term debt based on estimated fair values at January 1, 2010 and de-recognized $52 million in fixed maturity securities. The consolidation also resulted in a decrease in retained earnings of $34 million, net of income tax, and an increase in accumulated other comprehensive income (loss) (“AOCI”) of $34 million, net of income tax, at January 1, 2010. For the year ended December 31, 2010, the Company recorded $411 million of net investment income on the consolidated assets, $402 million of interest expense in other expenses on the related long-term debt, and $24 million in net investment gains (losses) to remeasure the assets and liabilities at their estimated fair values.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Future Adoption of New Accounting Pronouncements

In March 2013, the FASB issued new guidance regarding foreign currency (Accounting Standards Update (“ASU”) 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity), effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The amendments require an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to apply the guidance in Subtopic 830-30, Foreign Currency Matters — Translation of Financial Statements, to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in section 830-30-40, Derecognition, still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In February 2013, the FASB issued new guidance regarding liabilities (ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date), effective retrospectively for fiscal years beginning after December 15, 2013 and interim periods within those years. The amendments require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the amendments require an entity to disclose the nature and amount of the obligation, as well as other information about the obligations. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In January 2013, the FASB issued new guidance regarding comprehensive income (ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income), effective prospectively for fiscal years beginning after December 15, 2012. The amendments require an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In January 2013, the FASB issued new guidance regarding balance sheet offsetting disclosures (ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”)), effective for fiscal years and interim periods within those years beginning on or after January 1, 2013. The amendments in ASU 2013-01 clarify that the scope of ASU 2011-11 (as defined below), applies to derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

In December 2011, the FASB issued new guidance regarding balance sheet offsetting disclosures (ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”)), effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The guidance will be applied retrospectively for all comparative periods presented. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effects of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of the guidance is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

2.  Segment Information

The Company is organized into two segments: Retail and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other As anticipated, in the third quarter of 2012, MetLife and the Company continued to realign certain products and businesses among its existing segments, as well as Corporate & Other. Prior period results have been revised in connection with this change, which did not have a significant impact on the segment and Corporate & Other results.

Retail

The Retail segment offers a broad range of protection products and a variety of annuities primarily to individuals, and is organized into two businesses: Annuities and Life & Other. Annuities includes a variety of variable and fixed annuities which provide for both asset accumulation and asset distribution needs. Life & Other insurance products and services include variable life, universal life, term life and whole life products, as well as individual disability income products. Additionally, through broker-dealer affiliates, the Company offers a full range of mutual funds and other securities products.

Corporate Benefit Funding

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Financial Measures and Segment Accounting Policies

Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is the Company’s measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for GAAP income (loss) from continuing operations, net of income tax. The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business.

Operating earnings is defined as operating revenues less operating expenses, both net of income tax.

Operating revenues excludes net investment gains (losses) and net derivative gains (losses). Operating expenses excludes goodwill impairments.

The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•

Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”); and

•

Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes certain amounts related to contractholder-directed unit-linked investments, and (iv) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP.

The following additional adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•

Policyholder benefits and claims excludes: (i) amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, (ii) benefits and hedging costs related to GMIB (“GMIB Costs”), and (iii) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2012, 2011 and 2010 and at December 31, 2012 and 2011. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.

Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s and the Company’s business.

MetLife’s economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, operating earnings or income (loss) from continuing operations, net of income tax.

	Operating Earnings
Year Ended December 31, 2012	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$498	$629	$134	$1,261	$—	$1,261
Universal life and investment-type product policy fees	2,081	29	14	2,124	137	2,261
Net investment income	1,525	1,167	185	2,877	75	2,952
Other revenues	505	6	—	511	—	511
Net investment gains (losses)	—	—	—	—	152	152
Net derivative gains (losses)	—	—	—	—	980	980

Total revenues	4,609	1,831	333	6,773	1,344	8,117

Expenses
Policyholder benefits and claims	741	1,161	128	2,030	365	2,395
Interest credited to policy holder account balances	943	162	—	1,105	42	1,147
Goodwill impairment	—	—	—	—	394	394
Capitalization of DAC	(834)	(5)	(33)	(872)	—	(872)
Amortization of DAC and VOBA	570	10	2	582	359	941
Interest expense on debt	—	—	68	68	163	231
Other expenses	2,164	39	66	2,269	6	2,275

Total expenses	3,584	1,367	231	5,182	1,329	6,511

Provision for income tax expense (benefit)	359	162	(30)	491	(100)	391

Operating earnings	$666	$302	$132	1,100

Adjustments to:
Total revenues				1,344
Total expenses				(1,329)
Provision for income tax (expense) benefit				100

Income (loss) from continuing operations, net of income tax				$1,215		$1,215

At December 31, 2012:	Retail	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)

Total assets	$136,333	$33,140	$15,323	$184,796
Separate account assets	$84,106	$2,008	$—	$86,114
Separate account liabilities	$84,106	$2,008	$—	$86,114

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	Operating Earnings
Year Ended December 31, 2011	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$710	$1,071	$47	$1,828	$—	$1,828
Universal life and investment-type product policy fees	1,764	34	36	1,834	122	1,956
Net investment income	1,423	1,175	181	2,779	295	3,074
Other revenues	502	5	1	508	—	508
Net investment gains (losses)	—	—	—	—	35	35
Net derivative gains (losses)	—	—	—	—	1,119	1,119

Total revenues	4,399	2,285	265	6,949	1,571	8,520

Expenses
Policyholder benefits and claims	896	1,598	46	2,540	120	2,660
Interest credited to policy holder account balances	988	180	—	1,168	21	1,189
Goodwill impairment	—	—	—	—	—	—
Capitalization of DAC	(1,278)	(7)	(57)	(1,342)	—	(1,342)
Amortization of DAC and VOBA	788	4	6	798	358	1,156
Interest expense on debt	—	—	67	67	322	389
Other expenses	2,483	42	163	2,688	24	2,712

Total expenses	3,877	1,817	225	5,919	845	6,764

Provision for income tax expense (benefit)	183	164	(70)	277	246	523

Operating earnings	$339	$304	$110	753

Adjustments to:
Total revenues				1,571
Total expenses				(845)
Provision for income tax (expense) benefit				(246)

Income (loss) from continuing operations, net of income tax				$1,233		$1,233

At December 31, 2011:	Retail	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)

Total assets	$120,810	$30,836	$19,418	$171,064
Separate account assets	$70,679	$1,880	$—	$72,559
Separate account liabilities	$70,679	$1,880	$—	$72,559

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	Operating Earnings
Year Ended December 31, 2010	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$424	$643	$—	$1,067	$—	$1,067
Universal life and investment-type product policy fees	1,509	29	15	1,553	86	1,639
Net investment income	1,425	1,102	203	2,730	423	3,153
Other revenues	454	6	43	503	—	503
Net investment gains (losses)	—	—	—	—	150	150
Net derivative gains (losses)	—	—	—	—	58	58

Total revenues	3,812	1,780	261	5,853	717	6,570

Expenses
Policyholder benefits and claims	671	1,159	—	1,830	75	1,905
Interest credited to policyholder account balances	954	193	96	1,243	28	1,271
Goodwill impairment	—	—	—	—	—	—
Capitalization of DAC	(800)	(4)	(54)	(858)	—	(858)
Amortization of DAC and VOBA	686	2	10	698	72	770
Interest expense on debt	—	—	70	70	402	472
Other expenses	1,829	36	123	1,988	—	1,988

Total expenses	3,340	1,386	245	4,971	577	5,548

Provision for income tax expense (benefit)	165	139	(50)	254	49	303

Operating earnings	$307	$255	$66	628

Adjustments to:
Total revenues				717
Total expenses				(577)
Provision for income tax (expense) benefit				(49)

Income (loss) from continuing operations, net of income tax				$719		$719

Net investment income is based upon the actual results of each segment’s specifically identifiable investment portfolio adjusted for allocated equity. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee compensation costs incurred by each segment; and (iii) cost estimates included in the Company’s product pricing.

The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2012	2011	2010
	(In millions)

Life insurance (1)	$4,026	$4,285	$3,160
Accident and health insurance	7	7	7
Non-insurance	—	—	42

Total	$4,033	$4,292	$3,209

(1)	Includes annuities and corporate benefit funding products.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2012, 2011and 2010.

The following table presents total premiums, universal life and investment-type product policy fees and other revenues associated with the Company’s U.S. and foreign operations:

	Years Ended December 31,
	2012	2011	2010
	(In millions)

U.S.	$3,329	$3,222	$2,631
Foreign:
United Kingdom	556	986	562
Other	148	84	16

Total	$4,033	$4,292	$3,209

3.  Dispositions

Disposition

During June 2012, the Company distributed all of the issued and outstanding shares of common stock of its wholly-owned subsidiary, MetLife Europe Limited (“MetLife Europe”) to its stockholders as an in-kind dividend. The net book value of MetLife Europe at the time of the dividend was $290 million which was recorded as a dividend of retained earnings of $347 million and an increase to OCI of $57 million, net of income tax. As of the date of dividend, the Company no longer consolidates the assets, liabilities and operations of MetLife Europe. The net income of MetLife Europe was not material to the Company for the periods prior to the dividend. The results of MetLife Europe were reported in Corporate & Other. See Note 2 for a discussion of Corporate & Other.

Discontinued Operations

The following table summarizes the amounts that have been reflected as discontinued operations in the consolidated statements of operations. Income (loss) from discontinued operations includes real estate classified as held-for-sale or sold.

Year Ended December 31, 2012
(In millions)

Total revenues	$12
Total expenses	—

Income (loss) before provision for income tax	12
Provision for income tax expense (benefit)	4

Income (loss) from discontinued operations, net of income tax	$8

There was no income (loss) from discontinued operations, net of income tax, for both of the years ended December 31, 2011 and 2010.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

4.  Insurance

Insurance Liabilities

Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, are comprised of future policy benefits, PABs and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2012	2011
	(In millions)

Retail	$37,644	$37,916
Corporate Benefit Funding	23,766	22,417
Corporate & Other	6,289	10,214

Total	$67,699	$70,547

See Note 2 for information on the continued realignment of certain products and businesses among the Company’s existing segments, as well as Corporate & Other, during the third quarter of 2012, which was retrospectively applied. See Note 3 for information on the disposition of a subsidiary that had been reported in Corporate & Other. See Note 6 for discussion of affiliated reinsurance liabilities included in the table above.

Future policy benefits are measured as follows:

Product Type:	Measurement Assumptions:
Participating life

Aggregate of net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate of 4%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts).

Non-participating life

Aggregate of the present value of expected future benefit payments and related expenses less the present value of expected future net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rate assumptions for the aggregate future policy benefit liabilities range from 2% to 7%.

Individual and group traditional fixed annuities after annuitization	Present value of expected future payments. Interest rate assumptions used in establishing such liabilities range from 4% to 8%.
Non-medical health insurance

The net level premium method and assumptions as to future morbidity, withdrawals and interest, which provide a margin for adverse deviation. Interest rate assumptions used in establishing such liabilities range from 4% to 7%.

Disabled lives	Present value of benefits method and experience assumptions as to claim terminations, expenses and interest. Interest rate assumptions used in establishing such liabilities range from 3% to 7%.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Participating business represented 2% and 1% of the Company’s life insurance in-force at December 31, 2012 and 2011, respectively. Participating policies represented 24% and 10% of gross life insurance premiums for the years ended December 31, 2012 and 2011, respectively. Such policies are 90% reinsured.

PABs are equal to: (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest, ranging from 1% to 8%, less expenses, mortality charges and withdrawals; and (iii) fair value adjustments relating to business combinations.

Guarantees

The Company issues variable annuity products with guaranteed minimum benefits. The non-life contingent portion of GMWBs and the portion of certain GMIBs that does not require annuitization are accounted for as embedded derivatives in PABs and are further discussed in Note 8. Guarantees accounted for as insurance liabilities include:

Guarantee:		Measurement Assumptions:
GMDBs	• A return of purchase payment upon death even if the account value is reduced to zero.

•    Present value of expected death benefits in excess of the projected account balance recognizing the excess ratably over the accumulation period based on the present value of total expected assessments.

	• An enhanced death benefit may be available for an additional fee.	• Assumptions are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk.
• Investment performance and volatility assumptions are consistent with the historical experience of the appropriate underlying equity index, such as the S&P 500 Index.
• Benefit assumptions are based on the average benefits payable over a range of scenarios.
GMIBs

•    After a specified period of time determined at the time of issuance of the variable annuity contract, a minimum accumulation of purchase payments, even if the account value is reduced to zero, that can be annuitized to receive a monthly income stream that is not less than a specified amount.

•    Present value of expected income benefits in excess of the projected account balance at any future date of annuitization and recognizing the excess ratably over the accumulation period based on present value of total expected assessments.

•    Assumptions are consistent with those used for estimating GMDBs liabilities.

•    Calculation incorporates an assumption for the percentage of the potential annuitizations that may be elected by the contractholder.

• Certain contracts also provide for a guaranteed lump sum return of purchase premium in lieu of the annuitization benefit.

GMWBs	• A return of purchase payment via partial withdrawals, even if the account value is reduced to zero, provided that cumulative withdrawals in a contract year do not exceed a certain limit.	• Expected value of the life contingent payments and expected assessments using assumptions consistent with those used for estimating the GMDBs liabilities.
• Certain contracts include guaranteed withdrawals that are life contingent.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

			Universal and Variable Life Contracts
	Annuity Contracts
			Secondary Guarantees
	GMDBs	GMIBs		Total
	(In millions)
Direct
Balance at January 1, 2010	$57	$215	$295	$567
Incurred guaranteed benefits	52	66	601	719
Paid guaranteed benefits	(30)	—	—	(30)

Balance at December 31, 2010	79	281	896	1,256
Incurred guaranteed benefits	84	128	140	352
Paid guaranteed benefits	(25)	—	—	(25)

Balance at December 31, 2011	138	409	1,036	1,583
Incurred guaranteed benefits	108	404	332	844
Paid guaranteed benefits	(29)	—	—	(29)

Balance at December 31, 2012	$217	$813	$1,368	$2,398

Ceded
Balance at January 1, 2010	$56	$74	$142	$272
Incurred guaranteed benefits	38	23	515	576
Paid guaranteed benefits	(18)	—	—	(18)

Balance at December 31, 2010	76	97	657	830
Incurred guaranteed benefits	59	42	110	211
Paid guaranteed benefits	(21)	—	—	(21)

Balance at December 31, 2011	114	139	767	1,020
Incurred guaranteed benefits	56	129	267	452
Paid guaranteed benefits	(25)	—	—	(25)

Balance at December 31, 2012	$145	$268	$1,034	$1,447

Net
Balance at January 1, 2010	$1	$141	$153	$295
Incurred guaranteed benefits	14	43	86	143
Paid guaranteed benefits	(12)	—	—	(12)

Balance at December 31, 2010	3	184	239	426
Incurred guaranteed benefits	25	86	30	141
Paid guaranteed benefits	(4)	—	—	(4)

Balance at December 31, 2011	24	270	269	563
Incurred guaranteed benefits	52	275	65	392
Paid guaranteed benefits	(4)	—	—	(4)

Balance at December 31, 2012	$72	$545	$334	$951

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Account balances of contracts with insurance guarantees were invested in separate account asset classes as follows at:

	December 31,
	2012	2011
	(In millions)
Fund Groupings:
Equity	$37,981	$33,482
Balanced	37,528	29,189
Bond	4,678	4,132
Specialty	1,132	1,002
Money Market	879	1,077

Total	$82,198	$68,882

Based on the type of guarantee, the Company defines net amount at risk (“NAR”) as listed below.

Variable Annuity Guarantees

In the Event of Death

Defined as the guaranteed minimum death benefit less the total contract account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.

At Annuitization

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

Universal and Variable Life Contracts

Defined as the guarantee amount less the account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.

The amounts in the table below include direct business, but exclude offsets from hedging or reinsurance, if any. See Note 6 for a discussion of certain living and death benefit guarantees which have been reinsured. Therefore, the NARs presented below reflect the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	December 31,
	2012			2011
	In the Event of Death	At Annuitization		In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value	$89,671	$51,411		$76,550	$41,713
Separate account value	$84,106	$49,778		$70,635	$39,454
Net amount at risk	$3,117	$2,316	(2)	$5,515	$1,444	(2)
Average attained age of contractholders	63 years	63 years		62 years	62 years

	December 31,
	2012	2011
	Secondary Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$5,812	$5,177
Net amount at risk	$86,468	$80,477
Average attained age of policyholders	58 years	58 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)

The Company had previously disclosed the NAR based on the excess of the benefit base over the contractholder’s total contract account value on the balance sheet date. Such amounts were $5.3 billion and $6.6 billion at December 31, 2012 and 2011, respectively. The Company has provided, in the table above, the NAR as defined above. The Company believes that this definition is more representative of the potential economic exposures of these guarantees as the contractholders do not have access to this difference other than through annuitization.

Obligations Under Funding Agreements

The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2012, 2011 and 2010, the Company issued $10.3 billion, $12.5 billion and $19.1 billion, respectively, and repaid $9.6 billion, $13.4 billion and $18.6 billion, respectively, of such funding agreements. At December 31, 2012 and 2011, liabilities for funding agreements outstanding, which are included in PABs, were $6.1 billion and $5.4 billion, respectively.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

MetLife Insurance Company of Connecticut and MLI-USA, are members of the Federal Home Loan Bank (“FHLB”). Holdings of FHLB common stock by branch, included in equity securities, were as follows at:

	December 31,
	2012	2011
	(In millions)

FHLB of Boston	$67	$70
FHLB of Pittsburgh	$11	N/A

The Company has also entered into funding agreements. The liability for funding agreements is included in PABs. Information related to the funding agreements was as follows at:

	Liability		Collateral
	December 31,
	2012	2011	2012	2011
	(In millions)

FHLB of Boston (1)	$450	$450	$537 (2)	$518 (2)
Farmer Mac (3)	$200	$200	$230	$230
FHLB of Pittsburgh	$—	N/A	$595 (2)	N/A

(1)

Represents funding agreements issued to the FHLB of Boston in exchange for cash and for which the FHLB of Boston has been granted a lien on certain assets, some of which are in the custody of the FHLB of Boston, including residential mortgage-backed securities (“RMBS”), to collateralize obligations under advances evidenced by funding agreements. The Company is permitted to withdraw any portion of the collateral in the custody of the FHLB of Boston as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by the Company, the FHLB of Boston’s recovery on the collateral is limited to the amount of the Company’s liability to the FHLB of Boston.

(2)	Advances are collateralized by mortgage-backed securities. The amount of collateral presented is at estimated fair value.

(3)

Represents funding agreements issued to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The obligations under these funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The amount of collateral presented is at carrying value.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Liabilities for Unpaid Claims and Claim Expenses

Information regarding the liabilities for unpaid claims and claim expenses relating to group accident and non-medical health policies and contracts, which are reported in future policy benefits and other policy-related balances, was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)

Balance at January 1,	$1,079	$978	$805
Less: Reinsurance recoverables	980	878	706

Net balance at January 1,	99	100	99

Incurred related to:
Current year	5	5	24
Prior years	(2)	4	(12)

Total incurred	3	9	12

Paid related to:
Current year	—	—	(1)
Prior years	(10)	(10)	(10)

Total paid	(10)	(10)	(11)

Net balance at December 31,	92	99	100
Add: Reinsurance recoverables	1,124	980	878

Balance at December 31,	$1,216	$1,079	$978

During 2012, 2011 and 2010, claims and claim adjustment expenses associated with prior years decreased by $2 million, increased by $4 million, and decreased by $12 million, respectively, due to differences between the actual benefits paid and expected benefits owed during those periods.

Separate Accounts

Separate account assets and liabilities primarily include pass-through separate accounts totaling $85.9 billion and $72.4 billion at December 31, 2012 and 2011, respectively, for which the policyholder assumes all investment risk.

For the years ended December 31, 2012, 2011 and 2010, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

5.  Deferred Policy Acquisition Costs, Value of Business Acquired and Other Policy-Related Intangibles

See Note 1 for a description of capitalized acquisition costs.

Non-Participating and Non-Dividend-Paying Traditional Contracts

The Company amortizes DAC and VOBA related to these contracts (primarily term insurance) over the appropriate premium paying period in proportion to the actual historic and expected future gross premiums that were set at contract issue. The expected premiums are based upon the premium requirement of each policy and

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

assumptions for mortality, morbidity, persistency and investment returns at policy issuance, or policy acquisition (as it relates to VOBA), include provisions for adverse deviation, and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.

Participating, Dividend Paying Traditional Contracts

The Company amortizes DAC related to these contracts over the estimated lives of the contracts in proportion to actual and expected future gross margins. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The future gross margins are dependent principally on investment returns, policyholder dividend scales, mortality, persistency, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns, expenses, persistency and other factor changes, as well as policyholder dividend scales are reasonably likely to impact significantly the rate of DAC amortization. Each reporting period, the Company updates the estimated gross margins with the actual gross margins for that period. When the actual gross margins change from previously estimated gross margins, the cumulative DAC amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross margins exceed those previously estimated, the DAC amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross margins are below the previously estimated gross margins. Each reporting period, the Company also updates the actual amount of business in-force, which impacts expected future gross margins. When expected future gross margins are below those previously estimated, the DAC amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross margins are above the previously estimated expected future gross margins. Each period, the Company also reviews the estimated gross margins for each block of business to determine the recoverability of DAC balances.

Fixed and Variable Universal Life Contracts and Fixed and Variable Deferred Annuity Contracts

The Company amortizes DAC and VOBA related to these contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The amount of future gross profits is dependent principally upon returns in excess of the amounts credited to policyholders, mortality, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties, the effect of any hedges used and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns, expenses and persistency are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross profits with the actual gross profits for that period. When the actual gross profits change from previously estimated gross profits, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross profits exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross profits are below the previously estimated gross profits. Each reporting period, the Company also updates the actual amount of business remaining in-force, which impacts expected future gross profits. When expected future gross profits are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross profits are above the previously estimated expected future gross profits. Each period, the Company also reviews the estimated gross profits for each block of business to determine the recoverability of DAC and VOBA balances.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Factors Impacting Amortization

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death and living benefit guarantees, resulting in higher expected future gross profits. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these events and only changes the assumption when its long-term expectation changes.

The Company also periodically reviews other long-term assumptions underlying the projections of estimated gross margins and profits. These assumptions primarily relate to investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency and expenses to administer business. Management annually updates assumptions used in the calculation of estimated gross margins and profits which may have significantly changed. If the update of assumptions causes expected future gross margins and profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross margins and profits to decrease.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
DAC
Balance at January 1,	$3,182	$2,705	$2,458
Capitalizations	872	1,342	858
Amortization related to:
Net investment gains (losses)	(331)	(339)	(57)
Other expenses	(419)	(474)	(399)

Total amortization	(750)	(813)	(456)

Unrealized investment gains (losses)	(19)	(49)	(155)
Disposition and other (1)	(159)	(3)	—

Balance at December 31,	3,126	3,182	2,705

VOBA
Balance at January 1,	1,006	1,686	2,117
Amortization related to:
Net investment gains (losses)	—	(29)	(17)
Other expenses	(191)	(314)	(297)

Total amortization	(191)	(343)	(314)

Unrealized investment gains (losses)	(148)	(337)	(117)

Balance at December 31,	667	1,006	1,686

Total DAC and VOBA
Balance at December 31,	$3,793	$4,188	$4,391

(1)	See Note 3.

See Note 1 for information on the retrospective application of the adoption of new accounting guidance related to DAC.

Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2012	2011
	(In millions)
Retail	$3,785	$4,047
Corporate Benefit Funding	8	13
Corporate & Other (1)	—	128

Total	$3,793	$4,188

(1)	See Note 3 for information on the disposition of a subsidiary that had been reported in Corporate and Other.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Information regarding other policy-related intangibles was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Deferred Sales Inducements
Balance at January 1,	$535	$537	$493
Capitalization	21	79	100
Amortization	(51)	(81)	(56)

Balance at December 31,	$505	$535	$537

VODA and VOCRA
Balance at January 1,	$190	$203	$215
Amortization	(15)	(13)	(12)

Balance at December 31,	$175	$190	$203

Accumulated amortization	$65	$50	$37

The estimated future amortization expense to be reported in other expenses for the next five years is as follows:

	VOBA	VODA and VOCRA
	(In millions)

2013	$199	$16
2014	$163	$17
2015	$132	$17
2016	$108	$15
2017	$89	$14

6.  Reinsurance

The Company enters into reinsurance agreements primarily as a purchaser for reinsurance for its various insurance products and also as a provider of reinsurance for some insurance products issued by affiliated and unaffiliated companies. The Company participates in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.

Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed in Note 7.

Retail

The Company’s Retail Annuities business reinsures 100% of the living and death benefit guarantees issued in connection with most of its variable annuities issued since 2006 to an affiliated reinsurer and certain portions of the living and death benefit guarantees issued in connection with its variable annuities issued prior to 2006 to

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

affiliated and unaffiliated reinsurers. Under these reinsurance agreements, the Company pays a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. The Company also reinsures 90% of its fixed annuities to an affiliated reinsurer. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.

For its Retail Life & Other insurance products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. The Company currently reinsures 100% of the mortality risk in excess of $100,000 per life for most new policies and reinsures up to 100% of the mortality risk for certain other policies. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time. The Company also reinsures the risk associated with secondary death benefit guarantees on certain universal life insurance policies to affiliates.

Corporate Benefit Funding

The Company’s Corporate Benefit Funding segment periodically engages in reinsurance activities, as considered appropriate. The impact of these activities on the financial results of this segment has not been significant.

Corporate & Other

The Company also reinsures, through 100% quota share reinsurance agreements, certain run-off LTC and workers’ compensation business written by the Company.

Catastrophe Coverage

The Company has exposure to catastrophes, which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.

The Company reinsures its business through a diversified group of well-capitalized, highly rated reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2012 and 2011, were not significant.

The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $2.2 billion and $2.5 billion of unsecured unaffiliated reinsurance recoverable balances at December 31, 2012 and 2011, respectively.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

At December 31, 2012, the Company had $7.2 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $6.5 billion, or 90%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.4 billion of net unaffiliated ceded reinsurance recoverables which were unsecured. At December 31, 2011, the Company had $7.1 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $6.5 billion, or 92%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.9 billion of net unaffiliated ceded reinsurance recoverables which were unsecured.

The amounts in the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Premiums:
Direct premiums	$2,063	$2,429	$1,559
Reinsurance assumed	11	7	13
Reinsurance ceded	(813)	(608)	(505)

Net premiums	$1,261	$1,828	$1,067

Universal life and investment-type product policy fees:
Direct universal life and investment-type product policy fees	$2,972	$2,572	$2,104
Reinsurance assumed	87	92	120
Reinsurance ceded	(798)	(708)	(585)

Net universal life and investment-type product policy fees	$2,261	$1,956	$1,639

Other revenues:
Direct other revenues	$231	$209	$200
Reinsurance assumed	—	—	—
Reinsurance ceded	280	299	303

Net other revenues	$511	$508	$503

Policyholder benefits and claims:
Direct policyholder benefits and claims	$4,145	$4,277	$3,708
Reinsurance assumed	23	20	31
Reinsurance ceded	(1,773)	(1,637)	(1,834)

Net policyholder benefits and claims	$2,395	$2,660	$1,905

Interest credited to policyholder account balances:
Direct interest credited to policyholder account balances	$1,185	$1,206	$1,265
Reinsurance assumed	71	68	64
Reinsurance ceded	(109)	(85)	(58)

Net interest credited to policyholder account balances	$1,147	$1,189	$1,271

Other expenses:
Direct other expenses	$2,417	$2,715	$2,158
Reinsurance assumed	33	48	92
Reinsurance ceded	125	152	122

Net other expenses	$2,575	$2,915	$2,372

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The amounts in the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2012				2011
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets:
Premiums, reinsurance and other receivables	$612	$35	$21,496	$22,143	$686	$34	$19,503	$20,223
Deferred policy acquisition costs and value of business acquired	4,311	121	(639)	3,793	4,635	134	(581)	4,188

Total assets	$4,923	$156	$20,857	$25,936	$5,321	$168	$18,922	$24,411

Liabilities:
Other policy-related balances	$691	$1,592	$855	$3,138	$677	$1,515	$797	$2,989
Other liabilities	1,396	11	5,140	6,547	1,230	12	4,142	5,384

Total liabilities	$2,087	$1,603	$5,995	$9,685	$1,907	$1,527	$4,939	$8,373

Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $4.7 billion at both December 31, 2012 and 2011. There were no deposit liabilities on reinsurance at both December 31, 2012 and 2011.

Related Party Reinsurance Transactions

The Company has reinsurance agreements with certain MetLife subsidiaries, including MLIC, MetLife Reinsurance Company of South Carolina, Exeter Reassurance Company, Ltd. (“Exeter”), General American Life Insurance Company, MetLife Investors Insurance Company, MetLife Reinsurance Company of Vermont and MetLife Reinsurance Company of Delaware (“MRD”), all of which are related parties.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the significant effects of affiliated reinsurance included in the consolidated statements of operations was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Premiums:
Reinsurance assumed	$11	$7	$13
Reinsurance ceded	(478)	(286)	(191)

Net premiums	$(467)	$(279)	$(178)

Universal life and investment-type product policy fees:
Reinsurance assumed	$87	$92	$120
Reinsurance ceded	(444)	(400)	(308)

Net universal life and investment-type product policy fees	$(357)	$(308)	$(188)

Other revenues:
Reinsurance assumed	$—	$—	$—
Reinsurance ceded	280	299	303

Net other revenues	$280	$299	$303

Policyholder benefits and claims:
Reinsurance assumed	$21	$18	$29
Reinsurance ceded	(780)	(484)	(343)

Net policyholder benefits and claims	$(759)	$(466)	$(314)

Interest credited to policyholder account balances:
Reinsurance assumed	$71	$68	$64
Reinsurance ceded	(109)	(84)	(59)

Net interest credited to policyholder account balances	$(38)	$(16)	$5

Other expenses:
Reinsurance assumed	$33	$48	$93
Reinsurance ceded	157	204	153

Net other expenses	$190	$252	$246

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Information regarding the significant effects of affiliated reinsurance included in the consolidated balance sheets was as follows at:

	December 31,
	2012		2011
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets:
Premiums, reinsurance and other receivables	$35	$14,171	$34	$12,345
Deferred policy acquisition costs and value of business acquired	121	(642)	134	(585)

Total assets	$156	$13,529	$168	$11,760

Liabilities:
Other policy-related balances	$1,592	$855	$1,515	$758
Other liabilities	10	4,894	10	3,903

Total liabilities	$1,602	$5,749	$1,525	$4,661

Effective October 1, 2012, MLI-USA entered into a reinsurance agreement to cede two blocks of business to MRD, on a 90% coinsurance with funds withheld basis. This agreement covers certain term and certain universal life policies issued in 2012 by MLI-USA. This agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $407 million, and the funds withheld liability and other reinsurance payables, included in other liabilities, were $438 million at December 31, 2012. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at fair value on the Company’s consolidated balance sheet. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and increased the funds withheld balance by $6 million at December 31, 2012. For the year ended December 31, 2012, the Company’s consolidated statement of operations reflected a loss for this agreement of $37 million, which included a decrease in net derivative gains (losses) of $6 million related to the embedded derivative.

The Company ceded risks to affiliates related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were assets of $3.6 billion and $2.8 billion at December 31, 2012 and 2011, respectively. Net derivative gains (losses) associated with the embedded derivatives were $524 million, $1.6 billion, and ($2) million for the years ended December 31, 2012, 2011 and 2010, respectively.

MLI-USA ceded two blocks of business to an affiliate on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and increased the funds withheld balance by $546 million and $416 million at December 31, 2012 and 2011, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($130) million, ($411) million and ($17) million for the years ended December 31, 2012, 2011 and 2010, respectively.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $6.1 billion and $4.8 billion of unsecured affiliated reinsurance recoverable balances at December 31, 2012 and 2011, respectively.

Affiliated reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on affiliated reinsurance were $4.6 billion at both December 31, 2012 and 2011. There were no deposit liabilities on affiliated reinsurance at both December 31, 2012 and 2011.

7.  Investments

See Note 9 for information about the fair value hierarchy for investments and the related valuation methodologies.

Investment Risks and Uncertainties

Investments are exposed to the following primary sources of risk: credit, interest rate, liquidity, market valuation, currency and real estate risk. The financial statement risks, stemming from such investment risks, are those associated with the determination of estimated fair values, the diminished ability to sell certain investments in times of strained market conditions, the recognition of impairments, the recognition of income on certain investments and the potential consolidation of VIEs. The use of different methodologies, assumptions and inputs relating to these financial statement risks may have a material effect on the amounts presented within the consolidated financial statements.

The determination of valuation allowances and impairments is highly subjective and is based upon periodic evaluations and assessments of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.

The recognition of income on certain investments (e.g. structured securities, including mortgage-backed securities, asset-backed securities (“ABS”), certain structured investment transactions and FVO securities) is dependent upon certain factors such as prepayments and defaults, and changes in such factors could result in changes in amounts to be earned.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Fixed Maturity and Equity Securities AFS

Fixed Maturity and Equity Securities AFS by Sector

The following table presents the fixed maturity and equity securities AFS by sector. The unrealized loss amounts presented below include the noncredit loss component of OTTI losses. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities and non-redeemable preferred stock is reported within equity securities. Included within fixed maturity securities are structured securities including RMBS, CMBS and ABS.

	December 31, 2012					December 31, 2011
	Cost or Amortized	Gross Unrealized			Estimated Fair	Cost or Amortized	Gross Unrealized			Estimated Fair
			Temporary	OTTI				Temporary	OTTI
	Cost	Gains	Losses	Losses	Value	Cost	Gains	Losses	Losses	Value
	(In millions)
Fixed Maturity Securities:
U.S. corporate	$16,914	$2,063	$82	$—	$18,895	$16,018	$1,550	$229	$—	$17,339
Foreign corporate	8,618	853	26	—	9,445	7,958	649	114	—	8,493
U.S. Treasury and agency	7,678	1,186	—	—	8,864	6,832	1,217	1	—	8,048
RMBS	5,492	360	50	64	5,738	6,478	330	189	125	6,494
CMBS	2,221	141	6	—	2,356	2,128	115	16	—	2,227
State and political subdivision	2,002	354	27	—	2,329	1,891	222	58	—	2,055
ABS	2,204	67	18	—	2,253	1,875	45	42	—	1,878
Foreign government	876	214	2	—	1,088	1,035	215	3	—	1,247

Total fixed maturity securities	$46,005	$5,238	$211	$64	$50,968	$44,215	$4,343	$652	$125	$47,781

Equity Securities:
Common	$160	$18	$1	$—	$177	$148	$11	$13	$—	$146
Non-redeemable preferred	151	11	22	—	140	147	3	44	—	106

Total equity securities	$311	$29	$23	$—	$317	$295	$14	$57	$—	$252

The Company held non-income producing fixed maturity securities with an estimated fair value of $22 million and $5 million with unrealized gains (losses) of $3 million and ($2) million at December 31, 2012 and 2011, respectively.

Methodology for Amortization of Discount or Premium on Structured Securities

Amortization of the discount or premium on structured securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single class and multi-class mortgage-backed and ABS are estimated using inputs obtained from third-party specialists and based on management’s knowledge of the current market. For credit-sensitive mortgage-backed and ABS and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis. For all other mortgage-backed and ABS, the effective yield is recalculated on a retrospective basis.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Maturities of Fixed Maturity Securities

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at:

	December 31,
	2012		2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)

Due in one year or less	$4,831	$4,875	$2,946	$2,970
Due after one year through five years	8,646	9,192	8,648	9,022
Due after five years through ten years	7,967	8,960	7,905	8,606
Due after ten years	14,644	17,594	14,235	16,584

Subtotal	36,088	40,621	33,734	37,182
Structured securities (RMBS, CMBS and ABS)	9,917	10,347	10,481	10,599

Total fixed maturity securities	$46,005	$50,968	$44,215	$47,781

Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been presented in the year of final contractual maturity. RMBS, CMBS and ABS are shown separately, as they are not due at a single maturity.

Continuous Gross Unrealized Losses for Fixed Maturity and Equity Securities AFS by Sector

The following table presents the estimated fair value and gross unrealized losses of fixed maturity and equity securities AFS in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position. The unrealized loss amounts include the noncredit component of OTTI loss.

	December 31, 2012				December 31, 2011
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed Maturity Securities:
U.S. corporate	$784	$16	$621	$66	$1,699	$71	$786	$158
Foreign corporate	494	8	203	18	1,213	68	162	46
U.S. Treasury and agency	200	—	—	—	118	—	20	1
RMBS	62	6	781	108	784	114	972	200
CMBS	59	1	101	5	152	4	111	12
State and political subdivision	44	2	55	25	6	—	367	58
ABS	208	1	266	17	803	12	261	30
Foreign government	116	2	—	—	70	3	4	—

Total fixed maturity securities	$1,967	$36	$2,027	$239	$4,845	$272	$2,683	$505

Equity Securities:
Common	$10	$1	$7	$—	$35	$13	$—	$—
Non-redeemable preferred	—	—	50	22	32	16	59	28

Total equity securities	$10	$1	$57	$22	$67	$29	$59	$28

Total number of securities in an unrealized loss position	327		420		808		479

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities

Evaluation and Measurement Methodologies

Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers; (vii) with respect to structured securities, changes in forecasted cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

The methodology and significant inputs used to determine the amount of credit loss on fixed maturity securities are as follows:

•

The Company calculates the recovery value by performing a discounted cash flow analysis based on the present value of future cash flows. The discount rate is generally the effective interest rate of the security prior to impairment.

•

When determining collectability and the period over which value is expected to recover, the Company applies considerations utilized in its overall impairment evaluation process which incorporates information regarding the specific security, fundamentals of the industry and geographic area in which the security issuer operates, and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from management’s best estimates of likely scenario-based outcomes after giving consideration to a variety of variables that include, but are not limited to: payment terms of the security; the likelihood that the issuer can service the interest and principal payments; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.

•

Additional considerations are made when assessing the unique features that apply to certain structured securities including, but not limited to: the quality of underlying collateral, expected prepayment speeds; current and forecasted loss severity, consideration of the payment terms of the underlying loans or assets backing a particular security, and the payment priority within the tranche structure of the security.

•

When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the estimated fair value is considered the recovery value when available information does not indicate that another value is more appropriate.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

When information is identified that indicates a recovery value other than estimated fair value, management considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process as described in (ii) above, as well as private and public sector programs to restructure such securities.

With respect to securities that have attributes of debt and equity (perpetual hybrid securities), consideration is given in the OTTI analysis as to whether there has been any deterioration in the credit of the issuer and the likelihood of recovery in value of the securities that are in a severe and extended unrealized loss position. Consideration is also given as to whether any perpetual hybrid securities, with an unrealized loss, regardless of credit rating, have deferred any dividend payments. When an OTTI loss has occurred, the OTTI loss is the entire difference between the perpetual hybrid security’s cost and its estimated fair value with a corresponding charge to earnings.

The cost or amortized cost of fixed maturity and equity securities is adjusted for OTTI in the period in which the determination is made. The Company does not change the revised cost basis for subsequent recoveries in value.

In periods subsequent to the recognition of OTTI on a fixed maturity security, the Company accounts for the impaired security as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted over the remaining term of the fixed maturity security in a prospective manner based on the amount and timing of estimated future cash flows.

Current Period Evaluation

Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired at December 31, 2012. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals or any of the above factors deteriorate, additional OTTI may be incurred in upcoming periods.

Gross unrealized losses on fixed maturity securities in an unrealized loss position decreased $502 million during the year ended December 31, 2012 from $777 million to $275 million. The decline in, or improvement in, gross unrealized losses for the year ended December 31, 2012, was primarily attributable to narrowing credit spreads and a decrease in interest rates.

At December 31, 2012, $117 million of the total $275 million of gross unrealized losses were from 34 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Investment Grade Fixed Maturity Securities

Of the $117 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $79 million, or 68%, are related to gross unrealized losses on 17 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads or rising interest rates since purchase.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Below Investment Grade Fixed Maturity Securities

Of the $117 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $38 million, or 32%, are related to gross unrealized losses on 17 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans), U.S and foreign corporate securities (primarily financial services and transportation industry securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over the financial services industry sector, unemployment levels and valuations of residential real estate supporting non-agency RMBS. Management evaluates these U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuer; and evaluates non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security.

Equity Securities

Equity securities in an unrealized loss position decreased $34 million during the year ended December 31, 2012 from $57 million to $23 million. Of the $23 million, $19 million were from four equity securities with gross unrealized losses of 20% or more of cost for 12 months or greater, of which 74% were financial services industry investment grade non-redeemable preferred stock, of which 64% were rated A, AA, or AAA.

FVO Securities

See Note 9 for tables that present the two categories of securities that comprise FVO securities. See “— Net Investment Income” and “— Net Investment Gains (Losses)” for the net investment income recognized on FVO securities and the related changes in estimated fair value subsequent to purchase included in net investment income and net investment gains (losses) for securities still held as of the end of the respective years, as applicable.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Mortgage Loans

Mortgage Loans by Portfolio Segment

Mortgage loans are summarized as follows at:

	December 31,
	2012		2011
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans:
Commercial	$5,266	57.5%	$5,390	55.0%
Agricultural	1,260	13.8	1,333	13.6

Subtotal (1)	6,526	71.3	6,723	68.6
Valuation allowances	(35)	(0.4)	(61)	(0.6)

Subtotal mortgage loans, net	6,491	70.9	6,662	68.0
Commercial mortgage loans held by CSEs	2,666	29.1	3,138	32.0

Total mortgage loans, net	$9,157	100.0%	$9,800	100.0%

(1)	Purchases of mortgage loans were $27 million for the year ended December 31, 2012. The Company did not purchase any mortgage loans during the year ended December 31, 2011.

See “— Variable Interest Entities” for discussion of CSEs included in the table above.

See “— Related Party Investment Transactions” for discussion of affiliated mortgage loans included in the table above.

Mortgage Loans and Valuation Allowance by Portfolio Segment

The carrying value prior to valuation allowance (“recorded investment”) in mortgage loans, by portfolio segment, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, were as follows:

	December 31,
	2012			2011
	Commercial	Agricultural	Total	Commercial	Agricultural	Total
	(In millions)
Mortgage loans:
Evaluated individually for credit losses	$76	$—	$76	$23	$—	$23
Evaluated collectively for credit losses	5,190	1,260	6,450	5,367	1,333	6,700

Total mortgage loans	5,266	1,260	6,526	5,390	1,333	6,723

Valuation allowances:
Specific credit losses	11	—	11	15	—	15
Non-specifically identified credit losses	21	3	24	43	3	46

Total valuation allowances	32	3	35	58	3	61

Mortgage loans, net of valuation allowance	$5,234	$1,257	$6,491	$5,332	$1,330	$6,662

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Valuation Allowance Rollforward by Portfolio Segment

The changes in the valuation allowance, by portfolio segment, were as follows:

	Commercial	Agricultural	Total
	(In millions)

Balance at January 1, 2010	$74	$3	$77
Provision (release)	16	—	16
Charge-offs, net of recoveries	(6)	—	(6)

Balance at December 31, 2010	84	3	87
Provision (release)	(26)	—	(26)
Charge-offs, net of recoveries	—	—	—

Balance at December 31, 2011	58	3	61
Provision (release)	(26)	—	(26)
Charge-offs, net of recoveries	—	—	—

Balance at December 31, 2012	$32	$3	$35

Valuation Allowance Methodology

Mortgage loans are considered to be impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the loan agreement. Specific valuation allowances are established using the same methodology for both portfolio segments as the excess carrying value of a loan over either (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate, (ii) the estimated fair value of the loan’s underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or (iii) the loan’s observable market price. A common evaluation framework is used for establishing non-specific valuation allowances for both loan portfolio segments; however, a separate non-specific valuation allowance is calculated and maintained for each loan portfolio segment that is based on inputs unique to each loan portfolio segment. Non-specific valuation allowances are established for pools of loans with similar risk characteristics where a property-specific or market-specific risk has not been identified, but for which the Company expects to incur a credit loss. These evaluations are based upon several loan portfolio segment-specific factors, including the Company’s experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. These evaluations are revised as conditions change and new information becomes available.

Commercial and Agricultural Mortgage Loan Portfolio Segments

The Company typically uses several years of historical experience in establishing non-specific valuation allowances which captures multiple economic cycles. For evaluations of commercial loans, in addition to historical experience, management considers factors that include the impact of a rapid change to the economy, which may not be reflected in the loan portfolio, and recent loss and recovery trend experience as compared to historical loss and recovery experience. For evaluations of agricultural loans, in addition to historical experience, management considers factors that include increased stress in certain sectors, which may be evidenced by higher delinquency rates, or a change in the number of higher risk loans. On a quarterly basis, management incorporates the impact of these current market events and conditions on historical experience in determining the non-specific valuation allowance established for each portfolio segment.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

All commercial loans are reviewed on an ongoing basis which may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios, and tenant creditworthiness. All agricultural loans are monitored on an ongoing basis. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, potentially delinquent, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural loans is generally similar to the commercial loan monitoring process, with a focus on higher risk loans, including reviews on a geographic and property-type basis. Higher risk loans are reviewed individually on an ongoing basis for potential credit loss and specific valuation allowances are established using the methodology described above for both loan portfolio segments. Quarterly, the remaining loans are reviewed on a pool basis by aggregating groups of loans that have similar risk characteristics for potential credit loss, and non-specific valuation allowances are established as described above using inputs that are unique to each segment of the loan portfolio.

For commercial loans, the primary credit quality indicator is the debt service coverage ratio, which compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. The Company also reviews the loan-to-value ratio of its commercial loan portfolio. Loan-to-value ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis, with a portion of the loan portfolio updated each quarter.

For agricultural loans, the Company’s primary credit quality indicator is the loan-to-value ratio. The values utilized in calculating this ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated. Additionally, the Company focuses the monitoring process on higher risk loans, including reviews on a geographic and property-type basis.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Credit Quality of Commercial Mortgage Loans

Information about the credit quality of commercial mortgage loans is presented below at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x -1.20x	< 1.00x	Total
	(In millions)					(In millions)
December 31, 2012:
Loan-to-value ratios:
Less than 65%	$3,888	$106	$89	$4,083	77.5%	$4,459	78.5%
65% to 75%	626	32	27	685	13.0	711	12.5
76% to 80%	343	8	57	408	7.8	428	7.6
Greater than 80%	39	28	23	90	1.7	81	1.4

Total	$4,896	$174	$196	$5,266	100.0%	$5,679	100.0%

December 31, 2011:
Loan-to-value ratios:
Less than 65%	$3,324	$135	$210	$3,669	68.1%	$3,888	69.9%
65% to 75%	719	54	52	825	15.3	852	15.3
76% to 80%	199	—	26	225	4.2	221	4.0
Greater than 80%	452	181	38	671	12.4	602	10.8

Total	$4,694	$370	$326	$5,390	100.0%	$5,563	100.0%

Credit Quality of Agricultural Mortgage Loans

Information about the credit quality of agricultural mortgage loans is presented below at:

	December 31,
	2012		2011
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$1,184	94.0%	$1,129	84.7%
65% to 75%	76	6.0	142	10.7
76% to 80%	—	—	62	4.6

Total	$1,260	100.0%	$1,333	100.0%

The estimated fair value of agricultural mortgage loans was $1.3 billion and $1.4 billion at December 31, 2012 and 2011, respectively.

Past Due and Interest Accrual Status of Mortgage Loans

The Company has a high quality, well performing mortgage loan portfolio, with all mortgage loans classified as performing at December 31, 2012 and 99% classified as performing at December 31, 2011. The Company defines delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no mortgage loans past due and no loans in non-accrual status at both December 31, 2012 and December 31, 2011.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Impaired Mortgage Loans

Information regarding impaired mortgage loans including those modified in a troubled debt restructuring, by portfolio segment, were as follows at and for the periods ended:

	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value	Average Recorded Investment	Interest Income
	(In millions)
December 31, 2012:
Commercial	$76	$76	$11	$65	$—	$—	$76	$65	$67	$2
Agricultural	—	—	—	—	—	—	—	—	—	—

Total	$76	$76	$11	$65	$—	$—	$76	$65	$67	$2

December 31, 2011:
Commercial	$23	$23	$15	$8	$15	$15	$38	$23	$29	$2
Agricultural	—	—	—	—	—	—	—	—	4	—

Total	$23	$23	$15	$8	$15	$15	$38	$23	$33	$2

Unpaid principal balance is generally prior to any charge-offs. Interest income recognized is primarily cash basis income. The average recorded investment for commercial and agricultural mortgage loans was $45 million and $13 million, respectively, for the year ended December 31, 2010; and interest income recognized for commercial and agricultural mortgage loans was $2 million and $0, respectively, for the year ended December 31, 2010.

Mortgage Loans Modified in a Troubled Debt Restructuring

For a small portion of the mortgage loan portfolio, classified as troubled debt restructurings, concessions are granted related to borrowers experiencing financial difficulties. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining any impairment or changes in the specific valuation allowance recorded with the restructuring. Through the continuous monitoring process, a specific valuation allowance may have been recorded prior to the quarter when the mortgage loan is modified in a troubled debt restructuring. Accordingly, the carrying value (after specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment.

The Company had one commercial mortgage loan modified during the year ended December 31, 2012 in a troubled debt restructuring which had a carrying value after specific valuation allowance of $53 million pre-modification and $48 million post-modification. The Company had one commercial mortgage loan modified during the year ended December 31, 2011 in a troubled debt restructuring which had a carrying value after specific valuation allowance of $15 million pre-modification and $15 million post-modification. There were no agricultural mortgage loans modified as a troubled debt restructuring during the years ended December 31, 2012 and 2011.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

There were no mortgage loans modified in a troubled debt restructuring with a subsequent payment default at December 31, 2012 and 2011. Payment default is determined in the same manner as delinquency status — when interest and principal payments are past due.

Other Invested Assets

Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 8), loans to affiliates (see “— Related Party Investment Transactions) and leveraged leases.

Leveraged Leases

Investment in leveraged leases, included in other invested assets, consisted of the following:

	December 31,
	2012	2011
	(In millions)

Rental receivables, net	$92	$92
Estimated residual values	14	14

Subtotal	106	106
Unearned income	(37)	(42)

Investment in leveraged leases	$69	$64

Rental receivables are generally due in periodic installments. The payment periods range from three to 20 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or non-performing, which is assessed monthly. The Company generally defines non-performing rental receivables as those that are 90 days or more past due. At December 31, 2012 and 2011, all rental receivables were performing.

The deferred income tax liability related to leveraged leases was $53 million and $35 million at December 31, 2012 and 2011, respectively.

The components of income from investment in leveraged leases, excluding net investment gains (losses) were as follows:

	Years Ended December 31,
	2012	2011	2010
		(In millions)

Income from investment in leveraged leases	$5	$8	$—
Less: Income tax expense on leveraged leases	(2)	(3)	—

Investment income after income tax from investment in leveraged leases	$3	$5	$—

Cash Equivalents

The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $654 million and $583 million at December 31, 2012 and 2011, respectively.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2012	2011	2010
		(In millions)

Fixed maturity securities	$5,019	$3,690	$878
Fixed maturity securities with noncredit OTTI losses in accumulated other comprehensive income (loss)	(64)	(125)	(86)

Total fixed maturity securities	4,955	3,565	792
Equity securities	12	(41)	(21)
Derivatives	243	239	(109)
Short-term investments	(2)	(2)	(2)
Other	(17)	(5)	(3)

Subtotal	5,191	3,756	657

Amounts allocated from:
Insurance liability loss recognition	(739)	(325)	(33)
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	4	9	5
DAC and VOBA	(671)	(509)	(119)

Subtotal	(1,406)	(825)	(147)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	22	42	30
Deferred income tax benefit (expense)	(1,358)	(1,063)	(198)

Net unrealized investment gains (losses)	$2,449	$1,910	$342

The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Years Ended December 31,
	2012	2011
	(In millions)

Balance, January 1,	$(125)	$(86)
Noncredit OTTI losses recognized (1)	(3)	5
Securities sold with previous noncredit OTTI loss	35	26
Subsequent changes in estimated fair value	29	(70)

Balance, December 31,	$(64)	$(125)

(1)	Noncredit OTTI losses recognized, net of DAC, were $5 million and $8 million for the years ended December 31, 2012 and 2011, respectively.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)

Balance, beginning of period	$1,910	$342	$(680)
Cumulative effect of change in accounting principles, net of income tax	—	—	34
Fixed maturity securities on which noncredit OTTI losses have been recognized	61	(39)	39
Unrealized investment gains (losses) during the year	1,374	3,138	1,778
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(414)	(292)	(33)
DAC and VOBA related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	(5)	4	(7)
DAC and VOBA	(162)	(390)	(265)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in accumulated other comprehensive income (loss)	(20)	12	(11)
Deferred income tax benefit (expense)	(295)	(865)	(513)

Balance, end of period	$2,449	$1,910	$342

Change in net unrealized investment gains (losses)	$539	$1,568	$1,022

Concentrations of Credit Risk

There were no investments in any counterparty that were greater than 10% of the Company’s stockholders’ equity, other than the U.S. government and its agencies, at December 31, 2012 and 2011.

Securities Lending

As described in Note 1, the Company participates in a securities lending program. Elements of the securities lending program are presented below at:

	December 31,
	2012	2011
	(In millions)
Securities on loan: (1)
Amortized cost	$6,154	$5,307
Estimated fair value	$7,339	$6,451
Cash collateral on deposit from counterparties (2)	$7,502	$6,456
Security collateral on deposit from counterparties (3)	$51	$137
Reinvestment portfolio — estimated fair value	$7,533	$6,295

(1)	Included within fixed maturity securities, equity securities and short-term investments.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Invested Assets on Deposit and Pledged as Collateral

Invested assets on deposit and pledged as collateral are presented below at estimated fair value for cash and cash equivalents, short-term investments and fixed maturity securities and at carrying value for mortgage loans.

	December 31,
	2012	2011
	(In millions)

Invested assets on deposit (regulatory deposits)	$58	$51
Invested assets pledged as collateral (1)	1,569	897

Total invested assets on deposit and pledged as collateral	$1,627	$948

(1)

The Company has pledged fixed maturity securities, mortgage loans and cash and cash equivalents in connection with various agreements and transactions, including funding agreements (see Note 4), and derivative transactions (see Note 8).

Purchased Credit Impaired Investments

Investments acquired with evidence of credit quality deterioration since origination and for which it is probable at the acquisition date that the Company will be unable to collect all contractually required payments are classified as purchased credit impaired (“PCI”) investments. For each investment, the excess of the cash flows expected to be collected as of the acquisition date over its acquisition-date fair value is referred to as the accretable yield and is recognized as net investment income on an effective yield basis. If subsequently, based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected to be collected, the accretable yield is adjusted prospectively. The excess of the contractually required payments (including interest) as of the acquisition date over the cash flows expected to be collected as of the acquisition date is referred to as the nonaccretable difference, and this amount is not expected to be realized as net investment income. Decreases in cash flows expected to be collected can result in OTTI.

The Company’s PCI fixed maturity securities were as follows at:

	December 31,
	2012	2011
	(In millions)

Outstanding principal and interest balance (1)	$560	$560
Carrying value (2)	$459	$418

(1)	Represents the contractually required payments, which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following table presents information about PCI fixed maturity securities acquired during the periods indicated:

	December 31,
	2012	2011
	(In millions)

Contractually required payments (including interest)	$172	$882
Cash flows expected to be collected (1)	$88	$761
Fair value of investments acquired	$55	$449

(1)	Represents undiscounted principal and interest cash flow expectations at the date of acquisition.

The following table presents activity for the accretable yield on PCI fixed maturity securities for:

	December 31,
	2012	2011
	(In millions)

Accretable yield, January 1,	$320	$5
Investments purchased	33	312
Accretion recognized in earnings	(18)	(9)
Disposals	(4)	—
Reclassification (to) from nonaccretable difference	(22)	12

Accretable yield, December 31,	$309	$320

Collectively Significant Equity Method Investments

The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $2.3 billion at December 31, 2012. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $870 million at December 31, 2012. Except for certain real estate joint ventures, the Company’s investments in real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.

As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) from continuing operations. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.

The aggregated summarized financial data presented below reflects the latest available financial information and is as of, and for, the years ended December 31, 2012, 2011 and 2010. Aggregate total assets of these entities totaled $178.3 billion and $173.1 billion at December 31, 2012 and 2011, respectively. Aggregate total liabilities of these entities totaled $12.4 billion and $13.7 billion at December 31, 2012 and 2011, respectively. Aggregate net income (loss) of these entities totaled $13.1 billion, $7.1 billion and $14.0 billion for the years ended

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

December 31, 2012, 2011 and 2010, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).

Variable Interest Entities

The Company has invested in certain structured transactions that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity.

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

Consolidated VIEs

The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at December 31, 2012 and 2011. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	December 31,
	2012	2011
	(In millions)
CSEs: (1)
Assets:
Mortgage loans held-for-investment (commercial mortgage loans)	$2,666	$3,138
Accrued investment income	13	14

Total assets	$2,679	$3,152

Liabilities:
Long-term debt	$2,559	$3,065
Other liabilities	13	14

Total liabilities	$2,572	$3,079

(1)

The Company consolidates former QSPEs that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

remaining investment in the former QSPEs of $92 million and $59 million at estimated fair value at December 31, 2012 and 2011, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $163 million, $322 million and $402 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Unconsolidated VIEs

The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2012		2011
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$10,347	$10,347	$10,599	$10,599
U.S. and foreign corporate	651	651	658	658
Other limited partnership interests	1,408	1,930	1,302	1,982
Real estate joint ventures	71	74	22	26

Total	$12,477	$13,002	$12,581	$13,265

(1)

The maximum exposure to loss relating to fixed maturity securities is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor.

As described in Note 15, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the years ended December 31, 2012, 2011 and 2010.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Net Investment Income

The components of net investment income were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Investment income:
Fixed maturity securities	$2,143	$2,147	$2,120
Equity securities	9	10	16
FVO securities — FVO general account securities (1)	2	1	—
Mortgage loans	357	347	301
Policy loans	59	63	67
Real estate and real estate joint ventures	83	24	(24)
Other limited partnership interests	167	176	190
Cash, cash equivalents and short-term investments	5	5	9
International joint ventures	(2)	(5)	(10)
Other	(4)	3	3

Subtotal	2,819	2,771	2,672
Less: Investment expenses	101	100	97

Subtotal, net	2,718	2,671	2,575

FVO securities — FVO contractholder-directed unit-linked investments (1)	62	71	167
FVO CSEs — interest income:
Commercial mortgage loans	172	332	411

Subtotal	234	403	578

Net investment income	$2,952	$3,074	$3,153

(1) Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective years included in net investment income were:
	Years Ended December 31,
	2012	2011	2010
	(In millions)

FVO general account securities	$—	$2	$—
FVO contractholder-directed unit-linked investments	$—	$(11)	$121

See “— Variable Interest Entities” for discussion of CSEs.

See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Net Investment Gains (Losses)

Components of Net Investment Gains (Losses)

The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Transportation	$(16)	$—	$—
Finance	(7)	(9)	(7)
Utility	(3)	—	(2)
Communications	(2)	(11)	(4)
Industrial	(1)	(2)	—
Consumer	—	—	(10)

Total U.S. and foreign corporate securities	(29)	(22)	(23)
RMBS	(20)	(17)	(18)
ABS	—	(5)	(1)
CMBS	—	(3)	(8)

OTTI losses on fixed maturity securities recognized in earnings	(49)	(47)	(50)
Fixed maturity securities — net gains (losses) on sales and disposals	145	81	123

Total gains (losses) on fixed maturity securities	96	34	73

Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common	(9)	(2)	(2)
Non-redeemable preferred	—	(6)	—

OTTI losses on equity securities recognized in earnings	(9)	(8)	(2)
Equity securities — net gains (losses) on sales and disposals	5	(13)	30

Total gains (losses) on equity securities	(4)	(21)	28

FVO securities — FVO general account securities — changes in estimated fair value subsequent to consolidation	1	—	—
Mortgage loans	27	26	(18)
Real estate and real estate joint ventures	(3)	(1)	(21)
Other limited partnership interests	(2)	(5)	(13)
Other investment portfolio gains (losses)	3	(9)	10

Subtotal — investment portfolio gains (losses)	118	24	59

FVO CSEs — changes in estimated fair value subsequent to consolidation:
Commercial mortgage loans	7	(84)	758
Long-term debt — related to commercial mortgage loans	27	93	(734)
Non-investment portfolio gains (losses)	—	2	67

Subtotal FVO CSEs and non-investment portfolio gains (losses)	34	11	91

Total net investment gains (losses)	$152	$35	$150

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

See “— Variable Interest Entities” for discussion of CSEs.

See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were $2 million, $(7) million and $78 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Sales or Disposals and Impairments of Fixed Maturity and Equity Securities

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as shown in the table below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Years Ended December 31,
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	Fixed Maturity Securities			Equity Securities			Total
	(In millions)

Proceeds	$6,690	$11,634	$12,434	$39	$190	$109	$6,729	$11,824	$12,543

Gross investment gains	$186	$182	$244	$9	$9	$31	$195	$191	$275

Gross investment losses	(41)	(101)	(121)	(4)	(22)	(1)	(45)	(123)	(122)

Total OTTI losses recognized in earnings:
Credit-related	(42)	(38)	(47)	—	—	—	(42)	(38)	(47)
Other (1)	(7)	(9)	(3)	(9)	(8)	(2)	(16)	(17)	(5)

Total OTTI losses recognized in earnings	(49)	(47)	(50)	(9)	(8)	(2)	(58)	(55)	(52)

Net investment gains (losses)	$96	$34	$73	$(4)	$(21)	$28	$92	$13	$101

(1)

Other OTTI losses recognized in earnings include impairments on (i) equity securities, (ii) perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and (iii) fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Credit Loss Rollforward

The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in OCI:

	Years Ended December 31,
	2012	2011
	(In millions)

Balance, at January 1,	$55	$63
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	6	6
Additional impairments — credit loss OTTI recognized on securities previously impaired	15	17
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(17)	(7)
Securities impaired to net present value of expected future cash flows	—	(22)
Increases in cash flows — accretion of previous credit loss OTTI	—	(2)

Balance, at December 31,	$59	$55

Related Party Investment Transactions

In the normal course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)

Estimated fair value of invested assets transferred to affiliates	$—	$—	$582
Amortized cost of invested assets transferred to affiliates	$—	$—	$533
Net investment gains (losses) recognized on transfers	$—	$—	$49
Estimated fair value of invested assets transferred from affiliates	$—	$33	$46

The Company loaned $310 million to wholly-owned real estate subsidiaries of an affiliate, MLIC, which are included in mortgage loans. The carrying value of these loans was $306 million and $307 million at December 31, 2012, and 2011, respectively. A loan of $110 million bears interest at one-month London Inter-Bank Offered Rate (“LIBOR”) + 1.95% with quarterly interest only payments of $1 million through January 2015, when the principal balance is due. A loan of $140 million bears interest at 7.26% due in quarterly principal and interest payments of $3 million through January 2020, when the principal balance is due. The remaining $60 million bears interest at 7.01% with quarterly interest only payments of $1 million through January 2020, when the principal balance is due. The loans to affiliates are secured by interests in the real estate subsidiaries, which own operating real estate with a fair value in excess of the loans. Net investment income from these loans was $17 million for the year ended December 31, 2012 and $14 million for both the years ended December 31, 2011 and 2010.

The Company has affiliated loans outstanding, which are included in other invested assets, totaling $430 million at both December 31, 2012 and 2011. At December 31, 2011, the loans were outstanding with Exeter, an

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

affiliate. During 2012, MetLife assumed this affiliated debt from Exeter. The loans of $305 million, issued by MetLife Insurance Company of Connecticut, and $125 million, issued by MLI-USA, are due on July 15, 2021 and December 16, 2021, respectively, and bear interest, payable semi-annually, at 5.64% and 5.86%, respectively. Net investment income from these loans was $25 million and $8 million for the years ended December 31, 2012 and 2011, respectively.

The Company receives investment administrative services from an affiliate. The related investment administrative service charges were $68 million, $67 million and $56 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company also had additional affiliated net investment income of less than $1 million for both years ended December 31, 2012 and 2011 and ($2) million for the year ended December 31, 2010.

8.  Derivatives

Accounting for Derivatives

See Note 1 for a description of the Company’s accounting policies for derivatives and Note 9 for information about the fair value hierarchy for derivatives.

Derivative Strategies

The Company is exposed to various risks relating to its ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. The Company uses a variety of strategies to manage these risks, including the use of derivatives.

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, credit spreads and/or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter (“OTC”) market. The types of derivatives the Company uses include swaps, forwards, futures and option contracts. To a lesser extent, the Company uses credit default swaps to synthetically replicate investment risks and returns which are not readily available in the cash market. The Company also purchases certain securities, issues certain insurance policies and investment contracts and engages in certain reinsurance agreements that have embedded derivatives.

Interest Rate Derivatives

The Company uses a variety of interest rate derivatives to reduce its exposure to changes in interest rates, including interest rate swaps, caps, floors, futures and forwards.

Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). In an interest rate swap, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount. The Company utilizes interest rate swaps in fair value, cash flow and non-qualifying hedging relationships.

The Company purchases interest rate caps and floors primarily to protect its floating rate liabilities against rises in interest rates above a specified level, and against interest rate exposure arising from mismatches between assets and liabilities, as well as to protect its minimum rate guarantee liabilities against declines in interest rates

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

below a specified level, respectively. In certain instances, the Company locks in the economic impact of existing purchased caps and floors by entering into offsetting written caps and floors. The Company utilizes interest rate caps and floors in non-qualifying hedging relationships.

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

Inflation swaps are used as an economic hedge to reduce inflation risk generated from inflation-indexed liabilities. Inflation swaps are included in interest rate swaps. The Company utilizes inflation swaps in non-qualifying hedging relationships.

The Company enters into interest rate forwards to buy and sell securities. The price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date. The Company utilizes interest rate forwards in cash flow and non-qualifying hedging relationships.

Foreign Currency Exchange Rate Derivatives

The Company uses foreign currency swaps to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company utilizes foreign currency swaps in fair value, cash flow and non-qualifying hedging relationships.

To a lesser extent, the Company uses foreign currency forwards in non-qualifying hedging relationships.

Credit Derivatives

Credit derivatives primarily include credit default swaps that are used by the Company to hedge against credit-related changes in the value of its investments. In a credit default swap transaction, the Company agrees with another party to pay, at specified intervals, a premium to hedge credit risk. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. Credit events vary by type of issuer but typically include bankruptcy, failure to pay debt obligations, repudiation, moratorium, or involuntary restructuring. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association, Inc. deems that a credit event has occurred. The Company utilizes credit default swaps in non-qualifying hedging relationships.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Credit default swaps are also used to synthetically create credit investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and one or more cash instruments, such as U.S. Treasury securities, agency securities or other fixed maturity securities. These credit default swaps are not designated as hedging instruments.

To a lesser extent, the Company uses credit forwards to lock in the price to be paid for forward purchases of certain securities.

Equity Derivatives

The Company uses a variety of equity derivatives to reduce its exposure to equity market risk, including equity index options, variance swaps and exchange-traded equity futures.

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

Equity variance swaps are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. In an equity variance swap, the Company agrees with another party to exchange amounts in the future, based on changes in equity volatility over a defined period. The Company utilizes equity variance swaps in non-qualifying hedging relationships.

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

To a lesser extent, the Company also uses total rate of return swaps (“TRRs”) to hedge its equity market guarantees in certain of its insurance products.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Primary Risks Managed by Derivatives

The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		December 31,
		2012			2011
		Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
Primary Underlying Risk Exposure			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$538	$28	$9	$311	$35	$6
Foreign currency swaps	Foreign currency exchange rate	122	—	14	598	188	19

Subtotal		660	28	23	909	223	25

Cash flow hedges:
Interest rate swaps	Interest rate	658	99	—	355	96	—
Interest rate forwards	Interest rate	410	81	—	620	128	—
Foreign currency swaps	Foreign currency exchange rate	524	16	14	445	31	12

Subtotal		1,592	196	14	1,420	255	12

Total qualifying hedges		2,252	224	37	2,329	478	37

Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	16,869	1,254	513	12,408	1,287	421
Interest rate floors	Interest rate	15,136	318	274	7,986	330	152
Interest rate caps	Interest rate	9,031	11	—	10,133	19	—
Interest rate futures	Interest rate	2,771	—	7	3,766	10	1
Foreign currency swaps	Foreign currency exchange rate	811	60	35	749	78	31
Foreign currency forwards	Foreign currency exchange rate	139	—	4	149	9	—
Credit default swaps	Credit	2,618	23	3	2,426	18	28
Equity futures	Equity market	1,075	—	27	1,007	4	—
Equity options	Equity market	2,845	469	1	2,111	482	—
Variance swaps	Equity market	2,346	11	62	2,430	51	8
TRRs	Equity market	300	—	7	129	—	2

Total non-designated or non-qualifying derivatives		53,941	2,146	933	43,294	2,288	643

Total		$56,193	$2,370	$970	$45,623	$2,766	$680

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Net Derivative Gains (Losses)

The components of net derivative gains (losses) were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)

Derivatives and hedging gains (losses) (1)	$(289)	$846	$(74)
Embedded derivatives	1,269	273	132

Total net derivative gains (losses)	$980	$1,119	$58

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.

The following table presents earned income on derivatives for the:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Qualifying hedges:
Net investment income	$2	$2	$2
Interest credited to policyholder account balances	18	41	37
Non-qualifying hedges:
Net derivative gains (losses)	127	83	6
Policyholder benefits and claims	(6)	—	—

Total	$141	$126	$45

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
For the Year Ended December 31, 2012:
Interest rate derivatives	$(5)	$—	$—
Foreign currency exchange rate derivatives	(4)	—	—
Credit derivatives	30	—	—
Equity derivatives	(413)	(4)	(51)

Total	$(392)	$(4)	$(51)

For the Year Ended December 31, 2011:
Interest rate derivatives	$701	$—	$—
Foreign currency exchange rate derivatives	27	—	—
Credit derivatives	—	—	—
Equity derivatives	45	(7)	(4)

Total	$773	$(7)	$(4)

For the Year Ended December 31, 2010:
Interest rate derivatives	$38	$—	$—
Foreign currency exchange rate derivatives	(29)	—	—
Credit derivatives	—	—	—
Equity derivatives	(48)	(7)	—

Total	$(39)	$(7)	$—

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Fair Value Hedges

The Company designates and accounts for the following as fair value hedges when they have met the requirements of fair value hedging: (i) interest rate swaps to convert fixed rate assets and liabilities to floating rate assets and liabilities; and (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated liabilities.

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
For the Year Ended December 31, 2012:
Interest rate swaps:	Fixed maturity securities	$(3)	$1	$(2)
	Policyholder liabilities (1)	(10)	8	(2)
Foreign currency swaps:	Foreign-denominated PABs (2)	(29)	20	(9)

Total		$(42)	$29	$(13)

For the Year Ended December 31, 2011:
Interest rate swaps:	Fixed maturity securities	$(7)	$5	$(2)
	Policyholder liabilities (1)	36	(38)	(2)
Foreign currency swaps:	Foreign-denominated PABs (2)	(52)	30	(22)

Total		$(23)	$(3)	$(26)

For the Year Ended December 31, 2010:
Interest rate swaps:	Fixed maturity securities	$(1)	$1	$—
	Policyholder liabilities (1)	(13)	8	(5)
Foreign currency swaps:	Foreign-denominated PABs (2)	(38)	14	(24)

Total		$(52)	$23	$(29)

(1)	Fixed rate liabilities reported in PABs or future policy benefits.

(2)	Fixed rate or floating rate liabilities.

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Cash Flow Hedges

The Company designates and accounts for the following as cash flow hedges when they have met the requirements of cash flow hedging: (i) interest rate swaps to convert floating rate assets and liabilities to fixed rate assets and liabilities; (ii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated assets and liabilities; (iii) interest rate forwards and credit forwards to lock in the price to be paid for forward purchases of investments; and (iv) interest rate swaps and interest rate forwards to hedge the forecasted purchases of fixed-rate investments.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified $0, $1 million and an insignificant amount from AOCI into net derivative gains (losses) for the years ended December 31, 2012, 2011 and 2010, respectively, related to such discontinued cash flow hedges.

At December 31, 2012 and 2011, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed seven years and five years, respectively.

At December 31, 2012 and 2011, the balance in AOCI associated with cash flow hedges was $243 million and $239 million, respectively.

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of stockholders’ equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
		(In millions)
For the Year Ended December 31, 2012:
Interest rate swaps	$21	$—	$—	$1
Interest rate forwards	1	1	1	—
Foreign currency swaps	(15)	1	—	(1)
Credit forwards	—	—	—	—

Total	$7	$2	$1	$—

For the Year Ended December 31, 2011:
Interest rate swaps	$132	$1	$—	$—
Interest rate forwards	208	9	—	1
Foreign currency swaps	17	(2)	—	—
Credit forwards	—	1	—	—

Total	$357	$9	$—	$1

For the Year Ended December 31, 2010:
Interest rate swaps	$(44)	$—	$—	$—
Interest rate forwards	(71)	4	—	(1)
Foreign currency swaps	(6)	(3)	—	—
Credit forwards	14	—	—	—

Total	$(107)	$1	$—	$(1)

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At December 31, 2012, $1 million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Credit Derivatives

In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $2.5 billion and $2.1 billion at December 31, 2012 and 2011, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At December 31, 2012 and 2011, the Company would have received $22 million and paid $11 million, respectively, to terminate all of these contracts.

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2012			2011
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$3	$167	3.2	$2	$212	4.3
Credit default swaps referencing indices	10	650	2.1	—	661	3.1

Subtotal	13	817	2.3	2	873	3.4

Baa
Single name credit default swaps (corporate)	4	479	3.8	(6)	434	4.6
Credit default swaps referencing indices	5	1,124	4.8	(7)	793	4.8

Subtotal	9	1,603	4.5	(13)	1,227	4.7

B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	36	5.0	—	—	—

Subtotal	—	36	5.0	—	—	—

Total	$22	$2,456	3.8	$(11)	$2,100	4.2

(1)

The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), S&P and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Credit Risk on Freestanding Derivatives

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivatives. Generally, the current credit exposure of the Company’s derivatives is limited to the net positive estimated fair value of derivatives at the reporting date after taking into consideration the existence of netting agreements and any collateral received pursuant to credit support annexes.

The Company manages its credit risk related to OTC derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for netting of payments by product and currency for periodic settlements and a single net payment to be made by one party upon termination. Because exchange-traded futures are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivatives. See Note 9 for a description of the impact of credit risk on the valuation of derivatives.

The Company enters into various collateral arrangements which require both the pledging and accepting of collateral in connection with its OTC derivatives. At December 31, 2012 and 2011, the Company was obligated to return cash collateral under its control of $897 million and $1.6 billion, respectively. This cash collateral is included in cash and cash equivalents or in short-term investments and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. At December 31, 2012 and 2011, the Company had received collateral consisting of various securities with a fair market value of $689 million and $315 million, respectively, which were held in separate custodial accounts. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at December 31, 2012, none of the collateral had been sold or repledged.

The Company’s collateral arrangements for its OTC derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the fair value of that counterparty’s derivatives reaches a pre-determined threshold. Certain of these arrangements also include credit-contingent provisions that provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of the Company and/or the counterparty. In addition, certain of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit ratings were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.

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

		Estimated Fair Value of Collateral Provided (2):	Fair Value of Incremental Collateral Provided Upon:
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	One Notch Downgrade In the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)

December 31, 2012	$143	$121	$2	$28
December 31, 2011	$14	$9	$1	$10

(1)	After taking into consideration the existence of netting agreements.

(2)

Included in fixed maturity securities in the consolidated balance sheets. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. At both December 31, 2012 and 2011, the Company did not provide any cash collateral.

The Company also has exchange-traded futures, which may require the pledging of collateral. At both December 31, 2012 and 2011, the Company did not pledge any securities collateral for exchange-traded futures. At December 31, 2012 and 2011, the Company provided cash collateral for exchange-traded futures of $86 million and $140 million, respectively, which is included in premiums, reinsurance and other receivables.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2012	2011
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$3,551	$2,815
Options embedded in debt or equity securities	Investments	(14)	(2)

Net embedded derivatives within asset host contracts		$3,537	$2,813

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	PABs	$705	$1,363
Assumed guaranteed minimum benefits	PABs	4	4
Funds withheld on ceded reinsurance	Other liabilities	552	416

Net embedded derivatives within liability host contracts		$1,261	$1,783

The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2012	2011	2010
	(In millions)

Net derivative gains (losses) (1), (2)	$1,269	$273	$132

(1)

The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment, were ($235) million, 354 million and ($153) million for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment, were $124 million, ($476) million and $210 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)	See Note 6 for discussion of affiliated net derivative gains (losses) included in the table above.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

9.  Fair Value

When developing estimated fair values, the Company considers three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs, giving priority to observable inputs. The Company categorizes its assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the significant input with the lowest level in its valuation. The input levels are as follows:

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

Level 3

Unobservable inputs that are supported by little or no market activity and are significant to the determination of estimated fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

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

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis, including those items for which the Company has elected the FVO, were determined as described below. These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2012
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate	$—	$17,461	$1,434	$18,895
Foreign corporate	—	8,577	868	9,445
U.S. Treasury and agency	5,082	3,782	—	8,864
RMBS	—	5,460	278	5,738
CMBS	—	2,231	125	2,356
State and political subdivision	—	2,304	25	2,329
ABS	—	1,910	343	2,253
Foreign government	—	1,085	3	1,088

Total fixed maturity securities	5,082	42,810	3,076	50,968

Equity securities:
Common stock	70	81	26	177
Non-redeemable preferred stock	—	47	93	140

Total equity securities	70	128	119	317

FVO securities:
FVO general account securities	—	9	—	9
FVO contractholder-directed unit-linked investments (1)	—	—	—	—

Total FVO securities	—	9	—	9

Short-term investments (2)	1,233	1,285	13	2,531
Mortgage loans held by CSEs	—	2,666	—	2,666
Derivative assets: (3)
Interest rate	—	1,643	148	1,791
Foreign currency exchange rate	—	76	—	76
Credit	—	13	10	23
Equity market	—	469	11	480

Total derivative assets	—	2,201	169	2,370

Net embedded derivatives within asset host contracts (4)	—	—	3,551	3,551
Separate account assets (5)	201	85,772	141	86,114

Total assets	$6,586	$134,871	$7,069	$148,526

Liabilities:
Derivative liabilities: (3)
Interest rate	$7	$767	$29	$803
Foreign currency exchange rate	—	67	—	67
Credit	—	3	—	3
Equity market	27	8	62	97

Total derivative liabilities	34	845	91	970

Net embedded derivatives within liability host contracts (4)	—	—	1,261	1,261
Long-term debt of CSEs	—	2,559	—	2,559

Total liabilities	$34	$3,404	$1,352	$4,790

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2011
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate	$—	$15,907	$1,432	$17,339
Foreign corporate	—	7,913	580	8,493
U.S. Treasury and agency	4,326	3,722	—	8,048
RMBS	—	6,255	239	6,494
CMBS	—	2,080	147	2,227
State and political subdivision	—	2,032	23	2,055
ABS	—	1,658	220	1,878
Foreign government	—	1,245	2	1,247

Total fixed maturity securities	4,326	40,812	2,643	47,781

Equity securities:
Common stock	51	74	21	146
Non-redeemable preferred stock	—	30	76	106

Total equity securities	51	104	97	252

FVO securities:
FVO general account securities	—	49	—	49
FVO contractholder-directed unit-linked investments	3,616	—	—	3,616

Total FVO securities	3,616	49	—	3,665

Short-term investments (2)	865	1,684	10	2,559
Mortgage loans held by CSEs	—	3,138	—	3,138
Derivative assets: (3)
Interest rate	10	1,708	187	1,905
Foreign currency exchange rate	—	306	—	306
Credit	—	12	6	18
Equity market	4	482	51	537

Total derivative assets	14	2,508	244	2,766

Net embedded derivatives within asset host contracts (4)	—	—	2,815	2,815
Separate account assets (5)	185	72,244	130	72,559

Total assets	$9,057	$120,539	$5,939	$135,535

Liabilities:
Derivative liabilities: (3)
Interest rate	$1	$566	$13	$580
Foreign currency exchange rate	—	62	—	62
Credit	—	21	7	28
Equity market	—	2	8	10

Total derivative liabilities	1	651	28	680

Net embedded derivatives within liability host contracts (4)	—	—	1,783	1,783
Long-term debt of CSEs	—	3,065	—	3,065

Total liabilities	$1	$3,716	$1,811	$5,528

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

(1)	During June 2012, the Company disposed of MetLife Europe which held the FVO contractholder-directed unit-linked investments. See Note 3.

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

(4)

Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within PABs and other liabilities in the consolidated balance sheets. At December 31, 2012, fixed maturity securities and equity securities included embedded derivatives of $0 and ($14) million, respectively. At December 31, 2011, fixed maturity securities and equity securities included embedded derivatives of $1 million and ($3) million, respectively.

(5)

Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

The following describes the valuation methodologies used to measure assets and liabilities at fair value. The description includes the valuation techniques and key inputs for each category of assets or liabilities that are classified within Level 2 and Level 3 of the fair value hierarchy.

Investments

Valuation Controls and Procedures

On behalf of the Company and MetLife, Inc.’s Chief Investment Officer and Chief Financial Officer, a pricing and valuation committee that is independent of the trading and investing functions and comprised of senior management, provides oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a monthly basis, this committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. This committee also provides oversight of the selection of independent third party pricing providers and the controls and procedures to evaluate third party pricing. Periodically, the Chief Accounting Officer reports to MetLife Insurance Company of Connecticut’s Audit Committee regarding compliance with fair value accounting standards.

The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by reviewing such pricing with the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent 0.5% of the total estimated fair value of fixed maturity securities and 8% of the total estimated fair value of Level 3 fixed maturity securities.

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

Securities, Short-term Investments and Long-term Debt of CSEs

When available, the estimated fair value of these investments are based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management’s judgment.

When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, giving priority to observable inputs. The significant inputs to the market standard valuation methodologies for certain types of securities with reasonable levels of price transparency are inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. When observable inputs are not available, the market standard valuation methodologies rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. These unobservable inputs can be based in large part on management’s judgment or estimation and cannot be supported by reference to market activity. Even though these inputs are unobservable, management believes they are consistent with what other market participants would use when pricing such securities and are considered appropriate given the circumstances.

The estimated fair value of long-term debt of CSEs is determined on a basis consistent with the methodologies described herein for securities.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Level 2 Valuation Techniques and Key Inputs:

This level includes fixed maturity securities and equity securities priced principally by independent pricing services using observable inputs. FVO securities and short-term investments within this level are of a similar nature and class to the Level 2 fixed maturity securities and equity securities.

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

Structured securities comprised of RMBS, CMBS and ABS

These securities are principally valued using the market and income approaches. Valuation is based primarily on matrix pricing, discounted cash flow methodologies or other similar techniques using standard market inputs including spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, rating, weighted average coupon, weighted average maturity, average delinquency rates, geographic region, debt-service coverage ratios and issuance-specific information, including, but not limited to: collateral type, payment terms of the underlying assets, payment priority within the tranche, structure of the security, deal performance and vintage of loans.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Level 3 Valuation Techniques and Key Inputs:

In general, fixed maturity securities and equity securities classified within Level 3 use many of the same valuation techniques and inputs as described in the Level 2 Valuation Techniques and Key Inputs. However, if key inputs are unobservable, or if the investments are less liquid and there is very limited trading activity, the investments are generally classified as Level 3. The use of independent non-binding broker quotations to value investments generally indicates there is a lack of liquidity or a lack of transparency in the process to develop the valuation estimates, generally causing these investments to be classified in Level 3.

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

Structured securities comprised of RMBS, CMBS and ABS

These securities are principally valued using the market and income approaches. Valuation is based primarily on matrix pricing, discounted cash flow methodologies or other similar techniques that utilize inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data including spreads over below investment grade curves to reflect industry trends on specific credit-related issues. Below investment grade securities, alternative residential mortgage loan RMBS and sub-prime RMBS included in this level are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2. Certain of these valuations are based on independent non-binding broker quotations.

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

Common and non-redeemable preferred stock

These securities, including privately held securities and financial services industry hybrid securities classified within equity securities, are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing, discounted cash flow methodologies or other similar techniques using inputs such as comparable credit rating and issuance structure. Certain of these securities are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2 and independent non-binding broker quotations.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Mortgage Loans Held by CSEs

The Company consolidates certain securitization entities that hold mortgage loans.

Level 2 Valuation Techniques and Key Inputs:

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

Level 2 Valuation Techniques and Key Inputs:

These assets are comprised of investments that are similar in nature to the instruments described under “— Securities, Short-term Investments and Long-term Debt of CSEs.” Also included are certain mutual funds without readily determinable fair values, as prices are not published publicly. Valuation of the mutual funds is based upon quoted prices or reported NAVs provided by the fund managers.

Level 3 Valuation Techniques and Key Inputs:

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

Derivatives

The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives or through the use of pricing models for OTC derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. The valuation controls and procedures for derivatives are described in “—Investments.”

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

The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all OTC derivatives, and any potential credit adjustment is based on the net exposure by counterparty after taking into account the effects of netting agreements and collateral arrangements. The Company values its derivatives using the standard swap curve which includes a spread to the risk free rate. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with the standard swap curve. As the Company and its significant derivative counterparties consistently execute trades at such pricing levels, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. An evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.

Most inputs for OTC derivatives are mid-market inputs but, in certain cases, bid level inputs are used when they are deemed more representative of exit value. Market liquidity, as well as the use of different methodologies, assumptions and inputs, may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.

Freestanding Derivatives

Level 2 Valuation Techniques and Key Inputs:

This level includes all types of derivatives utilized by the Company with the exception of exchange-traded derivatives included within Level 1 and those derivatives with unobservable inputs as described in Level 3. These derivatives are principally valued using the income approach.

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

Level 3 Valuation Techniques and Key Inputs:

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

The Company issues certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and GMIBs are embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within PABs in the consolidated balance sheets.

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

The Company assumed, from an affiliated insurance company, the risk associated with certain GMIBs. These embedded derivatives are included in other policy-related balances in the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on these assumed risks is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.

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

The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Investments — Securities, Short-term Investments and Long-term Debt of CSEs.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities in the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Embedded Derivatives Within Asset and Liability Host Contracts

Level 3 Valuation Techniques and Key Inputs:

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

Transfers between Levels

Overall, transfers between levels occur when there are changes in the observability of inputs and market activity. Transfers into or out of any level are assumed to occur at the beginning of the period.

Transfers between Levels 1 and 2:

During 2012, there were no transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at December 31, 2012. During 2011, transfers between Levels 1 and 2 were not significant for assets and liabilities measured at estimated fair value and still held at December 31, 2011.

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

Transfers into Level 3 for fixed maturity securities were due primarily to a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade) which have resulted in decreased transparency of valuations and an increased use of independent non-binding broker quotations and unobservable inputs, such as illiquidity premiums, delta spread adjustments, or spreads from below investment grade curves.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Transfers out of Level 3 for fixed maturity securities resulted primarily from increased transparency of both new issuances that, subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from, independent pricing services with observable inputs or increases in market activity and upgraded credit ratings.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table presents certain quantitative information about the significant unobservable inputs used in the fair value measurement for the more significant asset and liability classes measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2012.

	Valuation Techniques	Significant Unobservable Inputs	Range			Weighted Average
Fixed maturity securities:

U.S. corporate and foreign corporate	• Matrix pricing	• Delta spread adjustments (1)	9	–	500	105
		•Illiquidity premium (1)	30	–	30
		•Spreads from below investment grade curves (1)	(157)	–	876	227
		•Offered quotes (2)	100	–	100
	•Market pricing	•Quoted prices (2)	(40)	–	577	143
	•Consensus pricing	•Offered quotes (2)	35	–	555

RMBS	•Matrix pricing and discounted cash flow	•Spreads from below investment grade curves (1)	40	–	2,367	436
	•Market pricing	•Quoted prices (2)	100	–	100	100

CMBS	•Matrix pricing and discounted cash flow	•Spreads from below investment grade curves (1)	10	–	9,164	413
	•Market pricing	•Quoted prices (2)	100	–	104	102

ABS	•Matrix pricing and discounted cash flow	•Spreads from below investment grade curves (1)	—	–	900	152
	•Market pricing	•Quoted prices (2)	97	–	102	100
	•Consensus pricing	•Offered quotes (2)	50	–	111

Derivatives:

Interest rate	•Present value techniques	•Swap yield (1)	221	–	353

Credit	•Present value techniques	•Credit spreads (1)	100	–	100
	•Consensus pricing	•Offered quotes (3)

Equity market	•Present value techniques	•Volatility	18%	–	26%

Embedded derivatives:

Direct and ceded guaranteed minimum benefits	•Option pricing techniques	•Mortality rates:
		Ages 0 - 40	0%	–	0.10%
		Ages 41 -60	0.05%	–	0.64%
		Ages 61 -115	0.32%	–	100%
		•Lapse rates:
		Durations 1 - 10	0.50%	–	100%
		Durations 11 - 20	3%	–	100%
		Durations 21 - 116	3%	–	100%

		•Utilization rates (4)	20%	–	50%
		•Withdrawal rates	0.07%	–	10%
		•Long-term equity volatilities	17.40%	–	25%
		•Nonperformance risk spread	0.10%	–	0.67%

(1)	For this unobservable input, range and weighted average are presented in basis points.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

(2)	For this unobservable input, range and weighted average are presented in accordance with the market convention for fixed maturity securities of dollars per hundred dollars of par.

(3)	At December 31, 2012, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

(4)	This range is attributable to certain GMIBs and lifetime withdrawal benefits.

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement for other assets and liabilities classified within Level 3. These assets and liabilities are subject to the controls described under “— Investments — Valuation Controls and Procedures.” Generally, all other classes of securities including those within separate account assets and embedded derivatives within funds withheld related to certain ceded reinsurance use the same valuation techniques and significant unobservable inputs as previously described for Level 3 fixed maturity securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The long-term debt of CSEs is valued using independent non-binding broker quotations and internal models including matrix pricing and discounted cash flow methodologies using current interest rates. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these assets and liabilities is similar in nature to that described below. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements” and Note 10.

A description of the sensitivity of the estimated fair value to changes in the significant unobservable inputs for certain of the major asset and liability classes described above is as follows:

Securities

Significant spread widening in isolation will adversely impact the overall valuation, while significant spread tightening will lead to substantial valuation increases. Significant increases (decreases) in expected default rates in isolation would result in substantially lower (higher) valuations. Significant increases (decreases) in offered quotes in isolation would result in substantially higher (lower) valuations. For U.S. and foreign corporate securities, significant increases (decreases) in illiquidity premiums in isolation would result in substantially lower (higher) valuations. For RMBS, CMBS and ABS, changes in the assumptions used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumptions used for prepayment rates.

Interest rate derivatives

Significant increases (decreases) in the unobservable portion of the swap yield curve in isolation will result in substantial valuation changes.

Credit derivatives

Credit derivatives with significant unobservable inputs are primarily comprised of credit default swaps written by the Company. Significant credit spread widening in isolation will result in substantially higher adverse valuations, while significant spread tightening will result in substantially lower adverse valuations. Significant increases (decreases) in offered quotes in isolation will result in substantially higher (lower) valuations.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Equity market derivatives

Significant decreases in equity volatility in isolation will adversely impact overall valuation, while significant increases in equity volatility will result in substantial valuation increases.

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

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), including realized and unrealized gains (losses) of all assets and (liabilities) and realized and unrealized gains (losses) of all assets and (liabilities) still held at the end of the respective periods:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	U.S. Treasury and Agency	RMBS	CMBS	State and Political Subdivision	ABS	Foreign Government
	(In millions)
Year Ended December 31, 2012:
Balance, January 1,	$1,432	$580	$—	$239	$147	$23	$220	$2
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	7	—	—	—	—	—	—	—
Net investment gains (losses)	—	(24)	—	(4)	(1)	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	66	44	—	39	6	2	8	1
Purchases (3)	227	269	—	61	22	—	148	—
Sales (3)	(183)	(56)	—	(63)	(71)	—	(15)	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	76	68	—	6	39	—	—	—
Transfers out of Level 3 (4)	(191)	(13)	—	—	(17)	—	(18)	—

Balance, December 31,	$1,434	$868	$—	$278	$125	$25	$343	$3

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$7	$1	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(16)	$—	$(2)	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (6)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Year Ended December 31, 2012:
Balance, January 1,	$21	$76	$10	$174	$—	$(1)	$43	$1,032	$130
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	(2)	—	—	—	—	—	—	—	16
Net derivative gains (losses)	—	—	—	1	—	10	(91)	1,273	—
Other comprehensive income (loss)	9	20	—	1	—	—	—	—	—
Purchases (3)	—	—	13	—	—	—	—	—	1
Sales (3)	(2)	(3)	(10)	—	—	—	—	—	(5)
Issuances (3)	—	—	—	(10)	—	—	—	—	—
Settlements (3)	—	—	—	(47)	—	—	(3)	(15)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—	1
Transfers out of Level 3 (4)	—	—	—	—	—	1	—	—	(2)

Balance, December 31,	$26	$93	$13	$119	$—	$10	$(51)	$2,290	$141

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$(4)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$3	$—	$11	$(88)	$1,282	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	U.S. Treasury and Agency	RMBS	CMBS	State and Political Subdivision	ABS	Foreign Government
	(In millions)
Year Ended December 31, 2011:
Balance, January 1,	$1,510	$880	$34	$282	$130	$32	$321	$14
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	6	1	—	1	—	—	—	—
Net investment gains (losses)	32	(20)	—	(5)	—	—	(6)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	80	22	—	(9)	19	(8)	8	—
Purchases (3)	76	282	—	16	17	—	166	—
Sales (3)	(175)	(515)	—	(34)	(19)	(1)	(46)	(12)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	40	3	—	1	—	—	—	—
Transfers out of Level 3 (4)	(137)	(73)	(34)	(13)	—	—	(223)	—

Balance, December 31,	$1,432	$580	$—	$239	$147	$23	$220	$2

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$6	$1	$—	$1	$—	$—	$—	$—
Net investment gains (losses)	$—	$(9)	$—	$(5)	$—	$—	$(2)	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (6)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Year Ended December 31, 2011:
Balance, January 1,	$22	$214	$173	$(61)	$—	$11	$12	$677	$133
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	2	(24)	(1)	—	—	—	—	—	(7)
Net derivative gains (losses)	—	—	—	50	—	(10)	32	277	—
Other comprehensive income (loss)	(6)	1	—	199	—	—	—	—	—
Purchases (3)	9	—	10	—	—	—	3	—	5
Sales (3)	(6)	(115)	(172)	—	—	—	—	—	(1)
Issuances (3)	—	—	—	—	—	(1)	(4)	—	—
Settlements (3)	—	—	—	(13)	—	(1)	—	78	—
Transfers into Level 3 (4)	—	—	—	(1)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	—	—

Balance, December 31,	$21	$76	$10	$174	$—	$(1)	$43	$1,032	$130

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(3)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$39	$—	$(10)	$33	$279	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	U.S. Treasury and Agency	RMBS	CMBS	State and Political Subdivision	ABS	Foreign Government
	(In millions)
Year Ended December 31, 2010:
Balance, January 1,	$1,605	$994	$33	$272	$45	$32	$290	$16
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	7	(1)	—	1	—	—	1	—
Net investment gains (losses)	(5)	(3)	—	(4)	—	—	(5)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	79	90	2	47	21	4	34	—
Purchases, sales, issuances and settlements (3)	(173)	(199)	(1)	(48)	1	(1)	53	4
Transfers into Level 3 (4)	147	114	—	21	85	—	—	3
Transfers out of Level 3 (4)	(150)	(115)	—	(7)	(22)	(3)	(52)	(9)

Balance, December 31,	$1,510	$880	$34	$282	$130	$32	$321	$14

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$6	$—	$—	$—	$—	$—	$1	$—
Net investment gains (losses)	$(10)	$—	$—	$(2)	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (6)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Year Ended December 31, 2010:
Balance, January 1,	$11	$258	$8	$2	$23	$4	$18	$445	$153
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	1	—	—	—	—	—	—
Net investment gains (losses)	5	15	—	—	—	—	—	—	(5)
Net derivative gains (losses)	—	—	—	10	—	3	(6)	135	—
Other comprehensive income (loss)	3	6	—	(71)	—	13	—	—	—
Purchases, sales, issuances and settlements (3)	3	(65)	164	(2)	—	(9)	—	97	(12)
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	(23)	—	—	—	(3)

Balance, December 31,	$22	$214	$173	$(61)	$—	$11	$12	$677	$133

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$1	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$10	$—	$3	$(6)	$137	$—

(1)

Amortization of premium/discount is included within net investment income. Impairments charged to net income (loss) on securities are included in net investment gains (losses). Lapses associated with net embedded derivatives are included in net derivative gains (losses).

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

(4)

Gains and losses, in net income (loss) and OCI, are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.

(5)	Relates to assets and liabilities still held at the end of the respective periods.

(6)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(7)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Fair Value Option

The following table presents information for certain assets and liabilities held by CSEs, which are accounted for under the FVO. These assets and liabilities were initially measured at fair value.

	December 31,
	2012	2011
	(In millions)
Assets: (1)
Unpaid principal balance	$2,539	$3,019
Difference between estimated fair value and unpaid principal balance	127	119

Carrying value at estimated fair value	$2,666	$3,138

Liabilities: (1)
Contractual principal balance	$2,444	$2,925
Difference between estimated fair value and contractual principal balance	115	140

Carrying value at estimated fair value	$2,559	$3,065

(1)

These assets and liabilities are comprised of commercial mortgage loans and long-term debt. Changes in estimated fair value of these assets and liabilities and gains or losses on sales of these assets are recognized in net investment gains (losses). Interest income on commercial mortgage loans held by CSEs is recognized in net investment income. Interest expense from long-term debt of CSEs is recognized in other expenses.

Nonrecurring Fair Value Measurements

The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods presented; that is, they are not measured at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	Years Ended December 31,
	2012			2011			2010
	Carrying Value Prior to Measurement	Carrying Value After Measurement	Gains (Losses)	Carrying Value Prior to Measurement	Carrying Value After Measurement	Gains (Losses)	Carrying Value Prior to Measurement	Carrying Value After Measurement	Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$61	$65	$4	$—	$8	$8	$—	$—	$—
Other limited partnership interests (2)	$9	$6	$(3)	$7	$5	$(2)	$33	$22	$(11)
Real estate joint ventures (3)	$5	$2	$(3)	$—	$—	$—	$25	$5	$(20)
Goodwill (4)	$394	$—	$(394)	$—	$—	$—	$—	$—	$—

(1)

The carrying value after measurement has been adjusted for the excess of the carrying value prior to measurement over the estimated fair value. Estimated fair values for impaired mortgage loans are based on

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral, or the present value of the expected future cash flows.

(2)

These investments were accounted for using the cost method. Estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both December 31, 2012 and 2011 were not significant.

(3)

These investments were accounted for using the cost method. Estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include several real estate funds that typically invest primarily in commercial real estate. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both December 31, 2012 and 2011 were not significant.

(4)	As discussed in Note 10, in 2012, the Company recorded an impairment of goodwill associated with the Retail Annuities reporting unit.

Fair Value of Financial Instruments Carried at Other Than Fair Value

The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions and those short-term investments that are not securities, such as time deposits, and therefore are not included in the three level hierarchy table disclosed in the “— Recurring Fair Value Measurements” section. The estimated fair value of these financial instruments, which are primarily classified in Level 2 and, to a lesser extent, in Level 1, approximate carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. The tables below also exclude financial instruments reported at estimated fair value on a recurring basis. See “— Recurring Fair Value Measurements.” All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2012
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Mortgage loans, net	$6,491	$—	$—	$7,009	$7,009
Policy loans	$1,216	$—	$861	$450	$1,311
Real estate joint ventures	$59	$—	$—	$101	$101
Other limited partnership interests	$94	$—	$—	$103	$103
Other invested assets	$432	$—	$548	$—	$548
Premiums, reinsurance and other receivables	$6,015	$—	$86	$6,914	$7,000
Liabilities:
PABs	$22,613	$—	$—	$24,520	$24,520
Long-term debt	$791	$—	$1,076	$—	$1,076
Other liabilities	$237	$—	$81	$156	$237
Separate account liabilities	$1,296	$—	$1,296	$—	$1,296
Commitments: (1)
Mortgage loan commitments	$—	$—	$—	$1	$1
Commitments to fund bank credit facilities and private corporate bond investments	$—	$—	$6	$—	$6

				December 31, 2011
				Carrying Value	Estimated Fair Value
				(In millions)
Assets:
Mortgage loans, net				$6,662	$6,946
Policy loans				$1,203	$1,307
Real estate joint ventures				$69	$107
Other limited partnership interests				$98	$126
Other invested assets				$430	$477
Premiums, reinsurance and other receivables				$5,973	$6,880
Liabilities:
PABs				$23,144	$24,732
Long-term debt				$792	$970
Other liabilities				$224	$224
Separate account liabilities				$1,240	$1,240
Commitments: (1)
Mortgage loan commitments				$—	$—
Commitments to fund bank credit facilities and private corporate bond investments				$—	$7

(1)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities. See Note 15 for additional information on these off-balance sheet obligations.

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

Policy Loans

Policy loans with fixed interest rates are classified within Level 3. The estimated fair values for these loans are determined using a discounted cash flow model applied to groups of similar policy loans determined by the nature of the underlying insurance liabilities. Cash flow estimates are developed by applying a weighted-average interest rate to the outstanding principal balance of the respective group of policy loans and an estimated average maturity determined through experience studies of the past performance of policyholder repayment behavior for similar loans. These cash flows are discounted using current risk-free interest rates with no adjustment for borrower credit risk as these loans are fully collateralized by the cash surrender value of the underlying insurance policy. Policy loans with variable interest rates are classified within Level 2 and the estimated fair value approximates carrying value due to the absence of borrower credit risk and the short time period between interest rate resets, which presents minimal risk of a material change in estimated fair value due to changes in market interest rates.

Real Estate Joint Ventures and Other Limited Partnership Interests

The amounts disclosed in the preceding tables consist of those investments accounted for using the cost method. The estimated fair values for such cost method investments are generally based on the Company’s share of the NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments.

Other Invested Assets

Other invested assets within the preceding tables are principally comprised of loans to affiliates. The estimated fair value of loans to affiliates is determined by discounting the expected future cash flows using market interest rates currently available for instruments with similar terms and remaining maturities.

Premiums, Reinsurance and Other Receivables

Premiums, reinsurance and other receivables in the preceding tables are principally comprised of certain amounts recoverable under reinsurance agreements, amounts on deposit with financial institutions to facilitate daily settlements related to certain derivatives and amounts receivable for securities sold but not yet settled.

Amounts recoverable under ceded reinsurance agreements, which the Company has determined do not transfer significant risk such that they are accounted for using the deposit method of accounting, have been classified as Level 3. The valuation is based on discounted cash flow methodologies using significant unobservable inputs. The estimated fair value is determined using interest rates determined to reflect the appropriate credit standing of the assuming counterparty.

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

The investment contracts primarily include certain funding agreements, fixed deferred annuities, modified guaranteed annuities, fixed term payout annuities and total control accounts. The valuation of these investment contracts is based on discounted cash flow methodologies using significant unobservable inputs. The estimated fair value is determined using current market risk-free interest rates adding a spread to reflect the nonperformance risk in the liability.

Long-term Debt

The estimated fair value of long-term debt is principally determined using market standard valuation methodologies. Valuations are based primarily on quoted prices in markets that are not active or using matrix pricing that use standard market observable inputs such as quoted prices in markets that are not active and observable yields and spreads in the market. Instruments valued using discounted cash flow methodologies use standard market observable inputs including market yield curve, duration, observable prices and spreads for similar publicly traded or privately traded issues.

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

10.  Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Step 1 of the goodwill impairment process requires a comparison of the fair value of a reporting unit to its carrying value. In performing the Company’s goodwill impairment tests, the estimated fair values of the reporting units are first determined using a market multiple valuation approach. When further corroboration is required, the Company uses a discounted cash flow valuation approach. For reporting units which are particularly sensitive to market assumptions, such as the Retail Annuities and Life & Other reporting units, the Company may use additional valuation methodologies to estimate the reporting units’ fair values.

The market multiple valuation approach utilizes market multiples of companies with similar businesses and the projected operating earnings of the reporting unit. The discounted cash flow valuation approach requires judgments about revenues, operating earnings projections, capital market assumptions and discount rates. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that the Company believes is appropriate for the respective reporting unit. The estimated fair values of the Retail Annuities and Life & Other reporting units are particularly sensitive to equity market levels.

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

In connection with its annual goodwill impairment testing, an actuarial appraisal which estimates the net worth of the reporting unit, the value of existing business and the value of new business was performed for the Retail Annuities reporting unit that resulted in a fair value of the reporting unit less than the carrying value, indicating a potential for goodwill impairment. The growing concern regarding an extended period of low interest rates was reflected in the fair value estimate, particularly on the returns a market buyer would assume on the fixed income portion of separate account annuity products. In addition, industry-wide inquiries by regulators on the use of affiliated captive reinsurers for off-shore entities to reinsure insurance risks may limit access to this type of capital structure. As a result, a market buyer may discount the ability to fully utilize these structures,

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

which also affected the fair value estimate of the reporting unit. Accordingly, the Company performed Step 2 of the goodwill impairment process, which compares the implied fair value of goodwill with the carrying value of that goodwill in the reporting unit to calculate the amount of goodwill impairment. The Company determined that all of the recorded goodwill associated with the Retail Annuities reporting unit was not recoverable and recorded a non-cash charge of $394 million ($147 million, net of income tax) for the impairment of the entire goodwill balance in the consolidated statements of operations for the year ended December 31, 2012. Of this amount, $327 million ($80 million, net of income tax) was impaired at MetLife Insurance Company of Connecticut.

In addition, the Company performed its annual goodwill impairment tests of its other reporting units and concluded that the fair values of all such reporting units were in excess of their carrying values and, therefore, their goodwill was not impaired.

In the third quarter of 2012, the Company continued to realign certain products and businesses among its existing segments, as well as Corporate & Other. As a result, the Company reallocated $5 million of goodwill from Corporate & Other to the Retail segment. There were no acquisitions, dispositions or impairments of goodwill for both the years ended December 31, 2011 and 2010.

Information regarding goodwill by segment, as well as Corporate & Other, was as follows:

	Retail	Corporate Benefit Funding	Corporate & Other (1)	Total
	(In millions)
Balance at December 31, 2011
Goodwill	$241	$307	$405	$953
Accumulated impairment	—	—	—	—

Total goodwill, net	$241	$307	$405	$953

Impairments	$(218)	$—	$(176)	$(394)

Balance at December 31, 2012
Goodwill	241	307	405	953
Accumulated impairment	(218)	—	(176)	(394)

Total goodwill, net	$23	$307	$229	$559

(1)

The $405 million of goodwill in Corporate & Other relates to goodwill acquired as a part of the 2005 Travelers acquisition. For purposes of goodwill impairment testing, $396 million of the $405 million of Corporate & Other goodwill was allocated to business units of the Retail and Corporate Benefit Funding segments in the amounts of $210 million and $186 million, respectively. The Retail segment amount was further allocated within the segment to the Life & Other and the Annuities reporting units in the amounts of $34 million and $176 million, respectively. Also included in Corporate & Other is $9 million of goodwill associated with ancillary group life and non-medical health business. As reflected in the table, the $176 million related to the Retail Annuities reporting unit was impaired in the third quarter of 2012.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

11.  Debt

Long-term debt outstanding was as follows:

	Interest Rate		December 31,
		Maturity	2012	2011
			(In millions)

Surplus notes — affiliated	8.60%	2038	$750	$750
Long-term debt — unaffiliated (1)	7.03%	2030	41	42

Total long-term debt (2)			$791	$792

(1)	Principal and interest is paid quarterly.

(2)	Excludes $2.6 billion and $3.1 billion of long-term debt relating to CSEs at December 31, 2012 and 2011, respectively. See Note 7.

On December 23, 2010, Greater Sandhill I, LLC (“Greater Sandhill”), an affiliate of MLI-USA, issued to a third party $45 million of long-term notes maturing in 2030 with an interest rate of 7.03%. The notes were issued in exchange for certain investments, which are included in other invested assets. During the years ended December 31, 2012 and 2011, Greater Sandhill repaid $1 million and $3 million, respectively, of the long-term notes.

In December 2010, MetLife Insurance Company of Connecticut repaid the $200 million surplus note issued to MetLife Credit Corporation.

The aggregate maturities of long-term debt at December 31, 2012 are $1 million in each of 2013, 2014, 2015, 2016 and 2017, and $786 million thereafter.

Interest expense related to the Company’s indebtedness included in other expenses was $68 million, $67 million and $70 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Payments of interest and principal on the outstanding surplus notes, which are subordinate to all other obligations at the operating company level, may be made only with the prior approval of the insurance department of the state of domicile.

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

Common Stock

The Company has 40,000,000 authorized shares of common stock, 34,595,317 shares of which were outstanding at both December 31, 2012 and 2011. Of such outstanding shares, 30,000,000 shares are owned directly by MetLife and the remaining shares are owned by MetLife Investors Group, Inc.

Statutory Equity and Income

Each U.S. insurance company’s state of domicile imposes risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”) to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC (“Company Action RBC”). TAC for MetLife Insurance Company of Connecticut and its U.S. insurance subsidiary, MLI-USA, were in excess of four times Company Action RBC for all periods presented.

As of December 31, 2012, the Company’s sole foreign insurance subsidiary, MetLife Assurance Limited was regulated by authorities in the United Kingdom and was subject to minimum capital and solvency requirements before corrective action commences. As of December 31, 2012, the required capital and surplus was $143 million and the actual regulatory capital and surplus was $352 million. Each of the Company’s foreign insurance subsidiaries exceeded minimum capital and solvency requirements of their respective countries for all other periods presented.

MetLife Insurance Company of Connecticut and its insurance subsidiaries prepare statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile or applicable foreign jurisdiction. The NAIC has adopted the Codification of Statutory Accounting Principles (“Statutory Codification”). Statutory Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. Modifications by the various state insurance departments may impact the effect of Statutory Codification on the statutory capital and surplus of MetLife Insurance Company of Connecticut and MLI-USA.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Statutory net income (loss) of MetLife Insurance Company of Connecticut, a Connecticut domiciled insurer, was $848 million, $46 million and $668 million for the years ended December 31, 2012, 2011 and 2010, respectively. Statutory capital and surplus was $5.3 billion and $5.1 billion at December 31, 2012 and 2011, respectively. All such amounts are derived from the statutory-basis financial statements as filed with the Connecticut Insurance Department.

Statutory net income (loss) of MLI-USA, a Delaware domiciled insurer, was $84 million, $178 million and $2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Statutory capital and surplus was $1.7 billion at both December 31, 2012 and 2011. All such amounts are derived from the statutory-basis financial statements as filed with the Delaware Department of Insurance.

Dividend Restrictions

Under Connecticut State Insurance Law, MetLife Insurance Company of Connecticut is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to its stockholders as long as the amount of such dividends, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. MetLife Insurance Company of Connecticut will be permitted to pay a dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance (the “Connecticut Commissioner”) and the Connecticut Commissioner either approves the distribution of the dividend or does not disapprove the payment within 30 days after notice. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)” reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Connecticut Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. During the year ended December 31, 2012, MetLife Insurance Company of Connecticut paid total dividends of $706 million. During June 2012, the Company distributed all of the issued and outstanding shares of common stock of MetLife Europe to its stockholders as an in-kind extraordinary dividend of $202 million, as calculated on a statutory basis. Regulatory approval for this extraordinary dividend was obtained due to the timing of payment. During December 2012, MetLife Insurance Company of Connecticut paid a dividend to its stockholders in the amount of $504 million, which represented its ordinary dividend capacity at year-end 2012. Due to the June 2012 in-kind dividend, a portion of this was extraordinary and regulatory approval was obtained. During the years ended December 31, 2011 and 2010, MetLife Insurance Company of Connecticut paid a dividend of $517 million and $330 million, respectively. Based on amounts at December 31, 2012, MetLife Insurance Company of Connecticut could pay a stockholder dividend in 2013 of $1.3 billion without prior approval of the Connecticut Commissioner.

Under Delaware State Insurance Law, MLI-USA is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife Insurance Company of Connecticut as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its net statutory gain from operations for the immediately preceding calendar year (excluding realized capital gains). MLI-USA will be permitted to pay a dividend to MetLife Insurance Company of Connecticut in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner of Insurance (the “Delaware Commissioner”) and the Delaware Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

dividend that exceeds earned surplus (defined as “unassigned funds (surplus)”) as of the immediately preceding calendar year requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. During the years ended December 31, 2012, 2011 and 2010, MLI-USA did not pay dividends to MetLife Insurance Company of Connecticut. Because MLI-USA’s statutory unassigned funds were negative at December 31, 2012, MLI-USA cannot pay any dividends in 2013 without prior regulatory approval.

Other Comprehensive Income (Loss)

The following table sets forth the balance and changes in AOCI including reclassification adjustments required for the years ended December 31, 2012, 2011 and 2010 in OCI that are included as part of net income for the current year that have been reported as a part of OCI in the current or prior year:

	Years Ended December 31,
	2012	2011	2010
	(In millions)

Holding gains (losses) on investments arising during the year	$1,343	$3,157	$2,032
Income tax effect of holding gains (losses)	(495)	(1,111)	(705)
Reclassification adjustments for recognized holding (gains) losses included in current year income	95	(58)	(215)
Income tax effect of reclassification adjustments	(35)	20	74
Unrealized investment loss on dividend of subsidiary (see Note 3)	(3)	—	—
Income tax on unrealized investment loss on dividend of subsidiary (see Note 3)	1	—	—
Allocation of holding (gains) losses on investments relating to other policyholder amounts	(581)	(678)	(305)
Income tax effect of allocation of holding (gains) losses to other policyholder amounts	214	238	107

Net unrealized investment gains (losses), net of income tax	539	1,568	988
Foreign currency translation adjustments, net of income tax expense (benefit) of $2 million, ($2) million and ($1) million	31	(14)	(16)
Foreign currency translation adjustment on dividend of subsidiary, net of income tax expense (benefit) of $0, $0 and $0 (see Note 3)	59	—	—

Other comprehensive income (loss), excluding cumulative effect of change in accounting principle	629	1,554	972
Cumulative effect of change in accounting principle, net of income tax expense (benefit) of $0, $0 and $18 million (see Note 1)	—	—	34

Other comprehensive income (loss), net of income tax	$629	$1,554	$1,006

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

13.  Other Expenses

Information on other expenses was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)

Compensation	$364	$306	$283
Commissions	939	1,418	936
Volume-related costs	132	162	130
Affiliated interest costs on ceded reinsurance	271	271	162
Capitalization of DAC	(872)	(1,342)	(858)
Amortization of DAC and VOBA	941	1,156	770
Interest expense on debt and debt issuance costs	231	389	472
Premium taxes, licenses and fees	63	75	47
Professional services	25	50	38
Rent	37	29	29
Other	444	401	363

Total other expenses	$2,575	$2,915	$2,372

Capitalization of DAC and Amortization of DAC and VOBA

See Note 5 for additional information on DAC and VOBA including impacts of capitalization and amortization.

Interest Expense on Debt and Debt Issuance Costs

Interest expense on debt and debt issuance costs includes interest expense on debt (see Note 11) and interest expense related to CSEs (see Note 7).

Affiliated Expenses

Commissions, capitalization of DAC and amortization of DAC include the impact of affiliated reinsurance transactions.

See Notes 6, 11 and 16 for discussion of affiliated expenses included in the table above.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

14.  Income Tax

The provision for income tax from continuing operations was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Current:
Federal	$(235)	$(157)	$55
Foreign	(10)	(5)	(4)

Subtotal	(245)	(162)	51

Deferred:
Federal	617	643	257
Foreign	19	42	(5)

Subtotal	636	685	252

Provision for income tax expense (benefit)	$391	$523	$303

The Company’s income (loss) from continuing operations before income tax expense (benefit) from domestic and foreign operations was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Income (loss) from continuing operations:
Domestic	$1,608	$1,634	$1,071
Foreign	(2)	122	(49)

Total	$1,606	$1,756	$1,022

The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)

Tax provision at U.S. statutory rate	$562	$615	$358
Tax effect of:
Tax-exempt investment income	(71)	(71)	(67)
Prior year tax	3	(9)	8
Tax credits	(8)	(11)	(6)
Foreign tax rate differential	13	(1)	5
Change in valuation allowance	1	(2)	4
Goodwill impairment	(109)	—	—
Other, net	—	2	1

Provision for income tax expense (benefit)	$391	$523	$303

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2012	2011
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$829	$880
Net operating loss carryforwards	32	124
Employee benefits	3	—
Capital loss carryforwards	—	123
Investments, including derivatives	—	119
Tax credit carryforwards	92	160
Other	35	41

Total gross deferred income tax assets	991	1,447
Less: Valuation allowance	3	2

Total net deferred income tax assets	988	1,445

Deferred income tax liabilities:
Investments, including derivatives	258	—
Net unrealized investment gains	1,336	1,021
DAC and VOBA	1,317	1,350
Other	15	9

Total deferred income tax liabilities	2,926	2,380

Net deferred income tax asset (liability)	$(1,938)	$(935)

The following table sets forth the domestic, state, and foreign net operating loss carryforwards for tax purposes at December 31, 2012.

	Net Operating Loss Carryforwards
	Amount	Expiration
	(In millions)

Domestic	$60	Beginning in 2025
State	$33	Beginning in 2013
Foreign	$35	Indefinite

Domestic capital loss carryforwards of less than $1 million at December 31, 2012 will expire beginning in 2016. Tax credit carryforwards of $92 million at December 31, 2012 will expire beginning in 2026.

The Company has recorded a valuation allowance related to tax benefits of certain state net operating loss carryforwards. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain state net operating loss carryforwards will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable. In 2012, the Company recorded an overall increase to the deferred tax valuation allowance of $1 million.

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

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as a foreign jurisdiction. The Company is under continuous examination by the IRS and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations in major taxing jurisdictions for years prior to 2005. In 2012, the Company and the IRS completed and settled substantially all the issues identified in the audit years of 2005 and 2006. The issues not settled are under review at the IRS Appeals Division.

The Company’s liability for unrecognized tax benefits may increase or decrease in the next 12 months. A reasonable estimate of the increase or decrease cannot be made at this time. However, the Company continues to believe that the ultimate resolution of the pending issues will not result in a material change to its consolidated financial statements, although the resolution of income tax matters could impact the Company’s effective tax rate for a particular future period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)

Balance at January 1,	$29	$38	$44
Additions for tax positions of prior years	46	—	1
Reductions for tax positions of prior years	(76)	(3)	—
Additions for tax positions of current year	9	2	—
Reductions for tax positions of current year	(9)	(8)	(7)

Balance at December 31,	$(1)	$29	$38

Unrecognized tax benefits that, if recognized would impact the effective rate	$(1)	$(3)	$—

The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense.

Interest was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)

Interest recognized in the consolidated statements of operations	$(9)	$—	$5

	December 31,
	2012	2011
	(In millions)

Interest included in other liabilities in the consolidated balance sheets	$—	$9

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

The Company had no penalties for the years ended December 31, 2012, 2011 and 2010.

The U.S. Treasury Department and the IRS have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction (“DRD”), related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the federal statutory tax rate of 35%. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the years ended December 31, 2012 and 2011, the Company recognized an income tax benefit of $70 million and $73 million, respectively, related to the separate account DRD. The 2012 benefit included an expense of less than $1 million related to a true-up of the 2011 tax return. The 2011 benefit included a benefit of $3 million related to a true-up of the 2010 tax return.

15.  Contingencies, Commitments and Guarantees

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

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for some of the matters below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2012.

Matters as to Which an Estimate Can Be Made

For some of the matters discussed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

made. As of December 31, 2012, the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material for the Company.

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

Unclaimed Property Inquiries

In April 2012, MetLife, for itself and on behalf of entities including MetLife Insurance Company of Connecticut, reached agreements with representatives of the U.S. jurisdictions that were conducting audits of MetLife and certain of its affiliates for compliance with unclaimed property laws, and with state insurance regulators directly involved in a multistate targeted market conduct examination relating to claim-payment practices and compliance with unclaimed property laws. As of year-end 2012, the unclaimed property regulators of 39 states and the District of Columbia, and the insurance regulators of 48 states and the District of Columbia have accepted the respective agreements. Pursuant to the agreements, MetLife will, among other things, take specified action to identify liabilities under life insurance, annuity, and retained asset contracts, to adopt specified procedures for seeking to contact and pay owners of the identified liabilities, and, to the extent that it is unable to locate such owners, to escheat these amounts with interest at a specified rate to the appropriate states. On December 28, 2012, the West Virginia Treasurer filed an action against the Company in West Virginia state court alleging that the Company violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 14, 2012, the Treasurer filed a substantially identical suit against MLI-USA. At least one other jurisdiction is pursuing a similar market conduct examination. It is possible that other jurisdictions may pursue similar examinations, audits, or lawsuits and that such actions may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to the Company’s procedures. The Company is not currently able to estimate these additional possible costs.

Sales Practices Claims

Over the past several years, the Company has faced claims and regulatory inquires and investigations, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices matters.

Connecticut General Life Insurance Company (“Connecticut General”) and MetLife Insurance Company of Connecticut engaged in an arbitration proceeding to determine whether MetLife Insurance Company of Connecticut is owed money from Connecticut General or is required to refund several million dollars it collected and/or should stop submitting certain claims under reinsurance contracts in which Connecticut General reinsured

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

death benefits payable under certain MetLife Insurance Company of Connecticut annuities. The arbitration panel issued an interim final award, dated August 28, 2012, which states that MetLife Insurance Company of Connecticut shall pay Connecticut General $11,369,675 in damages incurred through the second quarter of 2011 to be offset against $7,028,955 in claims due to MetLife Insurance Company of Connecticut through the fourth quarter of 2011. These amounts are being settled in accordance with the terms of the interim final award. The award also will lead MetLife Insurance Company of Connecticut to stop submitting certain claims under the reinsurance contracts.

A former Tower Square Securities, Inc. (“Tower Square”) financial services representative is alleged to have misappropriated funds from customers. The Illinois Securities Division, the U.S. Postal Inspector, the IRS, the Financial Industry Regulatory Authority, Inc. and the U.S. Attorney’s Office conducted inquiries. Tower Square made remediation to all the affected customers. The Illinois Securities Division issued a Statement of Violations to Tower Square, and Tower Square conducted discussions with the Illinois Securities Division.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Consolidated Financial Statements — (Continued)

Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2012	2011
	(In millions)
Other Assets:
Premium tax offset for future undiscounted assessments	$19	$19
Premium tax offsets currently available for paid assessments	2	2

	$21	$21

Other Liabilities:
Insolvency assessments	$37	$39

On September 1, 2011, the New York State Department of Financial Services filed a liquidation plan for Executive Life Insurance Company of New York (“ELNY”), which had been under rehabilitation by the Liquidation Bureau since 1991. The plan will involve the satisfaction of insurers’ financial obligations under a number of state life and health insurance guaranty associations and also contemplates that additional industry support for certain ELNY policyholders will be provided. The Company recorded a net charge of $11 million, after tax, during the year ended December 31, 2011, related to ELNY.

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.0 billion and $1.2 billion at December 31, 2012 and 2011, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $181 million and $167 million at December 31, 2012 and 2011, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $144 million and $248 million at December 31, 2012 and 2011, respectively.

Other Commitments

The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At December 31, 2012 and 2011, the Company had agreed to fund up to $86 million and $90 million, respectively, of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $106 million and $109 million, respectively, to custody accounts to secure the demand notes. Each of these affiliates is permitted by contract to sell or repledge this collateral.

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

The Company has provided a guarantee on behalf of MLII that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $235 million and $272 million at December 31, 2012 and 2011, respectively. The Company does not hold any collateral related to this guarantee, but has a recorded liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at both December 31, 2012 and 2011. The remainder of the risk was ceded to external reinsurers.

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

	Years Ended December 31,
	2012	2011	2010
	(In millions)

Compensation	$360	$259	$244
Commissions	609	992	561
Volume-related costs	200	225	177
Professional services	22	20	16
Rent	37	26	26
Other	429	331	300

Total other expenses	$1,657	$1,853	$1,324

Revenues received from affiliates related to these agreements were recorded as follows:

	Years Ended December 31,
	2012	2011	2010
	(In millions)

Universal life and investment-type product policy fees	$179	$145	$114
Other revenues	$166	$136	$101

The Company had net receivables from affiliates of $107 million and $93 million at December 31, 2012 and 2011, respectively, related to the items discussed above. These amounts exclude affiliated reinsurance balances discussed in Note 6.

See Notes 6, 7 and 11 for additional information on related party transactions.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule I

Consolidated Summary of Investments —

Other Than Investments in Related Parties

December 31, 2012

(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. Treasury and agency securities	$7,678	$8,864	$8,864
Public utilities	4,091	4,759	4,759
State and political subdivision securities	2,002	2,329	2,329
Foreign government securities	876	1,088	1,088
All other corporate bonds	20,925	23,025	23,025

Total bonds	35,572	40,065	40,065
Mortgage-backed and asset-backed securities	9,917	10,347	10,347
Redeemable preferred stock	516	556	556

Total fixed maturity securities	46,005	50,968	50,968

Fair value option securities	8	9	9

Equity securities:
Common stock:
Industrial, miscellaneous and all other	160	177	177
Non-redeemable preferred stock	151	140	140

Total equity securities	311	317	317

Mortgage loans, net	9,157		9,157
Policy loans	1,216		1,216
Real estate and real estate joint ventures	708		708
Other limited partnership interests	1,848		1,848
Short-term investments	2,576		2,576
Other invested assets	2,961		2,961

Total investments	$64,790		$69,760

(1)

The Company’s fair value option securities portfolio is comprised of fixed maturity securities. Cost or amortized cost for fixed maturity securities and mortgage loans represents original cost reduced by repayments, valuation allowances and impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premiums or discounts; for equity securities, cost represents original cost reduced by impairments from other-than-temporary declines in estimated fair value; for real estate, cost represents original cost reduced by impairments and adjusted for valuation allowances and depreciation; for real estate joint ventures and other limited partnership interests cost represents original cost reduced for other-than-temporary impairments or original cost adjusted for equity in earnings and distributions.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule II

Condensed Financial Information

(Parent Company Only)

December 31, 2012 and 2011

(In millions, except share and per share data)

	2012	2011
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $32,018 and $31,856, respectively)	$35,152	$34,063
Equity securities available-for-sale, at estimated fair value (cost: $273 and $288, respectively)	277	244
Fair value option securities, at estimated fair value	—	40
Mortgage loans (net of valuation allowances of $22 and $37, respectively)	4,703	5,109
Policy loans	1,086	1,101
Real estate and real estate joint ventures	371	351
Other limited partnership interests	1,181	1,141
Short-term investments, principally at estimated fair value	1,833	1,581
Investment in subsidiaries	6,849	5,753
Loans to subsidiaries	305	305
Other invested assets, principally at estimated fair value	1,682	2,095

Total investments	53,439	51,783
Cash and cash equivalents, principally at estimated fair value	553	379
Accrued investment income	316	358
Premiums, reinsurance and other receivables	7,003	6,993
Receivables from subsidiaries	795	728
Deferred policy acquisition costs and value of business acquired	797	1,184
Current income tax recoverable	—	66
Goodwill	558	885
Other assets	140	155
Separate account assets	15,238	15,739

Total assets	$78,839	$78,270

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$19,632	$19,509
Policyholder account balances	24,039	24,605
Other policy-related balances	872	730
Payables for collateral under securities loaned and other transactions	6,477	6,375
Long-term debt — affiliated	750	750
Current income tax payable	3	—
Deferred income tax liability	255	42
Other liabilities	824	817
Separate account liabilities	15,238	15,739

Total liabilities	68,090	68,567

Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at December 31, 2012 and 2011	86	86
Additional paid-in capital	6,718	6,673
Retained earnings	1,545	1,173
Accumulated other comprehensive income (loss)	2,400	1,771

Total stockholders’ equity	10,749	9,703

Total liabilities and stockholders’ equity	$78,839	$78,270

See accompanying notes to the condensed financial information.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule II

Condensed Financial Information — (Continued)

(Parent Company Only)

For the Years Ended December 31, 2012, 2011 and 2010

(In millions)

	2012	2011	2010
Condensed Statements of Operations
Revenues
Premiums	$144	$148	$148
Universal life and investment-type product policy fees	662	632	633
Net investment income	1,854	1,943	2,018
Equity in earnings from subsidiaries	875	640	193
Other revenues	151	154	162
Net investment gains (losses)	20	14	102
Net derivative gains (losses)	(140)	241	(67)

Total revenues	3,566	3,772	3,189

Expenses
Policyholder benefits and claims	797	755	800
Interest credited to policyholder account balances	666	710	691
Goodwill impairment	327	—	—
Other expenses	584	784	744

Total expenses	2,374	2,249	2,235

Income (loss) from continuing operations before provision for income tax	1,192	1,523	954
Provision for income tax expense (benefit)	(23)	290	235

Income (loss) from continuing operations, net of income tax	1,215	1,233	719
Income (loss) from discontinued operations, net of income tax	8	—	—

Net income (loss)	$1,223	$1,233	$719

Comprehensive income (loss)	$1,852	$2,787	$1,725

See accompanying notes to the condensed financial information.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule II

Condensed Financial Information — (Continued)

(Parent Company Only)

For the Years Ended December 31, 2012, 2011 and 2010

(In millions)

	2012	2011	2010
Condensed Statements of Cash Flows
Cash flows from operating activities
Net cash provided by operating activities	$1,184	$886	$1,129
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	10,714	13,921	13,203
Equity securities	46	163	127
Mortgage loans	845	552	279
Real estate and real estate joint ventures	47	12	14
Other limited partnership interests	154	159	92
Purchases of:
Fixed maturity securities	(10,729)	(11,658)	(13,715)
Equity securities	(27)	(22)	(38)
Mortgage loans	(428)	(946)	(868)
Real estate and real estate joint ventures	(77)	(83)	(80)
Other limited partnership interests	(179)	(214)	(204)
Cash received in connection with freestanding derivatives	362	375	93
Cash paid in connection with freestanding derivatives	(322)	(453)	(102)
Returns of capital from subsidiaries	84	49	51
Capital contributions to subsidiaries	(166)	(422)	(198)
Issuances of loans to affiliates	—	(305)	—
Net change in policy loans	15	26	12
Net change in short-term investments	(251)	(487)	(169)
Net change in other invested assets	(50)	(16)	(254)

Net cash provided by (used in) investing activities	38	651	(1,757)

Cash flows from financing activities
Policyholder account balances:
Deposits	11,577	14,151	20,496
Withdrawals	(12,298)	(15,754)	(21,062)
Net change in payables for collateral under securities loaned and other transactions	102	(482)	1,295
Long-term debt repaid	—	—	(200)
Financing element on certain derivative instruments	75	127	(24)
Return of capital	—	(47)	—
Dividends on common stock	(504)	(517)	(330)

Net cash (used in) provided by financing activities	(1,048)	(2,522)	175

Change in cash and cash equivalents	174	(985)	(453)
Cash and cash equivalents, beginning of year	379	1,364	1,817

Cash and cash equivalents, end of year	$553	$379	$1,364

Supplemental disclosures of cash flow information:
Net cash paid (received) for:
Interest	$64	$64	$74

Income tax	$(194)	$(66)	$98

Non-cash transactions:
Capital contribution from MetLife, Inc.	$45	$—	$—

Returns of capital from subsidiaries	$202	$—	$—

Capital contributions to subsidiaries	$31	$—	$—

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

Certain amounts in the prior years’ condensed unconsolidated financial statements have been reclassified to conform with the 2012 presentation.

2.  Support Agreement

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule III

Consolidated Supplementary Insurance Information

December 31, 2012, 2011 and 2010

(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Revenue (1)
2012
Retail	$3,785	$9,357	$28,287	$158
Corporate Benefit Funding	8	15,078	8,688	2
Corporate & Other	—	6,288	1	—

Total	$3,793	$30,723	$36,976	$160

2011
Retail	$4,047	$7,915	$30,001	$184
Corporate Benefit Funding	13	14,042	8,375	2
Corporate & Other	128	6,515	3,699	72

Total	$4,188	$28,472	$42,075	$258

2010
Retail	$4,303	$6,755	$27,580	$217
Corporate Benefit Funding	9	12,996	9,452	—
Corporate & Other	79	6,099	2,259	45

Total	$4,391	$25,850	$39,291	$262

(1)	Amounts are included within future policy benefits and other policy-related balances.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule III

Consolidated Supplementary Insurance Information — (Continued)

December 31, 2012, 2011 and 2010

(In millions)

Segment	Premium Revenue and Policy Charges	Net Investment Income	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses	Other Operating Expenses (1)	Premiums Written (Excluding Life)
2012
Retail	$2,716	$1,434	$2,037	$929	$1,330	$6
Corporate Benefit Funding	658	1,111	1,318	10	36	—
Corporate & Other	148	407	187	2	268	—

Total	$3,522	$2,952	$3,542	$941	$1,634	$6

2011
Retail	$2,596	$1,360	$1,984	$1,146	$1,205	$8
Corporate Benefit Funding	1,105	1,142	1,763	4	36	—
Corporate & Other	83	572	102	6	518	—

Total	$3,784	$3,074	$3,849	$1,156	$1,759	$8

2010
Retail	$2,019	$1,381	$1,670	$758	$1,029	$5
Corporate Benefit Funding	672	1,098	1,341	2	32	—
Corporate & Other	15	674	165	10	541	—

Total	$2,706	$3,153	$3,176	$770	$1,602	$5

(1)	Includes other expenses, excluding amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) charged to other expenses.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule IV

Consolidated Reinsurance

December 31, 2012, 2011 and 2010

(In millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2012
Life insurance in-force	$428,803	$391,045	$7,750	$45,508	17.0%

Insurance premium
Life insurance	$1,815	$572	$11	$1,254	0.9%
Accident and health insurance	248	241	—	7	— %

Total insurance premium	$2,063	$813	$11	$1,261	0.9%

2011
Life insurance in-force	$378,153	$340,477	$8,085	$45,761	17.7%

Insurance premium
Life insurance	$2,180	$366	$7	$1,821	0.4%
Accident and health insurance	249	242	—	7	— %

Total insurance premium	$2,429	$608	$7	$1,828	0.4%

2010
Life insurance in-force	$326,366	$289,559	$8,217	$45,024	18.3%

Insurance premium
Life insurance	$1,310	$263	$13	$1,060	1.2%
Accident and health insurance	249	242	—	7	— %

Total insurance premium	$1,559	$505	$13	$1,067	1.2%

For the year ended December 31, 2012, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $237.2 billion and $7.8 billion, respectively, and life insurance premiums of $478 million and $11 million, respectively. For the year ended December 31, 2011, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $195.2 billion and $8.1 billion, respectively, and life insurance premiums of $286 million and $7 million, respectively. For the year ended December 31, 2010, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $156.6 billion and $8.2 billion, respectively, and life insurance premiums of $191 million and $13 million, respectively.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has documented and evaluated the effectiveness of the internal control of the Company at December 31, 2012 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, MetLife Insurance Company of Connecticut maintained effective internal control over financial reporting at December 31, 2012.

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

Independent Auditor’s Fees for 2012 and 2011 (1)

The following table presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2012 and 2011.

	2012	2011
	(In millions)

Audit Fees (2)	$5.93	$5.93
Audit-Related Fees (3)	$0.06	$0.06
Tax Fees (4)	$—	$—
All Other Fees (5)	$—	$—

(1)	All fees shown in the table were related to services that were approved by the Audit Committee of MetLife, Inc. (“Audit Committee”).

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

(5)	Fees for other types of permitted services, principally management advisory services involving review of operations and technology and information systems.

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

Part IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1. Financial Statements

The financial statements are listed in the Index to Consolidated Financial Statements and Schedules on page 74.

2. Financial Statement Schedules

The financial statement schedules are listed in the Index to Consolidated Financial Statements and Schedules on page 74.

3. Exhibits

The exhibits are listed in the Exhibit Index which begins on page E-1.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 22, 2013

METLIFE INSURANCE COMPANY OF CONNECTICUT

By	/s/ Eric T. Steigerwalt
Name: Eric T. Steigerwalt
Title: Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elizabeth M. Forget	Director	March 22, 2013
Elizabeth M. Forget

/s/ Gene L. Lunman	Director	March 22, 2013
Gene L. Lunman

/s/ Eric T. Steigerwalt	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 22, 2013
Eric T. Steigerwalt

/s/ Stanley J. Talbi	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 22, 2013
Stanley J. Talbi

/s/ Peter M. Carlson	Executive Vice President, Finance Operations and Chief Accounting Officer (Principal Accounting Officer)	March 22, 2013
Peter M. Carlson

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

3.1

Charter of The Travelers Insurance Company (now MetLife Insurance Company of Connecticut), as effective October 19, 1994. (Incorporated by reference to Exhibit 3.1 to MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report”)).

3.2

Certificate of Amendment of the Charter as Amended and Restated of MetLife Insurance Company of Connecticut, as effective May 1, 2006 (the “Certificate of Amendment”). (Incorporated by reference to Exhibit 3.2 to the 2010 Annual Report).

3.3	Certificate of Correction to the Certificate of Amendment, filed April 9, 2007.

3.4	By-laws of MetLife Insurance Company of Connecticut, as effective October 20, 1994. (Incorporated by reference to Exhibit 3.4 to the 2010 Annual Report).

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-1