Form 10-Q
period 2013-03-31
MetLife Insurance CO of Connecticut
filed 2013-05-10
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

At May 10, 2013, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares were owned directly by MetLife, Inc. and the remaining 4,595,317 shares were owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife Insurance Company of Connecticut and its subsidiaries. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife Insurance Company of Connecticut’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect our ability to meet liquidity needs and access capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain affiliated captive reinsurers or hedging arrangements associated with those risks; (3) exposure to financial and capital market risk, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact of comprehensive financial services regulation reform on us; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (11) impairments of goodwill and realized losses or market value impairments to illiquid assets; (12) defaults on our mortgage loans; (13) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (14) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (15) downgrades in our claims paying ability, financial strength ratings or those of MetLife’s other insurance subsidiaries, or MetLife’s credit ratings; (16) an inability of MetLife to access its credit facilities; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (18) differences between actual claims experience and underwriting and reserving assumptions; (19) ineffectiveness of MetLife’s risk management policies and procedures; (20) catastrophe losses; (21) increasing cost and limited market capacity for statutory life insurance reserve financings; (22) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (23) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (24) our ability to address unforeseen liabilities, asset impairments, or rating actions arising from acquisitions or dispositions and to successfully integrate and manage the growth of acquired businesses with minimal disruption; (25) changes in accounting standards, practices and/or policies; (26) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (27) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (28) inability to attract and retain sales representatives; (29) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning; (30) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (31) other risks and uncertainties described from time to time in MetLife Insurance Company of Connecticut’s filings with the SEC.

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

Part I — Financial Information

Item 1.  Financial Statements

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Balance Sheets

March 31, 2013 (Unaudited) and December 31, 2012

(In millions, except share and per share data)

	March 31, 2013	December 31, 2012
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $46,859 and $46,005, respectively)	$51,300	$50,968
Equity securities available-for-sale, at estimated fair value (cost: $351 and $311, respectively)	374	317
Fair value option securities, at estimated fair value	9	9
Mortgage loans (net of valuation allowances of $35 and $35, respectively; includes $2,407 and $2,666, respectively, at estimated fair value, relating to variable interest entities)	8,901	9,157
Policy loans	1,212	1,216
Real estate and real estate joint ventures	729	708
Other limited partnership interests	2,013	1,848
Short-term investments, principally at estimated fair value	2,364	2,576
Other invested assets, principally at estimated fair value	2,741	2,961

Total investments	69,643	69,760
Cash and cash equivalents, principally at estimated fair value	1,276	895
Accrued investment income (includes $11 and $13, respectively, relating to variable interest entities)	599	575
Premiums, reinsurance and other receivables	22,075	22,143
Deferred policy acquisition costs and value of business acquired	4,046	3,793
Current income tax recoverable	122	135
Goodwill	559	559
Other assets	807	822
Separate account assets	91,307	86,114

Total assets	$190,434	$184,796

Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$27,780	$27,585
Policyholder account balances	37,125	36,976
Other policy-related balances	3,159	3,138
Payables for collateral under securities loaned and other transactions	9,100	8,399
Long-term debt (includes $2,292 and $2,559, respectively, at estimated fair value, relating to variable interest entities)	3,083	3,350
Deferred income tax liability	1,868	1,938
Other liabilities (includes $10 and $13, respectively, relating to variable interest entities)	6,212	6,547
Separate account liabilities	91,307	86,114

Total liabilities	179,634	174,047

Contingencies, Commitments and Guarantees (Note 9)
Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at March 31, 2013 and December 31, 2012	86	86
Additional paid-in capital	6,718	6,718
Retained earnings	2,010	1,545
Accumulated other comprehensive income (loss)	1,986	2,400

Total stockholders’ equity	10,800	10,749

Total liabilities and stockholders’ equity	$190,434	$184,796

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

(In millions)

	Three Months Ended March 31,
	2013	2012
Revenues
Premiums	$151	$380
Universal life and investment-type product policy fees	564	544
Net investment income	730	892
Other revenues	157	123
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(2)	(13)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(7)	(2)
Other net investment gains (losses)	75	19

Total net investment gains (losses)	66	4
Net derivative gains (losses)	113	(439)

Total revenues	1,781	1,504

Expenses
Policyholder benefits and claims	414	589
Interest credited to policyholder account balances	264	439
Other expenses	408	457

Total expenses	1,086	1,485

Income (loss) before provision for income tax	695	19
Provision for income tax expense (benefit)	230	—

Net income (loss)	$465	$19

Comprehensive income (loss)	$51	$(128)

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Total Stockholders’ Equity
Balance at December 31, 2012	$86	$6,718	$1,545	$2,487	$(38)	$(49)	$10,749
Net income (loss)			465				465
Other comprehensive income (loss), net of income tax				(367)	9	(56)	(414)

Balance at March 31, 2013	$86	$6,718	$2,010	$2,120	$(29)	$(105)	$10,800

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Total Stockholders’ Equity
Balance at December 31, 2011	$86	$6,673	$1,173	$1,984	$(74)	$(139)	$9,703
Net income (loss)			19				19
Other comprehensive income (loss), net of income tax				(176)	4	25	(147)

Balance at March 31, 2012	$86	$6,673	$1,192	$1,808	$(70)	$(114)	$9,575

See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Interim Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

(In millions)

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$460	$397

Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	4,037	2,923
Equity securities	24	26
Mortgage loans	373	362
Real estate and real estate joint ventures	3	4
Other limited partnership interests	27	77
Purchases of:
Fixed maturity securities	(5,275)	(2,595)
Equity securities	(63)	(2)
Mortgage loans	(132)	(109)
Real estate and real estate joint ventures	(32)	(5)
Other limited partnership interests	(131)	(74)
Cash received in connection with freestanding derivatives	30	104
Cash paid in connection with freestanding derivatives	(218)	(231)
Net change in policy loans	4	(36)
Net change in short-term investments	215	731
Net change in other invested assets	(21)	(10)

Net cash provided by (used in) investing activities	(1,159)	1,165

Cash flows from financing activities
Policyholder account balances:
Deposits	4,296	3,579
Withdrawals	(3,638)	(4,428)
Net change in payables for collateral under securities loaned and other transactions	701	(75)
Long-term debt repaid	(246)	(121)
Financing element on certain derivative instruments	(17)	(3)

Net cash provided by (used in) financing activities	1,096	(1,048)

Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(16)	4

Change in cash and cash equivalents	381	518
Cash and cash equivalents, beginning of period	895	745

Cash and cash equivalents, end of period	$1,276	$1,263

Supplemental disclosures of cash flow information:
Net cash paid (received) for:
Interest	$37	$44

Income tax	$17	$(1)

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

The Company uses the equity method of accounting for investments in equity securities when it has significant influence or at least a 20% interest and for investments in real estate joint ventures and other limited partnership interests (“investees”) when it has more than a minor ownership interest or more than minor influence over the investee’s operations, but does not have a controlling financial interest. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period. The Company uses the cost method of accounting for investments in which it has virtually no influence over the investee’s operations.

Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the 2013 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.

Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.

The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2013, its consolidated results of operations and comprehensive income for the three months ended March 31, 2013 and 2012, its consolidated statements of stockholders’ equity for the

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

three months ended March 31, 2013 and 2012, and its consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2012 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2012 Annual Report.

Adoption of New Accounting Pronouncements

Effective January 1, 2013, the Company adopted new guidance regarding comprehensive income that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption was prospectively applied and resulted in additional disclosures. See Note 7 for expanded disclosures.

Effective January 1, 2013, the Company adopted new guidance regarding balance sheet offsetting disclosures which requires an entity to disclose information about offsetting and related arrangements for derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions, to enable users of its financial statements to understand the effects of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of the guidance is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The adoption was retrospectively applied and resulted in additional disclosures related to derivatives. See Note 5 for such expanded disclosures.

Future Adoption of New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding foreign currency (Accounting Standards Update (“ASU”) 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity), effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The amendments require an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to apply the guidance in Subtopic 830-30, Foreign Currency Matters — Translation of Financial Statements, to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in section 830-30-40, Derecognition, still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

upon a partial sale of such an equity method investment. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

Corporate & Other

Corporate & Other contains the excess capital not allocated to the segments, various start-up and run-off businesses, the Company’s ancillary international operations, interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues. Start-up business includes direct and digital marketing products. Corporate & Other also includes the elimination of intersegment amounts.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Financial Measures and Segment Accounting Policies

Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is the Company’s measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for net income (loss). The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business.

Operating earnings is defined as operating revenues less operating expenses, both net of income tax.

Operating revenues excludes net investment gains (losses) and net derivative gains (losses). Operating expenses excludes goodwill impairments.

The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•

Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”); and

•

Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes certain amounts related to contractholder-directed unit-linked investments, and (iv) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP.

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

•

Amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (‘VOBA”) excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

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

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2013 and 2012. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.

Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s and the Company’s business.

MetLife’s economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, operating earnings or net income (loss).

	Operating Earnings
Three Months Ended March 31, 2013	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$74	$68	$9	$151	$—	$151
Universal life and investment-type product policy fees	521	9	—	530	34	564
Net investment income	400	296	37	733	(3)	730
Other revenues	156	1	—	157	—	157
Net investment gains (losses)	—	—	—	—	66	66
Net derivative gains (losses)	—	—	—	—	113	113

Total revenues	1,151	374	46	1,571	210	1,781

Expenses
Policyholder benefits and claims	146	208	9	363	51	414
Interest credited to policyholder account balances	229	37	—	266	(2)	264
Capitalization of DAC	(148)	(2)	(4)	(154)	—	(154)
Amortization of DAC and VOBA	114	2	—	116	(90)	26
Interest expense on debt	—	—	17	17	34	51
Other expenses	466	12	7	485	—	485

Total expenses	807	257	29	1,093	(7)	1,086

Provision for income tax expense (benefit)	120	41	(9)	152	78	230

Operating earnings	$224	$76	$26	326

Adjustments to:
Total revenues				210
Total expenses				7
Provision for income tax (expense) benefit				(78)

Net income (loss)				$465		$465

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
Three Months Ended March 31, 2012	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$182	$117	$81	$380	$—	$380
Universal life and investment-type product policy fees	500	8	8	516	28	544
Net investment income	374	283	51	708	184	892
Other revenues	122	1	—	123	—	123
Net investment gains (losses)	—	—	—	—	4	4
Net derivative gains (losses)	—	—	—	—	(439)	(439)

Total revenues	1,178	409	140	1,727	(223)	1,504

Expenses
Policyholder benefits and claims	233	237	78	548	41	589
Interest credited to policyholder account balances	240	45	—	285	154	439
Capitalization of DAC	(253)	(3)	(21)	(277)	—	(277)
Amortization of DAC and VOBA	170	7	2	179	(141)	38
Interest expense on debt	—	—	17	17	43	60
Other expenses	575	10	56	641	(5)	636

Total expenses	965	296	132	1,393	92	1,485

Provision for income tax expense (benefit)	74	39	(13)	100	(100)	—

Operating earnings	$139	$74	$21	234

Adjustments to:
Total revenues				(223)
Total expenses				(92)
Provision for income tax (expense) benefit				100

Net income (loss)				$19		$19

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2013	December 31, 2012
	(In millions)
Retail	$141,778	$136,333
Corporate Benefit Funding	35,413	33,140
Corporate & Other	13,243	15,323

Total	$190,434	$184,796

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

3.  Insurance

Guarantees

As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report, the Company issues variable annuity products with guaranteed minimum benefits. The non-life contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of certain GMIBs that does not require annuitization are accounted for as embedded derivatives in PABs and are further discussed in Note 5.

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

The amounts in the table below include direct business, but exclude offsets from hedging or reinsurance, if any. As discussed in Note 6 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report, the Company has reinsured substantially all of the living and death benefit guarantees associated with variable annuities issued since 2006 to an affiliated reinsurer, and certain portions of living and death benefit guarantees associated with variable annuities issued prior to 2006 to affiliated and unaffiliated reinsurers. Therefore, the NARs presented below reflect the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	March 31, 2013		December 31, 2012
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value	$94,191	$54,313	$89,671	$51,411
Separate account value	$89,174	$52,853	$84,106	$49,778
Net amount at risk	$2,343	$1,514	$3,117	$2,316
Average attained age of contractholders	64 years	64 years	63 years	63 years

	March 31, 2013	December 31, 2012
	Secondary Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$5,946	$5,812
Net amount at risk	$88,178	$86,468
Average attained age of policyholders	58 years	58 years

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

4.  Investments

Fixed Maturity and Equity Securities Available-for-Sale

Fixed Maturity and Equity Securities Available-for-Sale by Sector

The following table presents the fixed maturity and equity securities available-for-sale (“AFS”) by sector. The unrealized loss amounts presented below include the noncredit loss component of other-than-temporary impairment (“OTTI”) losses. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities and non-redeemable preferred stock is reported within equity securities.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Included within fixed maturity securities are structured securities including residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”).

	March 31, 2013					December 31, 2012
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities:
U.S. corporate	$16,822	$1,917	$82	$—	$18,657	$16,914	$2,063	$82	$—	$18,895
U.S. Treasury and agency	9,691	946	4	—	10,633	7,678	1,186	—	—	8,864
Foreign corporate	8,432	794	37	—	9,189	8,618	853	26	—	9,445
RMBS	4,883	334	35	47	5,135	5,492	360	50	64	5,738
ABS	2,318	61	12	—	2,367	2,204	67	18	—	2,253
State and political subdivision	1,970	347	27	—	2,290	2,002	354	27	—	2,329
CMBS	1,868	110	4	—	1,974	2,221	141	6	—	2,356
Foreign government	875	183	3	—	1,055	876	214	2	—	1,088

Total fixed maturity securities	$46,859	$4,692	$204	$47	$51,300	$46,005	$5,238	$211	$64	$50,968

Equity securities:
Common stock	$165	$29	$1	$—	$193	$160	$18	$1	$—	$177
Non-redeemable preferred stock	186	8	13	—	181	151	11	22	—	140

Total equity securities	$351	$37	$14	$—	$374	$311	$29	$23	$—	$317

The Company held non-income producing fixed maturity securities with an estimated fair value of $22 million at both March 31, 2013 and December 31, 2012, with unrealized gains (losses) of $4 million and $3 million at March 31, 2013 and December 31, 2012, respectively.

Maturities of Fixed Maturity Securities

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at:

	March 31, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$4,355	$4,391	$4,831	$4,875
Due after one year through five years	10,067	10,593	8,646	9,192
Due after five years through ten years	7,843	8,785	7,967	8,960
Due after ten years	15,525	18,055	14,644	17,594

Subtotal	37,790	41,824	36,088	40,621
Structured securities (RMBS, ABS and CMBS)	9,069	9,476	9,917	10,347

Total fixed maturity securities	$46,859	$51,300	$46,005	$50,968

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been presented in the year of final contractual maturity. RMBS, ABS and CMBS are shown separately, as they are not due at a single maturity.

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

	March 31, 2013				December 31, 2012
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities:
U.S. corporate	$1,043	$29	$469	$53	$784	$16	$621	$66
U.S. Treasury and agency	246	4	—	—	200	—	—	—
Foreign corporate	563	19	161	18	494	8	203	18
RMBS	144	2	621	80	62	6	781	108
ABS	397	1	222	11	208	1	266	17
State and political subdivision	56	2	55	25	44	2	55	25
CMBS	75	1	51	3	59	1	101	5
Foreign government	128	3	—	—	116	2	—	—

Total fixed maturity securities	$2,652	$61	$1,579	$190	$1,967	$36	$2,027	$239

Equity securities:
Common stock	$3	$—	$7	$1	$10	$1	$7	$—
Non-redeemable preferred stock	23	—	44	13	—	—	50	22

Total equity securities	$26	$—	$51	$14	$10	$1	$57	$22

Total number of securities in an unrealized loss position	432		361		327		420

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities

As described more fully in Notes 1 and 7 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities, equity securities and perpetual hybrid securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.

Current Period Evaluation

Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired at March 31, 2013. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.

Gross unrealized losses on fixed maturity securities in an unrealized loss position decreased $24 million during the three months ended March 31, 2013 from $275 million to $251 million. The decline in, or improvement in, gross unrealized losses for the three months ended March 31, 2013, was primarily attributable to narrowing credit spreads, partially offset by an increase in interest rates.

At March 31, 2013, $74 million of the total $251 million of gross unrealized losses were from 25 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Investment Grade Fixed Maturity Securities

Of the $74 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $52 million, or 70%, are related to gross unrealized losses on 12 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed rate fixed maturity securities, rising interest rates since purchase.

Below Investment Grade Fixed Maturity Securities

Of the $74 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $22 million, or 30%, are related to gross unrealized losses on 13 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans) and U.S and foreign corporate securities (primarily industrial industry securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over the financial services industry sector, unemployment levels and valuations of residential real estate supporting non-agency RMBS. Management evaluates these U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuer; and evaluates non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security.

Equity Securities

Equity securities in an unrealized loss position decreased $9 million during the three months ended March 31, 2013 from $23 million to $14 million. Of the $14 million, $9 million were from three equity securities with gross unrealized losses of 20% or more of cost for 12 months or greater, all of which were financial services industry investment grade non-redeemable preferred stock, of which 51% were rated A, AA, or AAA.

Fair Value Option Securities

See Note 6 for tables that present fair value option (“FVO”) securities. See “— Net Investment Income” and “— Net Investment Gains (Losses)” for the net investment income recognized on FVO securities and the related changes in estimated fair value subsequent to purchase included in net investment income and net investment gains (losses) for securities still held as of the end of the respective periods, as applicable.

Mortgage Loans

Mortgage Loans by Portfolio Segment

Mortgage loans are summarized as follows at:

	March 31, 2013		December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans:
Commercial	$5,269	59.2%	$5,266	57.5%
Agricultural	1,260	14.2	1,260	13.8

Subtotal (1)	6,529	73.4	6,526	71.3
Valuation allowances	(35)	(0.4)	(35)	(0.4)

Subtotal mortgage loans, net	6,494	73.0	6,491	70.9
Commercial mortgage loans held by CSEs	2,407	27.0	2,666	29.1

Total mortgage loans, net	$8,901	100.0%	$9,157	100.0%

(1)	There were no mortgage loan purchases for both the three months ended March 31, 2013 and 2012.

See “— Variable Interest Entities” for discussion of consolidated securitization entities (“CSEs”).

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Loans and Valuation Allowance by Portfolio Segment

The carrying value prior to valuation allowance (“recorded investment”) in mortgage loans, by portfolio segment, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, were as follows:

	March 31, 2013			December 31, 2012
	Commercial	Agricultural	Total	Commercial	Agricultural	Total
	(In millions)
Mortgage loans:
Evaluated individually for credit losses	$72	$—	$72	$76	$—	$76
Evaluated collectively for credit losses	5,197	1,260	6,457	5,190	1,260	6,450

Total mortgage loans	5,269	1,260	6,529	5,266	1,260	6,526

Valuation allowances:
Specific credit losses	5	—	5	11	—	11
Non-specifically identified credit losses	27	3	30	21	3	24

Total valuation allowances	32	3	35	32	3	35

Mortgage loans, net of valuation allowance	$5,237	$1,257	$6,494	$5,234	$1,257	$6,491

Valuation Allowance Rollforward by Portfolio Segment

The changes in the valuation allowance, by portfolio segment, were as follows:

	Commercial	Agricultural	Total
		(In millions)
For the Three Months Ended March 31, 2013:
Balance, beginning of period	$32	$3	$35
Provision (release)	—	—	—

Balance, end of period	$32	$3	$35

For the Three Months Ended March 31, 2012:
Balance, beginning of period	$58	$3	$61
Provision (release)	(4)	—	(4)

Balance, end of period	$54	$3	$57

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Quality of Commercial Mortgage Loans

Information about the credit quality of commercial mortgage loans is presented below at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
March 31, 2013:
Loan-to-value ratios:
Less than 65%	$3,931	$105	$66	$4,102	77.8%	$4,544	79.1%
65% to 75%	605	31	27	663	12.6	691	12.0
76% to 80%	389	12	26	427	8.1	444	7.7
Greater than 80%	39	16	22	77	1.5	68	1.2

Total	$4,964	$164	$141	$5,269	100.0%	$5,747	100.0%

December 31, 2012:
Loan-to-value ratios:
Less than 65%	$3,888	$106	$89	$4,083	77.5%	$4,459	78.5%
65% to 75%	626	32	27	685	13.0	711	12.5
76% to 80%	343	8	57	408	7.8	428	7.6
Greater than 80%	39	28	23	90	1.7	81	1.4

Total	$4,896	$174	$196	$5,266	100.0%	$5,679	100.0%

Credit Quality of Agricultural Mortgage Loans

Information about the credit quality of agricultural mortgage loans is presented below at:

	March 31, 2013		December 31, 2012
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$1,170	92.9%	$1,184	94.0%
65% to 75%	90	7.1	76	6.0

Total	$1,260	100.0%	$1,260	100.0%

The estimated fair value of agricultural mortgage loans was $1.3 billion at both March 31, 2013 and December 31, 2012.

Past Due and Interest Accrual Status of Mortgage Loans

The Company has a high quality, well performing, mortgage loan portfolio, with 99% of mortgage loans classified as performing at March 31, 2013 and all mortgage loans classified as performing at December 31, 2012. The Company defines delinquent mortgage loans consistent with industry practice, when interest and principal payments are past due as follows: commercial mortgage loans — 60 days; and agricultural mortgage

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

loans — 90 days. The Company had no mortgage loans past due and one commercial mortgage loan in nonaccrual status with a recorded investment of $22 million at March 31, 2013. The Company had no mortgage loans past due and no loans in nonaccrual status at December 31, 2012.

Impaired Mortgage Loans

Information regarding impaired mortgage loans including those modified in a troubled debt restructuring, by portfolio segment, were as follows at:

	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value
	(In millions)
March 31, 2013:
Commercial	$22	$22	$5	$17	$53	$50	$75	$67
December 31, 2012:
Commercial	$76	$76	$11	$65	$—	$—	$76	$65

Unpaid principal balance is generally prior to any charge-offs.

The average recorded investment in impaired mortgage loans, including those modified in a troubled debt restructuring, and the related interest income, which is primarily recognized on a cash basis, by portfolio segment, was:

	Impaired Mortgage Loans
	Average Recorded Investment	Interest Income
	(In millions)
For the Three Months Ended March 31, 2013:
Commercial	$74	$1
For the Three Months Ended March 31, 2012:
Commercial	$30	$1

Mortgage Loans Modified in a Troubled Debt Restructuring

At March 31, 2013 and 2012, the Company had no mortgage loans modified during the period in a troubled debt restructuring.

During the three months ended March 31, 2013 and 2012, the Company had no mortgage loans with subsequent payment defaults that were modified in a troubled debt restructuring during the previous 12 months. Payment default is determined in the same manner as delinquency status — when interest and principal payments are past due as described above.

Cash Equivalents

The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $894 million and $654 million at March 31, 2013 and December 31, 2012, respectively.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Unrealized Investment Gains (Losses)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2013	December 31, 2012
	(In millions)
Fixed maturity securities	$4,478	$5,019
Fixed maturity securities with noncredit OTTI losses in AOCI	(47)	(64)

Total fixed maturity securities	4,431	4,955
Equity securities	29	12
Derivatives	227	243
Short-term investments	(1)	(2)
Other	(14)	(17)

Subtotal	4,672	5,191

Amounts allocated from:
Insurance liability loss recognition	(944)	(739)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	1	4
DAC and VOBA	(543)	(671)

Subtotal	(1,486)	(1,406)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	17	22
Deferred income tax benefit (expense)	(1,112)	(1,358)

Net unrealized investment gains (losses)	$2,091	$2,449

The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
	(In millions)
Balance, beginning of period	$(64)	$(125)
Noncredit OTTI losses and subsequent changes recognized (1)	7	(3)
Securities sold with previous noncredit OTTI loss	7	35
Subsequent changes in estimated fair value	3	29

Balance, end of period	$(47)	$(64)

(1)	Noncredit OTTI losses and subsequent changes recognized, net of DAC, were $5 million for both the three months ended March 31, 2013 and year ended December 31, 2012.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2013
(In millions)
Balance, beginning of period	$2,449
Fixed maturity securities on which noncredit OTTI losses have been recognized	17
Unrealized investment gains (losses) during the period	(536)
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(205)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(3)
DAC and VOBA	128
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(5)
Deferred income tax benefit (expense)	246

Balance, end of period	$2,091

Change in net unrealized investment gains (losses)	$(358)

Concentrations of Credit Risk

There were no investments in any counterparty that were greater than 10% of the Company’s stockholders’ equity, other than the U.S. government and its agencies, at both March 31, 2013 and December 31, 2012.

Securities Lending

The Company participates in a securities lending program. Elements of the securities lending program are presented below at:

	March 31, 2013	December 31, 2012
	(In millions)
Securities on loan: (1)
Amortized cost	$7,271	$6,154
Estimated fair value	$8,097	$7,339
Cash collateral on deposit from counterparties (2)	$8,274	$7,502
Security collateral on deposit from counterparties (3)	$22	$51
Reinvestment portfolio — estimated fair value	$8,357	$7,533

(1)	Included within fixed maturity securities, short-term investments and equity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

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

	March 31, 2013	December 31, 2012
	(In millions)
Invested assets on deposit (regulatory deposits)	$58	$58
Invested assets pledged as collateral (1)	1,505	1,569

Total invested assets on deposit and pledged as collateral	$1,563	$1,627

(1)

The Company has pledged fixed maturity securities, mortgage loans and cash and cash equivalents in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report) and derivative transactions (see Note 5).

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

Consolidated VIEs

The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at March 31, 2013 and December 31, 2012. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	March 31, 2013	December 31, 2012
	(In millions)
CSEs: (1)
Assets:
Mortgage loans (commercial mortgage loans)	$2,407	$2,666
Accrued investment income	11	13

Total assets	$2,418	$2,679

Liabilities:
Long-term debt	$2,292	$2,559
Other liabilities	10	13

Total liabilities	$2,302	$2,572

(1)

The Company consolidates former qualified special purpose entities (“QSPEs”) that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in the former QSPEs of $100 million and $92 million at estimated fair value at March 31, 2013 and December 31, 2012, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $34 million and $43 million for the three months ended March 31, 2013 and 2012, respectively.

Unconsolidated VIEs

The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2013		December 31, 2012
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, ABS and CMBS) (2)	$9,476	$9,476	$10,347	$10,347
U.S. and foreign corporate	632	632	651	651
Other limited partnership interests	1,502	2,008	1,408	1,930
Real estate joint ventures	68	72	71	74

Total	$11,678	$12,188	$12,477	$13,002

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

As described in Note 9, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the three months ended March 31, 2013 and 2012.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Investment income:
Fixed maturity securities	$542	$533
Equity securities	2	2
FVO securities — FVO general account securities (1)	2	—
Mortgage loans	82	90
Policy loans	14	15
Real estate and real estate joint ventures	8	14
Other limited partnership interests	79	48
Cash, cash equivalents and short-term investments	2	1
International joint ventures	(10)	(1)
Other	—	1

Subtotal	721	703
Less: Investment expenses	28	24

Subtotal, net	693	679

FVO securities — FVO contractholder-directed unit-linked investments (1)	—	168
FVO CSEs — interest income:
Commercial mortgage loans	37	45

Subtotal	37	213

Net investment income	$730	$892

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were:

	Three Months Ended March 31,
	2013	2012
	(In millions)
FVO general account securities	$—	$2
FVO contractholder-directed unit-linked investments	$—	$113

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

See “— Variable Interest Entities” for discussion of CSEs.

See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

Net Investment Gains (Losses)

Components of Net Investment Gains (Losses)

The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Finance	$(3)	$(7)
Utility	—	(3)
Communications	—	(2)
Industrial	—	(1)

Total U.S. and foreign corporate securities	(3)	(13)
RMBS	(6)	(2)

OTTI losses on fixed maturity securities recognized in earnings	(9)	(15)
Fixed maturity securities — net gains (losses) on sales and disposals	73	15

Total gains (losses) on fixed maturity securities	64	—

Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	(3)	—
Common stock	—	(6)

OTTI losses on equity securities recognized in earnings	(3)	(6)
Equity securities — net gains (losses) on sales and disposals	3	1

Total gains (losses) on equity securities	—	(5)

FVO securities — FVO general account securities — changes in estimated fair value	—	1
Mortgage loans	(1)	4
Real estate and real estate joint ventures	(1)	(3)
Other limited partnership interests	—	1
Other investment portfolio gains (losses)	2	1

Subtotal — investment portfolio gains (losses)	64	(1)

FVO CSEs — changes in estimated fair value subsequent to consolidation:
Commercial mortgage loans	(13)	6
Long-term debt — related to commercial mortgage loans	22	(2)
Non-investment portfolio gains (losses)	(7)	1

Subtotal FVO CSEs and non-investment portfolio gains (losses)	2	5

Total net investment gains (losses)	$66	$4

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

Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($6) million and $1 million for the three months ended March 31, 2013 and 2012, respectively.

Sales or Disposals and Impairments of Fixed Maturity and Equity Securities

Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as shown in the table below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$2,580	$1,915	$25	$21	$2,605	$1,936

Gross investment gains	$89	$37	$4	$5	$93	$42

Gross investment losses	(16)	(22)	(1)	(4)	(17)	(26)

Total OTTI losses recognized in earnings:
Credit-related	(6)	(8)	—	—	(6)	(8)
Other (1)	(3)	(7)	(3)	(6)	(6)	(13)

Total OTTI losses recognized in earnings	(9)	(15)	(3)	(6)	(12)	(21)

Net investment gains (losses)	$64	$—	$—	$(5)	$64	$(5)

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Loss Rollforward

The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2013	2012
	(In millions)
Balance, beginning of period	$59	$55
Additions:
Additional impairments — credit loss OTTI recognized on securities previously impaired	7	2
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(6)	(1)
Increases in cash flows — accretion of previous credit loss OTTI	—	(6)

Balance, end of period	$60	$50

Related Party Investment Transactions

In the normal course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$13	$—
Amortized cost of invested assets transferred to affiliates	$12	$—
Net investment gains (losses) recognized on transfers	$1	$—
Estimated fair value of invested assets transferred from affiliates	$6	$—

The Company receives investment administrative services from an affiliate. The related investment administrative service charges were $17 million for both the three months ended March 31, 2013 and 2012.

As more fully described in Note 7 of the Notes of the Consolidated Financial Statements in the 2012 Annual Report, the Company has affiliated loans outstanding as noted below.

The Company has loans outstanding to wholly-owned real estate subsidiaries of an affiliate, Metropolitan Life Insurance Company (“MLIC”), which are included in mortgage loans. The carrying value of these loans was $305 million and $306 million at March 31, 2013 and December 31, 2012, respectively. The loans to affiliates are secured by interests in the real estate subsidiaries, which own operating real estate with a fair value in excess of the loans. Net investment income from these loans was $4 million for both the three months ended March 31, 2013 and 2012.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company has affiliated loans outstanding to MetLife, which are included in other invested assets, totaling $430 million at both March 31, 2013 and December 31, 2012. Net investment income from these loans was $6 million for both the three months ended March 31, 2013 and 2012.

5.  Derivatives

Accounting for Derivatives

Freestanding Derivatives

Freestanding derivatives are carried in the Company’s consolidated balance sheets either as assets within other invested assets or as liabilities within other liabilities at estimated fair value. The Company does not offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. See “— Credit Risk on Freestanding Derivatives”.

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

If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are reported in net derivative gains (losses) except as follows:

Statement of Operations Presentation:	Derivative:
Policyholder benefits and claims	• Economic hedges of variable annuity guarantees included in future policy benefits
Net investment income	• Economic hedges of equity method investments in joint ventures

Hedge Accounting

To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge. Hedge designation and financial statement presentation of changes in estimated fair value of the hedging derivatives are as follows:

•

Fair value hedge (a hedge of the estimated fair value of a recognized asset or liability)—in net derivative gains (losses), consistent with the change in fair value of the hedged item attributable to the designated risk being hedged.

•

Cash flow hedge (a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability)—effectiveness in OCI (deferred gains or losses on the derivative are reclassified into the consolidated statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item); ineffectiveness in net derivative gains (losses).

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

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized in net derivative gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in OCI related to discontinued cash flow hedges are released into the consolidated statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.

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

Embedded Derivatives

The Company purchases certain securities, issues certain insurance products and investment contracts and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:

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

See Note 6 for information about the fair value hierarchy for derivatives.

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

Credit Derivatives

The Company enters into purchased credit default swaps to hedge against credit-related changes in the value of its investments. In a credit default swap transaction, the Company agrees with another party to pay, at specified intervals, a premium to hedge credit risk. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. Credit events vary by type of issuer but typically include bankruptcy, failure to pay debt obligations, repudiation, moratorium, or involuntary restructuring. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association, Inc. (“ISDA”) deems that a credit event has occurred. The Company utilizes credit default swaps in non-qualifying hedging relationships.

The Company enters into written credit default swaps to synthetically create credit investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and one or more cash instruments, such as U.S. Treasury securities, agency securities or other fixed maturity securities. These credit default swaps are not designated as hedging instruments.

To a lesser extent, the Company uses credit forwards to lock in the price to be paid for forward purchases of certain securities. The Company utilizes credit forwards in cash flow hedging relationships.

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

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Primary Risks Managed by Derivatives

The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2013			December 31, 2012
	Primary Underlying Risk Exposure	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$581	$22	$8	$538	$28	$9
Foreign currency swaps	Foreign currency exchange rate	122	—	22	122	—	14

Subtotal		703	22	30	660	28	23

Cash flow hedges:
Interest rate swaps	Interest rate	598	70	—	658	99	—
Interest rate forwards	Interest rate	395	63	—	410	81	—
Foreign currency swaps	Foreign currency exchange rate	529	32	4	524	16	14
Credit forwards	Credit	5	—	—	—	—	—

Subtotal		1,527	165	4	1,592	196	14

Total qualifying hedges		2,230	187	34	2,252	224	37

Derivatives Not Designated or Not Qualifying as Hedging Instruments

Interest rate swaps	Interest rate	20,709	1,169	390	16,869	1,254	513
Interest rate floors	Interest rate	15,136	273	234	15,136	318	274
Interest rate caps	Interest rate	8,231	12	—	9,031	11	—
Interest rate futures	Interest rate	2,559	—	—	2,771	—	7
Foreign currency swaps	Foreign currency exchange rate	871	65	27	811	60	35
Foreign currency forwards	Foreign currency exchange rate	57	1	—	139	—	4
Credit default swaps - purchased	Credit	210	—	3	162	—	2
Credit default swaps - written	Credit	2,408	24	—	2,456	23	1
Equity futures	Equity market	757	—	—	1,075	—	27
Equity options	Equity market	6,770	414	11	2,845	469	1
Variance swaps	Equity market	2,562	4	90	2,346	11	62
TRRs	Equity market	382	1	11	300	—	7

Total non-designated or non-qualifying derivatives		60,652	1,963	766	53,941	2,146	933

Total		$62,882	$2,150	$800	$56,193	$2,370	$970

Based on notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship as of March 31, 2013 and December 31, 2012. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes in the consolidated statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Net Derivative Gains (Losses)

The components of net derivative gains (losses) were as follows:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Derivatives and hedging gains (losses) (1)	$(140)	$(553)
Embedded derivatives	253	114

Total net derivative gains (losses)	$113	$(439)

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.

The following table presents earned income on derivatives:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Qualifying hedges:
Net investment income	$1	$—
Interest credited to policyholder account balances	1	10

Non-qualifying hedges:
Net derivative gains (losses)	16	8
Policyholder benefits and claims	(7)	—

Total	$11	$18

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
For the Three Months Ended March 31, 2013:
Interest rate derivatives	$22	$—	$2
Foreign currency exchange rate derivatives	15	—	—
Credit derivatives - purchased	—	—	—
Credit derivatives - written	7	—	—
Equity derivatives	(201)	(2)	(34)

Total	$(157)	$(2)	$(32)

For the Three Months Ended March 31, 2012:
Interest rate derivatives	$(275)	$—	$—
Foreign currency exchange rate derivatives	(7)	—	—
Credit derivatives - purchased	(10)	—	—
Credit derivatives - written	30	—	—
Equity derivatives	(291)	(1)	(30)

Total	$(553)	$(1)	$(30)

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
For the Three Months Ended March 31, 2013:
Interest rate swaps:	Fixed maturity securities	$1	$(1)	$—
	Policyholder liabilities (1)	(7)	6	(1)
Foreign currency swaps:	Foreign-denominated PABs (2)	(7)	7	—

Total		$(13)	$12	$(1)

For the Three Months Ended March 31, 2012:
Interest rate swaps:	Fixed maturity securities	$—	$—	$—
	Policyholder liabilities (1)	(13)	12	(1)
Foreign currency swaps:	Foreign-denominated PABs (2)	12	(16)	(4)

Total		$(1)	$(4)	$(5)

(1)	Fixed rate liabilities reported in PABs or future policy benefits.

(2)	Fixed rate or floating rate liabilities.

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

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. For both the three months ended March 31, 2013 and 2012, there were no amounts reclassified from AOCI into net derivative gains (losses) related to such discontinued cash flow hedges.

At March 31, 2013 and December 31, 2012, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years and seven years, respectively.

At March 31, 2013 and December 31, 2012, the balance in AOCI associated with cash flow hedges was $227 million and $243 million, respectively.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and comprehensive income and the interim condensed consolidated statements of stockholders’ equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
		(In millions)
For the Three Months Ended March 31, 2013:
Interest rate swaps	$(23)	$(1)	$—	$—
Interest rate forwards	(15)	3	1	—
Foreign currency swaps	24	(1)	—	1

Total	$(14)	$1	$1	$1

For the Three Months Ended March 31, 2012:
Interest rate swaps	$(34)	$—	$—	$—
Interest rate forwards	(57)	—	—	1
Foreign currency swaps	(5)	1	—	—

Total	$(96)	$1	$—	$1

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At March 31, 2013, $4 million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.

Credit Derivatives

In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $2.4 billion and $2.5 billion at March 31, 2013 and December 31, 2012, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At March 31, 2013 and December 31, 2012, the Company would have received $24 million and $22 million, respectively, to terminate all of these contracts.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2013			December 31, 2012
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$3	$157	2.9	$3	$167	3.2
Credit default swaps referencing indices	9	650	1.8	10	650	2.1

Subtotal	12	807	2.0	13	817	2.3

Baa
Single name credit default swaps (corporate)	6	441	3.6	4	479	3.8
Credit default swaps referencing indices	5	1,124	5.3	5	1,124	4.8

Subtotal	11	1,565	4.8	9	1,603	4.5

B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	1	36	5.3	—	36	5.0

Subtotal	1	36	5.3	—	36	5.0

Total	$24	$2,408	3.9	$22	$2,456	3.8

(1)

The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

Credit Risk on Freestanding Derivatives

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivatives. Generally, the current credit exposure of the Company’s derivatives is limited to the net positive

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

estimated fair value of derivatives at the reporting date after taking into consideration the existence of master netting agreements and any collateral received pursuant to credit support annexes.

The Company manages its credit risk related to OTC derivatives by entering into transactions with creditworthy counterparties and establishing and monitoring exposure limits. The Company’s OTC derivative transactions are generally governed by ISDA Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to events of default and bankruptcy. In the event of an early termination, the Company is permitted to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions. Substantially all of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC derivatives. Because exchange-traded futures are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivatives. See Note 6 for a description of the impact of credit risk on the valuation of derivatives.

The estimated fair value of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2013		December 31, 2012
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
Over-the-counter (1)	$2,211	$840	$2,436	$982
Exchange-traded	—	—	—	34

Total gross estimated fair value of derivatives (1)	2,211	840	2,436	1,016
Amounts offset in the consolidated balance sheets	—	—	—	—

Estimated fair value of derivatives presented in the consolidated balance sheets (1)	2,211	840	2,436	1,016
Gross amounts not offset in the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
Over-the-counter	(726)	(726)	(838)	(838)
Exchange-traded	—	—	—	—
Cash collateral: (3)
Over-the-counter	(820)	—	(897)	—
Exchange-traded	—	—	—	(34)
Securities collateral: (4)
Over-the-counter	(613)	(112)	(689)	(121)
Exchange-traded	—	—	—	—

Net amount after application of master netting agreements and collateral	$52	$2	$12	$23

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)

At March 31, 2013 and December 31, 2012, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $61 million and $66 million, respectively, and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $40 million and $46 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)

Cash collateral received is included in cash and cash equivalents or in short-term investments, and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded derivatives and is included in premiums, reinsurance and other receivables in the consolidated balance sheets. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2013 and December 31, 2012, the Company received excess cash collateral of $6 million and $0, respectively, and provided excess cash collateral of $65 million and $53 million, respectively, which is not included in the table above due to the foregoing limitation.

(4)

Securities collateral received by the Company are held in separate custodial accounts and are not recorded on the consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at March 31, 2013 none of the collateral had been sold or repledged. Securities collateral pledged by the Company is reported in fixed maturity securities in the consolidated balance sheets. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2013 and December 31, 2012, the Company received excess securities collateral of $19 million and $0, respectively, and provided excess securities collateral of $3 million and $0, respectively, for its OTC derivatives, which are not included in the table above due to the foregoing limitation. At both March 31, 2013 and December 31, 2012, the Company did not pledge any securities collateral for its exchange-traded derivatives.

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

		Estimated Fair Value of Collateral Provided:	Fair Value of Incremental Collateral Provided Upon:
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	One Notch Downgrade In the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
March 31, 2013	$113	$115	$—	$1
December 31, 2012	$143	$121	$2	$28

(1)	After taking into consideration the existence of netting agreements.

Embedded Derivatives

The Company issues certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, guaranteed minimum accumulation benefits (“GMABs”) and certain GMIBs; affiliated ceded reinsurance of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs; affiliated assumed reinsurance of guaranteed minimum benefits related to GMWBs and certain GMIBs; funds withheld on ceded reinsurance; and certain debt and equity securities.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2013	December 31, 2012
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$2,892	$3,551
Options embedded in debt or equity securities	Investments	(29)	(14)

Net embedded derivatives within asset host contracts		$2,863	$3,537

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	PABs	$79	$705
Assumed guaranteed minimum benefits	PABs	—	4
Funds withheld on ceded reinsurance	Other liabilities	263	552

Net embedded derivatives within liability host contracts		$342	$1,261

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Net derivative gains (losses) (1), (2)	$253	$114

(1)

The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment, were ($89) million and ($238) million for the three months ended March 31, 2013 and 2012, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment, were $118 million and $331 million for the three months ended March 31, 2013 and 2012, respectively.

(2)	See Note 10 for discussion of affiliated net derivative gains (losses) included in the table above.

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

Recurring Fair Value Measurements

The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below.

	March 31, 2013
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate	$—	$17,390	$1,267	$18,657
U.S. Treasury and agency	5,749	4,884	—	10,633
Foreign corporate	—	8,403	786	9,189
RMBS	106	4,715	314	5,135
ABS	—	1,947	420	2,367
State and political subdivision	—	2,265	25	2,290
CMBS	—	1,868	106	1,974
Foreign government	—	1,053	2	1,055

Total fixed maturity securities	5,855	42,525	2,920	51,300

Equity securities:
Common stock	79	88	26	193
Non-redeemable preferred stock	—	102	79	181

Total equity securities	79	190	105	374

FVO securities	—	9	—	9
Short-term investments (1)	624	1,264	396	2,284
Mortgage loans held by CSEs	—	2,407	—	2,407
Derivative assets: (2)
Interest rate	—	1,484	125	1,609
Foreign currency exchange rate	—	98	—	98
Credit	—	16	8	24
Equity market	—	414	5	419

Total derivative assets	—	2,012	138	2,150

Net embedded derivatives within asset host contracts (3)	—	—	2,892	2,892
Separate account assets (4)	267	90,901	139	91,307

Total assets	$6,825	$139,308	$6,590	$152,723

Liabilities:
Derivative liabilities: (2)
Interest rate	$—	$613	$19	$632
Foreign currency exchange rate	—	53	—	53
Credit	—	3	—	3
Equity market	—	21	91	112

Total derivative liabilities	—	690	110	800

Net embedded derivatives within liability host contracts (3)	—	—	342	342
Long-term debt of CSEs	—	2,292	—	2,292

Total liabilities	$—	$2,982	$452	$3,434

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2012
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate	$—	$17,461	$1,434	$18,895
U.S. Treasury and agency	5,082	3,782	—	8,864
Foreign corporate	—	8,577	868	9,445
RMBS	—	5,460	278	5,738
ABS	—	1,910	343	2,253
State and political subdivision	—	2,304	25	2,329
CMBS	—	2,231	125	2,356
Foreign government	—	1,085	3	1,088

Total fixed maturity securities	5,082	42,810	3,076	50,968

Equity securities:
Common stock	70	81	26	177
Non-redeemable preferred stock	—	47	93	140

Total equity securities	70	128	119	317

FVO securities	—	9	—	9
Short-term investments (1)	1,233	1,285	13	2,531
Mortgage loans held by CSEs	—	2,666	—	2,666
Derivative assets: (2)
Interest rate	—	1,643	148	1,791
Foreign currency exchange rate	—	76	—	76
Credit	—	13	10	23
Equity market	—	469	11	480

Total derivative assets	—	2,201	169	2,370

Net embedded derivatives within asset host contracts (3)	—	—	3,551	3,551
Separate account assets (4)	201	85,772	141	86,114

Total assets	$6,586	$134,871	$7,069	$148,526

Liabilities:
Derivative liabilities: (2)
Interest rate	$7	$767	$29	$803
Foreign currency exchange rate	—	67	—	67
Credit	—	3	—	3
Equity market	27	8	62	97

Total derivative liabilities	34	845	91	970

Net embedded derivatives within liability host contracts (3)	—	—	1,261	1,261
Long-term debt of CSEs	—	2,559	—	2,559

Total liabilities	$34	$3,404	$1,352	$4,790

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

(3)

Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within PABs and other liabilities in the consolidated balance sheets. At March 31, 2013, fixed maturity securities and equity securities also included embedded derivatives of $0 and ($29) million, respectively. At December 31, 2012, fixed maturity securities and equity securities included embedded derivatives of $0 and ($14) million, respectively.

(4)

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

The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 7% of the total estimated fair value of Level 3 fixed maturity securities.

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

Securities, Short-term Investments and Long-term Debt of CSEs

When available, the estimated fair value of these financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management’s judgment.

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

Level 2 Valuation Techniques and Key Inputs:

This level includes securities priced principally by independent pricing services using observable inputs. FVO securities and short-term investments within this level are of a similar nature and class to the Level 2 fixed maturity securities and equity securities.

U.S. corporate and foreign corporate securities

These securities are principally valued using the market and income approaches. Valuations are based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

that use standard market observable inputs such as benchmark yields, spreads off benchmark yields, new issuances, issuer rating, duration, and trades of identical or comparable securities. Privately placed securities are valued using matrix pricing methodologies using standard market observable inputs, and inputs derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer, and in certain cases, delta spread adjustments to reflect specific credit-related issues.

U.S. Treasury and agency securities

These securities are principally valued using the market approach. Valuations are based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques using standard market observable inputs such as a benchmark U.S. Treasury yield curve, the spread off the U.S. Treasury yield curve for the identical security and comparable securities that are actively traded.

Structured securities comprised of RMBS, ABS and CMBS

These securities are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing, discounted cash flow methodologies or other similar techniques using standard market inputs, including spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, rating, weighted average coupon, weighted average maturity, average delinquency rates, geographic region, debt-service coverage ratios and issuance-specific information, including, but not limited to: collateral type, payment terms of the underlying assets, payment priority within the tranche, structure of the security, deal performance and vintage of loans.

State and political subdivision and foreign government securities

These securities are principally valued using the market approach. Valuations are based primarily on matrix pricing or other similar techniques using standard market observable inputs including benchmark U.S. Treasury yield or other yields, issuer ratings, broker-dealer quotes, issuer spreads and reported trades of similar securities, including those within the same sub-sector or with a similar maturity or credit rating.

Common and non-redeemable preferred stock

These securities are principally valued using the market approach. Valuations are based principally on observable inputs, including quoted prices in markets that are not considered active.

Level 3 Valuation Techniques and Key Inputs:

In general, securities classified within Level 3 use many of the same valuation techniques and inputs as described previously for Level 2. However, if key inputs are unobservable, or if the investments are less liquid and there is very limited trading activity, the investments are generally classified as Level 3. The use of independent non-binding broker quotations to value investments generally indicates there is a lack of liquidity or a lack of transparency in the process to develop the valuation estimates, generally causing these investments to be classified in Level 3.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

U.S. corporate and foreign corporate securities

These securities, including financial services industry hybrid securities classified within fixed maturity securities, are principally valued using the market approach. Valuations are based primarily on matrix pricing or other similar techniques that utilize unobservable inputs or inputs that cannot be derived principally from, or corroborated by, observable market data, including illiquidity premium, delta spread adjustments to reflect specific credit-related issues, credit spreads; and inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2. Certain valuations are based on independent non-binding broker quotations.

Structured securities comprised of RMBS, ABS and CMBS

These securities are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing, discounted cash flow methodologies or other similar techniques that utilize inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data, including credit spreads. Below investment grade securities, alternative residential mortgage loan RMBS and sub-prime RMBS included in this level are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2. Certain of these valuations are based on independent non-binding broker quotations.

State and political subdivision and foreign government securities

These securities are principally valued using the market approach. Valuations are based primarily on independent non-binding broker quotations and inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2. Certain valuations are based on matrix pricing that utilize inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data, including credit spreads.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Separate Account Assets

Separate account assets are carried at estimated fair value and reported as a summarized total on the consolidated balance sheets. The estimated fair value of separate account assets is based on the estimated fair value of the underlying assets. Separate account assets include: mutual funds, fixed maturity securities, equity securities, derivatives, other limited partnership interests, short-term investments and cash and cash equivalents.

Level 2 Valuation Techniques and Key Inputs:

These assets are comprised of investments that are similar in nature to the instruments described under “— Securities, Short-term Investments and Long-term Debt of CSEs.” Also included are certain mutual funds without readily determinable fair values, as prices are not published publicly. Valuation of the mutual funds is based upon quoted prices or reported net asset value (“NAVs”) provided by the fund managers.

Level 3 Valuation Techniques and Key Inputs:

These assets are comprised of investments that are similar in nature to the instruments described under “— Securities, Short-term Investments and Long-term Debt of CSEs.” Also included are other limited partnership interests, which are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables that may impact the exit value of the particular partnership interest.

Derivatives

The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives or through the use of pricing models for OTC derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. The valuation controls and procedures for derivatives are described in “— Investments.”

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

Interest rate

Non-option-based. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve and London Inter-Bank Offered Rate (“LIBOR”) basis curves.

Option-based. Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves and interest rate volatility.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Option-based. Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves and equity volatility.

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

Transfers between Levels 1 and 2:

Transfers between Levels 1 and 2 were not significant for assets and liabilities measured at estimated fair value and still held at March 31, 2013 and 2012.

Transfers into or out of Level 3:

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

Transfers into Level 3 for fixed maturity securities were due primarily to a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade)

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

which have resulted in decreased transparency of valuations and an increased use of independent non-binding broker quotations and unobservable inputs, such as illiquidity premiums, delta spread adjustments, or credit spreads.

Transfers out of Level 3 for fixed maturity securities resulted primarily from increased transparency of both new issuances that, subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from, independent pricing services with observable inputs (such as observable spreads used in pricing securities) or increases in market activity and upgraded credit ratings.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table presents certain quantitative information about the significant unobservable inputs used in the fair value measurement, and the sensitivity of the estimated fair value to changes in those inputs, for the more significant asset and liability classes measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at:

					March 31, 2013				December 31, 2012				Impact of Increase in Input

	Valuation		Significant					Weighted				Weighted	on Estimated
	Techniques		Unobservable Inputs		Range			Average (1)	Range			Average (1)	Fair Value (2)

Fixed maturity securities: (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(50)	–	250	97	9	–	500	105	Decrease
			•	Illiquidity premium (4)	30	–	30	30	30	–	30	30	Decrease
			•	Credit spreads (4)	(125)	–	600	274	(157)	–	876	282	Decrease
			•	Offered quotes (5)	93	–	115	107	100	–	100	100	Increase
	•	Consensus pricing	•	Offered quotes (5)	50	–	575	98	35	–	555	96	Increase

RMBS	•	Matrix pricing and
		discounted cash flow	•	Credit spreads (4)	13	–	2,366	312	40	–	2,367	436	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	99	–	102	100	100	–	100	100	Increase (6)

CMBS	•	Matrix pricing and
		discounted cash flow	•	Credit spreads (4)	383	–	14,811	605	10	–	9,164	413	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	11	–	104	99	100	–	104	102	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	109	–	109	109					Increase (6)

ABS	•	Matrix pricing and
		discounted cash flow	•	Credit spreads (4)	40	–	880	566	—	–	900	152	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	—	–	105	101	97	–	102	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	51	–	111	100	50	–	111	100	Increase (6)

Derivatives:
Interest rate	•	Present value techniques	•	Swap yield (7)	251	–	378		221	–	353		Increase (11)

Credit	•	Present value techniques	•	Credit spreads (8)	100	–	100		100	–	100		Decrease (8)
	•	Consensus pricing	•	Offered quotes (9)

Equity market	•	Present value techniques	•	Volatility (10)	14%	–	24%		18%	–	26%		Increase (11)

Embedded derivatives:
Direct and ceded	•	Option pricing techniques	•	Mortality rates:
guaranteed				Ages 0 - 40	0%	–	0.10%		0%	–	0.10%		Decrease (12)
minimum benefits				Ages 41 - 60	0.05%	–	0.64%		0.05%	–	0.64%		Decrease (12)
				Ages 61 - 115	0.32%	–	100%		0.32%	–	100%		Decrease (12)
			•	Lapse rates:
				Durations 1 - 10	0.50%	–	100%		0.50%	–	100%		Decrease (13)
				Durations 11 - 20	3%	–	100%		3%	–	100%		Decrease (13)
				Durations 21 - 116	3%	–	100%		3%	–	100%		Decrease (13)
			•	Utilization rates	20%	–	50%		20%	–	50%		Increase (14)
			•	Withdrawal rates	0.07%	–	10%		0.07%	–	10%		(15)
			•	Long-term equity volatilities	17.40%	–	25%		17.40%	–	25%		Increase (16)
			•	Nonperformance risk spread	0.04%	–	0.59%		0.10%	–	0.67%		Decrease (17)

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

(2)	The impact of a decrease in input would have the opposite impact on the estimated fair value.

(3)	Significant increases (decreases) in expected default rates in isolation would result in substantially lower (higher) valuations.

(4)	Range and, if applicable, weighted average are presented in basis points.

(5)	Range and weighted average are presented in accordance with the market convention for fixed maturity securities of dollars per hundred dollars of par.

(6)

Changes in the assumptions used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumptions used for prepayment rates.

(7)

Ranges represent the rates across different yield curves and are presented in basis points. The swap yield curve is utilized among different types of derivatives to project cash flows, as well as to discount future cash flows to present value. Since this valuation methodology uses a range of inputs across a yield curve to value the derivative, presenting a range is more representative of the unobservable input used in the valuation.

(8)

Represents the risk quoted in basis points of a credit default event on the underlying instrument. The range being provided is a single quoted spread in the valuation model. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.

(9)	At both March 31, 2013 and December 31, 2012, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

(10)

Ranges represent the underlying equity volatility quoted in percentage points. Since this valuation methodology uses a range of inputs across multiple volatility surfaces to value the derivative, presenting a range is more representative of the unobservable input used in the valuation.

(11)	Changes are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.

(12)

Mortality rates vary by age and by demographic characteristics such as gender. Mortality rate assumptions are based on company experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(13)

Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in the money contracts are less likely to lapse. Lapse

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

rates are also generally assumed to be lower in periods when a surrender charge applies. For any given contract, lapse rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(14)

The utilization rate assumption estimates the percentage of contract holders with a GMIB or lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible. The rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder. For any given contract, utilization rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(15)

The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. For GMWBs, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For GMABs and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.

(16)

Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(17)

Nonperformance risk spread varies by duration and by currency. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the embedded derivative.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement of assets and liabilities classified within Level 3 that are not included in the preceding table. Generally, all other classes of securities classified within Level 3, including those within separate account assets and embedded derivatives within funds withheld related to certain ceded reinsurance, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements.”

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	RMBS	ABS	State and Political Subdivision	CMBS	Foreign Government
	(In millions)
Three Months Ended March 31, 2013:
Balance, beginning of period	$1,434	$868	$278	$343	$25	$125	$3
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	3	—	—	—	—	—	—
Net investment gains (losses)	—	(3)	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	28	6	8	—	—	2	(1)
Purchases (3)	47	40	35	116	—	14	—
Sales (3)	(45)	(42)	(10)	(11)	—	(30)	—
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	95	9	8	—	—	14	—
Transfers out of Level 3 (4)	(295)	(92)	(5)	(28)	—	(19)	—

Balance, end of period	$1,267	$786	$314	$420	$25	$106	$2

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$3	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(3)	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (6)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Three Months Ended March 31, 2013:
Balance, beginning of period	$26	$93	$13	$119	$—	$10	$(51)	$2,290	$141
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—	—	—	(2)
Net derivative gains (losses)	—	—	—	5	—	(2)	(28)	254	—
OCI	—	4	—	(15)	—	—	—	—	—
Purchases (3)	—	—	393	—	—	—	—	—	—
Sales (3)	—	(18)	(10)	—	—	—	—	—	—
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(3)	—	—	(7)	6	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	—	—

Balance, end of period	$26	$79	$396	$106	$—	$8	$(86)	$2,550	$139

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(2)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$5	$—	$(2)	$(27)	$260	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	ABS	State and Political Subdivision	CMBS	Foreign Government
	(In millions)
Three Months Ended March 31, 2012:
Balance, beginning of period	$1,432	$—	$580	$239	$220	$23	$147	$2
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	2	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	(2)	—	—	—	(1)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	(17)	—	4	7	2	2	4	—
Purchases (3)	86	—	38	121	62	—	12	—
Sales (3)	(27)	—	(5)	(11)	(10)	—	(11)	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	22	—	15	—	—	—	1	—
Transfers out of Level 3 (4)	(5)	—	(8)	—	(17)	—	—	—

Balance, end of period	$1,493	$—	$622	$356	$257	$25	$152	$2

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$2	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$(2)	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (6)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Three Months Ended March 31, 2012:
Balance, beginning of period	$21	$76	$10	$174	$—	$(1)	$43	$1,032	$131
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	(3)	—	—	—	—	—	—	19
Net derivative gains (losses)	—	—	—	(13)	—	10	(60)	112	—
OCI	2	19	—	(56)	—	—	—	—	—
Purchases (3)	—	—	10	—	—	—	—	—	—
Sales (3)	—	—	—	—	—	—	—	—	(1)
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(10)	—	—	—	4	—
Transfers into Level 3 (4)	2	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	—	—

Balance, end of period	$25	$92	$20	$95	$—	$9	$(17)	$1,148	$149

Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(3)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$(11)	$—	$10	$(60)	$114	$—

(1)

Amortization of premium/accretion of discount is included within net investment income. Impairments charged to net income (loss) on securities are included in net investment gains (losses). Lapses associated with net embedded derivatives are included in net derivative gains (losses).

(2)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(3)	Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.

(4)

Gains and losses, in net income (loss) and OCI, are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.

(5)	Changes in unrealized gains (losses) included in net income (loss) relate to assets and liabilities still held at the end of the respective periods.

(6)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(7)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fair Value Option

The following table presents information for certain assets and liabilities of CSEs, which are accounted for under the FVO. These assets and liabilities were initially measured at fair value.

	March 31, 2013	December 31, 2012
	(In millions)
Assets: (1)
Unpaid principal balance	$2,293	$2,539
Difference between estimated fair value and unpaid principal balance	114	127

Carrying value at estimated fair value	$2,407	$2,666

Liabilities: (1)
Contractual principal balance	$2,198	$2,444
Difference between estimated fair value and contractual principal balance	94	115

Carrying value at estimated fair value	$2,292	$2,559

(1)

These assets and liabilities are comprised of commercial mortgage loans and long-term debt. Changes in estimated fair value on these assets and liabilities and gains or losses on sales of these assets are recognized in net investment gains (losses). Interest income on commercial mortgage loans held by CSEs is recognized in net investment income. Interest expense from long-term debt of CSEs is recognized in other expenses.

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

	Three Months Ended March 31,
	2013			2012
	Carrying Value Prior to Measurement	Carrying Value After Measurement	Gains (Losses)	Carrying Value Prior to Measurement	Carrying Value After Measurement	Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$17	$17	$—	$8	$8	$—
Other limited partnership interests (2)	$1	$1	$—	$1	$—	$(1)
Real estate joint ventures (3)	$2	$1	$(1)	$5	$2	$(3)

(1)

The carrying value after measurement has been adjusted for the excess of the carrying value prior to measurement over the estimated fair value. Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)

For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both March 31, 2013 and 2012 were not significant.

(3)

For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include several real estate funds that typically invest primarily in commercial real estate. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next one to 10 years. Unfunded commitments for these investments at both March 31, 2013 and 2012 were not significant.

Fair Value of Financial Instruments Carried at Other Than Fair Value

The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions and those short-term investments that are not securities, such as time deposits, and therefore are not included in the three level hierarchy table disclosed in the “— Recurring Fair Value Measurements” section. The estimated fair value of the excluded financial instruments, which are primarily classified in Level 2 and, to a lesser extent, in Level 1, approximates carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2013
	Carrying Value	Fair Value Hierarchy			Total Estimated Fair Value
		Level 1	Level 2	Level 3
	(In millions)
Assets:
Mortgage loans, net	$6,494	$—	$—	$7,076	$7,076
Policy loans	$1,212	$—	$863	$439	$1,302
Real estate joint ventures	$55	$—	$—	$98	$98
Other limited partnership interests	$94	$—	$—	$99	$99
Other invested assets	$429	$—	$531	$—	$531
Premiums, reinsurance and other receivables	$6,041	$—	$65	$6,832	$6,897
Liabilities:
PABs	$23,483	$—	$—	$25,245	$25,245
Long-term debt	$791	$—	$1,094	$—	$1,094
Other liabilities	$516	$—	$359	$157	$516
Separate account liabilities	$1,363	$—	$1,363	$—	$1,363
Commitments: (1)
Mortgage loan commitments	$—	$—	$—	$2	$2
Commitments to fund bank credit facilities and private corporate bond investments	$—	$—	$9	$—	$9

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

Real Estate Joint Ventures and Other Limited Partnership Interests

The estimated fair values of these cost method investments are generally based on the Company’s share of the NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Other Invested Assets

These other invested assets are principally comprised of loans to affiliates. The estimated fair value of loans to affiliates is determined by discounting the expected future cash flows using market interest rates currently available for instruments with similar terms and remaining maturities.

Premiums, Reinsurance and Other Receivables

Premiums, reinsurance and other receivables are principally comprised of certain amounts recoverable under reinsurance agreements, amounts on deposit with financial institutions to facilitate daily settlements related to certain derivatives and amounts receivable for securities sold but not yet settled.

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

PABs

These PABs include investment contracts. Embedded derivatives on investment contracts and certain variable annuity guarantees accounted for as embedded derivatives are excluded from this caption in the preceding tables as they are separately presented in “— Recurring Fair Value Measurements.”

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Separate Account Liabilities

Separate account liabilities represent those balances due to policyholders under contracts that are classified as investment contracts.

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

Mortgage Loan Commitments and Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The estimated fair values for mortgage loan commitments that will be held for investment and commitments to fund bank credit facilities and private corporate bonds that will be held for investment represent the difference between the discounted expected future cash flows using interest rates that incorporate current credit risk for similar instruments on the reporting date and the principal amounts of the commitments.

7.  Equity

Accumulated Other Comprehensive Income (Loss)

Information regarding changes in the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2012	$2,291	$158	$(49)	$2,400
OCI before reclassifications, net of income tax	(307)	(9)	(56)	(372)
Amounts reclassified from AOCI, net of income tax	(40)	(2)	—	(42)

Balance at March 31, 2013	$1,944	$147	$(105)	$1,986

(1)	See Note 4 for information on offsets to investments related to insurance liabilities and DAC and VOBA.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI	Statement of Operations and Comprehensive Income Location
	Three Months Ended March 31, 2013
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$71	Other net investment gains (losses)
Net unrealized investment gains (losses)	3	Net investment income
OTTI	(7)	OTTI on fixed maturity securities

Net unrealized investment gains (losses), before income tax	67
Income tax (expense) benefit	(27)

Net unrealized investment gains (losses), net of income tax	$40

Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$(1)	Net derivative gains (losses)
Interest rate forwards	3	Net derivative gains (losses)
Interest rate forwards	1	Net investment income
Foreign currency swaps	(1)	Net derivative gains (losses)

Gains (losses) on cash flow hedges, before income tax	2
Income tax (expense) benefit	—

Gains (losses) on cash flow hedges, net of income tax	$2

Total reclassifications, net of income tax	$42

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Other Expenses

Information on other expenses was as follows:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Compensation	$89	$93
Commissions	193	280
Volume-related costs	18	59
Affiliated interest costs on ceded reinsurance	58	49
Capitalization of DAC	(154)	(277)
Amortization of DAC and VOBA	26	38
Interest expense on debt and debt issuance costs	51	60
Premium taxes, licenses and fees	13	24
Professional services	5	6
Rent	8	9
Other	101	116

Total other expenses	$408	$457

Affiliated Expenses

Commissions, capitalization of DAC and amortization of DAC include the impact of affiliated reinsurance transactions. See Note 10 for discussion of affiliated expenses included in the table above.

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

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for some of the matters below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2013.

Matters as to Which an Estimate Can Be Made

For some of the matters discussed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of March 31, 2013, the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material for the Company.

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

Unclaimed Property Litigation and Inquiries

In 2012, MetLife, for itself and on behalf of entities including MetLife Insurance Company of Connecticut, reached agreements with representatives of the U.S. jurisdictions that were conducting audits of MetLife and certain of its affiliates for compliance with unclaimed property laws, and with state insurance regulators directly involved in a multistate targeted market conduct examination relating to claim-payment practices and compliance with unclaimed property laws. On December 28, 2012, the West Virginia Treasurer filed an action (West Virginia ex rel. John D. Perdue v. MetLife Insurance Company of Connecticut, Circuit Court of Putnam County), alleging that the Company violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 14, 2012, the Treasurer filed a substantially identical suit against MLI-USA. At least one other jurisdiction is pursuing a market conduct examination. It is possible that other jurisdictions may pursue similar examinations, audits, or lawsuits and that such actions may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to the Company’s procedures. The Company is not currently able to estimate these additional possible costs.

Sales Practices Claims and Regulatory Matters

The Company and certain of its affiliates have faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. Regulatory authorities in a small number of states and the Financial Industry Regulatory Authority, and occasionally the SEC, have also conducted investigations or inquiries relating to sales of individual life insurance policies or annuities or other products issued by the Company. These investigations often focus on the conduct of particular financial service representatives and the sale of unregistered or unsuitable products or the misuse of

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices matters.

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

Commitments

Commitments to Fund Partnership Investments

The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.0 billion at both March 31, 2013 and December 31, 2012. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Mortgage Loan Commitments

The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $194 million and $181 million at March 31, 2013 and December 31, 2012, respectively.

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments

The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $101 million and $144 million at March 31, 2013 and December 31, 2012, respectively.

Other Commitments

The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At both March 31, 2013 and December 31, 2012, the Company had

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

agreed to fund up to $86 million of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $104 million and $106 million at March 31, 2013 and December 31, 2012, respectively, to custody accounts to secure the demand notes. Each of these affiliates is permitted by contract to sell or repledge this collateral.

Guarantees

The Company has provided a guarantee on behalf of MetLife International Insurance Company, Ltd. (“MLII”), a former affiliate, that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $235 million at both March 31, 2013 and December 31, 2012. The Company does not hold any collateral related to this guarantee, but has a recorded liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at both March 31, 2013 and December 31, 2012. The remainder of the risk was ceded to external reinsurers.

10.  Related Party Transactions

Service Agreements

The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $444 million and $439 million for the three months ended March 31, 2013 and 2012, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $50 million and $42 million for the three months ended March 31, 2013 and 2012, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $46 million and $40 million for the three months ended March 31, 2013 and 2012, respectively.

The Company had net receivables from affiliates, related to the items discussed above, of $93 million and $107 million at March 31, 2013 and December 31, 2012, respectively. These amounts exclude affiliated reinsurance balances discussed below.

See Note 4 for additional information on related party transactions.

Related Party Reinsurance Transactions

The Company has reinsurance agreements with certain MetLife subsidiaries, including MLIC, MetLife Reinsurance Company of South Carolina, Exeter Reassurance Company Ltd., General American Life Insurance Company, MetLife Investors Insurance Company, MetLife Reinsurance Company of Vermont and MetLife Reinsurance Company of Delaware (“MRD”), all of which are related parties.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the significant effects of affiliated reinsurance included in the interim condensed consolidated statements of operations and comprehensive income was as follows:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Premiums:
Reinsurance assumed	$4	$3
Reinsurance ceded	(147)	(92)

Net premiums	$(143)	$(89)

Universal life and investment-type product policy fees:
Reinsurance assumed	$21	$21
Reinsurance ceded	(134)	(101)

Net universal life and investment-type product policy fees	$(113)	$(80)

Other revenues:
Reinsurance assumed	$—	$—
Reinsurance ceded	92	67

Net other revenues	$92	$67

Policyholder benefits and claims:
Reinsurance assumed	$3	$3
Reinsurance ceded	(193)	(133)

Net policyholder benefits and claims	$(190)	$(130)

Interest credited to policyholder account balances:
Reinsurance assumed	$18	$18
Reinsurance ceded	(29)	(26)

Net interest credited to policyholder account balances	$(11)	$(8)

Other expenses:
Reinsurance assumed	$9	$13
Reinsurance ceded	21	15

Net other expenses	$30	$28

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the significant effects of affiliated reinsurance included in the interim condensed consolidated balance sheets was as follows at:

	March 31, 2013		December 31, 2012
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets:
Premiums, reinsurance and other receivables	$35	$13,611	$35	$14,171
Deferred policy acquisition costs and value of business acquired	182	(642)	121	(642)

Total assets	$217	$12,969	$156	$13,529

Liabilities:
Other policy-related balances	$1,606	$842	$1,592	$855
Other liabilities	14	4,480	10	4,894

Total liabilities	$1,620	$5,322	$1,602	$5,749

In October 2012, MLI-USA entered into a reinsurance agreement to cede two blocks of business to MRD, on a 90% coinsurance with funds withheld basis. This agreement covers certain term and certain universal life policies issued in 2012 by MLI-USA. This agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $290 million and $407 million at March 31, 2013 and December 31, 2012, respectively. MLI-USA also recorded a funds withheld liability and other reinsurance payables, included in other liabilities, which were $172 million and $438 million at March 31, 2013 and December 31, 2012, respectively. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at fair value on the Company’s consolidated balance sheets. The embedded derivative related to this cession is included within other liabilities and was $6 million at both March 31, 2013 and December 31, 2012. For the three months ended March 31, 2013, the Company’s consolidated statements of operations and comprehensive income reflects a loss for this agreement of $15 million.

The Company ceded risks to affiliates related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were assets of $2.9 billion and $3.6 billion at March 31, 2013 and December 31, 2012, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($748) million and ($1.0) billion for the three months ended March 31, 2013 and 2012, respectively.

MLI-USA ceded two blocks of business to an affiliate on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and increased the funds withheld balance by $257 million and $546 million at March 31, 2013 and December 31, 2012, respectively. Net derivative gains (losses) associated with the embedded derivatives were $289 million and $77 million for the three months ended March 31, 2013 and 2012, respectively.

MetLife Insurance Company of Connecticut

(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11.  Subsequent Event

In May 2013, MetLife Insurance Company of Connecticut paid an ordinary cash dividend to its stockholders of $624 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information

For purposes of this discussion, “MICC,” the “Company,” “we,” “our” and “us” refer to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). MetLife Insurance Company of Connecticut is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”), the forward-looking statement information included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.

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

This narrative analysis includes references to our performance measure, operating earnings, that is not based on accounting principles generally accepted in the United States of America (“GAAP”). Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is our measure of segment performance. See “— Non-GAAP and Other Financial Disclosures” for definitions of such measures.

Business

MICC is organized into two segments: Retail and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. As anticipated, in the third quarter of 2012, MetLife and the Company continued to realign certain products and businesses among its existing segments, as well as Corporate & Other, to better conform to the way they manage and assess their respective businesses. As a result, MICC’s individual disability income products previously reported in Corporate & Other are now reported in the Retail segment. Prior period results have been revised in connection with this change, which did not have a significant impact on the segment and Corporate & Other results. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.

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

The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

Economic Capital

Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s and the Company’s business.

MetLife’s economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, operating earnings or net income (loss).

Results of Operations

Consolidated Results

We have experienced positive net flows in most of our businesses. The Company made additional changes to variable annuity guarantee features as we continued to manage sales volume, focusing on pricing discipline and risk management in this challenging economic environment. These actions, in combination with product changes made in 2012, resulted in a net decrease in sales of annuities of $1.4 billion, before income tax, or 40% compared to the prior period. The sustained low interest rate environment adversely impacted sales of our pension closeouts. While the premium for this business is almost entirely offset by the related change in policyholder benefits, the impact of current period deposits contributed to growth in our investment portfolio.

	Three Months Ended March 31,
	2013	2012
	(In millions)
Revenues
Premiums	$151	$380
Universal life and investment-type product policy fees	564	544
Net investment income	730	892
Other revenues	157	123
Net investment gains (losses)	66	4
Net derivative gains (losses)	113	(439)

Total revenues	1,781	1,504

Expenses
Policyholder benefits and claims	414	589
Interest credited to policyholder account balances	264	439
Capitalization of DAC	(154)	(277)
Amortization of DAC and VOBA	26	38
Interest expense on debt	51	60
Other expenses	485	636

Total expenses	1,086	1,485

Income (loss) before provision for income tax	695	19
Provision for income tax expense (benefit)	230	—

Net income (loss)	$465	$19

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

During the three months ended March 31, 2013, income (loss) before provision for income tax, increased $676 million ($446 million, net of income tax) from the prior period primarily driven by favorable changes in net derivative gains (losses), operating earnings and net investment gains (losses).

We manage our investment portfolio using disciplined Asset/Liability Management principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures, provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currency exchange rates, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our specific mix of products and business segments. In addition, the general account investment portfolio includes, within fair value option securities, contractholder-directed unit-linked investments supporting unit-linked variable annuity type liabilities, which do not qualify as separate account assets. The returns on these contractholder-directed unit-linked investments, which can vary significantly from period to period, include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in policyholder account balances (“PABs”) through interest credited to policyholder account balances. During June 2012, the Company disposed of MetLife Europe Limited (“MetLife Europe”), which held these contractholder-directed unit-linked investments.

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

Direct, assumed, and ceded variable annuity embedded derivatives and associated freestanding derivative hedges are collectively referred to as “VA program derivatives” in the following table. All other derivatives that are economic hedges of certain invested assets and insurance liabilities are referred to as “non-VA program derivatives” in the following table. The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Non-VA program derivatives
Interest rate	$64	$(181)
Foreign currency exchange rate	15	(16)
Credit	13	24
Equity	—	—
Non-VA program embedded derivatives	287	80

Total non-VA program derivatives	379	(93)

VA program derivatives
Embedded derivatives-direct/assumed guarantees:
Market and other risks	802	1,276
Nonperformance risk	(89)	(238)

Total	713	1,038
Embedded derivatives-ceded reinsurance:
Market and other risks	(865)	(1,335)
Nonperformance risk	118	331

Total	(747)	(1,004)
Freestanding derivatives hedging direct/assumed embedded derivatives	(232)	(380)

Total VA program derivatives	(266)	(346)

Net derivative gains (losses)	$113	$(439)

The favorable change in net derivative gains (losses) on non-VA program derivatives was $472 million ($307 million, net of income tax). This was primarily due to long-term interest rates increasing less in the current period than in the prior period and favorably impacting receive-fixed interest rate swaps. The favorable change was also due to increasing forward United Kingdom inflation rates favorably impacting receive-float inflation swaps. These freestanding derivatives are primarily hedging long duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged. In addition, non-VA program embedded derivatives in affiliated ceded reinsurance written on a coinsurance with funds withheld basis were favorably impacted by changes in value of the underlying assets as well as by a current period refinement to the method in which the changes in fair value of the underlying assets in the reference portfolio are allocated to the embedded derivative.

The favorable change in net derivative gains (losses) on VA program derivatives was $80 million ($52 million, net of income tax). This was due to an unfavorable change of $213 million ($139 million, net of income tax) related to the nonperformance risk adjustment on the ceded variable annuity embedded derivatives, a favorable change of $149 million ($97 million, net of income tax) related to the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives, and a favorable change of $144 million ($94 million, net of income tax) related to market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks.

The $213 million ($139 million, net of income tax) unfavorable change in the nonperformance risk adjustment on the ceded variable annuity embedded derivatives from a gain of $331 million ($215 million, net of income tax) in the prior period to a gain of $118 million ($76 million, net of income tax) in the current period was due to the reinsurer’s credit spread decreasing more significantly in the prior period than in the current period, as well as the impact of changes in the long-term risk free interest rate and key equity index levels. The $149 million ($97 million, net of income tax) favorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives from a loss of $238 million ($155 million, net of income tax) in the prior period to a loss of $89 million ($58 million, net of income tax) in the current period was due to the Company’s own credit spread decreasing more significantly in the prior period than in the current period, as well as the impact of changes in the long-term risk free interest rate and key equity index levels.

The Company calculates the nonperformance risk adjustment on the direct, assumed, and ceded variable annuity embedded derivatives as the change in the embedded derivative discounted at the risk adjusted rate (which includes credit spread) less the change in the embedded derivative discounted at the risk free rate.

When equity index levels decrease in isolation, the direct and assumed variable annuity guarantees become more valuable to policyholders, which results in an increase in the undiscounted embedded derivative liability. Discounting this unfavorable change by the risk adjusted rate yields a smaller loss than by discounting at the risk free rate, thus, creating a gain from including an adjustment for nonperformance risk on the direct and assumed variable annuity embedded derivatives. The opposite impact occurs with respect to the nonperformance risk adjustment on the ceded variable annuity guarantees.

When the risk free interest rate decreases in isolation, discounting the embedded derivative liability produces a higher valuation of the liability than if the risk free interest rate had remained constant. Discounting this unfavorable change by the risk adjusted rate yields a smaller loss than by discounting at the risk free rate, thus, creating a gain from including an adjustment for nonperformance risk on the direct and assumed variable annuity embedded derivatives. The opposite impact occurs with respect to the nonperformance risk adjustment on the ceded variable annuity guarantees.

When the Company’s own credit spread increases in isolation, discounting the embedded derivative liability produces a lower valuation of the liability than if the own credit spread had remained constant. As a result, a gain is created from including an adjustment for nonperformance risk on the direct and assumed variable annuity embedded derivatives. The opposite impact occurs with respect to the nonperformance risk adjustment on ceded variable annuity guarantees when the reinsurer’s credit spread increases in isolation. For each of these primary market drivers, the opposite effect occurs when they move in the opposite direction.

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

The foregoing favorable change of $144 million ($94 million, net of income tax) is comprised of a $148 million ($96 million, net of income tax) favorable change in freestanding derivatives that hedge market risks in embedded derivatives, which was partially offset by a $4 million ($2 million, net of income tax) unfavorable change in market risks in embedded derivatives. As discussed in the preceding paragraph, changes in market and other risks lead to volatility in earnings due to the mismatch in accounting on GMIBs.

The primary changes in market factors are summarized as follows:

•

Long-term interest rates increased less in the current period than in the prior period, contributing to a favorable change in our ceded reinsurance assets and our freestanding derivatives and unfavorable changes in our direct and assumed embedded derivatives.

•

Key equity index levels increased less in the current period than in the prior period, and equity volatility decreased less in the current period than in the prior period. These changes contributed to a favorable change in our ceded reinsurance assets and our freestanding derivatives and an unfavorable change in our direct and assumed embedded derivatives.

The favorable change in net investment gains (losses) of $62 million ($40 million, net of income tax) primarily reflects an increase in net gains on sales of fixed maturity securities in the current period.

Income tax expense for the three months ended March 31, 2013 was $230 million, or 33% of income (loss) before provision for income tax, compared with no income tax expense for the prior period. The Company’s first quarter 2013 and 2012 effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for investments in low income housing.

As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings increased $92 million, net of income tax, to $326 million, net of income tax, in the first quarter of 2013 from $234 million, net of income tax, in the prior period.

Reconciliation of net income (loss) to operating earnings

	Three Months Ended March 31,
	2013	2012
	(In millions)
Net income (loss)	$465	$19
Less: Net investment gains (losses)	66	4
Less: Net derivative gains (losses)	113	(439)
Less: Other adjustments to net income (1)	38	120
Less: Provision for income tax (expense) benefit	(78)	100

Operating earnings	$326	$234

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Three Months Ended March 31,
	2013	2012
	(In millions)
Total revenues	$1,781	$1,504
Less: Net investment gains (losses)	66	4
Less: Net derivative gains (losses)	113	(439)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(1)	(4)
Less: Other adjustments to revenues (1)	32	216

Total operating revenues	$1,571	$1,727

Total expenses	$1,086	$1,485
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(81)	(131)
Less: Other adjustments to expenses (1)	74	223

Total operating expenses	$1,093	$1,393

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Consolidated Results – Operating

	Three Months Ended March 31,
	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$151	$380
Universal life and investment-type product policy fees	530	516
Net investment income	733	708
Other revenues	157	123

Total operating revenues	1,571	1,727

OPERATING EXPENSES
Policyholder benefits and claims	363	548
Interest credited to policyholder account balances	266	285
Capitalization of DAC	(154)	(277)
Amortization of DAC and VOBA	116	179
Interest expense on debt	17	17
Other expenses	485	641

Total operating expenses	1,093	1,393

Provision for income tax expense (benefit)	152	100

Operating earnings	$326	$234

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Unless otherwise stated, all amounts discussed below are net of income tax.

The $92 million increase in operating earnings was primarily driven by positive net flows in most of our businesses and favorable market conditions, which increased our policy fees and net investment income, partially offset by less favorable mortality.

Higher asset-based fee revenue of $20 million was primarily the result of positive net flows in the current period for both variable annuities and universal life products. Reduced annuity sales in the current period resulted in lower DAC capitalization, which was offset by a decline in deferrable expenses. Positive net cash flows from the majority of our businesses resulted in an increase in invested assets which generated higher net investment income of $16 million. Increases in interest credited expense due to business growth in our Corporate Benefit Funding segment and our life business were entirely offset by a decrease in interest credited on deferred annuities as surrenders and withdrawals were greater than sales, resulting in negative net flows to the general account.

The improving equity market resulted in higher fee income from increased separate account balances and a decrease in variable annuity guaranteed minimum death benefit liabilities, which increased operating earnings by $30 million. As a result of a continuing low interest environment, average interest credited rates on corporate benefit products declined, increasing operating earnings by $10 million.

We experienced less favorable mortality primarily in our variable and universal life as well as our structured settlements businesses, which resulted in a $45 million decrease in operating earnings. DAC amortization decreased due to the continued favorable equity markets in the current period, partially offset by an increase due to growth in the business, resulting in a $26 million increase in operating earnings.

Refinements to DAC and certain insurance-related liabilities in both the current and prior periods resulted in a $15 million increase in operating earnings.

In June 2012, the Company distributed all of the issued and outstanding shares of common stock of its wholly-owned subsidiary, MetLife Europe, to its stockholders as an in-kind dividend. This transaction resulted in a $16 million increase in operating earnings in the current period compared to the prior period.

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

We believe the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. Operating revenues, operating expenses and operating earnings should not be viewed as substitutes for the following financial measures calculated in accordance with GAAP: GAAP revenues, GAAP expenses and net income (loss) respectively. Reconciliations of these measures to the most directly comparable GAAP measures are included in “— Results of Operations.”

In this discussion, we sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

Subsequent Event

See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.  Legal Proceedings

The following should be read in conjunction with (i) Part I, Item 3, of MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2012, (the “2012 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”); and (ii) Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.

Unclaimed Property Litigation and Inquiries

In 2012, MetLife, for itself and on behalf of entities including MetLife Insurance Company of Connecticut, reached agreements with representatives of the U.S. jurisdictions that were conducting audits of MetLife and certain of its affiliates for compliance with unclaimed property laws, and with state insurance regulators directly involved in a multistate targeted market conduct examination relating to claim-payment practices and compliance with unclaimed property laws. On December 28, 2012, the West Virginia Treasurer filed an action (West Virginia ex rel. John D. Perdue v. MetLife Insurance Company of Connecticut, Circuit Court of Putnam County), alleging that the Company violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 14, 2012, the Treasurer filed a substantially identical suit against MetLife Investors USA Insurance Company. At least one other jurisdiction is pursuing a market conduct examination. It is possible that other jurisdictions may pursue similar examinations, audits, or lawsuits and that such actions may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to the Company’s procedures. The Company is not currently able to estimate these additional possible costs.

Sales Practices Claims and Regulatory Matters

The Company and certain of its affiliates have faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. Regulatory authorities in a small number of states and the Financial Industry Regulatory Authority, and occasionally the SEC, have also conducted investigations or inquiries relating to sales of individual life insurance policies or annuities or other products issued by the Company. These investigations often focus on the conduct of particular financial service representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices matters.

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

Item 1A. Risk Factors

The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2012 Annual Report.

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

At times, throughout the past few years, volatile conditions have characterized financial markets, and not all global financial markets are functioning normally. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Concerns about economic conditions, capital markets and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), as well as Cyprus, their banking systems and of the financial institutions that have significant direct or indirect exposure to debt issued by these countries or significant exposure to their banking systems, have been a cause of elevated levels of market volatility. This market volatility affected the performance of various asset classes during 2012, and it could continue until there is an ultimate resolution of these sovereign debt and banking system-related concerns. Despite public and private support programs for Europe’s perimeter region, concerns about sovereign debt sustainability subsequently expanded to other European Union member states. As a result, in late 2011 and early 2012, several other European Union member states experienced credit ratings downgrades or had their credit ratings outlook changed to negative. The financial markets have also been affected by concerns that one or more countries may exit the Euro zone. Any of these concerns could have significant adverse effects on the European and global economic and financial markets generally.

To the extent these uncertain financial market conditions persist, our revenues and net investment income are likely to remain under pressure. Similarly, sustained periods of low interest rates could cause our profit margins to erode. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to

Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary From Period to Period” included in the 2012 Annual Report. Also, in the event of extreme prolonged market events, such as the recent global credit crisis, we could incur significant capital and/or operating losses due to, among other reasons, losses incurred in our general account and as a result of the impact on us of guarantees and/or collateral requirements associated with affiliated captive reinsurers and other similar arrangements. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

We are a significant writer of variable insurance products and certain other products issued through separate accounts. The account values of these products decrease as a result of declining equity markets. Decreases in account values reduce fees generated by these products, cause the amortization of deferred policy acquisition costs to accelerate, could increase the level of insurance liabilities we must carry to support such products issued with any associated guarantees and could require us to provide additional funding to affiliated captive reinsurers.

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

The recent financial crisis has precipitated, and may continue to raise the possibility of, legislative, judicial, regulatory and other governmental actions. See “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” as well as “Risk Factors — Risks Related to Our Business — Competitive Factors May Adversely Affect Our Market Share and Profitability” included in the 2012 Annual Report.

Regulatory and Legal Risks

Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth

Insurance Regulation — U.S. Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation — Insurance Regulation” included in the 2012 Annual Report.

State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. Recently, the NAIC and state insurance regulators have been scrutinizing insurance companies’ use of affiliated captive reinsurers or off-shore entities to hedge and reinsure insurance risks. Like many life insurance companies, we utilize captive reinsurers to satisfy certain reserve requirements. If the insurance regulators in Connecticut or Delaware restrict the use of such captive reinsurers or if we are unable to continue to use existing captive reinsurers or use captive reinsurers in the future for any reason, our ability to write certain products, or to hedge the associated risks efficiently and/or our risk based capital ratios and ability to deploy excess capital, could be adversely affected or, as a result, we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. See “Business — Regulation — Holding Company Regulation — Insurance Regulatory Examinations” and Note 10 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

The NAIC is also reviewing life insurers’ use of non-variable separate accounts that are insulated from general account claims, which might lead to a recommendation against the allowance of insulation for certain of our separate account products, particularly in the institutional markets. If the insurance regulators in Connecticut or Delaware change applicable laws or regulations in accordance with such recommendation, our use of insulation for certain products could be impaired and our ability to compete effectively or do business in certain markets may be adversely affected. In addition, our financial results may also be adversely affected. See “Business — Regulation — Holding Company Regulation — Insurance Regulatory Examinations” included in the 2012 Annual Report.

U.S. Federal Regulation Affecting Insurance.    Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) establishes the Federal Insurance Office within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. See “Business — Regulation — Holding Company Regulation — Federal Initiatives” included in the 2012 Annual Report.

Federal legislation and administrative policies can significantly and adversely affect insurance companies, including policies regarding financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. Under the so-called Volcker Rule, Dodd-Frank imposes additional capital requirements and quantitative limits on certain trading and activities by a non-bank systemically important financial institution (“non-bank SIFI”). MetLife, Inc. could be subject to such requirements and limits were it to be designated as a non-bank SIFI, which could adversely affect our competitive position. See “Business — Regulation — Potential Regulation of MetLife as a Non-Bank SIFI” included in the 2012 Annual Report.

Non-bank SIFIs and certain other large financial companies can be assessed under Dodd-Frank for any uncovered costs arising in connection with the resolution of a systemically important financial company and to cover the expenses of the Office of Financial Research, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system.

Regulatory Agencies.    Dodd-Frank established the Consumer Financial Protection Bureau (“CFPB”), which supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the CFPB has authority to regulate non-insurance consumer services provided by MetLife. See “Business — Regulation — Potential Regulation of MetLife as a Non-Bank SIFI — Consumer Protection Laws” included in the 2012 Annual Report.

In addition, MetLife, Inc.’s subsidiary, MetLife Bank, National Association, a federally chartered, non-deposit taking, uninsured bank, is principally regulated by the Office of the Comptroller of the Currency and the CFPB, and secondarily by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). While MetLife, Inc. has de-registered as a bank holding company, it may, in the future, be designated by the Financial Stability Oversight Council as a non-bank SIFI, and could once again be subject to regulation by the Federal Reserve Board. See “Business — Regulation — Potential Regulation of MetLife as a Non-Bank SIFI” and “Risk Factors — Regulatory and Legal Risks — Potential Regulation of MetLife As a Non-Bank SIFI Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations” included in the 2012 Annual Report.

In the wake of the recent financial crisis, national and international authorities have also proposed various measures intended to increase the intensity of regulation of large financial institutions. These measures have included enhanced risk-based capital requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, and early remediation procedures, resolution and recovery planning, as well as greater coordination among regulators and efforts to harmonize regulatory regimes. The imposition of such measures could adversely affect our ability to conduct business, our results of operations and our ability to pay dividends, repurchase securities or engage in other transactions that could affect our capital. See “Business — Regulation” included in the 2012 Annual Report.

Regulation of Brokers and Dealers.    Dodd-Frank also authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. See “Business — Regulation — Securities, Broker-Dealer and Investment Adviser Regulation” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” included in the 2012 Annual Report.

Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations.    We provide products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). Consequently, our activities are likewise subject to the restrictions imposed by ERISA and the Code, including the requirement that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and not cause a plan to engage in prohibited transactions with persons who have certain relationships with respect to those plans.

The prohibited transaction rules generally restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, the firm or affiliate that vary according to the recommendation chosen. Recently adopted regulations in this area provide some relief from these investment advice restrictions. If additional relief is not provided, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants and IRAs would likely be significantly restricted. Other proposed regulations in this area may negatively impact the current business model of our broker-dealers, including proposed changes to broaden the definition of “fiduciary” under ERISA, thereby increasing the regulation of persons providing investment advice to ERISA plans. See “Business — Regulation — Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations” included in the 2012 Annual Report.

International Regulation.    Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. See “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” included in the 2012 Annual Report. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as any nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold to U.S. dollars or other currencies. This may also impact many of our customers and independent sales intermediaries. Changes in the laws and regulations that affect these customers and independent sales intermediaries also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes and actions may negatively affect our business in these jurisdictions. We expect the scope and extent of regulation outside of the U.S., as well as general regulatory oversight, to continue to increase. The regulatory environment in the countries in which we operate and changes in laws could have a material adverse effect on our results of operations. See “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” included in the 2012 Annual Report.

We are also subject to the evolving Solvency II insurance regulatory directive for our insurance business throughout the European Economic Area, and may be subject to similar solvency regulations in other regions. As requirements are finalized by the regulators, capital requirements might be impacted in a number of jurisdictions. In addition, our legal entity structure throughout Europe may impact our capital requirements, risk management infrastructure and reporting by country.

General.    From time to time, regulators raise issues during examinations or audits of us and regulated subsidiaries that could, if determined adversely, have a material impact on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. We are also subject to other regulations and may in the future become subject to additional regulations. See “Business — Regulation” included in the 2012 Annual Report. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

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

Date: May 10, 2013

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