Form 10-Q
period 2013-06-30
MetLife Insurance CO of Connecticut
filed 2013-08-12
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At August 12, 2013, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares were owned directly by MetLife, Inc. and the remaining 4,595,317 shares were owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at June 30, 2013 (Unaudited) and December 31, 2012 and for the Three Months and Six Months Ended June 30, 2013 and 2012 (Unaudited))	4
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income	5
	Interim Condensed Consolidated Statements of Stockholders’ Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	9
	Note 3 — Insurance	13
	Note 4 — Investments	15
	Note 5 — Derivatives	28
	Note 6 — Fair Value	41
	Note 7 — Equity	65
	Note 8 — Other Expenses	66
	Note 9 — Contingencies, Commitments and Guarantees	66
	Note 10 — Related Party Transactions	68
	Note 11 — Subsequent Event	70
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	71
Item 4.	Controls and Procedures	81
Part II — Other Information		82
Item 1.	Legal Proceedings	82
Item 1A.	Risk Factors	82
Item 5.	Other Information	87
Item 6.	Exhibits	88

Signatures		89

Exhibit Index		E-1

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife Insurance Company of Connecticut and its subsidiaries. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife Insurance Company of Connecticut’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect our ability to meet liquidity needs and access capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain affiliated captive reinsurers or hedging arrangements associated with those risks; (3) exposure to financial and capital market risks, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact of comprehensive financial services regulation reform on us; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (11) impairments of goodwill and realized losses or market value impairments to illiquid assets; (12) defaults on our mortgage loans; (13) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (14) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (15) downgrades in our claims paying ability, financial strength ratings or those of MetLife’s other insurance subsidiaries, or MetLife’s credit ratings; (16) an inability of MetLife to access its credit facilities; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (18) differences between actual claims experience and underwriting and reserving assumptions; (19) ineffectiveness of MetLife’s risk management policies and procedures; (20) catastrophe losses; (21) increasing cost and limited market capacity for statutory life insurance reserve financings; (22) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (23) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (24) our ability to address unforeseen liabilities, asset impairments, or rating actions arising from acquisitions or dispositions and to successfully integrate and manage the growth of acquired businesses with minimal disruption; (25) changes in accounting standards, practices and/or policies; (26) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (27) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (28) inability to attract and retain sales representatives; (29) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning; (30) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; and (31) other risks and uncertainties described from time to time in MetLife Insurance Company of Connecticut’s filings with the SEC.
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

Part I — Financial Information
Item 1.  Financial Statements
MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2013 (Unaudited) and December 31, 2012
(In millions, except share and per share data)

	June 30, 2013	December 31, 2012
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $46,427 and $46,005, respectively)	$48,963	$50,968
Equity securities available-for-sale, at estimated fair value (cost: $399 and $311, respectively)	420	317
Fair value option securities, at estimated fair value	9	9
Mortgage loans (net of valuation allowances of $34 and $35, respectively; includes $2,268 and $2,666, respectively, at estimated fair value, relating to variable interest entities)	8,609	9,157
Policy loans	1,213	1,216
Real estate and real estate joint ventures	742	708
Other limited partnership interests	2,049	1,848
Short-term investments, principally at estimated fair value	2,112	2,576
Other invested assets, principally at estimated fair value	2,310	2,961
Total investments	66,427	69,760
Cash and cash equivalents, principally at estimated fair value	727	895
Accrued investment income (includes $10 and $13, respectively, relating to variable interest entities)	570	575
Premiums, reinsurance and other receivables	21,448	22,143
Deferred policy acquisition costs and value of business acquired	4,358	3,793
Current income tax recoverable	213	135
Goodwill	559	559
Other assets	797	822
Separate account assets	90,066	86,114
Total assets	$185,165	$184,796
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$27,221	$27,585
Policyholder account balances	35,757	36,976
Other policy-related balances	3,182	3,138
Payables for collateral under securities loaned and other transactions	8,634	8,399
Long-term debt (includes $2,148 and $2,559, respectively, at estimated fair value, relating to variable interest entities)	2,939	3,350
Deferred income tax liability	1,543	1,938
Other liabilities (includes $11 and $13, respectively, relating to variable interest entities)	6,298	6,547
Separate account liabilities	90,066	86,114
Total liabilities	175,640	174,047
Contingencies, Commitments and Guarantees (Note 9)
Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at June 30, 2013 and December 31, 2012	86	86
Additional paid-in capital	6,720	6,718
Retained earnings	1,447	1,545
Accumulated other comprehensive income (loss)	1,272	2,400
Total stockholders’ equity	9,525	10,749
Total liabilities and stockholders’ equity	$185,165	$184,796
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three Months and Six Months Ended June 30, 2013 and 2012 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Premiums	$114	$406	$265	$786
Universal life and investment-type product policy fees	556	575	1,120	1,119
Net investment income	724	656	1,454	1,548
Other revenues	138	125	295	248
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(3)	(18)	(5)	(31)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	1	4	(6)	2
Other net investment gains (losses)	18	85	93	104
Total net investment gains (losses)	16	71	82	75
Net derivative gains (losses)	(495)	582	(382)	143
Total revenues	1,053	2,415	2,834	3,919
Expenses
Policyholder benefits and claims	359	636	773	1,225
Interest credited to policyholder account balances	259	167	523	606
Other expenses	368	887	776	1,344
Total expenses	986	1,690	2,072	3,175
Income (loss) before provision for income tax	67	725	762	744
Provision for income tax expense (benefit)	6	227	236	227
Net income (loss)	$61	$498	$526	$517
Comprehensive income (loss)	$(653)	$1,000	$(602)	$872
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2013 and 2012 (Unaudited)
(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Total Stockholders’ Equity
Balance at December 31, 2012	$86	$6,718	$1,545	$2,487	$(38)	$(49)	$10,749
Dividend paid to MetLife			(624)				(624)
Capital contribution		2					2
Net income (loss)			526				526
Other comprehensive income (loss), net of income tax				(1,075)	6	(59)	(1,128)
Balance at June 30, 2013	$86	$6,720	$1,447	$1,412	$(32)	$(108)	$9,525

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Total Stockholders’ Equity
Balance at December 31, 2011	$86	$6,673	$1,173	$1,984	$(74)	$(139)	$9,703
Dividend of subsidiary (1)			(347)	(2)		59	(290)
Net income (loss)			517				517
Other comprehensive income (loss), net of income tax				335	3	17	355
Balance at June 30, 2012	$86	$6,673	$1,343	$2,317	$(71)	$(63)	$10,285
____________
(1) See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for a description of the dividend of the MetLife Europe Limited subsidiary.
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$1,107	$870
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	8,890	5,321
Equity securities	36	25
Mortgage loans	793	795
Real estate and real estate joint ventures	23	21
Other limited partnership interests	71	116
Purchases of:
Fixed maturity securities	(9,255)	(7,147)
Equity securities	(115)	(17)
Mortgage loans	(282)	(363)
Real estate and real estate joint ventures	(68)	(8)
Other limited partnership interests	(200)	(156)
Cash received in connection with freestanding derivatives	77	365
Cash paid in connection with freestanding derivatives	(402)	(186)
Dividend of subsidiary	—	(53)
Net change in policy loans	3	(29)
Net change in short-term investments	468	(107)
Net change in other invested assets	(25)	(28)
Net cash provided by (used in) investing activities	14	(1,451)
Cash flows from financing activities
Policyholder account balances:
Deposits	7,310	8,438
Withdrawals	(7,818)	(8,594)
Net change in payables for collateral under securities loaned and other transactions	235	1,178
Long-term debt repaid	(363)	(207)
Financing element on certain derivative instruments	(16)	(13)
Dividends on common stock	(624)	—
Net cash provided by (used in) financing activities	(1,276)	802
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(13)	2
Change in cash and cash equivalents	(168)	223
Cash and cash equivalents, beginning of period	895	745
Cash and cash equivalents, end of period	$727	$968
Supplemental disclosures of cash flow information:
Net cash paid (received) for:
Interest	$102	$118
Income tax	$85	$68
Non-cash transactions:
Disposal of subsidiary (1):
Assets disposed	$—	$4,857
Liabilities disposed	—	(4,567)
Net assets disposed	—	290
Cash disposed	—	(53)
Dividend of interests in subsidiary	—	(237)
(Gain) loss on dividend of interests in subsidiary	$—	$—
Capital contribution from MetLife, Inc.	$2	$—
____________
(1) See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.
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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2012 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2012 Annual Report.
Adoption of New Accounting Pronouncements
Effective January 1, 2013, the Company adopted new guidance regarding comprehensive income that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

required under GAAP that provide additional detail about those amounts. The adoption was prospectively applied and resulted in additional disclosures in Note 7.
Effective January 1, 2013, the Company adopted new guidance regarding balance sheet offsetting disclosures which requires an entity to disclose information about offsetting and related arrangements for derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions, to enable users of its financial statements to understand the effects of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The adoption was retrospectively applied and resulted in additional disclosures related to derivatives in Note 5.
Future Adoption of New Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding derivatives (Accounting Standards Update (“ASU”) 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate (“OIS”)) as a Benchmark Interest Rate for Hedge Accounting Purposes), effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The amendments permit the Fed Funds Effective Swap Rate (or OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the United States Treasury and London Inter-Bank Offered Rate. Also, the amendments remove the restriction on using different benchmark rates for similar hedges. The Company has adopted this new guidance in July 2013. The new guidance will not have a material impact on the consolidated financial statements upon adoption, but may impact the selection of benchmark interest rates for hedging relationships in the future.
In March 2013, the FASB issued new guidance regarding foreign currency (ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity), effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The amendments require an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to apply the guidance in Subtopic 830-30, Foreign Currency Matters — Translation of Financial Statements, to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in section 830-30-40, Derecognition, still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”); and

•
Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes certain amounts related to contractholder-directed unit-linked investments, and (iv) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2013 and 2012. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

	Operating Earnings
Three Months Ended June 30, 2013	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$74	$29	$11	$114	$—	$114
Universal life and investment-type product policy fees	516	8	—	524	32	556
Net investment income	415	293	31	739	(15)	724
Other revenues	136	2	—	138	—	138
Net investment gains (losses)	—	—	—	—	16	16
Net derivative gains (losses)	—	—	—	—	(495)	(495)
Total revenues	1,141	332	42	1,515	(462)	1,053
Expenses
Policyholder benefits and claims	165	164	8	337	22	359
Interest credited to policyholder account balances	227	33	—	260	(1)	259
Capitalization of DAC	(128)	—	(5)	(133)	—	(133)
Amortization of DAC and VOBA	158	1	—	159	(155)	4
Interest expense on debt	—	—	17	17	32	49
Other expenses	432	6	10	448	—	448
Total expenses	854	204	30	1,088	(102)	986
Provision for income tax expense (benefit)	100	45	(13)	132	(126)	6
Operating earnings	$187	$83	$25	295
Adjustments to:
Total revenues				(462)
Total expenses				102
Provision for income tax (expense) benefit				126
Net income (loss)				$61		$61

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
Three Months Ended June 30, 2012	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$118	$236	$52	$406	$—	$406
Universal life and investment-type product policy fees	528	7	6	541	34	575
Net investment income	384	317	59	760	(104)	656
Other revenues	123	2	—	125	—	125
Net investment gains (losses)	—	—	—	—	71	71
Net derivative gains (losses)	—	—	—	—	582	582
Total revenues	1,153	562	117	1,832	583	2,415
Expenses
Policyholder benefits and claims	170	369	49	588	48	636
Interest credited to policyholder account balances	235	41	—	276	(109)	167
Capitalization of DAC	(204)	—	(13)	(217)	—	(217)
Amortization of DAC and VOBA	207	1	1	209	207	416
Interest expense on debt	—	—	17	17	42	59
Other expenses	585	9	26	620	9	629
Total expenses	993	420	80	1,493	197	1,690
Provision for income tax expense (benefit)	57	50	(14)	93	134	227
Operating earnings	$103	$92	$51	246
Adjustments to:
Total revenues				583
Total expenses				(197)
Provision for income tax (expense) benefit				(134)
Net income (loss)				$498		$498

	Operating Earnings
Six Months Ended June 30, 2013	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$148	$97	$20	$265	$—	$265
Universal life and investment-type product policy fees	1,037	17	—	1,054	66	1,120
Net investment income	815	589	68	1,472	(18)	1,454
Other revenues	292	3	—	295	—	295
Net investment gains (losses)	—	—	—	—	82	82
Net derivative gains (losses)	—	—	—	—	(382)	(382)
Total revenues	2,292	706	88	3,086	(252)	2,834
Expenses
Policyholder benefits and claims	311	372	17	700	73	773
Interest credited to policyholder account balances	456	70	—	526	(3)	523
Capitalization of DAC	(276)	(2)	(9)	(287)	—	(287)
Amortization of DAC and VOBA	272	3	—	275	(245)	30
Interest expense on debt	—	—	34	34	66	100
Other expenses	898	18	17	933	—	933
Total expenses	1,661	461	59	2,181	(109)	2,072
Provision for income tax expense (benefit)	220	86	(22)	284	(48)	236
Operating earnings	$411	$159	$51	621
Adjustments to:
Total revenues				(252)
Total expenses				109
Provision for income tax (expense) benefit				48
Net income (loss)				$526		$526

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
Six Months Ended June 30, 2012	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$300	$353	$133	$786	$—	$786
Universal life and investment-type product policy fees	1,028	15	14	1,057	62	1,119
Net investment income	758	600	110	1,468	80	1,548
Other revenues	245	3	—	248	—	248
Net investment gains (losses)	—	—	—	—	75	75
Net derivative gains (losses)	—	—	—	—	143	143
Total revenues	2,331	971	257	3,559	360	3,919
Expenses
Policyholder benefits and claims	403	606	127	1,136	89	1,225
Interest credited to policyholder account balances	475	86	—	561	45	606
Capitalization of DAC	(457)	(3)	(34)	(494)	—	(494)
Amortization of DAC and VOBA	377	8	3	388	66	454
Interest expense on debt	—	—	34	34	85	119
Other expenses	1,160	19	82	1,261	4	1,265
Total expenses	1,958	716	212	2,886	289	3,175
Provision for income tax expense (benefit)	131	89	(27)	193	34	227
Operating earnings	$242	$166	$72	480
Adjustments to:
Total revenues				360
Total expenses				(289)
Provision for income tax (expense) benefit				(34)
Net income (loss)				$517		$517

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2013	December 31, 2012
	(In millions)
Retail	$139,715	$136,333
Corporate Benefit Funding	33,527	33,140
Corporate & Other	11,923	15,323
Total	$185,165	$184,796
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
Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	June 30, 2013		December 31, 2012
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value	$92,941	$53,118	$89,671	$51,411
Separate account value	$88,036	$51,770	$84,106	$49,778
Net amount at risk	$3,271	$1,914	$3,117	$2,316
Average attained age of contractholders	64 years	64 years	63 years	63 years

	June 30, 2013	December 31, 2012
	Secondary Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$6,079	$5,812
Net amount at risk	$89,733	$86,468
Average attained age of policyholders	58 years	58 years
____________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4.  Investments
Fixed Maturity and Equity Securities Available-for-Sale
Fixed Maturity and Equity Securities Available-for-Sale by Sector
The following table presents the fixed maturity and equity securities available-for-sale (“AFS”) by sector. The unrealized loss amounts presented below include the noncredit loss component of other-than-temporary impairments (“OTTI”) losses. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities and non-redeemable preferred stock is reported within equity securities. Included within fixed maturity securities are structured securities including residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”).

	June 30, 2013					December 31, 2012
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities:
U.S. corporate	$16,910	$1,317	$195	$—	$18,032	$16,914	$2,063	$82	$—	$18,895
U.S. Treasury and agency	8,820	641	125	—	9,336	7,678	1,186	—	—	8,864
Foreign corporate	8,506	494	89	—	8,911	8,618	853	26	—	9,445
RMBS	5,163	244	68	52	5,287	5,492	360	50	64	5,738
ABS	2,385	40	13	—	2,412	2,204	67	18	—	2,253
State and political subdivision	1,986	192	31	—	2,147	2,002	354	27	—	2,329
CMBS	1,734	79	6	—	1,807	2,221	141	6	—	2,356
Foreign government	923	123	15	—	1,031	876	214	2	—	1,088
Total fixed maturity securities	$46,427	$3,130	$542	$52	$48,963	$46,005	$5,238	$211	$64	$50,968
Equity securities:
Non-redeemable preferred stock	$234	$6	$16	$—	$224	$151	$11	$22	$—	$140
Common stock	165	34	3	—	196	160	18	1	—	177
Total equity securities	$399	$40	$19	$—	$420	$311	$29	$23	$—	$317
The Company held non-income producing fixed maturity securities with an estimated fair value of $23 million and $22 million with unrealized gains (losses) of $4 million and $3 million at June 30, 2013 and December 31, 2012, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at:

	June 30, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$4,397	$4,438	$4,831	$4,875
Due after one year through five years	9,502	9,900	8,646	9,192
Due after five years through ten years	7,697	8,286	7,967	8,960
Due after ten years	15,549	16,833	14,644	17,594
Subtotal	37,145	39,457	36,088	40,621
Structured securities (RMBS, ABS and CMBS)	9,282	9,506	9,917	10,347
Total fixed maturity securities	$46,427	$48,963	$46,005	$50,968

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

	June 30, 2013				December 31, 2012
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities:
U.S. corporate	$2,790	$144	$415	$51	$784	$16	$621	$66
U.S. Treasury and agency	3,254	125	—	—	200	—	—	—
Foreign corporate	1,778	76	133	13	494	8	203	18
RMBS	1,419	42	494	78	62	6	781	108
ABS	713	3	195	10	208	1	266	17
State and political subdivision	267	17	52	14	44	2	55	25
CMBS	170	4	46	2	59	1	101	5
Foreign government	193	15	—	—	116	2	—	—
Total fixed maturity securities	$10,584	$426	$1,335	$168	$1,967	$36	$2,027	$239
Equity securities:
Non-redeemable preferred stock	$126	$6	$38	$10	$—	$—	$50	$22
Common stock	3	3	7	—	10	1	7	—
Total equity securities	$129	$9	$45	$10	$10	$1	$57	$22
Total number of securities in an unrealized loss position	1,128		310		327		420
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired at June 30, 2013. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, changes in collateral valuation, changes in interest rates and changes in credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities in an unrealized loss position increased $319 million during the six months ended June 30, 2013 from $275 million to $594 million. The increase in gross unrealized losses for the six months ended June 30, 2013, was primarily attributable to an increase in interest rates and widening credit spreads.
At June 30, 2013, $52 million of the total $594 million of gross unrealized losses were from 16 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $52 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $32 million, or 62%, are related to gross unrealized losses on eight investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed rate fixed maturity securities, rising interest rates since purchase.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Below Investment Grade Fixed Maturity Securities
Of the $52 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $20 million, or 38%, are related to gross unrealized losses on eight below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over the financial services industry sector, unemployment levels and valuations of residential real estate supporting non-agency RMBS. Management evaluates these non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security.
Equity Securities
Equity securities in an unrealized loss position decreased $4 million during the six months ended June 30, 2013 from $23 million to $19 million. Of the $19 million, $8 million were from three equity securities with gross unrealized losses of 20% or more of cost for 12 months or greater, all of which were financial services industry investment grade non-redeemable preferred stock, of which 50% were rated A, AA, or AAA.
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
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2013		December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans:
Commercial	$5,075	59.0%	$5,266	57.5%
Agricultural	1,300	15.1	1,260	13.8
Subtotal (1)	6,375	74.1	6,526	71.3
Valuation allowances	(34)	(0.4)	(35)	(0.4)
Subtotal mortgage loans, net	6,341	73.7	6,491	70.9
Commercial mortgage loans held by CSEs	2,268	26.3	2,666	29.1
Total mortgage loans, net	$8,609	100.0%	$9,157	100.0%
____________

(1)	Purchases of mortgage loans were $5 million for both the three months and six months ended June 30, 2013. There were no mortgage loan purchases for the three months and six months ended June 30, 2012.
See “— Variable Interest Entities” for discussion of consolidated securitization entities (“CSEs”).
See “— Related Party Investment Transactions” for discussion of related party mortgage loans.

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

	June 30, 2013			December 31, 2012
	Commercial	Agricultural	Total	Commercial	Agricultural	Total
	(In millions)
Mortgage loans:
Evaluated individually for credit losses	$72	$4	$76	$76	$—	$76
Evaluated collectively for credit losses	5,003	1,296	6,299	5,190	1,260	6,450
Total mortgage loans	5,075	1,300	6,375	5,266	1,260	6,526
Valuation allowances:
Specific credit losses	7	—	7	11	—	11
Non-specifically identified credit losses	23	4	27	21	3	24
Total valuation allowances	30	4	34	32	3	35
Mortgage loans, net of valuation allowances	$5,045	$1,296	$6,341	$5,234	$1,257	$6,491
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended June 30,
	2013			2012
	Commercial	Agricultural	Total	Commercial	Agricultural	Total
	(In millions)
Balance, beginning of period	$32	$3	$35	$54	$3	$57
Provision (release)	(2)	1	(1)	(15)	—	(15)
Balance, end of period	$30	$4	$34	$39	$3	$42

	Six Months Ended June 30,
	2013			2012
	Commercial	Agricultural	Total	Commercial	Agricultural	Total
	(In millions)
Balance, beginning of period	$32	$3	$35	$58	$3	$61
Provision (release)	(2)	1	(1)	(19)	—	(19)
Balance, end of period	$30	$4	$34	$39	$3	$42

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Quality of Commercial Mortgage Loans
Information about the credit quality of commercial mortgage loans is presented below at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
June 30, 2013:
Loan-to-value ratios:
Less than 65%	$3,850	$105	$65	$4,020	79.2%	$4,309	80.1%
65% to 75%	866	10	27	903	17.8	928	17.2
76% to 80%	53	12	26	91	1.8	93	1.7
Greater than 80%	39	—	22	61	1.2	50	1.0
Total	$4,808	$127	$140	$5,075	100.0%	$5,380	100.0%

December 31, 2012:
Loan-to-value ratios:
Less than 65%	$3,888	$106	$89	$4,083	77.5%	$4,459	78.5%
65% to 75%	626	32	27	685	13.0	711	12.5
76% to 80%	343	8	57	408	7.8	428	7.6
Greater than 80%	39	28	23	90	1.7	81	1.4
Total	$4,896	$174	$196	$5,266	100.0%	$5,679	100.0%
Credit Quality of Agricultural Mortgage Loans
Information about the credit quality of agricultural mortgage loans is presented below at:

	June 30, 2013		December 31, 2012
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$1,210	93.1%	$1,184	94.0%
65% to 75%	90	6.9	76	6.0
Total	$1,300	100.0%	$1,260	100.0%
The estimated fair value of agricultural mortgage loans was $1.4 billion and $1.3 billion at June 30, 2013 and December 31, 2012, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing, mortgage loan portfolio, with 99% of mortgage loans classified as performing at June 30, 2013 and all mortgage loans classified as performing at December 31, 2012. The Company defines delinquency consistent with industry practice, when the mortgage loan is past due as follows: commercial mortgage loans — 60 days; and agricultural mortgage loans — 90 days. The Company had no mortgage loans past due and one commercial mortgage loan in nonaccrual status with a recorded investment of $22 million at June 30, 2013. The Company had no mortgage loans past due and no loans in nonaccrual status at December 31, 2012.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Impaired Mortgage Loans
Information regarding impaired mortgage loans including those modified in a troubled debt restructuring, by portfolio segment, were as follows at:

	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value
	(In millions)
June 30, 2013:
Commercial	$22	$22	$7	$15	$53	$50	$75	$65
Agricultural (1)	5	4	—	4	—	—	5	4
Total	$27	$26	$7	$19	$53	$50	$80	$69
December 31, 2012:
Commercial	$76	$76	$11	$65	$—	$—	$76	$65
Agricultural	—	—	—	—	—	—	—	—
Total	$76	$76	$11	$65	$—	$—	$76	$65
____________
(1) Valuation allowance on impaired agricultural mortgage loans was less than $1 million.
Unpaid principal balance is generally prior to any charge-offs.
The average recorded investment in impaired mortgage loans, including those modified in a troubled debt restructuring, and the related interest income, which is primarily recognized on a cash basis, by portfolio segment, was:

	Impaired Mortgage Loans
	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(In millions)
Commercial	$72	$1	$23	$—	$73	$2	$28	$1
Agricultural	2	—	—	—	1	—	—	—
Total	$74	$1	$23	$—	$74	$2	$28	$1
Mortgage Loans Modified in a Troubled Debt Restructuring
There was one agricultural mortgage loan modified in a troubled debt restructuring with a pre-modification and post-modification carrying value of $4 million during the three months and six months ended June 30, 2013. There were no mortgage loans modified in a troubled debt restructuring during the three months and six months ended June 30, 2012.
During the three months and six months ended June 30, 2013 and 2012, the Company had no mortgage loans with subsequent payment defaults that were modified in a troubled debt restructuring during the previous 12 months. Payment default is determined in the same manner as delinquency status as described above.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $461 million and $654 million at June 30, 2013 and December 31, 2012, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Unrealized Investment Gains (Losses)
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	June 30, 2013	December 31, 2012
	(In millions)
Fixed maturity securities	$2,586	$5,019
Fixed maturity securities with noncredit OTTI losses in AOCI	(52)	(64)
Total fixed maturity securities	2,534	4,955
Equity securities	17	12
Derivatives	148	243
Short-term investments	—	(2)
Other	(15)	(17)
Subtotal	2,684	5,191
Amounts allocated from:
Insurance liability loss recognition	(202)	(739)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	1	4
DAC and VOBA	(360)	(671)
Subtotal	(561)	(1,406)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	19	22
Deferred income tax benefit (expense)	(762)	(1,358)
Net unrealized investment gains (losses)	$1,380	$2,449
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
	(In millions)
Balance, beginning of period	$(64)	$(125)
Noncredit OTTI losses and subsequent changes recognized (1)	6	(3)
Securities sold with previous noncredit OTTI loss	11	35
Subsequent changes in estimated fair value	(5)	29
Balance, end of period	$(52)	$(64)
____________

(1)	Noncredit OTTI losses and subsequent changes recognized, net of DAC, were $4 million and $5 million for the six months ended June 30, 2013 and year ended December 31, 2012, respectively.
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2013
(In millions)
Balance, beginning of period	$2,449
Fixed maturity securities on which noncredit OTTI losses have been recognized	12
Unrealized investment gains (losses) during the period	(2,519)
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	537
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(3)
DAC and VOBA	311
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(3)
Deferred income tax benefit (expense)	596
Balance, end of period	$1,380
Change in net unrealized investment gains (losses)	$(1,069)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s stockholders’ equity, other than the U.S. government and its agencies, at both June 30, 2013 and December 31, 2012.
Securities Lending
The Company participates in a securities lending program. Elements of the securities lending program are presented below at:

	June 30, 2013	December 31, 2012
	(In millions)
Securities on loan: (1)
Amortized cost	$7,502	$6,154
Estimated fair value	$7,987	$7,339
Cash collateral on deposit from counterparties (2)	$8,140	$7,502
Security collateral on deposit from counterparties (3)	$—	$51
Reinvestment portfolio — estimated fair value	$8,151	$7,533
____________

(1)	Included within fixed maturity securities and short-term investments.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for cash and cash equivalents, short-term investments and fixed maturity securities and at carrying value for mortgage loans.

	June 30, 2013	December 31, 2012
	(In millions)
Invested assets on deposit (regulatory deposits)	$57	$58
Invested assets pledged as collateral (1)	1,460	1,569
Total invested assets on deposit and pledged as collateral	$1,517	$1,627
____________

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at June 30, 2013 and December 31, 2012. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	June 30, 2013	December 31, 2012
	(In millions)
CSEs: (1)
Assets:
Mortgage loans (commercial mortgage loans)	$2,268	$2,666
Accrued investment income	10	13
Total assets	$2,278	$2,679
Liabilities:
Long-term debt	$2,148	$2,559
Other liabilities	11	13
Total liabilities	$2,159	$2,572
____________

(1)
The Company consolidates former qualified special purpose entities (“QSPEs”) that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in the former QSPEs of $104 million and $92 million at estimated fair value at June 30, 2013 and December 31, 2012, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $32 million and $66 million for the three months and six months ended June 30, 2013, respectively, and $42 million and $85 million for the three months and six months ended June 30, 2012, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2013		December 31, 2012
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, ABS and CMBS) (2)	$9,506	$9,506	$10,347	$10,347
U.S. and foreign corporate	584	584	651	651
Other limited partnership interests	1,532	2,005	1,408	1,930
Real estate joint ventures	67	71	71	74
Total	$11,689	$12,166	$12,477	$13,002
____________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor.
As described in Note 9, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the six months ended June 30, 2013 and 2012.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Investment income:
Fixed maturity securities	$524	$531	$1,066	$1,064
Equity securities	3	5	5	7
FVO securities — FVO general account securities (1)	(1)	—	1	—
Mortgage loans	83	87	165	177
Policy loans	14	15	28	30
Real estate and real estate joint ventures	18	54	26	68
Other limited partnership interests	75	49	154	97
Cash, cash equivalents and short-term investments	1	1	3	2
International joint ventures	—	(2)	(10)	(3)
Other	1	2	1	3
Subtotal	718	742	1,439	1,445
Less: Investment expenses	28	24	56	48
Subtotal, net	690	718	1,383	1,397
FVO securities — FVO contractholder-directed unit-linked investments	—	(106)	—	62
FVO CSEs — interest income — commercial mortgage loans	34	44	71	89
Subtotal	34	(62)	71	151
Net investment income	$724	$656	$1,454	$1,548
____________

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
FVO general account securities	$(1)	$—	$—	$1
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Finance	$—	$—	$(3)	$(7)
Utility	—	—	—	(3)
Communications	—	—	—	(2)
Industrial	—	—	—	(1)
Other industries	—	(6)	—	(6)
Total U.S. and foreign corporate securities	—	(6)	(3)	(19)
RMBS	(2)	(8)	(8)	(10)
OTTI losses on fixed maturity securities recognized in earnings	(2)	(14)	(11)	(29)
Fixed maturity securities — net gains (losses) on sales and disposals	10	63	83	78
Total gains (losses) on fixed maturity securities	8	49	72	49
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	—	—	(3)	—
Common stock	—	—	—	(6)
OTTI losses on equity securities recognized in earnings	—	—	(3)	(6)
Equity securities — net gains (losses) on sales and disposals	3	2	6	3
Total gains (losses) on equity securities	3	2	3	(3)
FVO securities — FVO general account securities — changes in estimated fair value	—	—	—	1
Mortgage loans	2	16	1	20
Real estate and real estate joint ventures	1	—	—	(3)
Other limited partnership interests	1	—	1	1
Other investment portfolio gains (losses)	(1)	(1)	1	—
Subtotal — investment portfolio gains (losses)	14	66	78	65
FVO CSEs — changes in estimated fair value subsequent to consolidation:
Commercial mortgage loans	(23)	(7)	(36)	(1)
Long-term debt — related to commercial mortgage loans	28	13	50	11
Non-investment portfolio gains (losses)	(3)	(1)	(10)	—
Subtotal FVO CSEs and non-investment portfolio gains (losses)	2	5	4	10
Total net investment gains (losses)	$16	$71	$82	$75

See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($3) million and ($9) million for the three months and six months ended June 30, 2013, respectively, and less than $1 million and $1 million for the three months and six months ended June 30, 2012, respectively.

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

	Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$2,775	$1,079	$17	$5	$2,792	$1,084
Gross investment gains	$26	$67	$6	$2	$32	$69
Gross investment losses	(16)	(4)	(3)	—	(19)	(4)
Total OTTI losses recognized in earnings:
Credit-related	(2)	(14)	—	—	(2)	(14)
Other (1)	—	—	—	—	—	—
Total OTTI losses recognized in earnings	(2)	(14)	—	—	(2)	(14)
Net investment gains (losses)	$8	$49	$3	$2	$11	$51

	Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$5,355	$2,994	$42	$26	$5,397	$3,020
Gross investment gains	$115	$104	$10	$7	$125	$111
Gross investment losses	(32)	(26)	(4)	(4)	(36)	(30)
Total OTTI losses recognized in earnings:
Credit-related	(8)	(22)	—	—	(8)	(22)
Other (1)	(3)	(7)	(3)	(6)	(6)	(13)
Total OTTI losses recognized in earnings	(11)	(29)	(3)	(6)	(14)	(35)
Net investment gains (losses)	$72	$49	$3	$(3)	$75	$46
____________

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Balance, beginning of period	$60	$50	$59	$55
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	1	4	1	4
Additional impairments — credit loss OTTI recognized on securities previously impaired	—	5	7	7
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(3)	(3)	(9)	(4)
Increases in cash flows — accretion of previous credit loss OTTI	—	—	—	(6)
Balance, end of period	$58	$56	$58	$56
Related Party Investment Transactions
In the normal course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$—	$13	$—
Amortized cost of invested assets transferred to affiliates	$—	$—	$12	$—
Net investment gains (losses) recognized on transfers	$—	$—	$1	$—
Estimated fair value of invested assets transferred from affiliates	$77	$—	$83	$—
The Company receives investment administrative services from an affiliate. The related investment administrative service charges were $17 million and $34 million for both the three months and six months ended June 30, 2013 and 2012, respectively. The Company also had additional affiliated net investment income (loss) of ($1) million for both the three months and six months ended June 30, 2013 and less than $1 million for both the three months and six months ended June 30, 2012.
Below is a summary of certain affiliated loans, which are more fully described in Note 7 of the Notes of the Consolidated Financial Statements in the 2012 Annual Report.
The Company has loans outstanding to wholly-owned real estate subsidiaries of an affiliate, Metropolitan Life Insurance Company (“MLIC”), which are included in mortgage loans. The carrying value of these loans was $305 million and $306 million at June 30, 2013 and December 31, 2012, respectively. The loans to affiliates are secured by interests in the real estate subsidiaries, which own operating real estate with a fair value in excess of the loans. Net investment income from these loans was $4 million and $8 million for both the three months and six months ended June 30, 2013 and 2012, respectively.
The Company has affiliated loans outstanding to MetLife, which are included in other invested assets, totaling $430 million at both June 30, 2013 and December 31, 2012. Net investment income from these loans was $6 million and $12 million for both the three months and six months ended June 30, 2013 and 2012, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5.  Derivatives
Accounting for Derivatives
Freestanding Derivatives
Freestanding derivatives are carried in the Company’s consolidated balance sheets either as assets within other invested assets or as liabilities within other liabilities at estimated fair value. The Company does not offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. See “— Credit Risk on Freestanding Derivatives.”
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
Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, credit spreads and/or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Certain of the Company’s OTC derivatives are cleared and settled through central clearing counterparties (“OTC-cleared”), while others are bilateral contracts between two counterparties (“OTC-bilateral”). The types of derivatives the Company uses include swaps, forwards, futures and option contracts. To a lesser extent, the Company uses credit default swaps to synthetically replicate investment risks and returns which are not readily available in the cash market.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2013			December 31, 2012
	Primary Underlying Risk Exposure	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$587	$15	$5	$538	$28	$9
Foreign currency swaps	Foreign currency exchange rate	122	—	22	122	—	14
Subtotal		709	15	27	660	28	23
Cash flow hedges:
Interest rate swaps	Interest rate	598	29	12	658	99	—
Interest rate forwards	Interest rate	310	27	—	410	81	—
Foreign currency swaps	Foreign currency exchange rate	546	30	4	524	16	14
Credit forwards	Credit	5	—	—	—	—	—
Subtotal		1,459	86	16	1,592	196	14
Total qualifying hedges		2,168	101	43	2,252	224	37

Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	22,660	902	431	16,869	1,254	513
Interest rate floors	Interest rate	17,604	162	156	15,136	318	274
Interest rate caps	Interest rate	8,001	36	—	9,031	11	—
Interest rate futures	Interest rate	1,743	—	1	2,771	—	7
Foreign currency swaps	Foreign currency exchange rate	834	58	25	811	60	35
Foreign currency forwards	Foreign currency exchange rate	43	—	—	139	—	4
Credit default swaps - purchased	Credit	198	—	2	162	—	2
Credit default swaps - written	Credit	2,393	23	—	2,456	23	1
Equity futures	Equity market	971	3	—	1,075	—	27
Equity options	Equity market	3,431	411	14	2,845	469	1
Variance swaps	Equity market	2,562	1	85	2,346	11	62
TRRs	Equity market	437	6	8	300	—	7
Total non-designated or non-qualifying derivatives		60,877	1,602	722	53,941	2,146	933
Total		$63,045	$1,703	$765	$56,193	$2,370	$970
Based on notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship as of June 30, 2013 and December 31, 2012. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes in the consolidated statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Derivatives and hedging gains (losses) (1)	$(423)	$517	$(563)	$(36)
Embedded derivatives	(72)	65	181	179
Total net derivative gains (losses)	$(495)	$582	$(382)	$143
____________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Qualifying hedges:
Net investment income	$—	$1	$1	$1
Interest credited to policyholder account balances	1	6	2	16
Non-qualifying hedges:
Net derivative gains (losses)	45	47	61	55
Policyholder benefits and claims	—	(2)	(7)	(2)
Total	$46	$52	$57	$70

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

	Net Derivative Gains (Losses)	Net Investment Income (Loss) (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended June 30, 2013:
Interest rate derivatives	$(425)	$—	$(15)
Foreign currency exchange rate derivatives	1	—	—
Credit derivatives - purchased	—	—	—
Credit derivatives - written	—	—	—
Equity derivatives	(42)	(1)	(11)
Total	$(466)	$(1)	$(26)
Three Months Ended June 30, 2012:
Interest rate derivatives	$392	$—	$—
Foreign currency exchange rate derivatives	15	—	—
Credit derivatives - purchased	2	—	—
Credit derivatives - written	(16)	—	—
Equity derivatives	76	(1)	7
Total	$469	$(1)	$7
Six Months Ended June 30, 2013:
Interest rate derivatives	$(403)	$—	$(13)
Foreign currency exchange rate derivatives	16	—	—
Credit derivatives - purchased	—	—	—
Credit derivatives - written	7	—	—
Equity derivatives	(243)	(3)	(45)
Total	$(623)	$(3)	$(58)
Six Months Ended June 30, 2012:
Interest rate derivatives	$117	$—	$—
Foreign currency exchange rate derivatives	8	—	—
Credit derivatives - purchased	(8)	—	—
Credit derivatives - written	14	—	—
Equity derivatives	(215)	(2)	(23)
Total	$(84)	$(2)	$(23)
____________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2013:
Interest rate swaps:	Fixed maturity securities	$6	$(7)	$(1)
	Policyholder liabilities (1)	(11)	10	(1)
Foreign currency swaps:	Foreign-denominated PABs (2)	—	—	—
Total		$(5)	$3	$(2)
Three Months Ended June 30, 2012:
Interest rate swaps:	Fixed maturity securities	$(2)	$1	$(1)
	Policyholder liabilities (1)	15	(15)	—
Foreign currency swaps:	Foreign-denominated PABs (2)	(44)	40	(4)
Total		$(31)	$26	$(5)
Six Months Ended June 30, 2013:
Interest rate swaps:	Fixed maturity securities	$7	$(8)	$(1)
	Policyholder liabilities (1)	(18)	16	(2)
Foreign currency swaps:	Foreign-denominated PABs (2)	(7)	7	—
Total		$(18)	$15	$(3)
Six Months Ended June 30, 2012:
Interest rate swaps:	Fixed maturity securities	$(2)	$1	$(1)
	Policyholder liabilities (1)	2	(3)	(1)
Foreign currency swaps:	Foreign-denominated PABs (2)	(32)	24	(8)
Total		$(32)	$22	$(10)
____________

(1)	Fixed rate liabilities reported in PABs or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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
The Company discontinues cash flow hedge accounting when the forecasted transactions are no longer probable of occurring. When such forecasted transactions are not probable of occurring within two months of the anticipated date, the Company reclassifies certain amounts from AOCI into net derivative gains (losses). There were no amounts reclassified into net derivative gain (losses) for both the three months and six months ended June 30, 2013 and 2012, related to such discontinued cash flow hedges.
At June 30, 2013 and December 31, 2012, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years and seven years, respectively.
At June 30, 2013 and December 31, 2012, the balance in AOCI associated with cash flow hedges was $148 million and $243 million, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and comprehensive income and the interim condensed consolidated statements of stockholders’ equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2013:
Interest rate swaps	$(54)	$—	$—	$1
Interest rate forwards	(20)	3	—	1
Foreign currency swaps	(2)	—	—	—
Total	$(76)	$3	$—	$2
Three Months Ended June 30, 2012:
Interest rate swaps	$96	$—	$—	$—
Interest rate forwards	72	—	—	(1)
Foreign currency swaps	19	(2)	—	—
Total	$187	$(2)	$—	$(1)
Six Months Ended June 30, 2013:
Interest rate swaps	$(77)	$(1)	$—	$1
Interest rate forwards	(35)	6	1	1
Foreign currency swaps	22	(1)	—	1
Total	$(90)	$4	$1	$3
Six Months Ended June 30, 2012:
Interest rate swaps	$62	$—	$—	$—
Interest rate forwards	15	—	—	—
Foreign currency swaps	14	(1)	—	—
Total	$91	$(1)	$—	$—
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2013, $4 million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $2.4 billion and $2.5 billion at June 30, 2013 and December 31, 2012, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At June 30, 2013 and December 31, 2012, the Company would have received $23 million and $22 million, respectively, to terminate all of these contracts.
 The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2013			December 31, 2012
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$2	$137	2.8	$3	$167	3.2
Credit default swaps referencing indices	7	650	1.6	10	650	2.1
Subtotal	9	787	1.8	13	817	2.3
Baa
Single name credit default swaps (corporate)	7	486	3.4	4	479	3.8
Credit default swaps referencing indices	6	1,074	5.0	5	1,124	4.8
Subtotal	13	1,560	4.5	9	1,603	4.5
Ba
Single name credit default swaps (corporate)	—	10	5.1	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	10	5.1	—	—	—
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	1	36	5.1	—	36	5.0
Subtotal	1	36	5.1	—	36	5.0
Total	$23	$2,393	3.6	$22	$2,456	3.8
____________

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
Credit Risk on Freestanding Derivatives
The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivatives. Generally, the current credit exposure of the Company’s derivatives is limited to the net positive estimated fair value of derivatives at the reporting date after taking into consideration the existence of master netting or similar agreements and any collateral received pursuant to such agreements.
The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties and establishing and monitoring exposure limits. The Company’s OTC-bilateral derivative transactions are generally governed by ISDA Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited, to events of default and bankruptcy. In the

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

event of an early termination, the Company is permitted to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions. Substantially all of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives. See Note 6 for a description of the impact of credit risk on the valuation of derivatives.
The Company’s OTC-cleared derivatives are effected through central clearing counterparties and its exchange-traded derivatives are effected through regulated exchanges. Such positions are marked to market and margined on a daily basis, and the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivatives.
The estimated fair value of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2013		December 31, 2012
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$1,744	$792	$2,436	$982
OTC-cleared (1)	—	1	—	—
Exchange-traded	3	1	—	34
Total gross estimated fair value of derivatives (1)	1,747	794	2,436	1,016
Amounts offset in the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented in the consolidated balance sheets (1)	1,747	794	2,436	1,016
Gross amounts not offset in the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(674)	(674)	(838)	(838)
OTC-cleared	—	—	—	—
Exchange-traded	(1)	(1)	—	—
Cash collateral: (3)
OTC-bilateral	(476)	—	(897)	—
OTC-cleared	—	(1)	—	—
Exchange-traded	—	(1)	—	(34)
Securities collateral: (4)
OTC-bilateral	(565)	(105)	(689)	(121)
OTC-cleared	—	—	—	—
Exchange-traded	—	—	—	—
Net amount after application of master netting agreements and collateral	$31	$12	$12	$23
____________

(1)
At June 30, 2013 and December 31, 2012, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $44 million and $66 million, respectively, and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $29 million and $46 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received is included in cash and cash equivalents, short-term investments, or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables in the consolidated balance sheets. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2013 and December 31, 2012, the Company received excess cash collateral of $18 million and $0, respectively, and provided excess cash collateral of $58 million and $53 million, respectively, which is not included in the table above due to the foregoing limitation.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(4)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at June 30, 2013 none of the collateral had been sold or repledged. Securities collateral pledged by the Company is reported in fixed maturity securities in the consolidated balance sheets. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2013 and December 31, 2012, the Company received excess securities collateral of $23 million and $0, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2013 and December 31, 2012, the Company provided excess securities collateral of $12 million and $0, respectively, for its OTC-bilateral derivatives and $1 million and $0, respectively, for its OTC-cleared derivatives, which are not included in the table above due to the foregoing limitation. At both June 30, 2013 and December 31, 2012, the Company did not pledge any securities collateral for its exchange-traded derivatives.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the fair value of that counterparty’s derivatives reaches a pre-determined threshold. Certain of these arrangements also include credit-contingent provisions that provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of the Company and/or the counterparty. In addition, certain of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit ratings were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that are in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. The table also presents the incremental collateral that the Company would be required to provide if there was a one notch downgrade in the Company’s credit rating at the reporting date or if the Company’s credit rating sustained a downgrade to a level that triggered full overnight collateralization or termination of the derivative position at the reporting date. OTC-bilateral derivatives that are not subject to collateral agreements are excluded from this table.

		Estimated Fair Value of Collateral Provided:	Fair Value of Incremental Collateral Provided Upon:
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	One Notch Downgrade in the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
June 30, 2013	$118	$117	$1	$11
December 31, 2012	$143	$121	$2	$28
____________

(1)	After taking into consideration the existence of netting agreements.

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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2013	December 31, 2012
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$2,314	$3,551
Options embedded in debt or equity securities	Investments	(34)	(14)
Net embedded derivatives within asset host contracts		$2,280	$3,537
Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	PABs	$(259)	$705
Assumed guaranteed minimum benefits	PABs	(3)	4
Funds withheld on ceded reinsurance	Other liabilities	123	552
Net embedded derivatives within liability host contracts		$(139)	$1,261
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Net derivative gains (losses) (1), (2)	$(72)	$65	$181	$179
____________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment, were ($38) million and ($127) million for the three months and six months ended June 30, 2013, respectively, and $136 million and ($102) million for the three months and six months ended June 30, 2012, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment, were $41 million and $159 million for the three months and six months ended June 30, 2013, respectively, and ($292) million and $39 million for the three months and six months ended June 30, 2012, respectively.

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

	June 30, 2013
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate	$—	$16,863	$1,169	$18,032
U.S. Treasury and agency	5,072	4,264	—	9,336
Foreign corporate	—	8,098	813	8,911
RMBS	101	4,834	352	5,287
ABS	—	1,989	423	2,412
State and political subdivision	—	2,141	6	2,147
CMBS	—	1,741	66	1,807
Foreign government	—	1,029	2	1,031
Total fixed maturity securities	5,173	40,959	2,831	48,963
Equity securities:
Non-redeemable preferred stock	—	143	81	224
Common stock	81	85	30	196
Total equity securities	81	228	111	420
FVO securities	—	9	—	9
Short-term investments (1)	165	1,524	2	1,691
Mortgage loans held by CSEs	—	2,268	—	2,268
Derivative assets: (2)
Interest rate	—	1,105	66	1,171
Foreign currency exchange rate	—	88	—	88
Credit	—	17	6	23
Equity market	3	417	1	421
Total derivative assets	3	1,627	73	1,703
Net embedded derivatives within asset host contracts (3)	—	—	2,314	2,314
Separate account assets (4)	232	89,694	140	90,066
Total assets	$5,654	$136,309	$5,471	$147,434
Liabilities:
Derivative liabilities: (2)
Interest rate	$2	$584	$19	$605
Foreign currency exchange rate	—	51	—	51
Credit	—	2	—	2
Equity market	—	22	85	107
Total derivative liabilities	2	659	104	765
Net embedded derivatives within liability host contracts (3)	—	—	(139)	(139)
Long-term debt of CSEs	—	2,148	—	2,148
Total liabilities	$2	$2,807	$(35)	$2,774

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2012
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate	$—	$17,461	$1,434	$18,895
U.S. Treasury and agency	5,082	3,782	—	8,864
Foreign corporate	—	8,577	868	9,445
RMBS	—	5,460	278	5,738
ABS	—	1,910	343	2,253
State and political subdivision	—	2,304	25	2,329
CMBS	—	2,231	125	2,356
Foreign government	—	1,085	3	1,088
Total fixed maturity securities	5,082	42,810	3,076	50,968
Equity securities:
Non-redeemable preferred stock	—	47	93	140
Common stock	70	81	26	177
Total equity securities	70	128	119	317
FVO securities	—	9	—	9
Short-term investments (1)	1,233	1,285	13	2,531
Mortgage loans held by CSEs	—	2,666	—	2,666
Derivative assets: (2)
Interest rate	—	1,643	148	1,791
Foreign currency exchange rate	—	76	—	76
Credit	—	13	10	23
Equity market	—	469	11	480
Total derivative assets	—	2,201	169	2,370
Net embedded derivatives within asset host contracts (3)	—	—	3,551	3,551
Separate account assets (4)	201	85,772	141	86,114
Total assets	$6,586	$134,871	$7,069	$148,526
Liabilities:
Derivative liabilities: (2)
Interest rate	$7	$767	$29	$803
Foreign currency exchange rate	—	67	—	67
Credit	—	3	—	3
Equity market	27	8	62	97
Total derivative liabilities	34	845	91	970
Net embedded derivatives within liability host contracts (3)	—	—	1,261	1,261
Long-term debt of CSEs	—	2,559	—	2,559
Total liabilities	$34	$3,404	$1,352	$4,790
____________

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

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within PABs and other liabilities in the consolidated balance sheets. At June 30, 2013 and December 31, 2012, equity securities also included embedded derivatives of ($34) million and ($14) million, respectively.

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
Investments
Valuation Controls and Procedures
On behalf of the Company and MetLife, Inc.’s Chief Investment Officer and Chief Financial Officer, a pricing and valuation committee that is independent of the trading and investing functions and comprised of senior management provides oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a monthly basis, this committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. This committee also provides oversight of the selection of independent third party pricing providers and the controls and procedures to evaluate third party pricing. Periodically, the Chief Accounting Officer reports to MetLife Insurance Company of Connecticut’s Audit Committee regarding compliance with fair value accounting standards.
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 8% of the total estimated fair value of Level 3 fixed maturity securities.
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
U.S. corporate and foreign corporate securities
These securities are principally valued using the market and income approaches. Valuations are based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques that use standard market observable inputs such as benchmark yields, spreads off benchmark yields, new issuances, issuer rating, duration, and trades of identical or comparable securities. Privately-placed securities are valued using matrix pricing methodologies using standard market observable inputs, and inputs derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer, and in certain cases, delta spread adjustments to reflect specific credit-related issues.
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
Structured securities comprised of RMBS, ABS and CMBS
These securities are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing, discounted cash flow methodologies or other similar techniques that utilize inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data, including credit spreads. Below investment grade securities and sub-prime RMBS included in this level are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2. Certain of these valuations are based on independent non-binding broker quotations.
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
Common and non-redeemable preferred stock
These securities, including privately-held securities and financial services industry hybrid securities classified within equity securities, are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing, discounted cash flow methodologies or other similar techniques using inputs such as comparable credit rating and issuance structure. Certain of these securities are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2 and independent non-binding broker quotations.
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
Derivatives
The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives or through the use of pricing models for OTC-bilateral and OTC-cleared derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. The valuation controls and procedures for derivatives are described in “— Investments.”
The significant inputs to the pricing models for most OTC-bilateral and OTC-cleared derivatives are inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves and volatility. However, certain OTC-bilateral and OTC-cleared derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant inputs that are unobservable generally include references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and management believes they are consistent with what other market participants would use when pricing such instruments.
Most inputs for OTC-bilateral and OTC-cleared derivatives are mid-market inputs but, in certain cases, liquidity adjustments are made when they are deemed more representative of exit value. Market liquidity, as well as the use of different methodologies, assumptions and inputs, may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.
The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all OTC-bilateral and OTC-cleared derivatives, and any potential credit adjustment is based on the net exposure by counterparty after taking into account the effects of netting agreements and collateral arrangements. The Company values its OTC-bilateral and OTC-cleared derivatives using standard swap curves which may include a spread to the risk free rate, depending upon specific collateral arrangements. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with similar collateral arrangements. As the Company and its significant derivative counterparties generally execute trades at such pricing levels and hold sufficient collateral, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. An evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.

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
Interest rate
Non-option-based. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve and basis curves.
Option-based. Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, basis curves and interest rate volatility.
Foreign currency exchange rate
Non-option-based. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, basis curves, currency spot rates and cross currency basis curves.
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
Interest rate
Non-option-based. Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve and basis curves.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at both June 30, 2013 and December 31, 2012, transfers between Levels 1 and 2 were not significant.
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

					June 30, 2013				December 31, 2012				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities: (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(40)	-	240	70	9	-	500	105	Decrease
			•	Illiquidity premium (4)	30	-	30	30	30	-	30	30	Decrease
			•	Credit spreads (4)	(97)	-	535	239	(157)	-	876	282	Decrease
			•	Offered quotes (5)	99	-	100	100	100	-	100	100	Increase
	•	Consensus pricing	•	Offered quotes (5)	50	-	103	86	35	-	555	96	Increase
RMBS	•	Matrix pricing and
		discounted cash flow	•	Credit spreads (4)	(110)	-	2,984	279	40	-	2,367	436	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	84	-	106	98	100	-	100	100	Increase (6)
CMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	6	-	1,412	516	10	-	9,164	413	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	2	-	104	97	100	-	104	102	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	100	-	100	100					Increase (6)
ABS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	30	-	875	279	—	-	900	152	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	—	-	104	101	97	-	102	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	50	-	111	98	50	-	111	100	Increase (6)
Derivatives:
Interest rate	•	Present value techniques	•	Swap yield (7)	238	-	402		221	-	353		Increase (11)
Credit	•	Present value techniques	•	Credit spreads (8)	99	-	99		100	-	100		Decrease (8)
	•	Consensus pricing	•	Offered quotes (9)
Equity market	•	Present value techniques	•	Volatility (10)	17%	-	27%		18%	-	26%		Increase (11)
Embedded derivatives:
Direct and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.10%		0%	-	0.10%		Decrease (12)
				Ages 41 - 60	0.05%	-	0.64%		0.05%	-	0.64%		Decrease (12)
				Ages 61 - 115	0.32%	-	100%		0.32%	-	100%		Decrease (12)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	100%		0.50%	-	100%		Decrease (13)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (13)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (13)
			•	Utilization rates	20%	-	50%		20%	-	50%		Increase (14)
			•	Withdrawal rates	0.07%	-	10%		0.07%	-	10%		(15)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (16)
			•	Nonperformance risk spread	0.07%	-	0.61%		0.10%	-	0.67%		Decrease (17)
____________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

(2)
The impact of a decrease in input would have the opposite impact on the estimated fair value. For embedded derivatives, changes to direct guaranteed minimum benefits are based on liability positions and changes to ceded guaranteed minimum benefits are based on asset positions.

(3)	Significant increases (decreases) in expected default rates in isolation would result in substantially lower (higher) valuations.

(4)	Range and weighted average are presented in basis points.

(5)	Range and weighted average are presented in accordance with the market convention for fixed maturity securities of dollars per hundred dollars of par.

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

(9)	At both June 30, 2013 and December 31, 2012, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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

(13)
Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in the money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. For any given contract, lapse rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	RMBS	ABS	State and Political Subdivision	CMBS	Foreign Government
	(In millions)
Three Months Ended June 30, 2013:
Balance, beginning of period	$1,267	$786	$314	$420	$25	$106	$2
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	3	—	—	—	—	—	—
Net investment gains (losses)	(3)	(1)	—	—	—	1	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	(40)	(29)	—	(1)	—	—	—
Purchases (3)	111	69	86	61	—	4	—
Sales (3)	(75)	(25)	(51)	(42)	—	(40)	—
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	8	23	3	—	—	—	—
Transfers out of Level 3 (4)	(102)	(10)	—	(15)	(19)	(5)	—
Balance, end of period	$1,169	$813	$352	$423	$6	$66	$2
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$3	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (6)
	Non - redeemable Preferred Stock	Common Stock	Short-term Investments	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Three Months Ended June 30, 2013:
Balance, beginning of period	$79	$26	$396	$106	$—	$8	$(86)	$2,550	$139
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	(26)	—	(2)	2	(81)	—
OCI	2	1	—	(20)	—	—	—	—	—
Purchases (3)	—	3	2	—	—	—	—	—	2
Sales (3)	—	—	(366)	—	—	—	—	—	(2)
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(12)	—	—	—	(16)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—	1
Transfers out of Level 3 (4)	—	—	(30)	(1)	—	—	—	—	—
Balance, end of period	$81	$30	$2	$47	$—	$6	$(84)	$2,453	$140
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$(22)	$—	$(2)	$3	$(74)	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	RMBS	ABS	State and Political Subdivision	CMBS	Foreign Government
	(In millions)
Three Months Ended June 30, 2012:
Balance, beginning of period	$1,493	$622	$356	$257	$25	$152	$2
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	2	—	—	—	—	—	—
Net investment gains (losses)	—	(6)	(3)	—	—	(1)	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	14	19	9	—	—	1	—
Purchases (3)	30	77	1	52	—	20	—
Sales (3)	(31)	(11)	(99)	(1)	—	(19)	—
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	17	37	—	—	—	15	—
Transfers out of Level 3 (4)	(3)	(40)	(31)	(19)	—	(10)	—
Balance, end of period	$1,522	$698	$233	$289	$25	$158	$2
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$2	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(6)	$(2)	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (6)
	Non- redeemable Preferred Stock	Common Stock	Short-term Investments	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Three Months Ended June 30, 2012:
Balance, beginning of period	$92	$25	$20	$95	$—	$9	$(17)	$1,148	$149
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	22	—	(3)	11	69	—
OCI	(1)	(1)	—	71	—	—	—	—	—
Purchases (3)	—	—	22	—	—	—	—	—	1
Sales (3)	—	(2)	(20)	—	—	—	—	—	(1)
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(19)	—	—	—	(3)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	—	—
Balance, end of period	$91	$22	$22	$169	$—	$6	$(6)	$1,214	$149
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$19	$—	$(3)	$11	$72	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	RMBS	ABS	State and Political Subdivision	CMBS	Foreign Government
	(In millions)
Six Months Ended June 30, 2013:
Balance, beginning of period	$1,434	$868	$278	$343	$25	$125	$3
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	5	—	—	1	—	—	—
Net investment gains (losses)	(3)	(3)	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	(13)	(23)	8	(1)	—	2	(1)
Purchases (3)	139	87	85	124	—	6	—
Sales (3)	(126)	(65)	(27)	(16)	—	(53)	—
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	56	22	12	—	—	—	—
Transfers out of Level 3 (4)	(323)	(73)	(4)	(28)	(19)	(14)	—
Balance, end of period	$1,169	$813	$352	$423	$6	$66	$2
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$5	$—	$—	$1	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (6)
	Non- redeemable Preferred Stock	Common Stock	Short-term Investments	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Six Months Ended June 30, 2013:
Balance, beginning of period	$93	$26	$13	$119	$—	$10	$(51)	$2,290	$141
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	(1)	—	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	(21)	—	(4)	(25)	173	—
OCI	6	2	—	(35)	—	—	—	—	—
Purchases (3)	1	2	2	—	—	—	—	—	2
Sales (3)	(18)	—	(13)	—	—	—	—	—	(3)
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(15)	—	—	(8)	(10)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	(1)	—	—	—	—	—
Balance, end of period	$81	$30	$2	$47	$—	$6	$(84)	$2,453	$140
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$(2)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$(18)	$—	$(4)	$(25)	$186	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	RMBS	ABS	State and Political Subdivision	CMBS	Foreign Government
	(In millions)
Six Months Ended June 30, 2012:
Balance, beginning of period	$1,432	$580	$239	$220	$23	$147	$2
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	3	—	—	—	—	—	—
Net investment gains (losses)	—	(8)	(2)	—	—	(2)	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	(2)	20	16	1	2	6	—
Purchases (3)	122	80	—	95	—	21	—
Sales (3)	(55)	(16)	(20)	(9)	—	(29)	—
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	27	53	—	—	—	15	—
Transfers out of Level 3 (4)	(5)	(11)	—	(18)	—	—	—
Balance, end of period	$1,522	$698	$233	$289	$25	$158	$2
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$4	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(6)	$(2)	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (6)
	Non- redeemable Preferred Stock	Common Stock	Short-term Investments	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Six Months Ended June 30, 2012:
Balance, beginning of period	$76	$21	$10	$174	$—	$(1)	$43	$1,032	$130
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	(3)	—	—	—	—	—	—	19
Net derivative gains (losses)	—	—	—	10	—	7	(49)	181	—
OCI	15	4	—	14	—	—	—	—	—
Purchases (3)	—	—	22	—	—	—	—	—	2
Sales (3)	—	—	(10)	—	—	—	—	—	(2)
Issuances (3)	—	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(29)	—	—	—	1	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	—	—
Balance, end of period	$91	$22	$22	$169	$—	$6	$(6)	$1,214	$149
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(3)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$7	$—	$7	$(49)	$186	$—
____________

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

	June 30, 2013	December 31, 2012
	(In millions)
Assets: (1)
Unpaid principal balance	$2,177	$2,539
Difference between estimated fair value and unpaid principal balance	91	127
Carrying value at estimated fair value	$2,268	$2,666
Liabilities: (1)
Contractual principal balance	$2,081	$2,444
Difference between estimated fair value and contractual principal balance	67	115
Carrying value at estimated fair value	$2,148	$2,559
____________

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

Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates; that is, they are not measured at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	Three Months Ended June 30,
	2013			2012
	Carrying Value Prior to Measurement	Carrying Value After Measurement	Gains (Losses)	Carrying Value Prior to Measurement	Carrying Value After Measurement	Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$22	$19	$(3)	$8	$12	$4
Other limited partnership interests (2)	$8	$3	$(5)	$5	$4	$(1)
Real estate joint ventures (3)	$—	$—	$—	$—	$—	$—

	Six Months Ended June 30,
	2013			2012
	Carrying Value Prior to Measurement	Carrying Value After Measurement	Gains (Losses)	Carrying Value Prior to Measurement	Carrying Value After Measurement	Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$22	$19	$(3)	$8	$12	$4
Other limited partnership interests (2)	$9	$4	$(5)	$6	$4	$(2)
Real estate joint ventures (3)	$2	$1	$(1)	$5	$2	$(3)
____________

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both June 30, 2013 and 2012 were not significant.

(3)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include several real estate funds that typically invest primarily in commercial real estate. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next one to 10 years. Unfunded commitments for these investments at both June 30, 2013 and 2012 were not significant.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2013
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Mortgage loans, net	$6,341	$—	$—	$6,738	$6,738
Policy loans	$1,213	$—	$867	$420	$1,287
Real estate joint ventures	$56	$—	$—	$103	$103
Other limited partnership interests	$86	$—	$—	$103	$103
Other invested assets	$432	$—	$500	$—	$500
Premiums, reinsurance and other receivables	$6,026	$—	$59	$6,679	$6,738
Liabilities:
PABs	$22,429	$—	$—	$24,049	$24,049
Long-term debt	$791	$—	$1,037	$—	$1,037
Other liabilities	$672	$—	$513	$159	$672
Separate account liabilities	$1,354	$—	$1,354	$—	$1,354
Commitments: (1)
Mortgage loan commitments	$—	$—	$—	$(9)	$(9)
Commitments to fund bank credit facilities and private corporate bond investments	$—	$—	$(2)	$—	$(2)

	December 31, 2012
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Mortgage loans, net	$6,491	$—	$—	$7,009	$7,009
Policy loans	$1,216	$—	$861	$450	$1,311
Real estate joint ventures	$59	$—	$—	$101	$101
Other limited partnership interests	$94	$—	$—	$103	$103
Other invested assets	$432	$—	$548	$—	$548
Premiums, reinsurance and other receivables	$6,015	$—	$86	$6,914	$7,000
Liabilities:
PABs	$22,613	$—	$—	$24,520	$24,520
Long-term debt	$791	$—	$1,076	$—	$1,076
Other liabilities	$237	$—	$81	$156	$237
Separate account liabilities	$1,296	$—	$1,296	$—	$1,296
Commitments: (1)
Mortgage loan commitments	$—	$—	$—	$1	$1
Commitments to fund bank credit facilities and private corporate bond investments	$—	$—	$6	$—	$6
____________

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7.  Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI, net of income tax, was as follows:

	Three Months Ended June 30, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$1,944	$147	$(105)	$1,986
OCI before reclassifications	(648)	(51)	(3)	(702)
Amounts reclassified from AOCI	(11)	(1)	—	(12)
Balance, end of period	$1,285	$95	$(108)	$1,272

	Six Months Ended June 30, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$2,291	$158	$(49)	$2,400
OCI before reclassifications	(955)	(60)	(59)	(1,074)
Amounts reclassified from AOCI	(51)	(3)	—	(54)
Balance, end of period	$1,285	$95	$(108)	$1,272
____________

(1)	See Note 4 for information on offsets to investments related to insurance liabilities and DAC and VOBA.
 Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Statement of Operations and Comprehensive Income Location
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$9	$80	Other net investment gains (losses)
Net unrealized investment gains (losses)	3	6	Net investment income
OTTI	1	(6)	OTTI on fixed maturity securities
Net unrealized investment gains (losses), before income tax	13	80
Income tax (expense) benefit	(2)	(29)
Net unrealized investment gains (losses), net of income tax	$11	$51
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$—	$(1)	Net derivative gains (losses)
Interest rate forwards	3	6	Net derivative gains (losses)
Interest rate forwards	—	1	Net investment income
Foreign currency swaps	—	(1)	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	3	5
Income tax (expense) benefit	(2)	(2)
Gains (losses) on cash flow hedges, net of income tax	$1	$3
Total reclassifications, net of income tax	$12	$54

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Compensation	$82	$83	$171	$176
Commissions	170	246	363	526
Volume-related costs	22	39	40	98
Affiliated interest costs on ceded reinsurance	40	98	98	147
Capitalization of DAC	(133)	(217)	(287)	(494)
Amortization of DAC and VOBA	4	416	30	454
Interest expense on debt and debt issuance costs	49	59	100	119
Premium taxes, licenses and fees	15	16	28	40
Professional services	5	6	10	12
Rent	7	8	15	17
Other	107	133	208	249
Total other expenses	$368	$887	$776	$1,344
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for some of the matters below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2013.
Matters as to Which an Estimate Can Be Made
For some of the matters discussed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of June 30, 2013, the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material for the Company.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Commitments
Commitments to Fund Partnership Investments
The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.0 billion at both June 30, 2013 and December 31, 2012. The Company anticipates that these amounts will be invested in partnerships over the next five years.
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $271 million and $181 million at June 30, 2013 and December 31, 2012, respectively.
Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $104 million and $144 million at June 30, 2013 and December 31, 2012, respectively.
Other Commitments
The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At June 30, 2013 and December 31, 2012, the Company had agreed to fund up to $74 million and $86 million, respectively, of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $84 million and $106 million at June 30, 2013 and December 31, 2012, respectively, to custody accounts to secure the demand notes. Each of these affiliates is permitted by contract to sell or repledge this collateral.

10.  Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $372 million and $816 million for the three months and six months ended June 30, 2013, respectively, and $423 million and $862 million for the three months and six months ended June 30, 2012, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $52 million and $102 million for the three months and six months ended June 30, 2013, respectively, and $44 million and $86 million for the three months and six months ended June 30, 2012, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $46 million and $92 million for the three months and six months ended June 30, 2013, respectively, and $40 million and $80 million for the three months and six months ended June 30, 2012, respectively.
The Company had net receivables from affiliates, related to the items discussed above, of $99 million and $107 million at June 30, 2013 and December 31, 2012, respectively. These amounts exclude affiliated reinsurance balances discussed below.
See Note 4 for additional information on related party transactions.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain MetLife subsidiaries, including MLIC, MetLife Reinsurance Company of South Carolina, Exeter Reassurance Company Ltd. (“Exeter”), General American Life Insurance Company, MetLife Investors Insurance Company, MetLife Reinsurance Company of Vermont and MetLife Reinsurance Company of Delaware (“MRD”), all of which are related parties.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the significant effects of affiliated reinsurance included in the interim condensed consolidated statements of operations and comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Premiums:
Reinsurance assumed	$2	$3	$6	$6
Reinsurance ceded	(156)	(105)	(303)	(197)
Net premiums	$(154)	$(102)	$(297)	$(191)
Universal life and investment-type product policy fees:
Reinsurance assumed	$11	$23	$32	$44
Reinsurance ceded	(168)	(94)	(302)	(205)
Net universal life and investment-type product policy fees	$(157)	$(71)	$(270)	$(161)
Other revenues:
Reinsurance assumed	$—	$—	$—	$—
Reinsurance ceded	75	67	167	134
Net other revenues	$75	$67	$167	$134
Policyholder benefits and claims:
Reinsurance assumed	$2	$3	$5	$6
Reinsurance ceded	(193)	(187)	(386)	(320)
Net policyholder benefits and claims	$(191)	$(184)	$(381)	$(314)
Interest credited to policyholder account balances:
Reinsurance assumed	$18	$17	$36	$35
Reinsurance ceded	(32)	(26)	(61)	(52)
Net interest credited to policyholder account balances	$(14)	$(9)	$(25)	$(17)
Other expenses:
Reinsurance assumed	$3	$8	$12	$21
Reinsurance ceded	12	83	33	98
Net other expenses	$15	$91	$45	$119

Information regarding the significant effects of affiliated reinsurance included in the interim condensed consolidated balance sheets was as follows at:

	June 30, 2013		December 31, 2012
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets:
Premiums, reinsurance and other receivables	$30	$13,117	$35	$14,171
Deferred policy acquisition costs and value of business acquired	151	(665)	121	(642)
Total assets	$181	$12,452	$156	$13,529
Liabilities:
Other policy-related balances	$1,628	$837	$1,592	$855
Other liabilities	9	4,370	10	4,894
Total liabilities	$1,637	$5,207	$1,602	$5,749
In October 2012, MLI-USA entered into a reinsurance agreement to cede two blocks of business to MRD, on a 90% coinsurance with funds withheld basis. This agreement covers certain term and certain universal life policies issued in 2012 by MLI-USA. This agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $313 million and $407 million at June 30, 2013 and December 31, 2012, respectively. MLI-USA also recorded a funds withheld liability and other reinsurance payables, included in other liabilities, which were $206 million and $438 million at June 30, 2013 and December 31, 2012, respectively. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at fair value on the Company’s consolidated balance sheets. The embedded derivative related to this cession is included within other liabilities and was ($6) million and $6 million at June 30, 2013 and December 31, 2012, respectively. For the three months and six months ended June 30, 2013, the Company’s consolidated statements of operations and comprehensive income reflects a loss for this agreement of $15 million and $30 million, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company ceded risks to affiliates related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were assets of $2.3 billion and $3.6 billion at June 30, 2013 and December 31, 2012, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($667) million and ($1.4) billion for the three months and six months ended June 30, 2013, respectively, and $990 million and ($13) million for the three months and six months ended June 30, 2012, respectively.
MLI-USA ceded two blocks of business to an affiliate on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and increased the funds withheld balance by $129 million and $546 million at June 30, 2013 and December 31, 2012, respectively. Net derivative gains (losses) associated with the embedded derivatives were $140 million and $429 million for the three months and six months ended June 30, 2013, respectively, and ($226) million and ($149) million for the three months and six months ended June 30, 2012, respectively.
11. Subsequent Event

In July 2013, the Company committed to lend up to $1.8 billion to Exeter, an affiliate, pursuant to a note purchase agreement. Pursuant to the agreement, MetLife Insurance Company of Connecticut committed to purchase up to $1.3 billion of notes and MLI-USA committed to purchase up to $438 million of notes. The notes would be due not later than three years after issuance. The repayment of any notes issued pursuant to this agreement will be guaranteed by MetLife, Inc., which has agreed to guarantee notes issued on or before December 31, 2013. The commitment to purchase notes expires on December 31, 2013, subject to extension to December 31, 2014 if MetLife, Inc.’s board of directors approves the guarantee of repayment of notes issued on or before such date. As of August 12, 2013, there have been no purchases under the note purchase agreement.

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
Overview
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

In the second quarter of 2013, MetLife announced its plans to merge into MetLife Insurance Company of Connecticut, as the surviving entity, two U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company. The companies to be merged into MetLife Insurance Company of Connecticut, consist of MLI-USA, a subsidiary of MetLife Insurance Company of Connecticut, and MetLife Investors Insurance Company, an affiliate of MetLife Insurance Company of Connecticut, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company Ltd. (“Exeter”), a Cayman Islands reinsurance company that mainly reinsures guarantees associated with variable annuity products. Prior to the merger, MetLife Insurance Company of Connecticut will surrender its New York insurance license and, in connection therewith, reinsure certain of its New York business, including variable annuity business, with Metropolitan Life Insurance Company, subject to regulatory approvals. Also, following Exeter's merger into MetLife Insurance Company of Connecticut, MetLife Insurance Company of Connecticut will consider transferring to one or more affiliates certain business that is currently reinsured by Exeter. These mergers are expected to occur towards the end of 2014, subject to regulatory approvals. As a result of these mergers, MICC's financial condition will be impacted. It is also anticipated transparency will be increased relative to capital allocation and variable annuity risk management.

Regulatory Developments
The U.S. life insurance industry is regulated primarily at the state level, with some products and services also subject to Federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products. State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) are also investigating the use of affiliated captive reinsurers or off-shore entities to hedge and reinsure insurance risks. On June 11, 2013, the New York State Department of Financial Services (the “Department of Financial Services”) issued a highly critical report setting forth its findings to date relating to its inquiry into the life insurance industry's use of captive insurance companies. In its report, the Department of Financial Services recommended that (i) the NAIC develop enhanced disclosure requirements for reserve financing transactions involving captive insurers, (ii) the Federal Insurance Office, Office of Financial Research, the NAIC and state insurance commissioners conduct inquiries similar to the Department of Financial Services inquiry and (iii) state insurance commissioners consider an immediate national moratorium on new reserve financing transactions involving captive insurers until these inquiries are complete. The NAIC and certain state insurance regulators have stated that they are opposed to an immediate moratorium on new reserve financing transactions. Like many life insurance companies, we utilize captive reinsurers to satisfy statutory reserve requirements related to universal life and term life insurance policies. We also cede variable annuity risks to a captive reinsurer, which allows us to consolidate hedging and other risk management programs. If the insurance regulators in Connecticut or Delaware restrict the use of such captive reinsurers or if we otherwise are unable to continue to use such captive reinsurers in the future, our ability to write certain products or to hedge the associated risks efficiently, and/or our risk based capital ratios could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. As described above, in the second quarter of 2013, MetLife, Inc. announced its plans to merge into MetLife Insurance Company of Connecticut, as the surviving entity, two U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company. These anticipated mergers may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by the insurance regulators in Connecticut or Delaware.
Potential Regulation of MetLife as a Non-Bank SIFI
On January 11, 2013, MetLife Bank, National Association (“MetLife Bank”), a subsidiary of MetLife, and MetLife completed the sale of the depository business of MetLife Bank to GE Capital Retail Bank. Subsequently, MetLife Bank terminated its deposit insurance and MetLife deregistered as a bank holding company. As a result, MetLife is no longer regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife is designated by the Financial Stability Oversight Council (“FSOC”) as a non-bank systemically important financial institution (“non-bank SIFI”), it could once again be subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and to enhanced supervision and prudential standards. See “Business — Regulation — Potential Regulation of MetLife as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs” included in the 2012 Annual Report.

The FSOC issued final rules in April 2012, outlining a three-stage process it will follow and the criteria it will use to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve Board as a non-bank SIFI. On July 16, 2013, MetLife was notified by the FSOC that it had reached Stage 3 in the process to determine whether MetLife would be named a non-bank SIFI. Regulation of MetLife as a non-bank SIFI could affect our business. See “Business — Regulation — Potential Regulation of MetLife as a Non-Bank SIFI” included in the 2012 Annual Report.
If MetLife is designated as a non-bank SIFI, it will be subject to a number of Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) requirements that are also applicable to bank holding companies with assets of $50 billion or more. See “Business — Regulation” included in the 2012 Annual Report. In April 2013, the Federal Reserve Board proposed a rule to implement Section 318 of Dodd-Frank, which directs the Federal Reserve Board to collect assessments and other charges equal to the total expenses the Federal Reserve Board thinks is necessary for its supervision of bank holding companies and savings and loan holding companies with assets of $50 billion or more and non-bank SIFIs. As proposed, this rule would apply to MetLife for the 2012 assessment period and will apply in the future if MetLife is designated as a non-bank SIFI.
Regulatory Developments Relating to G-SIIs
The International Association of Insurance Supervisors (“IAIS”), an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB's initiative to identify global systemically important financial institutions by devising a process for designating global systemically important insurers (“G-SIIs”).
On July 18, 2013, the IAIS published a revised assessment methodology for identifying G-SIIs and a framework of policy measures to be applied to G-SIIs, and the FSB published its initial list of nine G-SIIs, which includes MetLife. The FSB will update the list annually beginning in 2014.
The framework of policy measures includes tiered global capital requirements for internationally active insurance groups, including G-SIIs, and G-SIIs may be subject to additional capital requirements reflecting activities deemed to be systemically risky. G-SII backstop capital requirements are to be developed by the end of 2014, for application beginning in 2019. More information on timing of development of a quantitative capital standard for large internationally active insurance groups is expected to be published by the end of 2013. The FSB and IAIS propose that national authorities ensure that any insurers identified as G-SIIs be subject to additional requirements consistent with the framework of policy measures, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators led by a regulator with group-wide supervisory authority and a policy bias in favor of separation of non-traditional insurance and non-insurance activities from traditional insurance activities. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife and us, and other designated G-SIIs in the U.S., is uncertain. See “Business — Regulation — Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers” included in the 2012 Annual Report.
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
Results of Operations
Consolidated Results
The Company made additional changes to variable annuity guarantee features as we continued to manage sales volume, focusing on pricing discipline and risk management in this challenging economic environment. These actions, in combination with product changes made in 2012, resulted in a net decrease in sales of annuities of $2.8 billion, before income tax, or 43% compared to the prior period. The sustained low interest rate environment adversely impacted sales of our pension closeouts. While premiums for this business are almost entirely offset by the related change in policyholder benefits, the impact of current period deposits contributed to growth in our investment portfolio.

	Six Months Ended June 30,
	2013	2012
	(In millions)
Revenues
Premiums	$265	$786
Universal life and investment-type product policy fees	1,120	1,119
Net investment income	1,454	1,548
Other revenues	295	248
Net investment gains (losses)	82	75
Net derivative gains (losses)	(382)	143
Total revenues	2,834	3,919
Expenses
Policyholder benefits and claims	773	1,225
Interest credited to policyholder account balances	523	606
Capitalization of DAC	(287)	(494)
Amortization of DAC and VOBA	30	454
Interest expense on debt	100	119
Other expenses	933	1,265
Total expenses	2,072	3,175
Income (loss) before provision for income tax	762	744
Provision for income tax expense (benefit)	236	227
Net income (loss)	$526	$517
Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012
During the six months ended June 30, 2013, income (loss) before provision for income tax increased $18 million ($9 million, net of income tax) from the prior period primarily driven by favorable changes in operating earnings and net investment gains (losses), partially offset by an unfavorable change in net derivative gains (losses).
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

	Six Months Ended June 30,
	2013	2012
	(In millions)
Non-VA program derivatives
Interest rate	$(138)	$58
Foreign currency exchange rate	11	2
Credit	19	15
Non-VA embedded derivatives	438	(152)
Total non-VA program derivatives	330	(77)
VA program derivatives
Embedded derivatives-direct/assumed guarantees:
Market and other risks	1,276	445
Nonperformance risk	(127)	(102)
Total	1,149	343
Embedded derivatives-ceded reinsurance:
Market and other risks	(1,565)	(51)
Nonperformance risk	159	39
Total	(1,406)	(12)
Freestanding derivatives hedging direct/assumed embedded derivatives	(455)	(111)
Total VA program derivatives	(712)	220
Net derivative gains (losses)	$(382)	$143

Within VA Program Derivatives, a reclassification has been made to the prior year amounts to conform to the current year presentation with respect to the classification of fees on direct and ceded embedded derivatives as well as to segregate the non-VA program embedded derivatives in affiliated ceded reinsurance written on a coinsurance with funds withheld basis.
The favorable change in net derivative gains (losses) on non-VA program derivatives was $407 million ($265 million, net of income tax). This was primarily due to non-VA program embedded derivatives in affiliated ceded reinsurance written on a coinsurance with funds withheld basis, which were favorably impacted by changes in value of the underlying assets, as well as by a current period refinement to the method in which the changes in fair value of the underlying assets in the reference portfolio are allocated to the embedded derivative. The favorable change was also due to increasing forward United Kingdom inflation rates favorably impacting receive-float inflation swaps. These favorable impacts were partially offset by long-term interest rates increasing in the current period and decreasing in the prior period, unfavorably impacting receive-fixed interest rate swaps and long interest rate floors. These freestanding derivatives are primarily hedging long duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $932 million ($606 million, net of income tax). This was due to an unfavorable change of $1.0 billion ($668 million, net of income tax) related to market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, an unfavorable change of $25 million ($16 million, net of income tax) related to the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives and a favorable change of $120 million ($78 million, net of income tax) related to the nonperformance risk adjustment on the ceded variable annuity embedded derivatives.
The nonperformance risk adjustment on the ceded variable annuity embedded derivatives gain of $159 million ($103 million, net of income tax) in the current period was comprised of a gain of $133 million due to the impact of changes in capital market inputs, such as long-term risk free interest rates and key equity index levels, as well as a gain of $26 million due to changes in the reinsurer’s credit spread. The nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives loss of $127 million ($83 million, net of income tax) in the current period was comprised of a loss of $119 million due to the impact of changes in capital market inputs, such as long-term risk free interest rates and key equity levels, as well as a loss of $8 million due to changes in the Company’s own credit spread.
The Company calculates the nonperformance risk adjustment on the direct, assumed, and ceded variable annuity embedded derivatives as the change in the embedded derivative discounted at the risk adjusted rate (which includes a credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk free rate.
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
When the Company's own credit spread increases in isolation, discounting the embedded derivative liability produces a lower valuation of the liability than if the own credit spread had remained constant. As a result, a gain is created from including an adjustment for nonperformance risk on the direct and assumed variable annuity embedded derivatives. The opposite impact occurs with respect to the nonperformance risk adjustment on ceded variable annuity guarantees when the reinsurer's credit spread increases in isolation. For each of these primary market drivers, the opposite effect occurs when they move in the opposite direction.
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
The foregoing unfavorable change of $1.0 billion ($668 million, net of income tax) is comprised of a $1.9 billion ($1.2 billion, net of income tax) unfavorable change in market and other risks on ceded variable annuity embedded derivatives and freestanding derivatives, which together hedge the market and other risks on direct and assumed variable annuity embedded derivatives, and an $831 million ($540 million, net of income tax) favorable change in market and other risks on direct and assumed variable annuity embedded derivatives. As discussed in the preceding paragraph, changes in market and other risks lead to volatility in earnings due to the mismatch in accounting on GMIBs.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates increased in the current period and decreased in the prior period, contributing to an unfavorable change in our ceded reinsurance assets and our freestanding derivatives and favorable changes in our direct and assumed embedded derivatives.

•
Key equity index levels increased more in the current period than in the prior period, contributing to unfavorable changes in our ceded reinsurance assets and our freestanding derivatives and favorable changes in our direct and assumed embedded derivatives.

•
Key equity volatility measures decreased less in the current period than in the prior period, contributing to favorable changes in our ceded reinsurance assets and our freestanding derivatives and unfavorable changes in our direct and assumed embedded derivatives.

The favorable change in net investment gains (losses) of $7 million ($5 million, net of income tax) reflects a decrease in impairments on fixed maturity securities, primarily in the financial and utility sectors, and an increase in net gains on sales of fixed maturity securities, partially offset by a reduction to the mortgage loan valuation allowance in the prior period.
Income tax expense for the six months ended June 30, 2013 was $236 million, or 31% of income (loss) before provision for income tax, compared with $227 million, or 31% of income (loss) before provision for income tax for the prior period. The Company's 2013 and 2012 effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for investments in low income housing.
As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings increased $141 million, net of income tax, to $621 million, net of income tax, in the current period from $480 million, net of income tax, in the prior period.
Reconciliation of net income (loss) to operating earnings

	Six Months Ended June 30,
	2013	2012
	(In millions)
Net income (loss)	$526	$517
Less: Net investment gains (losses)	82	75
Less: Net derivative gains (losses)	(382)	143
Less: Other adjustments to net income (1)	157	(147)
Less: Provision for income tax (expense) benefit	48	(34)
Operating earnings	$621	$480
____________

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Six Months Ended June 30,
	2013	2012
	(In millions)
Total revenues	$2,834	$3,919
Less: Net investment gains (losses)	82	75
Less: Net derivative gains (losses)	(382)	143
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(5)	1
Less: Other adjustments to revenues (1)	53	141
Total operating revenues	$3,086	$3,559
Total expenses	$2,072	$3,175
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(229)	68
Less: Other adjustments to expenses (1)	120	221
Total operating expenses	$2,181	$2,886
____________

(1)	See definitions of operating revenues and operating expenses for the components of such adjustments.
Consolidated Results – Operating

	Six Months Ended June 30,
	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$265	$786
Universal life and investment-type product policy fees	1,054	1,057
Net investment income	1,472	1,468
Other revenues	295	248
Total operating revenues	3,086	3,559
OPERATING EXPENSES
Policyholder benefits and claims	700	1,136
Interest credited to policyholder account balances	526	561
Capitalization of DAC	(287)	(494)
Amortization of DAC and VOBA	275	388
Interest expense on debt	34	34
Other expenses	933	1,261
Total operating expenses	2,181	2,886
Provision for income tax expense (benefit)	284	193
Operating earnings	$621	$480
Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
The $141 million increase in operating earnings was primarily driven by higher asset-based fee revenues, higher net investment income from portfolio growth and a decrease in expenses, partially offset by unfavorable mortality and claims experience.
Positive net flows from universal life products combined with positive net flows from variable annuities since the prior period, resulted in an increase in average separate account assets and generated higher asset-based fee revenue of $38 million. Positive net flows in our life businesses resulted in an increase in invested assets which generated higher net investment income of $31 million. Increases in interest credited expense due to business growth in our Corporate Benefit Funding segment as well as our life business were almost entirely offset by a decrease in interest credited on deferred annuities as surrenders and withdrawals were greater than sales, resulting in negative net flows to the general account.

The improving equity market resulted in higher fee income from increased separate account balances and a decrease in variable annuity guaranteed minimum death benefit liabilities, which increased operating earnings by $71 million. As a result of the sustained low interest rate environment, average interest credited rates on corporate benefit products declined, increasing operating earnings by $14 million. Lower investment yields decreased operating earnings by $28 million resulting from lower returns on real estate joint ventures, and the impact of the low interest rate environment on our fixed maturity securities and mortgage loans, partially offset by improved private equity returns and higher income on interest rate derivatives.
Less favorable claims experience, mainly in our variable and universal life businesses, reduced operating earnings by $93 million. While there was less favorable mortality, the decrease was primarily driven by changes in affiliated reinsurance coverage and experience refunds, resulting in higher costs of reinsurance in the current period. DAC amortization decreased due to the continued favorable equity markets in the current period, partially offset by an increase due to growth in the business, resulting in a $47 million increase in operating earnings.
Expenses declined $53 million, primarily driven by reduced interest expense associated with an affiliated reinsurance treaty.
In June 2012, the Company distributed all of the issued and outstanding shares of common stock of its wholly-owned subsidiary, MetLife Europe, to its stockholders as an in-kind dividend. This transaction resulted in a $21 million increase in operating earnings in the current period compared to the prior period.
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
The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”); and

•
Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes certain amounts related to contractholder-directed unit-linked investments, and (iv) excludes certain amounts related to securitization entities that are variable interest entities (“VIEs”) consolidated under GAAP.

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

We believe the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. Operating revenues, operating expenses and operating earnings should not be viewed as substitutes for the following financial measures calculated in accordance with GAAP: GAAP revenues, GAAP expenses and net income (loss), respectively. Reconciliations of these measures to the most directly comparable GAAP measures are included in “— Results of Operations.”
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1.  Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”); (ii) Part II, Item 1, of MetLife Insurance Company of Connecticut’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC; and (iii) Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
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
Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company's business or operations described under “Risk Factors” in Part I, Item 1A, of the 2012 Annual Report, as supplemented and amended by the information under “Risk Factors” in Part II, Item 1A of MetLife Insurance Company of Connecticut's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, which is incorporated herein by reference.
Regulatory and Legal Risks
Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
Our insurance operations and brokerage businesses are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation — Insurance Regulation” included in the 2012 Annual Report, as supplemented by discussions of regulatory developments in our subsequently filed quarterly reports on Form 10-Q under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments.”
Insurance Regulation — U.S.
State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. Recently, the NAIC and the New York State Department of Financial Services (“Department of Financial Services”) have been scrutinizing insurance companies' use of affiliated captive reinsurers or off-shore entities, and the Department of Financial Services on June 11, 2013 issued a highly critical report setting forth its findings to date relating to its inquiry into the life insurance industry's use of captive insurance companies. In its report, the Department of Financial Services recommended that (i) the NAIC develop enhanced disclosure requirements for reserve financing transactions involving captive insurers, (ii) the Federal Insurance Office (the “FIO”), Office of Financial Research (the “OFR”), the NAIC and state insurance commissioners conduct inquiries similar to the Department of Financial Services inquiry and (iii) state insurance commissioners consider an immediate national moratorium on new reserve financing transactions involving captive insurers until these inquiries are complete. Like many life insurance companies, we utilize captive reinsurers to satisfy statutory reserve requirements. If the insurance regulators in Connecticut or Delaware restrict the use of such captive reinsurers or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products, or to hedge the associated risks efficiently and/or our risk based capital ratios could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. See “Business — Regulation — Holding Company Regulation — Insurance Regulatory Examinations” and Note 10 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.
The NAIC is also reviewing life insurers' use of non-variable separate accounts that are insulated from general account claims, which might lead to a recommendation against the allowance of insulation for certain of our separate account products, particularly in the institutional markets. If the insurance regulators in Connecticut or Delaware change applicable laws or regulations in accordance with such recommendation, our use of insulation for certain products could be impaired and our ability to compete effectively or do business in certain markets may be adversely affected. In addition, our financial results may also be adversely affected. See “Business — Regulation — Holding Company Regulation — Insurance Regulatory Examinations” included in the 2012 Annual Report.
U.S. Federal Regulation Affecting Insurance. Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) establishes the FIO within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. See “Business — Regulation — Holding Company Regulation — Federal Initiatives” included in the 2012 Annual Report.
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
Non-bank SIFIs and certain other large financial companies can be assessed under Dodd-Frank for any uncovered costs arising in connection with the resolution of a systemically important financial company and to cover the expenses of the OFR, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system.
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
In addition, MetLife, Inc.'s subsidiary, MetLife Bank, National Association, a federally chartered, non-deposit taking, uninsured bank, is principally regulated by the Office of the Comptroller of the Currency and the CFPB, and secondarily by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). While MetLife, Inc. has de-registered as a bank holding company, it may, in the future, be designated by the Financial Stability Oversight Council as a non-bank SIFI, and could once again be subject to regulation by the Federal Reserve Board and subject to enhanced supervision and prudential standards. See “Business — Regulation — Potential Regulation of MetLife as a Non-Bank SIFI” and “Risk Factors — Regulatory and Legal Risks — Potential Regulation of MetLife As a Non-Bank SIFI Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations” included in the 2012 Annual Report.
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
International Regulation
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
General
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
Changes in Tax Laws or Interpretations of Such Laws Could Reduce Our Earnings and Materially Impact Our Operations by Increasing Our Corporate Taxes and Making Some of Our Products Less Attractive to Consumers
Changes in domestic or foreign tax laws or interpretations of such laws could increase our corporate taxes and reduce our earnings. Additionally, global budget deficits make it likely that governments' need for additional revenue will result in future tax proposals that will increase our effective tax rate. However, it remains difficult to predict the timing and effect that future tax law changes could have on the Company's earnings both in the U.S. and in foreign jurisdictions.
Additionally, U.S. tax laws currently afford certain benefits to life insurance and annuity products. The Obama Administration and some members of Congress have proposed certain changes to rules applicable to certain of these products and to individual income tax rates in general. Changes in tax laws could make some of our products less attractive to consumers. A shift away from life insurance and annuity contracts and other tax-deferred products by our customers would reduce our income from sales of these products, as well as the asset base upon which we earn investment income and fees, thereby reducing our earnings and potentially affecting the value of our deferred tax assets.
Investments-Related Risks
Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Specified Assets and in Connection with Over-the-Counter (“OTC”) Derivatives Cleared and Settled Through Central Clearing Counterparties (“OTC-cleared”) May Adversely Affect Our Liquidity and Expose Us to Counterparty and Central Clearinghouse Credit Risk
Some of our derivatives and financing transactions require us to pledge collateral related to any decline in the estimated fair value of the specified assets under certain circumstances. Similarly, the terms of some of our derivatives and financing transactions require us to make payments to our counterparties related to any decline in the estimated fair value of certain specified assets. The amount of collateral we may be required to pledge and the payments we may be required to make under these agreements may increase under certain circumstances and will likely increase under Dodd-Frank, which could adversely affect our liquidity. Dodd-Frank also restricts or eliminates certain types of previously eligible collateral, which could also adversely affect our liquidity. See “Business — Regulation — Holding Company Regulation — Regulation of Over-the-Counter Derivatives” and Note 7 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.
The Defaults or Deteriorating Credit of Other Financial Institutions Could Adversely Affect Us
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds and investment funds and other financial institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivatives, joint venture, hedge fund and equity investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, or lack of action by European Union member governments and central banks, as well as deterioration in the banks' credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them. Any such losses or impairments to the carrying value of these investments or other changes may materially and adversely affect our business and results of operations.
Risks Related to Our Business
If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations
We use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance, indemnification and derivatives do not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers, indemnitors, counterparties and central clearinghouses. A reinsurer's, indemnitor's, counterparty's or central clearinghouse's insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivatives agreements with us could have a material adverse effect on our financial condition and results of operations, including our liquidity.
In addition, we use derivatives to hedge various business risks. We enter into a variety of derivatives, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties on a bi-lateral basis for uncleared OTC derivatives and with clearing broker and central clearinghouses for OTC-cleared derivatives. If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. This risk is more pronounced in light of the stresses suffered by financial institutions over the past few years. Such failure could have a material adverse effect on our financial condition and results of operations. See “Business — Reinsurance Activity” included in the 2012 Annual Report.
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
We use hedging and risk management strategies to mitigate the liability exposure and the volatility of net income associated with these liabilities. These strategies involve the use of reinsurance and derivatives, which may not be completely effective. For example, in the event that reinsurers, derivative counterparties or central clearinghouses are unable or unwilling to pay, we remain liable for the guaranteed benefits. See “— Risks Related to Our Business — If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations” included in the 2012 Annual Report.
In addition, hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Furthermore, we are subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, produce economic losses not addressed by the risk management techniques employed. These, individually or collectively, may have a material adverse effect on our results of operations, including net income, financial condition or liquidity. The valuation of certain of the foregoing liabilities carried at fair value includes an adjustment for nonperformance risk that reflects the credit standing of the issuing entity. This adjustment, which is not hedged, is based in part on publicly available information regarding credit spreads related to MetLife's debt, including credit default swaps. In periods of extreme market volatility, movements in the credit spread can have a significant impact on net income. See Note 1 of the Notes to the Consolidated Financial Statements for further consideration of the risks associated with guaranteed benefits.
General Risks
Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect Our Financial Statements
Our financial statements are subject to the application of accounting principles generally accepted in the United States of America, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (the “FASB”). The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our reports filed with the SEC. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report and Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements included elsewhere herein. An assessment of proposed standards, including standards on insurance contracts and accounting for financial instruments, is not provided as such proposals are subject to change through the exposure process and official positions of the FASB are determined only after extensive due process and deliberations. Therefore, the effects on our financial statements cannot be meaningfully assessed. The required adoption of future accounting standards could have a material adverse effect on our financial condition and results of operations, including on our net income.

Item 5. Other Information
Credit Risk on Freestanding Derivatives
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
The following table presents the retrospective application of such new guidance by providing estimated fair value of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral at:

	December 31, 2011
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$2,814	$707
Exchange-traded	14	1
Total gross estimated fair value of derivatives (1)	2,828	708
Amounts offset in the consolidated balance sheets	—	—
Estimated fair value of derivatives presented in the consolidated balance sheets (1)	2,828	708
Gross amounts not offset in the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(693)	(693)
Exchange-traded	—	—
Cash collateral: (3)
OTC-bilateral	(1,624)	—
Exchange-traded	—	(1)
Securities collateral: (4)
OTC-bilateral	(315)	(9)
Exchange-traded	—	—
Net amount after application of master netting agreements and collateral	$196	$5
____________

(1)
At December 31, 2011, derivative assets and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $62 million and $28 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received is included in cash and cash equivalents or in short-term investments, and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded derivatives and is included in premiums, reinsurance and other receivables in the consolidated balance sheets. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2011, the Company received and provided excess cash collateral of $0 and $139 million, respectively, which is not included in the table above due to the foregoing limitation.

(4)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at December 31, 2011 none of the collateral had been sold or repledged. Securities collateral pledged by the Company is reported in fixed maturity securities in the consolidated balance sheets. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2011, the Company did not receive or provide any excess securities collateral for its over-the-counter derivatives between two counterparties (“OTC-bilateral”). At December 31, 2011, the Company did not pledge any securities collateral for its exchange-traded derivatives.

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
Date: August 12, 2013

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