Form 10-Q
period 2013-09-30
MetLife Insurance CO of Connecticut
filed 2013-11-13
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At November 13, 2013, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares were owned directly by MetLife, Inc. and the remaining 4,595,317 shares were owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at September 30, 2013 (Unaudited) and December 31, 2012 and for the Three Months and Nine Months Ended September 30, 2013 and 2012 (Unaudited))	4
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Stockholders’ Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	10
	Note 3 — Insurance	16
	Note 4 — Investments	18
	Note 5 — Derivatives	31
	Note 6 — Fair Value	44
	Note 7 — Goodwill	67
	Note 8 — Equity	68
	Note 9 — Other Expenses	69
	Note 10 — Contingencies, Commitments and Guarantees	70
	Note 11 — Related Party Transactions	72
	Note 12 — Subsequent Event	74
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	75
Item 4.	Controls and Procedures	89
Part II — Other Information		89
Item 1.	Legal Proceedings	89
Item 1A.	Risk Factors	89
Item 6.	Exhibits	98

Signatures		99

Exhibit Index		E-1

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife Insurance Company of Connecticut and its subsidiaries. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife Insurance Company of Connecticut’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect our ability to meet liquidity needs and access capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain affiliated captive reinsurers or hedging arrangements associated with those risks; (3) exposure to financial and capital market risks, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact of comprehensive financial services regulation reform on us; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (11) impairments of goodwill and realized losses or market value impairments to illiquid assets; (12) defaults on our mortgage loans; (13) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (14) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (15) downgrades in our claims paying ability, financial strength ratings or those of MetLife’s other insurance subsidiaries, or MetLife’s credit ratings; (16) an inability of MetLife to access its credit facilities; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (18) differences between actual claims experience and underwriting and reserving assumptions; (19) ineffectiveness of MetLife’s risk management policies and procedures; (20) catastrophe losses; (21) increasing cost and limited market capacity for statutory life insurance reserve financings; (22) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (23) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (24) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions, and integrating and managing the growth of such acquired businesses, or arising from dispositions of businesses or legal entity reorganizations; (25) changes in accounting standards, practices and/or policies; (26) increased expenses relating to pension and postretirement benefit plans, as well as health care and other employee benefits; (27) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (28) inability to attract and retain sales representatives; (29) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning;

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

Part I — Financial Information
Item 1.  Financial Statements
MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2013 (Unaudited) and December 31, 2012
(In millions, except share and per share data)

	September 30, 2013	December 31, 2012
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $43,660 and $46,005, respectively)	$45,930	$50,968
Equity securities available-for-sale, at estimated fair value (cost: $388 and $311, respectively)	397	317
Fair value option securities, at estimated fair value	9	9
Mortgage loans (net of valuation allowances of $34 and $35, respectively; includes $2,096 and $2,666, respectively, at estimated fair value, relating to variable interest entities)	8,549	9,157
Policy loans	1,216	1,216
Real estate and real estate joint ventures	733	708
Other limited partnership interests	2,096	1,848
Short-term investments, principally at estimated fair value	2,298	2,576
Other invested assets, principally at estimated fair value	2,224	2,961
Total investments	63,452	69,760
Cash and cash equivalents, principally at estimated fair value	1,211	895
Accrued investment income (includes $11 and $13, respectively, relating to variable interest entities)	603	575
Premiums, reinsurance and other receivables	21,497	22,143
Deferred policy acquisition costs and value of business acquired	4,475	3,793
Current income tax recoverable	193	135
Goodwill	493	559
Other assets	800	822
Separate account assets	94,020	86,114
Total assets	$186,744	$184,796
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$27,618	$27,585
Policyholder account balances	34,350	36,976
Other policy-related balances	3,141	3,138
Payables for collateral under securities loaned and other transactions	7,496	8,399
Long-term debt (includes $1,969 and $2,559, respectively, at estimated fair value, relating to variable interest entities)	2,759	3,350
Deferred income tax liability	1,526	1,938
Other liabilities (includes $10 and $13, respectively, relating to variable interest entities)	6,238	6,547
Separate account liabilities	94,020	86,114
Total liabilities	177,148	174,047
Contingencies, Commitments and Guarantees (Note 10)
Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at September 30, 2013 and December 31, 2012	86	86
Additional paid-in capital	6,720	6,718
Retained earnings	1,555	1,545
Accumulated other comprehensive income (loss)	1,235	2,400
Total stockholders’ equity	9,596	10,749
Total liabilities and stockholders’ equity	$186,744	$184,796
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2013 and 2012 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Premiums	$155	$284	$420	$1,070
Universal life and investment-type product policy fees	624	572	1,744	1,691
Net investment income	678	675	2,132	2,223
Other revenues	152	137	447	385
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(4)	(19)	(9)	(50)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(5)	6	(11)	8
Other net investment gains (losses)	(42)	17	51	121
Total net investment gains (losses)	(51)	4	31	79
Net derivative gains (losses)	(199)	(98)	(581)	45
Total revenues	1,359	1,574	4,193	5,493
Expenses
Policyholder benefits and claims	465	550	1,238	1,775
Interest credited to policyholder account balances	256	276	779	882
Goodwill impairment	66	394	66	394
Other expenses	434	547	1,210	1,891
Total expenses	1,221	1,767	3,293	4,942
Income (loss) before provision for income tax	138	(193)	900	551
Provision for income tax expense (benefit)	30	(189)	266	38
Net income (loss)	$108	$(4)	$634	$513
Comprehensive income (loss)	$71	$338	$(531)	$1,210
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)
(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Total Stockholders’ Equity
Balance at December 31, 2012	$86	$6,718	$1,545	$2,487	$(38)	$(49)	$10,749
Dividend paid to MetLife			(624)				(624)
Capital contribution		2					2
Net income (loss)			634				634
Other comprehensive income (loss), net of income tax				(1,173)	10	(2)	(1,165)
Balance at September 30, 2013	$86	$6,720	$1,555	$1,314	$(28)	$(51)	$9,596

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Total Stockholders’ Equity
Balance at December 31, 2011	$86	$6,673	$1,173	$1,984	$(74)	$(139)	$9,703
Dividend of subsidiary (1)			(347)	(2)		59	(290)
Capital contribution		19					19
Net income (loss)			513				513
Other comprehensive income (loss), net of income tax				635	26	36	697
Balance at September 30, 2012	$86	$6,692	$1,339	$2,617	$(48)	$(44)	$10,642
____________

(1)	See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report for a description of the dividend of the MetLife Europe Limited subsidiary.
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in) operating activities	$1,738	$1,457
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	14,438	9,149
Equity securities	47	33
Mortgage loans	1,188	970
Real estate and real estate joint ventures	47	23
Other limited partnership interests	90	137
Purchases of:
Fixed maturity securities	(12,245)	(12,085)
Equity securities	(120)	(30)
Mortgage loans	(563)	(524)
Real estate and real estate joint ventures	(91)	(67)
Other limited partnership interests	(269)	(238)
Cash received in connection with freestanding derivatives	93	437
Cash paid in connection with freestanding derivatives	(561)	(275)
Dividend of subsidiary	—	(53)
Net change in policy loans	—	(24)
Net change in short-term investments	283	487
Net change in other invested assets	(57)	(42)
Other, net	3	—
Net cash provided by (used in) investing activities	2,283	(2,102)
Cash flows from financing activities
Policyholder account balances:
Deposits	10,444	12,433
Withdrawals	(12,075)	(12,397)
Net change in payables for collateral under securities loaned and other transactions	(903)	1,388
Long-term debt repaid	(520)	(268)
Financing element on certain derivative instruments	(17)	54
Dividends on common stock	(624)	—
Net cash provided by (used in) financing activities	(3,695)	1,210
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(10)	6
Change in cash and cash equivalents	316	571
Cash and cash equivalents, beginning of period	895	745
Cash and cash equivalents, end of period	$1,211	$1,316
Supplemental disclosures of cash flow information:
Net cash paid (received) for:
Interest	$133	$159
Income tax	$94	$69
Non-cash transactions:
Disposal of subsidiary (1):
Assets disposed	$—	$4,857
Liabilities disposed	—	(4,567)
Net assets disposed	—	290
Cash disposed	—	(53)
Dividend of interests in subsidiary	—	(237)
(Gain) loss on dividend of interests in subsidiary	$—	$—
Capital contribution from MetLife, Inc.	$2	$19
____________

(1)	See Note 3 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.
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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Adoption of New Accounting Pronouncements
Effective July 17, 2013, the Company adopted new guidance regarding derivatives that permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the United States Treasury and London Interbank Offered Rate. Also, this new guidance removes the restriction on using different benchmark rates for similar hedges. The new guidance did not have a material impact on the consolidated financial statements upon adoption, but may impact the selection of benchmark interest rates for hedging relationships in the future.
Effective January 1, 2013, the Company adopted new guidance regarding comprehensive income that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption was prospectively applied and resulted in additional disclosures in Note 8.
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
In February 2013, the FASB issued new guidance regarding liabilities (ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date), effective retrospectively for fiscal years beginning after December 15, 2013 and interim periods within those years. The amendments require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the amendments require an entity to disclose the nature and amount of the obligation, as well as other information about the obligation. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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
The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”); and

•
Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iv) excludes certain amounts related to contractholder-directed unit-linked investments, and (v) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2013 and 2012. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s and the Company’s business.
MetLife’s economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistical based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon and applying an industry standard method for the inclusion of diversification benefits among risk types.
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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
Three Months Ended September 30, 2013	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$85	$65	$5	$155	$—	$155
Universal life and investment-type product policy fees	575	9	—	584	40	624
Net investment income	388	276	20	684	(6)	678
Other revenues	151	1	—	152	—	152
Net investment gains (losses)	—	—	—	—	(51)	(51)
Net derivative gains (losses)	—	—	—	—	(199)	(199)
Total revenues	1,199	351	25	1,575	(216)	1,359
Expenses
Policyholder benefits and claims	183	215	(7)	391	74	465
Interest credited to policyholder account balances	225	33	—	258	(2)	256
Goodwill impairment	—	—	—	—	66	66
Capitalization of DAC	(108)	—	(4)	(112)	—	(112)
Amortization of DAC and VOBA	115	1	1	117	(75)	42
Interest expense on debt	—	—	17	17	30	47
Other expenses	408	9	40	457	—	457
Total expenses	823	258	47	1,128	93	1,221
Provision for income tax expense (benefit)	129	32	(38)	123	(93)	30
Operating earnings	$247	$61	$16	324
Adjustments to:
Total revenues				(216)
Total expenses				(93)
Provision for income tax (expense) benefit				93
Net income (loss)				$108		$108

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
Nine Months Ended September 30, 2013	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$233	$162	$25	$420	$—	$420
Universal life and investment-type product policy fees	1,612	26	—	1,638	106	1,744
Net investment income	1,203	865	88	2,156	(24)	2,132
Other revenues	443	4	—	447	—	447
Net investment gains (losses)	—	—	—	—	31	31
Net derivative gains (losses)	—	—	—	—	(581)	(581)
Total revenues	3,491	1,057	113	4,661	(468)	4,193
Expenses
Policyholder benefits and claims	494	587	10	1,091	147	1,238
Interest credited to policyholder account balances	681	103	—	784	(5)	779
Goodwill impairment	—	—	—	—	66	66
Capitalization of DAC	(384)	(2)	(13)	(399)	—	(399)
Amortization of DAC and VOBA	387	4	1	392	(320)	72
Interest expense on debt	—	—	51	51	96	147
Other expenses	1,306	27	57	1,390	—	1,390
Total expenses	2,484	719	106	3,309	(16)	3,293
Provision for income tax expense (benefit)	349	118	(60)	407	(141)	266
Operating earnings	$658	$220	$67	945
Adjustments to:
Total revenues				(468)
Total expenses				16
Provision for income tax (expense) benefit				141
Net income (loss)				$634		$634

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2013	December 31, 2012
	(In millions)
Retail	$143,426	$136,333
Corporate Benefit Funding	31,576	33,140
Corporate & Other	11,742	15,323
Total	$186,744	$184,796
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
Variable Annuity Guarantees
In the Event of Death
Defined as the guaranteed minimum death benefit less the total contract account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.
At Annuitization
Defined as the amount (if any) that would be required to be added to the total contract account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents the Company’s potential economic exposure to such guarantees in the event all contractholders were to annuitize on the balance sheet date, even though the contracts contain terms that allow annuitization of the guaranteed amount only after the 10th anniversary of the contract, which not all contractholders have achieved.
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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	September 30, 2013		December 31, 2012
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value	$96,933	$55,325	$89,671	$51,411
Separate account value	$92,001	$54,009	$84,106	$49,778
Net amount at risk	$2,598	$622	$3,117	$2,316
Average attained age of contractholders	64 years	64 years	63 years	63 years

	September 30, 2013	December 31, 2012
	Secondary Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$6,198	$5,812
Net amount at risk	$91,124	$86,468
Average attained age of policyholders	58 years	58 years
____________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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

	September 30, 2013					December 31, 2012
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities:
U.S. corporate	$16,405	$1,258	$215	$—	$17,448	$16,914	$2,063	$82	$—	$18,895
U.S. Treasury and agency	7,425	484	153	—	7,756	7,678	1,186	—	—	8,864
Foreign corporate	8,332	531	68	—	8,795	8,618	853	26	—	9,445
RMBS	4,971	237	60	44	5,104	5,492	360	50	64	5,738
ABS	1,924	35	11	—	1,948	2,204	67	18	—	2,253
State and political subdivision	2,014	153	45	—	2,122	2,002	354	27	—	2,329
CMBS	1,597	70	4	—	1,663	2,221	141	6	—	2,356
Foreign government	992	117	15	—	1,094	876	214	2	—	1,088
Total fixed maturity securities	$43,660	$2,885	$571	$44	$45,930	$46,005	$5,238	$211	$64	$50,968
Equity securities:
Non-redeemable preferred stock	$229	$6	$27	$—	$208	$151	$11	$22	$—	$140
Common stock	159	33	3	—	189	160	18	1	—	177
Total equity securities	$388	$39	$30	$—	$397	$311	$29	$23	$—	$317
The Company held non-income producing fixed maturity securities with an estimated fair value of $22 million at both September 30, 2013 and December 31, 2012, with unrealized gains (losses) of $4 million and $3 million at September 30, 2013 and December 31, 2012, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at:

	September 30, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$1,828	$1,869	$4,831	$4,875
Due after one year through five years	10,242	10,681	8,646	9,192
Due after five years through ten years	7,435	8,008	7,967	8,960
Due after ten years	15,663	16,657	14,644	17,594
Subtotal	35,168	37,215	36,088	40,621
Structured securities (RMBS, ABS and CMBS)	8,492	8,715	9,917	10,347
Total fixed maturity securities	$43,660	$45,930	$46,005	$50,968

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

	September 30, 2013				December 31, 2012
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities:
U.S. corporate	$2,665	$159	$456	$56	$784	$16	$621	$66
U.S. Treasury and agency	2,520	153	—	—	200	—	—	—
Foreign corporate	1,494	58	136	10	494	8	203	18
RMBS	1,141	32	469	72	62	6	781	108
ABS	495	2	153	9	208	1	266	17
State and political subdivision	407	30	57	15	44	2	55	25
CMBS	149	4	37	—	59	1	101	5
Foreign government	182	15	—	—	116	2	—	—
Total fixed maturity securities	$9,053	$453	$1,308	$162	$1,967	$36	$2,027	$239
Equity securities:
Non-redeemable preferred stock	$103	$18	$34	$9	$—	$—	$50	$22
Common stock	2	3	7	—	10	1	7	—
Total equity securities	$105	$21	$41	$9	$10	$1	$57	$22
Total number of securities in an unrealized loss position	1,076		302		327		420
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired at September 30, 2013. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities in an unrealized loss position increased $340 million during the nine months ended September 30, 2013 from $275 million to $615 million. The increase in gross unrealized losses for the nine months ended September 30, 2013 was primarily attributable to an increase in interest rates.
At September 30, 2013, $59 million of the total $615 million of gross unrealized losses was from 16 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $59 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $33 million, or 56%, is related to gross unrealized losses on nine investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed rate fixed maturity securities, rising interest rates since purchase.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Below Investment Grade Fixed Maturity Securities
Of the $59 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $26 million, or 44%, is related to gross unrealized losses on seven below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over the financial services industry sector, unemployment levels and valuations of residential real estate supporting non-agency RMBS. Management evaluates these non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security.
Equity Securities
Equity securities in an unrealized loss position increased $7 million during the nine months ended September 30, 2013 from $23 million to $30 million. Of the $30 million, $6 million was from two equity securities with gross unrealized losses of 20% or more of cost for 12 months or greater, all of which were financial services industry investment grade non-redeemable preferred stock, of which 38% were rated A or better.
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
Mortgage Loans
Mortgage Loans Held-for-Investment and Held-for-Sale by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2013		December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans held-for-investment:
Commercial	$5,114	59.9%	$5,266	57.5%
Agricultural	1,310	15.3	1,260	13.8
Subtotal (1)	6,424	75.2	6,526	71.3
Valuation allowances	(34)	(0.4)	(35)	(0.4)
Subtotal mortgage loans held-for-investment, net	6,390	74.8	6,491	70.9
Commercial mortgage loans held by CSEs	2,096	24.5	2,666	29.1
Total mortgage loans held-for-investment, net	8,486	99.3	9,157	100.0
Mortgage loans held-for-sale	63	0.7	—	—
Total mortgage loans, net	$8,549	100.0%	$9,157	100.0%
____________

(1)
There were no mortgage loan purchases for the three months ended September 30, 2013. Purchases of mortgage loans were $5 million for the nine months ended September 30, 2013 and $27 million for both the three months and nine months ended September 30, 2012.

See “— Variable Interest Entities” for discussion of consolidated securitization entities (“CSEs”).
See “— Related Party Investment Transactions” for discussion of related party mortgage loans.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Loans and Valuation Allowance by Portfolio Segment
The carrying value prior to valuation allowance (“recorded investment”) in mortgage loans held-for-investment, by portfolio segment, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, were as follows at:

	September 30, 2013			December 31, 2012
	Commercial	Agricultural	Total	Commercial	Agricultural	Total
	(In millions)
Mortgage loans:
Evaluated individually for credit losses	$72	$4	$76	$76	$—	$76
Evaluated collectively for credit losses	5,042	1,306	6,348	5,190	1,260	6,450
Total mortgage loans	5,114	1,310	6,424	5,266	1,260	6,526
Valuation allowances:
Specific credit losses	7	—	7	11	—	11
Non-specifically identified credit losses	23	4	27	21	3	24
Total valuation allowances	30	4	34	32	3	35
Mortgage loans, net of valuation allowances	$5,084	$1,306	$6,390	$5,234	$1,257	$6,491
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended September 30,
	2013			2012
	Commercial	Agricultural	Total	Commercial	Agricultural	Total
	(In millions)
Balance, beginning of period	$30	$4	$34	$39	$3	$42
Provision (release)	—	—	—	(1)	—	(1)
Balance, end of period	$30	$4	$34	$38	$3	$41

	Nine Months Ended September 30,
	2013			2012
	Commercial	Agricultural	Total	Commercial	Agricultural	Total
	(In millions)
Balance, beginning of period	$32	$3	$35	$58	$3	$61
Provision (release)	(2)	1	(1)	(20)	—	(20)
Balance, end of period	$30	$4	$34	$38	$3	$41

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Quality of Commercial Mortgage Loans
Information about the credit quality of commercial mortgage loans held-for-investment is presented below at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
September 30, 2013:
Loan-to-value ratios:
Less than 65%	$3,868	$142	$57	$4,067	79.5%	$4,337	80.5%
65% to 75%	898	10	27	935	18.3	951	17.6
76% to 80%	13	12	—	25	0.5	25	0.5
Greater than 80%	39	26	22	87	1.7	76	1.4
Total	$4,818	$190	$106	$5,114	100.0%	$5,389	100.0%

December 31, 2012:
Loan-to-value ratios:
Less than 65%	$3,888	$106	$89	$4,083	77.5%	$4,459	78.5%
65% to 75%	626	32	27	685	13.0	711	12.5
76% to 80%	343	8	57	408	7.8	428	7.6
Greater than 80%	39	28	23	90	1.7	81	1.4
Total	$4,896	$174	$196	$5,266	100.0%	$5,679	100.0%
Credit Quality of Agricultural Mortgage Loans
Information about the credit quality of agricultural mortgage loans held-for-investment is presented below at:

	September 30, 2013		December 31, 2012
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$1,253	95.6%	$1,184	94.0%
65% to 75%	57	4.4	76	6.0
Total	$1,310	100.0%	$1,260	100.0%
The estimated fair value of agricultural mortgage loans held-for-investment was $1.4 billion and $1.3 billion at September 30, 2013 and December 31, 2012, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of mortgage loans classified as performing at September 30, 2013 and all mortgage loans classified as performing at December 31, 2012. The Company defines delinquency consistent with industry practice, when the mortgage loan is past due as follows: commercial mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no mortgage loans past due and one commercial mortgage loan in nonaccrual status with a recorded investment of $22 million at September 30, 2013. The Company had no mortgage loans past due and no loans in nonaccrual status at December 31, 2012.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Impaired Mortgage Loans
Information regarding impaired mortgage loans held-for-investment including those modified in a troubled debt restructuring, by portfolio segment, was as follows at:

	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value
	(In millions)
September 30, 2013:
Commercial	$22	$22	$7	$15	$53	$50	$75	$65
Agricultural (1)	4	4	—	4	—	—	4	4
Total	$26	$26	$7	$19	$53	$50	$79	$69
December 31, 2012:
Commercial	$76	$76	$11	$65	$—	$—	$76	$65
Agricultural	—	—	—	—	—	—	—	—
Total	$76	$76	$11	$65	$—	$—	$76	$65
____________

(1)	Valuation allowance on impaired agricultural mortgage loans was less than $1 million.
Unpaid principal balance is generally prior to any charge-offs.
The average recorded investment in impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, and the related interest income, which is primarily recognized on a cash basis, by portfolio segment, was:

	Impaired Mortgage Loans
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(In millions)
Commercial	$72	$—	$47	$—	$73	$2	$39	$1
Agricultural	4	—	—	—	2	—	—	—
Total	$76	$—	$47	$—	$75	$2	$39	$1
Mortgage Loans Modified in a Troubled Debt Restructuring
There were no mortgage loans modified in a troubled debt restructuring during the three months ended September 30, 2013. There was one agricultural mortgage loan modified in a troubled debt restructuring with a pre-modification and post-modification carrying value of $4 million during the nine months ended September 30, 2013. There were no mortgage loans modified in a troubled debt restructuring during the three months and nine months ended September 30, 2012.
During the three months and nine months ended September 30, 2013 and 2012, the Company had no mortgage loans with subsequent payment defaults that were modified in a troubled debt restructuring during the previous 12 months. Payment default is determined in the same manner as delinquency status as described above.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $939 million and $654 million at September 30, 2013 and December 31, 2012, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Unrealized Investment Gains (Losses)
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	September 30, 2013	December 31, 2012
	(In millions)
Fixed maturity securities	$2,315	$5,019
Fixed maturity securities with noncredit OTTI losses in AOCI	(44)	(64)
Total fixed maturity securities	2,271	4,955
Equity securities	5	12
Derivatives	79	243
Short-term investments	—	(2)
Other	(41)	(17)
Subtotal	2,314	5,191
Amounts allocated from:
Insurance liability loss recognition	1	(739)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	—	4
DAC and VOBA	(309)	(671)
Subtotal	(308)	(1,406)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	16	22
Deferred income tax benefit (expense)	(736)	(1,358)
Net unrealized investment gains (losses)	$1,286	$2,449
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
	(In millions)
Balance, beginning of period	$(64)	$(125)
Noncredit OTTI losses and subsequent changes recognized (1)	11	(3)
Securities sold with previous noncredit OTTI loss	18	35
Subsequent changes in estimated fair value	(9)	29
Balance, end of period	$(44)	$(64)
____________

(1)	Noncredit OTTI losses and subsequent changes recognized, net of DAC, were $9 million and $5 million for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2013
(In millions)
Balance, beginning of period	$2,449
Fixed maturity securities on which noncredit OTTI losses have been recognized	20
Unrealized investment gains (losses) during the period	(2,897)
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	740
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(4)
DAC and VOBA	362
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(6)
Deferred income tax benefit (expense)	622
Balance, end of period	$1,286
Change in net unrealized investment gains (losses)	$(1,163)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s stockholders’ equity, other than the U.S. government and its agencies, at both September 30, 2013 and December 31, 2012.
Securities Lending
The Company participates in a securities lending program. Elements of the securities lending program are presented below at:

	September 30, 2013	December 31, 2012
	(In millions)
Securities on loan: (1)
Amortized cost	$6,695	$6,154
Estimated fair value	$6,959	$7,339
Cash collateral on deposit from counterparties (2)	$7,108	$7,502
Security collateral on deposit from counterparties (3)	$5	$51
Reinvestment portfolio — estimated fair value	$7,123	$7,533
____________

(1)	Included within fixed maturity securities, short-term investments, cash and cash equivalents and equity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for cash and cash equivalents, short-term investments and fixed maturity securities and at carrying value for mortgage loans.

	September 30, 2013	December 31, 2012
	(In millions)
Invested assets on deposit (regulatory deposits)	$57	$58
Invested assets pledged as collateral (1)	1,432	1,569
Total invested assets on deposit and pledged as collateral	$1,489	$1,627
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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at September 30, 2013 and December 31, 2012. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	September 30, 2013	December 31, 2012
	(In millions)
CSEs: (1)
Assets:
Mortgage loans (commercial mortgage loans)	$2,096	$2,666
Accrued investment income	11	13
Total assets	$2,107	$2,679
Liabilities:
Long-term debt	$1,969	$2,559
Other liabilities	10	13
Total liabilities	$1,979	$2,572
____________

(1)
The Company consolidates former qualified special purpose entities (“QSPEs”) that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in the former QSPEs of $110 million and $92 million at estimated fair value at September 30, 2013 and December 31, 2012, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $30 million and $96 million for the three months and nine months ended September 30, 2013, respectively, and $40 million and $125 million for the three months and nine months ended September 30, 2012, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2013		December 31, 2012
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$8,715	$8,715	$10,347	$10,347
U.S. and foreign corporate	548	548	651	651
Other limited partnership interests	1,573	2,047	1,408	1,930
Real estate joint ventures	68	72	71	74
Total	$10,904	$11,382	$12,477	$13,002
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
As described in Note 10, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the nine months ended September 30, 2013 and 2012.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Investment income:
Fixed maturity securities	$523	$531	$1,589	$1,595
Equity securities	3	(1)	8	6
FVO securities — FVO general account securities (1)	—	2	1	2
Mortgage loans	82	85	247	262
Policy loans	14	14	42	44
Real estate and real estate joint ventures	10	9	36	77
Other limited partnership interests	41	18	195	115
Cash, cash equivalents and short-term investments	—	1	3	3
International joint ventures	6	—	(4)	(3)
Other	(4)	1	(3)	4
Subtotal	675	660	2,114	2,105
Less: Investment expenses	30	27	86	75
Subtotal, net	645	633	2,028	2,030
FVO securities — FVO contractholder-directed unit-linked investments	—	—	—	62
FVO CSEs — interest income — commercial mortgage loans	33	42	104	131
Subtotal	33	42	104	193
Net investment income	$678	$675	$2,132	$2,223
____________

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
FVO general account securities	$1	$—	$—	$—
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
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Finance	$—	$—	$(3)	$(7)
Utility	—	—	—	(3)
Communications	—	—	—	(2)
Industrial	—	—	—	(1)
Transportation	(3)	(10)	(3)	(16)
Total U.S. and foreign corporate securities	(3)	(10)	(6)	(29)
RMBS	(6)	(3)	(14)	(13)
OTTI losses on fixed maturity securities recognized in earnings	(9)	(13)	(20)	(42)
Fixed maturity securities — net gains (losses) on sales and disposals	(50)	6	33	84
Total gains (losses) on fixed maturity securities	(59)	(7)	13	42
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	—	—	(3)	—
Common stock	—	—	—	(6)
OTTI losses on equity securities recognized in earnings	—	—	(3)	(6)
Equity securities — net gains (losses) on sales and disposals	(2)	1	4	4
Total gains (losses) on equity securities	(2)	1	1	(2)
FVO securities — FVO general account securities — changes in estimated fair value subsequent to purchase	—	(1)	—	—
Mortgage loans	(1)	—	—	20
Real estate and real estate joint ventures	—	—	—	(3)
Other limited partnership interests	—	2	1	3
Other investment portfolio gains (losses)	1	2	2	2
Subtotal — investment portfolio gains (losses)	(61)	(3)	17	62
FVO CSEs — changes in estimated fair value subsequent to consolidation:
Commercial mortgage loans	(14)	9	(50)	8
Long-term debt — related to commercial mortgage loans	18	(2)	68	9
Non-investment portfolio gains (losses)	6	—	(4)	—
Subtotal FVO CSEs and non-investment portfolio gains (losses)	10	7	14	17
Total net investment gains (losses)	$(51)	$4	$31	$79

See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $6 million and ($3) million for the three months and nine months ended September 30, 2013, respectively, and $1 million and $2 million for the three months and nine months ended September 30, 2012, respectively.

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

	Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$3,914	$1,354	$13	$5	$3,927	$1,359
Gross investment gains	$9	$13	$—	$2	$9	$15
Gross investment losses	(59)	(7)	(2)	(1)	(61)	(8)
Total OTTI losses recognized in earnings:
Credit-related	(9)	(13)	—	—	(9)	(13)
Other (1)	—	—	—	—	—	—
Total OTTI losses recognized in earnings	(9)	(13)	—	—	(9)	(13)
Net investment gains (losses)	$(59)	$(7)	$(2)	$1	$(61)	$(6)

	Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$9,269	$4,348	$55	$31	$9,324	$4,379
Gross investment gains	$124	$117	$10	$9	$134	$126
Gross investment losses	(91)	(33)	(6)	(5)	(97)	(38)
Total OTTI losses recognized in earnings:
Credit-related	(17)	(35)	—	—	(17)	(35)
Other (1)	(3)	(7)	(3)	(6)	(6)	(13)
Total OTTI losses recognized in earnings	(20)	(42)	(3)	(6)	(23)	(48)
Net investment gains (losses)	$13	$42	$1	$(2)	$14	$40
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Balance, beginning of period	$58	$56	$59	$55
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	—	1	1	5
Additional impairments — credit loss OTTI recognized on securities previously impaired	5	2	12	9
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(4)	(7)	(13)	(11)
Increases in cash flows — accretion of previous credit loss OTTI	—	—	—	(6)
Balance, end of period	$59	$52	$59	$52
Related Party Investment Transactions
In the normal course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$—	$13	$—
Amortized cost of invested assets transferred to affiliates	$—	$—	$12	$—
Net investment gains (losses) recognized on transfers	$—	$—	$1	$—
Estimated fair value of invested assets transferred from affiliates	$—	$—	$83	$—
The Company receives investment administrative services from an affiliate. The related investment administrative service charges were $17 million and $51 million for the three months and nine months ended September 30, 2013, respectively, and $16 million and $50 million for the three months and nine months ended September 30, 2012, respectively. The Company also had additional affiliated net investment income (loss) of less than $1 million and ($1) million for the three months and nine months ended September 30, 2013, respectively, and less than $1 million for both the three months and nine months ended September 30, 2012.
Below is a summary of certain affiliated loans, which are more fully described in Note 7 of the Notes of the Consolidated Financial Statements in the 2012 Annual Report.
The Company has loans outstanding to wholly-owned real estate subsidiaries of an affiliate, Metropolitan Life Insurance Company (“MLIC”), which are included in mortgage loans. The carrying value of these loans was $304 million and $306 million at September 30, 2013 and December 31, 2012, respectively. The loans to affiliates are secured by interests in the real estate subsidiaries, which own operating real estate with a fair value in excess of the loans. Net investment income from these loans was $4 million and $12 million for both the three months and nine months ended September 30, 2013 and 2012, respectively.
The Company has affiliated loans outstanding to MetLife, which are included in other invested assets, totaling $430 million at both September 30, 2013 and December 31, 2012. Net investment income from these loans was $6 million and $18 million for both the three months and nine months ended September 30, 2013 and 2012, respectively.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2013			December 31, 2012
	Primary Underlying Risk Exposure	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$465	$6	$8	$538	$28	$9
Foreign currency swaps	Foreign currency exchange rate	122	—	15	122	—	14
Subtotal		587	6	23	660	28	23
Cash flow hedges:
Interest rate swaps	Interest rate	537	16	19	658	99	—
Interest rate forwards	Interest rate	290	12	—	410	81	—
Foreign currency swaps	Foreign currency exchange rate	546	21	27	524	16	14
Subtotal		1,373	49	46	1,592	196	14
Total qualifying hedges		1,960	55	69	2,252	224	37
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	23,748	925	424	16,869	1,254	513
Interest rate floors	Interest rate	17,604	144	139	15,136	318	274
Interest rate caps	Interest rate	8,001	29	—	9,031	11	—
Interest rate futures	Interest rate	1,493	1	—	2,771	—	7
Foreign currency swaps	Foreign currency exchange rate	823	51	44	811	60	35
Foreign currency forwards	Foreign currency exchange rate	43	—	2	139	—	4
Credit default swaps - purchased	Credit	194	—	2	162	—	2
Credit default swaps - written	Credit	2,299	29	—	2,456	23	1
Equity futures	Equity market	774	5	—	1,075	—	27
Equity options	Equity market	3,453	356	25	2,845	469	1
Variance swaps	Equity market	2,562	4	97	2,346	11	62
TRRs	Equity market	473	1	9	300	—	7
Total non-designated or non-qualifying derivatives		61,467	1,545	742	53,941	2,146	933
Total		$63,427	$1,600	$811	$56,193	$2,370	$970
Based on notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2013 and December 31, 2012. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes in the consolidated statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Derivatives and hedging gains (losses) (1)	$(183)	$(189)	$(746)	$(225)
Embedded derivatives	(16)	91	165	270
Total net derivative gains (losses)	$(199)	$(98)	$(581)	$45
____________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Qualifying hedges:
Net investment income	$1	$—	$2	$1
Interest credited to policyholder account balances	—	1	2	17
Non-qualifying hedges:
Net derivative gains (losses)	8	32	69	87
Policyholder benefits and claims	(6)	(3)	(13)	(5)
Total	$3	$30	$60	$100

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

	Net Derivative Gains (Losses)	Net Investment Income (Loss) (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended September 30, 2013:
Interest rate derivatives	$(47)	$—	$(3)
Foreign currency exchange rate derivatives	(30)	—	—
Credit derivatives — purchased	—	—	—
Credit derivatives — written	10	—	—
Equity derivatives	(125)	(3)	(15)
Total	$(192)	$(3)	$(18)
Three Months Ended September 30, 2012:
Interest rate derivatives	$(84)	$—	$—
Foreign currency exchange rate derivatives	(11)	—	—
Credit derivatives — purchased	(2)	—	—
Credit derivatives — written	22	—	—
Equity derivatives	(138)	(1)	(24)
Total	$(213)	$(1)	$(24)
Nine Months Ended September 30, 2013:
Interest rate derivatives	$(450)	$—	$(16)
Foreign currency exchange rate derivatives	(14)	—	—
Credit derivatives — purchased	—	—	—
Credit derivatives — written	17	—	—
Equity derivatives	(368)	(6)	(60)
Total	$(815)	$(6)	$(76)
Nine Months Ended September 30, 2012:
Interest rate derivatives	$33	$—	$—
Foreign currency exchange rate derivatives	(3)	—	—
Credit derivatives — purchased	(10)	—	—
Credit derivatives — written	36	—	—
Equity derivatives	(353)	(3)	(47)
Total	$(297)	$(3)	$(47)
____________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2013:
Interest rate swaps:	Fixed maturity securities	$(1)	$1	$—
	Policyholder liabilities (1)	(6)	6	—
Foreign currency swaps:	Foreign-denominated PABs (2)	6	(7)	(1)
Total		$(1)	$—	$(1)
Three Months Ended September 30, 2012:
Interest rate swaps:	Fixed maturity securities	$(3)	$2	$(1)
	Policyholder liabilities (1)	(4)	4	—
Foreign currency swaps:	Foreign-denominated PABs (2)	3	(3)	—
Total		$(4)	$3	$(1)
Nine Months Ended September 30, 2013:
Interest rate swaps:	Fixed maturity securities	$6	$(7)	$(1)
	Policyholder liabilities (1)	(24)	22	(2)
Foreign currency swaps:	Foreign-denominated PABs (2)	(1)	—	(1)
Total		$(19)	$15	$(4)
Nine Months Ended September 30, 2012:
Interest rate swaps:	Fixed maturity securities	$(5)	$3	$(2)
	Policyholder liabilities (1)	(2)	1	(1)
Foreign currency swaps:	Foreign-denominated PABs (2)	(29)	21	(8)
Total		$(36)	$25	$(11)
____________

(1)	Fixed rate liabilities reported in PABs or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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
The Company discontinues cash flow hedge accounting when the forecasted transactions are no longer probable of occurring. When such forecasted transactions are not probable of occurring within two months of the anticipated date, the Company reclassifies certain amounts from AOCI into net derivative gains (losses). There were no amounts reclassified into net derivative gain (losses) for both the three months and nine months ended September 30, 2013 and 2012 related to such discontinued cash flow hedges.
At September 30, 2013 and December 31, 2012, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years and seven years, respectively.
At September 30, 2013 and December 31, 2012, the balance in AOCI associated with cash flow hedges was $79 million and $243 million, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and comprehensive income (loss) and the interim condensed consolidated statements of stockholders’ equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2013:
Interest rate swaps	$(20)	$2	$—	$(1)
Interest rate forwards	(12)	1	—	(1)
Foreign currency swaps	(32)	1	—	—
Credit forwards	(1)	—	—	—
Total	$(65)	$4	$—	$(2)
Three Months Ended September 30, 2012:
Interest rate swaps	$(15)	$—	$—	$—
Interest rate forwards	(7)	1	—	1
Foreign currency swaps	(22)	—	—	(1)
Credit forwards	—	—	—	—
Total	$(44)	$1	$—	$—
Nine Months Ended September 30, 2013:
Interest rate swaps	$(97)	$1	$—	$—
Interest rate forwards	(47)	7	1	—
Foreign currency swaps	(10)	—	—	1
Credit forwards	(1)	—	—	—
Total	$(155)	$8	$1	$1
Nine Months Ended September 30, 2012:
Interest rate swaps	$47	$—	$—	$—
Interest rate forwards	8	1	—	1
Foreign currency swaps	(8)	(1)	—	(1)
Credit forwards	—	—	—	—
Total	$47	$—	$—	$—
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2013, ($1) million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $2.3 billion and $2.5 billion at September 30, 2013 and December 31, 2012, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At September 30, 2013 and December 31, 2012, the Company would have received $29 million and $22 million, respectively, to terminate all of these contracts.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2013			December 31, 2012
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$2	$117	2.4	$3	$167	3.2
Credit default swaps referencing indices	7	650	1.3	10	650	2.1
Subtotal	9	767	1.5	13	817	2.3
Baa
Single name credit default swaps (corporate)	8	500	3.2	4	479	3.8
Credit default swaps referencing indices	10	996	5.0	5	1,124	4.8
Subtotal	18	1,496	4.4	9	1,603	4.5
B
Single name credit default swaps (corporate)	—	—	0.0	—	—	0.0
Credit default swaps referencing indices	2	36	5.3	—	36	5.0
Subtotal	2	36	5.3	—	36	5.0
Total	$29	$2,299	3.5	$22	$2,456	3.8
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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The estimated fair value of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2013		December 31, 2012
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$1,598	$821	$2,436	$982
OTC-cleared (1)	39	14	—	—
Exchange-traded	5	—	—	34
Total gross estimated fair value of derivatives (1)	1,642	835	2,436	1,016
Amounts offset in the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented in the consolidated balance sheets (1)	1,642	835	2,436	1,016
Gross amounts not offset in the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(682)	(682)	(838)	(838)
OTC-cleared	(13)	(13)	—	—
Exchange-traded	—	—	—	—
Cash collateral: (3)
OTC-bilateral	(356)	—	(897)	—
OTC-cleared	(23)	—	—	—
Exchange-traded	—	—	—	(34)
Securities collateral: (4)
OTC-bilateral	(456)	(120)	(689)	(121)
OTC-cleared	—	(1)	—	—
Exchange-traded	—	—	—	—
Net amount after application of master netting agreements and collateral	$112	$19	$12	$23
____________

(1)
At September 30, 2013 and December 31, 2012, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $42 million and $66 million, respectively, and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $24 million and $46 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received is included in cash and cash equivalents, short-term investments, or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables in the consolidated balance sheets. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2013 and December 31, 2012, the Company received excess cash collateral of $9 million and $0, respectively, and provided excess cash collateral of $55 million and $53 million, respectively, which is not included in the table above due to the foregoing limitation.

(4)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at September 30, 2013 none of the collateral had been sold or repledged. Securities collateral pledged by the Company is reported in fixed maturity securities in the consolidated balance sheets. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2013 and December 31, 2012, the Company received excess securities collateral of $78 million and $0, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2013 and December 31, 2012, the Company provided excess securities collateral of $5 million and $0, respectively, for its OTC-bilateral derivatives and $18 million and $0, respectively, for its OTC-cleared derivatives, which are not included in the table above due to the foregoing limitation. At both September 30, 2013 and December 31, 2012, the Company did not pledge any securities collateral for its exchange-traded derivatives.

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

		Estimated Fair Value of Collateral Provided:	Fair Value of Incremental Collateral Provided Upon:
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	One Notch Downgrade in the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
September 30, 2013	$139	$125	$1	$12
December 31, 2012	$143	$121	$2	$28
____________

(1)	After taking into consideration the existence of netting agreements.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2013	December 31, 2012
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$1,797	$3,551
Options embedded in debt or equity securities	Investments	(31)	(14)
Net embedded derivatives within asset host contracts		$1,766	$3,537
Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	PABs	$(674)	$705
Assumed guaranteed minimum benefits	PABs	(7)	4
Funds withheld on ceded reinsurance	Other liabilities	75	552
Net embedded derivatives within liability host contracts		$(606)	$1,261

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Net derivative gains (losses) (1), (2)	$(16)	$91	$165	$270
____________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($12) million and ($139) million for the three months and nine months ended September 30, 2013, respectively, and ($110) million and ($212) million for the three months and nine months ended September 30, 2012, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $39 million and $198 million for the three months and nine months ended September 30, 2013, respectively, and $202 million and $241 million for the three months and nine months ended September 30, 2012, respectively.

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

	September 30, 2013
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate	$—	$16,367	$1,081	$17,448
U.S. Treasury and agency	3,836	3,920	—	7,756
Foreign corporate	—	8,033	762	8,795
RMBS	108	4,603	393	5,104
ABS	—	1,538	410	1,948
State and political subdivision	—	2,117	5	2,122
CMBS	—	1,597	66	1,663
Foreign government	—	1,094	—	1,094
Total fixed maturity securities	3,944	39,269	2,717	45,930
Equity securities:
Non-redeemable preferred stock	—	131	77	208
Common stock	77	84	28	189
Total equity securities	77	215	105	397
FVO securities	—	9	—	9
Short-term investments (1)	289	1,811	2	2,102
Mortgage loans held by CSEs	—	2,096	—	2,096
Derivative assets: (2)
Interest rate	1	1,077	55	1,133
Foreign currency exchange rate	—	72	—	72
Credit	—	22	7	29
Equity market	5	356	5	366
Total derivative assets	6	1,527	67	1,600
Net embedded derivatives within asset host contracts (3)	—	—	1,797	1,797
Separate account assets (4)	218	93,662	140	94,020
Total assets	$4,534	$138,589	$4,828	$147,951
Liabilities:
Derivative liabilities: (2)
Interest rate	$—	$570	$20	$590
Foreign currency exchange rate	—	88	—	88
Credit	—	2	—	2
Equity market	—	34	97	131
Total derivative liabilities	—	694	117	811
Net embedded derivatives within liability host contracts (3)	—	—	(606)	(606)
Long-term debt of CSEs	—	1,969	—	1,969
Total liabilities	$—	$2,663	$(489)	$2,174

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

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within PABs and other liabilities in the consolidated balance sheets. At September 30, 2013 and December 31, 2012, equity securities also included embedded derivatives of ($31) million and ($14) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 6% of the total estimated fair value of Level 3 fixed maturity securities.
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
Derivatives
The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives, or through the use of pricing models for OTC-bilateral and OTC-cleared derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. The valuation controls and procedures for derivatives are described in “— Investments.”
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
The Company issues certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and GMIBs contain embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within PABs in the consolidated balance sheets.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at both September 30, 2013 and December 31, 2012, transfers between Levels 1 and 2 were not significant.
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

					September 30, 2013				December 31, 2012				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities: (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	—	-	240	72	9	-	500	105	Decrease
			•	Illiquidity premium (4)	30	-	30	30	30	-	30	30	Decrease
			•	Credit spreads (4)	(491)	-	505	241	(157)	-	876	282	Decrease
			•	Offered quotes (5)	14	-	100	99	100	-	100	100	Increase
	•	Consensus pricing	•	Offered quotes (5)	64	-	103	87	35	-	555	96	Increase
RMBS		Matrix pricing and discounted cash flow	•	Credit spreads (4)	(205)	-	1,243	290	40	-	2,367	436	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	75	-	100	98	100	-	100	100	Increase (6)
CMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	130	-	2,515	945	10	-	9,164	413	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	98	-	104	101	100	-	104	102	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	96	-	96	96					Increase (6)
ABS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	30	-	875	258	—	-	900	152	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	—	-	104	101	97	-	102	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	54	-	106	95	50	-	111	100	Increase (6)
Derivatives:
Interest rate	•	Present value techniques	•	Swap yield (7)	247	-	427		221	-	353		Increase (11)
Credit	•	Present value techniques	•	Credit spreads (8)	99	-	99		100	-	100		Decrease (8)
	•	Consensus pricing	•	Offered quotes (9)
Equity market	•	Present value techniques	•	Volatility (10)	16%	-	25%		18%	-	26%		Increase (11)
Embedded derivatives:
Direct and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.10%		0%	-	0.10%		Decrease (12)
				Ages 41 - 60	0.04%	-	0.65%		0.05%	-	0.64%		Decrease (12)
				Ages 61 - 115	0.26%	-	100%		0.32%	-	100%		Decrease (12)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	100%		0.50%	-	100%		Decrease (13)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (13)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (13)
			•	Utilization rates	20%	-	50%		20%	-	50%		Increase (14)
			•	Withdrawal rates	0.07%	-	10%		0.07%	-	10%		(15)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (16)
			•	Nonperformance risk spread	0.05%	-	0.55%		0.10%	-	0.67%		Decrease (17)
____________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(9)	At both September 30, 2013 and December 31, 2012, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	RMBS	ABS	State and Political Subdivision	CMBS	Foreign Government
	(In millions)
Three Months Ended September 30, 2013:
Balance, beginning of period	$1,169	$813	$352	$423	$6	$66	$2
Total realized/unrealized gains (losses)
included in:
Net income (loss): (1), (2)
Net investment income	2	—	1	—	—	—	—
Net investment gains (losses)	—	(3)	(1)	2	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	(7)	12	(2)	(2)	—	—	—
Purchases (3)	20	—	81	37	—	18	—
Sales (3)	(56)	(29)	(15)	(34)	(1)	(7)	(2)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	—	11	—	—	—	—	—
Transfers out of Level 3 (4)	(47)	(42)	(23)	(16)	—	(11)	—
Balance, end of period	$1,081	$762	$393	$410	$5	$66	$—
Changes in unrealized gains (losses)
included in net income (loss): (5)
Net investment income	$2	$—	$1	$—	$—	$—	$—
Net investment gains (losses)	$—	$(3)	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (6)
	Non - redeemable Preferred Stock	Common Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Three Months Ended September 30, 2013:
Balance, beginning of period	$81	$30	$2	$47	$6	$(84)	$2,453	$140
Total realized/unrealized gains (losses)
included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	2	—	—	—	—	—	(1)
Net derivative gains (losses)	—	—	—	3	1	(8)	(20)	—
OCI	2	—	—	(13)	—	—	—	—
Purchases (3)	2	—	—	—	—	—	—	1
Sales (3)	(8)	(4)	—	—	—	—	—	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(2)	—	—	(30)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	—
Balance, end of period	$77	$28	$2	$35	$7	$(92)	$2,403	$140
Changes in unrealized gains (losses)
included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$5	$1	$(10)	$(14)	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	RMBS	ABS	State and Political Subdivision	CMBS	Foreign Government
	(In millions)
Three Months Ended September 30, 2012:
Balance, beginning of period	$1,522	$698	$233	$289	$25	$158	$2
Total realized/unrealized gains (losses)
included in:
Net income (loss): (1), (2)
Net investment income	2	—	—	—	—	—	—
Net investment gains (losses)	—	(14)	(1)	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	73	19	16	4	—	(1)	—
Purchases (3)	56	26	27	7	—	32	—
Sales (3)	(45)	(26)	(24)	(3)	—	(37)	—
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	2	40	1	—	—	22	—
Transfers out of Level 3 (4)	(38)	(8)	—	(4)	—	(15)	—
Balance, end of period	$1,572	$735	$252	$293	$25	$159	$2
Changes in unrealized gains (losses)
included in net income (loss): (5)
Net investment income	$2	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(10)	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (6)
	Non- redeemable Preferred Stock	Common Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Three Months Ended September 30, 2012:
Balance, beginning of period	$91	$22	$22	$169	$6	$(6)	$1,214	$149
Total realized/unrealized gains (losses)
included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	1	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	(6)	4	(25)	95	—
OCI	1	1	—	(6)	—	—	—	—
Purchases (3)	—	—	45	—	—	—	—	4
Sales (3)	—	(1)	(1)	—	—	—	—	(3)
Issuances (3)	—	—	—	(10)	—	—	—	—
Settlements (3)	—	—	—	(5)	—	—	(10)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	(2)
Balance, end of period	$92	$23	$66	$142	$10	$(31)	$1,299	$148
Changes in unrealized gains (losses)
included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$(4)	$4	$(25)	$97	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	RMBS	ABS	State and Political Subdivision	CMBS	Foreign Government
	(In millions)
Nine Months Ended September 30, 2013:
Balance, beginning of period	$1,434	$868	$278	$343	$25	$125	$3
Total realized/unrealized gains (losses)
included in:
Net income (loss): (1), (2)
Net investment income	7	—	—	1	—	1	—
Net investment gains (losses)	(3)	(7)	—	2	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	(21)	(10)	7	(3)	—	2	(1)
Purchases (3)	109	56	141	136	—	24	—
Sales (3)	(192)	(83)	(37)	(41)	(1)	(60)	(2)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	49	15	8	—	—	—	—
Transfers out of Level 3 (4)	(302)	(77)	(4)	(28)	(19)	(26)	—
Balance, end of period	$1,081	$762	$393	$410	$5	$66	$—
Changes in unrealized gains (losses)
included in net income (loss): (5)
Net investment income	$7	$—	$—	$1	$—	$—	$—
Net investment gains (losses)	$—	$(3)	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (6)
	Non- redeemable Preferred Stock	Common Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Nine Months Ended September 30, 2013:
Balance, beginning of period	$93	$26	$13	$119	$10	$(51)	$2,290	$141
Total realized/unrealized gains (losses)
included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	4	2	—	—	—	—	—	(1)
Net derivative gains (losses)	—	—	—	(21)	(3)	(34)	153	—
OCI	9	1	—	(47)	—	—	—	—
Purchases (3)	2	3	2	—	—	—	—	3
Sales (3)	(31)	(4)	(13)	—	—	—	—	(3)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(17)	—	(7)	(40)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	1	—	—	—	—
Balance, end of period	$77	$28	$2	$35	$7	$(92)	$2,403	$140
Changes in unrealized gains (losses)
included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$(14)	$(3)	$(34)	$172	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	RMBS	ABS	State and Political Subdivision	CMBS	Foreign Government
	(In millions)
Nine Months Ended September 30, 2012:
Balance, beginning of period	$1,432	$580	$239	$220	$23	$147	$2
Total realized/unrealized gains (losses)
included in:
Net income (loss): (1), (2)
Net investment income	5	—	—	—	—	—	—
Net investment gains (losses)	—	(22)	(4)	—	—	(2)	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	70	39	32	5	2	5	—
Purchases (3)	143	100	27	98	—	33	—
Sales (3)	(98)	(41)	(46)	(12)	—	(52)	—
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	26	93	4	—	—	28	—
Transfers out of Level 3 (4)	(6)	(14)	—	(18)	—	—	—
Balance, end of period	$1,572	$735	$252	$293	$25	$159	$2
Changes in unrealized gains (losses)
included in net income (loss): (5)
Net investment income	$5	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(16)	$(2)	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (6)
	Non- redeemable Preferred Stock	Common Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Nine Months Ended September 30, 2012:
Balance, beginning of period	$76	$21	$10	$174	$(1)	$43	$1,032	$130
Total realized/unrealized gains (losses)
included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	(2)	—	—	—	—	—	19
Net derivative gains (losses)	—	—	—	3	10	(74)	276	—
OCI	16	5	—	9	—	—	—	—
Purchases (3)	—	—	66	—	—	—	—	4
Sales (3)	—	(1)	(10)	—	—	—	—	(4)
Issuances (3)	—	—	—	(10)	—	—	—	—
Settlements (3)	—	—	—	(34)	—	—	(9)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	1	—	—	(1)
Balance, end of period	$92	$23	$66	$142	$10	$(31)	$1,299	$148
Changes in unrealized gains (losses)
included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(3)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$4	$10	$(74)	$283	$—
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

	September 30, 2013	December 31, 2012
	(In millions)
Assets: (1)
Unpaid principal balance	$2,020	$2,539
Difference between estimated fair value and unpaid principal balance	76	127
Carrying value at estimated fair value	$2,096	$2,666
Liabilities: (1)
Contractual principal balance	$1,925	$2,444
Difference between estimated fair value and contractual principal balance	44	115
Carrying value at estimated fair value	$1,969	$2,559
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

	At September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$18	$12	$—	$—	$(3)	$4
Other limited partnership interests (2)	$4	$4	$—	$(1)	$(5)	$(3)
Real estate joint ventures (3)	$1	$2	$—	$—	$(1)	$(3)
Goodwill (4)	$—	$—	$(66)	$(394)	$(66)	$(394)
____________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both September 30, 2013 and 2012 were not significant.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(3)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include several real estate funds that typically invest primarily in commercial real estate. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next one to 10 years. Unfunded commitments for these investments at both September 30, 2013 and 2012 were not significant.

(4)
As discussed in Note 7, in September 2013, the Company recorded an impairment of goodwill associated with the Retail Life & Other reporting unit. Also, as discussed in Note 10 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report, the Company recorded an impairment of goodwill associated with the Retail Annuities reporting unit. These impairments have been categorized as Level 3 due to the significant unobservable inputs used in the determination of the estimated fair value.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2013
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Mortgage loans:
Held-for-investment	$6,390	$—	$—	$6,752	$6,752
Held-for-sale	63	—	—	63	63
Mortgage loans, net	$6,453	$—	$—	$6,815	$6,815
Policy loans	$1,216	$—	$869	$418	$1,287
Real estate joint ventures	$56	$—	$—	$103	$103
Other limited partnership interests	$85	$—	$—	$96	$96
Other invested assets	$455	$—	$512	$—	$512
Premiums, reinsurance and other receivables	$6,541	$—	$506	$6,753	$7,259
Liabilities:
PABs	$21,255	$—	$—	$22,933	$22,933
Long-term debt	$790	$—	$999	$—	$999
Other liabilities	$435	$—	$278	$157	$435
Separate account liabilities	$1,373	$—	$1,373	$—	$1,373
Commitments: (1)
Mortgage loan commitments	$—	$—	$—	$(1)	$(1)
Commitments to fund bank credit facilities and private corporate bond investments	$—	$—	$3	$—	$3

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2012
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Mortgage loans:
Held-for-investment	$6,491	$—	$—	$7,009	$7,009
Held-for-sale	—	—	—	—	—
Mortgage loans, net	$6,491	$—	$—	$7,009	$7,009
Policy loans	$1,216	$—	$861	$450	$1,311
Real estate joint ventures	$59	$—	$—	$101	$101
Other limited partnership interests	$94	$—	$—	$103	$103
Other invested assets	$432	$—	$548	$—	$548
Premiums, reinsurance and other receivables	$6,015	$—	$86	$6,914	$7,000
Liabilities:
PABs	$22,613	$—	$—	$24,520	$24,520
Long-term debt	$791	$—	$1,076	$—	$1,076
Other liabilities	$237	$—	$81	$156	$237
Separate account liabilities	$1,296	$—	$1,296	$—	$1,296
Commitments: (1)
Mortgage loan commitments	$—	$—	$—	$1	$1
Commitments to fund bank credit facilities and private corporate bond investments	$—	$—	$6	$—	$6
____________

(1)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities. See Note 10 for additional information on these off-balance sheet obligations.
The methods, assumptions and significant valuation techniques and inputs used to estimate the fair value of financial instruments are summarized as follows:
Mortgage Loans
Mortgage loans held-for-investment
For mortgage loans held-for-investment, estimated fair value is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or is determined from pricing for similar loans.
Mortgage loans held-for-sale
For mortgage loans held-for-sale, estimated fair value is determined using independent non-binding broker quotations or internal valuation models using significant unobservable inputs.
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
Mortgage Loan Commitments and Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments
The estimated fair values for mortgage loan commitments that will be held-for-investment and commitments to fund bank credit facilities and private corporate bonds that will be held-for-investment represent the difference between the discounted expected future cash flows using interest rates that incorporate current credit risk for similar instruments on the reporting date and the principal amounts of the commitments.
7.  Goodwill
The Company tests goodwill for impairment during the third quarter of each year at the reporting unit level based upon data at June 30 of that year. A reporting unit is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. Step 1 of the goodwill impairment process requires a comparison of the fair value of a reporting unit to its carrying value. To determine the fair values for our reporting units, the Company generally applies a market multiple valuation, discounted cash flow valuation, and/or actuarial appraisal approach. The market multiple valuation approach utilizes market multiples of companies with similar businesses and the projected operating earnings of the reporting unit. The discounted cash flow valuation approach requires judgments about revenues, operating earnings projections, capital market assumptions and discount rates.
Since the market multiple and discounted cash flow valuation techniques indicated that the fair value of the Retail Life & Other reporting unit was below its carrying value, an actuarial appraisal, which estimates the net worth of the reporting unit, the value of existing business and the value of new business, was also performed. This appraisal also resulted in a fair value of the Retail Life & Other reporting unit that was less than the carrying value, indicating a potential for goodwill impairment. An increase in required reserves on universal life products with secondary guarantees, together with modifications to financial reinsurance treaty terms, was reflected in the fair value estimate. In addition, decreased future sales assumptions reflected in the valuation were driven by the discontinuance of certain sales of universal life products with secondary guarantees by the Company. Accordingly, the Company performed Step 2 of the goodwill impairment process, which compares the implied fair value of goodwill with the carrying value of that goodwill in the reporting unit to calculate the amount of goodwill impairment. The Company determined that all of the recorded goodwill associated with the Retail Life & Other reporting unit was not recoverable and recorded a non-cash charge of $66 million ($57 million, net of income tax) for the impairment of the entire goodwill balance in the interim condensed consolidated statements of operations and comprehensive income (loss) for both the three months and nine months ended September 30, 2013.
In addition, the Company performed its annual goodwill impairment tests of its other reporting unit during the third quarter of 2013 using a market multiple valuation approach based upon data at June 30, 2013 and concluded that the fair value of such reporting unit was in excess of its carrying values and, therefore, goodwill was not impaired.
Management continues to evaluate current market conditions that may affect the estimated fair value of the remaining reporting unit to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions may have a significant impact on the estimated fair value of this reporting unit and could result in future impairments of goodwill.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the changes in the net carrying amount of goodwill in each of the Company’s segments, as well as Corporate & Other, and the balances at:

	Retail	Corporate Benefit Funding	Corporate & Other (1)	Total
	(In millions)
Balance at December 31, 2012
Goodwill	$241	$307	$405	$953
Accumulated impairment	(218)	—	(176)	(394)
Total goodwill, net	$23	$307	$229	$559
Impairments	$(23)	$—	$(43)	$(66)
Balance at September 30, 2013
Goodwill	241	307	405	953
Accumulated impairment	(241)	—	(219)	(460)
Total goodwill, net	$—	$307	$186	$493
____________

(1)
The $229 million of net goodwill in Corporate & Other at December 31, 2012, relates to goodwill acquired as a part of the 2005 Travelers acquisition. For purposes of goodwill impairment testing, $229 million of Corporate & Other goodwill was allocated to business units of the Retail and Corporate Benefit Funding segments in the amounts of $43 million and $186 million, respectively. As reflected in the table, the $43 million related to the Retail segment was impaired in the third quarter of 2013.

8.  Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI, net of income tax, was as follows:

	Three Months Ended September 30, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$1,285	$95	$(108)	$1,272
OCI before reclassifications	(88)	(39)	57	(70)
Amounts reclassified from AOCI	36	(3)	—	33
Balance, end of period	$1,233	$53	$(51)	$1,235

	Nine Months Ended September 30, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$2,291	$158	$(49)	$2,400
OCI before reclassifications	(1,043)	(99)	(2)	(1,144)
Amounts reclassified from AOCI	(15)	(6)	—	(21)
Balance, end of period	$1,233	$53	$(51)	$1,235
____________

(1)	See Note 4 for information on offsets to investments related to insurance liabilities and DAC and VOBA.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Statement of Operations and Comprehensive Income (Loss) Location
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(56)	$24	Other net investment gains (losses)
Net unrealized investment gains (losses)	3	9	Net investment income
OTTI	(5)	(11)	OTTI on fixed maturity securities
Net unrealized investment gains (losses), before income tax	(58)	22
Income tax (expense) benefit	22	(7)
Net unrealized investment gains (losses), net of income tax	$(36)	$15
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$2	$1	Net derivative gains (losses)
Interest rate forwards	1	7	Net derivative gains (losses)
Interest rate forwards	—	1	Net investment income
Foreign currency swaps	1	—	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	4	9
Income tax (expense) benefit	(1)	(3)
Gains (losses) on cash flow hedges, net of income tax	$3	$6
Total reclassifications, net of income tax	$(33)	$21

9. Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Compensation	$83	$85	$254	$261
Commissions	151	214	514	740
Volume-related costs	22	32	62	130
Affiliated interest costs on ceded reinsurance	52	54	150	201
Capitalization of DAC	(112)	(197)	(399)	(691)
Amortization of DAC and VOBA	42	185	72	639
Interest expense on debt and debt issuance costs	47	57	147	176
Premium taxes, licenses and fees	14	11	42	51
Professional services	19	6	29	18
Rent	8	9	23	26
Other	108	91	316	340
Total other expenses	$434	$547	$1,210	$1,891
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for some of the matters below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2013.
Matters as to Which an Estimate Can Be Made
For some of the matters discussed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of September 30, 2013, the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material for the Company.
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
Commitments
Commitments to Fund Partnership Investments
The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $1.0 billion at both September 30, 2013 and December 31, 2012. The Company anticipates that these amounts will be invested in partnerships over the next five years.
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $124 million and $181 million at September 30, 2013 and December 31, 2012, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $86 million and $144 million at September 30, 2013 and December 31, 2012, respectively.
Other Commitments
The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At September 30, 2013 and December 31, 2012, the Company had agreed to fund up to $61 million and $86 million, respectively, of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $77 million and $106 million at September 30, 2013 and December 31, 2012, respectively, to custody accounts to secure the demand notes. Each of these affiliates is permitted by contract to sell or repledge this collateral.
In July 2013, the Company committed to lend up to $1.8 billion to Exeter Reassurance Company, Ltd. (“Exeter”), an affiliate, pursuant to a note purchase agreement. Pursuant to the agreement, MetLife Insurance Company of Connecticut committed to purchase up to $1.3 billion of notes and MLI-USA committed to purchase up to $438 million of notes. The notes would be due not later than three years after issuance. The repayment of any notes issued pursuant to this agreement will be guaranteed by MetLife, Inc., which has agreed to guarantee notes issued on or before December 31, 2013. The commitment to purchase notes expires on December 31, 2013, subject to extension to December 31, 2014 if MetLife, Inc.’s board of directors approves the guarantee of repayment of notes issued on or before such date. See Note 12 for information regarding drawdowns.
11.  Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $329 million and $1.1 billion for the three months and nine months ended September 30, 2013, respectively, and $361 million and $1.2 billion for the three months and nine months ended September 30, 2012, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $53 million and $155 million for the three months and nine months ended September 30, 2013, respectively, and $46 million and $132 million for the three months and nine months ended September 30, 2012, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $46 million and $138 million for the three months and nine months ended September 30, 2013, respectively, and $43 million and $123 million for the three months and nine months ended September 30, 2012, respectively.
The Company had net receivables from affiliates, related to the items discussed above, of $73 million and $107 million at September 30, 2013 and December 31, 2012, respectively. These amounts exclude affiliated reinsurance balances discussed below.
See Note 4 for additional information on related party transactions.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain MetLife subsidiaries, including MLIC, MetLife Reinsurance Company of South Carolina, Exeter, General American Life Insurance Company, MetLife Investors Insurance Company, MetLife Reinsurance Company of Vermont and MetLife Reinsurance Company of Delaware (“MRD”), all of which are related parties.
Information regarding the significant effects of affiliated reinsurance included in the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Premiums:
Reinsurance assumed	$3	$4	$9	$10
Reinsurance ceded	(163)	(126)	(466)	(323)
Net premiums	$(160)	$(122)	$(457)	$(313)
Universal life and investment-type product policy fees:
Reinsurance assumed	$25	$22	$57	$66
Reinsurance ceded	(128)	(101)	(430)	(306)
Net universal life and investment-type product policy fees	$(103)	$(79)	$(373)	$(240)
Other revenues:
Reinsurance assumed	$—	$—	$—	$—
Reinsurance ceded	81	79	248	213
Net other revenues	$81	$79	$248	$213
Policyholder benefits and claims:
Reinsurance assumed	$5	$5	$10	$11
Reinsurance ceded	(216)	(174)	(602)	(494)
Net policyholder benefits and claims	$(211)	$(169)	$(592)	$(483)
Interest credited to policyholder account balances:
Reinsurance assumed	$19	$18	$55	$53
Reinsurance ceded	(31)	(27)	(92)	(79)
Net interest credited to policyholder account balances	$(12)	$(9)	$(37)	$(26)
Other expenses:
Reinsurance assumed	$8	$7	$20	$28
Reinsurance ceded	20	28	53	126
Net other expenses	$28	$35	$73	$154

Information regarding the significant effects of affiliated reinsurance included in the interim condensed consolidated balance sheets was as follows at:

	September 30, 2013		December 31, 2012
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets:
Premiums, reinsurance and other receivables	$32	$12,942	$35	$14,171
Deferred policy acquisition costs and value of business acquired	137	(684)	121	(642)
Total assets	$169	$12,258	$156	$13,529
Liabilities:
Other policy-related balances	$1,641	$820	$1,592	$855
Other liabilities	9	4,550	10	4,894
Total liabilities	$1,650	$5,370	$1,602	$5,749

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In October 2012, MLI-USA entered into a reinsurance agreement to cede two blocks of business to MRD, on a 90% coinsurance with funds withheld basis. This agreement covers certain term and certain universal life policies issued in 2012 by MLI-USA. This agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $339 million and $407 million at September 30, 2013 and December 31, 2012, respectively. MLI-USA also recorded a funds withheld liability and other reinsurance payables, included in other liabilities, which were $213 million and $438 million at September 30, 2013 and December 31, 2012, respectively. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at fair value on the Company’s consolidated balance sheets. The embedded derivative related to this cession is included within other liabilities and was ($10) million and $6 million at September 30, 2013 and December 31, 2012, respectively. For the three months and nine months ended September 30, 2013, the Company’s consolidated statements of operations and comprehensive income (loss) reflects a loss for this agreement of $6 million and $36 million, respectively.
The Company ceded risks to affiliates related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were assets of $1.8 billion and $3.6 billion at September 30, 2013 and December 31, 2012, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($607) million and ($2.0) billion for the three months and nine months ended September 30, 2013, respectively, and ($344) million and ($357) million for the three months and nine months ended September 30, 2012, respectively.
MLI-USA ceded two blocks of business to an affiliate on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and increased the funds withheld balance by $85 million and $546 million at September 30, 2013 and December 31, 2012, respectively. Net derivative gains (losses) associated with the embedded derivatives were $48 million and $477 million for the three months and nine months ended September 30, 2013, respectively, and ($37) million and ($186) million for the three months and nine months ended September 30, 2012, respectively.
12. Subsequent Event
On October 15, 2013, the Company loaned $500 million to Exeter pursuant to a note purchase agreement. See Note 10 for information regarding the note purchase agreement and the remaining commitment to lend. MetLife Insurance Company of Connecticut purchased $375 million of these notes and MLI-USA purchased $125 million of these notes. The $500 million of notes are due on October 15, 2015 and bear interest payable semi-annually at 2.47%.

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

In the second quarter of 2013, MetLife announced its plans to merge into MetLife Insurance Company of Connecticut, as the surviving entity, two U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company, which is expected to be renamed and domiciled in Delaware. The companies to be merged into MetLife Insurance Company of Connecticut consist of MLI-USA and MetLife Investors Insurance Company, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a reinsurance company that mainly reinsures guarantees associated with variable annuity products. Exeter, formerly a Cayman Islands company, was domesticated to Delaware in October 2013. Prior to the merger, MetLife Insurance Company of Connecticut will surrender its New York insurance license and, in connection therewith, reinsure certain of its New York business, including variable annuity business, with Metropolitan Life Insurance Company, subject to regulatory approvals. Also, following Exeter's merger into MetLife Insurance Company of Connecticut, MetLife Insurance Company of Connecticut will consider transferring to one or more affiliates certain business that is currently reinsured by Exeter. These mergers are expected to occur towards the end of 2014, subject to regulatory approvals. As a result of these mergers, MICC's financial condition will be impacted. It is also anticipated transparency will be increased relative to capital allocation and variable annuity risk management.

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

The regulation of the global financial services industry has received renewed scrutiny as a result of the recent financial crisis. Significant regulatory reforms have been recently adopted and additional reforms proposed, and these or other reforms could be implemented. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” See also “Business — Regulation,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” included in the 2012 Annual Report. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed by President Obama in July 2010, effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank which are in various stages of implementation, many of which are not likely to be completed for some time. See “Business — Regulation” included in the 2012 Annual Report.

Insurance Regulatory Examinations

Regulatory authorities in a small number of states, Financial Industry Regulatory Authority and, occasionally, the U.S. Securities and Exchange Commission (“SEC”), have had investigations or inquiries relating to our sales of individual life insurance policies or annuities or other products. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to resolve investigations in a similar manner.

Like many life insurance companies, we utilize captive reinsurers to satisfy statutory reserve requirements related to universal life and term life insurance policies. We also cede variable annuity risks to a captive reinsurer, which allows us to consolidate hedging and other risk management programs. If the insurance regulators in Connecticut or Delaware restrict the use of such captive reinsurers or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products or to hedge the associated risks efficiently, and/or our risk-based capital (“RBC”) ratios could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. In the second quarter of 2013, MetLife announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company. The companies to be merged consist of MICC, MLI-USA and MLIIC, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter, a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MICC, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. Exeter, formerly a Cayman Islands company, was domesticated to Delaware in October 2013. These anticipated mergers may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by the insurance regulators in Connecticut or Delaware. For more information on our use of captive reinsurers see Note 10 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.

The International Association of Insurance Supervisors (“IAIS”) has encouraged U.S. insurance supervisors to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. In January 2013, MetLife was the subject of a Supervisory College meeting which was chaired by the New York State Department of Financial Services (“Department of Financial Services”) and was attended by MetLife’s key U.S. and international insurance regulators, including our key regulators. MetLife has not received any report or recommendations from the Supervisory College meeting, and we do not expect any outcome of the meeting to have a material adverse effect on our business.

Surplus and Capital; Risk-Based Capital
The Department of Financial Services issues an annual “Special Considerations” circular letter to New York licensed insurers dictating tests to be performed as part of insurers’ asset adequacy testing. The Department of Financial Services issued its 2013 Special Considerations letter on October 31, 2013. The letter mandates the use of certain assumptions in the 2013 asset adequacy testing which were previously required as sensitivity test disclosures. The Company is currently assessing the impact on its statutory financial results, however, these mandated assumptions are expected to reduce asset adequacy testing margins and may result in the need for statutory reserve strengthening. Further, these provisions in the Special Considerations letter may result in increases in RBC requirements.

On July 26, 2013, the National Association of Insurance Commissioners (“NAIC”) adopted a change to the methodology for calculating the RBC risk charges associated with commercial and agricultural mortgage loans. Prior to the adoption of this methodology change, the risk charges were calculated based on an insurance company's portfolio level experience as compared to an industry average. The newly adopted change considers each loan's risk in the calculation of these risk charges. This methodology applies to each of MetLife, Inc.'s U.S. insurance subsidiaries. The Company is currently evaluating the impact of this adoption on its RBC ratios, which are provided in its statutory annual statements. We are not aware of any other potential NAIC actions that would have a material impact on our RBC.
Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a new framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and imposes additional costs, including new reporting and margin requirements and will likely impose additional regulation on the Company, including new capital requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, increased margin requirements, including the requirement to pledge initial margin for OTC Cleared transactions entered into after June 10, 2013 and for OTC Uncleared transactions entered into after the phase-in period, which would be applicable to us in 2019 if the U.S. Commodity Futures Trading Commission and the SEC adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013, combined with restrictions on securities that will qualify as eligible collateral, will require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the enactment and implementation of Dodd-Frank.

Potential Regulation of MetLife as a Non-Bank SIFI
Regulation of MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”) could materially and adversely affect our business. The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) has proposed a set of prudential standards that would apply to non-bank SIFIs, including enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning through international crisis management groups and under federal regulation. The Federal Reserve Board’s proposal contemplates that these standards would be subject to the authority of the Federal Reserve Board to determine, on its own or in response to a recommendation by the Financial Stability Oversight Council (“FSOC”), to tailor the application of the enhanced standards to different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. remains unclear. The Federal Reserve Board has stated that it believes other provisions of Dodd-Frank, known as the Collins Amendment, constrain its ability to tailor capital standards for non-bank SIFIs. However, on October 24, 2013, the Federal Reserve Board proposed a rule that would set standardized liquidity requirements for banking organizations, as well as some non-bank SIFIs. The proposed rule would require covered institutions to hold minimum amounts of high quality-liquid assets, but expressly excepts from coverage non-bank SIFIs with substantial insurance operations. Therefore, this proposed rule would not be applicable to MetLife even were it to be designated by the FSOC as a non-bank SIFI. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — Federal Regulatory Agencies.”
Regulatory Developments Relating to G-SIIs
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote effective regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify global systemically important financial institutions by devising a process for designating global systemically important insurers (“G-SIIs”). On July 18, 2013, the IAIS published a revised assessment methodology for identifying G-SIIs and a framework of policy measures to be applied to G-SIIs, and the FSB published its initial list of nine G-SIIs, which includes MetLife. The FSB will update the list annually beginning in 2014.
For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital requirements on those activities. G-SII backstop capital requirements for the calculation of additional capital are to be developed by the end of 2014, for application beginning in 2019. In addition, the IAIS has confirmed that it will develop a risk-based global insurance capital standard by 2016. This global insurance capital standard will apply to all internationally active insurance groups, including G-SIIs, with implementation to begin in 2019 after two years of testing and refinement. The FSB and IAIS propose that national authorities ensure that any insurers identified as G-SIIs be subject to additional requirements consistent with the framework of policy measures, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators led by a regulator with group-wide supervisory authority and a policy bias in favor of separation of non-traditional insurance and non-insurance activities from traditional insurance activities. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife and us, and other designated G-SIIs in the U.S., is uncertain. See “Business — Regulation — Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers” included in the 2012 Annual Report.
Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA, or the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and the requirement under ERISA and the Code that fiduciaries may not cause a covered plan to engage in prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service and the Pension Benefit Guaranty Corporation.

The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. In October 2011, the DOL issued final regulations that provide limited relief from these investment advice restrictions. If additional relief is not provided, our ability to provide investment advice to ERISA plans and participants, and IRAs would likely be significantly restricted. Also, the fee and revenue arrangements of certain advisory programs may be required to be revenue neutral, resulting in potential lost revenues.
Other proposed investment advice regulatory initiatives under ERISA also may have a negative impact on us. In particular, the DOL issued a proposed regulation in October 2010 that would, if adopted as proposed, significantly broaden the circumstances under which a person or entity providing investment advice with respect to ERISA plans or IRAs would be deemed a fiduciary under ERISA or the Code. If adopted, the proposed regulations may make it easier for the DOL in enforcement actions, and for plaintiffs’ attorneys in ERISA litigation, to attempt to extend fiduciary status to advisors who would not be deemed fiduciaries under current regulations. In September 2011, the DOL announced it will re-propose these fiduciary definition regulations, and a new proposal is expected in 2014. See “Business — Regulation — Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations” included in the 2012 Annual Report.
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

For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit goodwill is compared to the carrying value of that goodwill to measure the amount of impairment loss, if any. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit. The estimated fair values of the Retail Life & Other reporting unit is particularly sensitive to interest rate and equity market levels.
In the third quarter of 2013, the Company performed its annual goodwill impairment test on its Retail Life & Other reporting unit based upon data at June 30, 2013. The Company utilized an actuarial appraisal approach, which estimates the net worth of the reporting unit, the value of existing business and the value of new business. This appraisal resulted in a fair value of the Retail Life & Other reporting unit less than the carrying value, indicating a potential for goodwill impairment. An increase in required reserves on universal life products with secondary guarantees, together with modifications to financial reinsurance treaty terms, was reflected in the fair value estimate. In addition, decreased future sales assumptions reflected in the valuation were driven by the discontinuance of certain sales of universal life products with secondary guarantees by the Company. Accordingly, the Company performed Step 2 of the goodwill impairment process, which compares the implied fair value of the reporting unit’s goodwill with its carrying value. This analysis indicated that the recorded goodwill associated with this reporting unit was not recoverable. Therefore, the Company recorded a non-cash charge of $66 million ($57 million, net of income tax) for the impairment of the entire goodwill balance that is reported in goodwill impairment in the interim condensed consolidated statements of operations and comprehensive income (loss) for both the three months and nine months ended September 30, 2013.
In addition, the Company performed its annual goodwill impairment test of its other reporting unit during the third quarter of 2013 using a market multiple valuation approach, based upon data at June 30, 2013 and concluded that the fair value of such reporting unit was in excess of its carrying value and, therefore, goodwill was not impaired.
We apply significant judgment when determining the estimated fair value of our reporting units. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of our reporting units could result in goodwill impairments in future periods which could materially adversely affect our results of operations or financial position. See “Risk Factors — Risks Related to Our Business — If Our Business Does Not Perform Well, We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against the Deferred Income Tax Asset, Which Could Adversely Affect Our Results of Operations or Financial Condition” included in the 2012 Annual Report.
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
MetLife’s economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistical based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon and applying an industry standard method for the inclusion of diversification benefits among risk types. Economic capital based risk estimation is an evolving science and industry best practices have emerged and continue to evolve. Areas of evolving industry best practices include stochastic liability valuation techniques, alternative methodologies for the calculation of diversification benefits, and the quantification of appropriate shock levels. MetLife staff is responsible for the on-going production and enhancement to the framework and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards.
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, operating earnings or net income (loss).

Results of Operations
Consolidated Results
The Company made additional changes to variable annuity guarantee features as we continued to manage sales volume, focusing on pricing discipline and risk management in this challenging economic environment. These actions, in combination with product changes made in 2012, resulted in a net decrease in sales of annuities of $4.0 billion, before income tax, or 43% compared to the prior period. The sustained low interest rate environment adversely impacted sales of our pension closeouts. While premiums for this business were entirely offset by the related change in policyholder benefits, the impact of current period deposits contributed to growth in our investment portfolio.

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Revenues
Premiums	$420	$1,070
Universal life and investment-type product policy fees	1,744	1,691
Net investment income	2,132	2,223
Other revenues	447	385
Net investment gains (losses)	31	79
Net derivative gains (losses)	(581)	45
Total revenues	4,193	5,493
Expenses
Policyholder benefits and claims	1,238	1,775
Interest credited to policyholder account balances	779	882
Goodwill impairment	66	394
Capitalization of DAC	(399)	(691)
Amortization of DAC and VOBA	72	639
Interest expense on debt	147	176
Other expenses	1,390	1,767
Total expenses	3,293	4,942
Income (loss) before provision for income tax	900	551
Provision for income tax expense (benefit)	266	38
Net income (loss)	$634	$513
Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012
During the nine months ended September 30, 2013, income (loss) before provision for income tax increased $349 million ($121 million, net of income tax) over the prior period primarily driven by a lower goodwill impairment charge compared to the prior period, as well as higher operating earnings, partially offset by unfavorable changes in net derivative gains (losses) and net investment gains (losses).
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
Certain direct or assumed variable annuity products with minimum benefit guarantees contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). The Company hedges the market and other risks inherent in these variable annuity guarantees through a combination of reinsurance and freestanding derivatives. Ceded reinsurance of direct or assumed variable annuity products with minimum benefit guarantees generally contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged and can be a significant driver of net derivative gains (losses) but does not have an economic impact on the Company.
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

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Non-VA program derivatives
Interest rate	$(155)	$(34)
Foreign currency exchange rate	(19)	(15)
Credit	35	41
Non-VA embedded derivatives	488	(192)
Total non-VA program derivatives	349	(200)
VA program derivatives
Embedded derivatives-direct/assumed guarantees:
Market risks	1,872	1,352
Nonperformance risk	(139)	(212)
Other risks	(34)	(321)
Total	1,699	819
Embedded derivatives-ceded reinsurance:
Market and other risks	(2,220)	(598)
Nonperformance risk	198	241
Total	(2,022)	(357)
Freestanding derivatives hedging direct/assumed embedded derivatives	(607)	(217)
Total VA program derivatives	(930)	245
Net derivative gains (losses)	$(581)	$45

Within VA program derivatives, a reclassification has been made to the prior period amounts to conform to the current period presentation and separately present each component of (i) fees on direct/assumed and ceded embedded derivatives, and (ii) market risks and other risks within direct/assumed embedded derivatives.

The favorable change in net derivative gains (losses) on non-VA program derivatives was $549 million ($357 million, net of income tax). This was primarily due to non-VA program embedded derivatives in affiliated ceded reinsurance written on a coinsurance with funds withheld basis, which were favorably impacted by changes in value of the underlying assets, as well as by a current period refinement to the method in which the changes in fair value of the underlying assets in the reference portfolio are allocated to the embedded derivative. The favorable change was also due to increasing forward United Kingdom inflation rates favorably impacting receive-float inflation swaps. These favorable impacts were partially offset by long-term interest rates increasing in the current period and decreasing in the prior period, unfavorably impacting receive-fixed interest rate swaps and net long interest rate floors. These freestanding derivatives are primarily hedging long duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $1.2 billion ($764 million, net of income tax). This was due to an unfavorable change of $1.2 billion ($783 million, net of income tax) related to market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, an unfavorable change of $43 million ($28 million, net of income tax) related to the nonperformance risk adjustment on the ceded variable annuity embedded derivatives and a favorable change of $73 million ($47 million, net of income tax) related to the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives.
The nonperformance risk adjustment on the ceded variable annuity embedded derivatives gain of $198 million ($129 million, net of income tax) in the current period was comprised of a gain of $155 million due to the impact of changes in capital market inputs, such as long-term risk free interest rates and key equity index levels, as well as a gain of $43 million due to changes in the reinsurer’s credit spread. The nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives loss of $139 million ($90 million, net of income tax) in the current period was comprised of a loss of $129 million due to the impact of changes in capital market inputs, such as long-term risk free interest rates and key equity index levels, as well as a loss of $10 million due to changes in the Company’s own credit spread.
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
When the risk free interest rate decreases in isolation, discounting the embedded derivative liability produces a higher valuation of the liability than if the risk free interest rate had remained constant. Discounting this unfavorable change by the risk adjusted rate yields a smaller loss than by discounting at the risk free rate, thus creating a gain from including an adjustment for nonperformance risk on the direct and assumed variable annuity embedded derivatives. The opposite impact occurs with respect to the nonperformance risk adjustment on the ceded variable annuity guarantees.
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

The foregoing unfavorable change of $1.2 billion ($783 million, net of income tax) is comprised of a $2.0 billion ($1.3 billion, net of income tax) unfavorable change in market and other risks on ceded variable annuity embedded derivatives and freestanding derivatives, which together hedge the market and other risks on direct and assumed variable annuity embedded derivatives, and a $807 million ($525 million, net of income tax) favorable change in market and other risks on direct and assumed variable annuity embedded derivatives. As discussed in the preceding paragraph, changes in market and other risks lead to volatility in earnings due to the mismatch in accounting on GMIBs.
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

The unfavorable change in net investment gains (losses) of $48 million ($31 million, net of income tax) reflects a decrease in net gains on sales of fixed maturity securities.
The current period includes a $66 million ($57 million, net of income tax) non-cash charge for goodwill impairment associated with our U.S. Retail Life & Other business. The prior period included a $394 million ($147 million, net of income tax) non-cash charge for goodwill impairment associated with our U.S. Retail annuities business. During 2013, the actuarial assumptions review process was accelerated from the fourth quarter to the third quarter to be in line with the annual goodwill testing. As such, we performed our annual review of actuarial assumptions during the current period. The results of the current period include a $31 million ($20 million, net of income tax) charge associated with the global review of assumptions related to reserves and DAC, of which $65 million ($43 million, net of income tax) was recognized in net derivative gains (losses). Of the $31 million charge, $96 million ($62 million, net of income tax) is related to reserves, offset by $64 million ($42 million, net of income tax) associated with DAC. With respect to the $65 million charge recorded in net derivative gains (losses) a $73 million loss on direct variable annuity embedded derivatives was included within the other risks caption and a $8 million gain on ceded reinsurance embedded derivatives was included within the market and other risks caption in the table above.
As a result of the global review of assumptions, changes were made to policyholder behavior and mortality assumptions, as well as to economic assumptions. The most significant impacts were in Retail annuities and Retail life.

•	Changes to policyholder behavior and mortality assumptions resulted in reserve increases offset by favorable DAC for a net loss of $51 million ($33 million, net of income tax).

•	Changes in economic assumptions resulted in a decrease in reserves and favorable DAC for a net benefit of $20 million ($13 million, net of income tax).

Income tax expense for the nine months ended September 30, 2013 was $266 million, or 30% of income (loss) before provision for income tax, compared with $38 million, or 7% of income (loss) provision for income tax for the prior period. The Company’s 2013 and 2012 effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income and income tax accounting for goodwill.
As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings increased $207 million, net of income tax, to $945 million, net of income tax, in the current period from $738 million, net of income tax, in the prior period.
Reconciliation of net income (loss) to operating earnings

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Net income (loss)	$634	$513
Less: Net investment gains (losses)	31	79
Less: Net derivative gains (losses)	(581)	45
Less: Goodwill impairment	(66)	(394)
Less: Other adjustments to net income (1)	164	(211)
Less: Provision for income tax (expense) benefit	141	256
Operating earnings	$945	$738
____________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Total revenues	$4,193	$5,493
Less: Net investment gains (losses)	31	79
Less: Net derivative gains (losses)	(581)	45
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(6)	(1)
Less: Other adjustments to revenues (1)	88	184
Total operating revenues	$4,661	$5,186
Total expenses	$3,293	$4,942
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(308)	81
Less: Goodwill impairment	66	394
Less: Other adjustments to expenses (1)	226	313
Total operating expenses	$3,309	$4,154
____________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results – Operating

	Nine Months Ended September 30,
	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$420	$1,070
Universal life and investment-type product policy fees	1,638	1,592
Net investment income	2,156	2,139
Other revenues	447	385
Total operating revenues	4,661	5,186
OPERATING EXPENSES
Policyholder benefits and claims	1,091	1,632
Interest credited to policyholder account balances	784	838
Capitalization of DAC	(399)	(691)
Amortization of DAC and VOBA	392	562
Interest expense on debt	51	51
Other expenses	1,390	1,762
Total operating expenses	3,309	4,154
Provision for income tax expense (benefit)	407	294
Operating earnings	$945	$738
Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
The $207 million increase in operating earnings was primarily driven by higher asset-based fee revenues, higher net investment income from portfolio growth and a decrease in expenses, partially offset by unfavorable mortality and claims experience.
Positive net flows from universal life and variable annuities products since the prior period resulted in an increase in account balances and generated higher asset-based fee revenue of $55 million. Positive net flows in our life businesses resulted in an increase in invested assets which generated higher net investment income of $27 million. Deferred annuity surrenders and withdrawals exceeded sales for the period, resulting in negative cash flows to the general account and a decrease in interest credited expense. This was partially offset by higher interest credited in our Corporate Benefit Funding segment and our life business due to growth.
The improving equity market resulted in higher fee income from increased separate account balances, which increased operating earnings by $119 million. This increase was partially offset by higher asset based commissions that are also, in part, determined by separate account balances, which decreased operating earnings by $34 million. As a result of the sustained low interest rate environment, average interest credited rates on corporate benefit products declined, increasing operating earnings by $17 million. Lower investment yields decreased operating earnings by $17 million resulting from lower returns on real estate joint ventures, and the impact of the low interest rate environment on our fixed maturity securities and mortgage loans, partially offset by improved returns on other limited partnership interests and higher income on interest rate derivatives.
Less favorable claims experience, mainly in our variable and universal life businesses, reduced operating earnings by $127 million. While there was less favorable mortality, the decrease was primarily driven by changes in affiliated reinsurance coverage and experience refunds, resulting in higher costs of reinsurance in the current period. DAC amortization decreased due to the continued favorable equity markets in the current period, partially offset by an increase due to growth in the business, resulting in a $64 million increase in operating earnings.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. This annual update was performed in the third quarter of 2013 and resulted in a net operating earnings increase of $27 million. This favorable adjustment was primarily related to DAC unlockings in the variable annuity business, partially offset by unfavorable DAC unlockings in our universal life business. In addition to our annual updates, certain insurance-related liabilities and DAC refinements were recorded in both the current and prior periods and resulted in a slight increase in operating earnings.
Expenses declined $86 million, primarily driven by disciplined spending and reduced interest expense associated with affiliated ceded funds withheld reinsurance treaties.

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
The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”); and

•
Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iv) excludes certain amounts related to contractholder-directed unit-linked investments, and (v) excludes certain amounts related to securitization entities that are variable interest entities (“VIEs”) consolidated under GAAP.

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
Subsequent Event
See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1.  Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”); (ii) Part II, Item 1, of MetLife Insurance Company of Connecticut’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, filed with the SEC; and (iii) Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
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
Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company's business or operations described under “Risk Factors” in Part I, Item 1A, of the 2012 Annual Report, as supplemented and amended by the information under “Risk Factors” in Part II, Item 1A of MetLife Insurance Company of Connecticut's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, which are incorporated herein by reference.

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
At times, throughout the past few years, volatile conditions have characterized financial markets, and not all global financial markets are functioning normally. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Concerns about economic conditions, capital markets and the solvency of certain European Union (“EU”) member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), as well as Cyprus, their banking systems and of the financial institutions that have significant direct or indirect exposure to debt issued by these countries or significant exposure to their banking systems, have been a cause of elevated levels of market volatility. This market volatility has affected the performance of various asset classes at various times, and it could continue until there is an ultimate resolution of these sovereign debt and banking system-related concerns. Despite public and private support programs for Europe’s perimeter region, concerns about sovereign debt sustainability subsequently expanded to other EU member states. As a result, in late 2011 and early 2012, several other EU member states experienced credit ratings downgrades or had their credit ratings outlook changed to negative. The financial markets have also been affected by concerns that one or more countries may exit the Euro zone. Moreover, the financial markets have been affected by questions over the direction of U.S. fiscal policy, including those relating to the levels of the debt ceiling and the federal deficit. Any of these concerns could have significant adverse effects on the economic and financial markets.
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

The recent financial crisis has precipitated, and may continue to raise the possibility of, legislative, judicial, regulatory and other governmental actions. See “Risk Factors — Risks Related to Our Business — Competitive Factors May Adversely Affect Our Market Share and Profitability” included in the 2012 Annual Report and “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”
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
Insurance Regulation — U.S.
State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. Recently, the NAIC and the New York State Department of Financial Services (“Department of Financial Services”) have been scrutinizing insurance companies' use of affiliated captive reinsurers or off-shore entities, and the Department of Financial Services on June 11, 2013 issued a highly critical report setting forth its findings to date relating to its inquiry into the life insurance industry's use of captive insurance companies. In its report, the Department of Financial Services recommended that (i) the NAIC develop enhanced disclosure requirements for reserve financing transactions involving captive insurers, (ii) the Federal Insurance Office (the “FIO”), Office of Financial Research (the “OFR”), the NAIC and state insurance commissioners conduct inquiries similar to the Department of Financial Services inquiry and (iii) state insurance commissioners consider an immediate national moratorium on new reserve financing transactions involving captive insurers until these inquiries are complete. Like many life insurance companies, we utilize captive reinsurers to satisfy statutory reserve requirements. If the insurance regulators in Connecticut or Delaware restrict the use of such captive reinsurers or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products, or to hedge the associated risks efficiently and/or our risk-based capital ratios could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. See “Business — Regulation — Holding Company Regulation — Insurance Regulatory Examinations” and Note 10 of the Notes to the Consolidated Financial Statements included in the 2012 Annual Report.
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
U.S. Federal Regulation Affecting Insurance
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

Federal legislation and administrative policies can significantly and adversely affect insurance companies, including policies regarding financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, under the so-called Volcker Rule, Dodd-Frank imposes additional capital requirements and quantitative limits on certain trading and activities by a non-bank systemically important financial institution (“non-bank SIFI”). MetLife, Inc. could be subject to such requirements and limits were it to be designated as a non-bank SIFI, which could adversely affect our competitive position. See “Business — Regulation — Potential Regulation of MetLife as a Non-Bank SIFI” included in the 2012 Annual Report.
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
Federal Regulatory Agencies
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
While MetLife, Inc. has de-registered as a bank holding company, it may, in the future, be designated by the Financial Stability Oversight Council (“FSOC”) as a non-bank SIFI, as more fully discussed below, and could once again be subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and subject to enhanced supervision and prudential standards. Moreover, other national and international authorities have also proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. If such measures were adopted, including as a result of the designation of MetLife, Inc. as a non-bank SIFI, they could materially adversely affect our ability to conduct business and our results of operations and financial condition. See “Business — Regulation — Potential Regulation of MetLife as a Non-Bank SIFI” included in the 2012 Annual Report and “— Potential Regulation of MetLife As a Non-Bank SIFI or As Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations.”
Regulation of Brokers and Dealers
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

The prohibited transaction rules generally restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, the firm or affiliate that vary according to the recommendation chosen. Recently adopted regulations in this area provide some relief from these investment advice restrictions. If additional relief is not provided, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants and IRAs would likely be significantly restricted. Other proposed regulations in this area may negatively impact the current business model of our broker-dealers, including proposed changes to broaden the definition of “fiduciary,” thereby increasing the regulation of persons providing investment advice to ERISA plans and IRAs. These proposed regulations are expected in 2014. See “Business — Regulation — Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations” included in the 2012 Annual Report.
International Regulation
Our international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate. The authority of our international operations to conduct business is subject to licensing requirements, permits and approvals, and these authorizations are subject to modification and revocation. See “Risk Factors - Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” included in the 2012 Annual Report. Our international operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as any nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold to U.S. dollars or other currencies. This may also impact many of our customers and independent sales intermediaries. Changes in the laws and regulations that affect these customers and independent sales intermediaries also may affect our business relationships with them and their ability to purchase or distribute our products. Accordingly, these changes and actions may negatively affect our business in these jurisdictions. We expect the scope and extent of regulation outside of the U.S., as well as general regulatory oversight, to continue to increase. The regulatory environment in the countries in which we operate and changes in laws could have a material adverse effect on our results of operations. See “Risk Factors — Risks Related to Our Business — Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability” included in the 2012 Annual Report.
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
Potential Regulation of MetLife As a Non-Bank SIFI or As Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations
While MetLife has de-registered as a bank holding company, it may, in the future be designated by the FSOC as a non-bank SIFI. This would subject MetLife to enhanced supervision and prudential standards which could adversely affect our ability to compete with other insurers that are not subject to those requirements and adversely affect our business and results of operations. See “Business — Regulation — Potential Regulation of MetLife as a Non-Bank SIFI” included in the 2012 Annual Report, as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments.”

The FSOC issued final rules in April 2012 outlining a three-stage process it will follow and the criteria it will use to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve Board as a non-bank SIFI. On July 16, 2013, MetLife, Inc. was notified by the FSOC that it had reached Stage 3 in the process to determine whether MetLife would be designated a non-bank SIFI. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. The Federal Reserve Board has proposed a set of prudential standards that would apply to non-bank SIFIs, including enhanced risk-based capital requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures and recovery and resolution planning through international crisis management groups and under federal regulation. The Federal Reserve Board’s proposal contemplates that these standards would be subject to the authority of the Federal Reserve Board to determine, on its own or in response to a recommendation by the FSOC, to tailor the application of the enhanced standards to different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. remains unclear. The Federal Reserve Board has stated that it believes other provisions of Dodd-Frank, known as the Collins Amendment, constrain its ability to tailor capital standards for non-bank SIFIs.
In the wake of the recent financial crisis, other national and international authorities have also proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. For example, the International Association of Insurance Supervisors (“IAIS”) is participating in the initiative of the Financial Stability Board (“FSB”) to identify global systemically important financial institutions by devising a process for designating global systemically important insurers (“G-SIIs”). On July 18, 2013, the FSB published its initial list of nine G-SIIs, which includes MetLife, Inc. For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital requirements on those activities. G-SII backstop capital requirements for the calculation of additional capital are to be developed by the end of 2014, for application beginning in 2019. In addition, the IAIS has confirmed that it will develop a risk-based global insurance capital standard by 2016. This global insurance capital standard will apply to all internationally active insurance groups, including G-SIIs, with implementation to begin in 2019 after two years of testing and refinement. Any such measures would have to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs in the U.S. is uncertain.
If such measures were adopted, including as a result of the potential designation of MetLife, Inc. as a non-bank SIFI, they could materially adversely affect our ability to conduct business and our results of operations and financial condition. Enhanced capital requirements could adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. We could have to raise the price of the products we offer, reduce the amount of risk we take on, or stop offering certain products altogether. Further, counterparty exposure limits could affect our ability to engage in hedging activities. The Federal Reserve Board could also have the right to require that we or our insurance company affiliates take prompt action to correct any financial weaknesses. See “Business — Regulation” included in the 2012 Annual Report.
In the event that MetLife, Inc. is designated as a non-bank SIFI, it may elect to contest such designation using all available remedies under Dodd-Frank or otherwise. If ultimately designated as a non-bank SIFI, MetLife, Inc. may consider such structural and other business alternatives that may be available to it in response to such a designation, and we cannot predict the impact that any such alternatives, if implemented, may have on the Company.

Investments-Related Risks
Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Derivatives Transactions or Specified Assets in Connection with Over-the-Counter (“OTC”) Derivatives Cleared and Settled Through Central Clearing Counterparties (“OTC Cleared”) and Traded Bi-laterally with Dealer Counterparties (“OTC Uncleared”), May Adversely Affect Our Liquidity, Expose Us to Central Clearinghouse and Counterparty Credit Risk, and Increase our Costs of Hedging
Substantially all of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bi-lateral basis. Certain derivatives financing transactions require us to pledge collateral or make payments related to declines in the estimated fair value of the specified assets under certain circumstances to central clearinghouses or our counterparties. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances and will likely increase under Dodd-Frank as a result of the requirement to pledge initial margin for OTC Cleared transactions entered into after June 10, 2013 and for OTC Uncleared transactions entered into after the phase-in period, which would be applicable to us in 2019 if the U.S. Commodity Futures Trading Commission and the SEC adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013. Each of these items could also adversely affect our liquidity. Central clearinghouses and counterparties may also restrict or eliminate certain types of previously eligible collateral, which could also adversely affect our liquidity or charge us to pledge such collateral which would increase our costs. See “Business — Regulation — Holding Company Regulation — Regulation of Over-the-Counter Derivatives,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Management — Derivatives and Collateral” in the 2012 Annual Report and Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.
Risks Related to Our Business
Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses
As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our various business segments. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. For most of our traditional life reinsurance arrangements, it is common for the reinsurer to have a right to increase reinsurance rates on in-force business if there is a systematic deterioration of mortality in the market as a whole. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue. See “Business — Reinsurance Activity” in the 2012 Annual Report and “Risk Factors — Risks Related to Our Business — If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013.

Acquisition and Disposition of Businesses and Legal Entity Reorganization-Related Risks
We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations
We have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. Such activity exposes us to a number of risks. For example, there could be unforeseen liabilities or asset impairments, including goodwill impairments, that arise in connection with the businesses that we may sell or the businesses that we may acquire in the future.
In addition, there may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing acquisition-related due diligence investigations. Furthermore, even for obligations and liabilities that we do discover during the due diligence process, neither the valuation adjustment nor the contractual protections we negotiate may be sufficient to fully protect us from losses. Although we generally have rights to indemnification for certain losses, our rights are limited by survival periods for bringing claims and limitations on the nature and amount of losses we may recover, and we cannot be certain that indemnification will be, among other things, collectible or sufficient in amount, scope or duration to fully offset any loss we may suffer. Likewise, when we dispose of subsidiaries or operations, we may remain liable to the acquiror or to third parties for certain losses or costs arising from the divested business. We may also incur a loss on the disposition.
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
In addition, we may reorganize or consolidate the legal entities through which we conduct business. For example, in the second quarter of 2013, MetLife, Inc. announced its plans to merge into MetLife Insurance Company of Connecticut, as the surviving entity, two U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company. The implementation of legal entity reorganizations is a complex undertaking and involves a number of risks similar to those that are present in the case of an acquisition. Many aspects of these transactions are subject to regulatory approvals from a number of different jurisdictions. We may not obtain needed regulatory approvals in the timeframe anticipated or at all, which could reduce or prevent us from realizing the anticipated benefits of these transactions. These transactions or the related regulatory approvals may entail modifications of certain aspects of our operations or the composition of certain of our investment portfolios, which could result in additional costs or reduce net investment income. We may also incur additional expenses in connection with planning and effectuating these mergers and related transactions. We may encounter delays or unforeseen problems in making changes to our information technology systems that are needed to reflect the mergers. Loss of key personnel could adversely affect our ability to carry out these transactions. In addition, these transactions may absorb significant attention from our management, which could reduce management’s focus on other aspects of our business. Any of these risks, if realized, could result in a material adverse effect on our business, results of operations or financial condition.
General Risks
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
The failure of our computer systems and/or our disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While MetLife maintains cyber liability insurance that provides both third-party liability and first party liability coverages, this insurance may not be sufficient to protect us against all losses. MetLife, Inc. and its subsidiaries maintain a cybersecurity and privacy liability insurance policy with a limit of $15 million.

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

METLIFE INSURANCE COMPANY OF CONNECTICUT

By:	/s/	Peter M. Carlson
	Name:	Peter M. Carlson
	Title:	Executive Vice President
and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)
Date: November 13, 2013

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