Form 10-K
period 2013-12-31
MetLife Insurance CO of Connecticut
filed 2014-03-31
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
At March 28, 2014, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares were owned directly by MetLife, Inc. and the remaining 4,595,317 shares were owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.
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
Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife Insurance Company of Connecticut and its subsidiaries. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife Insurance Company of Connecticut’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect our ability to meet liquidity needs and access capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain affiliated captive reinsurers or hedging arrangements associated with those risks; (3) exposure to financial and capital market risks, including as a result of the disruption in Europe; (4) impact on us of comprehensive financial services regulation reform, including regulation of MetLife as a potential non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (11) impairments of goodwill and realized losses or market value impairments to illiquid assets; (12) defaults on our mortgage loans; (13) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (14) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (15) downgrades in our claims paying ability, financial strength ratings or those of MetLife’s other insurance subsidiaries, or MetLife’s credit ratings; (16) an inability of MetLife to access its credit facilities; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (18) differences between actual claims experience and underwriting and reserving assumptions; (19) ineffectiveness of MetLife’s risk management policies and procedures; (20) catastrophe losses; (21) increasing cost and limited market capacity for statutory life insurance reserve financings; (22) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (23) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (24) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions, and integrating and managing the growth of such acquired businesses, or arising from dispositions of businesses or legal entity reorganizations; (25) changes in accounting standards, practices and/or policies; (26) increased expenses relating to pension and postretirement benefit plans for employees and retirees of MetLife and its subsidiaries, as well as health care and other employee benefits; (27) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (28) inability to attract and retain sales representatives; (29) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, MetLife’s disaster recovery systems, cyber- or other information security systems and management continuity planning; (30) the effectiveness of MetLife’s programs and practices in avoiding giving associates incentives to take excessive risks; and (31) other risks and uncertainties described from time to time in MetLife Insurance Company of Connecticut’s filings with the SEC.

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
MICC is organized into two segments: Retail and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability. See Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.
Retail. Our Retail segment offers a broad range of protection products and a variety of annuities primarily to individuals, and is organized into two businesses: Annuities and Life & Other. Annuities includes a variety of variable, fixed and indexed annuities which provide for both asset accumulation and asset distribution needs. Our Life & Other insurance products and services include variable life, universal life, term life and whole life products, as well as individual disability income products. Additionally, through our broker-dealer affiliates, we offer a full range of mutual funds and other securities products.
Corporate Benefit Funding. Our Corporate Benefit Funding segment offers a broad range of annuity and investment products, including guaranteed interest products and other stable value products, income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This segment also includes structured settlements and certain products to fund company-, bank- or trust-owned life insurance used to finance non-qualified benefit programs for executives.
Corporate & Other. Corporate & Other contains the excess capital not allocated to the segments, various start-up businesses, including direct and digital marketing products, run-off businesses, the Company’s ancillary international operations, interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts.
During the third quarter of 2013, MetLife Insurance Company of Connecticut sold its broker-dealer subsidiary, Tower Square Securities, Inc., to a third party.
In the second quarter of 2013, MetLife announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company (the “Mergers”). The companies to be merged are MetLife Insurance Company of Connecticut, MLI-USA and MetLife Investors Insurance Company, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MetLife Insurance Company of Connecticut, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013. Effective January 1, 2014, following receipt of New York State Department of Financial Services (“Department of Financial Services”) approval, MetLife Insurance Company of Connecticut withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MetLife Insurance Company of Connecticut reinsured with Metropolitan Life Insurance Company (“MLIC”), an affiliate, all existing New York insurance policies and annuity contracts that include a separate account feature. As a result of the reinsurance agreements, MetLife Insurance Company of Connecticut recorded a reinsurance recoverable, included in premiums, reinsurance and other receivables, of $545 million and a funds withheld liability, included in other liabilities, of $97 million, and transferred cash and investments of $448 million to MLIC. On December 31, 2013, MetLife Insurance Company of Connecticut deposited investments with an estimated fair market value of $6.3 billion into a custodial account, which became restricted to secure MetLife Insurance Company of Connecticut’s remaining New York policyholder liabilities not covered by such reinsurance on January 1, 2014. In anticipation of establishing the custodial account with qualifying investments, MetLife Insurance Company of Connecticut transferred investments with an estimated fair value of $739 million and cash of $12 million to MLIC and received from MLIC qualifying investments with an estimated fair value of $751 million in the fourth quarter of 2013. See Note 7 of the Notes to the Consolidated Financial Statements. Also, following the Mergers and subject to certain regulatory approvals, MetLife Insurance Company of Connecticut will likely enter into transactions to transfer to one or more affiliates certain business that is currently reinsured by Exeter. The Mergers are expected to occur in the fourth quarter of 2014, subject to regulatory approvals.

The Mergers (i) may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by insurance regulators in Connecticut or Delaware by reducing our exposure to and use of captive reinsurers; (ii) will alleviate the need to use holding company cash to fund derivative collateral requirements; (iii) will increase transparency relative to our capital allocation and variable annuity risk management; and (iv) may impact the aggregate amount of dividends permitted to be paid without insurance regulatory approval. See “— Regulation — Holding Company Regulation — Insurance Regulatory Examinations,” and Note 1 of the Notes to the Consolidated Financial Statements for further information on the impact of the Mergers and see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions” for information on our use of captive reinsurers. See also “Risk Factors — Acquisition-Related Risks — We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations” for information regarding the potential impact on our operations if the Mergers or related regulatory approvals are prevented or delayed.
Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2013, 2012 and 2011. Financial information, including revenues, expenses, operating earnings, and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product groups and geographic region, is provided in Note 2 of the Notes to the Consolidated Financial Statements. Operating revenues and operating earnings are performance measures that are not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures” for definitions of such measures.
Sales Distribution
Overview
We market our products and services through various distribution channels. Our retail life, disability and annuities products targeted to individuals are sold via sales forces, comprised of MetLife employees, as well as third-party organizations. Our corporate benefit funding products are sold via sales forces primarily comprised of MetLife employees. MetLife sales employees work with all distribution channels to better reach and service customers, brokers, consultants and other intermediaries.
Retail Distribution
Retail products are sold through a diverse set of distribution networks in order to maximize penetration in the market place. These include our MetLife Premier Client Group, formerly known as the individual distribution sales force, and third-party organizations.
Our MetLife Premier Client Group targets the large middle-income market, as well as affluent individuals, owners of small businesses and executives of small- to medium-sized companies. We have also been successful in selling our products in various multi-cultural markets.
The MetLife Premier Client Group is comprised of three channels: the MetLife distribution channel, a career agency system, the New England Financial distribution channel, a general agency system, and MetLife Resources, a career agency system.
Retail products are also sold through various third-party organizations. We distribute products in a regional model through wholesalers working directly with high net worth individuals and small- to medium-sized businesses through independent general agencies, financial advisors, consultants, brokerage general agencies and other independent marketing organizations under contractual arrangements. Additionally, wholesalers sell through financial intermediaries, including regional broker-dealers, brokerage firms, financial planners and banks.
Corporate Benefit Funding Distribution
Corporate Benefit Funding products and services are distributed through dedicated sales teams and relationship managers located in five offices in the U.S. and one in the United Kingdom. Products may be sold directly to benefit plan sponsors and advisors or through brokers, consultants or other intermediaries. In addition, these sales professionals work with individual and group distribution areas to better reach and service customers, brokers, consultants and other intermediaries.

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

We periodically review our estimates of actuarial liabilities for future benefits and compare them with our actual experience. We revise estimates, to the extent permitted or required under GAAP, if we determine that future expected experience differs from assumptions used in the development of actuarial liabilities. We charge or credit changes in our liabilities to expenses in the period the liabilities are established or re-estimated. If the liabilities originally established for future benefit payments prove inadequate, we must increase them. Such an increase could adversely affect our earnings and have a material adverse effect on our business, results of operations and financial condition.
Underwriting and Pricing
Underwriting
MetLife’s Global Risk Management Department (“GRM”) contains a dedicated unit, the primary responsibility of which is the development of product pricing standards and independent pricing and underwriting oversight for MetLife’s insurance businesses. Further important controls around management of underwriting and pricing processes include regular experience studies to monitor assumptions against expectations and the use of reinsurance to manage our exposures, as appropriate. See “─ Reinsurance Activity.”
Underwriting generally involves an evaluation of applications by a professional staff of underwriters and actuaries, who determine the type and the amount of insurance risk that we are willing to accept. We employ detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify such risks before issuing policies to qualified applicants or groups.
Insurance underwriting considers not only an applicant’s medical history, but also other factors such as financial profile, foreign travel, vocations and alcohol, drug and tobacco use. Group underwriting generally evaluates the risk characteristics of each prospective insured group, although with certain voluntary products and for certain coverages, members of a group may be underwritten on an individual basis. We generally perform our own underwriting. Generally, we are not obligated to accept any risk or group of risks from, or to issue a policy or group of policies to, any employer or intermediary. Requests for coverage are reviewed on their merits and a policy is not issued unless the particular risk or group has been examined and approved by our underwriters.
The underwriting conducted by our remote underwriting offices and intermediaries, as well as our corporate underwriting office, are subject to periodic quality assurance reviews to maintain high standards of underwriting and consistency. Such offices are also subject to periodic external audits by reinsurers with whom we do business.
We have established oversight of the underwriting process that facilitates quality sales and serves the needs of our customers, while supporting our financial strength and business objectives. Our goal is to achieve the underwriting, mortality and morbidity levels reflected in the assumptions in our product pricing. This is accomplished by determining and establishing underwriting policies, guidelines, philosophies and strategies that are competitive and suitable for the customer, the agent and us.
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
Pricing
Product pricing reflects our corporate underwriting standards. GRM and regional product teams are responsible for product pricing oversight for all of our insurance businesses. Product pricing is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality. For certain products sold in the U.S. and certain products sold outside the U.S., pricing may include prospective and retrospective experience rating features. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates and all prior year gains and losses are borne by us. Retrospective experience rating also involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer; however, the contract includes certain features that allow us to recoup certain losses or distribute certain gains back to the policyholder based on actual prior years’ experience.
Products offered by Corporate Benefit Funding are priced on demand. Pricing reflects expected investment returns, as well as mortality, longevity and expense assumptions appropriate for each product. This business is generally nonparticipating and illiquid, as policyholders have few or no options or contractual rights to cash values.

Rates for individual life insurance products are highly regulated and must be approved by the regulators of the jurisdictions in which the product is sold. Generally, such products are renewed annually and may include pricing terms that are guaranteed for a certain period of time. Individual disability income products are based on anticipated results for the occupation being underwritten. Fixed and variable annuity products are also highly regulated and approved by the respective regulators. Such products generally include penalties for early withdrawals and policyholder benefit elections to tailor the form of the product’s benefits to the needs of the opting policyholder. We periodically reevaluate the costs associated with such options and will periodically adjust pricing levels on our guarantees. Further, from time to time, we may also reevaluate the type and level of guarantee features currently being offered.
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
We reinsure our business through a diversified group of well-capitalized, highly rated reinsurers. We analyze recent trends in arbitration and litigation outcomes in disputes, if any, with our reinsurers. We monitor ratings and evaluate the financial strength of our reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. We generally secure large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. Additionally, we enter into reinsurance agreements for risk and capital management purposes with several affiliated captive reinsurers. Captive reinsurers are affiliated insurance companies licensed under specific provisions of insurance law of their respective jurisdictions, such as the Special Purpose Financial Captive law adopted by several states including Vermont and Delaware, and have a very narrow business plan that specifically restricts the majority or all of their activity to reinsuring business from their affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions.”
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

Corporate Benefit Funding
For our Corporate Benefit Funding segment, we have periodically engaged in reinsurance activities on an opportunistic basis. There were no such transactions during the periods presented.
Corporate & Other
We reinsure through 100% quota share reinsurance agreements certain run-off LTC and workers’ compensation business written by the Company.
Catastrophe Coverage
We have exposure to catastrophes which could contribute to significant fluctuations in our results of operations. We use excess reinsurance agreements, under which the direct writing company reinsures risk in excess of a specific dollar value for each policy within a class of policies, to provide greater diversification of risk and minimize exposure to larger risks. Such excess reinsurance agreements include retention reinsurance agreements and quota share reinsurance agreements. Retention reinsurance agreements provide for a portion of a risk to remain with the direct writing company, and quota share reinsurance agreements provide for the direct writing company to transfer a fixed percentage of all risks of a class of policies. Our life insurance products subject us to catastrophe risk which we do not reinsure other than through our ongoing mortality reinsurance program which transfers risk at the individual policy level. We also use excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.
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
MetLife Insurance Company of Connecticut, a Connecticut domiciled insurer, has all material licenses to transact business in, and is subject to regulation and supervision by, 49 states, the District of Columbia, Guam, Puerto Rico, the Bahamas, the U.S. Virgin Islands, and the British Virgin Islands. Each of MetLife Insurance Company of Connecticut’s insurance subsidiaries is regulated and has all material licenses in each jurisdiction where it conducts insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:

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

•	regulating advertising;

•	protecting privacy;

•	establishing statutory capital and reserve requirements and solvency standards;

•	specifying the conditions under which a ceding company can take credit for reinsurance in its statutory financial statements (i.e., reduce its reserves by the amount of reserves ceded to a reinsurer);

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	adopting and enforcing suitability standards with respect to the sale of annuities and other insurance products;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.
We are required to file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which we do business, and our operations and accounts are subject to periodic examination by such authorities. We must also file, and in many jurisdictions and in some lines of insurance obtain regulatory approval for, rules, rates and forms relating to the insurance written in the jurisdictions in which we operate.
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
Insurance Regulatory Examinations
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Except as otherwise disclosed in Note 15 of the Notes to the Consolidated Financial Statements, during the three-year period ended December 31, 2013, we have not received any material adverse findings resulting from state insurance department examinations of our insurance companies.
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
In addition, claims payment practices by insurance companies have received increased scrutiny from regulators. See Note 15 of the Notes to the Consolidated Financial Statements for further information regarding retained asset accounts and unclaimed property inquiries and related litigation.
State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) are also investigating the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. In June 2013, the Department of Financial Services issued a highly critical report setting forth its findings to date relating to its inquiry into the life insurance industry’s use of captive insurance companies. In its report, the Department of Financial Services recommended that (i) the NAIC develop enhanced disclosure requirements for reserve financing transactions involving captive insurers, (ii) the Federal Insurance Office (the “FIO”), Office of Financial Research (the “OFR”), the NAIC and state insurance commissioners conduct inquiries similar to the Department of Financial Services inquiry, and (iii) state insurance commissioners consider an immediate national moratorium on new reserve financing transactions involving captive insurers until these inquiries are complete. The NAIC and certain state insurance regulators have stated that they are opposed to an immediate moratorium on new reserve financing transactions. The Financial Condition Committee of the NAIC has charged its Financial Analysis Working Group with the task of performing a peer review of captive insurer reserve financings in order to gather more information regarding their nature and how extensively they are used.

Like many life insurance companies, we utilize captive reinsurers to satisfy statutory reserve requirements related to universal life and term life insurance policies. We also cede variable annuity risks to a captive reinsurer, which allows us to consolidate hedging and other risk management programs. If the insurance regulators in Connecticut or Delaware restrict the use of such captive reinsurers or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products or to hedge the associated risks efficiently, and/or our risk-based capital (“RBC”) ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. We will continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves and we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results. In the second quarter of 2013, MetLife announced its plans for the Mergers. See “— Overview” for further information on the Mergers. The Mergers may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by insurance regulators in Connecticut or Delaware. For more information on our use of captive reinsurers see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions.”
The NAIC also is reviewing life insurers’ use of non-variable separate accounts that are insulated (where assets of the separate account equal to the reserves and other contract liabilities with respect to the account may not be charged with liabilities arising out of the general account in the event of an insurance company insolvency). The NAIC’s review might lead to a recommendation against the allowance of insulation for certain of our separate account products. We cannot predict what, if any, changes may result from this review and possible recommendations. If the insurance regulators in Connecticut or Delaware change applicable laws or regulations in accordance with such recommendation, our use of insulation for certain products could be impaired and our ability to compete effectively or do business in certain markets may be adversely affected. In addition, our financial results may also be adversely affected.
The International Association of Insurance Supervisors (“IAIS”) has encouraged U.S. insurance supervisors to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. In January 2013, MetLife was the subject of a Supervisory College meeting which was chaired by the Department of Financial Services and was attended by MetLife's key U.S. and international insurance regulators, including our key regulators. MetLife has not received any report or recommendations from the Supervisory College meeting, and we do not expect any outcome of the meeting to have a material adverse effect on our business. A second Supervisory College, chaired again by the Department of Financial Services, took place in March 2014.

Policy and Contract Reserve Adequacy Analysis
Annually, our U.S. insurance companies are required to conduct an analysis of the adequacy of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the contractual obligations and related expenses of the U.S. insurance company. The adequacy of the statutory reserves is considered in light of the assets held by the insurer with respect to such reserves and related actuarial items including, but not limited to, the investment earnings on such assets, and the consideration anticipated to be received and retained under the related policies and contracts. We may increase reserves in order to submit an opinion without qualification. Since inception of this requirement, our U.S. insurance companies which are required by their states of domicile to provide these opinions have provided such opinions without qualifications.
NAIC
The NAIC is an organization, the mission of which is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”). However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices. Changes to the Manual or modifications by the various state insurance departments may impact the statutory capital and surplus of our U.S. insurance companies.
The NAIC currently has in place its “Solvency Modernization Initiative,” which is designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the adoption by the NAIC in September 2012 of the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been or is expected to be enacted by our insurance companies’ domiciliary states in the near future. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. MetLife’s first ORSA summary report, which will be submitted on behalf of the enterprise, must be prepared beginning in 2015.
In addition, in December 2012, the NAIC approved a new valuation manual containing a principles-based approach to life insurance company reserves. Principles-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principles-based approach will not become effective unless it is enacted into law by a minimum number of state legislatures. Insurance commissioners of certain states oppose (e.g., New York) or do not actively support the principles-based reserve approach.
We cannot predict the additional capital requirements or compliance costs, if any, that may result from the above initiatives.
The NAIC adopted revisions to the NAIC Insurance Holding Company System Model Act and Insurance Holding Company System Model Regulation in December 2010. The revised models include a new requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurer identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. To date, several states where MetLife has domestic insurers have enacted a version of the revised NAIC model act, including the enterprise risk reporting requirement.

Surplus and Capital; Risk-Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of our U.S. insurance companies, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Each of our U.S. insurance companies reports its RBC ratio based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of each of our subsidiaries subject to these requirements was in excess of each of those RBC levels.
On July 26, 2013, the NAIC adopted a change to the methodology for calculating the RBC risk charges associated with commercial and agricultural mortgage loans. Prior to the adoption of this methodology change, the risk charges were calculated based on an insurance company's portfolio level experience as compared to an industry average. The newly adopted change considers each loan's risk in the calculation of these risk charges. This methodology applies to each of MetLife, Inc.'s U.S. insurance subsidiaries subject to RBC. This adoption had a positive effect on the Company’s RBC ratio, which is provided in its statutory annual statements. We are not aware of any other potential NAIC actions that would have a material impact on our RBC.
Regulation of Investments
Each of our U.S. insurance companies is subject to state laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such nonqualifying investments. We believe that the investments made by each of our U.S. insurance companies complied, in all material respects, with such regulations at December 31, 2013. See “— Federal Initiatives” for information regarding the impact on our investments of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”).

Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a new framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and imposes additional costs, including new reporting and margin requirements, and will likely impose additional regulation on the Company, including new capital requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements, including the requirement to pledge initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties) entered into after June 10, 2013, and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties) entered into after the phase-in period; these requirements would be applicable to us in 2019 if the U.S. Commodity Futures Trading Commission and the SEC adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013. These increased margin requirements, combined with restrictions on securities that will qualify as eligible collateral, will require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
Federal Initiatives
Although the insurance business in the United States is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business. These areas include financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”
Dodd-Frank effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank and the various studies mandated by Dodd-Frank, many of which remain to be completed.
Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council (“FSOC”) and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, setting forth recommendations with respect to modernization of insurance regulation in the United States. Many of these recommendations urged the states to take action to achieve greater uniformity in insurance regulation. However, the report also discussed potential federal solutions if states failed to modernize and improve regulation and some of the report’s recommendations favored a greater federal role in certain aspects of insurance regulation to promote uniformity, such as FIO participation in supervisory colleges to monitor financial stability and identify issues or gaps in the regulation of large national and internationally active insurers.
Dodd-Frank also includes provisions that impact our investments and investment activities, including the federal regulation of such activities. Until the various final regulations are promulgated pursuant to Dodd-Frank, and perhaps for some time thereafter, the full impact of Dodd-Frank on such activities will remain unclear. Such provisions and regulations include, but are not limited to, the prohibition or regulation of proprietary trading and sponsoring or investing in hedge funds or private equity funds by certain kinds of financial institutions (commonly known as the Volcker Rule), and the potential application of enhanced prudential standards and other restrictions, including the Volcker Rule, to non-bank systemically important financial institutions (“non-bank SIFIs”), all of which may affect MetLife were it to be designated by the FSOC as a non-bank SIFI. See “— Potential Regulation of MetLife as a Non-Bank SIFI.”

Potential Regulation of MetLife as a Non-Bank SIFI
On January 11, 2013, MetLife Bank, National Association (“MetLife Bank”), a subsidiary of MetLife, and MetLife completed the sale of the depository business of MetLife Bank to GE Capital Retail Bank. Subsequently, MetLife Bank terminated its deposit insurance and MetLife deregistered as a bank holding company. Additionally, in August 2013, MetLife Bank merged with and into MetLife Home Loans LLC, a non-bank affiliate. As a result, MetLife is no longer regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife is designated by the FSOC as a non-bank SIFI, it could once again be subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and to enhanced supervision and prudential standards. See “— Enhanced Prudential Standards for Non-Bank SIFIs.” Regulation of MetLife as a non-bank SIFI could affect our business. For example, enhanced capital requirements that would be applicable to MetLife, if MetLife were designated as a non-bank SIFI, may adversely affect our ability to compete with other insurers that are not subject to those requirements, and counterparty exposure limits may affect our ability to engage in hedging activities. The Federal Reserve Board would also have the right to require any of our insurance companies, or insurance company affiliates, to take prompt action to correct any financial weaknesses.
The FSOC issued final rules in April 2012, outlining a three-stage process it will follow and the criteria it will use to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve Board as a non-bank SIFI. On July 16, 2013, MetLife was notified by the FSOC that it had reached Stage 3 in the process to determine whether MetLife would be named a non-bank SIFI. MetLife has been providing information to the FSOC to assist it in its evaluation.
If MetLife is designated as a non-bank SIFI, it will be subject to a number of Dodd-Frank requirements that are also applicable to bank holding companies with assets of $50 billion or more. In August 2013, the Federal Reserve Board issued a final rule to implement Section 318 of Dodd-Frank, which directs the Federal Reserve Board to collect assessments and other charges equal to the total expenses the Federal Reserve Board thinks is necessary for its supervision of bank holding companies and savings and loan holding companies with assets of $50 billion or more and non-bank SIFIs. In accordance with this final rule, MetLife paid an assessment for 2012.
Enhanced Prudential Standards for Non-Bank SIFIs
Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. In December 2011, in accordance with the requirements of Section 165 of Dodd-Frank, the Federal Reserve Board proposed a set of prudential standards (“Regulation YY”) that would apply to non-bank SIFIs, including enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. The Federal Reserve Board’s proposal contemplates that these standards would be subject to the authority of the Federal Reserve Board to determine, on its own or in response to a recommendation by the FSOC, to tailor the application of the enhanced standards to different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. Since this proposal, the Federal Reserve Board has not taken further action to implement most of these requirements for non-bank SIFIs.

In October 2013, the Federal Reserve Board proposed specific regulations relating to liquidity requirements for banking organizations and some non-bank SIFIs, although the rules would not apply to non-bank SIFIs with substantial insurance operations. On February 18, 2014, the Federal Reserve Board adopted amendments to Regulation YY to implement certain of the enhanced prudential standards for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more. The enhanced prudential standards include risk-based and leverage capital requirements, liquidity standards, requirements for overall risk management (including establishing a risk committee), stress-test requirements, and a 15-to-1 debt-to-equity limit for these companies. The amendments also establish risk committee requirements and capital stress testing requirements for certain bank holding companies and foreign banking organizations with total consolidated assets of $10 billion or more. While Regulation YY, as originally proposed, would have applied to non-bank SIFIs, the final rule does not. The Federal Reserve Board indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, enabling it to more appropriately tailor the standards to non-bank SIFIs and will provide affected non-bank SIFIs with notice and the opportunity to comment prior to determination of their enhanced prudential standards. Accordingly, the manner in which MetLife would be regulated, if it were designated as a non-bank SIFI, remains unclear. The Federal Reserve Board has stated that it believes other provisions of Dodd-Frank, known as the Collins Amendment, constrain its ability to tailor capital standards for non-bank SIFIs. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — Federal Regulatory Agencies.”
The stress testing requirements have been implemented and require non-bank SIFIs (as well as bank holding companies with $50 billion or more of assets) to undergo three stress tests each year: an annual supervisory stress test conducted by the Federal Reserve Board and two company-run stress tests (an annual test which coincides with the timing of the supervisory stress test, and a mid-cycle test). Companies will be required to take the results of the stress tests into consideration in their annual capital planning and resolution and recovery planning. If MetLife is designated by the FSOC as a non-bank SIFI, its competitive position and its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be adversely affected by any additional capital requirements that might be imposed as a result of the stress testing requirements, as well as enhanced prudential standards, other measures imposed as a result of the enactment of Dodd-Frank and other regulatory initiatives.
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

Orderly Liquidation Authority
Under the provisions of Dodd-Frank relating to the resolution or liquidation of certain types of financial institutions, if MetLife were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the Federal Deposit Insurance Corporation (“FDIC”) as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the U.S. If the FDIC were to be appointed as the receiver for such a company, the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code. Even if the Orderly Liquidation Authority provisions were invoked, our U.S. insurance companies would be resolved under state insurance law. The FDIC’s purpose under the liquidation regime is to mitigate the systemic risks the institution’s failure poses, which is different from that of a bankruptcy trustee under the Bankruptcy Code. In such a liquidation, the holders of such company’s debt could in certain respects be treated differently than under the Bankruptcy Code. As required by Dodd-Frank, the FDIC has established rules relating to the priority of creditors’ claims and the potentially dissimilar treatment of similarly situated creditors. These provisions could apply to some financial institutions whose outstanding debt securities we hold in our investment portfolios. Dodd-Frank also provides for the assessment of bank holding companies with assets of $50 billion or more, non-bank SIFIs, and other financial companies with assets of $50 billion or more to cover the costs of liquidating any financial company subject to the new liquidation authority.
Volcker Rule
Under the Volcker Rule, Dodd-Frank restricts the ability of insured depository institutions and of companies that control an insured depository institution, and their affiliates, to engage in proprietary trading and to sponsor or invest in funds (hedge funds and private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (the “Investment Company Act”). Because MetLife Bank's FDIC insurance has been terminated, MetLife and its affiliates, including us, are not subject to the bans on proprietary trading and fund activities under the Volcker Rule. However, because the Volcker Rule nevertheless imposes additional capital requirements and quantitative limits on such trading and activities by a non-bank SIFI, we could be subject to such requirements and limits were MetLife to be designated a non-bank SIFI. Regulations defining and governing such requirements and limits on non-bank SIFIs have not been proposed and were not addressed in the final regulations issued on December 10, 2013 implementing the Volcker Rule for insured depository institutions and their affiliates (“Volcker Rule Regulations”). Commencing from the date of designation, a non-bank SIFI will have a two-year period, subject to further extension by the Federal Reserve Board, to conform to any such requirements and limits. Subject to safety and soundness determinations as part of rulemaking that could require additional capital requirements and quantitative limits, Dodd-Frank provides that the exemptions under the Volcker Rule also are available to exempt any additional capital requirements and quantitative limits on non-bank SIFIs. The Volcker Rule Regulations provide an exemption, subject to certain requirements, for trading activities and fund sponsorship and investments by a regulated insurance company and its affiliates solely for the general account or separate account of such insurance company. Until final regulations applicable to non-bank SIFIs have been promulgated, it is unclear whether MetLife, were it to be designated as a non-bank SIFI, may have to alter any of its future activities to comply.
Consumer Protection Laws
Numerous federal and state laws affect MetLife’s earnings and activities, including federal and state consumer protection laws. As part of Dodd-Frank, Congress established the Consumer Financial Protection Bureau (“CFPB”) to supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services subject to the CFPB’s jurisdiction generally exclude insurance business of the kind in which we engage, the CFPB does have authority to regulate non-insurance consumer services provided throughout the MetLife enterprise.
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
Federal and state securities regulatory authorities from time to time make inquiries and conduct examinations regarding our compliance with securities laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.

Federal and state securities laws and regulations are primarily intended to protect investors in the securities markets and generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. See “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability."
Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify global systemically important financial institutions and has devised and published a methodology to assess the systemic relevance of global insurers and has published a framework of policy measures to be applied to global systemically important insurers (“G-SIIs”). In July 2013, the FSB published its initial list of nine G-SIIs, based on the IAIS’ assessment methodology, which includes MetLife. The FSB will update the list annually beginning in November 2014.
For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital requirements on those activities. The FSB has directed the IAIS to develop G-SII basic (formerly referred to as “backstop”) capital requirements (“BCR”) as the basis for the calculation of additional capital by the end of 2014; the IAIS has indicated that it expects the BCR to apply to G-SIIs in 2015 or shortly thereafter. Any additional capital requirements triggered by systemically risky activities, however, will not be applied before 2019. In addition, the IAIS has confirmed that it will develop a risk-based global insurance capital standard by 2016 which will apply to all internationally active insurance groups, including G-SIIs, with implementation to begin in 2019 after two years of testing and refinement. The FSB and IAIS propose that national authorities ensure that any insurers identified as G-SIIs be subject to additional requirements consistent with the framework of policy measures, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators through supervisory colleges led by a regulator with group-wide supervisory authority, and a policy bias in favor of separation of non-traditional insurance and non-insurance activities from traditional insurance activities. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, and other designated G-SIIs in the U.S., is uncertain.
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
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. See Note 15 of the Notes of the Consolidated Financial Statements.

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
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. In October 2011, the DOL issued final regulations that provide limited relief from these investment advice restrictions. If additional relief is not provided, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants and IRAs would likely be significantly restricted. Also, the fee and revenue arrangements of certain advisory programs may be required to be revenue neutral, resulting in potential lost revenues for these broker-dealers and their affiliates.
Other proposed investment advice regulatory initiatives under ERISA also may negatively impact the current business model of our affiliated broker-dealers. In particular, the DOL issued a proposed regulation in October 2010 that would, if adopted as proposed, significantly broaden the circumstances under which a person or entity providing investment advice with respect to ERISA plans or IRAs would be deemed a fiduciary under ERISA or the Code. If adopted, the proposed regulations may make it easier for the DOL in enforcement actions, and for plaintiffs’ attorneys in ERISA litigation, to attempt to extend fiduciary status to advisors who would not be deemed fiduciaries under current regulations. In September 2011, the DOL announced it will re-propose these fiduciary definition regulations, and a new proposal is expected in 2014.
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
Rating Stability Indicators
Rating agencies use an “outlook statement” of “positive,” “stable,” ‘‘negative’’ or “developing” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a rating change. A rating may have a “stable” outlook to indicate that the rating is not expected to change; however, a “stable” rating does not preclude a rating agency from changing a rating at any time, without notice. Certain rating agencies assign rating modifiers such as “CreditWatch” or “Under Review” to indicate their opinion regarding the potential direction of a rating. These ratings modifiers are generally assigned in connection with certain events such as potential mergers and acquisitions, or material changes in a company’s results, in order for the rating agency to perform its analysis to fully determine the rating implications of the event.
Insurer Financial Strength Ratings
Our insurer financial strength ratings at the date of this filing are as follows:

	A.M. Best (1)	Fitch (2)	Moody’s* (3)	S&P (4)
MetLife Insurance Company of Connecticut	A+	AA-	Aa3	AA-
MetLife Investors USA Insurance Company	A+	AA-	Aa3	AA-
______________

*
Negative outlook by Moody’s effective February 5, 2013. Moody’s stated that the change in its long-term ratings outlook for MetLife, Inc. and most of its U.S. subsidiaries to negative from stable was due to the weak economic and low interest rate environment and its impact on the profitability and financial flexibility of MetLife, Inc. and most of its U.S. subsidiaries.

(1)	A.M. Best financial strength ratings range from “A++ (superior)” to “S (Suspended).” A rating of “A+” is the second highest of sixteen rating categories.

(2)
Fitch insurer financial strength ratings range from “AAA (exceptionally strong)” to “C (ceased or interrupted payments imminent).” A “+” or “-” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. A rating of “AA-” is the fourth highest of nineteen rating categories.

(3)
Moody’s insurance financial strength ratings range from “Aaa (exceptional)” to “C (extremely poor).” A numeric modifier may be appended to ratings from “Aa” to “Caa” to indicate relative position within a category, with 1 being the highest and 3 being the lowest. A rating of “Aa3” is the fourth highest of twenty-one rating categories.

(4)
S&P long-term insurer financial strength ratings range from “AAA (extremely strong)” to “R (under regulatory supervision).” A “+” or “-” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. A rating of “AA-” is the fourth highest of twenty-two rating categories.

The foregoing insurer financial strength ratings reflect each rating agency’s opinion of the financial characteristics of MetLife Insurance Company of Connecticut and MLI-USA with respect to their ability to pay obligations under insurance policies and contracts in accordance with their terms. Insurer financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating. Additional information about financial strength ratings can be found on the respective websites of the rating agencies.
A ratings downgrade (or the potential for such a downgrade) of MetLife Insurance Company of Connecticut or MLI-USA could potentially, among other things, increase the number of policies surrendered and withdrawals by policyholders of cash values from their policies, adversely affect relationships with broker-dealers, banks, agents, wholesalers and other distributors of our products and services, negatively impact new sales, and adversely affect our ability to compete and thereby have a material adverse effect on our business, results of operations and financial condition. See “Risk Factors — Risks Related to Our Business — A Downgrade or a Potential Downgrade in Our Financial Strength Ratings or Those of MetLife’s Other Insurance Subsidiaries, or MetLife’s Credit Ratings, Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations.”

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
At times throughout the past few years, volatile conditions have characterized financial markets. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Concerns about economic conditions, capital markets and the solvency of certain EU member states, their banking systems and the financial institutions that have significant direct or indirect exposure to debt issued by these countries or significant exposure to their banking systems, have caused elevated levels of market volatility. This market volatility has affected the performance of various asset classes at various times, and it could continue until there is an ultimate resolution of these sovereign debt and banking system-related concerns. Concerns about sovereign debt sustainability have also expanded to other EU member states, which resulted in credit ratings downgrades or adverse credit ratings outlook changes for certain EU member states and the EU itself. The financial markets have also been affected by concerns over U.S. fiscal and monetary policy. Any of these concerns could have significant adverse effects on the economic and financial markets generally.
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
We are a significant writer of variable insurance products and certain other products issued through separate accounts. The account values of these products decrease as a result of declining equity markets. Lower interest rates generally increase account values in the near term, but may result in lower returns in fixed income options in the future. Decreases in account values reduce fees generated by these products, cause the amortization of deferred policy acquisition costs (“DAC”) to accelerate, could increase the level of insurance liabilities we must carry to support such products issued with any associated guarantees and could require us to provide additional funding to affiliated captive reinsurers.
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
The recent financial crisis has precipitated, and may continue to raise the possibility of, legislative, judicial, regulatory and other governmental actions. See “— Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” and “— Risks Related to Our Business — Competitive Factors May Adversely Affect Our Market Share and Profitability” below.

Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Our Access to Capital and Our Cost of Capital
The capital and credit markets may be subject to periods of extreme volatility and disruption, which could cause our liquidity and credit capacity to be limited.
We need liquidity to pay claims and other operating expenses, interest on our debt and dividends on our capital stock, provide our subsidiaries with cash or collateral, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we could be forced to curtail our operations, and our business and financial results may suffer. The principal sources of our liquidity are insurance premiums, annuity considerations, deposit funds, and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of capital in normal markets include external borrowings, borrowings from MetLife or other affiliates and capital contributions from MetLife.
In the event market or other conditions have an adverse impact on our capital and liquidity, or our stress-testing indicates that such conditions could have such an impact beyond expectations and our current resources do not satisfy our needs or regulatory requirements, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as the then current market conditions, regulatory considerations, availability of credit to us and the financial services industry generally, our credit ratings and credit capacity, and the perception of our customers and lenders regarding our long- or short-term financial prospects if we incur large operating or investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
Our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under securities lending agreements. See “— Investments-Related Risks — Should the Need Arise, We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner and Realizing Full Value Given Their Illiquid Nature,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements — Collateral for Securities Lending and Derivatives” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Securities Lending.”
Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital needed to operate our business, most significantly in our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy regulatory capital requirements; and access the capital necessary to grow our business. See “— Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” As a result, we may be forced to delay raising capital, issue different types of securities than we would have otherwise, less effectively deploy such capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.
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

Interest Rate Risk
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
In a low interest rate environment, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our investment margin. Moreover, borrowers may prepay or redeem the fixed income securities and commercial or agricultural mortgage loans in our investment portfolio with greater frequency in order to borrow at lower market rates, thereby exacerbating this risk. Although lowering interest crediting rates can help offset decreases in spreads on some products, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. See “— Risks Related to Our Business — Guarantees Within Certain of Our Products May Decrease Our Earnings, Increase the Volatility of Our Results, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk.”
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
We are also affected by the monetary policies of the Federal Reserve Board and of central banks around the world. The Federal Reserve Board has taken a number of actions in recent years to spur economic activity by keeping interest rates low, and, more recently, through its asset purchase programs; and may take further action to influence rates in the future. Such actions may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the level of product sales. Central banks in other parts of the world have also taken action to lower interest rates.
Increases in market interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest sensitive products competitive. We therefore may have to accept a lower spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses. Unanticipated withdrawals and terminations may cause us to accelerate the amortization of DAC and VOBA, which reduces net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio. Finally, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds. However, this increase in interest rates would typically cause any guaranteed living benefits to decline in value. We cannot predict how market interest rates will respond to the reduction, or “tapering,” of the pace of the Federal Reserve Board’s Federal Open Market Committee asset purchases.
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

Credit Spreads
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
Equity Risk
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

Real Estate Risk
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
Obligor-Related Risks
Our investment portfolio contains investments in government bonds issued by certain EU member states, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. Recently, the EU member states have experienced above average public debt and unemployment and lower than targeted inflation. A number of member states are significantly impacted by the economies of their more influential neighbors, such as Germany, and financial troubles of one nation can lead to troubles in others. In particular, a number of large European banks hold significant amounts of sovereign and/or financial institution debt of other European nations and could experience difficulties as a result of defaults or declines in the value of such debt. Concerns regarding these difficulties could disrupt the functioning of the financial markets.
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
Foreign Currency Exchange Rate Risks
Our primary foreign currency exchange rate risks are described under “— Risks Related to Our Business — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability.” Changes in foreign currency exchange rates can significantly affect our net investment income in any period, and such changes can be substantial. This risk will increase if a country withdraws from the Euro zone. In such case, the national currency to which such a country may revert will likely be devalued and contracts using the Euro will need to be renegotiated. Any such devaluation and its related consequences for our contracts and investments in any such country could be significant and materially adversely affect our operations and earnings in that country. Any operations we may have in any such withdrawing country could also be materially adversely affected by legal or governmental actions related to conversion from the Euro to a national currency. See “Quantitative and Qualitative Disclosures About Market Risk.”
Summary
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

Regulatory and Legal Risks
Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
Our insurance businesses are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation — Insurance Regulation,” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments,” and as further supplemented below.
Insurance Regulation — U.S.
State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. Recently, the NAIC and state insurance regulators have been scrutinizing insurance companies’ use of affiliated captive reinsurers or off-shore entities, and the Department of Financial Services in June 2013 issued a highly critical report setting forth its findings to date relating to its inquiry into the life insurance industry’s use of captive insurance companies. In its report, the Department of Financial Services recommended that (i) the NAIC develop enhanced disclosure requirements for reserve financing transactions involving captive insurers, (ii) the FIO, the OFR, the NAIC and state insurance commissioners conduct inquiries similar to the Department of Financial Services inquiry, and (iii) state insurance commissioners consider an immediate national moratorium on new reserve financing transactions involving captive insurers until these inquiries are complete. Like many life insurance companies, we utilize captive reinsurers to satisfy statutory reserve requirements related to universal life and term life insurance policies. We also cede variable annuity risks to a captive reinsurer, which allows us to consolidate hedging and other risk management programs. If state insurance regulators restrict the use of such captive reinsurers or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products or to hedge the associated risks efficiently and/or our risk-based capital ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. See “Business — Regulation — Holding Company Regulation — Insurance Regulatory Examinations.”
The NAIC is also reviewing life insurers’ use of non-variable separate accounts that are insulated from general account claims, which might lead to a recommendation against the allowance of insulation for certain of our separate account products. If state insurance regulators change applicable laws or regulations in accordance with such recommendation, our use of insulation for certain products could be impaired and our ability to compete effectively or do business in certain markets may be adversely affected. In addition, our financial results may also be adversely affected. See “Business — Regulation — Holding Company Regulation — Insurance Regulatory Examinations.”
U.S. Federal Regulation Affecting Insurance
Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, setting forth recommendations with respect to modernization of insurance regulation in the United States. The report raised the possibility of a greater role for the federal government if states do not achieve greater uniformity in their laws and regulations. We cannot predict whether any such legislation or regulatory changes will be adopted, or what impact they will have on our business, financial condition or results of operations. See “Business — Regulation — Holding Company Regulation — Federal Initiatives.”
Federal legislation and administrative policies can significantly and adversely affect insurance companies, including policies regarding financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, under the so-called Volcker Rule, Dodd-Frank authorizes the Federal Reserve Board to impose additional capital requirements and quantitative limits on certain trading and activities by a non-bank SIFI. MetLife could be subject to such requirements and limits were it to be designated as a non-bank SIFI, which could adversely affect our competitive position. See “Business — Regulation — Potential Regulation of MetLife as a Non-Bank SIFI.”

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
Federal Regulatory Agencies
Dodd-Frank established the CFPB, which supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the CFPB has authority to regulate non-insurance consumer services provided by MetLife. See “Business — Regulation — Consumer Protection Laws.”
While MetLife has de-registered as a bank holding company, it may, in the future, be designated by the FSOC as a non-bank SIFI, as more fully discussed below, and could once again be subject to regulation by the Federal Reserve Board and subject to enhanced supervision and prudential standards. Moreover, other national and international authorities have also proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. If such measures were adopted, including as a result of the designation of MetLife as a non-bank SIFI, they could materially adversely affect our ability to conduct business and our results of operations and financial condition. See “Business — Regulation — Potential Regulation of MetLife as a Non-Bank SIFI” and “— Potential Regulation of MetLife as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations.”
ERISA Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA or the Code. Consequently, our activities are likewise subject to the restrictions imposed by ERISA and the Code, including the requirement that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and the requirement under ERISA and the Code that fiduciaries may not cause a covered plan to engage in prohibited transactions with persons who have certain relationships with respect to those plans.
The prohibited transaction rules generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. Regulations adopted in October 2011 in this area provide some relief from these investment advice restrictions. If additional relief is not provided, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants and IRAs would likely be significantly restricted. Other proposed regulations in this area may negatively impact the current business model of our affiliated broker-dealers, including proposed changes to broaden the definition of “fiduciary,” thereby increasing the regulation of persons providing investment advice to ERISA plans and IRAs. These proposed regulations are expected in 2014. See “Business — Regulation — Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations.”
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

We are also subject to the evolving Solvency II insurance regulatory directive established by the European Parliament in 2009 for our insurance business throughout the European Economic Area, and may be subject to similar solvency regulations in other regions. As requirements are finalized by the regulators, capital requirements might be impacted in a number of jurisdictions. In addition, our legal entity structure throughout Europe may impact our capital requirements, risk management infrastructure and reporting by country.
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
Potential Regulation of MetLife as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations
While MetLife has de-registered as a bank holding company, it may, in the future be designated by the FSOC as a non-bank SIFI. This would subject MetLife to enhanced supervision and prudential standards which could adversely affect our ability to compete with other insurers that are not subject to those requirements and adversely affect our business and results of operations. See “Business — Regulation — Potential Regulation of MetLife as a Non-Bank SIFI,” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments.”
The FSOC follows a three-stage process to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve Board as a non-bank SIFI. On July 16, 2013, MetLife was notified by the FSOC that it had reached Stage 3 in the process to determine whether MetLife would be designated a non-bank SIFI. MetLife has been providing information to the FSOC to assist in its evaluation. Regulation of MetLife as a non-bank SIFI could materially and adversely affect our business. In December 2011, the Federal Reserve Board proposed Regulation YY that would apply a set of prudential standards to non-bank SIFIs, including enhanced risk-based capital requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures and recovery and resolution planning. The Federal Reserve Board’s proposal contemplates that these standards would be subject to the authority of the Federal Reserve Board to determine, on its own or in response to a recommendation by the FSOC, to tailor the application of the enhanced standards to different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. On February 18, 2014, the Federal Reserve Board adopted amendments to Regulation YY to implement certain of the enhanced prudential standards for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more. While Regulation YY, as originally proposed, would have applied to non-bank SIFIs, the final rule does not, but the Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order. See “Business — Regulation — Potential Regulation of MetLife as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs.” Accordingly, the manner in which these proposed standards might apply to MetLife remains unclear. The Federal Reserve Board has stated that it believes other provisions of Dodd-Frank, known as the Collins Amendment, constrain its ability to tailor capital standards for non-bank SIFIs.
In the wake of the recent financial crisis, other national and international authorities have also proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. For example, IAIS is participating in the initiative of the Financial Stability Board (“FSB”) to identify global systemically important financial institutions by devising a process for designating G-SIIs. In July 2013, the FSB published its initial list of nine G-SIIs, based on the IAIS’ assessment methodology, which includes MetLife. The FSB has directed the IAIS to develop G-SII BCR as the basis for the calculation of additional capital by the end of 2014; the IAIS has indicated that it expects the BCR to apply to G-SIIs in 2015 or shortly thereafter. In addition, the IAIS has confirmed that it will develop a risk-based global insurance capital standard by 2016 which will apply to all internationally active insurance groups, including G-SIIs, with implementation to begin in 2019 after two years of testing and refinement. The IAIS policy measures would have to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife and other designated G-SIIs in the U.S. is uncertain. See “Business — Regulation — Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers.”

If such measures were adopted, including as a result of the potential designation of MetLife as a non-bank SIFI, they could materially adversely affect our ability to conduct business and our results of operations and financial condition. Enhanced capital requirements could adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. We could have to raise the price of the products we offer, reduce the amount of risk we take on, or stop offering certain products altogether. Further, counterparty exposure limits could affect our ability to engage in hedging activities. The Federal Reserve Board could also have the right to require that we or our insurance company affiliates take prompt action to correct any financial weaknesses. See “Business — Regulation.”
In the event that MetLife is designated as a non-bank SIFI, it may elect to contest such designation using all available remedies under Dodd-Frank or otherwise. If ultimately designated as a non-bank SIFI, MetLife may consider such structural and other business alternatives that may be available to it in response to such a designation, and we cannot predict the impact that any such alternatives, if implemented, may have on us.
The Dodd-Frank Provisions Compelling the Liquidation of Certain Types of Financial Institutions Could Materially and Adversely Affect MetLife, as a Potential Non-Bank SIFI and an Investor in Other Financial Institutions, and Our Investors
Under provisions of Dodd-Frank, if MetLife were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the United States. If the FDIC were appointed as the receiver for such company, liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. Even if the Orderly Liquidation Authority provisions were invoked, our U.S. insurance companies would be resolved under state insurance law. In an FDIC-managed liquidation, holders of a company’s debt could be treated differently than under the Bankruptcy Code and similarly-situated creditors could be treated differently. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. These provisions could also apply to financial institutions whose debt securities we hold in our investment portfolio and could adversely affect our position as a creditor and the value of our holdings.
Dodd-Frank also provides for the assessment of charges against certain financial institutions, including non-bank SIFIs and bank holding companies of a certain size, to cover the costs of liquidating any financial company subject to the new liquidation authority. If MetLife is designated as a non-bank SIFI, it could be assessed for a portion of the costs of the liquidation of a financial company that is liquidated under this authority. The liquidation authority could increase the funding costs of large bank holding companies or financial companies that might be viewed as systemically significant, such as MetLife. See “Business — Regulation — Potential Regulation of MetLife as a Non-Bank SIFI — Orderly Liquidation Authority.”
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
Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets, and to protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with the securities laws and regulations. A number of changes have recently been suggested to the laws and regulations that govern the conduct of our variable insurance products business and our distributors that could change the way we conduct our business and the products we sell. This may adversely affect our operations and profitability, including increasing the regulatory and compliance burden upon us, resulting in increased costs. See “Business — Regulation — Securities Regulation.” We also may be subject to similar laws and regulations in the foreign countries in which we offer products or conduct other activities similar to those described above.
Changes in Tax Laws or Interpretations of Such Laws Could Reduce Our Earnings and Materially Impact Our Operations by Increasing Our Corporate Taxes and Making Some of Our Products Less Attractive to Consumers
Changes in domestic or foreign tax laws or interpretations of such laws could increase our corporate taxes and reduce our earnings. Additionally, global budget deficits make it likely that governments’ need for additional revenue will result in future tax proposals that will increase our effective tax rate. However, it remains difficult to predict the timing and effect that future tax law changes could have on our earnings both in the U.S. and in foreign jurisdictions.
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
Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and/or Harm to Our Reputation
We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law. Material pending litigation and regulatory matters affecting us and risks to our business presented by these proceedings are discussed in Note 15 of the Notes to the Consolidated Financial Statements. Updates are provided in the notes to our interim condensed consolidated financial statements included in our subsequently filed quarterly reports on Form 10-Q, as well as in Part II, Item 1 (“Legal Proceedings”) of those quarterly reports.
We are also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state and federal regulators and other authorities.
A substantial legal liability or a significant regulatory action against us, as well as regulatory inquiries or investigations could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Even if we ultimately prevail in the litigation, regulatory action or investigation, our ability to attract new customers, retain our current customers and recruit and retain employees could be materially and adversely impacted. Regulatory inquiries and litigation may also cause volatility in the price of stocks of companies in our industry.

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
Investments-Related Risks
Should the Need Arise, We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner and Realizing Full Value Given Their Illiquid Nature
There may be a limited market for certain investments we hold in our investment portfolio, making them relatively illiquid. These include privately-placed fixed maturity securities, mortgage loans, policy loans, leveraged leases, equity real estate, such as real estate joint ventures and funds, and other limited partnership interests. In recent years, even some of our very high quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were forced to sell certain of our investments during periods of market volatility or disruption, market prices may be lower than our carrying value in such investments. This could result in realized losses which could have a material adverse effect on our net income and financial position.
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
If we are required to return significant amounts of cash collateral under our securities lending program or otherwise need significant amounts of cash on short notice and we are forced to sell securities, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In the event of a forced sale, accounting guidance requires the recognition of a loss for securities in an unrealized loss position and may require the impairment of other securities based on our ability to hold those securities, which would negatively impact our financial condition. In addition, under stressful capital market and economic conditions, liquidity broadly deteriorates, which may further restrict our ability to sell securities. Furthermore, if we decrease the amount of our securities lending activities over time, the amount of net investment income generated by these activities will also likely decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Securities Lending” and Note 7 of the Notes to the Consolidated Financial Statements.

Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Derivatives Transactions or Specified Assets in Connection with OTC-Cleared and OTC-Bilateral Transactions May Adversely Affect Our Liquidity, Expose Us to Central Clearinghouse and Counterparty Credit Risk, and Increase our Costs of Hedging
Substantially all of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. Certain derivatives financing transactions require us to pledge collateral or make payments related to declines in the estimated fair value of the specified assets under certain circumstances to central clearinghouses or our counterparties. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances and will likely increase under Dodd-Frank as a result of the requirement to pledge initial margin for OTC-cleared transactions entered into after June 10, 2013 and for OTC-bilateral transactions entered into after the phase-in period, which would be applicable to us in 2019 if the U.S. Commodity Futures Trading Commission and the SEC adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013. Each of these items could also adversely affect our liquidity. Central clearinghouses and counterparties may also restrict or eliminate certain types of previously eligible collateral, which could also adversely affect our liquidity or charge us to pledge such collateral which would increase our costs. See “Business — Regulation — Holding Company Regulation — Regulation of Over-the-Counter Derivatives,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Derivatives and Collateral” and Note 8 of the Notes to the Consolidated Financial Statements.
Gross Unrealized Losses on Fixed Maturity and Equity Securities and Defaults, Downgrades or Other Events May Result in Future Impairments to the Carrying Value of Such Securities, Resulting in a Reduction in Our Net Income
Fixed maturity securities represented 72% of our total cash and invested assets at December 31, 2013. Fixed maturity and equity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have far exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. See Notes 1 and 7 of the Notes to the Consolidated Financial Statements.
The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of structured securities could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Levels of writedowns or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities, as well as our intent and ability to hold equity securities which have declined in value until recovery. Realized losses or impairments on these securities may have a material adverse effect on our net income in a particular quarterly or annual period.

Our Valuation of Securities and Investments and the Determination of the Amount of Allowances and Impairments Taken on Our Investments Are Subjective and Include Methodologies, Estimations and Assumptions Which Are Subject to Differing Interpretations and Market Conditions and, if Changed, Could Materially Adversely Affect Our Results of Operations or Financial Condition
Fixed maturity and equity securities, as well as short-term investments that are reported at estimated fair value represent the majority of our total cash and investments. We define fair value generally as the price that would be received to sell an asset or paid to transfer a liability. Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect of the estimated fair value amounts. During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the fair value of securities we hold may have a material adverse effect on our results of operations or financial condition. See Notes 1 and 9 of the Notes to the Consolidated Financial Statements.
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

 The Defaults or Deteriorating Credit of Other Financial Institutions Could Adversely Affect Us
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds and investment funds and other financial institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivatives, joint venture, hedge fund and equity investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, or lack of action by governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them. Any such losses or impairments to the carrying value of these investments or other changes may materially and adversely affect our business and results of operations.
Risks Related to Our Business
Our International Operations Face Political, Legal, Operational and Other Risks, Including Exposure to Local and Regional Economic Conditions, That Could Negatively Affect Those Operations or Our Profitability
Our international operations face political, legal, financial, operational and other risks. These operations may be materially adversely affected by the actions and decisions of foreign authorities and regulators, such as through nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities and regulators, such as the retroactive application of new requirements on our current and prior activities or operations and the imposition of regulations limiting our ability to distribute our products. Such actions may negatively affect our business in these jurisdictions and could indirectly affect our business in other jurisdictions as well. See “Quantitative and Qualitative Disclosures About Market Risk,” as well as “— Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”
 Our international operations expose us to risks posed by local and regional economic conditions. Europe has recently experienced a recession and overall sluggish economic performance, with concerns over low inflation becoming more pronounced. Unfavorable economic conditions in Europe could adversely impact the demand for our products, negatively impact earnings, adversely affect the performance of our investments or result in impairments, all of which could have a material adverse effect on our business, results of operations and financial condition. See “— Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations.”
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
A Downgrade or a Potential Downgrade in Our Financial Strength Ratings or Those of MetLife’s Other Insurance Subsidiaries, or MetLife’s Credit Ratings, Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations
Financial strength ratings are published by various Nationally Recognized Statistical Rating Organizations (“NRSRO”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs’ opinion regarding an insurance company’s ability to meet contractholder and policyholder obligations, and are important to maintaining public confidence in our products and our competitive position. See “Business — Company Ratings” for additional information regarding our financial strength ratings.
Downgrades in our financial strength ratings could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products, annuities and other investment products;

•	impacting our ability to generate cash flows from issuances of funding agreements and other capital markets products;

•	adversely affecting our relationships with our sales force and independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to post additional collateral under certain of our financing and OTC-bilateral derivative transactions;

•	requiring us to reduce prices for many of our products and services to remain competitive; and

•	adversely affecting our ability to obtain reinsurance at reasonable prices or at all.

 In addition to the financial strength ratings of MetLife’s insurance subsidiaries, various NRSROs also publish credit ratings for MetLife and several of its subsidiaries. Credit ratings indicate the NRSROs’ opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in MetLife’s overall funding profile and ability to access certain types of liquidity. Downgrades in our financial strength ratings could have a material adverse effect on our financial condition and results of operations in many ways, including limiting our access to capital markets, potentially increasing the cost of debt, and requiring us to post collateral. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding the impact of a one-notch downgrade with respect to derivative transactions with insurance financial strength downgrade triggers.
In view of the difficulties experienced by many financial institutions as a result of the financial crisis and ensuing global recession, including our competitors in the insurance industry, we believe it is possible that the NRSROs will continue to heighten the level of scrutiny that they apply to insurance companies, will continue to increase the frequency and scope of their credit reviews, will continue to request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the models for maintenance of certain ratings levels. Our ratings could be downgraded at any time and without notice by any NRSRO.
Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses
As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our various business segments. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Also, for most of our traditional life reinsurance agreements, it is common for the reinsurer to have a right to increase reinsurance rates on in-force business if there is a systematic deterioration of mortality in the market as a whole. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue. See “Business — Reinsurance Activity” and “— Risks Related to Our Business — If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations.”
If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations
We use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance, indemnification and derivatives do not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers, indemnitors, counterparties and central clearinghouses. A reinsurer’s, indemnitor’s, counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivatives agreements with us could have a material adverse effect on our financial condition and results of operations, including our liquidity. See “Business — Reinsurance Activity.”
In addition, we use derivatives to hedge various business risks. We enter into a variety of derivatives, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties on a bilateral basis for uncleared OTC derivatives and with clearing broker and central clearinghouses for OTC-cleared derivatives. If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. This risk is more pronounced in light of the stresses suffered by financial institutions over the past few years. Such failure could have a material adverse effect on our financial condition and results of operations.
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
Consistent with industry practice and accounting standards, we establish liabilities for claims arising from a catastrophe only after assessing the probable losses arising from the event. We cannot be certain that the liabilities we have established will be adequate to cover actual claim liabilities. From time to time, states have passed legislation that has the effect of limiting the ability of insurers to manage risk, such as legislation restricting an insurer’s ability to withdraw from catastrophe-prone areas. While we attempt to limit our exposure to acceptable levels, subject to restrictions imposed by insurance regulatory authorities, a catastrophic event or multiple catastrophic events could have a material adverse effect on our business, results of operations and financial condition.
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

Our ability to manage this risk and the profitability of our life insurance businesses depends in part on our ability to obtain catastrophe reinsurance, which may not be available at commercially acceptable rates in the future. See “— Risks Related to Our Business — Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses.”
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
Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. Currently, the use of captive reinsurers is being studied by state insurance regulators and the NAIC. See “— Regulatory and Legal Risks — Our Insurance Businesses are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” If state insurance regulators restrict the use of captive reinsurers for purposes of funding reserve requirements or capacity in the capital markets otherwise becomes unavailable for a prolonged period of time, thereby hindering our ability to obtain funding for these new structures, our ability to write additional business in a cost effective manner may be impacted.
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
In addition, since numerous aspects of our business are subject to regulation, legislative and other changes affecting the regulatory environment for our business may have, over time, the effect of supporting or burdening some aspects of the financial services industry more than others. This can affect our competitive position within the life insurance industry and within the broader financial services industry. See “Business — Regulation,” “— Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” and “— Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.”

If Our Business Does Not Perform Well, We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against the Deferred Income Tax Asset, Which Could Adversely Affect Our Results of Operations or Financial Condition
We were allocated a portion of goodwill representing the excess of MetLife’s cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that the fair value of the reporting unit may be less than the carrying value of that reporting unit. We perform our annual goodwill impairment testing during the third quarter of each year based upon data as of the close of the second quarter. Goodwill associated with a business acquisition is not tested for impairment during the year the business is acquired unless there is a significant identified impairment event. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business one level below the operating segment under certain circumstances.
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
The use of our own funds as consideration in any acquisition would consume capital resources, which could affect our capital plan and render those funds unavailable for other corporate purposes. We also may not be able to raise sufficient funds to consummate an acquisition if, for example, we are unable to sell our securities or close related bridge credit facilities. Moreover, as a result of uncertainty and risks associated with potential acquisitions and dispositions of businesses, rating agencies may take certain actions with respect to the ratings assigned to MetLife and/or its subsidiaries, including us.
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

In addition, we may reorganize or consolidate the legal entities through which we conduct business. For example, in the second quarter of 2013, MetLife announced the Mergers. The Mergers are expected to occur in the fourth quarter of 2014, subject to regulatory approvals. See “Business — Overview.” The implementation of legal entity reorganizations is a complex undertaking and involves a number of risks similar to those that are present in the case of an acquisition. Many aspects of these transactions are subject to regulatory approvals from a number of different jurisdictions. We may not obtain needed regulatory approvals in the timeframe anticipated or at all, which could reduce or prevent us from realizing the anticipated benefits of these transactions. These transactions or the related regulatory approvals may entail modifications of certain aspects of our operations, the composition of certain of our investment portfolios, and/or the cost of our derivatives hedging activities, which could result in additional costs or reduce net investment income. We may also incur additional expenses in connection with planning and effectuating these mergers and related transactions. We may encounter delays or unforeseen problems in making changes to our information technology systems that are needed to reflect the mergers. Loss of key personnel could adversely affect our ability to carry out these transactions. In addition, these transactions may absorb significant attention from our management, which could reduce management’s focus on other aspects of our business. Any of these risks, if realized, could result in a material adverse effect on our business, results of operations or financial condition.
Operational Risks
MetLife’s Risk Management Policies and Procedures May Leave Us Exposed to Unidentified or Unanticipated Risk, Which Could Negatively Affect Our Business
MetLife has devoted significant resources to develop and periodically update risk management policies and procedures for itself and its subsidiaries, including us, to reflect ongoing review of risks, and expects to continue to do so in the future. Nonetheless, these policies and procedures may not be comprehensive and may not identify every risk to which we are exposed. Many of MetLife’s methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not fully predict future exposures, which can be significantly greater than historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to MetLife. This information may not always be accurate, complete, up-to-date or properly evaluated. In addition, more extensive and perhaps different risk management policies and procedures might have to be implemented under pending regulations. See “Business — Regulation — Potential Regulation of MetLife as a Non-Bank SIFI” and “Quantitative and Qualitative Disclosures About Market Risk.”
The Continued Threat of Terrorism and Ongoing Military Actions May Adversely Affect the Value of Our Investment Portfolio and the Level of Claim Losses We Incur
The continued threat of terrorism, both within the U.S. and abroad, ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of terrorism. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Terrorist actions also could disrupt our operations centers in the U.S. or abroad and result in higher than anticipated claims under our insurance policies. See “— Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations.”
The Failure in Cyber- or Other Information Security Systems, as well as the Occurrence of Events Unanticipated in MetLife’s Disaster Recovery Systems and Management Continuity Planning Could Result in a Loss or Disclosure of Confidential Information, Damage to Our Reputation and Impairment of Our Ability to Conduct Business Effectively
Our business is highly dependent upon the effective operation of MetLife’s computer systems. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. We also retain confidential and proprietary information on our computer systems and we rely on sophisticated technologies to maintain the security of that information. MetLife’s computer systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyberattacks or other computer-related penetrations. While, to date, MetLife has not experienced a material breach of cybersecurity, administrative and technical controls and other preventive actions we take to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.

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
The failure of our computer systems and/or our disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While MetLife maintains cyber liability insurance that provides both third-party liability and first party liability coverages, this insurance may not be sufficient to protect us against all losses. MetLife and its subsidiaries maintain a primary cybersecurity and privacy liability insurance policy with a limit of $15 million, and have additional coverage for cybersecurity and privacy liability available under blended professional liability excess coverage policies with a total limit of $185 million.
Our Associates May Take Excessive Risks Which Could Negatively Affect Our Financial Condition and Business
As an insurance enterprise, we are in the business of accepting certain risks. The associates who conduct our business, including executive officers and other members of management, sales managers, investment professionals, product managers, sales agents, and other associates, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. MetLife endeavors, in the design and implementation of compensation programs and practices, to avoid giving associates incentives to take excessive risks; however, associates may take such risks regardless of the structure of these compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor associates’ business decisions and prevent us from taking excessive risks, and to prevent employee misconduct, these controls and procedures may not be effective. If our associates take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and business operations.
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

We May Not be Able to Protect Our Intellectual Property and May be Subject to Infringement Claims
We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete with other insurers and financial institutions.
In addition, we may be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of patent, trademark or copyright license usage rights, or (iii) misappropriation of trade secrets. Any such claims or resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain patents, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly alternative. Any of these scenarios could harm our reputation and have a material adverse effect on our business and results of operations.
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
We compete with other financial services companies for sales representatives primarily on the basis of product features, support services, compensation and financial position. We continue to undertake several initiatives to enhance the efficiency and production of our existing sales force. These initiatives may not succeed in attracting and retaining new agents. Sales of individual insurance, annuities and investment products and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining highly qualified and productive agents. See “— Risks Related to Our Business — Competitive Factors May Adversely Affect Our Market Share and Profitability.”

Item 1B.  Unresolved Staff Comments
Not applicable.
Item 2.  Properties
Our executive office is located in Bloomfield, Connecticut and is owned by an affiliate. It is occupied by both of the Company’s segments, as well as Corporate & Other.
Management believes that the Company’s properties are suitable and adequate for our current and anticipated business operations. MetLife arranges for property & casualty coverage on our properties, taking into consideration our risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with the renewal of those coverages, MetLife has arranged $700 million of property insurance, including coverage for terrorism, on our real estate portfolio through May 1, 2014, its renewal date.
Item 3.  Legal Proceedings
See Note 15 of the Notes to the Consolidated Financial Statements.
Item 4.  Mine Safety Disclosures
Not applicable.

Part II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
MetLife Insurance Company of Connecticut has 40,000,000 authorized shares of common stock, 34,595,317 shares of which were outstanding at December 31, 2013. Of such outstanding shares, at March 28, 2014, 30,000,000 shares are owned directly by MetLife and the remaining 4,595,317 shares are owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife. There exists no established public trading market for the Company’s common equity.
During the years ended December 31, 2013 and 2012, MetLife Insurance Company of Connecticut paid dividends of $1.0 billion and $706 million, respectively, to its stockholders. See Note 12 of the Notes to the Consolidated Financial Statements for a discussion of the components of the 2012 dividends, as well as a discussion of restrictions on MetLife Insurance Company of Connecticut’s ability to pay dividends. The maximum amount of dividends which MetLife Insurance Company of Connecticut may pay in 2014, without prior regulatory approval, is $1.0 billion.

Item 6.  Selected Financial Data
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MICC,” the “Company,” “we,” “our” and “us” refer to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company. MetLife Insurance Company of Connecticut is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction I(2)(a) of Form 10-K. This narrative analysis should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s consolidated financial statements included elsewhere herein.
This narrative analysis may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results. Any or all forward-looking statements may turn out to be wrong. Actual results could differ materially from those expressed or implied in the forward-looking statements. See “Note Regarding Forward-Looking Statements.”
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
MICC is organized into two segments: Retail and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability. See “Business” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.
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
Future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts are based on estimates of the expected value of benefits in excess of the projected account balance, recognizing the excess ratably over the accumulation period based on total expected assessments. Liabilities for universal and variable life secondary guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary guarantee liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility for variable products are consistent with historical experience of the appropriate underlying equity index, such as the Standard & Poor’s Ratings Services (“S&P”) 500 Index.
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
Reinsurance
Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. We periodically review actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluate the financial strength of counterparties to our reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed subsequently. Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting.
See Note 6 of the Notes to the Consolidated Financial Statements for additional information on our reinsurance programs.
Deferred Policy Acquisition Costs and Value of Business Acquired
We incur significant costs in connection with acquiring new and renewal insurance business. Costs that relate directly to the successful acquisition or renewal of insurance contracts are deferred as DAC. In addition to commissions, certain direct-response advertising expenses and other direct costs, deferrable costs include the portion of an employee’s total compensation and benefits related to time spent selling, underwriting or processing the issuance of new and renewal insurance business only with respect to actual policies acquired or renewed. We utilize various techniques to estimate the portion of an employee’s time spent on qualifying acquisition activities that result in actual sales, including surveys, interviews, representative time studies and other methods. These estimates include assumptions that are reviewed and updated on a periodic basis or more frequently to reflect significant changes in processes or distribution methods.

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
Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization of approximately $85 million, with an offset to our unearned revenue liability of approximately $3 million for this factor. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable universal life contracts and variable deferred annuity contracts is 7.25% in the U.S.
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
In 2013, our most significant assumption updates resulting in a change to expected future gross margins and profits and the amortization of DAC and VOBA are due to mortality, expenses and persistency assumptions on variable and universal life contracts and annuity contracts. We expect these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.
See Note 5 of the Notes to the Consolidated Financial Statements for information regarding the DAC and VOBA offset to unrealized investment losses.
Estimated Fair Value of Investments
In determining the estimated fair value of our investments, we maximize the use of quoted prices in active markets. When quoted prices in active markets are not available, various methodologies, assumptions and inputs are utilized, giving priority to observable inputs. When observable inputs are not available, unobservable inputs or inputs that cannot be derived principally from or corroborated by observable market data are used which can be based in large part on management judgment or estimation, and cannot be supported by reference to market activity. Accordingly, the estimated fair values are based on available market information and management’s judgments about financial instruments. The methodologies, assumptions and inputs utilized are described in Note 9 of the Notes to the Consolidated Financial Statements.
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
Additionally, we consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Factors we consider in the OTTI evaluation process are described in Note 7 of the Notes to the Consolidated Financial Statements.
The determination of the amount of allowances and impairments on the remaining invested asset classes is highly subjective and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.
See Notes 1 and 7 of the Notes to the Consolidated Financial Statements for additional information relating to our determination of the amount of allowances and impairments.
Derivatives
The determination of estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 9 of the Notes to the Consolidated Financial Statements for additional details on significant inputs into the over-the-counter (“OTC”) derivative pricing models and credit risk adjustment.
We issue variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The valuation of these embedded derivatives also includes an adjustment for our nonperformance risk and risk margins for non-capital market inputs. The nonperformance risk adjustment, which is captured as a spread over the risk free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
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

Additionally, we ceded the risk associated with certain of the variable annuities with guaranteed minimum benefits described in the preceding paragraphs to an affiliated reinsurance company. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by us with the exception of the input for nonperformance risk that reflects the credit of the reinsurer. Because certain of the direct guarantees do not meet the definition of an embedded derivative and, thus, are not accounted for at fair value, significant fluctuations in net income may occur since the change in fair value of the embedded derivative on the ceded risk is being recorded in net income without a corresponding and offsetting change in fair value of the direct guarantee.
See Note 8 of the Notes to the Consolidated Financial Statements for additional information on our derivatives and hedging programs.
Goodwill
Goodwill is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test.
For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit goodwill is compared to the carrying value of that goodwill to measure the amount of impairment loss, if any. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit. In performing the Company’s goodwill impairment tests, the estimated fair values of the reporting units are first determined using a market multiple valuation approach. When further corroboration is required, the Company uses a discounted cash flow valuation approach. For reporting units which are particularly sensitive to market assumptions, the Company may use additional valuation methodologies to estimate the reporting units’ fair values.
In 2013, the Company performed its annual goodwill impairment test on its Retail Life & Other reporting unit using both the market multiple and discounted cash flow valuation approaches. Results for both approaches indicated that the fair value of the Retail Life & Other reporting unit was below its carrying value. As a result, an actuarial appraisal, which estimates the net worth of the reporting unit, the value of existing business and the value of new business, was performed. This appraisal resulted in a fair value of the Retail Life & Other reporting unit that was less than the carrying value, indicating a potential for goodwill impairment. An increase in required reserves on universal life products with secondary guarantees, together with modifications to financial reinsurance treaty terms, was reflected in the fair value estimate. In addition, decreased future sales assumptions reflected in the valuation were driven by the Company’s discontinuance of certain sales of universal life products with secondary guarantees. Accordingly, the Company performed Step 2 of the goodwill impairment process, which compares the implied fair value of the reporting unit’s goodwill with its carrying value. This analysis indicated that the recorded goodwill associated with this reporting unit was not recoverable. Therefore, we recorded a non-cash charge of $66 million ($57 million, net of income tax) for the impairment of the entire goodwill balance that is reported in goodwill impairment in the consolidated statements of operations for the year ended December 31, 2013.
In addition, the Company performed its annual goodwill impairment test of its Corporate Benefit Funding reporting unit using a market multiple valuation approach, and concluded that the fair value of the reporting unit was in excess of its carrying value and, therefore, goodwill was not impaired.

In 2012, we performed the annual goodwill impairment test on our Retail Annuities reporting unit using an actuarial appraisal approach, which estimates the net worth of the reporting unit, the value of existing business and the value of new business. This appraisal resulted in a fair value of the Retail Annuities reporting unit that was less than the carrying value, indicating a potential for goodwill impairment. The actuarial appraisal reflected the expected market impact to a buyer of changes in the regulatory environment, continued low interest rates for an extended period of time, and other market and economic factors. Specifically, in July 2012, the New York State Department of Financial Services (“Department of Financial Services”) had initiated an inquiry into the use of captive or off-shore reinsurers, strategies many market participants have used for capital efficiency on variable annuity products; the National Association of Insurance Commissioners (“NAIC”) had also been studying the use of captives. Additionally, in the third quarter of 2012, the Federal Reserve announced that it anticipated that low interest rates were likely to be warranted at least through mid-2015, extending the time horizon from previous announcements and Moody’s Investors Service changed its outlook for the U.S. life insurance industry to negative from stable, and stated that it expects interest rates to remain in the low single digits for the next few years. As a result, we performed Step 2 of the goodwill impairment process, which compares the implied fair value of the reporting unit’s goodwill with its carrying value. This analysis indicated that the recorded goodwill associated with this reporting unit was not recoverable. Therefore, we recorded a non-cash charge of $394 million ($147 million, net of income tax) for the impairment of the entire goodwill balance that is reported in goodwill impairment in the consolidated statements of operations for the year ended December 31, 2012. For a discussion of the status of the inquiries made by the Department of Financial Services and the NAIC, see “Business — Regulation — Holding Company Regulation — Insurance Regulatory Examinations.”
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
Disputes over interpretations of the tax laws may be subject to review and adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon audit. We determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in the financial statements. We may be required to change our provision for income taxes when estimates used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the financial statements in the year these changes occur.
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
MetLife’s economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon and applying an industry standard method for the inclusion of diversification benefits among risk types. Economic capital-based risk estimation is an evolving science and industry best practices have emerged and continue to evolve. Areas of evolving industry best practices include stochastic liability valuation techniques, alternative methodologies for the calculation of diversification benefits, and the quantification of appropriate shock levels. MetLife management is responsible for the on-going production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards.
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, operating earnings or income (loss) from continuing operations, net of income tax.
Dispositions
See Notes 3 and 17 of the Notes to the Consolidated Financial Statements.

Results of Operations
See Note 1 of the Notes to the Consolidated Financial Statements for information regarding prior period adjustments to the consolidated results.
Consolidated Results
We made additional changes to variable annuity guarantee features as we continued to manage sales volume, focusing on pricing discipline and risk management in this challenging economic environment. These actions, in combination with product changes made in 2012, resulted in a net decrease in sales of annuities of $5.2 billion, before income tax, or 45% compared to 2012. Variable and universal life sales were also lower by 19%, mainly driven by the discontinuance of all but one of our secondary guarantees on universal life products. A decrease in premiums of $465 million, before income tax, was the result of the sustained low interest rate environment and pricing competition in the bulk annuity market in the United Kingdom (“U.K.”), which caused us to be very selective in the pension closeout deals for which we elected to compete. The premiums for this business are almost entirely offset by the related change in policyholder benefits.

	Years Ended December 31,
	2013	2012
	(In millions)
Revenues
Premiums	$606	$1,261
Universal life and investment-type product policy fees	2,336	2,261
Net investment income	2,852	2,952
Other revenues	592	511
Net investment gains (losses)	82	152
Net derivative gains (losses)	(1,052)	1,003
Total revenues	5,416	8,140
Expenses
Policyholder benefits and claims	1,707	2,389
Interest credited to policyholder account balances	1,037	1,147
Goodwill impairment	66	394
Capitalization of DAC	(504)	(886)
Amortization of DAC and VOBA	50	1,035
Interest expense on debt	190	231
Other expenses	1,923	2,340
Total expenses	4,469	6,650
Income (loss) from continuing operations before provision for income tax	947	1,490
Provision for income tax expense (benefit)	227	372
Income (loss) from continuing operations, net of income tax	720	1,118
Income (loss) from discontinued operations, net of income tax	—	8
Net income (loss)	$720	$1,126
Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
During the year ended December 31, 2013, income (loss) from continuing operations, before provision for income tax, decreased $543 million ($398 million, net of income tax) from 2012 primarily driven by an unfavorable change in net derivative gains (losses), partially offset by a lower goodwill impairment charge compared to 2012 and an increase in operating earnings.

We manage our investment portfolio using disciplined asset/liability management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures, provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currency exchange rates, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our specific mix of products and business segments. In addition, the general account investment portfolio had historically included contractholder-directed unit-linked investments supporting unit-linked variable annuity type liabilities, which do not qualify as separate account assets. The returns on these contractholder-directed unit-linked investments, which can vary significantly from period to period, include changes in estimated fair value subsequent to purchase, inure to contractholders and are offset in earnings by a corresponding change in policyholder account balances (“PABs”) through interest credited to policyholder account balances. During June 2012, the Company disposed of MetLife Europe Limited (“MetLife Europe”), which held these contractholder-directed unit-linked investments.
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
We purchase investments to support our insurance liabilities and not to generate net investment gains and losses. However, net investment gains and losses are incurred and can change significantly from period to period due to changes in external influences, including changes in market factors such as interest rates, foreign currency exchange rates, credit spreads and equity markets; counterparty specific factors such as financial performance, credit rating and collateral valuation; and internal factors such as portfolio rebalancing. Changes in these factors from period to period can significantly impact the levels of both impairments and realized gains and losses on investments sold.
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
Certain direct or assumed variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We hedge the market and other risks inherent in these variable annuity guarantees through a combination of reinsurance and freestanding derivatives. Ceded reinsurance of direct or assumed variable annuity products with minimum benefit guarantees generally contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged and can be a significant driver of net derivative gains (losses) but does not have an economic impact on us.
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

	Years Ended December 31,
	2013	2012
	(In millions)
Non-VA program derivatives
Interest rate	$(171)	$(15)
Foreign currency exchange rate	(24)	(27)
Credit	50	52
Non-VA embedded derivatives	527	(117)
Total non-VA program derivatives	382	(107)
VA program derivatives
Embedded derivatives-direct/assumed guarantees:
Market risks	2,578	1,757
Nonperformance risk	(156)	(235)
Other risks	(44)	(637)
Total	2,378	885
Embedded derivatives-ceded reinsurance:
Market and other risks	(3,075)	400
Nonperformance risk	76	124
Total	(2,999)	524
Freestanding derivatives hedging direct/assumed embedded derivatives	(813)	(299)
Total VA program derivatives	(1,434)	1,110
Net derivative gains (losses)	$(1,052)	$1,003

Within VA program derivatives, we reclassified the 2012 amounts to conform to the 2013 presentation and separately present each component of market risks and other risks within direct/assumed embedded derivatives.
The favorable change in net derivative gains (losses) on non-VA program derivatives was $489 million ($318 million, net of income tax). This was primarily due to non-VA program embedded derivatives in affiliated ceded reinsurance written on a coinsurance with funds withheld basis, which were favorably impacted by changes in value of the underlying assets, as well as by a 2013 refinement to the method in which the changes in fair value of the underlying assets in the reference portfolio are allocated to the embedded derivative. The favorable change was also due to increasing forward U.K. inflation rates favorably impacting receive-float inflation swaps. These favorable impacts were partially offset by long-term interest rates increasing more in 2013 than in 2012, unfavorably impacting receive-fixed interest rate swaps and net long interest rate floors. These freestanding derivatives are primarily hedging long duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $2.5 billion ($1.7 billion, net of income tax). This was due to an unfavorable change of $2.6 billion ($1.7 billion, net of income tax) related to market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, and a favorable change of $31 million ($20 million, net of income tax) related to the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives, net of the impact of nonperformance risk adjustment on the ceded variable annuity embedded derivatives.

The favorable nonperformance risk adjustment on ceded variable annuity embedded derivatives of $76 million ($49 million, net of income tax) in 2013 was comprised of a gain of $173 million due to the impact of changes in capital market inputs, such as long-term risk free interest rates and key equity index levels, partially offset by a loss of $97 million due to changes in the reinsurer’s credit spread. The unfavorable nonperformance risk adjustment on direct and assumed variable annuity embedded derivatives of $156 million ($101 million, net of income tax) in 2013 was comprised of a loss of $145 million due to the impact of changes in capital market inputs, such as long-term risk free interest rates and key equity index levels, as well as a loss of $11 million due to changes in our own credit spread. We calculate the nonperformance risk adjustment on the direct, assumed, and ceded variable annuity embedded derivatives as the change in the embedded derivative discounted at the risk adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk free rate.
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
When our own credit spread increases in isolation, discounting the embedded derivative liability produces a lower valuation of the liability than if the own credit spread had remained constant. As a result, a gain is created from including an adjustment for nonperformance risk on the direct and assumed variable annuity embedded derivatives. The opposite impact occurs with respect to the nonperformance risk adjustment on ceded variable annuity guarantees when the reinsurer's credit spread increases in isolation. For each of these primary market drivers, the opposite effect occurs when they move in the opposite direction.
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
The foregoing unfavorable change of $2.6 billion ($1.7 billion, net of income tax) is comprised of a $4.0 billion ($2.6 billion, net of income tax) unfavorable change in market and other risks on ceded variable annuity embedded derivatives and freestanding derivatives which, together, hedge the market and other risks on direct and assumed variable annuity embedded derivatives, and a $1.4 billion ($919 million, net of income tax) favorable change in market and other risks on direct and assumed variable annuity embedded derivatives. As discussed in the preceding paragraph, changes in market and other risks lead to volatility in earnings due to the mismatch in accounting on GMIBs.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates increased more in 2013 than in 2012, contributing to an unfavorable change in our ceded reinsurance assets and our freestanding derivatives and a favorable change in our direct and assumed embedded derivatives.

•
Key equity index levels increased more in 2013 than in 2012, contributing to an unfavorable change in our ceded reinsurance assets and our freestanding derivatives and a favorable change in our direct and assumed embedded derivatives.

•
Key equity volatility measures decreased less in 2013 than in 2012, contributing to a favorable change in our ceded reinsurance assets and our freestanding derivatives and an unfavorable change in our direct and assumed embedded derivatives.

The unfavorable change in net investment gains (losses) of $70 million ($46 million, net of income tax) primarily reflects a decrease in net gains on sales of fixed maturity securities partially offset by a decrease in fixed maturity securities impairments from improving economic fundamentals.
Our 2013 results include a $66 million ($57 million, net of income tax) non-cash charge for goodwill impairment associated with our Retail Life & Other business. Results for 2012 included a $394 million ($147 million, net of income tax) non-cash charge for goodwill impairment associated with our Retail Annuities business.

Our 2013 results include a $31 million ($20 million, net of income tax) charge associated with the global review of assumptions related to reserves and DAC, of which $65 million ($43 million, net of income tax) was recognized in net derivative gains (losses). Of the $31 million charge, $96 million ($62 million, net of income tax) was related to reserves, offset by $64 million ($42 million, net of income tax) associated with DAC. With respect to the $65 million charge recorded in net derivative gains (losses), a $73 million loss on direct variable annuity embedded derivatives was included within the other risks caption and a $8 million gain on ceded reinsurance embedded derivatives was included within the market and other risks caption in the table above.
As a result of the global review of assumptions, changes were made to policyholder behavior and mortality assumptions, as well as to economic assumptions. The most significant impacts were in Retail Annuities and Retail Life & Other.

•	Changes to policyholder behavior and mortality assumptions resulted in reserve increases offset by favorable DAC for a net loss of $51 million ($33 million, net of income tax).

•	Changes in economic assumptions resulted in a decrease in reserves and favorable DAC for a net benefit of $20 million ($13 million, net of income tax).
Income tax expense for the year ended December 31, 2013 was $227 million, or 24% of income (loss) from continuing operations, before provision for income tax, compared with $372 million, or 25% of income (loss) from continuing operations, before provision for income tax for 2012. The Company’s 2013 and 2012 effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income and income tax accounting for goodwill.
As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for income (loss) from continuing operations, net of income tax. Operating earnings increased $235 million, net of income tax, to $1.2 billion, net of income tax, in 2013 from $1.0 billion, net of income tax, in 2012.
Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings

	Years Ended December 31,
	2013	2012
	(In millions)
Income (loss) from continuing operations, net of income tax	$720	$1,118
Less: Net investment gains (losses)	82	152
Less: Net derivative gains (losses)	(1,052)	1,003
Less: Goodwill impairment	(66)	(394)
Less: Other adjustments to net income (1)	294	(718)
Less: Provision for income tax (expense) benefit	244	92
Operating earnings	$1,218	$983
______________
(1) See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Years Ended December 31,
	2013	2012
	(In millions)
Total revenues	$5,416	$8,140
Less: Net investment gains (losses)	82	152
Less: Net derivative gains (losses)	(1,052)	1,003
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(7)	(1)
Less: Other adjustments to revenues (1)	117	213
Total operating revenues	$6,276	$6,773
Total expenses	$4,469	$6,650
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(490)	332
Less: Goodwill impairment	66	394
Less: Other adjustments to expenses (1)	306	598
Total operating expenses	$4,587	$5,326
______________
(1) See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Consolidated Results – Operating

	Years Ended December 31,
	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$606	$1,261
Universal life and investment-type product policy fees	2,190	2,124
Net investment income	2,888	2,877
Other revenues	592	511
Total operating revenues	6,276	6,773
OPERATING EXPENSES
Policyholder benefits and claims	1,500	2,027
Interest credited to policyholder account balances	1,042	1,105
Capitalization of DAC	(504)	(886)
Amortization of DAC and VOBA	558	678
Interest expense on debt	68	68
Other expenses	1,923	2,334
Total operating expenses	4,587	5,326
Provision for income tax expense (benefit)	471	464
Operating earnings	$1,218	$983
Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
The $235 million increase in operating earnings was primarily driven by higher asset-based fee revenues and decreases in other expenses and DAC amortization, partially offset by unfavorable mortality and claims experience.

Positive net flows from universal life and variable annuities products since 2012 resulted in an increase in average account balances and generated higher asset-based fee revenue of $56 million. These positive net flows in our universal life business combined with positive net flows in our traditional life businesses increased invested assets which generated higher net investment income of $17 million. Deferred annuity surrenders and withdrawals exceeded sales for the period, resulting in negative cash flows to the general account and a reduction in interest credited expense. This was partially offset by higher interest credited in Retail Life & Other and the Corporate Benefit Funding segment due to higher average account balances. Operating earnings also decreased by $9 million due to the sale of our former broker-dealer subsidiary, Tower Square Securities, Inc., in 2013.
The improving equity market resulted in higher fee income from increased separate account balances, which increased operating earnings by $176 million. This increase was partially offset by higher asset-based commissions that are also, in part, determined by separate account balances, which decreased operating earnings by $45 million. As a result of the sustained low interest rate environment, average interest credited rates in our Corporate Benefit Funding segment declined, increasing operating earnings by $20 million. Operating earnings decreased by $10 million as a result of lower investment yields from lower returns on real estate joint ventures and the impact of the low interest rate environment on our fixed maturity securities, partially offset by improved returns on other limited partnership interests.
Less favorable claims experience, mainly in our variable and universal life businesses, reduced operating earnings by $136 million. The decrease was primarily driven by changes in affiliated reinsurance coverage and experience refunds, resulting in higher costs of reinsurance in 2013, partially offset by favorable mortality in our whole life business. DAC amortization decreased due to the continued favorable equity markets in the current period, partially offset by an increase due to growth in the business, resulting in a $100 million increase in operating earnings.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. The combined impact of the 2013 and 2012 annual updates resulted in a net operating earnings decrease of $72 million, primarily related to 2012 favorable DAC unlockings in our variable annuity business. In addition to our annual updates, certain insurance-related liabilities and DAC refinements were recorded in both 2013 and 2012 and resulted in a $27 million increase in operating earnings.
Expenses declined $38 million, primarily driven by disciplined spending and reduced interest expense associated with affiliated ceded funds withheld reinsurance treaties, partially offset by an increase in post-retirement benefit costs.
The Company’s effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing. In 2013, the Company realized additional tax benefits of $78 million compared to 2012, primarily from the higher utilization of tax preferenced investments.
In June 2012, the Company distributed all of the issued and outstanding shares of common stock of its wholly-owned subsidiary, MetLife Europe, to its stockholders as an in-kind dividend. This transaction resulted in a $16 million increase in operating earnings in 2013 compared to 2012.
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

Off-Balance Sheet Arrangements
Collateral for Securities Lending and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically we receive non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or repledged, and which has not been recorded on our consolidated balance sheets. We had no such collateral at December 31, 2013. The amount of this collateral was $51 million at estimated fair value at December 31, 2012. See “Securities Lending Program” in Note 1 of the Notes to the Consolidated Financial Statements for discussion of our securities lending program and the classification of revenues and expenses and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or repledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $588 million and $689 million at December 31, 2013 and 2012, respectively. See “— Liquidity and Capital Resources — Liquidity — Derivatives and Collateral” and “Derivatives” in Note 8 of the Notes to the Consolidated Financial Statements for information on the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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
Liquidity and Capital Resources
Overview
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. The global markets and economy continue to experience volatility that may affect our financing costs and market interest for our debt. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “Risk Factors — Economic Environment and Capital Markets-Related Risks — Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Our Access to Capital and Our Cost of Capital” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary From Period to Period.”
We continuously monitor and adjust our liquidity and capital plans for the Company in light of changing needs and opportunities.

Liquidity
Based upon the strength of our franchise, diversification of our businesses, strong financial fundamentals including: strong cash flows from operations, substantial short-term liquidity and additional liquid assets in the investment portfolio and the substantial funding sources available to us, we continue to believe we have access to ample liquidity to meet business requirements under current market conditions and reasonably possible stress scenarios.
The principal cash inflows from operations come from insurance premiums, annuity considerations, deposit funds, and net investment income while the principal cash outflows relate to liabilities associated with various life insurance, annuity products, operating expenses and income tax. We typically have a cash outflow from investment activities because cash inflows from insurance operations are reinvested in accordance with our ALM discipline to fund insurance liabilities. The principal financing cash flows come from deposits and withdrawals on PABs, repayments on debt, dividends on common stock and changes in collateral related to securities lending and derivative activities.
Short-term Liquidity
At December 31, 2013 and 2012, the Company’s short-term liquidity position was $1.7 billion and $1.6 billion, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding amounts related to: (i) cash collateral received under our securities lending program, and (ii) cash collateral received from counterparties in connection with derivatives. We continuously monitor and adjust our liquidity and capital plans for MetLife Insurance Company of Connecticut and its subsidiaries in light of changing needs and opportunities.
Funding Agreements Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements to a variety of sources including special purpose entities, the Federal Home Loan Bank and the Federal Agricultural Mortgage Corporation. We had total obligations under funding agreements of $6.1 billion and $6.7 billion at December 31, 2013 and 2012, respectively. During the years ended December 31, 2013, 2012 and 2011, we issued $11.3 billion, $10.4 billion and $12.9 billion, respectively, and repaid $12.0 billion, $9.6 billion and $13.5 billion, respectively, of funding agreements. See Note 4 of the Notes to the Consolidated Financial Statements.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retail segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the years ended December 31, 2013 and 2012, general account surrenders and withdrawals from annuity products were $2.2 billion and $2.3 billion, respectively. In the Corporate Benefit Funding segment, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals.
Derivatives and Collateral
We pledge collateral to, and have collateral pledged to us, by counterparties in connection with our derivatives. At December 31, 2013 and 2012, we were obligated to return cash collateral under our control of $277 million and $897 million, respectively. See Note 8 of the Notes to the Consolidated Financial Statements. With respect to OTC-bilateral derivatives in a net liability position that have financial strength contingent provisions, a one-notch downgrade in the Company’s financial strength rating would not have increased our derivative collateral requirements at December 31, 2013.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $6.1 billion and $7.5 billion at December 31, 2013 and 2012, respectively. Of these amounts, $1.2 billion and $992 million at December 31, 2013 and 2012, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2013 was $1.2 billion, of which $1.1 billion were U.S. Treasury and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. For further details on our securities lending program, see Note 7 of the Notes to the Consolidated Financial Statements.

Capital
We manage our capital position to maintain our financial strength ratings. See “Business — Company Ratings.” Our capital position is supported by our ability to generate strong cash flows within our businesses.
Affiliated Captive Reinsurance Transactions
MetLife Insurance Company of Connecticut cedes specific policy classes, including ordinary and universal life insurance and variable annuity benefit guarantees to affiliated captive reinsurers. The statutory reserves of such affiliated captive reinsurers are supported by a combination of investment assets and letters of credit issued by unaffiliated financial institutions. MetLife, Inc. has committed to maintain the surplus of these affiliated captive reinsurers, as well as provided guarantees of the captive reinsurers’ repayment obligations on the letters of credit. MetLife, Inc. has also provided guarantees of reinsurers’ repayment obligations on derivative and certain reinsurance agreements entered into by the captives. We enter into reinsurance agreements with affiliated captive reinsurers for risk and capital management purposes, as well as to satisfy statutory reserve requirements related to universal life and term life insurance policies. Ceding variable annuity guaranteed minimum benefit risks to an affiliated captive reinsurer, which allows us to consolidate hedging and other risk management programs.
Recently, the NAIC and the Department of Financial Services have been scrutinizing insurance companies’ use of affiliated captive reinsurers or off-shore entities. One of the recommendations of the Department of Financial Services is that state insurance commissioners consider an immediate national moratorium on new reserve financing transactions involving captive insurers, until their inquiries are complete. We are not aware of any states other than New York implementing such a moratorium. While such a moratorium would not impact our existing reinsurance agreements with captive reinsurers, a moratorium placed on the use of captives for new reserve financing transactions could impact our ability to write certain products or to hedge the associated risks effectively in the future. This may result in our need to increase prices, modify product features or limit the availability of those products to our customers. While this affects insurers across the industry, it could adversely impact our competitive position and our results of operations in the future. We will evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves and we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results.
Our variable annuity guaranteed minimum benefit risk is currently ceded to a Delaware affiliated captive reinsurer. MetLife, Inc. is planning to merge this captive reinsurer with three U.S.-based life insurance companies, in the fourth quarter of 2014, subject to regulatory approvals, to create one larger U.S.-based and U.S. regulated life insurance company (the “Mergers”). This will further reduce the Company’s exposure to and use of captive reinsurers. See “Business — Overview” for further information on the Mergers. See also “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — Insurance Regulation” and Note 6 of the Notes to the Consolidated Financial Statements for further information on our reinsurance activities.
Support Agreement
MetLife Insurance Company of Connecticut is a party to a net worth maintenance agreement with its indirect subsidiary, MetLife Assurance Limited (“MAL”), a U.K. company. Under this agreement, MetLife Insurance Company of Connecticut has agreed to cause MAL to meet specific capital and surplus levels. We anticipate that in the event that this arrangement places demands upon the Company, there will be sufficient liquidity and capital to enable the Company to meet anticipated demands. As described in Note 17 of the Notes to the Consolidated Financial Statements, a subsidiary of MetLife Insurance Company of Connecticut reached an agreement to sell MAL to a third party. Upon the close of such sale, MetLife Insurance Company of Connecticut’s obligations under this net worth maintenance agreement will terminate.

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

•	Amortization of DAC and VOBA excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes costs related to: (i) implementation of new insurance regulatory requirements, and (ii) acquisition and integration costs.
We believe the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. Operating revenues, operating expenses and operating earnings should not be viewed as substitutes for the following financial measures calculated in accordance with GAAP: GAAP revenues, GAAP expenses, income (loss) from continuing operations, net of income tax, and net income (loss), respectively. Reconciliations of these measures to the most directly comparable GAAP measures are included in “— Results of Operations.”

In this discussion, we sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.
Subsequent Event
See Note 17 of the Notes to the Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management

We have developed an integrated process for managing risk, which we conduct through multiple Board and senior management committees (financial and non-financial) within GRM, MetLife’s ALM Unit, Treasury Department and Investments Department. The risk committee structure is designed to provide a consolidated enterprise-wide assessment and management of risk. MetLife’s Enterprise Risk Committee (“ERC”) is responsible for reviewing all material risks to the enterprise and deciding on actions, if necessary, in the event risks exceed desired targets, taking into consideration industry best practices and the current environment to resolve or mitigate those risks. Additional committees at the MetLife and subsidiary insurance company level that manage capital and risk positions, approve ALM strategies and establish corporate business standards, report to the ERC.
Global Risk Management
Independent from the lines of business, the centralized GRM, led by MetLife’s Chief Risk Officer (“CRO”) collaborates and coordinates across all committees to ensure that all material risks are properly identified, measured, aggregated and reported across the Company. The CRO reports to MetLife’s Chief Executive Officer and is primarily responsible for maintaining and communicating the Company’s enterprise risk policies and for monitoring and analyzing all material risks.
GRM considers and monitors a full range of risks against the Company’s solvency, liquidity, earnings, business operations and reputation. GRM’s primary responsibilities consist of:

•	implementing a corporate risk framework, which outlines MetLife’s approach for managing risk;

•	developing policies and procedures for managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	establishing appropriate corporate risk tolerance levels;

•	deploying capital on an economic basis;

•
reporting to (i) the Finance and Risk Committee of MetLife’s Board of Directors; (ii) the Investment Committee of Metropolitan Life Insurance Company’s Board of Directors, which assists MetLife’s Board of Directors in overseeing certain investment activities of the enterprise; and (iii) the financial and non-financial senior management committees on various aspects of risks.

Asset/Liability Management
We actively manage our assets using an approach that balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The ALM process is the shared responsibility of the ALM Unit, GRM, the Portfolio Management Unit, and the senior members of MetLife’s business segments and is governed by the ALM Committees. The ALM Committees’ duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the ALM process on a periodic basis. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage by product type. In addition, an ALM Steering Committee oversees the activities of the underlying ALM Committees.
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
Interest Rates
Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities, as well as our interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and asset-backed securities, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, PABs related to certain investment type contracts, and net embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. We employ product design, pricing and ALM strategies to reduce the potential effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset crediting rates for certain products. ALM strategies include the use of derivatives and duration mismatch limits. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.”
Foreign Currency Exchange Rates
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
Equity Market
Along with investments in equity securities, we have exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as net embedded derivatives on variable annuities with guaranteed minimum benefits and certain PABs. We manage this risk on an integrated basis with other risks through our ALM strategies including the dynamic hedging of certain variable annuity guarantee benefits, as well as reinsurance, in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. We also manage equity market risk exposure in our investment portfolio through the use of derivatives. Equity exposures associated with other limited partnership interests are excluded from this discussion as they are not considered financial instruments under GAAP.
Management of Market Risk Exposures
We use a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivatives.

Interest Rate Risk Management
To manage interest rate risk, we analyze interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivatives. These projections involve evaluating the potential gain or loss on most of our in-force business under various increasing and decreasing interest rate environments. The Connecticut State Insurance Department regulations require that we perform some of these analyses annually as part of our review of the sufficiency of our regulatory reserves. For several of our legal entities, we maintain segmented operating and surplus asset portfolios for the purpose of ALM and the allocation of investment income to product lines. For each segment, invested assets greater than or equal to the GAAP liabilities and any non-invested assets allocated to the segment are maintained, with any excess allocated to Corporate & Other. The business segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. We measure relative sensitivities of the value of our assets and liabilities to changes in key assumptions utilizing internal models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage loan prepayments and defaults.
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
Foreign Currency Exchange Rate Risk Management
We assume foreign currency exchange rate risk primarily in three ways: investments in foreign subsidiaries, purchases of foreign currency denominated investments and the sale of certain insurance products.

•
The Foreign Exchange Committee, in coordination with the Treasury Department, is responsible for managing our exposure to investments in foreign subsidiaries. Limits to exposures are established by the Treasury Department and monitored by GRM. The Investments Department manages exposure.

•
The Investments Department is responsible for managing the exposure to foreign currency denominated investments. Exposure limits to unhedged foreign currency investments are incorporated into the standing authorizations granted to management by MetLife’s Board of Directors and are reported to MetLife’s Board of Directors on a periodic basis.

•
Management of each of the Company’s segments, with oversight from the Foreign Exchange Committee, is responsible for establishing limits and managing any foreign currency exchange rate exposure caused by the sale or issuance of insurance products.

We use foreign currency swaps and forwards to mitigate the liability exposure, risk of loss and financial statement volatility associated with our investments in foreign subsidiaries, foreign currency denominated fixed income investments and the sale of certain insurance products.
Equity Market Risk Management
Equity market risk exposure through the issuance of variable annuities is managed by the ALM Unit in partnership with the Investments Department. Equity market risk is realized through our investment in equity securities and is managed by the Investments Department. We use derivatives to mitigate our equity exposure both in certain liability guarantees such as variable annuities with guaranteed minimum benefits and equity securities. These derivatives include exchange-traded equity futures, equity index options contracts and equity variance swaps. We also employ reinsurance to manage these exposures.

Hedging Activities
We use derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency exchange rate risk, and equity market risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and statutory capital. Our derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. Our use of derivatives by major hedge programs is as follows:

•
Risks Related to Living Guarantee Benefits — We use a wide range of derivative contracts to mitigate the risk associated with variable annuity living guarantee benefits. These derivatives include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options and interest rate option contracts and equity variance swaps.

•
Minimum Interest Rate Guarantees — For certain liability contracts, we provide the contractholder a guaranteed minimum interest rate. These contracts include certain fixed annuities and other insurance liabilities. We purchase interest rate floors to reduce risk associated with these liability guarantees.

•
Reinvestment Risk in Long Duration Liability Contracts — Derivatives are used to hedge interest rate risk related to certain long duration liability contracts. Hedges include interest rate swaps and swaptions.

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

Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2013. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

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

The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at December 31, 2013:

December 31, 2013
(In millions)
Interest rate risk	$1,702
Foreign currency exchange rate risk	$464
Equity market risk	$216
The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments at December 31, 2013 by type of asset or liability:

	December 31, 2013
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets:
Fixed maturity securities		$45,252	$(1,058)
Equity securities		$418	—
Mortgage loans, net		$6,427	(57)
Policy loans		$1,279	(5)
Short-term investments		$2,107	—
Other invested assets		$1,004	(8)
Cash and cash equivalents		$746	—
Accrued investment income		$542	—
Premiums, reinsurance and other receivables		$6,306	(307)
Net embedded derivatives within asset host contracts (2)		$912	(452)
Total assets			$(1,887)
Liabilities: (3)
Policyholder account balances		$21,987	$137
Payables for collateral under securities loaned and other transactions		$6,451	—
Long-term debt		$1,009	30
Other liabilities		$258	16
Net embedded derivatives within liability host contracts (2)		$(1,211)	293
Total liabilities			$476
Derivative Instruments:
Interest rate swaps	$23,235	$409	$(240)
Interest rate floors	$17,604	$4	(1)
Interest rate caps	$9,651	$36	12
Interest rate futures	$1,443	$(3)	(27)
Interest rate forwards	$245	$(1)	(16)
Foreign currency swaps	$1,548	$(12)	(7)
Foreign currency forwards	$56	$(1)	—
Credit default swaps	$2,400	$37	—
Equity futures	$778	$(3)	—
Equity options	$3,597	$263	(12)
Variance swaps	$2,270	$(88)	—
Total rate of return swaps	$462	$(22)	—
Total derivative instruments			$(291)
Net Change			$(1,702)
______________

(1)
Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the holder of the separate account. Mortgage loans and long-term debt exclude $1.6 billion and $1.5 billion, respectively, related to consolidated securitization entities (“CSEs”). See Note 7 of the Notes to the Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $31.2 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the yield curve.

Interest rate risk increased by $299 million, or 21%, to $1.7 billion at December 31, 2013 from $1.4 billion at December 31, 2012. This change was primarily due to an increase in interest rates across the swap and U.S. Treasury curves of $305 million and a net impact of $82 million related to PABs, net embedded derivatives within asset and liability host contracts and premiums, reinsurance and other receivables. The increase was partially offset by the use of derivatives by the Company of $80 million.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in foreign currency exchange rates at December 31, 2013 by type of asset or liability:

	December 31, 2013
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Foreign Exchange Rate
	(In millions)
Assets:
Fixed maturity securities		$45,252	$(573)
Equity securities		$418	(1)
Mortgage loans, net		$6,427	(26)
Total assets			$(600)
Liabilities: (2)
Policyholder account balances		$21,987	$35
Total liabilities			$35
Derivative Instruments:
Interest rate swaps	$23,235	$409	$(14)
Interest rate floors	$17,604	$4	—
Interest rate caps	$9,651	$36	—
Interest rate futures	$1,443	$(3)	—
Interest rate forwards	$245	$(1)	—
Foreign currency swaps	$1,548	$(12)	111
Foreign currency forwards	$56	$(1)	5
Credit default swaps	$2,400	$37	—
Equity futures	$778	$(3)	—
Equity options	$3,597	$263	(1)
Variance swaps	$2,270	$(88)	—
Total rate of return swaps	$462	$(22)	—
Total derivative instruments			$101
Net Change			$(464)
______________

(1)
Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the holder of the separate account. Mortgage loans exclude $1.6 billion related to CSEs. See Note 7 of the Notes to the Consolidated Financial Statements for information regarding CSEs.

(2)
Excludes $31.2 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in foreign currency exchange rates.

Foreign currency exchange rate risk increased by $17 million to $464 million at December 31, 2013 from $447 million at December 31, 2012. This change was due to an increase in exposure to the British Pound.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in equity at December 31, 2013 by type of asset or liability:

	December 31, 2013
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets:
Equity securities		$418	$42
Net embedded derivatives within asset host contracts (2)		$912	(405)
Total assets			$(363)
Liabilities:
Policyholder account balances		$21,987	$—
Net embedded derivatives within liability host contracts (2)		$(1,211)	291
Total liabilities			$291
Derivative Instruments:
Interest rate swaps	$23,235	$409	$—
Interest rate floors	$17,604	$4	—
Interest rate caps	$9,651	$36	—
Interest rate futures	$1,443	$(3)	—
Interest rate forwards	$245	$(1)	—
Foreign currency swaps	$1,548	$(12)	—
Foreign currency forwards	$56	$(1)	—
Credit default swaps	$2,400	$37	—
Equity futures	$778	$(3)	(81)
Equity options	$3,597	$263	(17)
Variance swaps	$2,270	$(88)	2
Total rate of return swaps	$462	$(22)	(48)
Total derivative instruments			$(144)
Net Change			$(216)
______________

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
Equity price risk decreased by $19 million to $216 million at December 31, 2013 from $235 million at December 31, 2012. This decrease was due to the use of derivatives by the Company of $32 million and changes in equity securities of $25 million, and was partially offset by an increase in equity risk from net embedded derivatives of $38 million.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MetLife Insurance Company of Connecticut:

We have audited the accompanying consolidated balance sheets of MetLife Insurance Company of Connecticut and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetLife Insurance Company of Connecticut and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 28, 2014

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Balance Sheets
December 31, 2013 and 2012
(In millions, except share and per share data)

	2013	2012
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $43,477 and $46,005, respectively)	$45,252	$50,968
Equity securities available-for-sale, at estimated fair value (cost: $397 and $311, respectively)	418	317
Mortgage loans (net of valuation allowances of $34 and $35, respectively; includes $1,598 and $2,666, respectively, at estimated fair value, relating to variable interest entities)	7,718	9,157
Policy loans	1,219	1,216
Real estate and real estate joint ventures	754	708
Other limited partnership interests	2,130	1,848
Short-term investments, principally at estimated fair value	2,107	2,576
Other invested assets, principally at estimated fair value	2,555	2,970
Total investments	62,153	69,760
Cash and cash equivalents, principally at estimated fair value	746	895
Accrued investment income (includes $9 and $13, respectively, relating to variable interest entities)	542	575
Premiums, reinsurance and other receivables	20,609	21,927
Deferred policy acquisition costs and value of business acquired	4,730	3,746
Current income tax recoverable	192	135
Goodwill	493	559
Other assets	794	826
Separate account assets	97,780	86,114
Total assets	$188,039	$184,537
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$27,991	$27,583
Policyholder account balances	33,453	36,976
Other policy-related balances	3,164	3,138
Payables for collateral under securities loaned and other transactions	6,451	8,399
Long-term debt (includes $1,461 and $2,559, respectively, at estimated fair value, relating to variable interest entities)	2,251	3,350
Deferred income tax liability	1,385	1,870
Other liabilities (includes $7 and $13, respectively, relating to variable interest entities)	6,776	6,547
Separate account liabilities	97,780	86,114
Total liabilities	179,251	173,977
Contingencies, Commitments and Guarantees (Note 15)
Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at December 31, 2013 and 2012	86	86
Additional paid-in capital	6,737	6,718
Retained earnings	1,076	1,356
Accumulated other comprehensive income (loss)	889	2,400
Total stockholders’ equity	8,788	10,560
Total liabilities and stockholders’ equity	$188,039	$184,537
See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	2013	2012	2011
Revenues
Premiums	$606	$1,261	$1,828
Universal life and investment-type product policy fees	2,336	2,261	1,956
Net investment income	2,852	2,952	3,074
Other revenues	592	511	508
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(9)	(52)	(42)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(11)	3	(5)
Other net investment gains (losses)	102	201	82
Total net investment gains (losses)	82	152	35
Net derivative gains (losses)	(1,052)	1,003	1,096
Total revenues	5,416	8,140	8,497
Expenses
Policyholder benefits and claims	1,707	2,389	2,660
Interest credited to policyholder account balances	1,037	1,147	1,189
Goodwill impairment	66	394	—
Other expenses	1,659	2,720	2,981
Total expenses	4,469	6,650	6,830
Income (loss) from continuing operations before provision for income tax	947	1,490	1,667
Provision for income tax expense (benefit)	227	372	493
Income (loss) from continuing operations, net of income tax	720	1,118	1,174
Income (loss) from discontinued operations, net of income tax	—	8	—
Net income (loss)	$720	$1,126	$1,174
See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	2013	2012	2011
Net income (loss)	$720	$1,126	$1,174
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(2,094)	850	2,074
Unrealized gains (losses) on derivatives	(204)	4	347
Foreign currency translation adjustments	28	88	(16)
Other comprehensive income (loss), before income tax	(2,270)	942	2,405
Income tax (expense) benefit related to items of other comprehensive income (loss)	759	(313)	(851)
Other comprehensive income (loss), net of income tax	(1,511)	629	1,554
Comprehensive income (loss)	$(791)	$1,755	$2,728
See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Total Stockholders’ Equity
Balance at December 31, 2010 (1)	$86	$6,719	$424	$393	$(51)	$(125)	$7,446
Dividend paid to MetLife			(517)				(517)
Capital contribution		1					1
Return of capital (Note 12)		(47)					(47)
Net income (loss)			1,174				1,174
Other comprehensive income (loss), net of income tax				1,591	(23)	(14)	1,554
Balance at December 31, 2011	86	6,673	1,081	1,984	(74)	(139)	9,611
Dividend of subsidiary (Note 3)			(347)				(347)
Dividend paid to MetLife			(504)				(504)
Capital contribution		45					45
Net income (loss)			1,126				1,126
Other comprehensive income (loss), net of income tax (2)				503	36	90	629
Balance at December 31, 2012	86	6,718	1,356	2,487	(38)	(49)	10,560
Dividend paid to MetLife			(1,000)				(1,000)
Capital contribution		19					19
Net income (loss)			720				720
Other comprehensive income (loss), net of income tax				(1,549)	12	26	(1,511)
Balance at December 31, 2013	$86	$6,737	$1,076	$938	$(26)	$(23)	$8,788
_____________

(1)	Includes amounts related to prior period adjustments to Retained Earnings of ($33) million. See Note 1.

(2)	Includes amounts related to dividend of subsidiary. See Notes 3 and 12.
See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$720	$1,126	$1,174
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	33	31	37
Amortization of premiums and accretion of discounts associated with investments, net	(167)	(168)	(152)
(Gains) losses on investments and derivatives and from sales of businesses, net	1,108	(1,043)	(1,160)
(Income) loss from equity method investments, net of dividends or distributions	(78)	(42)	(23)
Interest credited to policyholder account balances	1,037	1,147	1,189
Universal life and investment-type product policy fees	(2,336)	(2,261)	(1,956)
Goodwill impairment	66	394	—
Change in fair value option securities	—	(602)	(1,483)
Change in accrued investment income	77	66	51
Change in premiums, reinsurance and other receivables	(1,355)	(1,197)	(1,202)
Change in deferred policy acquisition costs and value of business acquired, net	(553)	182	(207)
Change in income tax	213	630	537
Change in other assets	1,836	1,499	1,386
Change in insurance-related liabilities and policy-related balances	1,144	1,863	1,958
Change in other liabilities	847	804	406
Other, net	141	53	67
Net cash provided by (used in) operating activities	2,733	2,482	622
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	18,718	14,394	17,348
Equity securities	67	50	168
Mortgage loans	2,292	1,447	993
Real estate and real estate joint ventures	104	72	26
Other limited partnership interests	153	223	256
Purchases of:
Fixed maturity securities	(15,841)	(15,706)	(17,127)
Equity securities	(133)	(58)	(27)
Mortgage loans	(882)	(807)	(1,357)
Real estate and real estate joint ventures	(201)	(225)	(72)
Other limited partnership interests	(363)	(341)	(378)
Cash received in connection with freestanding derivatives	111	414	397
Cash paid in connection with freestanding derivatives	(720)	(335)	(478)
Dividend of subsidiary	—	(53)	—
Issuances of loans to affiliates	(500)	—	(430)
Net change in policy loans	(3)	(13)	(13)
Net change in short-term investments	471	(155)	(1,347)
Net change in other invested assets	(47)	(54)	(12)
Other, net	3	—	1
Net cash provided by (used in) investing activities	3,229	(1,147)	(2,052)
Cash flows from financing activities
Policyholder account balances:
Deposits	13,770	14,785	20,496
Withdrawals	(15,899)	(15,493)	(19,404)
Net change in payables for collateral under securities loaned and other transactions	(1,948)	320	(24)
Long-term debt repaid	(1,009)	(482)	(385)
Financing element on certain derivative instruments	(29)	180	129
Return of capital	—	—	(47)
Dividends on common stock	(1,000)	(504)	(517)
Net cash provided by (used in) financing activities	(6,115)	(1,194)	248
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	4	9	(1)
Change in cash and cash equivalents	(149)	150	(1,183)
Cash and cash equivalents, beginning of year	895	745	1,928
Cash and cash equivalents, end of year	$746	$895	$745
See accompanying notes to the consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Cash Flows — (Continued)
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	2013	2012	2011
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$194	$232	$406
Income tax	$(1)	$(226)	$(47)
Non-cash transactions:
Disposal of subsidiary: (1)
Assets disposed	$—	$4,857	$—
Liabilities disposed	—	(4,567)	—
Net assets disposed	—	290	—
Cash disposed	—	(53)	—
Dividend of interests in subsidiary	—	(237)	—
(Gain) loss on dividend of interests in subsidiary	$—	$—	$—
Capital contribution from MetLife, Inc.	$19	$45	$—
Real estate and real estate joint ventures acquired in satisfaction of debt	$—	$50	$5
_____________

(1)	See Note 3.
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
In the second quarter of 2013, MetLife announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company (the “Mergers”). The companies to be merged are MetLife Insurance Company of Connecticut, MLI-USA and MetLife Investors Insurance Company (“MLIIC”), each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MetLife Insurance Company of Connecticut, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013. Effective January 1, 2014, following receipt of New York State Department of Financial Services (“Department of Financial Services”) approval, MetLife Insurance Company of Connecticut withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MetLife Insurance Company of Connecticut reinsured with Metropolitan Life Insurance Company (“MLIC”), an affiliate, all existing New York insurance policies and annuity contracts that include a separate account feature. As a result of the reinsurance agreements, MetLife Insurance Company of Connecticut recorded a reinsurance recoverable, included in premiums, reinsurance and other receivables, of $545 million and a funds withheld liability, included in other liabilities, of $97 million, and transferred cash and investments of $448 million to MLIC. On December 31, 2013, MetLife Insurance Company of Connecticut deposited investments with an estimated fair market value of $6.3 billion into a custodial account, which became restricted to secure MetLife Insurance Company of Connecticut’s remaining New York policyholder liabilities not covered by such reinsurance on January 1, 2014. In anticipation of establishing the custodial account with qualifying investments, MetLife Insurance Company of Connecticut transferred investments with an estimated fair value of $739 million and cash of $12 million to MLIC and received from MLIC qualifying investments with an estimated fair value of $751 million in the fourth quarter of 2013. See Note 7. The Mergers are expected to occur in the fourth quarter of 2014, subject to regulatory approvals.
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

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

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
The Company reports separate account assets at their fair value, which is based on the estimated fair values of the underlying assets comprising the individual separate account portfolios. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the statements of operations. Separate accounts credited with a contractual investment return are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses and the accounting for these investments is consistent with the methodologies described herein for similar financial instruments held within the general account. Unit-linked separate account investments that are directed by contractholders but do not meet one or more of the other above criteria are included in fair value option (“FVO”) securities. See Note 3.
The Company’s revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Such fees are included in universal life and investment-type product policy fees in the statements of operations.
Reclassifications
Certain amounts in the prior years’ consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year presentation as discussed throughout the Notes to the Consolidated Financial Statements.
Adjustments to Prior Periods
During the fourth quarter of 2013, the Company determined to adjust certain prior period results to correct the following:

•
Certain prior years’ acquisition costs related to variable annuity sales were incorrectly allocated to an affiliate. Such costs, net of deferred policy acquisition costs (“DAC”), were $57 million, $66 million, and $52 million for 2012, 2011 and 2010, respectively.

•	A DAC recoverability write-off of $111 million associated with term life and universal life secondary guarantees business sold in 2012 was not recorded as of December 31, 2012.

•	The fair value of a bifurcated embedded derivative associated with a reinsurance agreement was overstated by $23 million for 2011.

•
Policyholder benefits and claims and other expenses were overstated in 2012 by $6 million and $23 million, respectively, due to an adjustment in the modeling of dynamic lapses in certain variable annuity products.

•	Tax valuation allowances were understated by $22 million for 2012.

•
A non-cash transaction relating to a pension closeout sale was incorrectly recorded as an increase of $312 million in net cash provided by operating activities with an offsetting impact on net cash used in investing activities for 2011.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Management evaluated the materiality of these adjustments quantitatively and qualitatively and concluded that they were not material to any prior periods’ annual or quarterly financial statements; however, unadjusted amounts as of December 31, 2012 would have had a significant effect on the results of operations for 2013 if they were recorded in 2013. Accordingly, the Company has revised its previously reported financial statements for prior annual periods for the items listed above, including the related tax impacts, as detailed below. The effects of the adjustments were immaterial to quarterly financial information reported in each of the interim condensed consolidated financial statements in 2012 and 2013, since the most significant adjustments occurred in the fourth quarter of 2012. As a result, such previously reported quarterly financial information has not been adjusted, and we do not plan to amend prior quarterly filings.
The impact of the adjustments is shown in the tables below:

	December 31, 2012
Consolidated Balance Sheets	As Previously Reported	As Adjusted
	(In millions)
Assets
Premiums, reinsurance and other receivables	$22,143	$21,927
Deferred policy acquisition costs and value of business acquired	$3,793	$3,746
Other assets	$822	$826
Total assets	$184,796	$184,537
Liabilities
Future policy benefits	$27,585	$27,583
Deferred income tax liability	$1,938	$1,870
Total liabilities	$174,047	$173,977
Stockholders’ Equity
Retained earnings	$1,545	$1,356
Total stockholders’ equity	$10,749	$10,560
Total liabilities and stockholders’ equity	$184,796	$184,537

	December 31,
	2012		2011
Consolidated Statements of Operations	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In millions)
Revenues
Net derivative gains (losses)	$980	$1,003	$1,119	$1,096
Total revenues	$8,117	$8,140	$8,520	$8,497
Expenses
Policyholder benefits and claims	$2,395	$2,389	$2,660	N/A
Other expenses	$2,575	$2,720	$2,915	$2,981
Total expenses	$6,511	$6,650	$6,764	$6,830
Income (loss) from continuing operations before provision for income tax	$1,606	$1,490	$1,756	$1,667
Provision for income tax expense (benefit)	$391	$372	$523	$493
Income (loss) from continuing operations, net of income tax	$1,215	$1,118	$1,233	$1,174
Net income (loss)	$1,223	$1,126	$1,233	$1,174

	December 31,
	2012		2011
Consolidated Statements of Comprehensive Income (Loss)	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In millions)
Net income (loss)	$1,223	$1,126	$1,233	$1,174
Comprehensive income (loss)	$1,852	$1,755	$2,787	$2,728

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Consolidated Statements of Stockholders’ Equity	As Previously Reported	As Adjusted
	(In millions)
Retained Earnings
Balance at December 31, 2010	$457	$424
Net income (loss)	$1,233	$1,174
Balance at December 31, 2011	$1,173	$1,081
Net income (loss)	$1,223	$1,126
Balance at December 31, 2012	$1,545	$1,356
Total Stockholders’ Equity
Balance at December 31, 2010	$7,479	$7,446
Balance at December 31, 2011	$9,703	$9,611
Balance at December 31, 2012	$10,749	$10,560

	December 31,
	2012		2011
Consolidated Statements of Cash Flows	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In millions)
Cash flows from operating activities
Net income (loss)	$1,223	$1,126	$1,233	$1,174
(Gains) losses on investments and derivatives and from sales of businesses, net	$(1,020)	$(1,043)	$(1,183)	$(1,160)
Change in premiums, reinsurance and other receivables	$(1,229)	$(1,197)	$(1,288)	$(1,202)
Change in deferred policy acquisition costs and value of business acquired, net	$69	$182	$(187)	$(207)
Change in income tax	$649	$630	$567	$537
Change in other assets	$1,503	$1,499	N/A	N/A
Change in insurance-related liabilities and policy-related balances	$1,865	$1,863	$2,307	$1,958
Other, net	N/A	N/A	$30	$67
Net cash provided by (used in) operating activities	N/A	N/A	$934	$622
Cash flows from investing activities
Purchases of fixed maturity securities	N/A	N/A	$(17,439)	$(17,127)
Net cash provided by (used in) investing activities	N/A	N/A	$(2,364)	$(2,052)
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

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

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
Liabilities for universal and variable life secondary guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary guarantee liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk as further discussed herein. The assumptions of investment performance and volatility for variable products are consistent with historical experience of appropriate underlying equity indices, such as the Standard & Poor’s Ratings Services (“S&P”) 500 Index. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.
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
Other Policy-Related Balances
Other policy-related balances include policy and contract claims, unearned revenue liabilities, premiums received in advance and policyholder dividends due and unpaid.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

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
The Company accounts for the prepayment of premiums on its individual life, group life and health contracts as premiums received in advance and applies the cash received to premiums when due.
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

•	other essential direct costs that would not have been incurred had a policy not been acquired or renewed; and

•
in limited circumstances, the costs of direct-response advertising, the primary purpose of which is to elicit sales to customers who could be shown to have responded specifically to the advertising and that results in probable future benefits.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

DAC and VOBA are amortized as follows:

Products:		In proportion to the following over estimated lives of the contracts:
•	Nonparticipating and non-dividend-paying traditional contracts (primarily term insurance)	Historic actual and expected future gross premiums.
•	Participating, dividend-paying traditional contracts	Actual and expected future gross margins.
•	Fixed and variable universal life contracts	Actual and expected future gross profits.
•	Fixed and variable deferred annuity contracts
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
Value of distribution agreements acquired (“VODA”) is reported in other assets and represents the present value of expected future profits associated with the expected future business derived from the distribution agreements acquired as part of a business combination. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. The VODA and VOCRA associated with past business combinations are amortized over useful lives ranging from 10 to 30 years and such amortization is included in other expenses. Each year, or more frequently if circumstances indicate a possible impairment exists, the Company reviews VODA and VOCRA to determine whether the asset is impaired.
Reinsurance
For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. Cessions under reinsurance agreements do not discharge the Company’s obligations as the primary insurer. The Company reviews all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims.
For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid (received), and the liabilities ceded (assumed) related to the underlying contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is recorded as an adjustment to DAC when there is a gain at inception on the ceding entity and to other liabilities when there is a loss at inception. The net cost of reinsurance is recognized as a component of other expenses when there is a gain at inception and as policyholder benefits and claims when there is a loss and is subsequently amortized on a basis consistent with the methodology used for amortizing DAC related to the underlying reinsured contracts. Subsequent amounts paid (received) on the reinsurance of in-force blocks, as well as amounts paid (received) related to new business, are recorded as ceded (assumed) premiums and ceded (assumed) premiums, reinsurance and other receivables (future policy benefits) are established.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

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
Investments
Net Investment Income and Net Investment Gains (Losses)
Income on investments is reported within net investment income, unless otherwise stated herein. Gains and losses on sales of investments, impairment losses and changes in valuation allowances are reported within net investment gains (losses), unless otherwise stated herein.
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
The Company periodically evaluates fixed maturity and equity securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value, as well as an analysis of the gross unrealized losses by severity and/or age as described in Note 7 “— Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities.”

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

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
With respect to equity securities, the Company considers in its OTTI analysis its intent and ability to hold a particular equity security for a period of time sufficient to allow for the recovery of its estimated fair value to an amount equal to or greater than cost. If a sale decision is made for an equity security and recovery to an amount at least equal to cost prior to the sale is not expected, the security will be deemed to be other-than-temporarily impaired in the period that the sale decision was made and an OTTI loss will be recorded in earnings. The OTTI loss recognized is the entire difference between the security’s cost and its estimated fair value.
Mortgage Loans
The Company disaggregates its mortgage loan investments into two portfolio segments: commercial and agricultural. The accounting policies that are applicable to all portfolio segments are presented below and the accounting policies related to each of the portfolio segments are included in Note 7.
Mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premiums and accretion of discounts.
Also included in mortgage loans are commercial mortgage loans held by consolidated securitization entities (“CSEs”) for which the FVO was elected. These mortgage loans are stated at estimated fair value. Changes in estimated fair value are recognized in net investment gains (losses) for commercial mortgage loans held by CSEs.
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
Real Estate
Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (typically 20 to 55 years). Rental income associated with such real estate is recognized on a straight-line basis over the term of the respective leases. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds its estimated fair value. Properties whose carrying values are greater than their undiscounted cash flows are written down to their estimated fair value, which is generally computed using the present value of expected future cash flows discounted at a rate commensurate with the underlying risks.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

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
Real Estate Joint Ventures and Other Limited Partnership Interests
The Company uses the equity method of accounting for investments in equity securities when it has significant influence or at least 20% interest and for investments in real estate joint ventures and other limited partnership interests (“investees”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations, but does not have a controlling financial interest. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
The Company uses the cost method of accounting for investments in which it has virtually no influence over the investee’s operations. The Company recognizes distributions on cost method investments as earned or received. Because of the nature and structure of these cost method investments, they do not meet the characteristics of an equity security in accordance with applicable accounting standards.
The Company routinely evaluates its equity method and cost method investments for impairment. For equity method investees, the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. The Company considers its cost method investments for impairment when the carrying value of such investments exceeds the net asset value (“NAV”). The Company takes into consideration the severity and duration of this excess when determining whether the cost method investment is impaired.
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

•
Tax credit and renewable energy partnerships derive a significant source of investment return in the form of income tax credits or other tax incentives. Where tax credits are guaranteed by a creditworthy third party, the investment is accounted for under the effective yield method. Otherwise, the investment is accounted for under the equity method.

•
Leveraged leases are recorded net of non-recourse debt. Income on leveraged leases is recognized by applying the leveraged lease’s estimated rate of return to the net investment in the lease. The Company regularly reviews residual values for impairment.

•	Investments in joint ventures that engage in insurance underwriting activities are accounted for under the equity method.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Securities Lending Program
Securities lending transactions, whereby blocks of securities are loaned to third parties, primarily brokerage firms and commercial banks, are treated as financing arrangements and the associated liability is recorded at the amount of cash received. The Company obtains collateral at the inception of the loan, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, and maintains it at a level greater than or equal to 100% for the duration of the loan. The Company is liable to return to the counterparties the cash collateral received. Security collateral on deposit from counterparties in connection with the securities lending transactions may not be sold or repledged, unless the counterparty is in default, and is not reflected in the financial statements. The Company monitors the estimated fair value of the securities loaned on a daily basis and additional collateral is obtained as necessary. Income and expenses associated with securities lending transactions are reported as investment income and investment expense, respectively, within net investment income.
Derivatives
Freestanding Derivatives
Freestanding derivatives are carried in the Company’s balance sheets either as assets within other invested assets or as liabilities within other liabilities at estimated fair value. The Company does not offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement.
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

•
Cash flow hedge (a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability) - effectiveness in OCI (deferred gains or losses on the derivative are reclassified into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item); ineffectiveness in net derivative gains (losses).

The changes in estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the statement of operations within interest income or interest expense to match the location of the hedged item.
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

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

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
When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried in the balance sheets at its estimated fair value, with changes in estimated fair value recognized in net derivative gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in OCI related to discontinued cash flow hedges are released into the statements of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.
When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried in the balance sheets at its estimated fair value, with changes in estimated fair value recognized currently in net derivative gains (losses). Deferred gains and losses of a derivative recorded in OCI pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in net derivative gains (losses).
In all other situations in which hedge accounting is discontinued, the derivative is carried at its estimated fair value in the balance sheets, with changes in its estimated fair value recognized in the current period as net derivative gains (losses).
Embedded Derivatives
The Company sells variable annuities and issues certain insurance products and investment contracts and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:

•	the combined instrument is not accounted for in its entirety at fair value with changes in fair value recorded in earnings;

•	the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract; and

•	a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument.
Such embedded derivatives are carried in the balance sheets at estimated fair value with the host contract and changes in their estimated fair value are generally reported in net derivative gains (losses). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income if that contract contains an embedded derivative that requires bifurcation. At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.
Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In most cases, the exit price and the transaction (or entry) price will be the same at initial recognition.
Subsequent to initial recognition, fair values are based on unadjusted quoted prices for identical assets or liabilities in active markets that are readily and regularly obtainable. When such quoted prices are not available, fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical assets or liabilities, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring management judgment are used to determine the estimated fair value of assets and liabilities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

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
Employee Benefit Plans
Pension, postretirement and postemployment benefits are provided to associates under plans sponsored and administered by MLIC, an affiliate of the Company. The Company’s obligation and expense related to these benefits is limited to the amount of associated expense allocated from MLIC.
Income Tax
MetLife Insurance Company of Connecticut and all of its includable subsidiaries join with MetLife and its includable subsidiaries in filing a consolidated U.S. life and non-life federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Current taxes (and the benefits of tax attributes such as losses) are allocated to MetLife Insurance Company of Connecticut and its subsidiaries under the consolidated tax return regulations and a tax sharing agreement. Under the consolidated tax return regulations, MetLife has elected the “percentage method” (and 100 percent under such method) of reimbursing companies for tax attributes such as losses. As a result, 100 percent of tax attributes such as losses are reimbursed by MetLife to the extent that consolidated federal income tax of the consolidated federal tax return group is reduced in a year by tax attributes such as losses. Profitable subsidiaries pay MetLife each year the federal income tax which such profitable subsidiary would have paid that year based upon that year’s taxable income. If MetLife Insurance Company of Connecticut or its includable subsidiaries has current or prior deductions and credits (including but not limited to losses) which reduce the consolidated tax liability of the consolidated federal tax return group, the deductions and credits are characterized as realized (or realizable) by MetLife Insurance Company of Connecticut and its includable subsidiaries when those tax attributes are realized (or realizable) by the consolidated federal tax return group, even if MetLife Insurance Company of Connecticut or its includable subsidiaries would not have realized the attributes on a stand-alone basis under a “wait and see” method.
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

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

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
The Company may be required to change its provision for income taxes in certain circumstances. Examples of such circumstances include when estimates used in determining valuation allowances on deferred tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the financial statements in the year these changes occur.
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
Litigation Contingencies
The Company is a party to a number of legal actions and is involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Legal costs are recognized as incurred. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s financial statements.
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
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. Estimated lives generally range from five to 10 years for leasehold improvements, and from three to seven years for all other property and equipment. The net book value of the property, equipment and leasehold improvements was insignificant at both December 31, 2013 and 2012.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $200 million and $185 million at December 31, 2013 and 2012, respectively. Accumulated amortization of capitalized software was $97 million and $92 million at December 31, 2013 and 2012, respectively. Related amortization expense was $5 million, $10 million and $17 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Adoption of New Accounting Pronouncements
Effective July 17, 2013, the Company adopted new guidance regarding derivatives that permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the United States Treasury and London Interbank Offered Rate (“LIBOR”). Also, this new guidance removes the restriction on using different benchmark rates for similar hedges. The new guidance did not have a material impact on the financial statements upon adoption, but may impact the selection of benchmark interest rates for hedging relationships in the future.
Effective January 1, 2013, the Company adopted new guidance regarding comprehensive income that requires an entity to provide information about the amounts reclassified out of accumulated OCI (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption was prospectively applied and resulted in additional disclosures in Note 12.
Effective January 1, 2013, the Company adopted new guidance regarding balance sheet offsetting disclosures which requires an entity to disclose information about offsetting and related arrangements for derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions, to enable users of its financial statements to understand the effects of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The adoption was retrospectively applied and resulted in additional disclosures related to derivatives in Note 8.
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
On January 1, 2012, the Company adopted new guidance regarding comprehensive income, which was retrospectively applied, that provides companies with the option to present the total of comprehensive income, components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements in annual financial statements. The standard eliminates the option to present components of OCI as part of the statement of changes in stockholders’ equity. The Company adopted the two-statement approach for annual financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

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
Effective January 1, 2012, the Company adopted new guidance regarding fair value measurements that establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. Some of the amendments clarify the Financial Accounting Standards Board’s (“FASB”) intent on the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption did not have a material impact on the Company’s financial statements other than the expanded disclosures in Note 9.
Future Adoption of New Accounting Pronouncements
In March 2013, the FASB issued new guidance regarding foreign currency (Accounting Standards Update (“ASU”) 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity), effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The amendments require an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to apply the guidance in Subtopic 830-30, Foreign Currency Matters — Translation of Financial Statements, to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in section 830-30-40, Derecognition, still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. The Company does not expect the adoption of this new guidance to have a material impact on its financial statements.
In February 2013, the FASB issued new guidance regarding liabilities (ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date), effective retrospectively for fiscal years beginning after December 15, 2013 and interim periods within those years. The amendments require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the amendments require an entity to disclose the nature and amount of the obligation, as well as other information about the obligation. The Company does not expect the adoption of this new guidance to have a material impact on its financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

2.  Segment Information
The Company is organized into two segments: Retail and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other.
Retail
The Retail segment offers a broad range of protection products and a variety of annuities primarily to individuals, and is organized into two businesses: Annuities and Life & Other. Annuities includes a variety of variable, fixed and indexed annuities which provide for both asset accumulation and asset distribution needs. Life & Other insurance products and services include variable life, universal life, term life and whole life products, as well as individual disability income products. Additionally, through broker-dealer affiliates, the Company offers a full range of mutual funds and other securities products.
Corporate Benefit Funding
The Corporate Benefit Funding segment offers a broad range of annuity and investment products, including guaranteed interest products and other stable value products, income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This segment also includes structured settlements and certain products to fund company-, bank- or trust-owned life insurance used to finance non-qualified benefit programs for executives.
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments, various start-up businesses, including direct and digital marketing products, run-off businesses, the Company’s ancillary international operations, interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts.
Financial Measures and Segment Accounting Policies
Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is the Company’s measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for income (loss) from continuing operations, net of income tax. The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business.
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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

2. Segment Information (continued)

•	Amortization of DAC and VOBA excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes costs related to: (i) implementation of new insurance regulatory requirements, and (ii) acquisition and integration costs.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2013, 2012 and 2011 and at December 31, 2013 and 2012. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s and the Company’s business.
MetLife’s economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon and applying an industry standard method for the inclusion of diversification benefits among risk types.
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, operating earnings or income (loss) from continuing operations, net of income tax.
Net investment income is based upon the actual results of each segment’s specifically identifiable investment portfolios adjusted for allocated equity. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee compensation costs incurred by each segment; and (iii) cost estimates included in the Company’s product pricing.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

2. Segment Information (continued)

	Operating Earnings
Year Ended December 31, 2013	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$387	$184	$35	$606	$—	$606
Universal life and investment-type product policy fees	2,155	35	—	2,190	146	2,336
Net investment income	1,614	1,162	112	2,888	(36)	2,852
Other revenues	587	5	—	592	—	592
Net investment gains (losses)	—	—	—	—	82	82
Net derivative gains (losses)	—	—	—	—	(1,052)	(1,052)
Total revenues	4,743	1,386	147	6,276	(860)	5,416
Expenses
Policyholder benefits and claims	737	749	14	1,500	207	1,707
Interest credited to policyholder account balances	906	136	—	1,042	(5)	1,037
Goodwill impairment	—	—	—	—	66	66
Capitalization of DAC	(475)	(2)	(27)	(504)	—	(504)
Amortization of DAC and VOBA	552	5	1	558	(508)	50
Interest expense on debt	—	—	68	68	122	190
Other expenses	1,816	36	71	1,923	—	1,923
Total expenses	3,536	924	127	4,587	(118)	4,469
Provision for income tax expense (benefit)	395	162	(86)	471	(244)	227
Operating earnings	$812	$300	$106	1,218
Adjustments to:
Total revenues				(860)
Total expenses				118
Provision for income tax (expense) benefit				244
Income (loss) from continuing operations, net of income tax				$720		$720

At December 31, 2013	Retail	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total assets	$146,515	$30,822	$10,702	$188,039
Separate account assets	$95,692	$2,088	$—	$97,780
Separate account liabilities	$95,692	$2,088	$—	$97,780

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

2. Segment Information (continued)

	Operating Earnings
Year Ended December 31, 2012	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$498	$629	$134	$1,261	$—	$1,261
Universal life and investment-type product policy fees	2,081	29	14	2,124	137	2,261
Net investment income	1,525	1,167	185	2,877	75	2,952
Other revenues	505	6	—	511	—	511
Net investment gains (losses)	—	—	—	—	152	152
Net derivative gains (losses)	—	—	—	—	1,003	1,003
Total revenues	4,609	1,831	333	6,773	1,367	8,140
Expenses
Policyholder benefits and claims	738	1,161	128	2,027	362	2,389
Interest credited to policyholder account balances	943	162	—	1,105	42	1,147
Goodwill impairment	—	—	—	—	394	394
Capitalization of DAC	(848)	(5)	(33)	(886)	—	(886)
Amortization of DAC and VOBA	666	10	2	678	357	1,035
Interest expense on debt	—	—	68	68	163	231
Other expenses	2,229	39	66	2,334	6	2,340
Total expenses	3,728	1,367	231	5,326	1,324	6,650
Provision for income tax expense (benefit)	332	162	(30)	464	(92)	372
Operating earnings	$549	$302	$132	983
Adjustments to:
Total revenues				1,367
Total expenses				(1,324)
Provision for income tax (expense) benefit				92
Income (loss) from continuing operations, net of income tax				$1,118		$1,118

At December 31, 2012	Retail	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total assets	$136,074	$33,140	$15,323	$184,537
Separate account assets	$84,106	$2,008	$—	$86,114
Separate account liabilities	$84,106	$2,008	$—	$86,114

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

2. Segment Information (continued)

	Operating Earnings
Year Ended December 31, 2011	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$710	$1,071	$47	$1,828	$—	$1,828
Universal life and investment-type product policy fees	1,764	34	36	1,834	122	1,956
Net investment income	1,423	1,175	181	2,779	295	3,074
Other revenues	502	5	1	508	—	508
Net investment gains (losses)	—	—	—	—	35	35
Net derivative gains (losses)	—	—	—	—	1,096	1,096
Total revenues	4,399	2,285	265	6,949	1,548	8,497
Expenses
Policyholder benefits and claims	896	1,598	46	2,540	120	2,660
Interest credited to policyholder account balances	988	180	—	1,168	21	1,189
Goodwill impairment	—	—	—	—	—	—
Capitalization of DAC	(1,301)	(7)	(57)	(1,365)	—	(1,365)
Amortization of DAC and VOBA	791	4	6	801	358	1,159
Interest expense on debt	—	—	67	67	322	389
Other expenses	2,568	42	163	2,773	25	2,798
Total expenses	3,942	1,817	225	5,984	846	6,830
Provision for income tax expense (benefit)	161	164	(70)	255	238	493
Operating earnings	$296	$304	$110	710
Adjustments to:
Total revenues				1,548
Total expenses				(846)
Provision for income tax (expense) benefit				(238)
Income (loss) from continuing operations, net of income tax				$1,174		$1,174
The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Life insurance (1)	$3,528	$4,026	$4,285
Accident and health insurance	6	7	7
Total	$3,534	$4,033	$4,292
______________

(1)	Includes annuities and corporate benefit funding products.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

2. Segment Information (continued)

Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2013, 2012 and 2011.
The following table presents total premiums, universal life and investment-type product policy fees and other revenues associated with the Company’s U.S. and foreign operations:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
U.S.	$3,442	$3,329	$3,222
Foreign:
United Kingdom	92	556	986
Other (1)	—	148	84
Total	$3,534	$4,033	$4,292
______________

(1)	See Note 3 for information on the disposition of a subsidiary.
3.  Dispositions
Disposition
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
There was no income (loss) from discontinued operations, net of income tax, for both of the years ended December 31, 2013 and 2011.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements

4.  Insurance
Insurance Liabilities
Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, are comprised of future policy benefits, PABs and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2013	2012
	(In millions)
Retail	$35,844	$37,642
Corporate Benefit Funding	22,222	23,766
Corporate & Other	6,542	6,289
Total	$64,608	$67,697
See Note 6 for discussion of affiliated reinsurance liabilities included in the table above.
Future policy benefits are measured as follows:

Product Type:	Measurement Assumptions:
Participating life
Aggregate of net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate of 4%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts).

Nonparticipating life
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
Participating business represented 3% and 2% of the Company’s life insurance in-force at December 31, 2013 and 2012, respectively. Participating policies represented 32%, 24% and 10% of gross life insurance premiums for the years ended December 31, 2013, 2012 and 2011, respectively.
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

4. Insurance (continued)

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

	•	Certain contracts also provide for a guaranteed lump sum return of purchase premium in lieu of the annuitization benefit.	•	Assumptions are consistent with those used for estimating GMDB liabilities.
			•	Calculation incorporates an assumption for the percentage of the potential annuitizations that may be elected by the contractholder.
GMWBs	•	A return of purchase payment via partial withdrawals, even if the account value is reduced to zero, provided that cumulative withdrawals in a contract year do not exceed a certain limit.	•	Expected value of the life contingent payments and expected assessments using assumptions consistent with those used for estimating the GMDB liabilities.
	•	Certain contracts include guaranteed withdrawals that are life contingent.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

4. Insurance (continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	GMDBs	GMIBs	Secondary Guarantees	Total
	(In millions)
Direct
Balance at January 1, 2011	$79	$281	$896	$1,256
Incurred guaranteed benefits	84	128	140	352
Paid guaranteed benefits	(25)	—	—	(25)
Balance at December 31, 2011	138	409	1,036	1,583
Incurred guaranteed benefits	108	402	332	842
Paid guaranteed benefits	(29)	—	—	(29)
Balance at December 31, 2012	217	811	1,368	2,396
Incurred guaranteed benefits	155	127	415	697
Paid guaranteed benefits	(17)	—	—	(17)
Balance at December 31, 2013	$355	$938	$1,783	$3,076
Ceded
Balance at January 1, 2011	$76	$97	$657	$830
Incurred guaranteed benefits	59	42	110	211
Paid guaranteed benefits	(21)	—	—	(21)
Balance at December 31, 2011	114	139	767	1,020
Incurred guaranteed benefits	56	129	267	452
Paid guaranteed benefits	(25)	—	—	(25)
Balance at December 31, 2012	145	268	1,034	1,447
Incurred guaranteed benefits	85	31	334	450
Paid guaranteed benefits	(15)	—	—	(15)
Balance at December 31, 2013	$215	$299	$1,368	$1,882
Net
Balance at January 1, 2011	$3	$184	$239	$426
Incurred guaranteed benefits	25	86	30	141
Paid guaranteed benefits	(4)	—	—	(4)
Balance at December 31, 2011	24	270	269	563
Incurred guaranteed benefits	52	273	65	390
Paid guaranteed benefits	(4)	—	—	(4)
Balance at December 31, 2012	72	543	334	949
Incurred guaranteed benefits	70	96	81	247
Paid guaranteed benefits	(2)	—	—	(2)
Balance at December 31, 2013	$140	$639	$415	$1,194

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

4. Insurance (continued)

Account balances of contracts with insurance guarantees were invested in separate account asset classes as follows at:

	December 31,
	2013	2012
	(In millions)
Fund Groupings:
Equity	$46,559	$39,113
Balanced	41,894	37,528
Bond	4,270	4,678
Money Market	789	879
Total	$93,512	$82,198
Based on the type of guarantee, the Company defines net amount at risk (“NAR”) as listed below.
Variable Annuity Guarantees
In the Event of Death
Defined as the death benefit less the total contract account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.
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
Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	December 31,
	2013		2012
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value	$100,420	$57,041	$89,671	$51,411
Separate account value	$95,637	$55,805	$84,106	$49,778
Net amount at risk	$2,230	$562	$3,117	$2,316
Average attained age of contractholders	64 years	64 years	63 years	63 years

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

4. Insurance (continued)

	December 31,
	2013	2012
	Secondary Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$6,360	$5,812
Net amount at risk	$91,264	$86,468
Average attained age of policyholders	58 years	58 years
______________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
Obligations Under Funding Agreements
The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2013, 2012 and 2011, the Company issued $10.9 billion, $10.3 billion and $12.5 billion, respectively, and repaid $11.7 billion, $9.6 billion and $13.4 billion, respectively, of such funding agreements. At December 31, 2013 and 2012, liabilities for funding agreements outstanding, which are included in PABs, were $5.3 billion and $6.1 billion, respectively.
MetLife Insurance Company of Connecticut and MLI-USA, are members of regional banks in the Federal Home Loan Bank (“FHLB”) system (“FHLBanks”). Holdings of common stock of FHLBanks, included in equity securities, were as follows at:

	December 31,
	2013	2012
	(In millions)
FHLB of Boston	$64	$67
FHLB of Pittsburgh	$20	$11
The Company has also entered into funding agreements with FHLBanks and the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The liability for such funding agreements is included in PABs. Information related to such funding agreements was as follows at:

	Liability		Collateral
	December 31,
	2013	2012	2013		2012
	(In millions)
FHLB of Boston (1)	$450	$450	$808	(2)	$537	(2)
Farmer Mac (3)	$200	$200	$230		$230
FHLB of Pittsburgh (1)	$200	$—	$602	(2)	$595	(2)
______________

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

4. Insurance (continued)

(1)
Represents funding agreements issued to the applicable FHLBank in exchange for cash and for which such FHLBank has been granted a lien on certain assets, some of which are in the custody of such FHLBank, including residential mortgage-backed securities (“RMBS”), to collateralize obligations under advances evidenced by funding agreements. The Company is permitted to withdraw any portion of the collateral in the custody of such FHLBank as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by the Company, such FHLBank’s recovery on the collateral is limited to the amount of the Company’s liability to such FHLBank.

(2)	Advances are collateralized by mortgage-backed securities. The amount of collateral presented is at estimated fair value.

(3)
Represents funding agreements issued to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under these funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The amount of collateral presented is at carrying value.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

4. Insurance (continued)

Liabilities for Unpaid Claims and Claim Expenses
Information regarding the liabilities for unpaid claims and claim expenses relating to group accident and non-medical health policies and contracts, which are reported in future policy benefits and other policy-related balances, was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Balance at January 1,	$1,216	$1,079	$978
Less: Reinsurance recoverables	1,124	980	878
Net balance at January 1,	92	99	100
Incurred related to:
Current year	5	5	5
Prior years (1)	4	(2)	4
Total incurred	9	3	9
Paid related to:
Current year	—	—	—
Prior years	(11)	(10)	(10)
Total paid	(11)	(10)	(10)
Net balance at December 31,	90	92	99
Add: Reinsurance recoverables	1,235	1,124	980
Balance at December 31,	$1,325	$1,216	$1,079
______________

(1)
During 2013, 2012 and 2011, claims and claim adjustment expenses associated with prior years changed due to differences between the actual benefits paid and expected benefits owed during those periods.

Separate Accounts
Separate account assets and liabilities primarily include pass-through separate accounts totaling $97.6 billion and $85.9 billion at December 31, 2013 and 2012, respectively, for which the policyholder assumes all investment risk.
For the years ended December 31, 2013, 2012 and 2011, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

5.  Deferred Policy Acquisition Costs, Value of Business Acquired and Other Policy-Related Intangibles
See Note 1 for a description of capitalized acquisition costs.
Nonparticipating and Non-Dividend-Paying Traditional Contracts
The Company amortizes DAC and VOBA related to these contracts (primarily term insurance) over the appropriate premium paying period in proportion to the historic actual and expected future gross premiums that were set at contract issue. The expected premiums are based upon the premium requirement of each policy and assumptions for mortality, persistency and investment returns at policy issuance, or policy acquisition (as it relates to VOBA), include provisions for adverse deviation, and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.
Participating, Dividend-Paying Traditional Contracts
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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Policy-Related Intangibles (continued)

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
Amortization of DAC and VOBA is attributed to net investment gains (losses) and net derivative gains (losses), and to other expenses for the amount of gross margins or profits originating from transactions other than investment gains and losses. Unrealized investment gains and losses represent the amount of DAC and VOBA that would have been amortized if such gains and losses had been recognized.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Policy-Related Intangibles (continued)

Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
DAC
Balance at January 1,	$3,079	$3,215	$2,718
Capitalizations	504	886	1,365
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	484	(331)	(339)
Other expenses	(404)	(513)	(477)
Total amortization	80	(844)	(816)
Unrealized investment gains (losses)	80	(19)	(49)
Disposition and other (1), (2)	138	(159)	(3)
Balance at December 31,	3,881	3,079	3,215
VOBA
Balance at January 1,	667	1,006	1,686
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	5	—	(29)
Other expenses	(135)	(191)	(314)
Total amortization	(130)	(191)	(343)
Unrealized investment gains (losses)	312	(148)	(337)
Balance at December 31,	849	667	1,006
Total DAC and VOBA
Balance at December 31,	$4,730	$3,746	$4,221
______________

(1)
The year ended December 31, 2013 includes $138 million that was reclassified to DAC from premiums, reinsurance and other receivables. The amounts reclassified relate to an affiliated reinsurance agreement accounted for using the deposit method of accounting and represent the DAC amortization on the expense allowances ceded on the agreement from inception. These amounts were previously included in the calculated value of the deposit receivable on this agreement and recorded within premiums, reinsurance and other receivables.

(2)	See Note 3 for information on the disposition of a subsidiary.
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2013	2012
	(In millions)
Retail	$4,698	$3,738
Corporate Benefit Funding	6	8
Corporate & Other	26	—
Total	$4,730	$3,746

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Policy-Related Intangibles (continued)

Information regarding other policy-related intangibles was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Deferred Sales Inducements
Balance at January 1,	$509	$535	$537
Capitalization	6	21	79
Amortization	(32)	(47)	(81)
Balance at December 31,	$483	$509	$535

VODA and VOCRA
Balance at January 1,	$175	$190	$203
Amortization	(16)	(15)	(13)
Balance at December 31,	$159	$175	$190
Accumulated amortization	$81	$65	$50
The estimated future amortization expense to be reported in other expenses for the next five years is as follows:

	VOBA	VODA and VOCRA
	(In millions)
2014	$176	$17
2015	$141	$17
2016	$114	$15
2017	$94	$14
2018	$78	$13

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
Retail
The Company’s Retail Annuities business reinsures 100% of the living and death benefit guarantees issued in connection with most of its variable annuities issued since 2006 to an affiliated reinsurer and certain portions of the living and death benefit guarantees issued in connection with its variable annuities issued prior to 2006 to affiliated and unaffiliated reinsurers. Under these reinsurance agreements, the Company pays a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. The Company also reinsures 90% of its fixed annuities to an affiliated reinsurer. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

6. Reinsurance (continued)

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
Corporate Benefit Funding
The Company’s Corporate Benefit Funding segment has periodically engaged in reinsurance activities, on an opportunistic basis. The impact of these activities on the financial results of this segment has not been significant and there were no additional transactions during the periods presented.
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
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2013 and 2012, were not significant.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $2.0 billion and $2.2 billion of unsecured unaffiliated reinsurance recoverable balances at December 31, 2013 and 2012, respectively.
At December 31, 2013, the Company had $7.5 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $6.7 billion, or 89%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.2 billion of net unaffiliated ceded reinsurance recoverables which were unsecured. At December 31, 2012, the Company had $7.2 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $6.5 billion, or 90%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.4 billion of net unaffiliated ceded reinsurance recoverables which were unsecured.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

6. Reinsurance (continued)

The amounts in the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Premiums
Direct premiums	$1,561	$2,063	$2,429
Reinsurance assumed	10	11	7
Reinsurance ceded	(965)	(813)	(608)
Net premiums	$606	$1,261	$1,828
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$3,248	$2,972	$2,572
Reinsurance assumed	84	87	92
Reinsurance ceded	(996)	(798)	(708)
Net universal life and investment-type product policy fees	$2,336	$2,261	$1,956
Other revenues
Direct other revenues	$259	$231	$209
Reinsurance assumed	—	—	—
Reinsurance ceded	333	280	299
Net other revenues	$592	$511	$508
Policyholder benefits and claims
Direct policyholder benefits and claims	$3,732	$4,139	$4,277
Reinsurance assumed	15	23	20
Reinsurance ceded	(2,040)	(1,773)	(1,637)
Net policyholder benefits and claims	$1,707	$2,389	$2,660
Interest credited to policyholder account balances
Direct interest credited to policyholder account balances	$1,089	$1,185	$1,206
Reinsurance assumed	73	71	68
Reinsurance ceded	(125)	(109)	(85)
Net interest credited to policyholder account balances	$1,037	$1,147	$1,189
Other expenses
Direct other expenses	$1,568	$2,562	$2,781
Reinsurance assumed	28	33	48
Reinsurance ceded	63	125	152
Net other expenses	$1,659	$2,720	$2,981

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

6. Reinsurance (continued)

The amounts in the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2013				2012
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$221	$28	$20,360	$20,609	$396	$35	$21,496	$21,927
Deferred policy acquisition costs and value of business acquired	5,191	123	(584)	4,730	4,264	121	(639)	3,746
Total assets	$5,412	$151	$19,776	$25,339	$4,660	$156	$20,857	$25,673
Liabilities
Other policy-related balances	$712	$1,641	$811	$3,164	$691	$1,592	$855	$3,138
Other liabilities	1,257	10	5,509	6,776	1,396	11	5,140	6,547
Total liabilities	$1,969	$1,651	$6,320	$9,940	$2,087	$1,603	$5,995	$9,685
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $4.6 billion and $4.7 billion at December 31, 2013 and 2012, respectively. There were no deposit liabilities on reinsurance at both December 31, 2013 and 2012.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain MetLife subsidiaries, including MLIC, MetLife Reinsurance Company of South Carolina, Exeter, General American Life Insurance Company, MLIIC, MetLife Reinsurance Company of Vermont and MetLife Reinsurance Company of Delaware (“MRD”), all of which are related parties.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

6. Reinsurance (continued)

Information regarding the significant effects of affiliated reinsurance included in the consolidated statements of operations was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Premiums
Reinsurance assumed	$10	$11	$7
Reinsurance ceded	(638)	(478)	(286)
Net premiums	$(628)	$(467)	$(279)
Universal life and investment-type product policy fees
Reinsurance assumed	$84	$87	$92
Reinsurance ceded	(585)	(444)	(400)
Net universal life and investment-type product policy fees	$(501)	$(357)	$(308)
Other revenues
Reinsurance assumed	$—	$—	$—
Reinsurance ceded	332	280	299
Net other revenues	$332	$280	$299
Policyholder benefits and claims
Reinsurance assumed	$13	$21	$18
Reinsurance ceded	(800)	(780)	(484)
Net policyholder benefits and claims	$(787)	$(759)	$(466)
Interest credited to policyholder account balances
Reinsurance assumed	$73	$71	$68
Reinsurance ceded	(125)	(109)	(84)
Net interest credited to policyholder account balances	$(52)	$(38)	$(16)
Other expenses
Reinsurance assumed	$28	$33	$48
Reinsurance ceded	92	157	204
Net other expenses	$120	$190	$252
Information regarding the significant effects of affiliated reinsurance included in the consolidated balance sheets was as follows at:

	December 31,
	2013		2012
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$28	$12,710	$35	$14,171
Deferred policy acquisition costs and value of business acquired	122	(579)	121	(642)
Total assets	$150	$12,131	$156	$13,529
Liabilities
Other policy-related balances	$1,640	$811	$1,592	$855
Other liabilities	9	5,260	10	4,894
Total liabilities	$1,649	$6,071	$1,602	$5,749

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

6. Reinsurance (continued)

Effective October 1, 2012, MLI-USA entered into a reinsurance agreement to cede two blocks of business to MRD, on a 90% coinsurance with funds withheld basis. The agreement covers certain term and certain universal life policies issued in 2012 by MLI-USA and was amended in 2013 to include certain term and universal life policies issued by MLI-USA through December 31, 2013. The agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $917 million and $407 million at December 31, 2013 and 2012, respectively. MLI-USA also recorded a funds withheld liability and other reinsurance payables, included in other liabilities, which were $798 million and $438 million at December 31, 2013 and 2012, respectively. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and was ($14) million and $6 million at December 31, 2013 and 2012, respectively. The Company’s consolidated statements of operations reflected a loss for this agreement of $50 million and $37 million for the years ended December 31, 2013 and 2012, respectively, which included net derivative gains (losses) of $20 million and ($6) million for the years ended December 31, 2013 and 2012, respectively, related to the embedded derivative.
The Company ceded risks to affiliates related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were assets of $912 million and $3.6 billion at December 31, 2013 and 2012, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($3.0) billion, $524 million, and $1.6 billion for the years ended December 31, 2013, 2012 and 2011, respectively.
MLI-USA ceded two blocks of business to an affiliate on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and increased the funds withheld balance by $48 million and $546 million at December 31, 2013 and 2012, respectively. Net derivative gains (losses) associated with the embedded derivatives were $498 million, ($107) million and ($434) million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $5.9 billion and $6.1 billion of unsecured affiliated reinsurance recoverable balances at December 31, 2013 and 2012, respectively.
Affiliated reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on affiliated reinsurance were $4.4 billion and $4.6 billion at December 31, 2013 and 2012, respectively. There were no deposit liabilities on affiliated reinsurance at both December 31, 2013 and 2012.
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
The recognition of income on certain investments (e.g. structured securities, including mortgage-backed securities, asset-backed securities (“ABS”) and certain structured investment transactions) is dependent upon certain factors such as prepayments and defaults, and changes in such factors could result in changes in amounts to be earned.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Investments (continued)

Fixed Maturity and Equity Securities AFS
Fixed Maturity and Equity Securities AFS by Sector
The following table presents the fixed maturity and equity securities AFS by sector. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities and non-redeemable preferred stock is reported within equity securities. Included within fixed maturity securities are structured securities including RMBS, ABS and commercial mortgage-backed securities (“CMBS”).

	December 31, 2013					December 31, 2012
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
					(In millions)
Fixed maturity securities
U.S. corporate	$15,779	$1,130	$207	$—	$16,702	$16,914	$2,063	$82	$—	$18,895
Foreign corporate	8,111	485	79	—	8,517	8,618	853	26	—	9,445
U.S. Treasury and agency	8,188	334	228	—	8,294	7,678	1,186	—	—	8,864
RMBS	4,587	201	59	41	4,688	5,492	360	50	64	5,738
State and political subdivision	2,147	139	62	—	2,224	2,002	354	27	—	2,329
ABS	2,081	32	12	—	2,101	2,204	67	18	—	2,253
CMBS	1,546	62	4	—	1,604	2,221	141	6	—	2,356
Foreign government	1,038	103	19	—	1,122	876	214	2	—	1,088
Total fixed maturity securities	$43,477	$2,486	$670	$41	$45,252	$46,005	$5,238	$211	$64	$50,968
Equity securities
Non-redeemable preferred stock	$236	$9	$28	$—	$217	$151	$11	$22	$—	$140
Common stock	161	40	—	—	201	160	18	1	—	177
Total equity securities	$397	$49	$28	$—	$418	$311	$29	$23	$—	$317
The Company held non-income producing fixed maturity securities with an estimated fair value of $30 million and $22 million with unrealized gains (losses) of $6 million and $3 million at December 31, 2013 and 2012, respectively.
Methodology for Amortization of Premium and Accretion of Discount on Structured Securities
Amortization of premium and accretion of discount on structured securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single class and multi-class mortgage-backed and ABS are estimated using inputs obtained from third-party specialists and based on management’s knowledge of the current market. For credit-sensitive mortgage-backed and ABS and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis. For all other mortgage-backed and ABS, the effective yield is recalculated on a retrospective basis.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Investments (continued)

Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at:

	December 31,
	2013		2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$2,934	$2,966	$4,831	$4,875
Due after one year through five years	8,895	9,301	8,646	9,192
Due after five years through ten years	7,433	7,970	7,967	8,960
Due after ten years	16,001	16,622	14,644	17,594
Subtotal	35,263	36,859	36,088	40,621
Structured securities (RMBS, ABS and CMBS)	8,214	8,393	9,917	10,347
Total fixed maturity securities	$43,477	$45,252	$46,005	$50,968
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

	December 31, 2013				December 31, 2012
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$2,526	$141	$470	$66	$784	$16	$621	$66
Foreign corporate	1,520	70	135	9	494	8	203	18
U.S. Treasury and agency	3,825	228	—	—	200	—	—	—
RMBS	996	35	457	65	62	6	781	108
State and political subdivision	630	44	64	18	44	2	55	25
ABS	680	5	104	7	208	1	266	17
CMBS	143	4	7	—	59	1	101	5
Foreign government	264	19	1	—	116	2	—	—
Total fixed maturity securities	$10,584	$546	$1,238	$165	$1,967	$36	$2,027	$239
Equity securities
Non-redeemable preferred stock	$105	$21	$33	$7	$—	$—	$50	$22
Common stock	3	—	7	—	10	1	7	—
Total equity securities	$108	$21	$40	$7	$10	$1	$57	$22
Total number of securities in an unrealized loss position	1,081		297		327		420

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Investments (continued)

Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
Evaluation and Measurement Methodologies
Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below cost or amortized cost; (ii) the potential for impairments when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments where the issuer, series of issuers or industry has suffered a catastrophic loss or has exhausted natural resources; (vi) with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers; (vii) with respect to structured securities, changes in forecasted cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.
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

•
When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the estimated fair value is considered the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, management considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process as described above, as well as any private and public sector programs to restructure such securities.

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Investments (continued)

Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired at December 31, 2013. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities increased $436 million during the year ended December 31, 2013 from $275 million to $711 million. The increase in gross unrealized losses for the year ended December 31, 2013, was primarily attributable to an increase in interest rates, partially offset by narrowing credit spreads.
At December 31, 2013, $61 million of the total $711 million of gross unrealized losses were from 18 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $61 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $41 million, or 67%, are related to gross unrealized losses on 13 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads, and with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $61 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $20 million, or 33%, are related to gross unrealized losses on five below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over unemployment levels and valuations of residential real estate supporting non-agency RMBS. Management evaluates non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security.
Equity Securities
Gross unrealized losses on equity securities increased $5 million during the year ended December 31, 2013 from $23 million to $28 million. Of the $28 million, $5 million were from two equity securities with gross unrealized losses of 20% or more of cost for 12 months or greater, all of which were financial services industry investment grade non-redeemable preferred stock, of which 40% were rated A or better.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2013		2012
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans:
Commercial	$4,869	63.1%	$5,266	57.5%
Agricultural	1,285	16.6	1,260	13.8
Subtotal (1)	6,154	79.7	6,526	71.3
Valuation allowances	(34)	(0.4)	(35)	(0.4)
Subtotal mortgage loans, net	6,120	79.3	6,491	70.9
Commercial mortgage loans held by CSEs — FVO	1,598	20.7	2,666	29.1
Total mortgage loans, net	$7,718	100.0%	$9,157	100.0%
______________

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Investments (continued)

(1)	Purchases of mortgage loans were $10 million and $27 million for the years ended December 31, 2013 and 2012, respectively.
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

	December 31,
	2013			2012
	Commercial	Agricultural	Total	Commercial	Agricultural	Total
	(In millions)
Mortgage loans:
Evaluated individually for credit losses	$72	$4	$76	$76	$—	$76
Evaluated collectively for credit losses	4,797	1,281	6,078	5,190	1,260	6,450
Total mortgage loans	4,869	1,285	6,154	5,266	1,260	6,526
Valuation allowances:
Specific credit losses	7	—	7	11	—	11
Non-specifically identified credit losses	23	4	27	21	3	24
Total valuation allowances	30	4	34	32	3	35
Mortgage loans, net of valuation allowance	$4,839	$1,281	$6,120	$5,234	$1,257	$6,491

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Investments (continued)

Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Commercial	Agricultural	Total
	(In millions)
Balance at January 1, 2011	$84	$3	$87
Provision (release)	(26)	—	(26)
Charge-offs, net of recoveries	—	—	—
Balance at December 31, 2011	58	3	61
Provision (release)	(26)	—	(26)
Charge-offs, net of recoveries	—	—	—
Balance at December 31, 2012	32	3	35
Provision (release)	(2)	1	(1)
Charge-offs, net of recoveries	—	—	—
Balance at December 31, 2013	$30	$4	$34
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
Commercial and Agricultural Mortgage Loan Portfolio Segments
The Company typically uses several years of historical experience in establishing non-specific valuation allowances which captures multiple economic cycles. For evaluations of commercial mortgage loans, in addition to historical experience, management considers factors that include the impact of a rapid change to the economy, which may not be reflected in the loan portfolio, and recent loss and recovery trend experience as compared to historical loss and recovery experience. For evaluations of agricultural mortgage loans, in addition to historical experience, management considers factors that include increased stress in certain sectors, which may be evidenced by higher delinquency rates, or a change in the number of higher risk loans. On a quarterly basis, management incorporates the impact of these current market events and conditions on historical experience in determining the non-specific valuation allowance established for commercial and agricultural mortgage loans.
All commercial mortgage loans are reviewed on an ongoing basis which may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios, and tenant creditworthiness. All agricultural mortgage loans are monitored on an ongoing basis. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar to the commercial mortgage loan monitoring process, with a focus on higher risk loans, including reviews on a geographic and property-type basis. Higher risk loans are reviewed individually on an ongoing basis for potential credit loss and specific valuation allowances are established using the methodology described above. Quarterly, the remaining loans are reviewed on a pool basis by aggregating groups of loans that have similar risk characteristics for potential credit loss, and non-specific valuation allowances are established as described above using inputs that are unique to each segment of the loan portfolio.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Investments (continued)

For commercial mortgage loans, the primary credit quality indicator is the debt service coverage ratio, which compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. The Company also reviews the loan-to-value ratio of its commercial mortgage loan portfolio. Loan-to-value ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis, with a portion of the loan portfolio updated each quarter.
For agricultural mortgage loans, the Company’s primary credit quality indicator is the loan-to-value ratio. The values utilized in calculating this ratio are developed in connection with the ongoing review of the agricultural mortgage loan portfolio and are routinely updated.
Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans, were as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(In millions)					(In millions)
December 31, 2013:
Loan-to-value ratios:
Less than 65%	$3,754	$125	$107	$3,986	81.9%	$4,224	82.8%
65% to 75%	700	—	27	727	14.9	736	14.4
76% to 80%	80	13	—	93	1.9	93	1.8
Greater than 80%	37	26	—	63	1.3	53	1.0
Total	$4,571	$164	$134	$4,869	100.0%	$5,106	100.0%
December 31, 2012:
Loan-to-value ratios:
Less than 65%	$3,888	$106	$89	$4,083	77.5%	$4,459	78.5%
65% to 75%	626	32	27	685	13.0	711	12.5
76% to 80%	343	8	57	408	7.8	428	7.6
Greater than 80%	39	28	23	90	1.7	81	1.4
Total	$4,896	$174	$196	$5,266	100.0%	$5,679	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans, were as follows at:

	December 31,
	2013		2012
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$1,215	94.6%	$1,184	94.0%
65% to 75%	70	5.4	76	6.0
Total	$1,285	100.0%	$1,260	100.0%
The estimated fair value of agricultural mortgage loans was $1.3 billion at both December 31, 2013 and 2012.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing, mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2013 and 2012. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no agricultural mortgage loans past due and one commercial mortgage loan in non-accrual status with a recorded investment of $22 million at December 31, 2013. The Company had no mortgage loans past due and no loans in nonaccrual status at December 31, 2012.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Investments (continued)

Impaired Mortgage Loans
Impaired mortgage loans, including those modified in a troubled debt restructuring, by portfolio segment, were as follows at and for the years ended:

	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value	Average Recorded Investment	Interest Income
	(In millions)
December 31, 2013:
Commercial	$22	$22	$7	$15	$52	$50	$74	$65	$73	$3
Agricultural (1)	4	4	—	4	—	—	4	4	2	—
Total	$26	$26	$7	$19	$52	$50	$78	$69	$75	$3
December 31, 2012:
Commercial	$76	$76	$11	$65	$—	$—	$76	$65	$67	$2
Agricultural	—	—	—	—	—	—	—	—	—	—
Total	$76	$76	$11	$65	$—	$—	$76	$65	$67	$2
______________

(1)	Valuation allowance on agricultural mortgage loans was less than $1 million for the year ended December 31, 2013.
Unpaid principal balance is generally prior to any charge-offs. Interest income recognized is primarily cash basis income. The average recorded investment for commercial and agricultural mortgage loans was $29 million and $4 million, respectively, for the year ended December 31, 2011; and interest income recognized for commercial and agricultural mortgage loans was $2 million and $0, respectively, for the year ended December 31, 2011.
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
The Company had one agricultural mortgage loan modified in a troubled debt restructuring with a pre-modification and post-modification carrying value of $4 million during the year ended December 31, 2013. There were no agricultural mortgage loans modified in a troubled debt restructuring during the year ended December 31, 2012. There were no commercial mortgage loans modified in a troubled debt restructuring during the year ended December 31, 2013. The Company had one commercial mortgage loan modified during the year ended December 31, 2012 in a troubled debt restructuring which had a carrying value after specific valuation allowance of $53 million pre-modification and $48 million post-modification.
There were no mortgage loans during the previous 12 months modified in a troubled debt restructuring with a subsequent payment default at December 31, 2013 and 2012. Payment default is determined in the same manner as delinquency status as described above.
Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 8), loans to affiliates (see “— Related Party Investment Transactions), tax credit and renewable energy partnerships and leveraged leases.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Investments (continued)

Leveraged Leases
Investment in leveraged leases consisted of the following at:

	December 31,
	2013	2012
	(In millions)
Rental receivables, net	$92	$92
Estimated residual values	14	14
Subtotal	106	106
Unearned income	(35)	(37)
Investment in leveraged leases, net of non-recourse debt	$71	$69
Rental receivables are generally due in periodic installments. The payment periods range from two to 19 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming rental receivables as those that are 90 days or more past due. At December 31, 2013 and 2012, all rental receivables were performing.
The deferred income tax liability related to leveraged leases was $63 million and $53 million at December 31, 2013 and 2012, respectively.
The components of income from investment in leveraged leases, excluding net investment gains (losses), were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Income from investment in leveraged leases	$2	$5	$8
Less: Income tax expense on leveraged leases	1	2	3
Investment income after income tax from investment in leveraged leases	$1	$3	$5
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $469 million and $654 million at December 31, 2013 and 2012, respectively.
Net Unrealized Investment Gains (Losses)
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Fixed maturity securities	$1,819	$5,019	$3,690
Fixed maturity securities with noncredit OTTI losses in AOCI	(41)	(64)	(125)
Total fixed maturity securities	1,778	4,955	3,565
Equity securities	15	12	(41)
Derivatives	39	243	239
Short-term investments	1	(2)	(2)
Other	(71)	(17)	(5)
Subtotal	1,762	5,191	3,756
Amounts allocated from:
Insurance liability loss recognition	—	(739)	(325)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)	4	9
DAC and VOBA	(274)	(671)	(509)
Subtotal	(275)	(1,406)	(825)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	16	22	42
Deferred income tax benefit (expense)	(591)	(1,358)	(1,063)
Net unrealized investment gains (losses)	$912	$2,449	$1,910

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Investments (continued)

The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Years Ended December 31,
	2013	2012
	(In millions)
Balance at January 1,	$(64)	$(125)
Noncredit OTTI losses and subsequent changes recognized (1)	11	(3)
Securities sold with previous noncredit OTTI loss	21	35
Subsequent changes in estimated fair value	(9)	29
Balance at December 31,	$(41)	$(64)
______________

(1)	Noncredit OTTI losses and subsequent changes recognized, net of DAC, were $7 million and $5 million for the years ended December 31, 2013 and 2012, respectively.
The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Balance at January 1,	$2,449	$1,910	$342
Fixed maturity securities on which noncredit OTTI losses have been recognized	23	61	(39)
Unrealized investment gains (losses) during the year	(3,452)	1,374	3,138
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	739	(414)	(292)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(5)	(5)	4
DAC and VOBA	397	(162)	(390)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(6)	(20)	12
Deferred income tax benefit (expense)	767	(295)	(865)
Balance at December 31,	$912	$2,449	$1,910
Change in net unrealized investment gains (losses)	$(1,537)	$539	$1,568
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s stockholders’ equity, other than the U.S. government and its agencies, at both December 31, 2013 and 2012.
Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2013	2012
	(In millions)
Securities on loan: (1)
Amortized cost	$5,931	$6,154
Estimated fair value	$5,984	$7,339
Cash collateral on deposit from counterparties (2)	$6,140	$7,502
Security collateral on deposit from counterparties (3)	$—	$51
Reinvestment portfolio — estimated fair value	$6,145	$7,533
______________

(1)	Included within fixed maturity securities, short-term investments, cash and cash equivalents and equity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Investments (continued)

Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for cash and cash equivalents, short-term investments and fixed maturity securities and at carrying value for mortgage loans at:

	December 31,
	2013	2012
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$56	$58
Invested assets pledged as collateral (2)	1,901	1,569
Total invested assets on deposit and pledged as collateral	$1,957	$1,627
______________

(1)	See Note 1 for information about invested assets that became restricted under the MetLife Insurance Company of Connecticut plan to withdraw its New York license on January 1, 2014.

(2)	The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4) and derivative transactions (see Note 8).
See “— Securities Lending” for securities on loan.
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
The Company’s PCI fixed maturity securities were as follows at:

	December 31,
	2013	2012
	(In millions)
Outstanding principal and interest balance (1)	$648	$560
Carrying value (2)	$498	$459
______________

(1)	Represents the contractually required payments, which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest.
The following table presents information about PCI fixed maturity securities acquired during the periods indicated:

	December 31,
	2013	2012
	(In millions)
Contractually required payments (including interest)	$238	$172
Cash flows expected to be collected (1)	$183	$88
Fair value of investments acquired	$128	$55
______________

(1)	Represents undiscounted principal and interest cash flow expectations, at the date of acquisition.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Investments (continued)

The following table presents activity for the accretable yield on PCI fixed maturity securities for:

	December 31,
	2013	2012
	(In millions)
Accretable yield, January 1,	$309	$320
Investments purchased	55	33
Accretion recognized in earnings	(24)	(18)
Disposals	(8)	(4)
Reclassification (to) from nonaccretable difference	(24)	(22)
Accretable yield, December 31,	$308	$309
Collectively Significant Equity Method Investments
The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $2.6 billion at December 31, 2013. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $862 million at December 31, 2013. Except for certain real estate joint ventures, the Company’s investments in real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.
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
The aggregated summarized financial data presented below reflects the latest available financial information and is as of, and for, the years ended December 31, 2013, 2012 and 2011. Aggregate total assets of these entities totaled $217.3 billion and $178.3 billion at December 31, 2013 and 2012, respectively. Aggregate total liabilities of these entities totaled $16.3 billion and $12.4 billion at December 31, 2013 and 2012, respectively. Aggregate net income (loss) of these entities totaled $20.9 billion, $13.1 billion and $7.1 billion for the years ended December 31, 2013, 2012 and 2011, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Investments (continued)

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
Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at December 31, 2013 and 2012. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	December 31,
	2013	2012
	(In millions)
CSEs: (1)
Assets:
Mortgage loans (commercial mortgage loans)	$1,598	$2,666
Accrued investment income	9	13
Total assets	$1,607	$2,679
Liabilities:
Long-term debt	$1,461	$2,559
Other liabilities	7	13
Total liabilities	$1,468	$2,572
______________

(1)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $120 million and $92 million at estimated fair value at December 31, 2013 and 2012, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $122 million, $163 million and $322 million for the years ended December 31, 2013, 2012 and 2011, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2013		2012
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, ABS and CMBS) (2)	$8,393	$8,393	$10,347	$10,347
U.S. and foreign corporate	468	468	651	651
Other limited partnership interests	1,651	2,077	1,408	1,930
Real estate joint ventures	41	45	71	74
Other invested assets	9	44	—	—
Total	$10,562	$11,027	$12,477	$13,002
______________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. For its investments in other invested assets, the Company’s return is in the form of income tax credits. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitment. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor.
As described in Note 15, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the years ended December 31, 2013, 2012 and 2011.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Investment income:
Fixed maturity securities	$2,102	$2,143	$2,147
Equity securities	12	9	10
Mortgage loans	344	357	347
Policy loans	55	59	63
Real estate and real estate joint ventures	56	83	24
Other limited partnership interests	266	167	176
Cash, cash equivalents and short-term investments	4	5	5
International joint ventures	(5)	(2)	(5)
Other	—	(2)	4
Subtotal	2,834	2,819	2,771
Less: Investment expenses	114	101	100
Subtotal, net	2,720	2,718	2,671
FVO securities — FVO contractholder-directed unit-linked investments (1)	—	62	71
FVO CSEs — interest income — commercial mortgage loans	132	172	332
Subtotal	132	234	403
Net investment income	$2,852	$2,952	$3,074
______________

(1)
There were no changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective years included in net investment income for both the years ended December 31, 2013 and 2012. Changes in estimated fair value subsequent to purchase for securities included in net investment income were ($11) million for the year ended December 31, 2011.

See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Transportation	$(3)	$(16)	$—
Finance	(3)	(7)	(9)
Utility	—	(3)	—
Communications	—	(2)	(11)
Industrial	—	(1)	(2)
Total U.S. and foreign corporate securities	(6)	(29)	(22)
RMBS	(14)	(20)	(17)
ABS	—	—	(5)
CMBS	—	—	(3)
OTTI losses on fixed maturity securities recognized in earnings	(20)	(49)	(47)
Fixed maturity securities — net gains (losses) on sales and disposals	58	145	81
Total gains (losses) on fixed maturity securities	38	96	34
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	(3)	—	(6)
Common stock	(2)	(9)	(2)
OTTI losses on equity securities recognized in earnings	(5)	(9)	(8)
Equity securities — net gains (losses) on sales and disposals	10	5	(13)
Total gains (losses) on equity securities	5	(4)	(21)
Mortgage loans	5	27	26
Real estate and real estate joint ventures	2	(3)	(1)
Other limited partnership interests	(6)	(2)	(5)
Other investment portfolio gains (losses)	8	4	(9)
Subtotal — investment portfolio gains (losses)	52	118	24
FVO CSEs:
Commercial mortgage loans	(56)	7	(84)
Long-term debt — related to commercial mortgage loans	88	27	93
Non-investment portfolio gains (losses)	(2)	—	2
Subtotal FVO CSEs and non-investment portfolio gains (losses)	30	34	11
Total net investment gains (losses)	$82	$152	$35
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) was less than $1 million, $2 million and ($7) million for the years ended December 31, 2013, 2012 and 2011, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Investments (continued)

Sales or Disposals and Impairments of Fixed Maturity and Equity Securities
Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as shown in the table below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Years Ended December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	Fixed Maturity Securities			Equity Securities			Total
	(In millions)
Proceeds	$11,051	$6,690	$11,634	$75	$39	$190	$11,126	$6,729	$11,824
Gross investment gains	$189	$186	$182	$19	$9	$9	$208	$195	$191
Gross investment losses	(131)	(41)	(101)	(9)	(4)	(22)	(140)	(45)	(123)
Total OTTI losses:
Credit-related	(17)	(42)	(38)	—	—	—	(17)	(42)	(38)
Other (1)	(3)	(7)	(9)	(5)	(9)	(8)	(8)	(16)	(17)
Total OTTI losses	(20)	(49)	(47)	(5)	(9)	(8)	(25)	(58)	(55)
Net investment gains (losses)	$38	$96	$34	$5	$(4)	$(21)	$43	$92	$13
______________

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

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in OCI:

	Years Ended December 31,
	2013	2012
	(In millions)
Balance at January 1,	$59	$55
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	1	6
Additional impairments — credit loss OTTI recognized on securities previously impaired	12	15
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(15)	(17)
Balance at December 31,	$57	$59

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Investments (continued)

Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$874	$—	$—
Amortized cost of invested assets transferred to affiliates	$827	$—	$—
Net investment gains (losses) recognized on transfers	$47	$—	$—
Estimated fair value of invested assets transferred from affiliates	$834	$—	$33
Included within the transfers to affiliates in 2013 and transfers from affiliates in 2013 was $739 million and $751 million, respectively, related to the establishment of a custodial account to secure certain policyholder liabilities. See Note 1.
The Company has affiliated loans outstanding to wholly-owned real estate subsidiaries of an affiliate, MLIC, which are included in mortgage loans, with a carrying value of $364 million and $306 million at December 31, 2013 and 2012, respectively. Two loans issued in 2013 totaling $60 million bear interest at one-month LIBOR + 4.50% with quarterly interest only payments of less than $1 million through January 2017, when the principal balance is due. A loan with a carrying value of $110 million, at both December 31, 2013 and 2012, bears interest at one-month LIBOR + 1.95% with quarterly interest only payments of $1 million through January 2015, when the principal balance is due. A loan with a carrying value of $134 million and $136 million at December 31, 2013 and 2012, respectively, bears interest at 7.26% due in quarterly principal and interest payments of $3 million through January 2020, when the principal balance is due. A loan with a carrying value of $60 million, at both December 31, 2013 and 2012, bears interest at 7.01% with quarterly interest only payments of $1 million through January 2020, when the principal balance is due. These affiliated loans are secured by interests in the real estate subsidiaries, which own operating real estate with a fair value in excess of the loans. Net investment income from these affiliated loans was $16 million, $17 million and $14 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company has affiliated loans outstanding, which are included in other invested assets, totaling $430 million at both December 31, 2013 and 2012. At December 31, 2011, the loans were outstanding with Exeter, an affiliate. During 2012, MetLife assumed this affiliated debt from Exeter. The loans of $305 million, issued by MetLife Insurance Company of Connecticut and $125 million, issued by MLI-USA, are due on July 15, 2021 and December 16, 2021, respectively, and bear interest, payable semi-annually, at 5.64% and 5.86%, respectively. Net investment income from these affiliated loans was $25 million, $25 million and $8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
In July 2013, the Company committed to lend up to $1.8 billion to Exeter, an affiliate, pursuant to a note purchase agreement. Pursuant to the agreement, MetLife Insurance Company of Connecticut committed to purchase up to $1.3 billion of notes and MLI-USA committed to purchase up to $438 million of notes through December 31, 2014. The notes will be due not later than three years after issuance. The repayment of any notes issued pursuant to this agreement is guaranteed by MetLife. In October 2013, pursuant to this agreement, the Company issued loans to Exeter which are included in other invested assets, totaling $500 million at December 31, 2013. The loans of $375 million, issued by MetLife Insurance Company of Connecticut and $125 million, issued by MLI-USA, are both due October 15, 2015, and bear interest, payable semi-annually, at 2.47%. Net investment income from this loan was $3 million at December 31, 2013. The remaining total commitment to lend is $1.2 billion with $925 million committed by MetLife Insurance Company of Connecticut and $313 million committed by MLI-USA at December 31, 2013.
The Company receives investment administrative services from an affiliate. The related investment administrative service charges were $68 million for both years ended December 31, 2013 and 2012 and $67 million for the year ended December 31, 2011. The Company also had additional affiliated net investment income of $1 million for the year ended December 31, 2013 and less than $1 million for both of the years ended December 31, 2012 and 2011.

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

8. Derivatives (continued)

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

8. Derivatives (continued)

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

8. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2013			2012
			Estimated Fair Value			Estimated Fair Value
		Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$436	$5	$10	$538	$28	$9
Foreign currency swaps	Foreign currency exchange rate	122	—	13	122	—	14
Subtotal		558	5	23	660	28	23
Cash flow hedges:
Interest rate swaps	Interest rate	537	6	32	658	99	—
Interest rate forwards	Interest rate	245	3	4	410	81	—
Foreign currency swaps	Foreign currency exchange rate	544	25	35	524	16	14
Subtotal		1,326	34	71	1,592	196	14
Total qualifying hedges		1,884	39	94	2,252	224	37
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	22,262	881	441	16,869	1,254	513
Interest rate floors	Interest rate	17,604	103	99	15,136	318	274
Interest rate caps	Interest rate	9,651	36	—	9,031	11	—
Interest rate futures	Interest rate	1,443	—	3	2,771	—	7
Foreign currency swaps	Foreign currency exchange rate	882	52	41	811	60	35
Foreign currency forwards	Foreign currency exchange rate	56	—	1	139	—	4
Credit default swaps - purchased	Credit	157	—	1	162	—	2
Credit default swaps - written	Credit	2,243	38	—	2,456	23	1
Equity futures	Equity market	778	—	3	1,075	—	27
Equity options	Equity market	3,597	305	42	2,845	469	1
Variance swaps	Equity market	2,270	6	94	2,346	11	62
TRRs	Equity market	462	—	22	300	—	7
Total non-designated or non-qualifying derivatives		61,405	1,421	747	53,941	2,146	933
Total		$63,289	$1,460	$841	$56,193	$2,370	$970
Based on notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2013 and 2012. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes in the consolidated statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Derivatives and hedging gains (losses) (1)	$(958)	$(289)	$846
Embedded derivatives	(94)	1,292	250
Total net derivative gains (losses)	$(1,052)	$1,003	$1,096
______________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Qualifying hedges:
Net investment income	$2	$2	$2
Interest credited to policyholder account balances	2	18	41
Non-qualifying hedges:
Net derivative gains (losses)	79	127	83
Policyholder benefits and claims	(17)	(6)	—
Total	$66	$141	$126

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Derivatives (continued)

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Year Ended December 31, 2013:
Interest rate derivatives	$(558)	$—	$(26)
Foreign currency exchange rate derivatives	(24)	—	—
Credit derivatives — purchased	—	—	—
Credit derivatives — written	27	—	—
Equity derivatives	(486)	(7)	(90)
Total	$(1,041)	$(7)	$(116)
Year Ended December 31, 2012:
Interest rate derivatives	$(5)	$—	$—
Foreign currency exchange rate derivatives	(4)	—	—
Credit derivatives — purchased	(11)	—	—
Credit derivatives — written	41	—	—
Equity derivatives	(413)	(4)	(51)
Total	$(392)	$(4)	$(51)
Year Ended December 31, 2011:
Interest rate derivatives	$701	$—	$—
Foreign currency exchange rate derivatives	27	—	—
Credit derivatives — purchased	13	—	—
Credit derivatives — written	(13)	—	—
Equity derivatives	45	(7)	(4)
Total	$773	$(7)	$(4)
______________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Derivatives (continued)

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Year Ended December 31, 2013:
Interest rate swaps:	Fixed maturity securities	$7	$(9)	$(2)
	Policyholder liabilities (1)	(30)	28	(2)
Foreign currency swaps:	Foreign-denominated PABs (2)	2	(2)	—
Total		$(21)	$17	$(4)
Year Ended December 31, 2012:
Interest rate swaps:	Fixed maturity securities	$(3)	$1	$(2)
	Policyholder liabilities (1)	(10)	8	(2)
Foreign currency swaps:	Foreign-denominated PABs (2)	(29)	20	(9)
Total		$(42)	$29	$(13)
Year Ended December 31, 2011:
Interest rate swaps:	Fixed maturity securities	$(7)	$5	$(2)
	Policyholder liabilities (1)	36	(38)	(2)
Foreign currency swaps:	Foreign-denominated PABs (2)	(52)	30	(22)
Total		$(23)	$(3)	$(26)
______________

(1)	Fixed rate liabilities reported in PABs or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified certain amounts from AOCI into net derivative gains (losses). These amounts were $0 for both years ended December 31, 2013 and 2012 and $1 million for the year ended December 31, 2011.
At December 31, 2013 and 2012, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years and seven years, respectively.
At December 31, 2013 and 2012, the balance in AOCI associated with cash flow hedges was $39 million and $243 million, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of stockholders’ equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains(Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives

	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
	(In millions)
Year Ended December 31, 2013:
Interest rate swaps	$(120)	$—	$—	$—
Interest rate forwards	(57)	9	1	—
Foreign currency swaps	(15)	—	—	1
Credit forwards	(1)	—	1	—
Total	$(193)	$9	$2	$1
Year Ended December 31, 2012:
Interest rate swaps	$21	$—	$—	$1
Interest rate forwards	1	1	1	—
Foreign currency swaps	(15)	1	—	(1)
Credit forwards	—	—	—	—
Total	$7	$2	$1	$—
Year Ended December 31, 2011:
Interest rate swaps	$132	$1	$—	$—
Interest rate forwards	208	9	—	1
Foreign currency swaps	17	(2)	—	—
Credit forwards	—	1	—	—
Total	$357	$9	$—	$1
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2013, $1 million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Derivatives (continued)

Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $2.2 billion and $2.5 billion at December 31, 2013 and 2012, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At December 31, 2013 and 2012, the Company would have received $38 million and $22 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2013			2012
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$3	$115	2.7	$3	$167	3.2
Credit default swaps referencing indices	6	650	1.1	10	650	2.1
Subtotal	9	765	1.3	13	817	2.3
Baa
Single name credit default swaps (corporate)	8	446	3.0	4	479	3.8
Credit default swaps referencing indices	18	996	4.9	5	1,124	4.8
Subtotal	26	1,442	4.3	9	1,603	4.5
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	3	36	5.0	—	36	5.0
Subtotal	3	36	5.0	—	36	5.0
Total	$38	$2,243	3.3	$22	$2,456	3.8
______________

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

8. Derivatives (continued)

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
The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties and establishing and monitoring exposure limits. The Company’s OTC-bilateral derivative transactions are generally governed by ISDA Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to, events of default and bankruptcy. In the event of an early termination, the Company is permitted to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions. Substantially all of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives.
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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Derivatives (continued)

The estimated fair value of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral was as follows at:

	December 31, 2013		December 31, 2012
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$1,450	$851	$2,436	$982
OTC-cleared (1)	50	9	—	—
Exchange-traded	—	6	—	34
Total gross estimated fair value of derivatives (1)	1,500	866	2,436	1,016
Amounts offset in the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented in the consolidated balance sheets (1)	1,500	866	2,436	1,016
Gross amounts not offset in the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(670)	(670)	(838)	(838)
OTC-cleared	(8)	(8)	—	—
Exchange-traded	—	—	—	—
Cash collateral: (3)
OTC-bilateral	(216)	—	(897)	—
OTC-cleared	(40)	(1)	—	—
Exchange-traded	—	(5)	—	(34)
Securities collateral: (4)
OTC-bilateral	(554)	(160)	(689)	(121)
OTC-cleared	—	—	—	—
Exchange-traded	—	(1)	—	—
Net amount after application of master netting agreements and collateral	$12	$21	$12	$23
______________

(1)
At December 31, 2013 and 2012, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $40 million and $66 million, respectively, and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $25 million and $46 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received is included in cash and cash equivalents, short-term investments, or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables in the consolidated balance sheets. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2013 and 2012, the Company received excess cash collateral of $21 million and $0, respectively, and provided excess cash collateral of $19 million and $53 million, respectively, which is not included in the table above due to the foregoing limitation.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Derivatives (continued)

(4)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at December 31, 2013 none of the collateral had been sold or repledged. Securities collateral pledged by the Company is reported in fixed maturity securities in the consolidated balance sheets. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2013 and 2012, the Company received excess securities collateral with an estimated fair value of $34 million and $0, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2013 and 2012, the Company provided excess securities collateral with an estimated fair value of $1 million and $0, respectively, for its OTC-bilateral derivatives, $29 million and $0, respectively, for its OTC-cleared derivatives and $46 million and $0, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the fair value of that counterparty’s derivatives reaches a pre-determined threshold. Certain of these arrangements also include financial strength-contingent provisions that provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the financial strength ratings of the Company and/or the credit ratings of the counterparty. In addition, certain of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade financial strength or credit rating from each of Moody’s and S&P. If a party’s financial strength or credit ratings were to fall below that specific investment grade financial strength or credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that are in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. The table also presents the incremental collateral that the Company would be required to provide if there was a one notch downgrade in the Company’s financial strength rating at the reporting date or if the Company’s financial strength rating sustained a downgrade to a level that triggered full overnight collateralization or termination of the derivative position at the reporting date. OTC-bilateral derivatives that are not subject to collateral agreements are excluded from this table.

		Estimated Fair Value of Collateral Provided:	Fair Value of Incremental Collateral Provided Upon:
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	One Notch Downgrade in the Company’s Financial Strength Rating	Downgrade in the Company’s Financial Strength Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)

December 31, 2013	$181	$161	$—	$2
December 31, 2012	$143	$121	$2	$28
______________

(1)	After taking into consideration the existence of netting agreements.
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

8. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2013	2012
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$912	$3,551
Options embedded in debt or equity securities	Investments	(30)	(14)
Net embedded derivatives within asset host contracts		$882	$3,537
Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	PABs	$(1,232)	$705
Assumed guaranteed minimum benefits	PABs	(13)	4
Funds withheld on ceded reinsurance	Other liabilities	34	552
Net embedded derivatives within liability host contracts		$(1,211)	$1,261
The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Net derivative gains (losses) (1) (2)	$(94)	$1,292	$250
______________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were ($156) million, ($235) million and $354 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment, were $76 million, $124 million and ($476) million for the years ended December 31, 2013, 2012 and 2011, respectively.

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
9. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below.

	December 31, 2013
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$15,454	$1,248	$16,702
Foreign corporate	—	7,783	734	8,517
U.S. Treasury and agency	4,365	3,929	—	8,294
RMBS	—	4,266	422	4,688
State and political subdivision	—	2,224	—	2,224
ABS	—	1,682	419	2,101
CMBS	—	1,532	72	1,604
Foreign government	—	1,122	—	1,122
Total fixed maturity securities	4,365	37,992	2,895	45,252
Equity securities:
Non-redeemable preferred stock	—	136	81	217
Common stock	86	84	31	201
Total equity securities	86	220	112	418
Short-term investments (1)	391	1,671	—	2,062
Mortgage loans held by CSEs - FVO	—	1,598	—	1,598
Other invested assets:
FVO securities	—	9	—	9
Derivative assets: (2)
Interest rate	—	1,011	23	1,034
Foreign currency exchange rate	—	77	—	77
Credit	—	32	6	38
Equity market	—	305	6	311
Total derivative assets	—	1,425	35	1,460
Total other invested assets	—	1,434	35	1,469
Net embedded derivatives within asset host contracts (3)	—	—	912	912
Separate account assets (4)	259	97,368	153	97,780
Total assets	$5,101	$140,283	$4,107	$149,491
Liabilities
Derivative liabilities: (2)
Interest rate	$3	$574	$12	$589
Foreign currency exchange rate	—	90	—	90
Credit	—	1	—	1
Equity market	3	64	94	161
Total derivative liabilities	6	729	106	841
Net embedded derivatives within liability host contracts (3)	—	—	(1,211)	(1,211)
Long-term debt of CSEs	—	1,461	—	1,461
Total liabilities	$6	$2,190	$(1,105)	$1,091

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
9. Fair Value (continued)

	December 31, 2012
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$17,461	$1,434	$18,895
Foreign corporate	—	8,577	868	9,445
U.S. Treasury and agency	5,082	3,782	—	8,864
RMBS	—	5,460	278	5,738
State and political subdivision	—	2,304	25	2,329
ABS	—	1,910	343	2,253
CMBS	—	2,231	125	2,356
Foreign government	—	1,085	3	1,088
Total fixed maturity securities	5,082	42,810	3,076	50,968
Equity securities:
Non-redeemable preferred stock	—	47	93	140
Common stock	70	81	26	177
Total equity securities	70	128	119	317
Short-term investments (1)	1,233	1,285	13	2,531
Mortgage loans held by CSEs - FVO	—	2,666	—	2,666
Other invested assets:
FVO securities	—	9	—	9
Derivative assets: (2)
Interest rate	—	1,643	148	1,791
Foreign currency exchange rate	—	76	—	76
Credit	—	13	10	23
Equity market	—	469	11	480
Total derivative assets	—	2,201	169	2,370
Total other invested assets	—	2,210	169	2,379
Net embedded derivatives within asset host contracts (3)	—	—	3,551	3,551
Separate account assets (4)	201	85,772	141	86,114
Total assets	$6,586	$134,871	$7,069	$148,526
Liabilities
Derivative liabilities: (2)
Interest rate	$7	$767	$29	$803
Foreign currency exchange rate	—	67	—	67
Credit	—	3	—	3
Equity market	27	8	62	97
Total derivative liabilities	34	845	91	970
Net embedded derivatives within liability host contracts (3)	—	—	1,261	1,261
Long-term debt of CSEs	—	2,559	—	2,559
Total liabilities	$34	$3,404	$1,352	$4,790
______________

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
9. Fair Value (continued)

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

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within PABs and other liabilities in the consolidated balance sheets. At December 31, 2013 and 2012, equity securities also included embedded derivatives of ($30) million and ($14) million, respectively.

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
Investments
Valuation Controls and Procedures
On behalf of the Company and MetLife, Inc.’s Chief Investment Officer and Chief Financial Officer, a pricing and valuation committee that is independent of the trading and investing functions and comprised of senior management, provides oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a quarterly basis, this committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. This committee also provides oversight of the selection of independent third party pricing providers and the controls and procedures to evaluate third party pricing. Periodically, the Chief Accounting Officer reports to MetLife Insurance Company of Connecticut’s Audit Committee regarding compliance with fair value accounting standards.
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 11% of the total estimated fair value of Level 3 fixed maturity securities.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
9. Fair Value (continued)

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
9. Fair Value (continued)

State and political subdivision and foreign government securities
These securities are principally valued using the market approach. Valuations are based primarily on matrix pricing or other similar techniques using standard market observable inputs including a benchmark U.S. Treasury yield or other yields, issuer ratings, broker-dealer quotes, issuer spreads and reported trades of similar securities, including those within the same sub-sector or with a similar maturity or credit rating.
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
State and political subdivision and foreign government securities
These securities are principally valued using the market approach. Valuations are based primarily on independent non-binding broker quotations and inputs, including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2. Certain valuations are based on matrix pricing that utilize inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data, including credit spreads.
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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
9. Fair Value (continued)

Mortgage Loans Held by CSEs - FVO
The Company consolidates certain securitization entities that hold commercial mortgage loans.
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
9. Fair Value (continued)

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
9. Fair Value (continued)

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
9. Fair Value (continued)

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
9. Fair Value (continued)

Transfers between Levels
Overall, transfers between levels occur when there are changes in the observability of inputs and market activity. Transfers into or out of any level are assumed to occur at the beginning of the period.
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at December 31, 2013 and 2012, transfers between Levels 1 and 2 were not significant.
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
Transfers into Level 3 for fixed maturity securities were due primarily to a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade) which have resulted in decreased transparency of valuations and an increased use of independent non-binding broker quotations and unobservable inputs, such as illiquidity premiums, delta spread adjustments or credit spreads.
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
9. Fair Value (continued)

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

					December 31, 2013				December 31, 2012				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities: (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(10)	-	240	51	9	-	500	105	Decrease
			•	Illiquidity premium (4)	30	-	30	30	30	-	30	30	Decrease
			•	Credit spreads (4)	(112)	-	538	208	(157)	-	876	282	Decrease
			•	Offered quotes (5)	99	-	100	100	100	-	100	100	Increase
	•	Consensus pricing	•	Offered quotes (5)	33	-	103	87	35	-	555	96	Increase
RMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	(96)	-	2,406	295	40	-	2,367	436	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	10	-	100	95	100	-	100	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	78	-	100	95					Increase (6)
CMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	341	-	1,879	746	10	-	9,164	413	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	97	-	104	101	100	-	104	102	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	101	-	101	101					Increase (6)
ABS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	30	-	875	319	—	-	900	152	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	—	-	104	101	97	-	102	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	58	-	106	98	50	-	111	100	Increase (6)
Derivatives:
Interest rate	•	Present value techniques	•	Swap yield (7)	248	-	450		221	-	353		Increase (11)
Credit	•	Present value techniques	•	Credit spreads (8)	98	-	100		100	-	100		Decrease (8)
	•	Consensus pricing	•	Offered quotes (9)
Equity market	•	Present value techniques	•	Volatility (10)	17%	-	28%		18%	-	26%		Increase (11)
Embedded derivatives:
Direct and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.10%		0%	-	0.10%		Decrease (12)
				Ages 41 - 60	0.04%	-	0.65%		0.05%	-	0.64%		Decrease (12)
				Ages 61 - 115	0.26%	-	100%		0.32%	-	100%		Decrease (12)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	100%		0.50%	-	100%		Decrease (13)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (13)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (13)
			•	Utilization rates	20%	-	50%		20%	-	50%		Increase (14)
			•	Withdrawal rates	0.07%	-	10%		0.07%	-	10%		(15)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (16)
			•	Nonperformance risk spread	0.03%	-	0.44%		0.10%	-	0.67%		Decrease (17)
______________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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
9. Fair Value (continued)

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

(9)	At both December 31, 2013 and 2012, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
9. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	U.S. Treasury and Agency	RMBS	State and Political Subdivision	ABS	CMBS	Foreign Government
	(In millions)
Year Ended December 31, 2013:
Balance at January 1,	$1,434	$868	$—	$278	$25	$343	$125	$3
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	7	—	—	1	—	1	1	—
Net investment gains (losses)	—	(7)	—	(1)	—	2	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	(39)	(5)	—	13	—	(5)	3	—
Purchases (3)	150	53	—	170	—	184	37	—
Sales (3)	(243)	(129)	—	(49)	(2)	(53)	(71)	(3)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	218	30	—	14	—	—	—	—
Transfers out of Level 3 (4)	(279)	(76)	—	(4)	(23)	(53)	(23)	—
Balance at December 31,	$1,248	$734	$—	$422	$—	$419	$72	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$7	$—	$—	$1	$—	$—	$—	$—
Net investment gains (losses)	$—	$(3)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
9. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (6)
	Non- redeemable Preferred Stock	Common Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Year Ended December 31, 2013:
Balance at January 1,	$93	$26	$13	$119	$10	$(51)	$2,290	$141
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	8	—	—	—	—	—	6
Net derivative gains (losses)	—	—	—	(16)	(4)	(40)	(108)	—
OCI	12	7	—	(58)	—	—	—	—
Purchases (3)	3	2	—	—	—	—	—	9
Sales (3)	(27)	(12)	(13)	—	—	—	—	(6)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(19)	—	3	(59)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	3
Transfers out of Level 3 (4)	—	—	—	(15)	—	—	—	—
Balance at December 31,	$81	$31	$—	$11	$6	$(88)	$2,123	$153
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$(3)	$(2)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$(8)	$(4)	$(36)	$(83)	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
9. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	U.S. Treasury and Agency	RMBS	State and Political Subdivision	ABS	CMBS	Foreign Government
	(In millions)
Year Ended December 31, 2012:
Balance at January 1,	$1,432	$580	$—	$239	$23	$220	$147	$2
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	7	—	—	—	—	—	—	—
Net investment gains (losses)	—	(24)	—	(4)	—	—	(1)	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	66	44	—	39	2	8	6	1
Purchases (3)	227	269	—	61	—	148	22	—
Sales (3)	(183)	(56)	—	(63)	—	(15)	(71)	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	76	68	—	6	—	—	39	—
Transfers out of Level 3 (4)	(191)	(13)	—	—	—	(18)	(17)	—
Balance at December 31,	$1,434	$868	$—	$278	$25	$343	$125	$3
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$7	$1	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(16)	$—	$(2)	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
9. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (6)
	Non- redeemable Preferred Stock	Common Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Year Ended December 31, 2012:
Balance at January 1,	$76	$21	$10	$174	$(1)	$43	$1,009	$130
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	(2)	—	—	—	—	—	16
Net derivative gains (losses)	—	—	—	1	10	(91)	1,296	—
OCI	20	9	—	1	—	—	—	—
Purchases (3)	—	—	13	—	—	—	—	1
Sales (3)	(3)	(2)	(10)	—	—	—	—	(5)
Issuances (3)	—	—	—	(10)	—	—	—	—
Settlements (3)	—	—	—	(47)	—	(3)	(15)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	1
Transfers out of Level 3 (4)	—	—	—	—	1	—	—	(2)
Balance at December 31,	$93	$26	$13	$119	$10	$(51)	$2,290	$141
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(4)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$3	$11	$(88)	$1,305	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
9. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	Foreign Corporate	U.S. Treasury and Agency	RMBS	State and Political Subdivision	ABS	CMBS	Foreign Government
	(In millions)
Year Ended December 31, 2011:
Balance at January 1,	$1,510	$880	$34	$282	$32	$321	$130	$14
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	6	1	—	1	—	—	—	—
Net investment gains (losses)	32	(20)	—	(5)	—	(6)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	80	22	—	(9)	(8)	8	19	—
Purchases (3)	76	282	—	16	—	166	17	—
Sales (3)	(175)	(515)	—	(34)	(1)	(46)	(19)	(12)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	40	3	—	1	—	—	—	—
Transfers out of Level 3 (4)	(137)	(73)	(34)	(13)	—	(223)	—	—
Balance at December 31,	$1,432	$580	$—	$239	$23	$220	$147	$2
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$6	$1	$—	$1	$—	$—	$—	$—
Net investment gains (losses)	$—	$(9)	$—	$(5)	$—	$(2)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
9. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:			Net Derivatives: (6)
	Non- redeemable Preferred Stock	Common Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Year Ended December 31, 2011:
Balance at January 1,	$214	$22	$173	$(61)	$11	$12	$677	$133
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	(24)	2	(1)	—	—	—	—	(7)
Net derivative gains (losses)	—	—	—	50	(10)	32	254	—
OCI	1	(6)	—	199	—	—	—	—
Purchases (3)	—	9	10	—	—	3	—	5
Sales (3)	(115)	(6)	(172)	—	—	—	—	(1)
Issuances (3)	—	—	—	—	(1)	(4)	—	—
Settlements (3)	—	—	—	(13)	(1)	—	78	—
Transfers into Level 3 (4)	—	—	—	(1)	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	—
Balance at December 31,	$76	$21	$10	$174	$(1)	$43	$1,009	$130
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$(3)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$39	$(10)	$33	$256	$—
______________

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
9. Fair Value (continued)

Fair Value Option
The following table presents information for certain assets and liabilities of CSEs, which are accounted for under the FVO. These assets and liabilities were initially measured at fair value.

	December 31,
	2013	2012
	(In millions)
Assets: (1)
Unpaid principal balance	$1,528	$2,539
Difference between estimated fair value and unpaid principal balance	70	127
Carrying value at estimated fair value	$1,598	$2,666
Liabilities: (1)
Contractual principal balance	$1,436	$2,444
Difference between estimated fair value and contractual principal balance	25	115
Carrying value at estimated fair value	$1,461	$2,559
______________

(1)
These assets and liabilities are comprised of commercial mortgage loans and long-term debt. Changes in estimated fair value on these assets and liabilities and gains or losses on sales of these assets are recognized in net investment gains (losses). Interest income on commercial mortgage loans held by CSEs — FVO is recognized in net investment income. Interest expense from long-term debt of CSEs — FVO is recognized in other expenses.

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

	At December 31,			Years Ended December 31,
	2013	2012	2011	2013	2012	2011
	Carrying Value After Measurement			Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$36	$65	$8	$(4)	$4	$8
Other limited partnership interests (2)	$5	$6	$5	$(6)	$(3)	$(2)
Real estate joint ventures (3)	$1	$2	$—	$(1)	$(3)	$—
Goodwill (4)	$—	$—	$—	$(66)	$(394)	$—
______________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both December 31, 2013 and 2012 were not significant.

(3)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include several real estate funds that typically invest primarily in commercial real estate. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next one to 10 years. Unfunded commitments for these investments at both December 31, 2013 and 2012 were not significant.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
9. Fair Value (continued)

(4)
As discussed in Note 10, in 2013, the Company recorded an impairment of goodwill associated with the Retail Life & Other reporting unit. In addition, in 2012, the Company recorded an impairment of goodwill associated with the Retail Annuities reporting unit. These impairments have been categorized as Level 3 due to the significant unobservable inputs used in the determination of the estimated fair value.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2013
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$6,120	$—	$—	$6,427	$6,427
Policy loans	$1,219	$—	$872	$407	$1,279
Real estate joint ventures	$55	$—	$—	$98	$98
Other limited partnership interests	$78	$—	$—	$89	$89
Other invested assets	$931	$—	$995	$—	$995
Premiums, reinsurance and other receivables	$5,928	$—	$24	$6,282	$6,306
Liabilities
PABs	$20,875	$—	$—	$21,987	$21,987
Long-term debt	$790	$—	$1,009	$—	$1,009
Other liabilities	$258	$—	$96	$162	$258
Separate account liabilities	$1,448	$—	$1,448	$—	$1,448

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
9. Fair Value (continued)

	December 31, 2012
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$6,491	$—	$—	$7,009	$7,009
Policy loans	$1,216	$—	$861	$450	$1,311
Real estate joint ventures	$59	$—	$—	$101	$101
Other limited partnership interests	$94	$—	$—	$103	$103
Other invested assets	$432	$—	$548	$—	$548
Premiums, reinsurance and other receivables	$6,015	$—	$86	$6,914	$7,000
Liabilities
PABs	$22,613	$—	$—	$24,520	$24,520
Long-term debt	$791	$—	$1,076	$—	$1,076
Other liabilities	$237	$—	$81	$156	$237
Separate account liabilities	$1,296	$—	$1,296	$—	$1,296
The methods, assumptions and significant valuation techniques and inputs used to estimate the fair value of financial instruments are summarized as follows:
Mortgage Loans
For mortgage loans, estimated fair value is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or is determined from pricing for similar loans.
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
9. Fair Value (continued)

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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

10.  Goodwill
Goodwill is the excess of cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Step 1 of the goodwill impairment process requires a comparison of the fair value of a reporting unit to its carrying value. In performing the Company’s goodwill impairment tests, the estimated fair values of the reporting units are first determined using a market multiple valuation approach. When further corroboration is required, the Company uses a discounted cash flow valuation approach. For reporting units which are particularly sensitive to market assumptions, the Company may use additional valuation methodologies to estimate the reporting units’ fair values.
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
During the 2013 annual goodwill impairment tests, the market multiple and discounted cash flow valuation techniques indicated that the fair value of the Retail Life & Other reporting unit was below its carrying value. Due to these results, an actuarial appraisal, which estimates the net worth of the reporting unit, the value of existing business and the value of new business, was also performed. This appraisal also resulted in a fair value of the Retail Life & Other reporting unit that was less than the carrying value, indicating a potential for goodwill impairment. An increase in required reserves on universal life products with secondary guarantees, together with modifications to financial reinsurance treaty terms, was reflected in the fair value estimate. In addition, decreased future sales assumptions reflected in the valuation were driven by the discontinuance of certain sales of universal life products with secondary guarantees by the Company. Accordingly, the Company performed Step 2 of the goodwill impairment process, which compares the implied fair value of goodwill with the carrying value of that goodwill in the reporting unit to calculate the amount of goodwill impairment. The Company determined that all of the recorded goodwill associated with the Retail Life & Other reporting unit was not recoverable and recorded a non-cash charge of $66 million ($57 million, net of income tax) for the impairment of the entire goodwill balance in the consolidated statements of operations for the year ended December 31, 2013. The full amount was impaired at MetLife Insurance Company of Connecticut.
In addition, the Company performed its annual goodwill impairment test of its Corporate Benefit Funding reporting unit using a market multiple valuation approach and concluded that the fair value of such reporting unit was in excess of its carrying value and, therefore, goodwill was not impaired.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

10. Goodwill (continued)

Information regarding goodwill by segment, as well as Corporate & Other, was as follows:

	Retail	Corporate Benefit Funding	Corporate & Other (1)	Total
	(In millions)
Balance at January 1, 2012
Goodwill	$241	$307	$405	$953
Accumulated impairment	—	—	—	—
Total goodwill, net	$241	$307	$405	$953
Impairments (2)	(218)	—	(176)	(394)
Balance at December 31, 2012
Goodwill	$241	$307	$405	$953
Accumulated impairment	(218)	—	(176)	(394)
Total goodwill, net	$23	$307	$229	$559
Impairments	(23)	—	(43)	(66)
Balance at December 31, 2013
Goodwill	$241	$307	$405	$953
Accumulated impairment	(241)	—	(219)	(460)
Total goodwill, net	$—	$307	$186	$493
______________

(1)
For purposes of goodwill impairment testing, the $229 million of net goodwill in Corporate & Other at December 31, 2012, which resulted from goodwill acquired as part of the 2005 Travelers acquisition, was allocated to business units of the Retail and Corporate Benefit Funding segments in the amounts of $43 million and $186 million, respectively. As reflected in the table, the $43 million related to the Retail segment was impaired for the year ended December 31, 2013.

(2)
In connection with its annual goodwill impairment testing, the Company determined that all of the recorded goodwill associated with the Retail Annuities reporting unit was not recoverable and recorded a non-cash charge of $394 million ($147 million, net of income tax) for the impairment of the entire goodwill balance in the consolidated statements of operations for the year ended December 31, 2012. Of this amount, $327 million ($80 million, net of income tax) was impaired at MetLife Insurance Company of Connecticut.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

11.  Debt
Long-term debt outstanding was as follows:

	Interest Rate	Maturity	December 31,
			2013	2012
			(In millions)
Surplus notes — affiliated	8.60%	2038	$750	$750
Long-term debt — unaffiliated (1)	7.03%	2030	40	41
Total long-term debt (2)			$790	$791
______________

(1)	Principal and interest is paid quarterly.

(2)	Excludes $1.5 billion and $2.6 billion of long-term debt relating to CSEs at December 31, 2013 and 2012, respectively. See Note 7.
The aggregate maturities of long-term debt at December 31, 2013 are $1 million in each of 2014, 2015, 2016, and 2017, $2 million in 2018 and $784 million thereafter.
Interest expense related to the Company’s indebtedness included in other expenses was $68 million, $68 million and $67 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Payments of interest and principal on the surplus notes, which are subordinate to all other obligations at the operating company level, may be made only with the prior approval of the insurance department of the state of domicile.
12.  Equity
Return of Capital
During the year ended December 31, 2011, Sino-US MetLife Insurance Company Limited ("Sino"), an insurance underwriting joint venture of the Company accounted for under the equity method, merged with United MetLife Insurance Company Limited ("United"), another insurance underwriting joint venture of an affiliate of the Company. MetLife Insurance Company of Connecticut’s ownership interest in the merged entity, Sino-US United MetLife Insurance Company Limited ("Sino-United") was determined based on its contributed capital and share of undistributed earnings of Sino compared to the contributed capital and undistributed earnings of all other investees of Sino and United. Since both of the joint ventures were under common ownership both prior to and subsequent to the merger, MetLife Insurance Company of Connecticut’s investment in Sino-United is based on the carrying value of its investment in Sino. Pursuant to the merger, MetLife Insurance Company of Connecticut entered into an agreement to pay the affiliate an amount based on the relative fair values of their respective investments in Sino-United. Accordingly, upon completion of the estimation of fair value, $47 million, representing a return of capital, was paid during the year ended December 31, 2011. MetLife Insurance Company of Connecticut’s investment in Sino-United is accounted for under the equity method and is included in other invested assets.
Common Stock
The Company has 40,000,000 authorized shares of common stock, 34,595,317 shares of which were outstanding at both December 31, 2013 and 2012. Of such outstanding shares, 30,000,000 shares are owned directly by MetLife and the remaining shares are owned by MetLife Investors Group, Inc.
Statutory Equity and Income
Each U.S. insurance company’s state of domicile imposes risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”) to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC. The RBC ratio for MetLife Insurance Company of Connecticut and its U.S. insurance subsidiary, MLI-USA, were in excess of 400% for all periods presented.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

12. Equity (continued)

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
Statutory net income (loss) of MetLife Insurance Company of Connecticut, a Connecticut domiciled insurer, was $790 million, $848 million and $46 million for the years ended December 31, 2013, 2012 and 2011, respectively. Statutory capital and surplus was $4.8 billion and $5.3 billion at December 31, 2013 and 2012, respectively. All such amounts are derived from the statutory-basis financial statements as filed with the Connecticut Insurance Department.
Statutory net income (loss) of MLI-USA, a Delaware domiciled insurer, was $209 million, $84 million and $178 million for the years ended December 31, 2013, 2012 and 2011, respectively. Statutory capital and surplus was $1.9 billion and $1.7 billion at December 31, 2013 and 2012, respectively. All such amounts are derived from the statutory-basis financial statements as filed with the Delaware Department of Insurance.
As of December 31, 2013, MetLife Insurance Company of Connecticut’s sole foreign insurance subsidiary, MetLife Assurance Limited (“MAL”) was regulated by authorities in the United Kingdom and was subject to minimum capital and solvency requirements before corrective action commences. The required capital and surplus was $165 million and the actual regulatory capital and surplus was $573 million as of the date of the most recent capital adequacy calculation for the jurisdiction. MAL exceeded these minimum capital and solvency requirements for all other periods presented. See Note 17 for additional information on MAL.
Dividend Restrictions
Under Connecticut State Insurance Law, MetLife Insurance Company of Connecticut is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to its stockholders as long as the amount of such dividends, when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year or (ii) its statutory net gain from operations for the immediately preceding calendar year. MetLife Insurance Company of Connecticut will be permitted to pay a dividend in excess of the greater of such two amounts only if it files notice of its declaration of such a dividend and the amount thereof with the Connecticut Commissioner of Insurance (the “Connecticut Commissioner”) and the Connecticut Commissioner either approves the distribution of the dividend or does not disapprove the payment within 30 days after notice. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)” reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments) as of the last filed annual statutory statement requires insurance regulatory approval. Under Connecticut State Insurance Law, the Connecticut Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. During the year ended December 31, 2013, MetLife Insurance Company of Connecticut paid a dividend to its stockholders in the amount of $1.0 billion. During the year ended December 31, 2012, MetLife Insurance Company of Connecticut paid total dividends of $706 million. During June 2012, the Company distributed all of the issued and outstanding shares of common stock of MetLife Europe to its stockholders as an in-kind extraordinary dividend of $202 million, as calculated on a statutory basis. Regulatory approval for this extraordinary dividend was obtained due to the timing of payment. During December 2012, MetLife Insurance Company of Connecticut paid a dividend to its stockholders in the amount of $504 million, which represented its ordinary dividend capacity at year-end 2012. Due to the June 2012 in-kind dividend, a portion of this was extraordinary and regulatory approval was obtained. During the years ended December 31, 2011, MetLife Insurance Company of Connecticut paid a dividend of $517 million. Based on amounts at December 31, 2013, MetLife Insurance Company of Connecticut could pay a stockholder dividend in 2014 of $1.0 billion without prior approval of the Connecticut Commissioner.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

12. Equity (continued)

Under Delaware State Insurance Law, MLI-USA is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife Insurance Company of Connecticut as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its net statutory gain from operations for the immediately preceding calendar year (excluding realized capital gains). MLI-USA will be permitted to pay a dividend to MetLife Insurance Company of Connecticut in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner of Insurance (the “Delaware Commissioner”) and the Delaware Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)”) as of the immediately preceding calendar year requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. During the years ended December 31, 2013, 2012 and 2011, MLI-USA did not pay dividends to MetLife Insurance Company of Connecticut. Because MLI-USA’s statutory unassigned funds were negative at December 31, 2013, MLI-USA cannot pay any dividends in 2014 without prior regulatory approval.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

12. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI, net of income tax, was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2010	$412	$(70)	$(125)	$217
OCI before reclassifications	2,118	356	(16)	2,458
Income tax expense (benefit)	(747)	(125)	2	(870)
OCI before reclassifications, net of income tax	1,783	161	(139)	1,805
Amounts reclassified from AOCI	(44)	(9)	—	(53)
Income tax expense (benefit)	16	3	—	19
Amounts reclassified from AOCI, net of income tax	(28)	(6)	—	(34)
Balance at December 31, 2011	1,755	155	(139)	1,771
OCI before reclassifications	945	7	88	1,040
Income tax expense (benefit)	(350)	(1)	2	(349)
OCI before reclassifications, net of income tax	2,350	161	(49)	2,462
Amounts reclassified from AOCI	(95)	(3)	—	(98)
Income tax expense (benefit)	35	1	—	36
Amounts reclassified from AOCI, net of income tax	(60)	(2)	—	(62)
Balance at December 31, 2012	2,290	159	(49)	2,400
OCI before reclassifications	(2,039)	(193)	28	(2,204)
Income tax expense (benefit)	671	68	(2)	737
OCI before reclassifications, net of income tax	922	34	(23)	933
Amounts reclassified from AOCI	(55)	(11)	—	(66)
Income tax expense (benefit)	18	4	—	22
Amounts reclassified from AOCI, net of income tax	(37)	(7)	—	(44)
Balance at December 31, 2013	$885	$27	$(23)	$889
__________________

(1)	See Note 7 for information on offsets to investments related to insurance liabilities and DAC and VOBA.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

12. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI, was as follows:

AOCI Components	Amounts Reclassified from AOCI			Statement of Operations and Comprehensive Income (Loss) Location
	Years Ended December 31,
	2013	2012	2011
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$48	$98	$14	Other net investment gains (losses)
Net unrealized investment gains (losses)	16	6	25	Net investment income
Net unrealized investment gains (losses)	2	(12)	10	Net derivative gains (losses)
OTTI	(11)	3	(5)	OTTI on fixed maturity securities
Net unrealized investment gains (losses), before income tax	55	95	44
Income tax (expense) benefit	(18)	(35)	(16)
Net unrealized investment gains (losses), net of income tax	$37	$60	$28
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	—	1	Net derivative gains (losses)
Interest rate forwards	9	1	9	Net derivative gains (losses)
Interest rate forwards	1	1	—	Net investment income
Foreign currency swaps	—	1	(2)	Net derivative gains (losses)
Credit forwards	—	—	1	Net derivative gains (losses)
Credit forwards	1	—	—	Net investment income
Gains (losses) on cash flow hedges, before income tax	11	3	9
Income tax (expense) benefit	(4)	(1)	(3)
Gains (losses) on cash flow hedges, net of income tax	$7	$2	$6
Total reclassifications, net of income tax	$44	$62	$34

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

13.  Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Compensation	$352	$402	$357
Commissions	639	939	1,418
Volume-related costs	138	159	196
Affiliated interest costs on ceded reinsurance	212	271	271
Capitalization of DAC	(504)	(886)	(1,365)
Amortization of DAC and VOBA	50	1,035	1,159
Interest expense on debt and debt issuance costs	190	231	389
Premium taxes, licenses and fees	57	63	75
Professional services	41	25	50
Rent and related expenses	31	37	29
Other	453	444	402
Total other expenses	$1,659	$2,720	$2,981
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
14.  Income Tax
The provision for income tax from continuing operations was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Current:
Federal	$(41)	$(235)	$(157)
Foreign	8	(10)	(5)
Subtotal	(33)	(245)	(162)
Deferred:
Federal	242	598	613
Foreign	18	19	42
Subtotal	260	617	655
Provision for income tax expense (benefit)	$227	$372	$493

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

14. Income Tax (continued)

The Company’s income (loss) from continuing operations before income tax expense (benefit) from domestic and foreign operations were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Income (loss) from continuing operations:
Domestic	$869	$1,492	$1,545
Foreign	78	(2)	122
Total	$947	$1,490	$1,667
The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Tax provision at U.S. statutory rate	$331	$522	$583
Tax effect of:
Dividend received deduction	(81)	(70)	(69)
Tax-exempt income	—	(1)	(2)
Prior year tax	(4)	3	(9)
Tax credits	(10)	(8)	(11)
Foreign tax rate differential	(2)	13	(1)
Change in valuation allowance	—	22	(2)
Goodwill impairment	13	(109)	—
Sale of subsidiary	(24)	—	—
Other, net	4	—	4
Provision for income tax expense (benefit)	$227	$372	$493

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

14. Income Tax (continued)

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2013	2012
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$1,282	$883
Net operating loss carryforwards	22	32
Employee benefits	—	3
Tax credit carryforwards	125	92
Other	7	35
Total gross deferred income tax assets	1,436	1,045
Less: Valuation allowance	—	25
Total net deferred income tax assets	1,436	1,020
Deferred income tax liabilities:
Investments, including derivatives	651	258
Net unrealized investment gains	575	1,336
DAC and VOBA	1,543	1,281
Other	52	15
Total deferred income tax liabilities	2,821	2,890
Net deferred income tax asset (liability)	$(1,385)	$(1,870)
The following table sets forth the domestic net operating carryforwards for tax purposes at December 31, 2013:

	Net Operating Loss Carryforwards
	Amount	Expiration
	(In millions)
Domestic	$64	Beginning in 2028
Tax credit carryforwards of $125 million at December 31, 2013 will expire beginning in 2015.
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
The Company participates in a tax sharing agreement with MetLife, as described in Note 1.  Pursuant to this tax sharing agreement, the amounts due from affiliates included $194 million, $135 million, and $151 million at December 31, 2013, 2012, and 2011, respectively.
The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The Company is under continuous examination by the IRS and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. The Company is no longer subject to U.S. federal, state or local income tax examinations in major taxing jurisdictions for years prior to 2005. In 2012, the Company and the IRS completed and settled substantially all the issues identified in the audit years of 2005 and 2006. The issues not settled are under review at the IRS Appeals Division.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

14. Income Tax (continued)

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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Balance at January 1,	$(1)	$29	$38
Additions for tax positions of prior years	25	46	—
Reductions for tax positions of prior years	(1)	(76)	(3)
Additions for tax positions of current year	1	9	2
Reductions for tax positions of current year	(1)	(9)	(8)
Balance at December 31,	$23	$(1)	$29
Unrecognized tax benefits that, if recognized would impact the effective rate	$23	$(1)	$(3)
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense.
Interest was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Interest recognized in the consolidated statements of operations	$1	$(9)	$—

		December 31,
		2013	2012
		(In millions)
Interest included in other liabilities in the consolidated balance sheets		$1	$—
The Company had no penalties for the years ended December 31, 2013, 2012 and 2011.
The U.S. Treasury Department and the IRS have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction (“DRD”), related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the federal statutory tax rate of 35%. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the years ended December 31, 2013 and 2012, the Company recognized an income tax benefit of $92 million and $70 million, respectively, related to the separate account DRD. The 2013 benefit included a benefit of $11 million related to a true-up of the 2012 tax return. The 2012 benefit included an expense of less than $1 million related to a true-up of the 2011 tax return.

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for some of the matters below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2013.
Matters as to Which an Estimate Can Be Made
For some of the matters discussed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of December 31, 2013, the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material for the Company.
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
Unclaimed Property Inquiries
In April 2012, MetLife, for itself and on behalf of entities including MetLife Insurance Company of Connecticut, reached agreements with representatives of the U.S. jurisdictions that were conducting audits of MetLife and certain of its affiliates for compliance with unclaimed property laws, and with state insurance regulators directly involved in a multistate targeted market conduct examination relating to claim-payment practices and compliance with unclaimed property laws. On December 28, 2012, the West Virginia Treasurer filed an action (West Virginia ex rel. John D. Perdue v. MetLife Insurance Company of Connecticut, Circuit Court of Putnam County) alleging that the Company violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 14, 2012, the Treasurer filed a substantially identical suit against MLI-USA. On December 30, 2013, the court granted defendants’ motions to dismiss all of the West Virginia Treasurer’s actions. The Treasurer has filed a notice to appeal the dismissal order. At least one other jurisdiction is pursuing a similar market conduct examination. It is possible that other jurisdictions may pursue similar examinations, audits, or lawsuits and that such actions may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to the Company’s procedures. The Company is not currently able to estimate these additional possible costs.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

15. Contingencies, Commitments and Guarantees (continued)

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
Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2013	2012
	(In millions)
Other Assets:
Premium tax offset for future undiscounted assessments	$10	$19
Premium tax offsets currently available for paid assessments	10	2
	$20	$21
Other Liabilities:
Insolvency assessments	$14	$37
On September 1, 2011, the Department of Financial Services filed a liquidation plan for Executive Life Insurance Company of New York (“ELNY”), which had been under rehabilitation by the Liquidation Bureau since 1991. The plan involves the satisfaction of insurers’ financial obligations under a number of state life and health insurance guaranty associations and also provides additional industry support for certain ELNY policyholders.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

15. Contingencies, Commitments and Guarantees (continued)

Commitments
Commitments to Fund Partnership Investments
The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $956 million and $1.0 billion at December 31, 2013 and 2012, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $147 million and $181 million at December 31, 2013 and 2012, respectively.
Commitments to Fund Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $57 million and $144 million at December 31, 2013 and 2012, respectively.
Other Commitments
The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At December 31, 2013 and 2012, the Company had agreed to fund up to $61 million and $86 million, respectively, of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $74 million and $106 million, respectively, to custody accounts to secure the demand notes. Each of these affiliates is permitted by contract to sell or repledge this collateral.
See Note 7 “— Related Party Investment Transactions” for additional other commitments.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

15. Contingencies, Commitments and Guarantees (continued)

Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. The maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation, ranging from $36 million to $233 million, with a cumulative maximum of $269 million, in the case of MetLife International Insurance Company, Ltd. (“MLII”), a former affiliate, discussed below. In other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
The Company has provided a guarantee on behalf of MLII that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $233 million and $235 million at December 31, 2013 and 2012, respectively. The Company does not hold any collateral related to this guarantee, but has a recorded liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at both December 31, 2013 and 2012. The remainder of the risk was ceded to external reinsurers.
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
16.  Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses incurred with affiliates related to these agreements, recorded in other expenses, were $1.6 billion, $1.7 billion and $1.9 billion for the years ended December 31, 2013, 2012 and 2011, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $209 million, $179 million and $145 million for the years ended December 31, 2013, 2012 and 2011, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $186 million, $166 million and $136 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company had net payables to affiliates, related to the items discussed above, of $210 million and $109 million at December 31, 2013 and 2012, respectively.
See Notes 6, 7 and 11 for additional information on related party transactions.
17.  Subsequent Event
On February 14, 2014, a subsidiary of MetLife Insurance Company of Connecticut entered into a definitive agreement to sell its wholly-owned subsidiary, MAL. Beginning in the first quarter of 2014, the Company will account for and report MAL as discontinued operations. MetLife Insurance Company of Connecticut expects to record a charge of between $350 million and $390 million, net of income tax, reflecting the estimated loss on sale, in the first quarter of 2014. The transaction is expected to close in the second quarter of 2014, subject to regulatory approvals and satisfaction of other closing conditions.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2013

(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. Treasury and agency securities	$8,188	$8,294	$8,294
Public utilities	3,966	4,275	4,275
State and political subdivision securities	2,147	2,224	2,224
Foreign government securities	1,038	1,122	1,122
All other corporate bonds	19,512	20,478	20,478
Total bonds	34,851	36,393	36,393
Mortgage-backed and asset-backed securities	8,214	8,393	8,393
Redeemable preferred stock	412	466	466
Total fixed maturity securities	43,477	45,252	45,252
Equity securities:
Common stock:
Industrial, miscellaneous and all other	161	201	201
Non-redeemable preferred stock	236	217	217
Total equity securities	397	418	418
Mortgage loans, net	7,718		7,718
Policy loans	1,219		1,219
Real estate and real estate joint ventures	754		754
Other limited partnership interests	2,130		2,130
Short-term investments	2,107		2,107
Other invested assets	2,555		2,555
Total investments	$60,357		$62,153
______________

(1)
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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2013 and 2012

(In millions, except share and per share data)

	2013	2012
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $28,548 and $32,018, respectively)	$29,690	$35,152
Equity securities available-for-sale, at estimated fair value (cost: $284 and $273, respectively)	319	277
Mortgage loans (net of valuation allowances of $19 and $22, respectively)	4,224	4,703
Policy loans	1,068	1,086
Real estate and real estate joint ventures	419	371
Other limited partnership interests	1,318	1,181
Short-term investments, principally at estimated fair value	1,512	1,833
Investment in subsidiaries	6,099	6,641
Loans to subsidiaries	680	305
Other invested assets, principally at estimated fair value	1,139	1,682
Total investments	46,468	53,231
Cash and cash equivalents, principally at estimated fair value	417	553
Accrued investment income	287	316
Premiums, reinsurance and other receivables	7,195	7,003
Receivables from subsidiaries	858	833
Deferred policy acquisition costs and value of business acquired	1,011	789
Current income tax recoverable	88	—
Goodwill	493	558
Other assets	132	140
Separate account assets	16,036	15,238
Total assets	$72,985	$78,661
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$19,099	$19,632
Policyholder account balances	22,387	24,039
Other policy-related balances	246	872
Payables for collateral under securities loaned and other transactions	4,811	6,477
Long-term debt — affiliated	750	750
Current income tax payable	—	3
Deferred income tax liability	16	266
Other liabilities	852	824
Separate account liabilities	16,036	15,238
Total liabilities	64,197	68,101
Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at December 31, 2013 and 2012	86	86
Additional paid-in capital	6,737	6,718
Retained earnings	1,076	1,356
Accumulated other comprehensive income (loss)	889	2,400
Total stockholders’ equity	8,788	10,560
Total liabilities and stockholders’ equity	$72,985	$78,661
See accompanying notes to the condensed financial information.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule II
Condensed Financial Information — (Continued)
(Parent Company Only)
For the Years Ended December 31, 2013, 2012 and 2011

(In millions)

	2013	2012	2011
Condensed Statements of Operations
Revenues
Premiums	$181	$144	$148
Universal life and investment-type product policy fees	645	662	632
Net investment income	1,797	1,854	1,943
Equity in earnings of subsidiaries	287	773	574
Other revenues	147	151	154
Net investment gains (losses)	54	20	14
Net derivative gains (losses)	(105)	(140)	241
Total revenues	3,006	3,464	3,706
Expenses
Policyholder benefits and claims	916	797	755
Interest credited to policyholder account balances	618	666	710
Goodwill impairment	66	327	—
Other expenses	499	576	772
Total expenses	2,099	2,366	2,237
Income (loss) from continuing operations before provision for income tax	907	1,098	1,469
Provision for income tax expense (benefit)	187	(20)	295
Income (loss) from continuing operations, net of income tax	720	1,118	1,174
Income (loss) from discontinued operations, net of income tax	—	8	—
Net income (loss)	$720	$1,126	$1,174
Comprehensive income (loss)	$(791)	$1,755	$2,728
See accompanying notes to the condensed financial information.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule II
Condensed Financial Information — (Continued)
(Parent Company Only)
For the Years Ended December 31, 2013, 2012 and 2011

(In millions)

	2013	2012	2011
Condensed Statements of Cash Flows
Cash flows from operating activities
Net cash provided by (used in) operating activities	$957	$1,184	$886
Cash flows from investing activities
Sales, maturities, and repayments of:
Fixed maturity securities	14,647	10,714	13,921
Equity securities	56	46	163
Mortgage loans	1,154	845	552
Real estate and real estate joint ventures	58	47	12
Other limited partnership interests	102	154	159
Purchases of:
Fixed maturity securities	(11,000)	(10,729)	(11,658)
Equity securities	(51)	(27)	(22)
Mortgage loans	(648)	(428)	(946)
Real estate and real estate joint ventures	(129)	(77)	(83)
Other limited partnership interests	(192)	(179)	(214)
Cash received in connection with freestanding derivatives	73	362	375
Cash paid in connection with freestanding derivatives	(644)	(322)	(453)
Dividends from subsidiaries	25	—	—
Returns of capital from subsidiaries	52	84	49
Capital contributions to subsidiaries	(3)	(166)	(422)
Issuances of loans to affiliates	(375)	—	(305)
Net change in policy loans	18	15	26
Net change in short-term investments	321	(251)	(487)
Net change in other invested assets	(39)	(50)	(16)
Net cash provided by (used in) investing activities	3,425	38	651
Cash flows from financing activities
Policyholder account balances:
Deposits	12,156	11,577	14,151
Withdrawals	(13,987)	(12,298)	(15,754)
Net change in payables for collateral under securities loaned and other transactions	(1,666)	102	(482)
Financing element on certain derivative instruments	(21)	75	127
Return of capital	—	—	(47)
Dividends on common stock	(1,000)	(504)	(517)
Net cash provided by (used in) financing activities	(4,518)	(1,048)	(2,522)
Change in cash and cash equivalents	(136)	174	(985)
Cash and cash equivalents, beginning of year	553	379	1,364
Cash and cash equivalents, end of year	$417	$553	$379
Supplemental disclosures of cash flow information:
Net cash paid (received) for:
Interest	$64	$64	$64
Income tax	$120	$(194)	$(66)
Non-cash transactions:
Capital contribution from MetLife, Inc.	$19	$45	$—
Returns of capital from subsidiaries	$—	$202	$—
Capital contributions to subsidiaries	$16	$31	$—
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
2.  Support Agreement
The Parent Company has entered into a net worth maintenance agreement with its indirect subsidiary, MetLife Assurance Limited (“MAL”), a United Kingdom company. Under the agreement, the Parent Company agreed, without limitation as to amount, to cause MAL to have capital and surplus equal to the greater of (a) £50 million, (b) such amount that will be sufficient to provide solvency cover equal to 175% of MAL’s capital resources requirement as defined by applicable law and regulation as required by the Financial Services Authority of the United Kingdom (the “FSA”) or any successor body, or (c) such amount that will be sufficient to provide solvency cover equal to 125% of MAL’s individual capital guidance as defined by applicable law and regulation as required by the FSA or any successor body. As described in Note 17 of the Notes to the Consolidated Financial Statements, a subsidiary of MetLife Insurance Company of Connecticut reached an agreement to sell MAL to a third party. Upon the close of such sale, the Parent Company’s obligations under this net worth maintenance agreement will terminate.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2013, 2012 and 2011
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1), (2)	Unearned Revenue (1)
2013
Retail	$4,698	$10,345	$25,499	$9	$156
Corporate Benefit Funding	6	14,270	7,952	—	2
Corporate & Other	26	6,540	2	4	—
Total	$4,730	$31,155	$33,453	$13	$158
2012
Retail	$3,738	$9,355	$28,287	$9	$158
Corporate Benefit Funding	8	15,078	8,688	—	2
Corporate & Other	—	6,288	1	4	—
Total	$3,746	$30,721	$36,976	$13	$160
2011
Retail	$4,080	$7,915	$30,001	$7	$184
Corporate Benefit Funding	13	14,042	8,375	—	2
Corporate & Other	128	6,515	3,699	5	72
Total	$4,221	$28,472	$42,075	$12	$258
______________

(1)	Amounts are included within the future policy benefits and other policy-related balances column.

(2)	Includes premiums received in advance.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information — (Continued)
December 31, 2013, 2012 and 2011
(In millions)

Segment	Premium Revenue and Policy Charges	Net Investment Income	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses	Other Operating Expenses (1)
2013
Retail	$2,688	$1,515	$1,875	$44	$1,341
Corporate Benefit Funding	219	1,108	855	5	34
Corporate & Other	35	229	14	1	234
Total	$2,942	$2,852	$2,744	$50	$1,609
2012
Retail	$2,716	$1,434	$2,031	$1,023	$1,381
Corporate Benefit Funding	658	1,111	1,318	10	36
Corporate & Other	148	407	187	2	268
Total	$3,522	$2,952	$3,536	$1,035	$1,685
2011
Retail	$2,596	$1,360	$1,984	$1,149	$1,268
Corporate Benefit Funding	1,105	1,142	1,763	4	36
Corporate & Other	83	572	102	6	518
Total	$3,784	$3,074	$3,849	$1,159	$1,822
______________

(1)	Includes other expenses, excluding amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) charged to other expenses.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2013, 2012 and 2011
(In millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2013
Life insurance in-force	$466,650	$424,836	$7,273	$49,087	14.8%
Insurance premium
Life insurance	$1,327	$737	$10	$600	1.7%
Accident and health insurance	234	228	—	6	—
Total insurance premium	$1,561	$965	$10	$606	1.7%
2012
Life insurance in-force	$428,803	$391,045	$7,750	$45,508	17.0%
Insurance premium
Life insurance	$1,815	$572	$11	$1,254	0.9%
Accident and health insurance	248	241	—	7	—
Total insurance premium	$2,063	$813	$11	$1,261	0.9%
2011
Life insurance in-force	$378,153	$340,477	$8,085	$45,761	17.7%
Insurance premium
Life insurance	$2,180	$366	$7	$1,821	0.4%
Accident and health insurance	249	242	—	7	—
Total insurance premium	$2,429	$608	$7	$1,828	0.4%
For the year ended December 31, 2013, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $269.9 billion and $7.3 billion, respectively, and life insurance premiums of $638 million and $10 million, respectively. For the year ended December 31, 2012, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $237.2 billion and $7.8 billion, respectively, and life insurance premiums of $478 million and $11 million, respectively. For the year ended December 31, 2011, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $195.2 billion and $8.1 billion, respectively, and life insurance premiums of $286 million and $7 million, respectively.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management has documented and evaluated the effectiveness of the internal control of the Company at December 31, 2013 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of management, MetLife Insurance Company of Connecticut maintained effective internal control over financial reporting at December 31, 2013.
Deloitte & Touche LLP (“Deloitte”), an independent registered public accounting firm, has audited the consolidated financial statements and consolidated financial statement schedules included in the Annual Report on Form 10-K for the year ended December 31, 2013. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included on page 76.
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
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14.   Principal Accountant Fees and Services
Deloitte, the independent auditor of MetLife, has served as the independent auditor of the Company since it was acquired in 2005, and as auditor of affiliates of the Company for more than 75 years. Its long-term knowledge of the MetLife group of companies, combined with its insurance industry expertise and global presence, has enabled it to carry out its audits of the Company’s financial statements with effectiveness and efficiency. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Rules of the PCAOB.
Independent Auditor’s Fees for 2013 and 2012
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2013 and 2012. All fees shown in the table were related to services that were approved by the Audit Committee of MetLife, Inc. (“Audit Committee”).

	2013	2012
	(In millions)
Audit Fees (1)	$6.56	$5.93
Audit-Related Fees (2)	$0.07	$0.06
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—
____________

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

(3)
Fees for tax compliance, consultation and planning services. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax consultation and tax planning encompass a diverse range of services, including assistance in connection with tax audits and filing appeals, tax advice related to mergers, acquisitions and divestitures, and requests for rulings or technical advice from taxing authorities.

(4)	Fees for other types of permitted services, including risk-consulting services, financial advisory services and valuation services.

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
The Audit Committee is responsible for approving fees for the audit and for any audit-related, tax or other permitted non-audit services. If the audit, audit-related, tax and other permitted non-audit fees for a particular period or service exceed the amounts previously approved, the Audit Committee determines whether or not to approve the additional fees.
The Audit Committee assures the regular rotation of the audit engagement team partners as required by law.

Part IV
Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 75.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 75.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page E-1.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 28, 2014

METLIFE INSURANCE COMPANY OF CONNECTICUT

By	/s/ Eric T. Steigerwalt
	Name:	Eric T. Steigerwalt
	Title:	Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elizabeth M. Forget	Director	March 28, 2014
Elizabeth M. Forget

/s/ Gene L. Lunman	Director	March 28, 2014
Gene L. Lunman

/s/ Eric T. Steigerwalt	Chairman of the Board, President	March 28, 2014
Eric T. Steigerwalt	and Chief Executive Officer
(Principal Executive Officer)

/s/ Stanley J. Talbi	Executive Vice President and	March 28, 2014
Stanley J. Talbi	Chief Financial Officer
(Principal Financial Officer)

/s/ Peter M. Carlson	Executive Vice President and	March 28, 2014
Peter M. Carlson	Chief Accounting Officer
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

3.3
Certificate of Correction to the Certificate of Amendment, filed April 9, 2007. (Incorporated by reference to Exhibit 3.3 to MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

3.4	By-laws of MetLife Insurance Company of Connecticut, as effective October 20, 1994. (Incorporated by reference to Exhibit 3.4 to the 2010 Annual Report).

4.1
Service Agreement and Indemnity Combination Coinsurance and Modified Coinsurance Agreement of Certain Life Insurance Policies (effective as of January 1, 2014), between MetLife Insurance Company of Connecticut and Metropolitan Life Insurance Company (Treaty #20132).

4.2
Service Agreement and Indemnity Combination Coinsurance and Modified Coinsurance Agreement of Certain Annuity Contracts (effective as of January 1, 2014), between MetLife Insurance Company of Connecticut and Metropolitan Life Insurance Company (Treaty #20176).

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