Form 10-Q
period 2014-03-31
MetLife Insurance CO of Connecticut
filed 2014-05-14
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At May 14, 2014, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares were owned directly by MetLife, Inc. and the remaining 4,595,317 shares were owned by MetLife Investors Group, Inc., a wholly-owned subsidiary of MetLife, Inc.
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

Part I — Financial Information
Item 1.  Financial Statements
MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2014 (Unaudited) and December 31, 2013
(In millions, except share and per share data)

	March 31, 2014	December 31, 2013
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $43,937 and $43,477, respectively)	$46,787	$45,252
Equity securities available-for-sale, at estimated fair value (cost: $397 and $397, respectively)	430	418
Mortgage loans (net of valuation allowances of $33 and $34, respectively; includes $1,140 and $1,598, respectively, at estimated fair value, relating to variable interest entities)	6,982	7,718
Policy loans	1,214	1,219
Real estate and real estate joint ventures	842	754
Other limited partnership interests	2,222	2,130
Short-term investments, principally at estimated fair value	1,810	2,107
Other invested assets, principally at estimated fair value	2,609	2,555
Total investments	62,896	62,153
Cash and cash equivalents, principally at estimated fair value	1,843	746
Accrued investment income (includes $7 and $9, respectively, relating to variable interest entities)	558	542
Premiums, reinsurance and other receivables	21,579	20,609
Deferred policy acquisition costs and value of business acquired	4,395	4,730
Current income tax recoverable	222	192
Goodwill	381	493
Other assets	785	794
Separate account assets	98,005	97,780
Total assets	$190,664	$188,039
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$28,455	$27,991
Policyholder account balances	33,055	33,453
Other policy-related balances	3,194	3,164
Payables for collateral under securities loaned and other transactions	7,764	6,451
Long-term debt (includes $1,000 and $1,461, respectively, at estimated fair value, relating to variable interest entities)	1,790	2,251
Deferred income tax liability	1,688	1,385
Other liabilities (includes $6 and $7, respectively, relating to variable interest entities)	7,353	6,776
Separate account liabilities	98,005	97,780
Total liabilities	181,304	179,251
Contingencies, Commitments and Guarantees (Note 11)
Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at March 31, 2014 and December 31, 2013	86	86
Additional paid-in capital	6,737	6,737
Retained earnings	982	1,076
Accumulated other comprehensive income (loss)	1,555	889
Total stockholders’ equity	9,360	8,788
Total liabilities and stockholders’ equity	$190,664	$188,039
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Revenues
Premiums	$165	$151
Universal life and investment-type product policy fees	589	564
Net investment income	702	730
Other revenues	119	157
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(1)	(2)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	—	(7)
Other net investment gains (losses)	(518)	75
Total net investment gains (losses)	(519)	66
Net derivative gains (losses)	180	113
Total revenues	1,236	1,781
Expenses
Policyholder benefits and claims	420	414
Interest credited to policyholder account balances	239	264
Other expenses	720	408
Total expenses	1,379	1,086
Income (loss) before provision for income tax	(143)	695
Provision for income tax expense (benefit)	(49)	230
Net income (loss)	$(94)	$465
Comprehensive income (loss)	$572	$51
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)
(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Total Stockholders’ Equity
Balance at December 31, 2013	$86	$6,737	$1,076	$938	$(26)	$(23)	$8,788
Net income (loss)			(94)				(94)
Other comprehensive income (loss), net of income tax				658	2	6	666
Balance at March 31, 2014	$86	$6,737	$982	$1,596	$(24)	$(17)	$9,360

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Total Stockholders’ Equity
Balance at December 31, 2012	$86	$6,718	$1,356	$2,487	$(38)	$(49)	$10,560
Net income (loss)			465				465
Other comprehensive income (loss), net of income tax				(367)	9	(56)	(414)
Balance at March 31, 2013	$86	$6,718	$1,821	$2,120	$(29)	$(105)	$10,611
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in) operating activities	$616	$460
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	4,388	4,037
Equity securities	14	24
Mortgage loans	867	373
Real estate and real estate joint ventures	1	3
Other limited partnership interests	37	27
Purchases of:
Fixed maturity securities	(5,064)	(5,275)
Equity securities	(9)	(63)
Mortgage loans	(119)	(132)
Real estate and real estate joint ventures	(89)	(32)
Other limited partnership interests	(61)	(131)
Cash received in connection with freestanding derivatives	46	30
Cash paid in connection with freestanding derivatives	(45)	(218)
Net change in policy loans	5	4
Net change in short-term investments	294	215
Net change in other invested assets	(5)	(21)
Net cash provided by (used in) investing activities	260	(1,159)
Cash flows from financing activities
Policyholder account balances:
Deposits	4,057	4,296
Withdrawals	(4,678)	(3,638)
Net change in payables for collateral under securities loaned and other transactions	1,313	701
Long-term debt repaid	(459)	(246)
Financing element on certain derivative instruments	(13)	(17)
Net cash provided by (used in) financing activities	220	1,096
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	1	(16)
Change in cash and cash equivalents	1,097	381
Cash and cash equivalents, beginning of period	746	895
Cash and cash equivalents, end of period	$1,843	$1,276
Supplemental disclosures of cash flow information:
Net cash paid (received) for:
Interest	$21	$37
Income tax	$2	$17
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
In 2013, MetLife announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company (the “Mergers”). The companies to be merged are MetLife Insurance Company of Connecticut, MLI-USA and MetLife Investors Insurance Company (“MLIIC”), each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MetLife Insurance Company of Connecticut, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013. Effective January 1, 2014, following receipt of New York State Department of Financial Services approval, MetLife Insurance Company of Connecticut withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MetLife Insurance Company of Connecticut reinsured with Metropolitan Life Insurance Company (“MLIC”), an affiliate, all existing New York insurance policies and annuity contracts that include a separate account feature. See Note 12. On December 31, 2013, MetLife Insurance Company of Connecticut deposited investments with an estimated fair market value of $6.3 billion into a custodial account, which became restricted to secure MetLife Insurance Company of Connecticut’s remaining New York policyholder liabilities not covered by such reinsurance on January 1, 2014. The Mergers are expected to occur in the fourth quarter of 2014, subject to regulatory approvals.
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
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the 2014 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.
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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2013 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2013 Annual Report.
Adoption of New Accounting Pronouncements
Effective January 1, 2014, the Company adopted new guidance regarding reporting of discontinued operations and disclosures of disposals of components of an entity. The guidance increases the threshold for a disposal to qualify as a discontinued operation, expands the disclosures for discontinued operations and requires new disclosures for certain disposals that do not meet the definition of a discontinued operation. Disposals must now represent a strategic shift that has or will have a major effect on the entity’s operations and financial results to qualify as discontinued operations. As discussed in Note 3, the Company has entered into a definitive agreement to sell its wholly-owned subsidiary, MetLife Assurance Limited (“MAL”). As a result of the adoption of this new guidance, the results of operations of MAL and the estimated loss on sale have been included in income from continuing operations.
Effective January 1, 2014, the Company adopted new guidance regarding the presentation of an unrecognized tax benefit. The new guidance requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, when the carryforwards are not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the applicable tax law does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with the related deferred tax asset. The adoption was prospectively applied and did not have a material impact on the Company’s consolidated financial statements.
Effective January 1, 2014, the Company adopted new guidance regarding foreign currency that requires an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. The new guidance did not have a material impact on the financial statements upon adoption.
Effective January 1, 2014, the Company adopted new guidance regarding liabilities that requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the amendments require an entity to disclose the nature and amount of the obligation, as well as other information about the obligation. The new guidance did not have a material impact on the financial statements upon adoption.
Future Adoption of New Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board issued new guidance regarding investments (Accounting Standards Update 2014-01, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects). This guidance is applicable to investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Under the guidance, an entity that meets certain conditions is permitted to make an accounting policy election to amortize the initial cost of its investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance on the statement of operations as a component of income tax expense (benefit). The new guidance is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, and should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments, various business activities including start-up businesses, run-off businesses, the Company’s ancillary international operations, interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Start-up businesses include direct and digital marketing products. Corporate & Other also includes the elimination of intersegment amounts.
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
Operating revenues and operating expenses exclude results of discontinued operations and other businesses that have been or will be sold or exited by the Company (“Divested Businesses”). Operating revenues also excludes net investment gains (losses) and net derivative gains (losses). Operating expenses also excludes goodwill impairments.
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

2. Segment Information (continued)

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
In the first quarter of 2014, MetLife began reporting the operations of MAL as divested business. See Note 3. Consequently, the results for Corporate Benefit Funding and Corporate & Other have decreased by $5 million, net of $3 million of income tax, and $3 million, net of $2 million of income tax, respectively, for the three months ended March 31, 2013.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2014 and 2013. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
Three Months Ended March 31, 2014	Retail	Corporate Benefit Funding (1)	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$216	$(65)	$14	$165	$—	$165
Universal life and investment-type product policy fees	542	8	—	550	39	589
Net investment income	406	235	35	676	26	702
Other revenues	117	2	—	119	—	119
Net investment gains (losses)	—	—	—	—	(519)	(519)
Net derivative gains (losses)	—	—	—	—	180	180
Total revenues	1,281	180	49	1,510	(274)	1,236
Expenses
Policyholder benefits and claims	320	26	(1)	345	75	420
Interest credited to policyholder account balances	209	30	—	239	—	239
Capitalization of DAC	(58)	—	(16)	(74)	—	(74)
Amortization of DAC and VOBA	169	—	8	177	139	316
Interest expense on debt	—	—	17	17	18	35
Other expenses	414	7	18	439	4	443
Total expenses	1,054	63	26	1,143	236	1,379
Provision for income tax expense (benefit)	78	41	(13)	106	(155)	(49)
Operating earnings	$149	$76	$36	261
Adjustments to:
Total revenues				(274)
Total expenses				(236)
Provision for income tax (expense) benefit				155
Net income (loss)				$(94)		$(94)
____________

(1)	Premiums and policyholder benefits and claims both include ($87) million of ceded reinsurance with MLIC, related to the Mergers. See Note 12.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
Three Months Ended March 31, 2013	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$74	$20	$9	$103	$48	$151
Universal life and investment-type product policy fees	521	9	—	530	34	564
Net investment income	400	251	32	683	47	730
Other revenues	156	1	—	157	—	157
Net investment gains (losses)	—	—	—	—	66	66
Net derivative gains (losses)	—	—	—	—	113	113
Total revenues	1,151	281	41	1,473	308	1,781
Expenses
Policyholder benefits and claims	146	127	9	282	132	414
Interest credited to policyholder account balances	229	37	—	266	(2)	264
Capitalization of DAC	(148)	(2)	(4)	(154)	—	(154)
Amortization of DAC and VOBA	114	2	—	116	(90)	26
Interest expense on debt	—	—	17	17	34	51
Other expenses	466	8	7	481	4	485
Total expenses	807	172	29	1,008	78	1,086
Provision for income tax expense (benefit)	120	38	(11)	147	83	230
Operating earnings	$224	$71	$23	318
Adjustments to:
Total revenues				308
Total expenses				(78)
Provision for income tax (expense) benefit				(83)
Net income (loss)				$465		$465

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2014	December 31, 2013
	(In millions)
Retail	$147,375	$146,515
Corporate Benefit Funding	31,281	30,822
Corporate & Other	12,008	10,702
Total	$190,664	$188,039
3.  Pending Disposition
On February 14, 2014, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, MAL, for an expected gross consideration of $705 million (£424 million) in cash. The transaction is expected to close in the second quarter of 2014, subject to satisfaction of customary closing conditions. As a result of this agreement, an expected loss of $547 million ($386 million, net of income tax), which includes a reduction to goodwill of $112 million, was recorded for the three months ended March 31, 2014, and is reflected within net investment gains (losses) on the consolidated statement of operations and comprehensive income (loss). MAL’s results of operations are included in continuing operations and were historically reported in the Corporate Benefit Funding segment. See Note 2.
The carrying amount of major classes of assets and liabilities related to the MAL disposition were as follows at:

March 31, 2014
(In millions)
Total investments	$5,028
Total assets	$5,347

Other liabilities (1)	$741
Future policy benefits	$3,645
Total liabilities	$4,508
__________________

(1)	Includes an estimate of $435 million ($292 million, net of income tax) related to the loss on sale.
4.  Insurance
Guarantees
As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report, the Company issues variable annuity products with guaranteed minimum benefits. The non-life contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of certain GMIBs that does not require annuitization are accounted for as embedded derivatives in PABs and are further discussed in Note 6.
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

4. Insurance (continued)

Universal and Variable Life Contracts
Defined as the guarantee amount less the account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.
The amounts in the table below include direct business, but exclude offsets from hedging or reinsurance, if any. As discussed in Note 6 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report, the Company has reinsured 100% of the living and death benefit guarantees associated with variable annuities issued since 2006 to an affiliated reinsurer, and certain portions of living and death benefit guarantees associated with variable annuities issued prior to 2006 to affiliated and unaffiliated reinsurers. Therefore, the NARs presented below reflect the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company.
Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	March 31, 2014		December 31, 2013
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value	$100,528	$57,073	$100,420	$57,041
Separate account value	$95,802	$55,884	$95,637	$55,805
Net amount at risk	$2,220	$624	$2,230	$562
Average attained age of contractholders	64 years	65 years	64 years	64 years

	March 31, 2014	December 31, 2013
	Secondary Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$6,469	$6,360
Net amount at risk	$91,173	$91,264
Average attained age of policyholders	58 years	58 years
____________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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

	March 31, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities
U.S. corporate	$15,624	$1,397	$128	$—	$16,893	$15,779	$1,130	$207	$—	$16,702
Foreign corporate	7,961	565	46	—	8,480	8,111	485	79	—	8,517
U.S. Treasury and agency	8,944	637	101	—	9,480	8,188	334	228	—	8,294
RMBS	4,786	225	53	38	4,920	4,587	201	59	41	4,688
State and political subdivision	2,125	217	25	—	2,317	2,147	139	62	—	2,224
ABS	1,972	37	10	—	1,999	2,081	32	12	—	2,101
CMBS	1,490	54	3	—	1,541	1,546	62	4	—	1,604
Foreign government	1,035	134	12	—	1,157	1,038	103	19	—	1,122
Total fixed maturity securities	$43,937	$3,266	$378	$38	$46,787	$43,477	$2,486	$670	$41	$45,252
Equity securities
Non-redeemable preferred stock	$236	$11	$21	$—	$226	$236	$9	$28	$—	$217
Common stock	161	51	8	—	204	161	40	—	—	201
Total equity securities	$397	$62	$29	$—	$430	$397	$49	$28	$—	$418
The Company held non-income producing fixed maturity securities with an estimated fair value of $19 million and $30 million with unrealized gains (losses) of $5 million and $6 million at March 31, 2014 and December 31, 2013, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at:

	March 31, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$3,233	$3,262	$2,934	$2,966
Due after one year through five years	9,414	9,847	8,895	9,301
Due after five years through ten years	7,096	7,705	7,433	7,970
Due after ten years	15,946	17,513	16,001	16,622
Subtotal	35,689	38,327	35,263	36,859
Structured securities (RMBS, ABS and CMBS)	8,248	8,460	8,214	8,393
Total fixed maturity securities	$43,937	$46,787	$43,477	$45,252

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

5. Investments (continued)

Continuous Gross Unrealized Losses for Fixed Maturity and Equity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity and equity securities AFS in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position.

	March 31, 2014				December 31, 2013
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$1,551	$60	$575	$68	$2,526	$141	$470	$66
Foreign corporate	1,015	34	173	12	1,520	70	135	9
U.S. Treasury and agency	2,220	101	—	—	3,825	228	—	—
RMBS	1,152	52	299	39	996	35	457	65
State and political subdivision	158	11	60	14	630	44	64	18
ABS	453	4	104	6	680	5	104	7
CMBS	173	3	7	—	143	4	7	—
Foreign government	104	6	61	6	264	19	1	—
Total fixed maturity securities	$6,826	$271	$1,279	$145	$10,584	$546	$1,238	$165
Equity securities
Non-redeemable preferred stock	$120	$15	$22	$6	$105	$21	$33	$7
Common stock	4	1	—	7	3	—	7	—
Total equity securities	$124	$16	$22	$13	$108	$21	$40	$7
Total number of securities in an unrealized loss position	844		261		1,081		297
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
As described more fully in Notes 1 and 7 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities, equity securities and perpetual hybrid securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired at March 31, 2014. Future other-than-temporary impairment (“OTTI”) will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $295 million during the three months ended March 31, 2014 from $711 million to $416 million. The decrease in gross unrealized losses for the three months ended March 31, 2014, was primarily attributable to a decrease in interest rates, and to a lesser extent narrowing credit spreads.
At March 31, 2014, $45 million of the total $416 million of gross unrealized losses were from 16 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $45 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $33 million, or 73%, are related to gross unrealized losses on 13 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Below Investment Grade Fixed Maturity Securities
Of the $45 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $12 million, or 27%, are related to gross unrealized losses on three below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over unemployment levels and valuations of residential real estate supporting non-agency RMBS. Management evaluates non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security.
Equity Securities
Gross unrealized losses on equity securities increased $1 million during the three months ended March 31, 2014 from $28 million to $29 million. Of the $29 million, $4 million were from two equity securities with gross unrealized losses of 20% or more of cost for 12 months or greater, all of which were financial services industry investment grade non-redeemable preferred stock, of which 39% were rated A or better.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2014		December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans:
Commercial	$4,604	66.0%	$4,869	63.1%
Agricultural	1,271	18.2	1,285	16.6
Subtotal	5,875	84.2	6,154	79.7
Valuation allowances	(33)	(0.5)	(34)	(0.4)
Subtotal mortgage loans, net	5,842	83.7	6,120	79.3
Commercial mortgage loans held by CSEs — fair value option (“FVO”)	1,140	16.3	1,598	20.7
Total mortgage loans, net	$6,982	100.0%	$7,718	100.0%
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

	March 31, 2014			December 31, 2013
	Commercial	Agricultural	Total	Commercial	Agricultural	Total
	(In millions)
Mortgage loans:
Evaluated individually for credit losses	$73	$3	$76	$72	$4	$76
Evaluated collectively for credit losses	4,531	1,268	5,799	4,797	1,281	6,078
Total mortgage loans	4,604	1,271	5,875	4,869	1,285	6,154
Valuation allowances:
Specific credit losses	8	—	8	7	—	7
Non-specifically identified credit losses	21	4	25	23	4	27
Total valuation allowances	29	4	33	30	4	34
Mortgage loans, net of valuation allowance	$4,575	$1,267	$5,842	$4,839	$1,281	$6,120

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended March 31,
	2014			2013
	Commercial	Agricultural	Total	Commercial	Agricultural	Total
	(In millions)
Balance, beginning of period	$30	$4	$34	$32	$3	$35
Provision (release)	(1)	—	(1)	—	—	—
Balance, end of period	$29	$4	$33	$32	$3	$35

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans, were as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
March 31, 2014
Loan-to-value ratios:
Less than 65%	$3,741	$109	$121	$3,971	86.3%	$4,257	87.1%
65% to 75%	452	—	27	479	10.4	484	9.9
76% to 80%	80	12	—	92	2.0	92	1.9
Greater than 80%	36	26	—	62	1.3	53	1.1
Total	$4,309	$147	$148	$4,604	100.0%	$4,886	100.0%

December 31, 2013
Loan-to-value ratios:
Less than 65%	$3,754	$125	$107	$3,986	81.9%	$4,224	82.8%
65% to 75%	700	—	27	727	14.9	736	14.4
76% to 80%	80	13	—	93	1.9	93	1.8
Greater than 80%	37	26	—	63	1.3	53	1.0
Total	$4,571	$164	$134	$4,869	100.0%	$5,106	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans, were as follows at:

	March 31, 2014		December 31, 2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$1,196	94.1%	$1,215	94.6%
65% to 75%	75	5.9	70	5.4
Total	$1,271	100.0%	$1,285	100.0%
The estimated fair value of agricultural mortgage loans was $1.3 billion at both March 31, 2014 and December 31, 2013.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2014 and December 31, 2013. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had one commercial mortgage loan in non-accrual status with a recorded investment of $22 million at both March 31, 2014 and December 31, 2013. The Company had no agricultural mortgage loans past due or in non-accrual status at both March 31, 2014 and December 31, 2013.
Impaired Mortgage Loans
Impaired mortgage loans including those modified in a troubled debt restructuring, by portfolio segment, were as follows at:

	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value
	(In millions)
March 31, 2014
Commercial	$22	$22	$8	$14	$52	$51	$74	$65
Agricultural (1)	4	3	—	3	—	—	4	3
Total	$26	$25	$8	$17	$52	$51	$78	$68
December 31, 2013
Commercial	$22	$22	$7	$15	$52	$50	$74	$65
Agricultural (1)	4	4	—	4	—	—	4	4
Total	$26	$26	$7	$19	$52	$50	$78	$69
____________

(1)	Valuation allowance on agricultural mortgage loans was less than $1 million at both March 31, 2014 and December 31, 2013.
Unpaid principal balance is generally prior to any charge-offs.
The average recorded investment in impaired mortgage loans, including those modified in a troubled debt restructuring, and the related interest income, which is primarily recognized on a cash basis, by portfolio segment, was:

	Impaired Mortgage Loans
	Three Months Ended March 31,
	2014		2013
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(In millions)
Commercial	$72	$—	$74	$1
Agricultural	4	—	—	—
Total	$76	$—	$74	$1
Mortgage Loans Modified in a Troubled Debt Restructuring
There were no mortgage loans modified in a troubled debt restructuring during the three months ended March 31, 2014 and 2013.
During the three months ended March 31, 2014 and 2013, the Company had no mortgage loans with subsequent payment defaults that were modified in a troubled debt restructuring during the previous 12 months. Payment default is determined in the same manner as delinquency status as described above.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $1.5 billion and $469 million at March 31, 2014 and December 31, 2013, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Net Unrealized Investment Gains (Losses)
The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss) (“AOCI”), were as follows:

	March 31, 2014	December 31, 2013
	(In millions)
Fixed maturity securities	$2,891	$1,819
Fixed maturity securities with noncredit OTTI losses in AOCI	(38)	(41)
Total fixed maturity securities	2,853	1,778
Equity securities	32	15
Derivatives	103	39
Short-term investments	—	1
Other	(61)	(71)
Subtotal	2,927	1,762
Amounts allocated from:
Insurance liability loss recognition	(77)	—
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)	(1)
DAC and VOBA	(366)	(274)
Subtotal	(444)	(275)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	15	16
Deferred income tax benefit (expense)	(926)	(591)
Net unrealized investment gains (losses)	$1,572	$912
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
	(In millions)
Balance, beginning of period	$(41)	$(64)
Noncredit OTTI losses and subsequent changes recognized (1)	—	11
Securities sold with previous noncredit OTTI loss	2	21
Subsequent changes in estimated fair value	1	(9)
Balance, end of period	$(38)	$(41)
____________

(1)	Noncredit OTTI losses and subsequent changes recognized, net of DAC, were ($3) million and $7 million for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2014
(In millions)
Balance, beginning of period	$912
Fixed maturity securities on which noncredit OTTI losses have been recognized	3
Unrealized investment gains (losses) during the period	1,162
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(77)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	—
DAC and VOBA	(92)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(1)
Deferred income tax benefit (expense)	(335)
Balance, end of period	$1,572
Change in net unrealized investment gains (losses)	$660

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s stockholders’ equity, other than the U.S. government and its agencies, at both March 31, 2014 and December 31, 2013.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2014	December 31, 2013
	(In millions)
Securities on loan: (1)
Amortized cost	$6,889	$5,931
Estimated fair value	$7,253	$5,984
Cash collateral on deposit from counterparties (2)	$7,363	$6,140
Security collateral on deposit from counterparties (3)	$63	$—
Reinvestment portfolio — estimated fair value	$7,397	$6,145
____________

(1)	Included within fixed maturity securities, short-term investments, cash and cash equivalents and equity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or repledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for cash and cash equivalents, short-term investments and fixed maturity securities and at carrying value for mortgage loans at:

	March 31, 2014	December 31, 2013
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$6,644	$56
Invested assets pledged as collateral (2)	1,934	1,901
Total invested assets on deposit and pledged as collateral	$8,578	$1,957
____________

(1)	See Note 1 for information about invested assets that became restricted when MetLife Insurance Company of Connecticut withdrew its New York license on January 1, 2014.

(2)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report) and derivative transactions (see Note 6).

See “— Securities Lending” for securities on loan.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Variable Interest Entities
The Company has invested in certain structured transactions (including CSEs), that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity.
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
Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at March 31, 2014 and December 31, 2013. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	March 31, 2014	December 31, 2013
	(In millions)
CSEs: (1)
Assets:
Mortgage loans (commercial mortgage loans)	$1,140	$1,598
Accrued investment income	7	9
Total assets	$1,147	$1,607
Liabilities:
Long-term debt	$1,000	$1,461
Other liabilities	6	7
Total liabilities	$1,006	$1,468
____________

(1)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $122 million and $120 million at estimated fair value at March 31, 2014 and December 31, 2013, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $18 million and $34 million for the three months ended March 31, 2014 and 2013, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2014		December 31, 2013
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, ABS and CMBS) (2)	$8,460	$8,460	$8,393	$8,393
U.S. and foreign corporate	599	599	468	468
Other limited partnership interests	1,707	2,169	1,651	2,077
Real estate joint ventures	41	45	41	45
Other invested assets	17	37	9	44
Total	$10,824	$11,310	$10,562	$11,027
____________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests, real estate joint ventures and other invested assets is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the three months ended March 31, 2014 and 2013.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Investment income:
Fixed maturity securities	$492	$542
Equity securities	4	2
Mortgage loans	77	82
Policy loans	14	14
Real estate and real estate joint ventures	23	8
Other limited partnership interests	97	79
Cash, cash equivalents and short-term investments	1	2
International joint ventures	—	(8)
Other	(4)	—
Subtotal	704	721
Less: Investment expenses	24	28
Subtotal, net	680	693
FVO CSEs — interest income: Commercial mortgage loans	22	37
Net investment income	$702	$730
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Finance	$—	$(3)
Consumer	(1)	—
Total U.S. and foreign corporate securities	(1)	(3)
RMBS	—	(6)
OTTI losses on fixed maturity securities recognized in earnings	(1)	(9)
Fixed maturity securities — net gains (losses) on sales and disposals	17	73
Total gains (losses) on fixed maturity securities	16	64
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	—	(3)
OTTI losses on equity securities recognized in earnings	—	(3)
Equity securities — net gains (losses) on sales and disposals	4	3
Total gains (losses) on equity securities	4	—
Mortgage loans	8	(1)
Real estate and real estate joint ventures	(2)	(1)
Other limited partnership interests	(2)	—
Other investment portfolio gains (losses)	1	2
Subtotal — investment portfolio gains (losses)	25	64
FVO CSEs — changes in estimated fair value subsequent to consolidation:
Commercial mortgage loans	1	(13)
Long-term debt — related to commercial mortgage loans	1	22
Non-investment portfolio gains (losses) (1)	(546)	(7)
Subtotal FVO CSEs and non-investment portfolio gains (losses)	(544)	2
Total net investment gains (losses)	$(519)	$66
____________

(1)	Non-investment portfolio gain (losses) for the three months ended March 31, 2014 includes a loss of $547 million related to the disposition of MAL. See Note 3.
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $2 million and ($6) million for the three months ended March 31, 2014 and 2013, respectively.

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

	Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$3,507	$2,580	$11	$25	$3,518	$2,605
Gross investment gains	$38	$89	$4	$4	$42	$93
Gross investment losses	(21)	(16)	—	(1)	(21)	(17)
Total OTTI losses:
Credit-related	(1)	(6)	—	—	(1)	(6)
Other (1)	—	(3)	—	(3)	—	(6)
Total OTTI losses	(1)	(9)	—	(3)	(1)	(12)
Net investment gains (losses)	$16	$64	$4	$—	$20	$64
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

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2014	2013
	(In millions)
Balance, beginning of period	$57	$59
Additions:
Additional impairments — credit loss OTTI recognized on securities previously impaired	—	7
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(2)	(6)
Balance, end of period	$55	$60
Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$354	$13
Amortized cost of invested assets transferred to affiliates	$333	$12
Net investment gains (losses) recognized on transfers	$21	$1
Estimated fair value of invested assets transferred from affiliates	$35	$6

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

The Company receives investment administrative services from an affiliate. The related investment administrative service charges were $14 million and $17 million for the three months ended March 31, 2014 and 2013, respectively. The Company also had additional affiliated net investment income (loss) of less than $1 million for both the three months ended March 31, 2014 and 2013.
Below is a summary of certain affiliated loans, which are more fully described in Note 7 of the Notes of the Consolidated Financial Statements included in the 2013 Annual Report.
The Company has affiliated loans outstanding to wholly-owned real estate subsidiaries of an affiliate, MLIC, which are included in mortgage loans, with a carrying value of $363 million and $364 million at March 31, 2014 and December 31, 2013, respectively. These affiliated loans are secured by interests in the real estate subsidiaries, which own operating real estate with a fair value in excess of the loans. Net investment income from these loans was $5 million and $4 million for the three months ended March 31, 2014 and 2013, respectively.
The Company has affiliated loans outstanding to MetLife, which are included in other invested assets, totaling $430 million at both March 31, 2014 and December 31, 2013. Net investment income from these loans was $6 million for both the three months ended March 31, 2014 and 2013, respectively.
The Company committed to lend up to $1.8 billion to Exeter, an affiliate, pursuant to a note purchase agreement. Pursuant to the agreement, MetLife Insurance Company of Connecticut committed to purchase up to $1.3 billion of notes and MLI-USA committed to purchase up to $438 million of notes through December 31, 2014. The notes will be due not later than three years after issuance. The repayment of any notes issued pursuant to this agreement is guaranteed by MetLife. Pursuant to this agreement, the Company issued loans to Exeter which are included in other invested assets, totaling $500 million at both March 31, 2014 and December 31, 2013. The loans of $375 million, issued by MetLife Insurance Company of Connecticut and $125 million, issued by MLI-USA, are both due October 15, 2015, and bear interest, payable semi-annually, at 2.47%.  Net investment income from these loans was $3 million for the three months ended March 31, 2014. There was no investment income from these loans for the three months ended March 31, 2013.  The remaining total commitment to lend is $1.2 billion with $925 million committed by MetLife Insurance Company of Connecticut and $313 million committed by MLI-USA at March 31, 2014.
6.  Derivatives
Accounting for Derivatives
Freestanding Derivatives
Freestanding derivatives are carried on the Company’s balance sheet either as assets within other invested assets or as liabilities within other liabilities at estimated fair value. The Company does not offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement.
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

6. Derivatives (continued)

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

The changes in estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported on the statement of operations within interest income or interest expense to match the location of the hedged item.
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
When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried on the balance sheet at its estimated fair value, with changes in estimated fair value recognized in net derivative gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in OCI related to discontinued cash flow hedges are released into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.
When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried on the balance sheet at its estimated fair value, with changes in estimated fair value recognized currently in net derivative gains (losses). Deferred gains and losses of a derivative recorded in OCI pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in net derivative gains (losses).
In all other situations in which hedge accounting is discontinued, the derivative is carried at its estimated fair value on the balance sheet, with changes in its estimated fair value recognized in the current period as net derivative gains (losses).

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

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
Such embedded derivatives are carried on the balance sheet at estimated fair value with the host contract and changes in their estimated fair value are generally reported in net derivative gains (losses). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income if that contract contains an embedded derivative that requires bifurcation. At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.
See Note 7 for information about the fair value hierarchy for derivatives.
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

6. Derivatives (continued)

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
Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2014			December 31, 2013
	Primary Underlying Risk Exposure	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$431	$9	$4	$436	$5	$10
Foreign currency swaps	Foreign currency exchange rate	122	—	12	122	—	13
Subtotal		553	9	16	558	5	23
Cash flow hedges:
Interest rate swaps	Interest rate	527	26	10	537	6	32
Interest rate forwards	Interest rate	230	20	—	245	3	4
Foreign currency swaps	Foreign currency exchange rate	548	25	33	544	25	35
Subtotal		1,305	71	43	1,326	34	71
Total qualifying hedges		1,858	80	59	1,884	39	94
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	21,420	924	397	22,262	881	441
Interest rate floors	Interest rate	17,604	100	94	17,604	103	99
Interest rate caps	Interest rate	7,901	23	—	9,651	36	—
Interest rate futures	Interest rate	1,988	—	1	1,443	—	3
Foreign currency swaps	Foreign currency exchange rate	787	49	33	882	52	41
Foreign currency forwards	Foreign currency exchange rate	59	—	1	56	—	1
Credit default swaps — purchased	Credit	172	—	1	157	—	1
Credit default swaps — written	Credit	2,253	34	—	2,243	38	—
Equity futures	Equity market	849	—	8	778	—	3
Equity options	Equity market	3,773	284	53	3,597	305	42
Variance swaps	Equity market	2,510	7	103	2,270	6	94
TRRs	Equity market	476	—	13	462	—	22
Total non-designated or non-qualifying derivatives		59,792	1,421	704	61,405	1,421	747
Total		$61,650	$1,501	$763	$63,289	$1,460	$841

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

Based on notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2014 and December 31, 2013. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Derivatives and hedging gains (losses) (1)	$66	$(140)
Embedded derivatives	114	253
Total net derivative gains (losses)	$180	$113
____________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Qualifying hedges:
Net investment income	$—	$1
Interest credited to policyholder account balances	—	1
Non-qualifying hedges:
Net derivative gains (losses)	33	16
Policyholder benefits and claims	1	(7)
Total	$34	$11

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

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended March 31, 2014
Interest rate derivatives	$81	$—	$12
Foreign currency exchange rate derivatives	6	—	—
Credit derivatives — written	(2)	—	—
Equity derivatives	(57)	(3)	(5)
Total	$28	$(3)	$7
Three Months Ended March 31, 2013
Interest rate derivatives	$22	$—	$2
Foreign currency exchange rate derivatives	15	—	—
Credit derivatives — written	7	—	—
Equity derivatives	(201)	(2)	(34)
Total	$(157)	$(2)	$(32)
____________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
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
The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended March 31, 2014
Interest rate swaps:	Fixed maturity securities	$—	$—	$—
	Policyholder liabilities (1)	9	(9)	—
Foreign currency swaps:	Foreign-denominated PABs (2)	1	(1)	—
Total		$10	$(10)	$—
Three Months Ended March 31, 2013
Interest rate swaps:	Fixed maturity securities	$1	$(1)	$—
	Policyholder liabilities (1)	(7)	6	(1)
Foreign currency swaps:	Foreign-denominated PABs (2)	(7)	7	—
Total		$(13)	$12	$(1)
____________

(1)	Fixed rate liabilities reported in PABs or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions were not probable of occurring within two months of the anticipated date, the Company reclassified certain amounts from AOCI into net derivative gains (losses). For both of the three months ended March 31, 2014 and 2013, there were no amounts reclassified into net derivative gain (losses) related to such discontinued cash flow hedges.
At both March 31, 2014 and December 31, 2013, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years.
At March 31, 2014 and December 31, 2013, the balance in AOCI associated with cash flow hedges was $103 million and $39 million, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of stockholders’ equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
		(In millions)
Three Months Ended March 31, 2014
Interest rate swaps	$42	$—	$—	$1
Interest rate forwards	20	—	—	1
Foreign currency swaps	2	—	—	—
Total	$64	$—	$—	$2
Three Months Ended March 31, 2013
Interest rate swaps	$(23)	$(1)	$—	$—
Interest rate forwards	(15)	3	1	—
Foreign currency swaps	24	(1)	—	1
Total	$(14)	$1	$1	$1
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2014, the amount of deferred net gains (losses) on derivatives in AOCI that was expected to be reclassified to earnings within the next 12 months was not significant.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $2.3 billion and $2.2 billion at March 31, 2014 and December 31, 2013, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At March 31, 2014 and December 31, 2013, the Company would have received $34 million and $38 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2014			December 31, 2013
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$2	$115	2.3	$3	$115	2.7
Credit default swaps referencing indices	4	650	0.8	6	650	1.1
Subtotal	6	765	1.1	9	765	1.3
Baa
Single name credit default swaps (corporate)	8	446	2.8	8	446	3.0
Credit default swaps referencing indices	17	1,006	4.9	18	996	4.9
Subtotal	25	1,452	4.2	26	1,442	4.3
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	3	36	5.3	3	36	5.0
Subtotal	3	36	5.3	3	36	5.0
Total	$34	$2,253	3.2	$38	$2,243	3.3
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
See Note 7 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2014		December 31, 2013
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$1,495	$752	$1,450	$851
OTC-cleared (1)	48	20	50	9
Exchange-traded	—	9	—	6
Total gross estimated fair value of derivatives (1)	1,543	781	1,500	866
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	1,543	781	1,500	866
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(600)	(600)	(670)	(670)
OTC-cleared	(17)	(17)	(8)	(8)
Exchange-traded	—	—	—	—
Cash collateral: (3)
OTC-bilateral	(324)	—	(216)	—
OTC-cleared	(29)	—	(40)	(1)
Exchange-traded	—	(3)	—	(5)
Securities collateral: (4)
OTC-bilateral	(491)	(143)	(554)	(160)
OTC-cleared	—	(3)	—	—
Exchange-traded	—	(6)	—	(1)
Net amount after application of master netting agreements and collateral	$82	$9	$12	$21
____________

(1)
At March 31, 2014 and December 31, 2013, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $42 million and $40 million, respectively, and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $18 million and $25 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

(3)
Cash collateral received is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2014 and December 31, 2013, the Company received excess cash collateral of $14 million and $21 million, respectively, and provided excess cash collateral of $33 million and $19 million, respectively, which is not included in the table above due to the foregoing limitation.

(4)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at March 31, 2014 none of the collateral had been sold or repledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2014 and December 31, 2013, the Company received excess securities collateral with an estimated fair value of $94 million and $34 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2014 and December 31, 2013, the Company provided excess securities collateral with an estimated fair value of $1 million and $1 million, respectively, for its OTC-bilateral derivatives and $26 million and $29 million, respectively, for its OTC-cleared derivatives, and $35 million and $46 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

		Estimated Fair Value of Collateral Provided:	Fair Value of Incremental Collateral Provided Upon:
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	One Notch Downgrade in the Company’s Financial Strength Rating	Downgrade in the Company’s Financial Strength Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
March 31, 2014	$152	$144	$—	$1
December 31, 2013	$181	$161	$—	$2
____________

(1)	After taking into consideration the existence of netting agreements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

Embedded Derivatives
The Company issues certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, guaranteed minimum accumulation benefits (“GMABs”) and certain GMIBs; affiliated ceded reinsurance of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs; affiliated assumed reinsurance of guaranteed minimum benefits related to GMWBs and certain GMIBs; funds withheld on ceded reinsurance; fixed annuities with equity-indexed returns; and certain debt and equity securities.
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2014	December 31, 2013
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$1,253	$912
Options embedded in debt or equity securities	Investments	(35)	(30)
Net embedded derivatives within asset host contracts		$1,218	$882
Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	PABs	$(1,142)	$(1,232)
Assumed guaranteed minimum benefits	PABs	(12)	(13)
Funds withheld on ceded reinsurance	Other liabilities	161	34
Other	PABs	9	—
Net embedded derivatives within liability host contracts		$(984)	$(1,211)
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Net derivative gains (losses) (1), (2)	$114	$253
____________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were $5 million and ($89) million for the three months ended March 31, 2014 and 2013, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were ($19) million and $118 million for the three months ended March 31, 2014 and 2013, respectively.

(2)	See Note 12 for discussion of affiliated net derivative gains (losses) included in the table above.

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

	March 31, 2014
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$15,493	$1,400	$16,893
Foreign corporate	—	7,757	723	8,480
U.S. Treasury and agency	3,651	5,829	—	9,480
RMBS	—	4,385	535	4,920
State and political subdivision	—	2,317	—	2,317
ABS	—	1,814	185	1,999
CMBS	—	1,439	102	1,541
Foreign government	—	1,157	—	1,157
Total fixed maturity securities	3,651	40,191	2,945	46,787
Equity securities:
Non-redeemable preferred stock	—	137	89	226
Common stock	87	84	33	204
Total equity securities	87	221	122	430
Short-term investments (1)	405	1,243	91	1,739
Mortgage loans held by CSEs — FVO	—	1,140	—	1,140
Other invested assets:
FVO securities	—	10	—	10
Derivative assets: (2)
Interest rate	—	1,056	46	1,102
Foreign currency exchange rate	—	74	—	74
Credit	—	30	4	34
Equity market	—	283	8	291
Total derivative assets	—	1,443	58	1,501
Total other invested assets	—	1,453	58	1,511
Net embedded derivatives within asset host contracts (3)	—	—	1,253	1,253
Separate account assets (4)	286	97,559	160	98,005
Total assets	$4,429	$141,807	$4,629	$150,865
Liabilities
Derivative liabilities: (2)
Interest rate	$1	$497	$8	$506
Foreign currency exchange rate	—	79	—	79
Credit	—	1	—	1
Equity market	8	66	103	177
Total derivative liabilities	9	643	111	763
Net embedded derivatives within liability host contracts (3)	—	—	(984)	(984)
Long-term debt of CSEs — FVO	—	1,000	—	1,000
Total liabilities	$9	$1,643	$(873)	$779

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	December 31, 2013
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$15,454	$1,248	$16,702
Foreign corporate	—	7,783	734	8,517
U.S. Treasury and agency	4,365	3,929	—	8,294
RMBS	—	4,266	422	4,688
State and political subdivision	—	2,224	—	2,224
ABS	—	1,682	419	2,101
CMBS	—	1,532	72	1,604
Foreign government	—	1,122	—	1,122
Total fixed maturity securities	4,365	37,992	2,895	45,252
Equity securities:
Non-redeemable preferred stock	—	136	81	217
Common stock	86	84	31	201
Total equity securities	86	220	112	418
Short-term investments (1)	391	1,671	—	2,062
Mortgage loans held by CSEs — FVO	—	1,598	—	1,598
Other invested assets:
FVO securities	—	9	—	9
Derivative assets: (2)
Interest rate	—	1,011	23	1,034
Foreign currency exchange rate	—	77	—	77
Credit	—	32	6	38
Equity market	—	305	6	311
Total derivative assets	—	1,425	35	1,460
Total other invested assets	—	1,434	35	1,469
Net embedded derivatives within asset host contracts (3)	—	—	912	912
Separate account assets (4)	259	97,368	153	97,780
Total assets	$5,101	$140,283	$4,107	$149,491
Liabilities
Derivative liabilities: (2)
Interest rate	$3	$574	$12	$589
Foreign currency exchange rate	—	90	—	90
Credit	—	1	—	1
Equity market	3	64	94	161
Total derivative liabilities	6	729	106	841
Net embedded derivatives within liability host contracts (3)	—	—	(1,211)	(1,211)
Long-term debt of CSEs — FVO	—	1,461	—	1,461
Total liabilities	$6	$2,190	$(1,105)	$1,091
____________

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

(1)
Short-term investments as presented in the tables above differ from the amounts presented on the consolidated balance sheets because certain short-term investments are not measured at estimated fair value on a recurring basis.

(2)
Derivative assets are presented within other invested assets on the consolidated balance sheets and derivative liabilities are presented within other liabilities on the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within PABs and other liabilities on the consolidated balance sheets. At March 31, 2014 and December 31, 2013, equity securities also included embedded derivatives of ($35) million and ($30) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 15% of the total estimated fair value of Level 3 fixed maturity securities.

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

7. Fair Value (continued)

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
Non-redeemable preferred and common stock
These securities are principally valued using the market approach. Valuations are based principally on observable inputs, including quoted prices in markets that are not considered active.
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
Non-redeemable preferred and common stock
These securities, including privately-held securities and financial services industry hybrid securities classified within equity securities, are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing, discounted cash flow methodologies or other similar techniques using inputs such as comparable credit rating and issuance structure. Certain of these securities are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2 and independent non-binding broker quotations.
Mortgage Loans Held by CSEs — FVO
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

7. Fair Value (continued)

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

7. Fair Value (continued)

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
The Company issues certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and GMIBs contain embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within PABs on the consolidated balance sheets.
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

7. Fair Value (continued)

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
The Company assumed, from an affiliated insurance company, the risk associated with certain GMIBs. These embedded derivatives are included in other policy-related balances on the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on these assumed risks is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.
The Company ceded, to an affiliated reinsurance company, the risk associated with certain of the GMIBs, GMABs and GMWBs described above that are also accounted for as embedded derivatives. In addition to ceding risks associated with guarantees that are accounted for as embedded derivatives, the Company also cedes, to the same affiliated reinsurance company, certain directly written GMIBs that are accounted for as insurance (i.e., not as embedded derivatives), but where the reinsurance agreement contains an embedded derivative. These embedded derivatives are included within premiums, reinsurance and other receivables on the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Investments — Securities, Short-term Investments and Long-term Debt of CSEs.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities on the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.
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

7. Fair Value (continued)

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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at both March 31, 2014 and December 31, 2013, transfers between Levels 1 and 2 were not significant.
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

					March 31, 2014				December 31, 2013				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(5)	-	250	60	(10)	-	240	51	Decrease
			•	Illiquidity premium (4)	30	-	30	30	30	-	30	30	Decrease
			•	Credit spreads (4)	(118)	-	787	191	(112)	-	538	208	Decrease
			•	Offered quotes (5)	99	-	101	100	99	-	100	100	Increase
	•	Market pricing	•	Quoted prices (5)	—	-	118	94					Increase
	•	Consensus pricing	•	Offered quotes (5)	64	-	1,250	465	33	-	103	87	Increase
RMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	(141)	-	1,234	251	(96)	-	2,406	295	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	38	-	107	97	10	-	100	95	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	2	-	78	71	78	-	100	95	Increase (6)
CMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)					341	-	1,879	746	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	1	-	112	101	97	-	104	101	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	13	-	100	100	101	-	101	101	Increase (6)
ABS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	131	-	875	311	30	-	875	319	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	—	-	100	100	—	-	104	101	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	60	-	106	98	58	-	106	98	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	242	-	401		248	-	450		Increase (11)
Credit	•	Present value techniques	•	Credit spreads (8)	99	-	100		98	-	100		Decrease (8)
	•	Consensus pricing	•	Offered quotes (9)
Equity market	•	Present value techniques	•	Volatility (10)	15%	-	23%		17%	-	28%		Increase (11)
Embedded derivatives
Direct and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.10%		0%	-	0.10%		Decrease (12)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (12)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (12)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	100%		0.50%	-	100%		Decrease (13)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (13)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (13)
			•	Utilization rates	20%	-	50%		20%	-	50%		Increase (14)
			•	Withdrawal rates	0.07%	-	10%		0.07%	-	10%		(15)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (16)
			•	Nonperformance risk spread	0.03%	-	1.35%		0.03%	-	0.44%		Decrease (17)
____________

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

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

(9)	At both March 31, 2014 and December 31, 2013, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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

7. Fair Value (continued)

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	RMBS	State and Political Subdivision	ABS	CMBS	Foreign Government
	(In millions)
Three Months Ended March 31, 2014
Balance, beginning of period	$1,248	$734	$422	$—	$419	$72	$—
Total realized/unrealized gains (losses)
included in:
Net income (loss): (1), (2)
Net investment income	1	—	1	—	—	—	—
Net investment gains (losses)	(1)	—	2	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	28	16	2	—	4	—	—
Purchases (3)	23	3	146	—	58	34	—
Sales (3)	(34)	—	(35)	—	(6)	(10)	—
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	186	—	15	—	—	6	—
Transfers out of Level 3 (4)	(51)	(30)	(18)	—	(290)	—	—
Balance, end of period	$1,400	$723	$535	$—	$185	$102	$—
Changes in unrealized gains (losses)
included in net income (loss): (5)
Net investment income	$1	$—	$1	$—	$—	$—	$—
Net investment gains (losses)	$(1)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities			Net Derivatives (6)
	Non - redeemable Preferred Stock	Common Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Three Months Ended March 31, 2014
Balance, beginning of period	$81	$31	$—	$11	$6	$(88)	$2,123	$153
Total realized/unrealized gains (losses)
included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	4	—	—	—	—	—	5
Net derivative gains (losses)	—	—	—	7	(2)	(7)	119	—
OCI	—	(1)	—	21	—	—	—	—
Purchases (3)	—	—	91	—	—	—	—	4
Sales (3)	—	(6)	—	—	—	—	—	(2)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(1)	—	—	(5)	—
Transfers into Level 3 (4)	8	5	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	—
Balance, end of period	$89	$33	$91	$38	$4	$(95)	$2,237	$160
Changes in unrealized gains (losses)
included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$6	$(2)	$(7)	$126	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	RMBS	State and Political Subdivision	ABS	CMBS	Foreign Government
	(In millions)
Three Months Ended March 31, 2013
Balance, beginning of period	$1,434	$868	$278	$25	$343	$125	$3
Total realized/unrealized gains (losses)
included in:
Net income (loss): (1), (2)
Net investment income	3	—	—	—	—	—	—
Net investment gains (losses)	—	(3)	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	28	6	8	—	—	2	(1)
Purchases (3)	47	40	35	—	116	14	—
Sales (3)	(45)	(42)	(10)	—	(11)	(30)	—
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	95	9	8	—	—	14	—
Transfers out of Level 3 (4)	(295)	(92)	(5)	—	(28)	(19)	—
Balance, end of period	$1,267	$786	$314	$25	$420	$106	$2
Changes in unrealized gains (losses)
included in net income (loss): (5)
Net investment income	$3	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(3)	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities			Net Derivatives (6)
	Non- redeemable Preferred Stock	Common Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Three Months Ended March 31, 2013
Balance, beginning of period	$93	$26	$13	$119	$10	$(51)	$2,290	$141
Total realized/unrealized gains (losses)
included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—	—	(2)
Net derivative gains (losses)	—	—	—	5	(2)	(28)	254	—
OCI	4	—	—	(15)	—	—	—	—
Purchases (3)	—	—	393	—	—	—	—	—
Sales (3)	(18)	—	(10)	—	—	—	—	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(3)	—	(7)	6	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	—
Balance, end of period	$79	$26	$396	$106	$8	$(86)	$2,550	$139
Changes in unrealized gains (losses)
included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$(2)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$5	$(2)	$(27)	$260	$—
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

	March 31, 2014	December 31, 2013
	(In millions)
Assets (1)
Unpaid principal balance	$1,068	$1,528
Difference between estimated fair value and unpaid principal balance	72	70
Carrying value at estimated fair value	$1,140	$1,598
Liabilities (1)
Contractual principal balance	$977	$1,436
Difference between estimated fair value and contractual principal balance	23	25
Carrying value at estimated fair value	$1,000	$1,461
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

	At March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$17	$17	$—	$—
Other limited partnership interests (2)	$4	$1	$(2)	$—
Real estate joint ventures (3)	$—	$1	$—	$(1)
____________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both March 31, 2014 and 2013 were not significant.

(3)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include several real estate funds that typically invest primarily in commercial real estate. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next one to 10 years. Unfunded commitments for these investments at both March 31, 2014 and 2013 were not significant.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2014
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$5,842	$—	$—	$6,195	$6,195
Policy loans	$1,214	$—	$869	$411	$1,280
Real estate joint ventures	$54	$—	$—	$107	$107
Other limited partnership interests	$75	$—	$—	$99	$99
Other invested assets	$931	$—	$1,007	$—	$1,007
Premiums, reinsurance and other receivables	$6,478	$—	$37	$7,034	$7,071
Liabilities
PABs	$20,301	$—	$—	$21,472	$21,472
Long-term debt	$790	$—	$1,031	$—	$1,031
Other liabilities	$334	$—	$170	$164	$334
Separate account liabilities	$1,452	$—	$1,452	$—	$1,452

	December 31, 2013
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$6,120	$—	$—	$6,427	$6,427
Policy loans	$1,219	$—	$872	$407	$1,279
Real estate joint ventures	$55	$—	$—	$98	$98
Other limited partnership interests	$78	$—	$—	$89	$89
Other invested assets	$931	$—	$995	$—	$995
Premiums, reinsurance and other receivables	$5,928	$—	$24	$6,282	$6,306
Liabilities
PABs	$20,875	$—	$—	$21,987	$21,987
Long-term debt	$790	$—	$1,009	$—	$1,009
Other liabilities	$258	$—	$96	$162	$258
Separate account liabilities	$1,448	$—	$1,448	$—	$1,448
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

7. Fair Value (continued)

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

7. Fair Value (continued)

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
8.  Goodwill
During the three months ended March 31, 2014, in connection with the anticipated sale of MAL, goodwill in the Corporate Benefit Funding segment was reduced by $112 million. See Note 3. This goodwill was allocated to MAL based on the relative fair value of MAL to the estimated fair value of the Corporate Benefit Funding segment in total. The Company tested the remaining goodwill in the Corporate Benefit Funding segment for impairment and concluded that the fair value was in excess of the carrying value and therefore, it was not impaired.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9.  Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI, net of income tax, was as follows:

	Three Months Ended March 31, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$885	$27	$(23)	$889
OCI before reclassifications	960	64	7	1,031
Income tax expense (benefit)	(323)	(22)	(1)	(346)
OCI before reclassifications, net of income tax	1,522	69	(17)	1,574
Amounts reclassified from AOCI	(28)	—	—	(28)
Income tax expense (benefit)	9	—	—	9
Amounts reclassified from AOCI, net of income tax	(19)	—	—	(19)
Balance, end of period	$1,503	$69	$(17)	$1,555

	Three Months Ended March 31, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$2,291	$158	$(49)	$2,400
OCI before reclassifications	(516)	(14)	(55)	(585)
Income tax expense (benefit)	209	5	(1)	213
OCI before reclassifications, net of income tax	1,984	149	(105)	2,028
Amounts reclassified from AOCI	(67)	(2)	—	(69)
Income tax expense (benefit)	27	—	—	27
Amounts reclassified from AOCI, net of income tax	(40)	(2)	—	(42)
Balance, end of period	$1,944	$147	$(105)	$1,986
____________

(1)	See Note 5 for information on offsets to investments related to insurance liabilities and DAC and VOBA.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Statement of Operations and Comprehensive Income (Loss) Location
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$20	$71	Net investment gains (losses)
Net unrealized investment gains (losses)	6	3	Net investment income
Net unrealized investment gains (losses)	2	—	Net derivative gains (losses)
OTTI	—	(7)	Net investment gains (losses)
Net unrealized investment gains (losses), before income tax	28	67
Income tax (expense) benefit	(9)	(27)
Net unrealized investment gains (losses), net of income tax	$19	$40
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$—	$(1)	Net derivative gains (losses)
Interest rate forwards	—	3	Net derivative gains (losses)
Interest rate forwards	—	1	Net investment income
Foreign currency swaps	—	(1)	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	—	2
Income tax (expense) benefit	—	—
Gains (losses) on cash flow hedges, net of income tax	$—	$2
Total reclassifications, net of income tax	$19	$42

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10. Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Compensation	$79	$89
Commissions	130	193
Volume-related costs	38	18
Affiliated interest costs on ceded reinsurance	66	58
Capitalization of DAC	(74)	(154)
Amortization of DAC and VOBA	316	26
Interest expense on debt	35	51
Premium taxes, licenses and fees	13	13
Professional services	9	5
Rent and related expenses	8	8
Other	100	101
Total other expenses	$720	$408
Affiliated Expenses
Commissions, capitalization of DAC and amortization of DAC and VOBA include the impact of affiliated reinsurance transactions. See Note 12 for discussion of affiliated expenses included in the table above.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for some of the matters below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2014.
Matters as to Which an Estimate Can Be Made
For some of the matters discussed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of March 31, 2014, the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material for the Company.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11. Contingencies, Commitments and Guarantees (continued)

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
Unclaimed Property Inquiries
On December 28, 2012, the West Virginia Treasurer filed an action (West Virginia ex rel. John D. Perdue v. MetLife Insurance Company of Connecticut, Circuit Court of Putnam County), alleging that MetLife Insurance Company of Connecticut violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 14, 2012, the Treasurer filed a substantially identical suit against MLI-USA. On December 30, 2013, the court granted defendants’ motions to dismiss all of the West Virginia Treasurer’s actions. The Treasurer has filed a notice to appeal the dismissal order. At least one other jurisdiction is pursuing a similar market conduct examination concerning compliance with unclaimed property statutes.
Sales Practices Claims
Over the past several years, the Company has faced claims and regulatory inquiries and investigations, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. The Company continues to vigorously defend against the claims in these matters. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices matters.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $131 million and $147 million at March 31, 2014 and December 31, 2013, respectively.
Commitments to Fund Partnerships Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $929 million and $1.0 billion at March 31, 2014 and December 31, 2013, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11. Contingencies, Commitments and Guarantees (continued)

Other Commitments
The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At both March 31, 2014 and December 31, 2013, the Company had agreed to fund up to $61 million of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $81 million and $74 million at March 31, 2014 and December 31, 2013, respectively, to custody accounts to secure the demand notes. Each of these affiliates is permitted by contract to sell or repledge this collateral. In April 2014, $29 million of this commitment matured.
See Note 5 “— Related Party Investment Transactions” for additional other commitments.
12.  Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $346 million and $444 million for the three months ended March 31, 2014 and 2013, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $57 million and $50 million for the three months ended March 31, 2014 and 2013, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $47 million and $46 million for the three months ended March 31, 2014 and 2013, respectively.
The Company had net payables to affiliates, related to the items discussed above, of $193 million and $210 million at March 31, 2014 and December 31, 2013, respectively.
See Note 5 for additional information on related party transactions.
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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Premiums
Reinsurance assumed	$6	$4
Reinsurance ceded	(263)	(147)
Net premiums	$(257)	$(143)
Universal life and investment-type product policy fees
Reinsurance assumed	$24	$21
Reinsurance ceded	(157)	(134)
Net universal life and investment-type product policy fees	$(133)	$(113)
Other revenues
Reinsurance assumed	$—	$—
Reinsurance ceded	57	92
Net other revenues	$57	$92
Policyholder benefits and claims
Reinsurance assumed	$5	$3
Reinsurance ceded	(350)	(193)
Net policyholder benefits and claims	$(345)	$(190)
Interest credited to policyholder account balances
Reinsurance assumed	$19	$18
Reinsurance ceded	(33)	(29)
Net interest credited to policyholder account balances	$(14)	$(11)
Other expenses
Reinsurance assumed	$12	$9
Reinsurance ceded	24	21
Net other expenses	$36	$30
Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	March 31, 2014		December 31, 2013
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$32	$13,528	$28	$12,710
Deferred policy acquisition costs and value of business acquired	135	(606)	122	(579)
Total assets	$167	$12,922	$150	$12,131
Liabilities
Other policy-related balances	$1,656	$799	$1,640	$811
Other liabilities	14	5,361	9	5,260
Total liabilities	$1,670	$6,160	$1,649	$6,071

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12. Related Party Transactions (continued)

In October 2012, MLI-USA entered into a reinsurance agreement to cede two blocks of business to MRD, on a 90% coinsurance with funds withheld basis. This agreement covers certain term and certain universal life policies issued in 2012 by MLI-USA and was amended in 2013 to include certain term and universal life policies issued by MLI-USA through December 31, 2013. This agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $543 million and $917 million at March 31, 2014 and December 31, 2013, respectively. MLI-USA also recorded a funds withheld liability and other reinsurance payables, included in other liabilities, which were $433 million and $798 million at March 31, 2014 and December 31, 2013, respectively. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at fair value on the Company’s consolidated balance sheets. The embedded derivative related to this cession is included within other liabilities and was $11 million and ($14) million at March 31, 2014 and December 31, 2013, respectively. For the three months ended March 31, 2014 and 2013, the Company’s consolidated statements of operations and comprehensive income (loss) reflects a loss for this agreement of $51 million and $15 million, respectively, which included net derivative gains (losses) of ($25) million and $1 million for the three months ended March 31, 2014 and 2013, respectively, related to the embedded derivative.
The Company ceded risks to affiliates related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were assets of $1.3 billion and $912 million at March 31, 2014 and December 31, 2013, respectively. Net derivative gains (losses) associated with the embedded derivatives were $248 million and ($748) million for the three months ended March 31, 2014 and 2013, respectively.
MLI-USA ceded two blocks of business to an affiliate on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and increased the funds withheld balance by $150 million and $48 million at March 31, 2014 and December 31, 2013, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($102) million and $289 million for the three months ended March 31, 2014 and 2013, respectively.
Effective January 1, 2014, MetLife Insurance Company of Connecticut reinsured with MLIC all existing New York insurance policies and annuity contracts that include a separate account feature. As a result of the reinsurance agreements, MetLife Insurance Company of Connecticut recorded reinsurance receivables, included in premiums, reinsurance and other receivables, of $700 million, a funds withheld liability, included in other liabilities, of $192 million, and other reinsurance payables of $14 million included in other liabilities, and transferred cash and investments of $494 million to MLIC. See Note 1.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MICC,” the “Company,” “we,” “our” and “us” refer to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). MetLife Insurance Company of Connecticut is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), the forward-looking statement information included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
On February 14, 2014, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, MetLife Assurance Limited (“MAL”). As a result, in the first quarter of 2014, MetLife began reporting the operations of MAL as divested business. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. Consequently, the results for Corporate Benefit Funding and Corporate & Other have decreased by $5 million, net of $3 million of income tax, and $3 million, net of $2 million of income tax, respectively, for the three months ended March 31, 2013.

In 2013, MetLife announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company (the “Mergers”). The companies to be merged are MetLife Insurance Company of Connecticut, MLI-USA and MetLife Investors Insurance Company, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MetLife Insurance Company of Connecticut, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013. Effective January 1, 2014, following receipt of New York State Department of Financial Services (the “Department of Financial Services”) approval, MetLife Insurance Company of Connecticut withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MetLife Insurance Company of Connecticut reinsured with Metropolitan Life Insurance Company (“MLIC”), an affiliate, all existing New York insurance policies and annuity contracts that include a separate account feature. As a result of the reinsurance agreements, MetLife Insurance Company of Connecticut recorded reinsurance receivables, included in premiums, reinsurance and other receivables, of $700 million and a funds withheld liability, included in other liabilities, of $192 million, and other reinsurance payables of $14 million, included in other liabilities, and transferred cash and investments of $494 million to MLIC. On December 31, 2013, MetLife Insurance Company of Connecticut deposited investments with an estimated fair market value of $6.3 billion into a custodial account, which became restricted to secure MetLife Insurance Company of Connecticut’s remaining New York policyholder liabilities not covered by such reinsurance on January 1, 2014. Also, in connection with the Mergers and subject to certain regulatory approvals, MetLife Insurance Company of Connecticut will likely enter into transactions to transfer to one or more affiliates certain business that is currently reinsured by Exeter. The Mergers are expected to occur in the fourth quarter of 2014, subject to regulatory approvals.
The Mergers (i) may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by insurance regulators in Connecticut or Delaware by reducing our exposure to and use of captive reinsurers; (ii) will alleviate the need to use MetLife cash to fund derivative collateral requirements; (iii) will increase transparency relative to our capital allocation and variable annuity risk management; and (iv) may impact the aggregate amount of dividends permitted to be paid without insurance regulatory approval. See “— Regulatory Developments — Insurance Regulatory Examinations,” and Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the impact of the Mergers and see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions” included in the 2013 Annual Report for information on our use of captive reinsurers. See also “Risk Factors — Acquisition-Related Risks — We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations” included in the 2013 Annual Report for information regarding the potential impact on our operations if the Mergers or related regulatory approvals are prevented or delayed.
Regulatory Developments
The U.S. life insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products, as well as reviews of the utilization of affiliated captive reinsurers or off-shore entities to reinsure insurance risks.
The regulation of the global financial services industry has received renewed scrutiny as a result of the disruptions in the financial markets. Significant regulatory reforms have been recently adopted and additional reforms proposed, and these or other reforms could be implemented. See “Business — Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” included in the 2013 Annual Report. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed by President Obama in July 2010, effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank which are in various stages of implementation, many of which are not likely to be completed for some time.

Insurance Regulatory Examinations
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Except as otherwise disclosed in Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements included elsewhere herein, and in Note 15 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report, during the three months ended March 31, 2014 and the years ended December 31, 2013, 2012 and 2011, we have not received any material adverse findings resulting from state insurance department examinations of our insurance subsidiaries.
Regulatory authorities in a small number of states, Financial Industry Regulatory Authority and, occasionally, the U.S. Securities and Exchange Commission, have had investigations or inquiries relating to our sales of individual life insurance policies or annuities or other products. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to resolve investigations in a similar manner.
In addition, claims payment practices by insurance companies have received increased scrutiny from regulators. See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements included elsewhere herein and in Note 15 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for further information regarding unclaimed property inquiries and related litigation.
State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) are also investigating the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. In June 2013, the Department of Financial Services issued a highly critical report setting forth its findings to date relating to its inquiry into the life insurance industry’s use of captive insurance companies. The Financial Condition Committee of the NAIC has charged its Financial Analysis Working Group with the task of performing a peer review of captive insurer reserve financings in order to gather more information regarding their nature and how extensively they are used. The NAIC contracted with Rector & Associates to study captives and recommend additional regulation, and its report (the “Rector Report”) was released for comment in late February 2014. The Rector Report recommends, among other things, limitations on the types of assets that may be used to support reserve financing transactions, a presumption that ceding insurance companies be subject to corrective regulatory action if they do not follow the requirements proposed in the Rector Report, and an aggressive timeline for implementing its recommendations. The Rector Report further suggested that modifications to reserve requirements that would adequately provide for coverage of policyholder claims, but be less conservative than current reserve requirements, would eliminate incentives to engage in reserve financing transactions and eliminate the need for captive reinsurers. Any final version of the Rector Report that is adopted by the NAIC will not be a regulation but may lead to additional regulation of captives. In late March 2014, the NAIC released for comment a proposed redefinition of “multi-state insurers” to prospectively include U.S. captive reinsurers, which would entail that certain standards, such as solvency standards, that apply to multi-state insurers would apply to U.S. captive reinsurers. Any states that did not apply multi-state insurer requirements would be at risk of losing their NAIC accreditation. It is premature to project the impact of the Rector Report, in the form it may be adopted, or the proposed redefinition of “multi-state insurers,” if it is adopted, on captive usage by MetLife. Like many life insurance companies, we utilize captive reinsurers to satisfy statutory reserve requirements related to universal life and term life insurance policies. We also cede variable annuity risks to a captive reinsurer, which allows us to consolidate hedging and other risk management programs. If the insurance regulators in Connecticut or Delaware restrict the use of such captive reinsurers or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products or to hedge the associated risks efficiently, and/or our risk-based capital ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. We will continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves and we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results. In 2013, MetLife announced its plans for the Mergers. See “— Overview” for further information on the Mergers. The Mergers may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by insurance regulators in Connecticut or Delaware. For more information on our use of captive reinsurers see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions” included in the 2013 Annual Report.

The NAIC has been reviewing life insurers’ use of non-variable separate accounts that are insulated from general account claims. The review with respect to institutional products is substantially complete. The result was formal ratification of the principle that, when the general account was appropriately compensated, general account guarantees for such separate account contracts were also appropriate. Thus, with respect to institutional products, the NAIC’s work reduced the potential risk that our institutional products business could be affected by an adverse regulatory determination regarding the status of guarantees of such non-variable separate accounts. The NAIC and certain state regulators continue to look at the use of non-insulated book value separate accounts for index-linked variable annuities in retail sales, and for this business the risk of unfavorable regulatory developments remains and our ability to do business in these markets could be adversely affected.
The International Association of Insurance Supervisors has encouraged U.S. insurance supervisors to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. MetLife has been the subject of Supervisory College meetings chaired by the Department of Financial Services and attended by MetLife’s key U.S. and international insurance regulators in January 2013 and March 2014. MetLife has not received any report or recommendations from the Supervisory College meetings, and we do not expect any outcome of the meetings to have a material adverse effect on our business.
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report.
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
Dispositions
See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding the Company’s pending disposition.

Results of Operations
Consolidated Results
Changes to our guarantee features over the last couple of years along with continued management of sales in the current period by focusing on pricing discipline and risk management drove a $1.1 billion, before income tax, or 58%, decrease in variable annuity sales. Variable and universal life sales were also lower by 64%, mainly driven by the discontinuance of all but one of our secondary guarantees on universal life products. These decreases were partially offset by higher fixed income annuity sales of $135 million, before income tax.

	Three Months Ended March 31,
	2014	2013
	(In millions)
Revenues
Premiums	$165	$151
Universal life and investment-type product policy fees	589	564
Net investment income	702	730
Other revenues	119	157
Net investment gains (losses)	(519)	66
Net derivative gains (losses)	180	113
Total revenues	1,236	1,781
Expenses
Policyholder benefits and claims	420	414
Interest credited to policyholder account balances	239	264
Capitalization of DAC	(74)	(154)
Amortization of DAC and VOBA	316	26
Interest expense on debt	35	51
Other expenses	443	485
Total expenses	1,379	1,086
Income (loss) before provision for income tax	(143)	695
Provision for income tax expense (benefit)	(49)	230
Net income (loss)	$(94)	$465
Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013
During the three months ended March 31, 2014, income (loss) before provision for income tax, decreased $838 million ($559 million, net of income tax) from the prior period primarily driven by unfavorable changes in net investment gains (losses) and operating earnings, partially offset by a favorable change in net derivative gains (losses).
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
We use freestanding interest rate, equity, credit and currency derivatives to hedge certain invested assets and insurance liabilities. Certain of these hedges are designated and qualify as accounting hedges, which reduce volatility in earnings. For those hedges not designated as accounting hedges, changes in market factors lead to the recognition of fair value changes in net derivative gains (losses) generally without an offsetting gain or loss recognized in earnings for the item being hedged which creates volatility in earnings.
Certain direct or assumed variable annuity products with minimum benefit guarantees contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We hedge the market and other risks inherent in these variable annuity guarantees through a combination of reinsurance and freestanding derivatives. Ceded reinsurance of direct or assumed variable annuity products with minimum benefit guarantees generally contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.
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

	Three Months Ended March 31,
	2014	2013
	(In millions)
Non-VA program derivatives
Interest rate	$48	$64
Foreign currency exchange rate	11	15
Credit	3	13
Non-VA embedded derivatives	(136)	287
Total non-VA program derivatives	(74)	379
VA program derivatives
Embedded derivatives-direct/assumed guarantees:
Market risks	41	764
Nonperformance risk	5	(89)
Other risks	(45)	38
Total	1	713
Embedded derivatives-ceded reinsurance:
Market and other risks	268	(865)
Nonperformance risk	(19)	118
Total	249	(747)
Freestanding derivatives hedging direct/assumed embedded derivatives	4	(232)
Total VA program derivatives	254	(266)
Net derivative gains (losses)	$180	$113
Within VA program derivatives, we reclassified the prior period amounts to conform to the current period presentation and separately present each component of market risks and other risks within direct/assumed embedded derivatives.
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $453 million ($294 million, net of income tax). This was primarily due to non-VA program embedded derivatives in affiliated ceded reinsurance written on a coinsurance with funds withheld basis, which were unfavorably impacted by changes in value of the underlying assets, as well as by a prior period refinement to the method in which the changes in fair value of the underlying assets in the reference portfolio are allocated to the embedded derivative.
The favorable change in net derivative gains (losses) on VA program derivatives was $520 million ($338 million, net of income tax). This was due to a favorable change of $563 million ($366 million, net of income tax) related to market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, partially offset by unfavorable change of $43 million ($28 million, net of income tax) related to the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives, net of the impact of nonperformance risk adjustment on the ceded variable annuity embedded derivatives.
The nonperformance risk adjustment on ceded variable annuity embedded derivatives unfavorable change of $137 million ($89 million, net of income tax) was due to an unfavorable change of $113 million, before income tax, due to the impact of changes in capital market inputs, such as long-term risk free interest rates and key equity index levels, as well as an unfavorable change of $24 million, before income tax, due to changes in the reinsurer’s credit spread. The nonperformance risk adjustment on direct and assumed variable annuity embedded derivatives favorable change of $94 million ($61 million, net of income tax) was due to a favorable change of $86 million, before income tax, due to the impact of changes in capital market inputs, such as long-term risk free interest rates and key equity index levels, as well as a favorable change of $8 million, before income tax, due to changes in our own credit spread. We calculate the nonperformance risk adjustment on the direct, assumed, and ceded variable annuity embedded derivatives as the change in the embedded derivative discounted at the risk adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk free rate.
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
When our own credit spread increases in isolation, discounting the embedded derivative liability produces a lower valuation of the liability than if our own credit spread had remained constant. As a result, a gain is created from including an adjustment for nonperformance risk on the direct and assumed variable annuity embedded derivatives. The opposite impact occurs with respect to the nonperformance risk adjustment on the ceded variable annuity guarantees when the reinsurer's credit spread increases in isolation. For each of these primary market drivers, the opposite effect occurs when they move in the opposite direction.
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
The foregoing favorable change of $563 million ($366 million, net of income tax) is comprised of a $1.4 billion ($890 million, net of income tax) favorable change in market and other risks on ceded variable annuity embedded derivatives and freestanding derivatives which, together, hedge the market and other risks on direct and assumed variable annuity embedded derivatives, and an $806 million ($524 million, net of income tax) unfavorable change in market and other risks on direct and assumed variable annuity embedded derivatives. As discussed in the preceding paragraph, changes in market and other risks lead to volatility in earnings due to the mismatch in accounting on GMIBs.

The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased in the current period and increased in the prior period, contributing to a favorable change in our ceded reinsurance assets and our freestanding derivatives and an unfavorable change in our direct and assumed embedded derivatives.

•
Key equity index levels increased less in the current period than in the prior period contributing to a favorable change in our ceded reinsurance assets and our freestanding derivatives and an unfavorable change in direct and assumed embedded derivatives.

•
Key equity volatility measures decreased less in the current period than in the prior period, contributing to a favorable change in our ceded reinsurance assets and our freestanding derivatives and an unfavorable change in our direct and assumed embedded derivatives.

The unfavorable change in net investment gains (losses) of $585 million ($380 million, net of income tax) primarily reflects a loss related to the disposition of MAL and lower net gains on sales of fixed maturity securities in the current period.
Our income tax benefit for the three months ended March 31, 2014 was $49 million, or 34% of income (loss) before provision for income tax, compared with income tax expense of $230 million, or 33% of income (loss) before provision for income tax for the prior period. The Company’s first quarter 2014 effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income and the tax effects of the MAL divestiture. The Company’s first quarter 2013 effective tax rate was different from the U.S. statutory rate of 35% primarily due to non-taxable investment income.
As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings decreased $57 million, net of income tax, to $261 million, net of income tax, for the three months ended March 31. 2014 from $318 million, net of income tax, for the three months ended March 31, 2013.

Reconciliation of net income (loss) to operating earnings

	Three Months Ended March 31,
	2014	2013
	(In millions)
Net income (loss)	$(94)	$465
Less: Net investment gains (losses)	(519)	66
Less: Net derivative gains (losses)	180	113
Less: Other adjustments to net income (1)	(171)	51
Less: Provision for income tax (expense) benefit	155	(83)
Operating earnings	$261	$318
____________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Three Months Ended March 31,
	2014	2013
	(In millions)
Total revenues	$1,236	$1,781
Less: Net investment gains (losses)	(519)	66
Less: Net derivative gains (losses)	180	113
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	(1)
Less: Other adjustments to revenues (1)	65	130
Total operating revenues	$1,510	$1,473
Total expenses	$1,379	$1,086
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	133	(81)
Less: Other adjustments to expenses (1)	103	159
Total operating expenses	$1,143	$1,008
____________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results – Operating

	Three Months Ended March 31,
	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$165	$103
Universal life and investment-type product policy fees	550	530
Net investment income	676	683
Other revenues	119	157
Total operating revenues	1,510	1,473
OPERATING EXPENSES
Policyholder benefits and claims	345	282
Interest credited to policyholder account balances	239	266
Capitalization of DAC	(74)	(154)
Amortization of DAC and VOBA	177	116
Interest expense on debt	17	17
Other expenses	439	481
Total operating expenses	1,143	1,008
Provision for income tax expense (benefit)	106	147
Operating earnings	$261	$318
Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The primary drivers of the decrease in operating earnings were higher DAC amortization, less favorable claims experience and lower net investment income primarily due to a decrease in invested assets, partially offset by higher asset-based fee revenues from improved equity market performance and a decrease in interest credited expense.
In our deferred annuity business, surrenders and withdrawals exceeded sales for the period, resulting in negative net flows. This caused a decrease in average separate account balances and thus asset-based fees and contributed to a reduction in interest credited expenses in the general account. A decrease in funding agreement issuances and the aforementioned negative net flows in our deferred annuity business were partially offset by positive net flows in our universal life business, which caused a decrease in invested assets, resulting in lower net investment income. Operating earnings also decreased in the current period as a result of the sale of our former broker-dealer subsidiary, Tower Square Securities, Inc., in 2013. The changes in business growth discussed above resulted in a $27 million decrease in operating earnings.
In the annuity business, stronger 2013 equity market performance increased our average separate account balances, driving an increase in asset-based fee income. This increase was partially offset by higher asset-based commissions that are also, in part, determined by separate account balances. Operating earnings increased due to lower interest credited expense as we reduced interest credited rates on contracts with discretionary rate reset provisions. Operating earnings increased as a result of higher investment yields from improved returns on our alternative investments, real estate joint ventures and other limited partnership interests, partially offset by lower prepayment fees and the impact of the low interest rate environment on our fixed maturity securities. The changes in market factors, including equity markers and interest rates, discussed above resulted in an $11 million increase in operating earnings.
Less favorable claims experience in our variable and universal life business, primarily driven by two large, unreinsured claims, partially offset by our traditional life and structured settlement businesses reduced operating earnings by $7 million. DAC amortization increased due to the significant prior period equity market increase and less favorable growth in the business, resulting in a $26 million decrease in operating earnings. Refinements to DAC and certain insurance-related liabilities in both the current and prior periods resulted in a $14 million decrease in operating earnings.
The Company’s effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits. In the current period, the Company realized additional tax benefits of $7 million compared to the prior period, primarily from the higher utilization of tax preferenced investments.
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
Operating revenues and operating expenses exclude results of discontinued operations and other businesses that have been or will be sold or exited by the Company (“Divested Businesses”). Operating revenues also excludes net investment gains (losses) and net derivative gains (losses). Operating expenses also excludes goodwill impairments.
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
We believe the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. Operating revenues, operating expenses and operating earnings should not be viewed as substitutes for the following financial measures calculated in accordance with GAAP: GAAP revenues, GAAP expenses, and net income (loss), respectively. Reconciliations of these measures to the most directly comparable GAAP measures are included in “— Results of Operations.”
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1.  Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”); and (ii) Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
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
Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company's business or operations described under “Risk Factors” in Part I, Item 1A, of the 2013 Annual Report, which are incorporated herein by reference.
Regulatory and Legal Risks
The Dodd-Frank Provisions Compelling the Liquidation of Certain Types of Financial Institutions Could Materially and Adversely Affect MetLife as Such a Financial Institution and as an Investor in Other Such Financial Institutions, as well as Our Investors
Under provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), if MetLife or another financial institution were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the Federal Deposit Insurance Corporation (“FDIC”) as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the United States. If the FDIC were appointed as the receiver for such a company, liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. Even if the Orderly Liquidation Authority provisions were invoked, our U.S. insurance companies would be resolved under state insurance law. In an FDIC-managed liquidation, holders of a company’s debt could be treated differently than under the Bankruptcy Code and similarly-situated creditors could be treated differently. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. These provisions could also apply to financial institutions whose debt securities we hold in our investment portfolio and could adversely affect our position as a creditor and the value of our holdings.
Dodd-Frank also provides for the assessment of charges against certain financial institutions, including non-bank systemically important financial institutions (“non-bank SIFIs”) and bank holding companies and other financial companies with assets of $50 billion or more, to cover the costs of liquidating any financial company subject to the new liquidation authority. The liquidation authority could increase the funding costs of large bank holding companies or financial companies that might be viewed as systemically significant, such as MetLife. See “Business — Regulation — Potential Regulation of MetLife as a Non-Bank SIFI — Orderly Liquidation Authority” included in the 2013 Annual Report.

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
Date: May 14, 2014

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