Form 10-Q
period 2014-06-30
MetLife Insurance CO of Connecticut
filed 2014-08-13
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At August 13, 2014, 34,595,317 shares of the registrant’s common stock, $2.50 par value per share, were outstanding, of which 30,000,000 shares were owned directly by MetLife, Inc. and the remaining 4,595,317 shares were owned by MetLife Investors Group, LLC, a wholly-owned subsidiary of MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at June 30, 2014 (Unaudited) and December 31, 2013 and for the Three Months and Six Months Ended June 30, 2014 and 2013 (Unaudited))	4
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Stockholders’ Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	11
	Note 3 — Disposition	17
	Note 4 — Insurance	17
	Note 5 — Investments	19
	Note 6 — Derivatives	33
	Note 7 — Fair Value	46
	Note 8 — Goodwill	69
	Note 9 — Equity	70
	Note 10 — Other Expenses	73
	Note 11 — Contingencies, Commitments and Guarantees	73
	Note 12 — Related Party Transactions	75
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	78
Item 4.	Controls and Procedures	92

Part II — Other Information
Item 1.	Legal Proceedings	93
Item 1A.	Risk Factors	93
Item 6.	Exhibits	97

Signatures		98

Exhibit Index		E-1

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife Insurance Company of Connecticut and its subsidiaries. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife Insurance Company of Connecticut’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect our ability to meet liquidity needs and access capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain affiliated captive reinsurers or hedging arrangements associated with those risks; (3) exposure to financial and capital market risks, including as a result of the disruption in Europe; (4) impact on us of comprehensive financial services regulation reform, including regulation of MetLife, Inc. as a potential non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance, international, or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (11) impairments of goodwill and realized losses or market value impairments to illiquid assets; (12) defaults on our mortgage loans; (13) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (14) economic, political, legal, currency and other risks relating to our international operations, including with respect to fluctuations of exchange rates; (15) downgrades in our claims paying ability, financial strength ratings or those of MetLife, Inc.’s other insurance subsidiaries, or MetLife, Inc.’s credit ratings; (16) an inability of MetLife, Inc. to access its credit facilities; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (18) differences between actual claims experience and underwriting and reserving assumptions; (19) ineffectiveness of MetLife, Inc.’s risk management policies and procedures; (20) catastrophe losses; (21) increasing cost and limited market capacity for statutory life insurance reserve financings; (22) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (23) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (24) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions, and integrating and managing the growth of such acquired businesses, or arising from dispositions of businesses or legal entity reorganizations; (25) changes in accounting standards, practices and/or policies; (26) increased expenses relating to pension and postretirement benefit plans for employees and retirees of MetLife, Inc. and its subsidiaries, as well as health care and other employee benefits; (27) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (28) inability to attract and retain sales representatives; (29) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, MetLife, Inc.’s disaster recovery systems, cyber- or other information security systems and management continuity planning; (30) the effectiveness of MetLife, Inc.’s programs and practices in avoiding giving associates incentives to take excessive risks; and (31) other risks and uncertainties described from time to time in MetLife Insurance Company of Connecticut’s filings with the SEC.
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

Part I — Financial Information
Item 1.  Financial Statements
MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2014 (Unaudited) and December 31, 2013
(In millions, except share and per share data)

	June 30, 2014	December 31, 2013
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $39,766 and $43,477, respectively)	$43,073	$45,252
Equity securities available-for-sale, at estimated fair value (cost: $378 and $397, respectively)	448	418
Mortgage loans (net of valuation allowances of $33 and $34, respectively; includes $638 and $1,598, respectively, at estimated fair value, relating to variable interest entities)	6,394	7,718
Policy loans	1,207	1,219
Real estate and real estate joint ventures (includes $3 and $0, respectively, of real estate held-for-sale)	835	754
Other limited partnership interests	2,232	2,130
Short-term investments, principally at estimated fair value	1,301	2,107
Other invested assets, principally at estimated fair value	2,295	2,555
Total investments	57,785	62,153
Cash and cash equivalents, principally at estimated fair value	517	746
Accrued investment income (includes $4 and $9, respectively, relating to variable interest entities)	413	542
Premiums, reinsurance and other receivables	22,363	20,609
Deferred policy acquisition costs and value of business acquired	4,193	4,730
Current income tax recoverable	402	192
Goodwill	381	493
Other assets	760	794
Separate account assets	100,133	97,780
Total assets	$186,947	$188,039
Liabilities and Stockholders’ Equity
Liabilities
Future policy benefits	$25,375	$27,991
Policyholder account balances	31,629	33,453
Other policy-related balances	3,212	3,164
Payables for collateral under securities loaned and other transactions	6,588	6,451
Long-term debt (includes $499 and $1,461, respectively, at estimated fair value, relating to variable interest entities)	1,289	2,251
Deferred income tax liability	1,850	1,385
Other liabilities (includes $4 and $7, respectively, relating to variable interest entities)	6,971	6,776
Separate account liabilities	100,133	97,780
Total liabilities	177,047	179,251
Contingencies, Commitments and Guarantees (Note 11)
Stockholders’ Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 34,595,317 shares issued and outstanding at June 30, 2014 and December 31, 2013	86	86
Additional paid-in capital	6,737	6,737
Retained earnings	1,226	1,076
Accumulated other comprehensive income (loss)	1,851	889
Total stockholders’ equity	9,900	8,788
Total liabilities and stockholders’ equity	$186,947	$188,039
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Premiums	$299	$114	$464	$265
Universal life and investment-type product policy fees	604	556	1,193	1,120
Net investment income	597	724	1,299	1,454
Other revenues	125	138	244	295
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(3)	(3)	(4)	(5)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(1)	1	(1)	(6)
Other net investment gains (losses)	(42)	18	(560)	93
Total net investment gains (losses)	(46)	16	(565)	82
Net derivative gains (losses)	186	(495)	366	(382)
Total revenues	1,765	1,053	3,001	2,834
Expenses
Policyholder benefits and claims	556	359	976	773
Interest credited to policyholder account balances	236	259	475	523
Other expenses	630	368	1,350	776
Total expenses	1,422	986	2,801	2,072
Income (loss) before provision for income tax	343	67	200	762
Provision for income tax expense (benefit)	99	6	50	236
Net income (loss)	$244	$61	$150	$526
Comprehensive income (loss)	$540	$(653)	$1,112	$(602)
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2014 and 2013 (Unaudited)
(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Total Stockholders’ Equity
Balance at December 31, 2013	$86	$6,737	$1,076	$938	$(26)	$(23)	$8,788
Net income (loss)			150				150
Other comprehensive income (loss), net of income tax				929	7	26	962
Balance at June 30, 2014	$86	$6,737	$1,226	$1,867	$(19)	$3	$9,900

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Total Stockholders’ Equity
Balance at December 31, 2012	$86	$6,718	$1,356	$2,487	$(38)	$(49)	$10,560
Dividend paid to MetLife, Inc.			(624)				(624)
Capital contribution		2					2
Net income (loss)			526				526
Other comprehensive income (loss), net of income tax				(1,075)	6	(59)	(1,128)
Balance at June 30, 2013	$86	$6,720	$1,258	$1,412	$(32)	$(108)	$9,336
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$1,188	$1,107
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	9,478	8,890
Equity securities	29	36
Mortgage loans	1,532	793
Real estate and real estate joint ventures	7	23
Other limited partnership interests	81	71
Purchases of:
Fixed maturity securities	(10,101)	(9,255)
Equity securities	(15)	(115)
Mortgage loans	(205)	(282)
Real estate and real estate joint ventures	(93)	(68)
Other limited partnership interests	(158)	(200)
Cash received in connection with freestanding derivatives	54	77
Cash paid in connection with freestanding derivatives	(69)	(402)
Sale of business, net of cash and cash equivalents disposed of $251 and $0, respectively	451	—
Net change in policy loans	12	3
Net change in short-term investments	653	468
Net change in other invested assets	(251)	(25)
Net cash provided by (used in) investing activities	1,405	14
Cash flows from financing activities
Policyholder account balances:
Deposits	7,145	7,310
Withdrawals	(9,250)	(7,818)
Net change in payables for collateral under securities loaned and other transactions	253	235
Long-term debt repaid	(943)	(363)
Financing element on certain derivative instruments	(31)	(16)
Dividends on common stock	—	(624)
Net cash provided by (used in) financing activities	(2,826)	(1,276)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	4	(13)
Change in cash and cash equivalents	(229)	(168)
Cash and cash equivalents, beginning of period	746	895
Cash and cash equivalents, end of period	$517	$727
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$67	$102
Income tax	$220	$85
Non-cash transactions:
Capital contributions from MetLife, Inc.	$—	$2
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“MICC” or the “Company” refers to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI‑USA”). MetLife Insurance Company of Connecticut is a wholly-owned subsidiary of MetLife, Inc. The Company offers individual annuities, individual life insurance, and institutional protection and asset accumulation products.
The Company is organized into two segments: Retail and Corporate Benefit Funding.
In 2013, MetLife, Inc. announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company (the “Mergers”). The Mergers are expected to occur in the fourth quarter of 2014, subject to regulatory approvals. The companies to be merged are MetLife Insurance Company of Connecticut, MLI‑USA and MetLife Investors Insurance Company (“MLIIC”), each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MetLife Insurance Company of Connecticut, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013. Effective January 1, 2014, following receipt of New York State Department of Financial Services approval, MetLife Insurance Company of Connecticut withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MetLife Insurance Company of Connecticut reinsured with Metropolitan Life Insurance Company (“MLIC”), an affiliate, all existing New York insurance policies and annuity contracts that include a separate account feature. See Note 12. On December 31, 2013, MetLife Insurance Company of Connecticut deposited investments with an estimated fair market value of $6.3 billion into a custodial account to secure MetLife Insurance Company of Connecticut’s remaining New York policyholder liabilities not covered by such reinsurance, which became restricted on January 1, 2014.
In anticipation of the Mergers, in July 2014 MetLife Insurance Company of Connecticut and MLI-USA transferred to certain affiliates $430 million in affiliated loans, which are included in other invested assets. In August 2014, MetLife Insurance Company of Connecticut’s Board of Directors approved the redemption and retirement of the 4,595,317 shares of MetLife Insurance Company of Connecticut’s common stock owned by MetLife Investors Group, LLC for $1.4 billion. MetLife Insurance Company of Connecticut expects the redemption to occur in the third quarter of 2014, after which all of the outstanding common stock of MetLife Insurance Company of Connecticut will be held directly by MetLife, Inc. Following the redemption, in the third quarter of 2014 MetLife Insurance Company of Connecticut expects to receive a capital contribution from MetLife, Inc. of approximately $230 million.
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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2013 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife Insurance Company of Connecticut’s Annual Report on Form 10‑K for the year ended December 31, 2013 (the “2013 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2013 Annual Report.
Adoption of New Accounting Pronouncements
Effective January 1, 2014, the Company adopted new guidance regarding reporting of discontinued operations and disclosures of disposals of components of an entity. The guidance increases the threshold for a disposal to qualify as a discontinued operation, expands the disclosures for discontinued operations and requires new disclosures for certain disposals that do not meet the definition of a discontinued operation. Disposals must now represent a strategic shift that has or will have a major effect on the entity’s operations and financial results to qualify as discontinued operations. As discussed in Note 3, the Company sold its wholly-owned subsidiary, MetLife Assurance Limited (“MAL”). As a result of the adoption of this new guidance, the results of operations of MAL and the loss on sale have been included in income from continuing operations.
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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance on transfers and servicing (Accounting Standards Update (“ASU”) 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure), effective prospectively for fiscal years beginning after December 15, 2014 and interim periods within those years. The new guidance requires that repurchase-to-maturity transactions and repurchase financing arrangements be accounted for as secured borrowings and provides for enhanced disclosures, including the nature of collateral pledged and the time to maturity. Certain interim period disclosures for repurchase agreements and securities lending transactions are not required until the second quarter of 2015. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)), effective retrospectively for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption of this standard is not permitted. The new guidance will supersede nearly all existing revenue recognition guidance under GAAP; however, it will not impact the accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to, in exchange for those goods or services. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In January 2014, the FASB issued new guidance regarding investments (ASU 2014-01, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects), effective retrospectively for fiscal years beginning after December 15, 2014 and interim reporting periods within those years. The new guidance is applicable to investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Under the guidance, an entity that meets certain conditions is permitted to make an accounting policy election to amortize the initial cost of its investment in proportion to the tax credits and other tax benefits received, and recognize the net investment performance on the statement of operations as a component of income tax expense (benefit). The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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
Operating revenues and operating expenses exclude results of discontinued operations and other businesses that have been or will be sold or exited by the Company and are referred to as divested businesses. Operating revenues also excludes net investment gains (losses) and net derivative gains (losses). Operating expenses also excludes goodwill impairments.
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
In the first quarter of 2014, MetLife, Inc. began reporting the operations of MAL as divested business. See Note 3. Consequently, the results for Corporate Benefit Funding decreased by $4 million, net of $2 million of income tax, and $9 million, net of $5 million of income tax, for the three months and six months ended June 30, 2013, respectively. Also, the results for Corporate & Other decreased by $4 million, net of $2 million of income tax, and $7 million, net of $4 million of income tax, for the three months and six months ended June 30, 2013, respectively.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2014 and 2013. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife, Inc.’s and the Company’s business.
MetLife, Inc.’s economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon and applying an industry standard method for the inclusion of diversification benefits among risk types.
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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
Three Months Ended June 30, 2014	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$267	$15	$15	$297	$2	$299
Universal life and investment-type product policy fees	557	9	—	566	38	604
Net investment income	366	210	28	604	(7)	597
Other revenues	124	—	—	124	1	125
Net investment gains (losses)	—	—	—	—	(46)	(46)
Net derivative gains (losses)	—	—	—	—	186	186
Total revenues	1,314	234	43	1,591	174	1,765
Expenses
Policyholder benefits and claims	355	126	12	493	63	556
Interest credited to policyholder account balances	209	26	—	235	1	236
Capitalization of DAC	(76)	—	(10)	(86)	—	(86)
Amortization of DAC and VOBA	144	1	2	147	66	213
Interest expense on debt	—	—	16	16	12	28
Other expenses	441	6	23	470	5	475
Total expenses	1,073	159	43	1,275	147	1,422
Provision for income tax expense (benefit)	85	26	(22)	89	10	99
Operating earnings	$156	$49	$22	227
Adjustments to:
Total revenues				174
Total expenses				(147)
Provision for income tax (expense) benefit				(10)
Net income (loss)				$244		$244

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
Three Months Ended June 30, 2013	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$74	$29	$11	$114	$—	$114
Universal life and investment-type product policy fees	516	8	—	524	32	556
Net investment income	415	252	25	692	32	724
Other revenues	136	2	—	138	—	138
Net investment gains (losses)	—	—	—	—	16	16
Net derivative gains (losses)	—	—	—	—	(495)	(495)
Total revenues	1,141	291	36	1,468	(415)	1,053
Expenses
Policyholder benefits and claims	165	134	8	307	52	359
Interest credited to policyholder account balances	227	33	—	260	(1)	259
Capitalization of DAC	(128)	—	(5)	(133)	—	(133)
Amortization of DAC and VOBA	158	1	—	159	(155)	4
Interest expense on debt	—	—	17	17	32	49
Other expenses	432	1	10	443	5	448
Total expenses	854	169	30	1,053	(67)	986
Provision for income tax expense (benefit)	100	43	(15)	128	(122)	6
Operating earnings	$187	$79	$21	287
Adjustments to:
Total revenues				(415)
Total expenses				67
Provision for income tax (expense) benefit				122
Net income (loss)				$61		$61

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
Six Months Ended June 30, 2014	Retail	Corporate Benefit Funding (1)	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$483	$(50)	$29	$462	$2	$464
Universal life and investment-type product policy fees	1,099	17	—	1,116	77	1,193
Net investment income	772	445	63	1,280	19	1,299
Other revenues	241	2	—	243	1	244
Net investment gains (losses)	—	—	—	—	(565)	(565)
Net derivative gains (losses)	—	—	—	—	366	366
Total revenues	2,595	414	92	3,101	(100)	3,001
Expenses
Policyholder benefits and claims	675	152	11	838	138	976
Interest credited to policyholder account balances	418	56	—	474	1	475
Capitalization of DAC	(134)	—	(26)	(160)	—	(160)
Amortization of DAC and VOBA	313	1	10	324	205	529
Interest expense on debt	—	—	33	33	30	63
Other expenses	855	13	41	909	9	918
Total expenses	2,127	222	69	2,418	383	2,801
Provision for income tax expense (benefit)	163	67	(35)	195	(145)	50
Operating earnings	$305	$125	$58	488
Adjustments to:
Total revenues				(100)
Total expenses				(383)
Provision for income tax (expense) benefit				145
Net income (loss)				$150		$150
____________

(1)	Premiums and policyholder benefits and claims both include ($87) million of ceded reinsurance with MLIC, related to the Mergers. See Note 12.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
Six Months Ended June 30, 2013	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$148	$49	$20	$217	$48	$265
Universal life and investment-type product policy fees	1,037	17	—	1,054	66	1,120
Net investment income	815	503	57	1,375	79	1,454
Other revenues	292	3	—	295	—	295
Net investment gains (losses)	—	—	—	—	82	82
Net derivative gains (losses)	—	—	—	—	(382)	(382)
Total revenues	2,292	572	77	2,941	(107)	2,834
Expenses
Policyholder benefits and claims	311	261	17	589	184	773
Interest credited to policyholder account balances	456	70	—	526	(3)	523
Capitalization of DAC	(276)	(2)	(9)	(287)	—	(287)
Amortization of DAC and VOBA	272	3	—	275	(245)	30
Interest expense on debt	—	—	34	34	66	100
Other expenses	898	9	17	924	9	933
Total expenses	1,661	341	59	2,061	11	2,072
Provision for income tax expense (benefit)	220	81	(26)	275	(39)	236
Operating earnings	$411	$150	$44	605
Adjustments to:
Total revenues				(107)
Total expenses				(11)
Provision for income tax (expense) benefit				39
Net income (loss)				$526		$526

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2014	December 31, 2013
	(In millions)
Retail	$150,882	$146,515
Corporate Benefit Funding	24,347	30,822
Corporate & Other	11,718	10,702
Total	$186,947	$188,039
3.  Disposition
In May 2014, the Company completed the sale of its wholly-owned subsidiary, MAL, for $702 million (£418 million) in net cash consideration. As a result of the sale, losses of $61 million ($50 million, net of income tax) and $608 million ($436 million, net of income tax) were recorded for the three months and six months ended June 30, 2014, respectively, and are reflected within net investment gains (losses) on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2014, the loss includes a reduction to goodwill of $112 million ($94 million, net of income tax). The losses on the sale were increased by net income from MAL of $42 million and $77 million for the three months and six months ended June 30, 2014, respectively. MAL’s results of operations are included in continuing operations. They were historically included in the Corporate Benefit Funding segment. See Note 2.
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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4. Insurance (continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	June 30, 2014		December 31, 2013
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value	$102,466	$58,226	$100,420	$57,041
Separate account value	$97,808	$57,054	$95,637	$55,805
Net amount at risk	$1,976	$668	$2,230	$562
Average attained age of contractholders	64 years	65 years	64 years	64 years

	June 30, 2014	December 31, 2013
	Secondary Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$6,550	$6,360
Net amount at risk	$91,187	$91,264
Average attained age of policyholders	59 years	58 years
____________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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

	June 30, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities
U.S. corporate	$14,503	$1,534	$88	$—	$15,949	$15,779	$1,130	$207	$—	$16,702
Foreign corporate	4,776	396	11	—	5,161	8,111	485	79	—	8,517
U.S. Treasury and agency	10,113	848	34	—	10,927	8,188	334	228	—	8,294
RMBS	4,799	269	39	29	5,000	4,587	201	59	41	4,688
State and political subdivision	2,083	288	14	—	2,357	2,147	139	62	—	2,224
ABS	1,592	27	8	—	1,611	2,081	32	12	—	2,101
CMBS	1,320	52	1	—	1,371	1,546	62	4	—	1,604
Foreign government	580	118	1	—	697	1,038	103	19	—	1,122
Total fixed maturity securities	$39,766	$3,532	$196	$29	$43,073	$43,477	$2,486	$670	$41	$45,252
Equity securities
Non-redeemable preferred stock	$224	$13	$7	$—	$230	$236	$9	$28	$—	$217
Common stock	154	64	—	—	218	161	40	—	—	201
Total equity securities	$378	$77	$7	$—	$448	$397	$49	$28	$—	$418
The Company held non-income producing fixed maturity securities with an estimated fair value of $18 million and $30 million with unrealized gains (losses) of $5 million and $6 million at June 30, 2014 and December 31, 2013, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at:

	June 30, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$2,091	$2,118	$2,934	$2,966
Due after one year through five years	10,084	10,495	8,895	9,301
Due after five years through ten years	5,727	6,280	7,433	7,970
Due after ten years	14,153	16,198	16,001	16,622
Subtotal	32,055	35,091	35,263	36,859
Structured securities (RMBS, ABS and CMBS)	7,711	7,982	8,214	8,393
Total fixed maturity securities	$39,766	$43,073	$43,477	$45,252
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

	June 30, 2014				December 31, 2013
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$394	$7	$1,029	$81	$2,526	$141	$470	$66
Foreign corporate	164	6	179	5	1,520	70	135	9
U.S. Treasury and agency	1,467	2	1,321	32	3,825	228	—	—
RMBS	410	24	662	44	996	35	457	65
State and political subdivision	14	—	139	14	630	44	64	18
ABS	258	2	96	6	680	5	104	7
CMBS	35	—	39	1	143	4	7	—
Foreign government	13	—	23	1	264	19	1	—
Total fixed maturity securities	$2,755	$41	$3,488	$184	$10,584	$546	$1,238	$165
Equity securities
Non-redeemable preferred stock	$10	$1	$83	$6	$105	$21	$33	$7
Common stock	2	—	—	—	3	—	7	—
Total equity securities	$12	$1	$83	$6	$108	$21	$40	$7
Total number of securities in an unrealized loss position	296		402		1,081		297
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired at June 30, 2014. Future other-than-temporary impairment (“OTTI”) will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $486 million during the six months ended June 30, 2014 from $711 million to $225 million. The decrease in gross unrealized losses for the six months ended June 30, 2014, was primarily attributable to a decrease in interest rates, and to a lesser extent narrowing credit spreads.
At June 30, 2014, $38 million of the total $225 million of gross unrealized losses were from 14 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $38 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $26 million, or 68%, are related to gross unrealized losses on 10 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Below Investment Grade Fixed Maturity Securities
Of the $38 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $12 million, or 32%, are related to gross unrealized losses on four below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over unemployment levels and valuations of residential real estate supporting non-agency RMBS. Management evaluates non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security.
Equity Securities
Gross unrealized losses on equity securities decreased $21 million during the six months ended June 30, 2014 from $28 million to $7 million. Of the $7 million, $4 million were from two equity securities with gross unrealized losses of 20% or more of cost for 12 months or greater, all of which were financial services industry investment grade non-redeemable preferred stock, of which 50% were rated A or better.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2014		December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans:
Commercial	$4,536	70.9%	$4,869	63.1%
Agricultural	1,253	19.6	1,285	16.6
Subtotal (1)	5,789	90.5	6,154	79.7
Valuation allowances	(33)	(0.5)	(34)	(0.4)
Subtotal mortgage loans, net	5,756	90.0	6,120	79.3
Commercial mortgage loans held by CSEs — fair value option (“FVO”)	638	10.0	1,598	20.7
Total mortgage loans, net	$6,394	100.0%	$7,718	100.0%

(1)
There were no mortgage loans purchased for both the three months and six months ended June 30, 2014. Purchases of mortgage loans were $5 million for both the three months and six months ended June 30, 2013.

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

	June 30, 2014			December 31, 2013
	Commercial	Agricultural	Total	Commercial	Agricultural	Total
	(In millions)
Mortgage loans:
Evaluated individually for credit losses	$69	$3	$72	$72	$4	$76
Evaluated collectively for credit losses	4,467	1,250	5,717	4,797	1,281	6,078
Total mortgage loans	4,536	1,253	5,789	4,869	1,285	6,154
Valuation allowances:
Specific credit losses	8	—	8	7	—	7
Non-specifically identified credit losses	21	4	25	23	4	27
Total valuation allowances	29	4	33	30	4	34
Mortgage loans, net of valuation allowance	$4,507	$1,249	$5,756	$4,839	$1,281	$6,120
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended June 30,
	2014			2013
	Commercial	Agricultural	Total	Commercial	Agricultural	Total
	(In millions)
Balance, beginning of period	$29	$4	$33	$32	$3	$35
Provision (release)	—	—	—	(2)	1	(1)
Balance, end of period	$29	$4	$33	$30	$4	$34

	Six Months Ended June 30,
	2014			2013
	Commercial	Agricultural	Total	Commercial	Agricultural	Total
	(In millions)
Balance, beginning of period	$30	$4	$34	$32	$3	$35
Provision (release)	(1)	—	(1)	(2)	1	(1)
Balance, end of period	$29	$4	$33	$30	$4	$34

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans, were as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
June 30, 2014
Loan-to-value ratios:
Less than 65%	$3,724	$149	$135	$4,008	88.4%	$4,368	89.2%
65% to 75%	341	33	—	374	8.2	382	7.8
76% to 80%	80	12	—	92	2.0	92	1.9
Greater than 80%	22	26	14	62	1.4	52	1.1
Total	$4,167	$220	$149	$4,536	100.0%	$4,894	100.0%

December 31, 2013
Loan-to-value ratios:
Less than 65%	$3,754	$125	$107	$3,986	81.9%	$4,224	82.8%
65% to 75%	700	—	27	727	14.9	736	14.4
76% to 80%	80	13	—	93	1.9	93	1.8
Greater than 80%	37	26	—	63	1.3	53	1.0
Total	$4,571	$164	$134	$4,869	100.0%	$5,106	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans, were as follows at:

	June 30, 2014		December 31, 2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$1,184	94.5%	$1,215	94.6%
65% to 75%	69	5.5	70	5.4
Total	$1,253	100.0%	$1,285	100.0%
The estimated fair value of agricultural mortgage loans was $1.3 billion at both June 30, 2014 and December 31, 2013.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both June 30, 2014 and December 31, 2013. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial mortgage loans past due and one commercial mortgage loan in non-accrual status with a recorded investment of $22 million at both June 30, 2014 and December 31, 2013. The Company had no agricultural mortgage loans past due or in non-accrual status at both June 30, 2014 and December 31, 2013.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Impaired Mortgage Loans
Impaired mortgage loans including those modified in a troubled debt restructuring, by portfolio segment, were as follows at:

	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value
	(In millions)
June 30, 2014
Commercial	$22	$22	$8	$14	$47	$47	$69	$61
Agricultural (1)	4	3	—	3	—	—	4	3
Total	$26	$25	$8	$17	$47	$47	$73	$64
December 31, 2013
Commercial	$22	$22	$7	$15	$52	$50	$74	$65
Agricultural (1)	4	4	—	4	—	—	4	4
Total	$26	$26	$7	$19	$52	$50	$78	$69
____________

(1)	Valuation allowance on agricultural mortgage loans was less than $1 million at both June 30, 2014 and December 31, 2013.
Unpaid principal balance is generally prior to any charge-offs.
The average recorded investment in impaired mortgage loans, including those modified in a troubled debt restructuring, and the related interest income, which is primarily recognized on a cash basis, by portfolio segment, was:

	Impaired Mortgage Loans
	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(In millions)
Commercial	$71	$1	$72	$1	$71	$1	$73	$2
Agricultural	3	—	2	—	3	—	1	—
Total	$74	$1	$74	$1	$74	$1	$74	$2
Mortgage Loans Modified in a Troubled Debt Restructuring
There were no mortgage loans modified in a troubled debt restructuring during the three months and six months ended June 30, 2014. There was one agricultural mortgage loan modified in a troubled debt restructuring with a pre-modification and post-modification carrying value of $4 million during the three months and six months ended June 30, 2013.
During the three months and six months ended June 30, 2014 and 2013, the Company had no mortgage loans with subsequent payment defaults that were modified in a troubled debt restructuring during the previous 12 months. Payment default is determined in the same manner as delinquency status as described above.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $243 million and $469 million at June 30, 2014 and December 31, 2013, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Net Unrealized Investment Gains (Losses)
The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss) (“AOCI”), were as follows:

	June 30, 2014	December 31, 2013
	(In millions)
Fixed maturity securities	$3,338	$1,819
Fixed maturity securities with noncredit OTTI losses in AOCI	(29)	(41)
Total fixed maturity securities	3,309	1,778
Equity securities	73	15
Derivatives	133	39
Short-term investments	—	1
Other	(29)	(71)
Subtotal	3,486	1,762
Amounts allocated from:
Insurance liability loss recognition	(192)	—
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)	(1)
DAC and VOBA	(442)	(274)
Subtotal	(635)	(275)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	11	16
Deferred income tax benefit (expense)	(1,014)	(591)
Net unrealized investment gains (losses)	$1,848	$912
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
	(In millions)
Balance, beginning of period	$(41)	$(64)
Noncredit OTTI losses and subsequent changes recognized (1)	2	11
Securities sold with previous noncredit OTTI loss	4	21
Subsequent changes in estimated fair value	6	(9)
Balance, end of period	$(29)	$(41)
____________

(1)	Noncredit OTTI losses and subsequent changes recognized, net of DAC, were ($2) million and $7 million for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2014
(In millions)
Balance, beginning of period	$912
Fixed maturity securities on which noncredit OTTI losses have been recognized	12
Unrealized investment gains (losses) during the period	1,712
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(192)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	—
DAC and VOBA	(168)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(5)
Deferred income tax benefit (expense)	(423)
Balance, end of period	$1,848
Change in net unrealized investment gains (losses)	$936
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s stockholders’ equity, other than the U.S. government and its agencies, at both June 30, 2014 and December 31, 2013.
Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2014	December 31, 2013
	(In millions)
Securities on loan: (1)
Amortized cost	$5,749	$5,931
Estimated fair value	$6,262	$5,984
Cash collateral on deposit from counterparties (2)	$6,348	$6,140
Security collateral on deposit from counterparties (3)	$41	$—
Reinvestment portfolio — estimated fair value	$6,405	$6,145
____________

(1)	Included within fixed maturity securities, short-term investments, cash and cash equivalents and equity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

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

	June 30, 2014	December 31, 2013
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$6,892	$56
Invested assets pledged as collateral (2)	2,000	1,901
Total invested assets on deposit and pledged as collateral	$8,892	$1,957
____________

(1)	See Note 1 for information about invested assets that became restricted when MetLife Insurance Company of Connecticut withdrew its New York license on January 1, 2014.

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
Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at June 30, 2014 and December 31, 2013. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	June 30, 2014	December 31, 2013
	(In millions)
CSEs (1)
Assets
Mortgage loans (commercial mortgage loans)	$638	$1,598
Accrued investment income	4	9
Total assets	$642	$1,607
Liabilities
Long-term debt	$499	$1,461
Other liabilities	4	7
Total liabilities	$503	$1,468
____________

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

(1)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $120 million at estimated fair value at both June 30, 2014 and December 31, 2013. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $12 million and $30 million for the three months and six months ended June 30, 2014, respectively, and $32 million and $66 million for the three months and six months ended June 30, 2013, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2014		December 31, 2013
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, ABS and CMBS) (2)	$7,982	$7,982	$8,393	$8,393
U.S. and foreign corporate	496	496	468	468
Other limited partnership interests	1,699	2,108	1,651	2,077
Real estate joint ventures	40	44	41	45
Other invested assets	23	44	9	44
Total	$10,240	$10,674	$10,562	$11,027
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
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the six months ended June 30, 2014 and 2013.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Investment income:
Fixed maturity securities	$468	$524	$960	$1,066
Equity securities	5	3	9	5
Mortgage loans	75	83	152	165
Policy loans	15	14	29	28
Real estate and real estate joint ventures	16	18	39	26
Other limited partnership interests	31	75	128	154
Cash, cash equivalents and short-term investments	—	1	1	3
International joint ventures	(1)	—	(1)	(10)
Other	—	—	(4)	2
Subtotal	609	718	1,313	1,439
Less: Investment expenses	24	28	48	56
Subtotal, net	585	690	1,265	1,383
FVO CSEs — interest income: Commercial mortgage loans	12	34	34	71
Net investment income	$597	$724	$1,299	$1,454
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Transportation	$(2)	$—	$(2)	$—
Finance	—	—	—	(3)
Consumer	—	—	(1)	—
Total U.S. and foreign corporate securities	(2)	—	(3)	(3)
RMBS	(2)	(2)	(2)	(8)
OTTI losses on fixed maturity securities recognized in earnings	(4)	(2)	(5)	(11)
Fixed maturity securities — net gains (losses) on sales and disposals	20	10	37	83
Total gains (losses) on fixed maturity securities	16	8	32	72
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	(8)	—	(8)	(3)
Common stock	(7)	—	(7)	—
OTTI losses on equity securities recognized in earnings	(15)	—	(15)	(3)
Equity securities — net gains (losses) on sales and disposals	5	3	9	6
Total gains (losses) on equity securities	(10)	3	(6)	3
Mortgage loans	—	2	8	1
Real estate and real estate joint ventures	2	1	—	—
Other limited partnership interests	(2)	1	(4)	1
Other investment portfolio gains (losses)	2	(1)	3	1
Subtotal — investment portfolio gains (losses)	8	14	33	78
FVO CSEs — changes in estimated fair value subsequent to consolidation:
Commercial mortgage loans	(16)	(23)	(15)	(36)
Long-term debt — related to commercial mortgage loans	17	28	18	50
Non-investment portfolio gains (losses) (1)	(55)	(3)	(601)	(10)
Subtotal FVO CSEs and non-investment portfolio gains (losses)	(54)	2	(598)	4
Total net investment gains (losses)	$(46)	$16	$(565)	$82
____________

(1)
Non-investment portfolio gain (losses) for the three months and six months ended June 30, 2014 includes a loss of ($61) million and ($608) million, respectively, related to the disposition of MAL. See Note 3.

See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $3 million and $5 million for the three months and six months ended June 30, 2014, respectively, and ($3) million and ($9) million for the three months and six months ended June 30, 2013, respectively.

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

	Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$3,681	$2,775	$7	$17	$3,688	$2,792
Gross investment gains	$27	$26	$5	$6	$32	$32
Gross investment losses	(7)	(16)	—	(3)	(7)	(19)
Total OTTI losses:
Credit-related	(4)	(2)	—	—	(4)	(2)
Other (1)	—	—	(15)	—	(15)	—
Total OTTI losses	(4)	(2)	(15)	—	(19)	(2)
Net investment gains (losses)	$16	$8	$(10)	$3	$6	$11

	Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$7,188	$5,355	$18	$42	$7,206	$5,397
Gross investment gains	$65	$115	$9	$10	$74	$125
Gross investment losses	(28)	(32)	—	(4)	(28)	(36)
Total OTTI losses:
Credit-related	(5)	(8)	—	—	(5)	(8)
Other (1)	—	(3)	(15)	(3)	(15)	(6)
Total OTTI losses	(5)	(11)	(15)	(3)	(20)	(14)
Net investment gains (losses)	$32	$72	$(6)	$3	$26	$75
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Balance, beginning of period	$55	$60	$57	$59
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	—	1	—	1
Additional impairments — credit loss OTTI recognized on securities previously impaired	1	—	1	7
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(2)	(3)	(4)	(9)
Balance, end of period	$54	$58	$54	$58
Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$91	$—	$445	$13
Amortized cost of invested assets transferred to affiliates	$83	$—	$416	$12
Net investment gains (losses) recognized on transfers	$8	$—	$29	$1
Estimated fair value of invested assets transferred from affiliates	$—	$77	$35	$83
The Company receives investment administrative services from an affiliate. The related investment administrative service charges were $13 million and $28 million for the three months and six months ended June 30, 2014, respectively, and $17 million and $34 million for the three months and six months ended June 30, 2013, respectively. Affiliated net investment income was less than $1 million for both the three months and six months ended June 30, 2014, and ($1) million for both the three months and six months ended June 30, 2013.
Below is a summary of certain affiliated loans, which are more fully described in Note 7 of the Notes of the Consolidated Financial Statements included in the 2013 Annual Report.
The Company has affiliated loans outstanding to wholly-owned real estate subsidiaries of an affiliate, MLIC, which are included in mortgage loans, with a carrying value of $363 million and $364 million at June 30, 2014 and December 31, 2013, respectively. These affiliated loans are secured by interests in the real estate subsidiaries, which own operating real estate with a fair value in excess of the loans. Net investment income from these loans was $5 million and $10 million for the three months and six months ended June 30, 2014, respectively, and $4 million and $8 million for the three months and six months ended June 30, 2013, respectively.
The Company has affiliated loans outstanding to MetLife, Inc., which are included in other invested assets, totaling $430 million at both June 30, 2014 and December 31, 2013. Net investment income from these loans was $6 million and $12 million, respectively, for both the three months and six months ended at June 30, 2014 and 2013. See Note 1.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

The Company committed to lend up to $1.8 billion to Exeter, an affiliate, pursuant to a note purchase agreement. Pursuant to the agreement, MetLife Insurance Company of Connecticut committed to purchase up to $1.3 billion of notes and MLI-USA committed to purchase up to $438 million of notes through December 31, 2014. The notes will be due not later than three years after issuance. The repayment of any notes issued pursuant to this agreement is guaranteed by MetLife, Inc. Pursuant to this agreement, the Company issued loans to Exeter which are included in other invested assets, totaling $500 million at both June 30, 2014 and December 31, 2013. The loans of $375 million, issued by MetLife Insurance Company of Connecticut and $125 million, issued by MLI-USA, are both due October 15, 2015, and bear interest, payable semi-annually, at 2.47%. Net investment income from these loans was $3 million and $6 million for the three months and six months ended June 30, 2014, respectively. There was no investment income from these loans for the three months and six months ended June 30, 2013. The remaining total commitment to lend is $1.2 billion with $925 million committed by MetLife Insurance Company of Connecticut and $313 million committed by MLI-USA at June 30, 2014.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2014			December 31, 2013
	Primary Underlying Risk Exposure	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$384	$14	$3	$436	$5	$10
Foreign currency swaps	Foreign currency exchange rate	—	—	—	122	—	13
Subtotal		384	14	3	558	5	23
Cash flow hedges:
Interest rate swaps	Interest rate	497	38	2	537	6	32
Interest rate forwards	Interest rate	175	23	—	245	3	4
Foreign currency swaps	Foreign currency exchange rate	567	21	34	544	25	35
Subtotal		1,239	82	36	1,326	34	71
Total qualifying hedges		1,623	96	39	1,884	39	94
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	14,786	584	175	22,262	881	441
Interest rate floors	Interest rate	17,604	100	92	17,604	103	99
Interest rate caps	Interest rate	7,901	14	—	9,651	36	—
Interest rate futures	Interest rate	2,338	2	—	1,443	—	3
Foreign currency swaps	Foreign currency exchange rate	743	48	36	882	52	41
Foreign currency forwards	Foreign currency exchange rate	56	—	—	56	—	1
Credit default swaps — purchased	Credit	173	—	1	157	—	1
Credit default swaps — written	Credit	2,227	37	—	2,243	38	—
Equity futures	Equity market	908	—	1	778	—	3
Equity options	Equity market	3,465	266	60	3,597	305	42
Variance swaps	Equity market	2,510	10	109	2,270	6	94
TRRs	Equity market	447	—	16	462	—	22
Total non-designated or non-qualifying derivatives		53,158	1,061	490	61,405	1,421	747
Total		$54,781	$1,157	$529	$63,289	$1,460	$841
Based on notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2014 and December 31, 2013. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Derivatives and hedging gains (losses) (1)	$85	$(423)	$151	$(563)
Embedded derivatives	101	(72)	215	181
Total net derivative gains (losses)	$186	$(495)	$366	$(382)
____________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Qualifying hedges:
Net investment income	$1	$—	$1	$1
Interest credited to policyholder account balances	(1)	1	(1)	2
Non-qualifying hedges:
Net derivative gains (losses)	30	45	63	61
Policyholder benefits and claims	(2)	—	(1)	(7)
Total	$28	$46	$62	$57

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

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended June 30, 2014
Interest rate derivatives	$108	$—	$10
Foreign currency exchange rate derivatives	(6)	—	—
Credit derivatives — written	3	—	—
Equity derivatives	(61)	(4)	(16)
Total	$44	$(4)	$(6)
Three Months Ended June 30, 2013
Interest rate derivatives	$(425)	$—	$(15)
Foreign currency exchange rate derivatives	1	—	—
Credit derivatives — written	—	—	—
Equity derivatives	(42)	(1)	(11)
Total	$(466)	$(1)	$(26)
Six Months Ended June 30, 2014
Interest rate derivatives	$189	$—	$22
Foreign currency exchange rate derivatives	—	—	—
Credit derivatives — written	1	—	—
Equity derivatives	(118)	(7)	(21)
Total	$72	$(7)	$1
Six Months Ended June 30, 2013
Interest rate derivatives	$(403)	$—	$(13)
Foreign currency exchange rate derivatives	16	—	—
Credit derivatives — written	7	—	—
Equity derivatives	(243)	(3)	(45)
Total	$(623)	$(3)	$(58)
____________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

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
The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2014
Interest rate swaps:	Fixed maturity securities	$—	$—	$—
	Policyholder liabilities (1)	5	(5)	—
Foreign currency swaps:	Foreign-denominated PABs (2)	(1)	1	—
Total		$4	$(4)	$—
Three Months Ended June 30, 2013
Interest rate swaps:	Fixed maturity securities	$6	$(7)	$(1)
	Policyholder liabilities (1)	(11)	10	(1)
Foreign currency swaps:	Foreign-denominated PABs (2)	—	—	—
Total		$(5)	$3	$(2)
Six Months Ended June 30, 2014
Interest rate swaps:	Fixed maturity securities	$—	$—	$—
	Policyholder liabilities (1)	14	(14)	—
Foreign currency swaps:	Foreign-denominated PABs (2)	—	—	—
Total		$14	$(14)	$—
Six Months Ended June 30, 2013
Interest rate swaps:	Fixed maturity securities	$7	$(8)	$(1)
	Policyholder liabilities (1)	(18)	16	(2)
Foreign currency swaps:	Foreign-denominated PABs (2)	(7)	7	—
Total		$(18)	$15	$(3)
____________

(1)	Fixed rate liabilities reported in PABs or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions were not probable of occurring within two months of the anticipated date, the Company reclassified certain amounts from AOCI into net derivative gains (losses). For the three months and six months ended June 30, 2014, the amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges were not significant. For the three months and six months ended June 30, 2013, there were no amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges.
At June 30, 2014 and December 31, 2013, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years and six years, respectively.
At June 30, 2014 and December 31, 2013, the balance in AOCI associated with cash flow hedges was $133 million and $39 million, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of stockholders’ equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2014
Interest rate swaps	$26	$—	$—	$(1)
Interest rate forwards	11	1	1	—
Foreign currency swaps	(5)	—	—	—
Total	$32	$1	$1	$(1)
Three Months Ended June 30, 2013
Interest rate swaps	$(54)	$—	$—	$1
Interest rate forwards	(20)	3	—	1
Foreign currency swaps	(2)	—	—	—
Total	$(76)	$3	$—	$2
Six Months Ended June 30, 2014
Interest rate swaps	$68	$—	$—	$—
Interest rate forwards	31	1	1	1
Foreign currency swaps	(3)	—	—	—
Total	$96	$1	$1	$1
Six Months Ended June 30, 2013
Interest rate swaps	$(77)	$(1)	$—	$1
Interest rate forwards	(35)	6	1	1
Foreign currency swaps	22	(1)	—	1
Total	$(90)	$4	$1	$3
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2014, ($1) million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $2.2 billion at both June 30, 2014 and December 31, 2013. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At June 30, 2014 and December 31, 2013, the Company would have received $37 million and $38 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2014			December 31, 2013
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$2	$135	2.2	$3	$115	2.7
Credit default swaps referencing indices	3	602	0.8	6	650	1.1
Subtotal	5	737	1.0	9	765	1.3
Baa
Single name credit default swaps (corporate)	8	416	2.5	8	446	3.0
Credit default swaps referencing indices	21	1,039	4.7	18	996	4.9
Subtotal	29	1,455	4.1	26	1,442	4.3
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	3	35	5.0	3	36	5.0
Subtotal	3	35	5.0	3	36	5.0
Total	$37	$2,227	3.1	$38	$2,243	3.3
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2014		December 31, 2013
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$1,122	$508	$1,450	$851
OTC-cleared (1)	58	35	50	9
Exchange-traded	2	1	—	6
Total gross estimated fair value of derivatives (1)	1,182	544	1,500	866
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	1,182	544	1,500	866
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(360)	(360)	(670)	(670)
OTC-cleared	(28)	(28)	(8)	(8)
Exchange-traded	—	—	—	—
Cash collateral: (3)
OTC-bilateral	(170)	—	(216)	—
OTC-cleared	(30)	(7)	(40)	(1)
Exchange-traded	—	—	—	(5)
Securities collateral: (4)
OTC-bilateral	(581)	(145)	(554)	(160)
OTC-cleared	—	—	—	—
Exchange-traded	—	(1)	—	(1)
Net amount after application of master netting agreements and collateral	$13	$3	$12	$21
____________

(1)
At June 30, 2014 and December 31, 2013, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $25 million and $40 million, respectively, and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $15 million and $25 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

(3)
Cash collateral received is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2014 and December 31, 2013, the Company received excess cash collateral of $6 million and $21 million, respectively, and provided excess cash collateral of $24 million and $19 million, respectively, which is not included in the table above due to the foregoing limitation.

(4)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at June 30, 2014 none of the collateral had been sold or repledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2014 and December 31, 2013, the Company received excess securities collateral with an estimated fair value of $18 million and $34 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2014 and December 31, 2013, the Company provided excess securities collateral with an estimated fair value of $7 million and $1 million, respectively, for its OTC-bilateral derivatives and $29 million and $29 million, respectively, for its OTC-cleared derivatives, and $55 million and $46 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

		Estimated Fair Value of Collateral Provided	Fair Value of Incremental Collateral Provided Upon
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	One Notch Downgrade in the Company’s Financial Strength Rating	Downgrade in the Company’s Financial Strength Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
June 30, 2014	$148	$152	$—	$2
December 31, 2013	$181	$161	$—	$2
____________

(1)	After taking into consideration the existence of netting agreements.

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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2014	December 31, 2013
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$1,373	$912
Options embedded in debt or equity securities	Investments	(38)	(30)
Net embedded derivatives within asset host contracts		$1,335	$882

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	PABs	$(1,210)	$(1,232)
Assumed guaranteed minimum benefits	Other policyholder funds	(12)	(13)
Funds withheld on ceded reinsurance	Other liabilities	254	34
Other	PABs	15	—
Net embedded derivatives within liability host contracts		$(953)	$(1,211)
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Net derivative gains (losses) (1), (2)	$101	$(72)	$215	$181
____________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were $2 million and $7 million for the three months and six months ended June 30, 2014, respectively, and ($38) million and ($127) million for the three months and six months ended June 30, 2013, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were $15 million and ($4) million for the three months and six months ended June 30, 2014, respectively, and $41 million and $159 million for the three months and six months ended June 30, 2013, respectively.

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

	June 30, 2014
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$14,535	$1,414	$15,949
Foreign corporate	—	4,472	689	5,161
U.S. Treasury and agency	6,260	4,667	—	10,927
RMBS	—	4,471	529	5,000
State and political subdivision	—	2,355	2	2,357
ABS	—	1,393	218	1,611
CMBS	—	1,286	85	1,371
Foreign government	—	697	—	697
Total fixed maturity securities	6,260	33,876	2,937	43,073
Equity securities:
Non-redeemable preferred stock	—	168	62	230
Common stock	100	82	36	218
Total equity securities	100	250	98	448
Short-term investments (1)	251	933	—	1,184
Mortgage loans held by CSEs — FVO	—	638	—	638
Other invested assets:
FVO securities	—	—	—	—
Derivative assets: (2)
Interest rate	2	750	23	775
Foreign currency exchange rate	—	69	—	69
Credit	—	34	3	37
Equity market	—	266	10	276
Total derivative assets	2	1,119	36	1,157
Total other invested assets	2	1,119	36	1,157
Net embedded derivatives within asset host contracts (3)	—	—	1,373	1,373
Separate account assets (4)	262	99,710	161	100,133
Total assets	$6,875	$136,526	$4,605	$148,006
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$272	$—	$272
Foreign currency exchange rate	—	70	—	70
Credit	—	1	—	1
Equity market	1	76	109	186
Total derivative liabilities	1	419	109	529
Net embedded derivatives within liability host contracts (3)	—	—	(953)	(953)
Long-term debt of CSEs — FVO	—	499	—	499
Total liabilities	$1	$918	$(844)	$75

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

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within PABs and other liabilities on the consolidated balance sheets. At June 30, 2014 and December 31, 2013, equity securities also included embedded derivatives of ($38) million and ($30) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent 1% of the total estimated fair value of fixed maturity securities and 16% of the total estimated fair value of Level 3 fixed maturity securities.

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
Securities, Short-term Investments and Long-term Debt of CSEs — FVO
When available, the estimated fair value of these financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management’s judgment.
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
The estimated fair value of long-term debt of CSEs — FVO is determined on a basis consistent with the methodologies described herein for securities.
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
The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all OTC-bilateral and OTC-cleared derivatives, and any potential credit adjustment is based on the net exposure by counterparty after taking into account the effects of netting agreements and collateral arrangements. The Company values its OTC-bilateral and OTC-cleared derivatives using standard swap curves which may include a spread to the risk-free rate, depending upon specific collateral arrangements. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with similar collateral arrangements. As the Company and its significant derivative counterparties generally execute trades at such pricing levels and hold sufficient collateral, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. An evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.
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
Embedded Derivatives
Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees and embedded derivatives related to funds withheld on ceded reinsurance and within certain annuity contracts. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
The Company issues certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and GMIBs contain embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are primarily classified within PABs on the consolidated balance sheets.
The fair value of these embedded derivatives, estimated as the present value of projected future benefits minus the present value of projected future fees using actuarial and capital market assumptions including expectations concerning policyholder behavior, is calculated by the Company’s actuarial department. The calculation is based on in-force business, and is performed using standard actuarial valuation software which projects future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios using observable risk-free rates.
Capital market assumptions, such as risk-free rates and implied volatilities, are based on market prices for publicly traded instruments to the extent that prices for such instruments are observable. Implied volatilities beyond the observable period are extrapolated based on observable implied volatilities and historical volatilities. Actuarial assumptions, including mortality, lapse, withdrawal and utilization, are unobservable and are reviewed at least annually based on actuarial studies of historical experience.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

The valuation of these guarantee liabilities includes nonperformance risk adjustments and adjustments for a risk margin related to non-capital market inputs. The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife, Inc.
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
The Company issues certain annuity contracts which allow the policyholder to participate in returns from equity indices. These equity indexed features are embedded derivatives which are measured at estimated fair value separately from the host fixed annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within PABs on the consolidated balance sheets.
The estimated fair value of the embedded equity indexed derivatives, based on the present value of future equity returns to the policyholder using actuarial and present value assumptions including expectations concerning policyholder behavior, is calculated by the Company’s actuarial department. The calculation is based on in-force business and uses standard capital market techniques, such as Black-Scholes, to calculate the value of the portion of the embedded derivative for which the terms are set. The portion of the embedded derivative covering the period beyond where terms are set is calculated as the present value of amounts expected to be spent to provide equity indexed returns in those periods. The valuation of these embedded derivatives also includes the establishment of a risk margin, as well as changes in nonperformance risk.

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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at June 30, 2014, there were no transfers between Levels 1 and 2. Transfers between Levels 1 and 2 were not significant for assets and liabilities measured at estimated fair value and still held at December 31, 2013.
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

					June 30, 2014				December 31, 2013				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	10	-	125	31	(10)	-	240	51	Decrease
			•	Illiquidity premium (4)	30	-	30	30	30	-	30	30	Decrease
			•	Credit spreads (4)	(114)	-	539	258	(112)	-	538	208	Decrease
			•	Offered quotes (5)	100	-	100	100	99	-	100	100	Increase
	•	Market pricing	•	Quoted prices (5)	—	-	705	133					Increase
	•	Consensus pricing	•	Offered quotes (5)	68	-	700	400	33	-	103	87	Increase
RMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	220	-	582	342	(96)	-	2,406	295	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	91	-	103	96	10	-	100	95	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	1	-	107	92	78	-	100	95	Increase (6)
CMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	(89)	-	95	(33)	341	-	1,879	746	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	1	-	104	102	97	-	104	101	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	100	-	100	100	101	-	101	101	Increase (6)
ABS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	111	-	914	358	30	-	875	319	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	97	-	100	100	—	-	104	101	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	62	-	106	99	58	-	106	98	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	353	-	353		248	-	450		Increase (11)
Credit	•	Present value techniques	•	Credit spreads (8)	99	-	100		98	-	100		Decrease (8)
	•	Consensus pricing	•	Offered quotes (9)
Equity market	•	Present value techniques	•	Volatility (10)	13%	-	22%		17%	-	28%		Increase (11)
Embedded derivatives
Direct and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.10%		0%	-	0.10%		Decrease (12)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (12)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (12)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	100%		0.50%	-	100%		Decrease (13)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (13)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (13)
			•	Utilization rates	20%	-	50%		20%	-	50%		Increase (14)
			•	Withdrawal rates	0.07%	-	10%		0.07%	-	10%		(15)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (16)
			•	Nonperformance risk spread	0.03%	-	1.31%		0.03%	-	0.44%		Decrease (17)
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

(9)	At both June 30, 2014 and December 31, 2013, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	RMBS	State and Political Subdivision	ABS	CMBS	Foreign Government
	(In millions)
Three Months Ended June 30, 2014
Balance, beginning of period	$1,400	$723	$535	$—	$185	$102	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	2	1	1	—	—	—	—
Net investment gains (losses)	—	(2)	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	17	14	7	—	(3)	—	—
Purchases (3)	31	9	63	—	49	2	—
Sales (3)	(22)	(48)	(15)	—	(27)	(4)	—
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	15	—	—	2	38	—	—
Transfers out of Level 3 (4)	(29)	(8)	(62)	—	(24)	(15)	—
Balance, end of period	$1,414	$689	$529	$2	$218	$85	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$2	$—	$1	$—	$—	$—	$—
Net investment gains (losses)	$—	$(2)	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities			Net Derivatives (6)
	Non - redeemable Preferred Stock	Common Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Three Months Ended June 30, 2014
Balance, beginning of period	$89	$33	$91	$38	$4	$(95)	$2,237	$160
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	9	(1)	(4)	107	—
OCI	6	3	—	11	—	—	—	—
Purchases (3)	—	—	—	—	—	—	—	6
Sales (3)	—	—	(47)	—	—	—	—	(4)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(35)	—	—	(18)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	(33)	—	(44)	—	—	—	—	(1)
Balance, end of period	$62	$36	$—	$23	$3	$(99)	$2,326	$161
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$(1)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$(1)	$(4)	$121	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	RMBS	State and Political Subdivision	ABS	CMBS	Foreign Government
	(In millions)
Three Months Ended June 30, 2013
Balance, beginning of period	$1,267	$786	$314	$25	$420	$106	$2
Total realized/unrealized gains (losses)included in:
Net income (loss): (1), (2)
Net investment income	3	—	—	—	—	—	—
Net investment gains (losses)	(3)	(1)	—	—	—	1	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	(40)	(29)	—	—	(1)	—	—
Purchases (3)	111	69	86	—	61	4	—
Sales (3)	(75)	(25)	(51)	—	(42)	(40)	—
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	8	23	3	—	—	—	—
Transfers out of Level 3 (4)	(102)	(10)	—	(19)	(15)	(5)	—
Balance, end of period	$1,169	$813	$352	$6	$423	$66	$2
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$3	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities			Net Derivatives (6)
	Non- redeemable Preferred Stock	Common Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Three Months Ended June 30, 2013
Balance, beginning of period	$79	$26	$396	$106	$8	$(86)	$2,550	$139
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	(26)	(2)	2	(81)	—
OCI	2	1	—	(20)	—	—	—	—
Purchases (3)	—	3	2	—	—	—	—	2
Sales (3)	—	—	(366)	—	—	—	—	(2)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(12)	—	—	(16)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	1
Transfers out of Level 3 (4)	—	—	(30)	(1)	—	—	—	—
Balance, end of period	$81	$30	$2	$47	$6	$(84)	$2,453	$140
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$(22)	$(2)	$3	$(74)	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	RMBS	State and Political Subdivision	ABS	CMBS	Foreign Government
	(In millions)
Six Months Ended June 30, 2014
Balance, beginning of period	$1,248	$734	$422	$—	$419	$72	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	3	1	2	—	—	—	—
Net investment gains (losses)	(1)	(3)	3	—	1	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	45	30	9	—	—	1	—
Purchases (3)	61	10	144	—	74	18	—
Sales (3)	(63)	(52)	(47)	—	(81)	(5)	—
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	164	—	14	2	22	—	—
Transfers out of Level 3 (4)	(43)	(31)	(18)	—	(217)	(1)	—
Balance, end of period	$1,414	$689	$529	$2	$218	$85	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$3	$—	$2	$—	$—	$—	$—
Net investment gains (losses)	$(2)	$(2)	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities			Net Derivatives (6)
	Non- redeemable Preferred Stock	Common Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Six Months Ended June 30, 2014
Balance, beginning of period	$81	$31	$—	$11	$6	$(88)	$2,123	$153
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	(1)	(3)	—	—	—	—	—	5
Net derivative gains (losses)	—	—	—	17	(3)	(11)	225	—
OCI	4	8	—	31	—	—	—	—
Purchases (3)	—	—	—	—	—	—	—	8
Sales (3)	—	(6)	—	—	—	—	—	(5)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(36)	—	—	(22)	—
Transfers into Level 3 (4)	—	6	—	—	—	—	—	—
Transfers out of Level 3 (4)	(22)	—	—	—	—	—	—	—
Balance, end of period	$62	$36	$—	$23	$3	$(99)	$2,326	$161
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$(1)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$(3)	$(11)	$247	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	RMBS	State and Political Subdivision	ABS	CMBS	Foreign Government
	(In millions)
Six Months Ended June 30, 2013
Balance, beginning of period	$1,434	$868	$278	$25	$343	$125	$3
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	5	—	—	—	1	—	—
Net investment gains (losses)	(3)	(3)	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	(13)	(23)	8	—	(1)	2	(1)
Purchases (3)	139	87	85	—	124	6	—
Sales (3)	(126)	(65)	(27)	—	(16)	(53)	—
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	56	22	12	—	—	—	—
Transfers out of Level 3 (4)	(323)	(73)	(4)	(19)	(28)	(14)	—
Balance, end of period	$1,169	$813	$352	$6	$423	$66	$2
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$5	$—	$—	$—	$1	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities			Net Derivatives (6)
	Non- redeemable Preferred Stock	Common Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Six Months Ended June 30, 2013
Balance, beginning of period	$93	$26	$13	$119	$10	$(51)	$2,290	$141
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	(1)	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	(21)	(4)	(25)	173	—
OCI	6	2	—	(35)	—	—	—	—
Purchases (3)	1	2	2	—	—	—	—	2
Sales (3)	(18)	—	(13)	—	—	—	—	(3)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(15)	—	(8)	(10)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	(1)	—	—	—	—
Balance, end of period	$81	$30	$2	$47	$6	$(84)	$2,453	$140
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$(2)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$(18)	$(4)	$(25)	$186	$—
__________

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

	June 30, 2014	December 31, 2013
	(In millions)
Assets (1)
Unpaid principal balance	$582	$1,528
Difference between estimated fair value and unpaid principal balance	56	70
Carrying value at estimated fair value	$638	$1,598
Liabilities (1)
Contractual principal balance	$493	$1,436
Difference between estimated fair value and contractual principal balance	6	25
Carrying value at estimated fair value	$499	$1,461
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

Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	At June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$17	$19	$(1)	$(3)	$(1)	$(3)
Other limited partnership interests (2)	$6	$4	$(1)	$(5)	$(4)	$(5)
Real estate joint ventures (3)	$—	$1	$—	$—	$—	$(1)
____________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both June 30, 2014 and 2013 were not significant.

(3)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include several real estate funds that typically invest primarily in commercial real estate. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next one to 10 years. Unfunded commitments for these investments at both June 30, 2014 and 2013 were not significant.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2014
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$5,756	$—	$—	$6,191	$6,191
Policy loans	$1,207	$—	$866	$409	$1,275
Real estate joint ventures	$52	$—	$—	$105	$105
Other limited partnership interests	$71	$—	$—	$92	$92
Other invested assets	$931	$—	$1,010	$—	$1,010
Premiums, reinsurance and other receivables	$6,462	$—	$107	$7,032	$7,139
Liabilities
PABs	$18,891	$—	$—	$20,130	$20,130
Long-term debt	$790	$—	$1,108	$—	$1,108
Other liabilities	$364	$—	$197	$167	$364
Separate account liabilities	$1,471	$—	$1,471	$—	$1,471

	December 31, 2013
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$6,120	$—	$—	$6,427	$6,427
Policy loans	$1,219	$—	$872	$407	$1,279
Real estate joint ventures	$55	$—	$—	$98	$98
Other limited partnership interests	$78	$—	$—	$89	$89
Other invested assets	$931	$—	$995	$—	$995
Premiums, reinsurance and other receivables	$5,928	$—	$24	$6,282	$6,306
Liabilities
PABs	$20,875	$—	$—	$21,987	$21,987
Long-term debt	$790	$—	$1,009	$—	$1,009
Other liabilities	$258	$—	$96	$162	$258
Separate account liabilities	$1,448	$—	$1,448	$—	$1,448
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
8.  Goodwill
In connection with the sale of MAL, goodwill in the Corporate Benefit Funding segment was reduced by $112 million during the first quarter of 2014. See Note 3. This goodwill was allocated to MAL based on the relative fair value of MAL to the estimated fair value of the Corporate Benefit Funding segment in total. The Company tested the remaining goodwill in the Corporate Benefit Funding segment for impairment during the first quarter of 2014 and concluded that the fair value was in excess of the carrying value and therefore, it was not impaired.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9.  Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI, net of income tax, was as follows:

	Three Months Ended June 30, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$1,503	$69	$(17)	$1,555
OCI before reclassifications	678	32	13	723
Deferred income tax benefit (expense)	(166)	(12)	1	(177)
OCI before reclassifications, net of income tax	2,015	89	(3)	2,101
Amounts reclassified from AOCI	(20)	(2)	—	(22)
Deferred income tax benefit (expense)	6	—	—	6
Amounts reclassified from AOCI, net of income tax	(14)	(2)	—	(16)
Sale of subsidiary (2)	(320)	—	6	(314)
Deferred income tax benefit (expense)	80	—	—	80
Sale of subsidiary, net of income tax	(240)	—	6	(234)
Balance, end of period	$1,761	$87	$3	$1,851

	Three Months Ended June 30, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$1,944	$147	$(105)	$1,986
OCI before reclassifications	(971)	(76)	(4)	(1,051)
Deferred income tax benefit (expense)	323	25	1	349
OCI before reclassifications, net of income tax	1,296	96	(108)	1,284
Amounts reclassified from AOCI	(13)	(3)	—	(16)
Deferred income tax benefit (expense)	2	2	—	4
Amounts reclassified from AOCI, net of income tax	(11)	(1)	—	(12)
Balance, end of period	$1,285	$95	$(108)	$1,272

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9. Equity (continued)

	Six Months Ended June 30, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$885	$27	$(23)	$889
OCI before reclassifications	1,638	96	20	1,754
Deferred income tax benefit (expense)	(489)	(34)	—	(523)
OCI before reclassifications, net of income tax	2,034	89	(3)	2,120
Amounts reclassified from AOCI	(48)	(2)	—	(50)
Deferred income tax benefit (expense)	15	—	—	15
Amounts reclassified from AOCI, net of income tax	(33)	(2)	—	(35)
Sale of subsidiary (2)	(320)	—	6	(314)
Deferred income tax benefit (expense)	80	—	—	80
Sale of subsidiary, net of income tax	(240)	—	6	(234)
Balance, end of period	$1,761	$87	$3	$1,851

	Six Months Ended June 30, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$2,291	$158	$(49)	$2,400
OCI before reclassifications	(1,487)	(90)	(59)	(1,636)
Deferred income tax benefit (expense)	532	30	—	562
OCI before reclassifications, net of income tax	1,336	98	(108)	1,326
Amounts reclassified from AOCI	(80)	(5)	—	(85)
Deferred income tax benefit (expense)	29	2	—	31
Amounts reclassified from AOCI, net of income tax	(51)	(3)	—	(54)
Balance, end of period	$1,285	$95	$(108)	$1,272
____________

(1)	See Note 5 for information on offsets to investments related to insurance liabilities and DAC and VOBA.

(2)	See Note 3.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Statement of Operations and Comprehensive Income (Loss) Location
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$9	$9	$29	$80	Net investment gains (losses)
Net unrealized investment gains (losses)	10	3	16	6	Net investment income
Net unrealized investment gains (losses)	2	—	4	—	Net derivative gains (losses)
OTTI	(1)	1	(1)	(6)	Net investment gains (losses)
Net unrealized investment gains (losses), before income tax	20	13	48	80
Income tax (expense) benefit	(6)	(2)	(15)	(29)
Net unrealized investment gains (losses), net of income tax	14	11	33	51
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	—	—	(1)	Net derivative gains (losses)
Interest rate forwards	1	3	1	6	Net derivative gains (losses)
Interest rate forwards	1	—	1	1	Net investment income
Foreign currency swaps	—	—	—	(1)	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	2	3	2	5
Income tax (expense) benefit	—	(2)	—	(2)
Gains (losses) on cash flow hedges, net of income tax	2	1	2	3
Total reclassifications, net of income tax	$16	$12	$35	$54

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10. Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Compensation	$79	$82	$158	$171
Commissions	131	170	261	363
Volume-related costs	45	22	83	40
Affiliated interest costs on ceded reinsurance	81	40	147	98
Capitalization of DAC	(86)	(133)	(160)	(287)
Amortization of DAC and VOBA	213	4	529	30
Interest expense on debt	28	49	63	100
Premium taxes, licenses and fees	16	15	29	28
Professional services	11	5	20	10
Rent and related expenses	8	7	16	15
Other	104	107	204	208
Total other expenses	$630	$368	$1,350	$776
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for some of the matters below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2014.
Matters as to Which an Estimate Can Be Made
For some of the matters discussed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of June 30, 2014, the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material for the Company.

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
Unclaimed Property Inquiries
On December 28, 2012, the West Virginia Treasurer filed an action (West Virginia ex rel. John D. Perdue v. MetLife Insurance Company of Connecticut, Circuit Court of Putnam County), alleging that MetLife Insurance Company of Connecticut violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 14, 2012, the Treasurer filed a substantially identical suit against MLI‑USA. On December 30, 2013, the court granted defendants’ motions to dismiss all of the West Virginia Treasurer’s actions. The Treasurer has filed a notice to appeal the dismissal order.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, large and/or indeterminate amounts, including punitive and treble damages, are sought. Although, in light of these considerations it is possible that an adverse outcome in certain cases could have a material effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s net income or cash flows in particular quarterly or annual periods.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $121 million and $147 million at June 30, 2014 and December 31, 2013, respectively.
Commitments to Fund Partnerships Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $894 million and $1.0 billion at June 30, 2014 and December 31, 2013, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11. Contingencies, Commitments and Guarantees (continued)

Other Commitments
The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At June 30, 2014 and December 31, 2013, the Company had agreed to fund up to $32 million and $61 million, respectively, of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $51 million and $74 million at June 30, 2014 and December 31, 2013, respectively, to custody accounts to secure the demand notes. Each of these affiliates is permitted by contract to sell or repledge this collateral.
See Note 5 “— Related Party Investment Transactions” for additional other commitments.
12.  Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $402 million and $749 million for the three months and six months ended June 30, 2014, respectively, and $372 million and $816 million for the three months and six months ended June 30, 2013, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $58 million and $115 million for the three months and six months ended June 30, 2014, respectively, and $52 million and $102 million for the three months and six months ended June 30, 2013, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $48 million and $95 million for the three months and six months ended June 30, 2014, respectively, and $46 million and $92 million for the three months and six months ended June 30, 2013, respectively.
The Company had net receivables (payables) to affiliates, related to the items discussed above, of $62 million and ($210) million at June 30, 2014 and December 31, 2013, respectively.
See Note 5 for additional information on related party transactions.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain MetLife, Inc. subsidiaries, including MLIC, MetLife Reinsurance Company of South Carolina, Exeter, General American Life Insurance Company, MLIIC, MetLife Reinsurance Company of Vermont and MetLife Reinsurance Company of Delaware (“MRD”), all of which are related parties.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Premiums
Reinsurance assumed	$2	$2	$8	$6
Reinsurance ceded	(184)	(156)	(447)	(303)
Net premiums	$(182)	$(154)	$(439)	$(297)
Universal life and investment-type product policy fees
Reinsurance assumed	$24	$11	$48	$32
Reinsurance ceded	(149)	(168)	(306)	(302)
Net universal life and investment-type product policy fees	$(125)	$(157)	$(258)	$(270)
Other revenues
Reinsurance assumed	$—	$—	$—	$—
Reinsurance ceded	64	75	121	167
Net other revenues	$64	$75	$121	$167
Policyholder benefits and claims
Reinsurance assumed	$8	$2	$13	$5
Reinsurance ceded	(238)	(193)	(588)	(386)
Net policyholder benefits and claims	$(230)	$(191)	$(575)	$(381)
Interest credited to policyholder account balances
Reinsurance assumed	$18	$18	$37	$36
Reinsurance ceded	(35)	(32)	(68)	(61)
Net interest credited to policyholder account balances	$(17)	$(14)	$(31)	$(25)
Other expenses
Reinsurance assumed	$7	$3	$19	$12
Reinsurance ceded	50	12	74	33
Net other expenses	$57	$15	$93	$45
Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	June 30, 2014		December 31, 2013
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$27	$13,925	$28	$12,710
Deferred policy acquisition costs and value of business acquired	144	(604)	122	(579)
Total assets	$171	$13,321	$150	$12,131
Liabilities
Other policy-related balances	$1,666	$786	$1,640	$811
Other liabilities	12	5,623	9	5,260
Total liabilities	$1,678	$6,409	$1,649	$6,071

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12. Related Party Transactions (continued)

In October 2012, MLI-USA entered into a reinsurance agreement to cede two blocks of business to MRD, on a 90% coinsurance with funds withheld basis. This agreement covers certain term and certain universal life policies issued in 2012 by MLI-USA and was amended in 2013 to include certain term and universal life policies issued by MLI-USA through December 31, 2013. This agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $580 million and $917 million at June 30, 2014 and December 31, 2013, respectively. MLI-USA also recorded a funds withheld liability and other reinsurance payables, included in other liabilities, which were $468 million and $798 million at June 30, 2014 and December 31, 2013, respectively. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at fair value on the Company’s consolidated balance sheets. The embedded derivative related to this cession is included within other liabilities and was $30 million and ($14) million at June 30, 2014 and December 31, 2013, respectively. The Company’s consolidated statements of operations and comprehensive income (loss) reflects a loss for this agreement of $39 million and $90 million, for the three months and six months ended June 30, 2014, respectively, and $15 million and $30 million for the three months and six months ended June 30, 2013, respectively. The loss related to this agreement includes net derivative gains (losses) associated with the embedded derivatives of ($19) million and ($44) million for the three months and six months ended June 30, 2014, respectively, and $12 million and $13 million for the three months and six months ended June 30, 2013, respectively.
The Company ceded risks to affiliates related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were assets of $1.4 billion and $912 million at June 30, 2014 and December 31, 2013, respectively. Net derivative gains (losses) associated with the embedded derivatives were $29 million and $277 million for the three months and six months ended June 30, 2014, respectively, and ($667) million and ($1.4) billion for the three months and six months ended June 30, 2013, respectively.
MLI-USA ceded two blocks of business to an affiliate on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and increased the funds withheld balance by $224 million and $48 million at June 30, 2014 and December 31, 2013, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($74) million and ($176) million for the three months and six months ended June 30, 2014, respectively, and $128 million and $416 million for the three months and six months ended June 30, 2013, respectively.
Effective January 1, 2014, MetLife Insurance Company of Connecticut reinsured with MLIC all existing New York insurance policies and annuity contracts that include a separate account feature. As a result of the reinsurance agreements, MetLife Insurance Company of Connecticut recorded reinsurance receivables, included in premiums, reinsurance and other receivables, of $700 million, a funds withheld liability, included in other liabilities, of $192 million, and other reinsurance payables, included in other liabilities, of $14 million, and transferred cash and investments of $494 million to MLIC. See Note 1.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MICC,” the “Company,” “we,” “our” and “us” refer to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). MetLife Insurance Company of Connecticut is a wholly-owned subsidiary of MetLife, Inc. Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
This narrative analysis includes references to our performance measure, operating earnings, that is not based on accounting principles generally accepted in the United States of America (“GAAP”). Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is our measure of segment performance. See “— Non-GAAP and Other Financial Disclosures” for definitions of this and other measures.
Business
Overview
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
In the first quarter of 2014, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, MetLife Assurance Limited (“MAL”) and, as a result, began reporting the operations of MAL as divested business. The sale of MAL was completed in May 2014. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. Consequently, the results for Corporate Benefit Funding decreased by $9 million, net of $5 million of income tax, for the six months ended June 30, 2013. Also, the results for Corporate & Other decreased by $7 million, net of $4 million of income tax, for the six months ended June 30, 2013.
In 2013, MetLife, Inc. announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company (the “Mergers”). The Mergers are expected to occur in the fourth quarter of 2014, subject to regulatory approvals. The companies to be merged are MetLife Insurance Company of Connecticut, MLI-USA and MetLife Investors Insurance Company, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MetLife Insurance Company of Connecticut, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013.

Effective January 1, 2014, following receipt of New York State Department of Financial Services (the “Department of Financial Services”) approval, MetLife Insurance Company of Connecticut withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MetLife Insurance Company of Connecticut reinsured with Metropolitan Life Insurance Company (“MLIC”), an affiliate, all existing New York insurance policies and annuity contracts that include a separate account feature. As a result of the reinsurance agreements, MetLife Insurance Company of Connecticut recorded reinsurance receivables, included in premiums, reinsurance and other receivables, of $700 million, a funds withheld liability, included in other liabilities, of $192 million, and other reinsurance payables, included in other liabilities, of $14 million, and transferred cash and investments of $494 million to MLIC. On December 31, 2013, MetLife Insurance Company of Connecticut deposited investments with an estimated fair market value of $6.3 billion into a custodial account to secure MetLife Insurance Company of Connecticut’s remaining New York policyholder liabilities not covered by such reinsurance, which became restricted on January 1, 2014.
In anticipation of the Mergers, in July 2014 MetLife Insurance Company of Connecticut and MLI-USA transferred to certain affiliates $430 million in affiliated loans, which are included in other invested assets. In August 2014, MetLife Insurance Company of Connecticut’s Board of Directors approved the redemption and retirement of the 4,595,317 shares of MetLife Insurance Company of Connecticut’s common stock owned by MetLife Investors Group, LLC (“MLIG”) for $1.4 billion. We expect the redemption to occur in the third quarter of 2014, after which all of the outstanding common stock of MetLife Insurance Company of Connecticut will be held directly by MetLife, Inc. Following the redemption, in the third quarter of 2014 we expect that MLIG will dividend the $1.4 billion to MetLife, Inc., and we expect to receive a capital contribution from MetLife, Inc. of approximately $230 million. MetLife Insurance Company of Connecticut does not expect to pay any dividends in 2014. Also, subject to regulatory approvals, certain business that Exeter currently reinsures will likely be transferred to one or more of its affiliates.
The Mergers (i) may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by state insurance regulators by reducing our exposure to and use of captive reinsurers; (ii) will alleviate the need to use MetLife, Inc. cash to fund derivative collateral requirements; (iii) will increase transparency relative to our capital allocation and variable annuity risk management; and (iv) may impact the aggregate amount of dividends permitted to be paid without insurance regulatory approval. See “— Regulatory Developments — Insurance Regulatory Examinations” and Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the impact of the Mergers, and see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions” included in the 2013 Annual Report for information on our use of captive reinsurers. See also “Risk Factors — Acquisition-Related Risks — We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations” included in the 2013 Annual Report for information regarding the potential impact on our operations if the Mergers or related regulatory approvals are prevented or delayed.
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
The regulation of the global financial services industry has received renewed scrutiny as a result of the disruptions in the financial markets. Significant regulatory reforms have been recently adopted and additional reforms proposed, and these or other reforms could be implemented. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included elsewhere herein, as well as “Business — Regulation,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” included in the 2013 Annual Report. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed by President Obama in July 2010, effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank which are in various stages of implementation, many of which are not likely to be completed for some time.

Insurance Regulatory Examinations
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Except as otherwise disclosed in Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements included elsewhere herein, and in Note 15 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report, during the six months ended June 30, 2014 and the years ended December 31, 2013, 2012 and 2011, we have not received any material adverse findings resulting from state insurance department examinations of us or our insurance subsidiaries.
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
In addition, claims payment practices by insurance companies have received increased scrutiny from regulators. See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements included elsewhere herein, and Note 15 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for further information regarding retained asset accounts and unclaimed property inquiries and related litigation.
State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) are also investigating the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. The Financial Condition Committee of the NAIC has charged its Financial Analysis Working Group with the task of performing a peer review of captive insurer reserve financings in order to gather more information regarding their nature and how extensively they are used. The NAIC contracted with Rector & Associates to study captives and recommend additional regulation. Rector & Associates issued recommendations in June 2014, modifying its report which was released for comment in late February 2014 (as modified, the “Rector Report”). The Rector Report was adopted by the NAIC on June 30, 2014. The adoption triggers charges to a number of NAIC working groups to develop, adopt and implement additional regulations on captives. It is premature to project the impact, if any, of any new captive regulations on the Company. In late March 2014, the NAIC released for comment a proposed redefinition of “multi-state insurers” to prospectively include U.S. captive reinsurers, which would entail that certain standards, such as solvency standards, that apply to multi-state insurers would apply to U.S. captive reinsurers. Any states that did not apply multi-state insurer requirements would be at risk of losing their NAIC accreditation. As comments received on the proposed redefinition of “multi-state insurers” have been negative, it is premature to project its impact, if it is adopted, on captive usage by the Company.
Like many life insurance companies, we utilize captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. We also cede most of the variable annuity guarantee risks to a captive reinsurer, which allows us to consolidate hedging and other risk management programs. If state insurance regulators restrict the use of such captive reinsurers by following the lead of the Department of Financial Services which has recommended a moratorium on such transactions, or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products or to hedge the associated risks efficiently, and/or our risk-based capital (“RBC”) ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. We will continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves and we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results. In 2013, MetLife, Inc. announced its plans for the Mergers. See “— Overview” for further information on the Mergers. The Mergers may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by insurance regulators in Connecticut or Delaware. For more information on our use of captive reinsurers see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions” included in the 2013 Annual Report.
The NAIC has been reviewing life insurers’ use of non-variable separate accounts that are insulated from general account claims in the event of an insurance company insolvency, and adopted recommendations, subject to further review and development of guidance at a working group, on July 1, 2014. We are currently evaluating the impact, if any, that these recommendations may have on our business. The NAIC and certain state regulators continue to look at the use of non-insulated book value separate accounts for retail index-linked variable annuities and, for this business, the risk of unfavorable regulatory developments remains and our ability to do business in these markets could be adversely affected.

The International Association of Insurance Supervisors (“IAIS”) has encouraged U.S. insurance supervisors to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, Inc., to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. MetLife, Inc. has been the subject of Supervisory College meetings chaired by the Department of Financial Services and attended by MetLife, Inc.’s key U.S. and international insurance regulators in January 2013 and March 2014. MetLife, Inc. has not received any report or recommendations from the Supervisory College meetings, and we do not expect any outcome of the meetings to have a material adverse effect on our business.
Enhanced Prudential Standards for Non-Bank SIFIs
On July 16, 2013, MetLife, Inc. was notified by the Financial Stability Oversight Council (“FSOC”) that it had reached Stage 3 in the process to determine whether MetLife, Inc. would be named a non-bank systemically important financial institution (“non-bank SIFI”). We have been providing information to the FSOC to assist in its evaluation of MetLife, Inc. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. In December 2011, in accordance with the requirements of section 165 of Dodd-Frank, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) proposed a set of prudential standards (“Regulation YY”) that would apply to non-bank SIFIs, including enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. The Federal Reserve Board’s proposal contemplates that these standards would be subject to the authority of the Federal Reserve Board to determine, on its own or in response to a recommendation by the FSOC, to tailor the application of the enhanced standards to different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. As described below, the Federal Reserve Board has finalized a number of these requirements for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more, but generally has not taken further action to implement most of these requirements for non-bank SIFIs.
In October 2013, the Federal Reserve Board proposed specific regulations relating to liquidity requirements for banking organizations and some non-bank SIFIs, although the rules would not apply to non-bank SIFIs with substantial insurance operations. On February 18, 2014, the Federal Reserve Board adopted amendments to Regulation YY to implement certain of the enhanced prudential standards for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more. The enhanced prudential standards include risk-based and leverage capital requirements, liquidity standards, requirements for overall risk management (including establishing a risk committee), stress-test requirements, and a 15-to-1 debt-to-equity limit for these companies. The amendments also establish risk committee requirements and capital stress testing requirements for certain bank holding companies and foreign banking organizations with total consolidated assets of $10 billion or more. While Regulation YY, as originally proposed, would have applied to non-bank SIFIs, the final rule does not. The Federal Reserve Board indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, enabling it to more appropriately tailor the standards to non-bank SIFIs and will provide affected non-bank SIFIs with notice and the opportunity to comment prior to determination of their enhanced prudential standards. Accordingly, the manner in which MetLife, Inc. would be regulated, if it were designated as a non-bank SIFI, remains unclear. The Federal Reserve Board has stated that it believes other provisions of Dodd-Frank, known as the Collins Amendment, constrain its ability to tailor capital standards for non-bank SIFIs. If the Federal Reserve Board requires insurers that are non-bank SIFIs to comply with capital standards or regimes (such as the Basel capital rules that were developed for banks) that do not take into account the insurance business model and the differences between banks and insurers, the business and competitive position of such insurer non-bank SIFIs could be materially and adversely affected. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — Insurance Regulation - U.S. — Federal Regulatory Agencies.” Legislation that would clarify that the Federal Reserve Board may tailor capital rules for insurer non-bank SIFIs has been adopted by the U.S. Senate and is pending in the House of Representatives.
The stress testing requirements have been implemented and require non-bank SIFIs (as well as bank holding companies with $50 billion or more of assets) to undergo three stress tests each year: an annual supervisory stress test conducted by the Federal Reserve Board and two company-run stress tests (an annual test which coincides with the timing of the supervisory stress test, and a mid-cycle test). Companies will be required to take the results of the stress tests into consideration in their annual capital planning and resolution and recovery planning. If MetLife, Inc. is designated by the FSOC as a non-bank SIFI, its competitive position and its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be adversely affected by any additional capital requirements that might be imposed as a result of the stress testing requirements, as well as enhanced prudential standards, other measures imposed as a result of the enactment of Dodd-Frank and other regulatory initiatives.

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
Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify global systemically important financial institutions and has devised and published a methodology to assess the systemic relevance of global insurers and has published a framework of policy measures to be applied to global systemically important insurers (“G-SIIs”). In July 2013, the FSB published its initial list of nine G-SIIs, based on the IAIS’ assessment methodology, which includes MetLife, Inc. The FSB will update the list annually beginning in November 2014.
For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital (higher loss absorbency (“HLA”)) requirements on those activities. On July 9, 2014, the IAIS issued a second exposure draft of the basic capital requirements (“BCR”) that the FSB has directed the IAIS to develop. The BCR provides a basis for the calculation of the HLA requirements. The BCR and HLA requirements are scheduled to be finalized by the end of 2014 and 2015, respectively. The IAIS has indicated that BCR will apply to G-SIIs in 2015 or shortly thereafter. Initially, reporting is expected to be on a confidential basis, subject to access by the IAIS for refinement purposes, if necessary. HLA requirements are to be applied in 2019 to companies designated as G-SIIs in 2017. In addition, the IAIS proposes to develop a risk-based global insurance capital standard by 2016 which will apply to all internationally active insurance groups, including G-SIIs, with implementation to begin in 2019 after two years of testing and refinement. The FSB and IAIS propose that national authorities ensure that any insurers identified as G-SIIs be subject to additional requirements consistent with the framework of policy measures, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators through global supervisory colleges led by a regulator with group-wide supervisory authority, and a policy bias in favor of separation of non-traditional insurance and non-insurance activities from traditional insurance activities. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs in the U.S., is uncertain.
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

Economic Capital
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife, Inc.’s and the Company’s business.
MetLife, Inc.’s economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon and applying an industry standard method for the inclusion of diversification benefits among risk types. Economic capital-based risk estimation is an evolving science and industry best practices have emerged and continue to evolve. Areas of evolving industry best practices include stochastic liability valuation techniques, alternative methodologies for the calculation of diversification benefits, and the quantification of appropriate shock levels. MetLife management is responsible for the on-going production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards.
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, operating earnings or net income (loss).
Disposition
See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding the Company’s disposition.

Results of Operations
Consolidated Results
Changes to our guarantee features since 2012, along with continued management of sales by focusing on pricing discipline and risk management, drove a $1.8 billion, before income tax, or 53%, decrease in variable annuity sales for the six months ended June 30, 2014 as compared to the same period of 2013. Variable and universal life sales were also lower by 58%, mainly driven by the discontinuance of all but one of our secondary guarantees on universal life products. These decreases were partially offset by higher fixed income annuity sales.

	Six Months Ended June 30,
	2014	2013
	(In millions)
Revenues
Premiums	$464	$265
Universal life and investment-type product policy fees	1,193	1,120
Net investment income	1,299	1,454
Other revenues	244	295
Net investment gains (losses)	(565)	82
Net derivative gains (losses)	366	(382)
Total revenues	3,001	2,834
Expenses
Policyholder benefits and claims	976	773
Interest credited to policyholder account balances	475	523
Capitalization of DAC	(160)	(287)
Amortization of DAC and VOBA	529	30
Interest expense on debt	63	100
Other expenses	918	933
Total expenses	2,801	2,072
Income (loss) before provision for income tax	200	762
Provision for income tax expense (benefit)	50	236
Net income (loss)	$150	$526
Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013
During the six months ended June 30, 2014, income (loss) before provision for income tax, decreased $562 million ($376 million, net of income tax) from the prior period primarily driven by unfavorable changes in net investment gains (losses) and operating earnings, largely offset by a favorable change in net derivative gains (losses). In addition, an unfavorable change in other adjustments to net income was primarily the result of the corresponding offsets to investment and derivative gains and losses related to the amortization of DAC and VOBA.
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
Certain direct or assumed variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We hedge the market and other risks inherent in these variable annuity guarantees through a combination of reinsurance and freestanding derivatives. Ceded reinsurance of direct or assumed variable annuity products with guaranteed minimum benefits generally contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.

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

	Six Months Ended June 30,
	2014	2013
	(In millions)
Non-VA program derivatives
Interest rate	$114	$(138)
Foreign currency exchange rate	14	11
Credit	11	19
Non-VA embedded derivatives	(241)	438
Total non-VA program derivatives	(102)	330
VA program derivatives
Embedded derivatives-direct/assumed guarantees:
Market risks	220	1,197
Nonperformance risk	7	(127)
Other risks	(48)	79
Total	179	1,149
Embedded derivatives-ceded reinsurance:
Market and other risks	281	(1,565)
Nonperformance risk	(4)	159
Total	277	(1,406)
Freestanding derivatives hedging direct/assumed embedded derivatives	12	(455)
Total VA program derivatives	468	(712)
Net derivative gains (losses)	$366	$(382)
Within VA program derivatives, a reclassification has been made to the prior period amounts to conform to the current period presentation and separately present each component of market risks and other risks within direct/assumed embedded derivatives.
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $432 million ($281 million, net of income tax). This was primarily due to non-VA program embedded derivatives in affiliated ceded reinsurance written on a coinsurance with funds withheld basis, which were unfavorably impacted by changes in value of the underlying assets, as well as by a prior period refinement to the method in which the changes in fair value of the underlying assets in the reference portfolio are allocated to the embedded derivative. These decreases were partially offset by long-term interest rates decreasing in the current period and increasing in the prior period favorably impacting receive-fixed interest rate swaps, partially offset by decreasing U.K. inflation rates unfavorably impacting receive-float inflation swaps. These freestanding derivatives are primarily hedging long duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $1.2 billion ($767 million, net of income tax). This was due to a favorable change of $1.2 billion ($786 million, net of income tax) related to market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, partially offset by an unfavorable change of $29 million ($19 million, net of income tax) related to the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives, net of the impact of nonperformance risk adjustment on the ceded variable annuity embedded derivatives.

The unfavorable change in the nonperformance risk adjustment on ceded variable annuity embedded derivatives of $163 million ($106 million, net of income tax) was due to an unfavorable change of $175 million, before income tax, due to the impact of changes in capital market inputs, such as long-term risk-free interest rates and key equity index levels, partially offset by a favorable change of $12 million, before income tax, due to changes in the reinsurer’s credit spread. The favorable change in the nonperformance risk adjustment on direct and assumed variable annuity embedded derivatives of $134 million ($87 million, net of income tax) was due to a favorable change of $126 million, before income tax, reflecting the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, as well as a favorable change of $8 million, before income tax, due to changes in our own credit spread. We calculate the nonperformance risk adjustment on the direct, assumed, and ceded variable annuity embedded derivatives as the change in the embedded derivative discounted at the risk adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate.
When equity index levels decrease in isolation, the direct and assumed variable annuity guarantees become more valuable to policyholders, which results in an increase in the undiscounted embedded derivative liability. Discounting this unfavorable change by the risk adjusted rate yields a smaller loss than by discounting at the risk-free rate, thus creating a gain from including an adjustment for nonperformance risk on the direct and assumed variable annuity embedded derivatives. The opposite impact occurs with respect to the nonperformance risk adjustment on the ceded variable annuity guarantees.
When the risk-free interest rate decreases in isolation, discounting the embedded derivative liability produces a higher valuation of the liability than if the risk-free interest rate had remained constant. Discounting this unfavorable change by the risk adjusted rate yields a smaller loss than by discounting at the risk-free rate, thus creating a gain from including an adjustment for nonperformance risk on the direct and assumed variable annuity embedded derivatives. The opposite impact occurs with respect to the nonperformance risk adjustment on the ceded variable annuity guarantees.
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
The foregoing favorable change of $1.2 billion ($786 million, net of income tax) is comprised of a $2.3 billion ($1.5 billion, net income tax) favorable change in market and other risks on ceded variable annuity embedded derivatives and freestanding derivatives which, together, hedge the market and other risks on direct and assumed variable annuity embedded derivatives, and a $1.1 billion ($718 million, net of income tax) unfavorable change in market and other risks on direct and assumed variable annuity embedded derivatives. As discussed in the preceding paragraph, changes in market and other risks lead to volatility in earnings due to the mismatch in accounting on GMIBs.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased in the current period and increased in the prior period, contributing to a favorable change in our ceded reinsurance assets and our freestanding derivatives and an unfavorable change in our direct and assumed embedded derivatives.

•
Key equity index levels increased less in the current period than in the prior period, contributing to a favorable change in our ceded reinsurance assets and our freestanding derivatives and an unfavorable change in direct and assumed embedded derivatives.

•
Key equity volatility measures decreased in the current period and increased in the prior period, contributing to an unfavorable change in our ceded reinsurance assets and our freestanding derivatives and a favorable change in our direct and assumed embedded derivatives.

The unfavorable change in net investment gains (losses) of $647 million ($421 million, net of income tax) primarily reflects a loss related to the disposition of MAL and lower net gains on sales of fixed maturity securities in the current period.

Income (loss), before provision for income tax, related to the divested business, excluding net investment gains (losses) and net derivative gains (losses), decreased $1 million to income of $17 million in the current period from income of $18 million in the prior period. This reflects a decrease in total revenues of $73 million, before income tax, and a decrease in total expenses of $72 million, before income tax.
Income tax expense for the six months ended June 30, 2014 was $50 million, or 25% of income (loss) before provision for income tax, compared with $236 million, or 31% of income (loss) before provision for income tax, for the six months ended June 30, 2013. The Company’s 2014 effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income and the tax effects of the MAL divestiture. The Company’s 2013 effective tax rate was different from the U.S. statutory rate of 35% primarily due to non-taxable investment income.
As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings decreased $117 million, net of income tax, to $488 million, net of income tax, for the six months ended June 30, 2014 from $605 million, net of income tax, for the six months ended June 30, 2013.
Reconciliation of net income (loss) to operating earnings

	Six Months Ended June 30,
	2014	2013
	(In millions)
Net income (loss)	$150	$526
Less: Net investment gains (losses)	(565)	82
Less: Net derivative gains (losses)	366	(382)
Less: Other adjustments to net income (1)	(284)	182
Less: Provision for income tax (expense) benefit	145	39
Operating earnings	$488	$605
____________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Six Months Ended June 30,
	2014	2013
	(In millions)
Total revenues	$3,001	$2,834
Less: Net investment gains (losses)	(565)	82
Less: Net derivative gains (losses)	366	(382)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	(5)
Less: Other adjustments to revenues (1)	99	198
Total operating revenues	$3,101	$2,941
Total expenses	$2,801	$2,072
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	194	(229)
Less: Other adjustments to expenses (1)	189	240
Total operating expenses	$2,418	$2,061
____________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results – Operating

	Six Months Ended June 30,
	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$462	$217
Universal life and investment-type product policy fees	1,116	1,054
Net investment income	1,280	1,375
Other revenues	243	295
Total operating revenues	3,101	2,941
OPERATING EXPENSES
Policyholder benefits and claims	838	589
Interest credited to policyholder account balances	474	526
Capitalization of DAC	(160)	(287)
Amortization of DAC and VOBA	324	275
Interest expense on debt	33	34
Other expenses	909	924
Total operating expenses	2,418	2,061
Provision for income tax expense (benefit)	195	275
Operating earnings	$488	$605
Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The primary drivers of the decrease in operating earnings were lower net investment income and higher expenses.
In our deferred annuity business, surrenders and withdrawals exceeded sales for the period, resulting in negative net flows. This caused a decrease in average separate account balances and, consequently, asset-based fees, and contributed to a reduction in interest credited expenses in the general account. In addition, operating earnings declined as a result of a new affiliated reinsurance treaty entered into in connection with the Mergers. A decrease in funding agreements and the aforementioned negative net flows in our deferred annuity business were partially offset by positive net flows in our universal life business, which caused a decrease in invested assets, resulting in lower net investment income. Operating earnings also decreased in the current period as a result of the sale of our former broker-dealer subsidiary, Tower Square Securities, Inc., in 2013. The changes in business growth discussed above resulted in a $51 million decrease in operating earnings.
In the annuity business, continued strong equity market performance increased our average separate account balances, driving an increase in asset-based fee income. This increase was partially offset by higher asset-based commissions that are, in part, determined by separate account balances. Operating earnings increased due to lower interest credited expense as we reduced interest credited rates on contracts with discretionary rate reset provisions. Excluding the results of the divested business, operating earnings decreased as a result of lower returns on hedge funds, the sustained low interest rate environment’s impact on fixed maturity security yields and lower prepayment fees, partially offset by improved returns on our alternative investments and real estate joint ventures. The changes in market factors, including equity markets and interest rates, discussed above resulted in a slight decrease in operating earnings.
Less favorable claims experience in our variable and universal life business, primarily driven by two large, unreinsured claims, partially offset by favorable claims experience in our traditional life, immediate annuities and structured settlement businesses reduced operating earnings by $17 million. DAC amortization increased due to strong equity market performance and less favorable growth in the business, resulting in a $21 million decrease in operating earnings. Refinements to DAC and certain insurance-related liabilities in both the current and prior periods resulted in an $8 million increase in operating earnings.
Also contributing to the decline in operating earnings were higher expenses of $43 million, mainly driven by higher interest expense associated with affiliated ceded funds withheld reinsurance treaties.
The Company’s effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits. In the current period, the Company realized additional tax benefits of $11 million compared to the prior period, primarily from the higher utilization of tax preferenced investments.

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
Operating revenues and operating expenses exclude results of discontinued operations and other businesses that have been or will be sold or exited by the Company and are referred to as divested businesses. Operating revenues also excludes net investment gains (losses) and net derivative gains (losses). Operating expenses also excludes goodwill impairments.
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
Subsequent Events
See “— Business — Overview” for a discussion of affiliated capital transactions associated with the Mergers.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”); (ii) Part II, Item 1, of MetLife Insurance Company of Connecticut’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014; and (iii) Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, large and/or indeterminate amounts, including punitive and treble damages, are sought. Although, in light of these considerations it is possible that an adverse outcome in certain cases could have a material effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s net income or cash flows in particular quarterly or annual periods.
Item 1A. Risk Factors
The following should be read in conjunction with the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2013 Annual Report and “Risk Factors” in Part II, Item 1A of MetLife Insurance Company of Connecticut’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
Regulatory and Legal Risks
Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
Our insurance businesses are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation — Insurance Regulation” included in the 2013 Annual Report, as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments,” and as further supplemented below.
Insurance Regulation - U.S.
State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. State insurance regulators and the NAIC are investigating the use of affiliated captive reinsurers and off-shore entities to reinsure insurance risk. Like many life insurance companies, we utilize captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. We also cede most of the variable annuity guarantee risks to a captive reinsurer, which allows us to consolidate hedging and other risk management programs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Overview” for information regarding MetLife, Inc.’s plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company. If state insurance regulators restrict the use of such captive reinsurers by following the lead of the New York State Department of Financial Services which has recommended a moratorium on such transactions, or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products or to hedge the associated risks efficiently, and/or our risk-based capital ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments.”

The NAIC is also reviewing life insurers’ use of non-variable separate accounts that are insulated from general account claims in the event of an insurance company insolvency, and adopted recommendations, subject to further review and development of guidance as a working group, on July 1, 2014. We are currently evaluating the impact, if any, that these recommendations may have on our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Insurance Regulatory Examinations.”
U.S. Federal Regulation Affecting Insurance
Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) established the Federal Insurance Office (“FIO”) within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, setting forth recommendations with respect to modernization of insurance regulation in the United States. The report raised the possibility of a greater role for the federal government if states do not achieve greater uniformity in their laws and regulations. We cannot predict whether any such legislation or regulatory changes will be adopted, or what impact they will have on our business, financial condition or results of operations. See “Business — Regulation — Holding Company Regulation — Federal Initiatives” included in the 2013 Annual Report.
Federal legislation and administrative policies can significantly and adversely affect insurance companies, including policies regarding financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, Dodd-Frank subjects any entity designated as a non-bank systemically important financial institution (“non-bank SIFI”) to enhanced prudential supervision and authorizes the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to impose additional capital requirements. In addition, under the so-called Volker Rule, the Federal Reserve Board and the Federal Reserve Bank of New York could impose additional capital requirements and quantitative limits on certain trading and investment activities of a non-bank SIFI. MetLife, Inc. could be subject to such requirements and limits were it to be designated as a non-bank SIFI, which could adversely affect our competitive position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Enhanced Prudential Standards for Non-Bank SIFIs” included elsewhere herein, as well as “Business — Regulation — Potential Regulation of MetLife as a Non-Bank SIFI” included in the 2013 Annual Report.
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
Federal Regulatory Agencies
Dodd-Frank established the Consumer Financial Protection Bureau (“CFPB”), which supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the CFPB has authority to regulate non-insurance consumer services provided throughout the MetLife enterprise. See “Business — Regulation — Consumer Protection Laws” included in the 2013 Annual Report.
While MetLife, Inc. has de-registered as a bank holding company, it may, in the future, be designated by the Financial Stability Oversight Council as a non-bank SIFI, and could once again be subject to regulation by the Federal Reserve Board and subject to enhanced supervision and prudential standards. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Enhanced Prudential Standards for Non-Bank SIFIs,” included elsewhere herein, as well as “Business — Regulation — Potential Regulation as a Non-Bank SIFI” included in the 2013 Annual Report.

Moreover, other national and international authorities have also proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. If such measures were adopted, including as a result of our potential designation as a non-bank SIFI, they could materially adversely affect our ability to conduct business, our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Enhanced Prudential Standards for Non-Bank SIFIs,” included elsewhere herein, as well as “Business — Regulation — Potential Regulation as a Non-Bank SIFI” included in the 2013 Annual Report.
Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code of 1986, as amended (“the Code”). Consequently, our activities are likewise subject to the restrictions imposed by ERISA and the Code, including the requirement that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and the requirement under ERISA and the Code that fiduciaries may not cause a plan to engage in prohibited transactions with persons who have certain relationships with respect to those plans.
The prohibited transaction rules generally restrict the provision of investment advice to ERISA plans and participants and individual retirement accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. Regulations adopted in October 2011 in this area provide some relief from these investment advice restrictions. If additional relief is not provided, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants and IRAs would likely be significantly restricted. Other proposed regulations in this area may negatively impact the current business model of our broker-dealers, including proposed changes to broaden the definition of “fiduciary,” thereby increasing the regulation of persons providing investment advice to ERISA plans and IRAs. These proposed regulations are expected in 2014. See “Business — Regulation — Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations” included in the 2013 Annual Report.
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
On July 14, 2014, the District of Columbia (“DC”) adopted an emergency law that will impose a fee on the Health Insurance Portability and Accountability Act excepted benefits (which includes critical illness, accident, disability income and long-term care insurance, among other products the Company sells). DC seeks to spread the funding of its $26 million budget to other insurance lines if claims benefit from the DC healthcare exchange. The emergency law is in place for 90 days, but the City Council is already at work to adopt a permanent law, which will require Congressional scrutiny and approval. While the financial impact to the Company of DC’s action will be minimal, if other states successfully adopt this model, there could be an impact on product pricing and sales.

In addition, we depend on employees of MetLife, Inc. affiliates to conduct our business. These employees are offered employment-related benefits and benefits are also provided to certain retirees. These benefits are provided under complex plans that are subject to a variety of regulatory requirements. The Health Care Act or related regulations or regulatory actions could adversely affect MetLife, Inc. affiliates’ ability to attract, retain and motivate our associates. They could also result in increased or unpredictable costs to provide employee benefits, and could harm our competitive position if we are subject to fees, penalties, tax provisions or other limitations in the Health Care Act and our competitors are not.
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
Date: August 13, 2014

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