Form 10-Q
period 2014-09-30
MetLife Insurance CO of Connecticut
filed 2014-11-12
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At November 12, 2014, 30,000,000 shares of the registrant’s common stock, $2.50 par value per share, were outstanding and owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at September 30, 2014 (Unaudited) and December 31, 2013 and for the Three Months and Nine Months Ended September 30, 2014 and 2013 (Unaudited))	4
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Stockholder’s Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	11
	Note 3 — Disposition	17
	Note 4 — Insurance	17
	Note 5 — Investments	19
	Note 6 — Derivatives	33
	Note 7 — Fair Value	48
	Note 8 — Goodwill	71
	Note 9 — Equity	73
	Note 10 — Other Expenses	76
	Note 11 — Contingencies, Commitments and Guarantees	76
	Note 12 — Related Party Transactions	78
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	81
Item 4.	Controls and Procedures	97

Part II — Other Information
Item 1.	Legal Proceedings	98
Item 1A.	Risk Factors	98
Item 6.	Exhibits	104

Signatures		105

Exhibit Index		E-1

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife Insurance Company of Connecticut and its subsidiaries. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife Insurance Company of Connecticut’s filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect our ability to meet liquidity needs and access capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain affiliated captive reinsurers or hedging arrangements associated with those risks; (3) exposure to financial and capital market risks, including as a result of the disruption in Europe; (4) impact on us of comprehensive financial services regulation reform, including regulation of MetLife, Inc. as a potential non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (11) impairments of goodwill and realized losses or market value impairments to illiquid assets; (12) defaults on our mortgage loans; (13) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (14) fluctuations in foreign currency exchange rates; (15) downgrades in our claims paying ability, financial strength ratings or those of MetLife, Inc.’s other insurance subsidiaries, or MetLife, Inc.’s credit ratings; (16) an inability of MetLife, Inc. to access its credit facilities; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (18) differences between actual claims experience and underwriting and reserving assumptions; (19) ineffectiveness of MetLife, Inc.’s risk management policies and procedures; (20) catastrophe losses; (21) increasing cost and limited market capacity for statutory life insurance reserve financings; (22) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (23) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (24) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions, and integrating and managing the growth of such acquired businesses, or arising from dispositions of businesses or legal entity reorganizations; (25) changes in accounting standards, practices and/or policies; (26) increased expenses relating to pension and postretirement benefit plans for employees and retirees of MetLife, Inc. and its subsidiaries, as well as health care and other employee benefits; (27) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (28) inability to attract and retain sales representatives; (29) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, MetLife, Inc.’s disaster recovery systems, cyber- or other information security systems and management continuity planning; (30) the effectiveness of MetLife, Inc.’s programs and practices in avoiding giving associates incentives to take excessive risks; and (31) other risks and uncertainties described from time to time in MetLife Insurance Company of Connecticut’s filings with the SEC.
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

Part I — Financial Information
Item 1.  Financial Statements
MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2014 (Unaudited) and December 31, 2013
(In millions, except share and per share data)

	September 30, 2014	December 31, 2013
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $40,624 and $43,477, respectively)	$43,890	$45,252
Equity securities available-for-sale, at estimated fair value (cost: $353 and $397, respectively)	416	418
Mortgage loans (net of valuation allowances of $25 and $34, respectively; includes $313 and $1,598, respectively, at estimated fair value, relating to variable interest entities)	5,778	7,718
Policy loans	1,178	1,219
Real estate and real estate joint ventures (includes $3 and $0, respectively, of real estate held-for-sale)	838	754
Other limited partnership interests	2,220	2,130
Short-term investments, principally at estimated fair value	1,508	2,107
Other invested assets, principally at estimated fair value	1,926	2,555
Total investments	57,754	62,153
Cash and cash equivalents, principally at estimated fair value	608	746
Accrued investment income (includes $2 and $9, respectively, relating to variable interest entities)	441	542
Premiums, reinsurance and other receivables	23,196	20,609
Deferred policy acquisition costs and value of business acquired	4,034	4,730
Current income tax recoverable	416	192
Goodwill	381	493
Other assets	740	794
Separate account assets	97,239	97,780
Total assets	$184,809	$188,039
Liabilities and Stockholder’s Equity
Liabilities
Future policy benefits	$25,806	$27,991
Policyholder account balances	31,745	33,453
Other policy-related balances	3,184	3,164
Payables for collateral under securities loaned and other transactions	7,169	6,451
Long-term debt (includes $172 and $1,461, respectively, at estimated fair value, relating to variable interest entities)	961	2,251
Deferred income tax liability	2,068	1,385
Other liabilities (includes $0 and $7, respectively, relating to variable interest entities)	7,353	6,776
Separate account liabilities	97,239	97,780
Total liabilities	175,525	179,251
Contingencies, Commitments and Guarantees (Note 11)
Stockholder’s Equity
Common stock, par value $2.50 per share; 40,000,000 shares authorized; 30,000,000 and 34,595,317 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	75	86
Additional paid-in capital	6,073	6,737
Retained earnings	1,143	1,076
Accumulated other comprehensive income (loss)	1,993	889
Total stockholder’s equity	9,284	8,788
Total liabilities and stockholder’s equity	$184,809	$188,039
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Premiums	$364	$155	$828	$420
Universal life and investment-type product policy fees	634	624	1,827	1,744
Net investment income	633	678	1,932	2,132
Other revenues	79	152	323	447
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(1)	(4)	(5)	(9)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(5)	(5)	(6)	(11)
Other net investment gains (losses)	52	(42)	(508)	51
Total net investment gains (losses)	46	(51)	(519)	31
Net derivative gains (losses)	359	(199)	725	(581)
Total revenues	2,115	1,359	5,116	4,193
Expenses
Policyholder benefits and claims	655	465	1,631	1,238
Interest credited to policyholder account balances	241	256	716	779
Goodwill impairment	—	66	—	66
Other expenses	685	434	2,035	1,210
Total expenses	1,581	1,221	4,382	3,293
Income (loss) before provision for income tax	534	138	734	900
Provision for income tax expense (benefit)	133	30	183	266
Net income (loss)	$401	$108	$551	$634
Comprehensive income (loss)	$543	$71	$1,655	$(531)
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Stockholder’s Equity
For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)
(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Total Stockholder's Equity
Balance at December 31, 2013	$86	$6,737	$1,076	$938	$(26)	$(23)	$8,788
Redemption of common stock	(11)	(895)	(484)				(1,390)
Capital contribution		231					231
Net income (loss)			551				551
Other comprehensive income (loss), net of income tax				1,070	7	27	1,104
Balance at September 30, 2014	$75	$6,073	$1,143	$2,008	$(19)	$4	$9,284

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Total Stockholder's Equity
Balance at December 31, 2012	$86	$6,718	$1,356	$2,487	$(38)	$(49)	$10,560
Dividend paid to MetLife, Inc.			(624)				(624)
Capital contribution		2					2
Net income (loss)			634				634
Other comprehensive income (loss), net of income tax				(1,173)	10	(2)	(1,165)
Balance at September 30, 2013	$86	$6,720	$1,366	$1,314	$(28)	$(51)	$9,407
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in) operating activities	$2,196	$1,738
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	13,677	14,438
Equity securities	65	47
Mortgage loans	2,116	1,188
Real estate and real estate joint ventures	13	47
Other limited partnership interests	189	90
Purchases of:
Fixed maturity securities	(14,859)	(12,245)
Equity securities	(20)	(120)
Mortgage loans	(270)	(563)
Real estate and real estate joint ventures	(104)	(91)
Other limited partnership interests	(266)	(269)
Cash received in connection with freestanding derivatives	60	93
Cash paid in connection with freestanding derivatives	(105)	(561)
Sale of business, net of cash and cash equivalents disposed of $251 and $0, respectively	451	—
Sales of loans to affiliates	471	—
Net change in policy loans	41	—
Net change in short-term investments	448	283
Net change in other invested assets	(250)	(57)
Other, net	—	3
Net cash provided by (used in) investing activities	1,657	2,283
Cash flows from financing activities
Policyholder account balances:
Deposits	11,774	10,444
Withdrawals	(14,121)	(12,075)
Net change in payables for collateral under securities loaned and other transactions	834	(903)
Long-term debt repaid	(1,269)	(520)
Financing element on certain derivative instruments	(51)	(17)
Redemption of common stock	(906)	—
Common stock redemption premium	(484)	—
Dividends on common stock	—	(624)
Capital contribution	231	—
Net cash provided by (used in) financing activities	(3,992)	(3,695)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	1	(10)
Change in cash and cash equivalents	(138)	316
Cash and cash equivalents, beginning of period	746	895
Cash and cash equivalents, end of period	$608	$1,211
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$76	$133
Income tax	$227	$94
Non-cash transactions:
Capital contributions from MetLife, Inc.	$—	$2
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
MetLife Insurance Company of Connecticut received all regulatory approvals to merge three U.S.-based life insurance companies and a former offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company (the “Mergers”). The Mergers are expected to occur in the fourth quarter of 2014. The companies to be merged are MetLife Insurance Company of Connecticut, MLI‑USA and MetLife Investors Insurance Company (“MLIIC”), each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MetLife Insurance Company of Connecticut, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. In October 2014, MetLife Insurance Company of Connecticut received regulatory approval from the Connecticut Insurance Department and the Delaware Department of Insurance to re-domesticate from Connecticut to Delaware immediately prior to the Mergers. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013. Effective January 1, 2014, following receipt of New York State Department of Financial Services approval, MetLife Insurance Company of Connecticut withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MetLife Insurance Company of Connecticut reinsured with Metropolitan Life Insurance Company (“MLIC”), an affiliate, all existing New York insurance policies and annuity contracts that include a separate account feature. See Note 12. On December 31, 2013, MetLife Insurance Company of Connecticut deposited investments with an estimated fair market value of $6.3 billion into a custodial account to secure MetLife Insurance Company of Connecticut’s remaining New York policyholder liabilities not covered by such reinsurance.
In anticipation of the Mergers, in July 2014, MetLife Insurance Company of Connecticut and MLI-USA sold to certain affiliates $430 million in affiliated loans, which are included in other invested assets. See Note 5. In August 2014, MetLife Insurance Company of Connecticut redeemed and retired 4,595,317 shares of MetLife Insurance Company of Connecticut’s common stock owned by MetLife Investors Group, LLC (“MLIG”) for $1.4 billion. As a result, all of the outstanding shares of common stock of MetLife Insurance Company of Connecticut are now directly held by MetLife, Inc. Following the redemption, in August 2014, MLIG paid a dividend of $1.4 billion to MetLife, Inc., and MetLife Insurance Company of Connecticut received a capital contribution from MetLife, Inc. of $231 million. MetLife Insurance Company of Connecticut does not expect to pay any dividends to MetLife, Inc. in 2014.
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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2013 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife Insurance Company of Connecticut’s Annual Report on Form 10‑K for the year ended December 31, 2013, as revised by MetLife Insurance Company of Connecticut’s Current Report on Form 8‑K filed on October 28, 2014 (as revised, the “2013 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2013 Annual Report.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance on transfers and servicing (Accounting Standards Update (“ASU”) 2014‑11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure), effective prospectively for fiscal years beginning after December 15, 2014 and interim periods within those years. The new guidance requires that repurchase-to-maturity transactions and repurchase financing arrangements be accounted for as secured borrowings and provides for enhanced disclosures, including the nature of collateral pledged and the time to maturity. Certain interim period disclosures for repurchase agreements and securities lending transactions are not required until the second quarter of 2015. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014‑09, Revenue from Contracts with Customers (Topic 606)), effective retrospectively for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption of this standard is not permitted. The new guidance will supersede nearly all existing revenue recognition guidance under GAAP; however, it will not impact the accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to, in exchange for those goods or services. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In January 2014, the FASB issued new guidance regarding investments (ASU 2014‑01, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects), effective retrospectively for fiscal years beginning after December 15, 2014 and interim reporting periods within those years. The new guidance is applicable to investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Under the guidance, an entity that meets certain conditions is permitted to make an accounting policy election to amortize the initial cost of its investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance on the statement of operations as a component of income tax expense (benefit). The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments, various business activities such as start-up businesses, run-off businesses, the Company’s ancillary international operations, interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Start-up businesses include direct and digital marketing products. Corporate & Other also includes the elimination of intersegment amounts.
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
In the first quarter of 2014, MetLife, Inc. began reporting the operations of MAL as divested business. See Note 3. Consequently, the results for Corporate Benefit Funding decreased by $2 million, net of $0 of income tax, and $11 million, net of $5 million of income tax, for the three months and nine months ended September 30, 2013, respectively. Also, the results for Corporate & Other decreased by $3 million, net of $2 million of income tax, and $10 million, net of $6 million of income tax, for the three months and nine months ended September 30, 2013, respectively.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2014 and 2013. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
Three Months Ended September 30, 2014	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$309	$14	$41	$364	$—	$364
Universal life and investment-type product policy fees	588	8	—	596	38	634
Net investment income	392	233	42	667	(34)	633
Other revenues	77	2	—	79	—	79
Net investment gains (losses)	—	—	—	—	46	46
Net derivative gains (losses)	—	—	—	—	359	359
Total revenues	1,366	257	83	1,706	409	2,115
Expenses
Policyholder benefits and claims	435	117	31	583	72	655
Interest credited to policyholder account balances	213	27	—	240	1	241
Goodwill impairment	—	—	—	—	—	—
Capitalization of DAC	(63)	(1)	(14)	(78)	—	(78)
Amortization of DAC and VOBA	166	—	1	167	115	282
Interest expense on debt	—	—	18	18	3	21
Other expenses	425	7	24	456	4	460
Total expenses	1,176	150	60	1,386	195	1,581
Provision for income tax expense (benefit)	65	36	(45)	56	77	133
Operating earnings	$125	$71	$68	264
Adjustments to:
Total revenues				409
Total expenses				(195)
Provision for income tax (expense) benefit				(77)
Net income (loss)				$401		$401

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
Three Months Ended September 30, 2013	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$85	$25	$5	$115	$40	$155
Universal life and investment-type product policy fees	575	9	—	584	40	624
Net investment income	388	236	15	639	39	678
Other revenues	151	1	—	152	—	152
Net investment gains (losses)	—	—	—	—	(51)	(51)
Net derivative gains (losses)	—	—	—	—	(199)	(199)
Total revenues	1,199	271	20	1,490	(131)	1,359
Expenses
Policyholder benefits and claims	183	142	(7)	318	147	465
Interest credited to policyholder account balances	225	33	—	258	(2)	256
Goodwill impairment	—	—	—	—	66	66
Capitalization of DAC	(108)	—	(4)	(112)	—	(112)
Amortization of DAC and VOBA	115	1	1	117	(75)	42
Interest expense on debt	—	—	17	17	30	47
Other expenses	408	4	40	452	5	457
Total expenses	823	180	47	1,050	171	1,221
Provision for income tax expense (benefit)	129	32	(40)	121	(91)	30
Operating earnings	$247	$59	$13	319
Adjustments to:
Total revenues				(131)
Total expenses				(171)
Provision for income tax (expense) benefit				91
Net income (loss)				$108		$108

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
Nine Months Ended September 30, 2014	Retail	Corporate Benefit Funding (1)	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$792	$(36)	$70	$826	$2	$828
Universal life and investment-type product policy fees	1,687	25	—	1,712	115	1,827
Net investment income	1,164	678	105	1,947	(15)	1,932
Other revenues	318	4	—	322	1	323
Net investment gains (losses)	—	—	—	—	(519)	(519)
Net derivative gains (losses)	—	—	—	—	725	725
Total revenues	3,961	671	175	4,807	309	5,116
Expenses
Policyholder benefits and claims	1,110	269	42	1,421	210	1,631
Interest credited to policyholder account balances	631	83	—	714	2	716
Goodwill impairment	—	—	—	—	—	—
Capitalization of DAC	(197)	(1)	(40)	(238)	—	(238)
Amortization of DAC and VOBA	479	1	11	491	320	811
Interest expense on debt	—	—	51	51	33	84
Other expenses	1,280	20	65	1,365	13	1,378
Total expenses	3,303	372	129	3,804	578	4,382
Provision for income tax expense (benefit)	228	103	(80)	251	(68)	183
Operating earnings	$430	$196	$126	752
Adjustments to:
Total revenues				309
Total expenses				(578)
Provision for income tax (expense) benefit				68
Net income (loss)				$551		$551
____________

(1)	Premiums and policyholder benefits and claims both include ($87) million of ceded reinsurance with MLIC, related to the Mergers. See Note 12.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
Nine Months Ended September 30, 2013	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$233	$74	$25	$332	$88	$420
Universal life and investment-type product policy fees	1,612	26	—	1,638	106	1,744
Net investment income	1,203	739	72	2,014	118	2,132
Other revenues	443	4	—	447	—	447
Net investment gains (losses)	—	—	—	—	31	31
Net derivative gains (losses)	—	—	—	—	(581)	(581)
Total revenues	3,491	843	97	4,431	(238)	4,193
Expenses
Policyholder benefits and claims	494	403	10	907	331	1,238
Interest credited to policyholder account balances	681	103	—	784	(5)	779
Goodwill impairment	—	—	—	—	66	66
Capitalization of DAC	(384)	(2)	(13)	(399)	—	(399)
Amortization of DAC and VOBA	387	4	1	392	(320)	72
Interest expense on debt	—	—	51	51	96	147
Other expenses	1,306	13	57	1,376	14	1,390
Total expenses	2,484	521	106	3,111	182	3,293
Provision for income tax expense (benefit)	349	113	(66)	396	(130)	266
Operating earnings	$658	$209	$57	924
Adjustments to:
Total revenues				(238)
Total expenses				(182)
Provision for income tax (expense) benefit				130
Net income (loss)				$634		$634

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2014	December 31, 2013
	(In millions)
Retail	$149,187	$146,515
Corporate Benefit Funding	24,908	30,822
Corporate & Other	10,714	10,702
Total	$184,809	$188,039
3.  Disposition
In May 2014, the Company completed the sale of its wholly-owned subsidiary, MAL, for $702 million (£418 million) in net cash consideration. As a result of the sale, a loss of $608 million ($436 million, net of income tax), was recorded for the nine months ended September 30, 2014, which includes a reduction to goodwill of $112 million ($94 million, net of income tax). The loss is reflected within net investment gains (losses) on the consolidated statements of operations and comprehensive income (loss). The loss on the sale was increased by net income from MAL of $77 million for the nine months ended September 30, 2014. MAL’s results of operations are included in continuing operations. They were historically included in the Corporate Benefit Funding segment. See Note 2.
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
The amounts in the table below include direct business, but exclude offsets from hedging or reinsurance, if any. As discussed in Note 6 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report, the Company has reinsured 100% of the living and death benefit guarantees associated with variable annuities issued since 2006 to an affiliated reinsurer, and certain portions of living and death benefit guarantees associated with most variable annuities issued prior to 2006 to affiliated and unaffiliated reinsurers. Therefore, the NARs presented below reflect the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4. Insurance (continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	September 30, 2014		December 31, 2013
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value	$99,514	$56,368	$100,420	$57,041
Separate account value	$94,897	$55,209	$95,637	$55,805
Net amount at risk	$2,717	$916	$2,230	$562
Average attained age of contractholders	65 years	65 years	64 years	64 years

	September 30, 2014	December 31, 2013
	Secondary Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$6,639	$6,360
Net amount at risk	$91,267	$91,264
Average attained age of policyholders	59 years	58 years
____________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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

	September 30, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities
U.S. corporate	$14,545	$1,420	$108	$—	$15,857	$15,779	$1,130	$207	$—	$16,702
Foreign corporate	4,797	315	29	—	5,083	8,111	485	79	—	8,517
U.S. Treasury and agency	10,495	1,009	13	—	11,491	8,188	334	228	—	8,294
RMBS	5,321	252	35	28	5,510	4,587	201	59	41	4,688
State and political subdivision	2,049	319	3	—	2,365	2,147	139	62	—	2,224
ABS	1,587	24	8	—	1,603	2,081	32	12	—	2,101
CMBS	1,256	38	2	—	1,292	1,546	62	4	—	1,604
Foreign government	574	116	1	—	689	1,038	103	19	—	1,122
Total fixed maturity securities	$40,624	$3,493	$199	$28	$43,890	$43,477	$2,486	$670	$41	$45,252
Equity securities
Non-redeemable preferred stock	$204	$9	$6	$—	$207	$236	$9	$28	$—	$217
Common stock	149	60	—	—	209	161	40	—	—	201
Total equity securities	$353	$69	$6	$—	$416	$397	$49	$28	$—	$418
The Company held non-income producing fixed maturity securities with an estimated fair value of $22 million and $30 million with unrealized gains (losses) of $5 million and $6 million at September 30, 2014 and December 31, 2013, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at:

	September 30, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$2,655	$2,681	$2,934	$2,966
Due after one year through five years	9,498	9,840	8,895	9,301
Due after five years through ten years	5,859	6,279	7,433	7,970
Due after ten years	14,448	16,685	16,001	16,622
Subtotal	32,460	35,485	35,263	36,859
Structured securities (RMBS, ABS and CMBS)	8,164	8,405	8,214	8,393
Total fixed maturity securities	$40,624	$43,890	$43,477	$45,252
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

	September 30, 2014				December 31, 2013
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$1,498	$27	$766	$81	$2,526	$141	$470	$66
Foreign corporate	663	21	132	8	1,520	70	135	9
U.S. Treasury and agency	2,142	7	335	6	3,825	228	—	—
RMBS	882	22	584	41	996	35	457	65
State and political subdivision	42	—	66	3	630	44	64	18
ABS	402	3	123	5	680	5	104	7
CMBS	72	1	30	1	143	4	7	—
Foreign government	26	—	7	1	264	19	1	—
Total fixed maturity securities	$5,727	$81	$2,043	$146	$10,584	$546	$1,238	$165
Equity securities
Non-redeemable preferred stock	$55	$1	$50	$5	$105	$21	$33	$7
Common stock	8	—	—	—	3	—	7	—
Total equity securities	$63	$1	$50	$5	$108	$21	$40	$7
Total number of securities in an unrealized loss position	675		340		1,081		297
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired at September 30, 2014. Future other-than-temporary impairment (“OTTI”) will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $484 million during the nine months ended September 30, 2014 from $711 million to $227 million. The decrease in gross unrealized losses for the nine months ended September 30, 2014, was primarily attributable to a decrease in interest rates, and to a lesser extent narrowing credit spreads.
At September 30, 2014, $31 million of the total $227 million of gross unrealized losses were from 10 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $31 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $28 million, or 90%, are related to gross unrealized losses on five investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Below Investment Grade Fixed Maturity Securities
Of the $31 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $3 million, or 10%, are related to gross unrealized losses on five below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over valuations of residential real estate supporting non-agency RMBS. Management evaluates non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security.
Equity Securities
Gross unrealized losses on equity securities decreased $22 million during the nine months ended September 30, 2014 from $28 million to $6 million. Of the $6 million, $4 million were from two equity securities with gross unrealized losses of 20% or more of cost for 12 months or greater, both of which were financial services industry investment grade non-redeemable preferred stock, neither of which were rated A or better.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2014		December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans:
Commercial	$4,247	73.5%	$4,869	63.1%
Agricultural	1,243	21.5	1,285	16.6
Subtotal (1)	5,490	95.0	6,154	79.7
Valuation allowances	(25)	(0.4)	(34)	(0.4)
Subtotal mortgage loans, net	5,465	94.6	6,120	79.3
Commercial mortgage loans held by CSEs — fair value option (“FVO”)	313	5.4	1,598	20.7
Total mortgage loans, net	$5,778	100.0%	$7,718	100.0%

(1)
There were no mortgage loans purchased for both the three months and nine months ended September 30, 2014, and for the three months ended September 30, 2013. Purchases of mortgage loans were $5 million for the nine months ended September 30, 2013.

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

	September 30, 2014			December 31, 2013
	Commercial	Agricultural	Total	Commercial	Agricultural	Total
	(In millions)
Mortgage loans:
Evaluated individually for credit losses	$—	$3	$3	$72	$4	$76
Evaluated collectively for credit losses	4,247	1,240	5,487	4,797	1,281	6,078
Total mortgage loans	4,247	1,243	5,490	4,869	1,285	6,154
Valuation allowances:
Specific credit losses	—	—	—	7	—	7
Non-specifically identified credit losses	21	4	25	23	4	27
Total valuation allowances	21	4	25	30	4	34
Mortgage loans, net of valuation allowance	$4,226	$1,239	$5,465	$4,839	$1,281	$6,120
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended September 30,
	2014			2013
	Commercial	Agricultural	Total	Commercial	Agricultural	Total
	(In millions)
Balance, beginning of period	$29	$4	$33	$30	$4	$34
Provision (release)	(8)	—	(8)	—	—	—
Balance, end of period	$21	$4	$25	$30	$4	$34

	Nine Months Ended September 30,
	2014			2013
	Commercial	Agricultural	Total	Commercial	Agricultural	Total
	(In millions)
Balance, beginning of period	$30	$4	$34	$32	$3	$35
Provision (release)	(9)	—	(9)	(2)	1	(1)
Balance, end of period	$21	$4	$25	$30	$4	$34

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans, were as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
September 30, 2014
Loan-to-value ratios:
Less than 65%	$3,514	$218	$124	$3,856	90.8%	$4,180	91.4%
65% to 75%	230	42	—	272	6.4	276	6.0
76% to 80%	46	12	—	58	1.4	59	1.3
Greater than 80%	21	25	15	61	1.4	58	1.3
Total	$3,811	$297	$139	$4,247	100.0%	$4,573	100.0%

December 31, 2013
Loan-to-value ratios:
Less than 65%	$3,754	$125	$107	$3,986	81.9%	$4,224	82.8%
65% to 75%	700	—	27	727	14.9	736	14.4
76% to 80%	80	13	—	93	1.9	93	1.8
Greater than 80%	37	26	—	63	1.3	53	1.0
Total	$4,571	$164	$134	$4,869	100.0%	$5,106	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans, were as follows at:

	September 30, 2014		December 31, 2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$1,178	94.8%	$1,215	94.6%
65% to 75%	65	5.2	70	5.4
Total	$1,243	100.0%	$1,285	100.0%
The estimated fair value of agricultural mortgage loans was $1.3 billion at both September 30, 2014 and December 31, 2013.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both September 30, 2014 and December 31, 2013. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial mortgage loans past due and no commercial mortgage loans in non-accrual status at September 30, 2014. The Company had no commercial mortgage loans past due and one commercial mortgage loan in non-accrual status with a recorded investment of $22 million at December 31, 2013. The Company had no agricultural mortgage loans past due or in non-accrual status at both September 30, 2014 and December 31, 2013.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Impaired Mortgage Loans
Impaired mortgage loans including those modified in a troubled debt restructuring, by portfolio segment, were as follows at:

	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value
	(In millions)
September 30, 2014
Commercial	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural (1)	4	3	—	3	—	—	4	3
Total	$4	$3	$—	$3	$—	$—	$4	$3
December 31, 2013
Commercial	$22	$22	$7	$15	$52	$50	$74	$65
Agricultural (1)	4	4	—	4	—	—	4	4
Total	$26	$26	$7	$19	$52	$50	$78	$69
____________

(1)	Valuation allowance on agricultural mortgage loans was less than $1 million at both September 30, 2014 and December 31, 2013.
Unpaid principal balance is generally prior to any charge-offs.
The average recorded investment in impaired mortgage loans, including those modified in a troubled debt restructuring, and the related interest income, which is primarily recognized on a cash basis, by portfolio segment, was:

	Impaired Mortgage Loans
	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(In millions)
Commercial	$34	$—	$72	$—	$53	$1	$73	$2
Agricultural	3	—	4	—	3	—	2	—
Total	$37	$—	$76	$—	$56	$1	$75	$2
Mortgage Loans Modified in a Troubled Debt Restructuring
There were no mortgage loans modified in a troubled debt restructuring during the three months and nine months ended September 30, 2014, and during the three months ended September 30, 2013. There was one agricultural mortgage loan modified in a troubled debt restructuring with a pre-modification and post-modification carrying value of $4 million during the nine months ended September 30, 2013.
During the three months and nine months ended September 30, 2014 and 2013, the Company held no mortgage loans that were modified in a troubled debt restructuring during the 12 months before September 30, 2014 and 2013, respectively, and became subject to a payment default after the restructuring. Payment default is determined in the same manner as delinquency status as described above.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $273 million and $469 million at September 30, 2014 and December 31, 2013, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Net Unrealized Investment Gains (Losses)
The components of net unrealized investment gains (losses), included in accumulated other comprehensive income (loss) (“AOCI”), were as follows:

	September 30, 2014	December 31, 2013
	(In millions)
Fixed maturity securities	$3,297	$1,819
Fixed maturity securities with noncredit OTTI losses in AOCI	(28)	(41)
Total fixed maturity securities	3,269	1,778
Equity securities	63	15
Derivatives	188	39
Short-term investments	1	1
Other	(41)	(71)
Subtotal	3,480	1,762
Amounts allocated from:
Insurance liability loss recognition	(8)	—
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(3)	(1)
DAC and VOBA	(395)	(274)
Subtotal	(406)	(275)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	12	16
Deferred income tax benefit (expense)	(1,097)	(591)
Net unrealized investment gains (losses)	$1,989	$912
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
	(In millions)
Balance, beginning of period	$(41)	$(64)
Noncredit OTTI losses and subsequent changes recognized (1)	6	11
Securities sold with previous noncredit OTTI loss	7	21
Subsequent changes in estimated fair value	—	(9)
Balance, end of period	$(28)	$(41)
____________

(1)	Noncredit OTTI losses and subsequent changes recognized, net of DAC, were $3 million and $7 million for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2014
(In millions)
Balance, beginning of period	$912
Fixed maturity securities on which noncredit OTTI losses have been recognized	13
Unrealized investment gains (losses) during the period	1,705
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(8)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(2)
DAC and VOBA	(121)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(4)
Deferred income tax benefit (expense)	(506)
Balance, end of period	$1,989
Change in net unrealized investment gains (losses)	$1,077
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s stockholder’s equity, other than the U.S. government and its agencies, at both September 30, 2014 and December 31, 2013.
Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2014	December 31, 2013
	(In millions)
Securities on loan: (1)
Amortized cost	$6,104	$5,931
Estimated fair value	$6,758	$5,984
Cash collateral on deposit from counterparties (2)	$6,901	$6,140
Security collateral on deposit from counterparties (3)	$33	$—
Reinvestment portfolio — estimated fair value	$6,950	$6,145
____________

(1)	Included within fixed maturity securities, cash and cash equivalents, short-term investments and equity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

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

	September 30, 2014	December 31, 2013
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$6,998	$56
Invested assets pledged as collateral (2)	1,967	1,901
Total invested assets on deposit and pledged as collateral	$8,965	$1,957
____________

(1)	See Note 1 for information about invested assets that became restricted when MetLife Insurance Company of Connecticut withdrew its New York license on January 1, 2014.

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
Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at September 30, 2014 and December 31, 2013. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	September 30, 2014	December 31, 2013
	(In millions)
CSEs (1)
Assets
Mortgage loans (commercial mortgage loans)	$313	$1,598
Accrued investment income	2	9
Total assets	$315	$1,607
Liabilities
Long-term debt	$172	$1,461
Other liabilities	—	7
Total liabilities	$172	$1,468
____________

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

(1)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $125 million and $120 million at estimated fair value at September 30, 2014 and December 31, 2013, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $3 million and $33 million for the three months and nine months ended September 30, 2014, respectively, and $30 million and $96 million for the three months and nine months ended September 30, 2013, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2014		December 31, 2013
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, ABS and CMBS) (2)	$8,405	$8,405	$8,393	$8,393
U.S. and foreign corporate	490	490	468	468
Other limited partnership interests	1,616	1,998	1,651	2,077
Real estate joint ventures	39	43	41	45
Other invested assets	27	47	9	44
Total	$10,577	$10,983	$10,562	$11,027
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
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the nine months ended September 30, 2014 and 2013.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Investment income:
Fixed maturity securities	$426	$523	$1,386	$1,589
Equity securities	3	3	12	8
Mortgage loans	86	82	238	247
Policy loans	14	14	43	42
Real estate and real estate joint ventures	19	10	58	36
Other limited partnership interests	88	41	216	195
Cash, cash equivalents and short-term investments	1	—	2	3
International joint ventures	—	6	(1)	(4)
Other	8	(4)	4	(2)
Subtotal	645	675	1,958	2,114
Less: Investment expenses	22	30	70	86
Subtotal, net	623	645	1,888	2,028
FVO CSEs — interest income: Commercial mortgage loans	10	33	44	104
Net investment income	$633	$678	$1,932	$2,132
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
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Transportation	$—	$(3)	$(2)	$(3)
Finance	—	—	—	(3)
Consumer	—	—	(1)	—
Total U.S. and foreign corporate securities	—	(3)	(3)	(6)
RMBS	(6)	(6)	(8)	(14)
OTTI losses on fixed maturity securities recognized in earnings	(6)	(9)	(11)	(20)
Fixed maturity securities — net gains (losses) on sales and disposals	(9)	(50)	28	33
Total gains (losses) on fixed maturity securities	(15)	(59)	17	13
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	—	—	(8)	(3)
Common stock	—	—	(7)	—
OTTI losses on equity securities recognized in earnings	—	—	(15)	(3)
Equity securities — net gains (losses) on sales and disposals	5	(2)	14	4
Total gains (losses) on equity securities	5	(2)	(1)	1
Mortgage loans	8	(1)	16	—
Real estate and real estate joint ventures	6	—	6	—
Other limited partnership interests	(1)	—	(5)	1
Other investment portfolio gains (losses)	40	1	43	2
Subtotal — investment portfolio gains (losses)	43	(61)	76	17
FVO CSEs — changes in estimated fair value subsequent to consolidation:
Commercial mortgage loans	1	(14)	(14)	(50)
Long-term debt — related to commercial mortgage loans	3	18	21	68
Non-investment portfolio gains (losses) (1)	(1)	6	(602)	(4)
Subtotal FVO CSEs and non-investment portfolio gains (losses)	3	10	(595)	14
Total net investment gains (losses)	$46	$(51)	$(519)	$31
____________

(1)
There were no non-investment portfolio gains (losses) for the three months ended September 30, 2014 related to the disposition of MAL. Non-investment portfolio gains (losses) for the nine months ended September 30, 2014 includes a loss of ($608) million related to the disposition of MAL. See Note 3.

See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($1) million and $4 million for the three months and nine months ended September 30, 2014, respectively, and $6 million and ($3) million for the three months and nine months ended September 30, 2013, respectively.

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

	Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$3,177	$3,914	$27	$13	$3,204	$3,927
Gross investment gains	$4	$9	$6	$—	$10	$9
Gross investment losses	(13)	(59)	(1)	(2)	(14)	(61)
Total OTTI losses:
Credit-related	(6)	(9)	—	—	(6)	(9)
Other (1)	—	—	—	—	—	—
Total OTTI losses	(6)	(9)	—	—	(6)	(9)
Net investment gains (losses)	$(15)	$(59)	$5	$(2)	$(10)	$(61)

	Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$10,365	$9,269	$45	$55	$10,410	$9,324
Gross investment gains	$69	$124	$15	$10	$84	$134
Gross investment losses	(41)	(91)	(1)	(6)	(42)	(97)
Total OTTI losses:
Credit-related	(11)	(17)	—	—	(11)	(17)
Other (1)	—	(3)	(15)	(3)	(15)	(6)
Total OTTI losses	(11)	(20)	(15)	(3)	(26)	(23)
Net investment gains (losses)	$17	$13	$(1)	$1	$16	$14
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Balance, beginning of period	$54	$58	$57	$59
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	—	—	—	1
Additional impairments — credit loss OTTI recognized on securities previously impaired	5	5	6	12
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(2)	(4)	(6)	(13)
Balance, end of period	$57	$59	$57	$59
Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities and other invested assets, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$471	$—	$916	$13
Amortized cost of invested assets transferred to affiliates	$430	$—	$846	$12
Net investment gains (losses) recognized on transfers	$41	$—	$70	$1
Estimated fair value of invested assets transferred from affiliates	$—	$—	$35	$83
Below is a summary of certain affiliated loans, which are more fully described in Note 7 of the Notes of the Consolidated Financial Statements included in the 2013 Annual Report.
The Company has affiliated loans outstanding to wholly-owned real estate subsidiaries of an affiliate, MLIC, which are included in mortgage loans, with a carrying value of $363 million and $364 million at September 30, 2014 and December 31, 2013, respectively. These affiliated loans are secured by interests in the real estate subsidiaries, which own operating real estate with a fair value in excess of the loans. Net investment income from these loans was $5 million and $14 million for the three months and nine months ended September 30, 2014, respectively, and $4 million and $12 million for the three months and nine months ended September 30, 2013, respectively.
The Company has affiliated loans outstanding to MetLife, Inc., which are included in other invested assets, totaling $430 million at December 31, 2013. In anticipation of the Mergers, in July 2014 MetLife Insurance Company of Connecticut and MLI-USA sold to certain affiliates $430 million in affiliated loans at estimated fair value of $471 million and recognized a gain of $41 million which is included in net investment gains (losses). Net investment income from these loans was less than $1 million and $12 million, for the three months and nine months ended September 30, 2014, respectively, and $6 million and $18 million for the three months and nine months ended September 30, 2013, respectively. See Note 1.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

The Company committed to lend up to $1.8 billion to Exeter, an affiliate, pursuant to a note purchase agreement. Pursuant to the agreement, MetLife Insurance Company of Connecticut committed to purchase up to $1.3 billion of notes and MLI-USA committed to purchase up to $438 million of notes through December 31, 2014. The notes will be due not later than three years after issuance. The repayment of any notes issued pursuant to this agreement is guaranteed by MetLife, Inc. Pursuant to this agreement, the Company issued loans to Exeter which are included in other invested assets, totaling $500 million at both September 30, 2014 and December 31, 2013. The loans of $375 million, issued by MetLife Insurance Company of Connecticut and $125 million, issued by MLI-USA, are both due October 15, 2015, and bear interest, payable semi-annually, at 2.47%. Net investment income from these loans was $3 million and $9 million for the three months and nine months ended September 30, 2014, respectively. There was no investment income from these loans for the three months and nine months ended September 30, 2013. The remaining total commitment to lend is $1.2 billion with $925 million committed by MetLife Insurance Company of Connecticut and $313 million committed by MLI-USA at September 30, 2014.
The Company receives investment administrative services from an affiliate. The related investment administrative service charges were $13 million and $41 million for the three months and nine months ended September 30, 2014, respectively, and $17 million and $51 million for the three months and nine months ended September 30, 2013, respectively. Additional affiliated net investment income was less than $1 million and ($1) million for both the three months and nine months ended September 30, 2014 and 2013, respectively.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2014			December 31, 2013
	Primary Underlying Risk Exposure	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$375	$20	$2	$436	$5	$10
Foreign currency swaps	Foreign currency exchange rate	—	—	—	122	—	13
Subtotal		375	20	2	558	5	23
Cash flow hedges:
Interest rate swaps	Interest rate	452	52	—	537	6	32
Interest rate forwards	Interest rate	155	28	—	245	3	4
Foreign currency swaps	Foreign currency exchange rate	638	33	19	544	25	35
Subtotal		1,245	113	19	1,326	34	71
Total qualifying hedges		1,620	133	21	1,884	39	94
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	14,428	600	179	22,262	881	441
Interest rate floors	Interest rate	17,604	79	69	17,604	103	99
Interest rate caps	Interest rate	7,901	14	—	9,651	36	—
Interest rate futures	Interest rate	2,090	—	3	1,443	—	3
Interest rate options	Interest rate	100	—	—	—	—	—
Foreign currency swaps	Foreign currency exchange rate	690	51	13	882	52	41
Foreign currency forwards	Foreign currency exchange rate	62	4	—	56	—	1
Credit default swaps — purchased	Credit	123	—	1	157	—	1
Credit default swaps — written	Credit	2,300	30	2	2,243	38	—
Equity futures	Equity market	1,216	3	—	778	—	3
Equity options	Equity market	3,479	302	51	3,597	305	42
Variance swaps	Equity market	2,571	8	103	2,270	6	94
TRRs	Equity market	412	6	—	462	—	22
Total non-designated or non-qualifying derivatives		52,976	1,097	421	61,405	1,421	747
Total		$54,596	$1,230	$442	$63,289	$1,460	$841
Based on notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2014 and December 31, 2013. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Derivatives and hedging gains (losses) (1)	$91	$(183)	$242	$(746)
Embedded derivatives	268	(16)	483	165
Total net derivative gains (losses)	$359	$(199)	$725	$(581)
____________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Qualifying hedges:
Net investment income	$1	$1	$2	$2
Interest credited to policyholder account balances	—	—	(1)	2
Non-qualifying hedges:
Net derivative gains (losses)	53	8	116	69
Policyholder benefits and claims	5	(6)	4	(13)
Total	$59	$3	$121	$60

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

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended September 30, 2014
Interest rate derivatives	$(19)	$—	$3
Foreign currency exchange rate derivatives	28	—	—
Credit derivatives — purchased	1	—	—
Credit derivatives — written	(9)	—	—
Equity derivatives	39	—	(1)
Total	$40	$—	$2
Three Months Ended September 30, 2013
Interest rate derivatives	$(47)	$—	$(3)
Foreign currency exchange rate derivatives	(30)	—	—
Credit derivatives — purchased	—	—	—
Credit derivatives — written	10	—	—
Equity derivatives	(125)	(3)	(15)
Total	$(192)	$(3)	$(18)
Nine Months Ended September 30, 2014
Interest rate derivatives	$170	$—	$25
Foreign currency exchange rate derivatives	28	—	—
Credit derivatives — purchased	1	—	—
Credit derivatives — written	(8)	—	—
Equity derivatives	(79)	(7)	(22)
Total	$112	$(7)	$3
Nine Months Ended September 30, 2013
Interest rate derivatives	$(450)	$—	$(16)
Foreign currency exchange rate derivatives	(14)	—	—
Credit derivatives — purchased	—	—	—
Credit derivatives — written	17	—	—
Equity derivatives	(368)	(6)	(60)
Total	$(815)	$(6)	$(76)
____________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

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
The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2014
Interest rate swaps:	Fixed maturity securities	$1	$(1)	$—
	Policyholder liabilities (1)	5	(5)	—
Foreign currency swaps:	Foreign-denominated PABs (2)	—	—	—
Total		$6	$(6)	$—
Three Months Ended September 30, 2013
Interest rate swaps:	Fixed maturity securities	$(1)	$1	$—
	Policyholder liabilities (1)	(6)	6	—
Foreign currency swaps:	Foreign-denominated PABs (2)	6	(7)	(1)
Total		$(1)	$—	$(1)
Nine Months Ended September 30, 2014
Interest rate swaps:	Fixed maturity securities	$1	$(1)	$—
	Policyholder liabilities (1)	19	(19)	—
Foreign currency swaps:	Foreign-denominated PABs (2)	—	—	—
Total		$20	$(20)	$—
Nine Months Ended September 30, 2013
Interest rate swaps:	Fixed maturity securities	$6	$(7)	$(1)
	Policyholder liabilities (1)	(24)	22	(2)
Foreign currency swaps:	Foreign-denominated PABs (2)	(1)	—	(1)
Total		$(19)	$15	$(4)
____________

(1)	Fixed rate liabilities reported in PABs or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified certain amounts from AOCI into net derivative gains (losses). For the three months ended September 30, 2014, there were no amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges. For the nine months ended September 30, 2014, the amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges were not significant. For the three months and nine months ended September 30, 2013, there were no amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges.
At September 30, 2014 and December 31, 2013, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years and six years, respectively.
At September 30, 2014 and December 31, 2013, the balance in AOCI associated with cash flow hedges was $188 million and $39 million, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of stockholder’s equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2014
Interest rate swaps	$18	$—	$1	$—
Interest rate forwards	7	—	—	—
Foreign currency swaps	27	(4)	—	—
Credit forwards	—	—	—	—
Total	$52	$(4)	$1	$—
Three Months Ended September 30, 2013
Interest rate swaps	$(20)	$2	$—	$(1)
Interest rate forwards	(12)	1	—	(1)
Foreign currency swaps	(32)	1	—	—
Credit forwards	(1)	—	—	—
Total	$(65)	$4	$—	$(2)
Nine Months Ended September 30, 2014
Interest rate swaps	$86	$—	$1	$—
Interest rate forwards	38	1	1	1
Foreign currency swaps	24	(4)	—	—
Credit forwards	—	—	—	—
Total	$148	$(3)	$2	$1
Nine Months Ended September 30, 2013
Interest rate swaps	$(97)	$1	$—	$—
Interest rate forwards	(47)	7	1	—
Foreign currency swaps	(10)	—	—	1
Credit forwards	(1)	—	—	—
Total	$(155)	$8	$1	$1
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2014, $5 million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $2.3 billion and $2.2 billion at September 30, 2014 and December 31, 2013, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At September 30, 2014 and December 31, 2013, the Company would have received $28 million and $38 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2014			December 31, 2013
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$2	$155	2.4	$3	$115	2.7
Credit default swaps referencing indices	—	602	0.5	6	650	1.1
Subtotal	2	757	0.9	9	765	1.3
Baa
Single name credit default swaps (corporate)	6	454	2.5	8	446	3.0
Credit default swaps referencing indices	18	1,053	4.4	18	996	4.9
Subtotal	24	1,507	3.8	26	1,442	4.3
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	2	36	4.8	3	36	5.0
Subtotal	2	36	4.8	3	36	5.0
Total	$28	$2,300	2.9	$38	$2,243	3.3
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
The Company’s OTC-cleared derivatives are effected through central clearing counterparties and its exchange-traded derivatives are effected through regulated exchanges. Such positions are marked to market and margined on a daily basis (both initial margin and variation margin), and the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivatives.
See Note 7 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2014		December 31, 2013
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$1,199	$402	$1,450	$851
OTC-cleared (1)	56	42	50	9
Exchange-traded	3	3	—	6
Total gross estimated fair value of derivatives (1)	1,258	447	1,500	866
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	1,258	447	1,500	866
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(311)	(311)	(670)	(670)
OTC-cleared	(35)	(35)	(8)	(8)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(229)	—	(216)	—
OTC-cleared	(19)	(7)	(40)	(1)
Exchange-traded	—	(1)	—	(5)
Securities collateral: (5)
OTC-bilateral	(637)	(90)	(554)	(160)
OTC-cleared	—	—	—	—
Exchange-traded	—	(2)	—	(1)
Net amount after application of master netting agreements and collateral	$27	$1	$12	$21
____________

(1)
At September 30, 2014 and December 31, 2013, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $28 million and $40 million, respectively, and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $5 million and $25 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

(3)
Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but ring-fenced for the benefit of the Company). The amount of this off-balance sheet collateral was $28 million and $0 at September 30, 2014 and December 31, 2013, respectively.

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2014 and December 31, 2013, the Company received excess cash collateral of $14 million (including $8 million off-balance sheet cash collateral held in separate custodial accounts) and $21 million, respectively, and provided excess cash collateral of $23 million and $19 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at September 30, 2014 none of the collateral had been sold or repledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2014 and December 31, 2013, the Company received excess securities collateral with an estimated fair value of $50 million and $34 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2014 and December 31, 2013, the Company provided excess securities collateral with an estimated fair value of $8 million and $1 million, respectively, for its OTC-bilateral derivatives and $30 million and $29 million, respectively, for its OTC-cleared derivatives, and $71 million and $46 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

		Estimated Fair Value of Collateral Provided	Fair Value of Incremental Collateral Provided Upon
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	One Notch Downgrade in the Company’s Financial Strength Rating	Downgrade in the Company’s Financial Strength Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
September 30, 2014	$91	$98	$—	$1
December 31, 2013	$181	$161	$—	$2
____________

(1)	After taking into consideration the existence of netting agreements.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2014	December 31, 2013
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$1,876	$912
Options embedded in debt or equity securities	Investments	(39)	(30)
Net embedded derivatives within asset host contracts		$1,837	$882

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	PABs	$(960)	$(1,232)
Assumed guaranteed minimum benefits	Other policy-related balances	(9)	(13)
Funds withheld on ceded reinsurance	Other liabilities	277	34
Other	PABs	12	—
Net embedded derivatives within liability host contracts		$(680)	$(1,211)

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Net derivative gains (losses) (1), (2)	$268	$(16)	$483	$165
____________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were $17 million and $24 million for the three months and nine months ended September 30, 2014, respectively, and ($12) million and ($139) million for the three months and nine months ended September 30, 2013, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were ($115) million and ($119) million for the three months and nine months ended September 30, 2014, respectively, and $39 million and $198 million for the three months and nine months ended September 30, 2013, respectively.

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

	September 30, 2014
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$14,415	$1,442	$15,857
Foreign corporate	—	4,367	716	5,083
U.S. Treasury and agency	6,523	4,968	—	11,491
RMBS	—	4,947	563	5,510
State and political subdivision	—	2,363	2	2,365
ABS	—	1,389	214	1,603
CMBS	—	1,190	102	1,292
Foreign government	—	689	—	689
Total fixed maturity securities	6,523	34,328	3,039	43,890
Equity securities:
Non-redeemable preferred stock	—	160	47	207
Common stock	99	80	30	209
Total equity securities	99	240	77	416
Short-term investments (1)	187	1,150	—	1,337
Mortgage loans held by CSEs — FVO	—	313	—	313
Other invested assets:
FVO securities	—	—	—	—
Derivative assets: (2)
Interest rate	—	765	28	793
Foreign currency exchange rate	—	88	—	88
Credit	—	29	1	30
Equity market	3	308	8	319
Total derivative assets	3	1,190	37	1,230
Total other invested assets	3	1,190	37	1,230
Net embedded derivatives within asset host contracts (3)	—	—	1,876	1,876
Separate account assets (4)	325	96,750	164	97,239
Total assets	$7,137	$133,971	$5,193	$146,301
Liabilities
Derivative liabilities: (2)
Interest rate	$3	$250	$—	$253
Foreign currency exchange rate	—	32	—	32
Credit	—	2	1	3
Equity market	—	51	103	154
Total derivative liabilities	3	335	104	442
Net embedded derivatives within liability host contracts (3)	—	—	(680)	(680)
Long-term debt of CSEs — FVO	—	172	—	172
Total liabilities	$3	$507	$(576)	$(66)

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

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within PABs, other policy-related balances and other liabilities on the consolidated balance sheets. At September 30, 2014 and December 31, 2013, equity securities also included embedded derivatives of ($39) million and ($30) million, respectively.

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
Non-redeemable preferred and common stock
These securities, including privately-held securities and financial services industry hybrid securities classified within equity securities, are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing, discounted cash flow methodologies or other similar techniques using inputs such as comparable credit ratings and issuance structures. Certain of these securities are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2 and independent non-binding broker quotations.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at September 30, 2014 and December 31, 2013, transfers between Levels 1 and 2 were not significant.
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

					September 30, 2014				December 31, 2013				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(5)	-	250	58	(10)	-	240	51	Decrease
			•	Illiquidity premium (4)	30	-	30	30	30	-	30	30	Decrease
			•	Credit spreads (4)	(123)	-	3,117	177	(112)	-	538	208	Decrease
			•	Offered quotes (5)	99	-	101	100	99	-	100	100	Increase
	•	Market pricing	•	Quoted prices (5)	—	-	750	366					Increase
	•	Consensus pricing	•	Offered quotes (5)					33	-	103	87	Increase
RMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	103	-	399	208	(96)	-	2,406	295	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	37	-	101	94	10	-	100	95	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	1	-	116	93	78	-	100	95	Increase (6)
CMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)					341	-	1,879	746	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	5	-	112	103	97	-	104	101	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	100	-	100	100	101	-	101	101	Increase (6)
ABS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	61	-	600	186	30	-	875	319	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	—	-	106	99	—	-	104	101	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	100	-	100	100	58	-	106	98	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	324	-	351		248	-	450		Increase (11)
Credit	•	Present value techniques	•	Credit spreads (8)	99	-	101		98	-	100		Decrease (8)
	•	Consensus pricing	•	Offered quotes (9)
Equity market	•	Present value techniques	•	Volatility (10)	16%	-	23%		17%	-	28%		Increase (11)
Embedded derivatives
Direct and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.10%		0%	-	0.10%		Decrease (12)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (12)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (12)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	100%		0.50%	-	100%		Decrease (13)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (13)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (13)
			•	Utilization rates	20%	-	50%		20%	-	50%		Increase (14)
			•	Withdrawal rates	0.07%	-	10%		0.07%	-	10%		(15)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (16)
			•	Nonperformance risk spread	0.03%	-	1.36%		0.03%	-	0.44%		Decrease (17)
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

(9)	At both September 30, 2014 and December 31, 2013, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	RMBS	State and Political Subdivision	ABS	CMBS	Foreign Government
	(In millions)
Three Months Ended September 30, 2014
Balance, beginning of period	$1,414	$689	$529	$2	$218	$85	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	2	—	1	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	15	(19)	5	—	—	—	—
Purchases (3)	56	26	63	—	116	17	—
Sales (3)	(24)	(2)	(30)	—	(3)	(4)	—
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	3	43	—	—	—	6	—
Transfers out of Level 3 (4)	(24)	(21)	(5)	—	(117)	(2)	—
Balance, end of period	$1,442	$716	$563	$2	$214	$102	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$2	$—	$1	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities			Net Derivatives (6)
	Non - redeemable Preferred Stock	Common Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Three Months Ended September 30, 2014
Balance, beginning of period	$62	$36	$—	$23	$3	$(99)	$2,326	$161
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	2	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	(3)	4	268	—
OCI	(4)	—	—	7	—	—	—	—
Purchases (3)	—	—	—	—	—	—	—	2
Sales (3)	(13)	(1)	—	—	—	—	—	(2)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(2)	—	—	(38)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	4
Transfers out of Level 3 (4)	—	(5)	—	—	—	—	—	(1)
Balance, end of period	$47	$30	$—	$28	$—	$(95)	$2,556	$164
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$(3)	$4	$271	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	RMBS	State and Political Subdivision	ABS	CMBS	Foreign Government
	(In millions)
Three Months Ended September 30, 2013
Balance, beginning of period	$1,169	$813	$352	$6	$423	$66	$2
Total realized/unrealized gains (losses)included in:
Net income (loss): (1), (2)
Net investment income	2	—	1	—	—	—	—
Net investment gains (losses)	—	(3)	(1)	—	2	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	(7)	12	(2)	—	(2)	—	—
Purchases (3)	20	—	81	—	37	18	—
Sales (3)	(56)	(29)	(15)	(1)	(34)	(7)	(2)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	—	11	—	—	—	—	—
Transfers out of Level 3 (4)	(47)	(42)	(23)	—	(16)	(11)	—
Balance, end of period	$1,081	$762	$393	$5	$410	$66	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$2	$—	$1	$—	$—	$—	$—
Net investment gains (losses)	$—	$(3)	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

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
Three Months Ended September 30, 2013
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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	RMBS	State and Political Subdivision	ABS	CMBS	Foreign Government
	(In millions)
Nine Months Ended September 30, 2014
Balance, beginning of period	$1,248	$734	$422	$—	$419	$72	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	5	1	3	—	—	—	—
Net investment gains (losses)	(1)	(3)	3	—	1	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	60	11	14	—	(1)	—	—
Purchases (3)	101	27	185	—	131	39	—
Sales (3)	(86)	(47)	(60)	—	(119)	(9)	—
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	159	42	15	2	—	—	—
Transfers out of Level 3 (4)	(44)	(49)	(19)	—	(217)	—	—
Balance, end of period	$1,442	$716	$563	$2	$214	$102	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$5	$—	$3	$—	$—	$—	$—
Net investment gains (losses)	$(2)	$(2)	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities			Net Derivatives (6)
	Non- redeemable Preferred Stock	Common Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Nine Months Ended September 30, 2014
Balance, beginning of period	$81	$31	$—	$11	$6	$(88)	$2,123	$153
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	1	(3)	—	—	—	—	—	5
Net derivative gains (losses)	—	—	—	17	(6)	(7)	495	—
OCI	1	8	—	38	—	—	—	—
Purchases (3)	—	—	—	—	—	—	—	11
Sales (3)	(19)	(6)	—	—	—	—	—	(8)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(38)	—	—	(62)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	3
Transfers out of Level 3 (4)	(17)	—	—	—	—	—	—	—
Balance, end of period	$47	$30	$—	$28	$—	$(95)	$2,556	$164
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$(1)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$(6)	$(7)	$518	$—

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	Foreign Corporate	RMBS	State and Political Subdivision	ABS	CMBS	Foreign Government
	(In millions)
Nine Months Ended September 30, 2013
Balance, beginning of period	$1,434	$868	$278	$25	$343	$125	$3
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	7	—	—	—	1	1	—
Net investment gains (losses)	(3)	(7)	—	—	2	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	(21)	(10)	7	—	(3)	2	(1)
Purchases (3)	109	56	141	—	136	24	—
Sales (3)	(192)	(83)	(37)	(1)	(41)	(60)	(2)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	49	15	8	—	—	—	—
Transfers out of Level 3 (4)	(302)	(77)	(4)	(19)	(28)	(26)	—
Balance, end of period	$1,081	$762	$393	$5	$410	$66	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$7	$—	$—	$—	$1	$—	$—
Net investment gains (losses)	$—	$(3)	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

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
Nine Months Ended September 30, 2013
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

	September 30, 2014	December 31, 2013
	(In millions)
Assets (1)
Unpaid principal balance	$257	$1,528
Difference between estimated fair value and unpaid principal balance	56	70
Carrying value at estimated fair value	$313	$1,598
Liabilities (1)
Contractual principal balance	$168	$1,436
Difference between estimated fair value and contractual principal balance	4	25
Carrying value at estimated fair value	$172	$1,461
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

	At September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$3	$18	$—	$—	$—	$(3)
Other limited partnership interests (2)	$9	$4	$(1)	$—	$(5)	$(5)
Real estate joint ventures (3)	$—	$1	$(1)	$—	$(1)	$(1)
Goodwill (4)	$—	$—	$—	$(66)	$—	$(66)
____________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both September 30, 2014 and 2013 were not significant.

(3)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include several real estate funds that typically invest primarily in commercial real estate. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next one to 10 years. Unfunded commitments for these investments at both September 30, 2014 and 2013 were not significant.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

(4)
As discussed in Note 10 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report, the Company recorded an impairment of goodwill associated with the Retail Life & Other reporting unit. This impairment has been categorized as Level 3 due to the significant unobservable inputs used in the determination of the estimated fair value.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2014
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$5,465	$—	$—	$5,865	$5,865
Policy loans	$1,178	$—	$839	$404	$1,243
Real estate joint ventures	$47	$—	$—	$99	$99
Other limited partnership interests	$67	$—	$—	$90	$90
Other invested assets	$501	$—	$509	$—	$509
Premiums, reinsurance and other receivables	$6,340	$—	$65	$7,050	$7,115
Liabilities
PABs	$18,661	$—	$—	$19,760	$19,760
Long-term debt	$789	$—	$1,122	$—	$1,122
Other liabilities	$681	$—	$513	$168	$681
Separate account liabilities	$1,429	$—	$1,429	$—	$1,429

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
Long-term Debt
The estimated fair value of long-term debt is principally determined using market standard valuation methodologies. Valuations of instruments are based primarily on quoted prices in markets that are not active or using matrix pricing that use standard market observable inputs such as quoted prices in markets that are not active and observable yields and spreads in the market. Instruments valued using discounted cash flow methodologies use standard market observable inputs including market yield curve, duration, observable prices and spreads for similar publicly traded or privately traded issues.
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

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Goodwill (continued)

In addition, the Company performed its annual goodwill impairment tests of its reporting unit during the third quarter of 2014 based upon data at June 30, 2014 and concluded that the fair value of the reporting unit was in excess of its carrying value and, therefore, goodwill was not impaired. Management continues to evaluate current market conditions that may affect the estimated fair value of the reporting unit to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions may have a significant impact on the estimated fair value of the reporting unit and could result in future impairment of goodwill.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9.  Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI, net of income tax, was as follows:

	Three Months Ended September 30, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$1,761	$87	$3	$1,851
OCI before reclassifications	160	52	1	213
Deferred income tax benefit (expense)	(60)	(18)	—	(78)
OCI before reclassifications, net of income tax	1,861	121	4	1,986
Amounts reclassified from AOCI	8	3	—	11
Deferred income tax benefit (expense)	(3)	(1)	—	(4)
Amounts reclassified from AOCI, net of income tax	5	2	—	7
Sale of subsidiary (2)	—	—	—	—
Deferred income tax benefit (expense)	—	—	—	—
Sale of subsidiary, net of income tax	—	—	—	—
Balance, end of period	$1,866	$123	$4	$1,993

	Three Months Ended September 30, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$1,285	$95	$(108)	$1,272
OCI before reclassifications	(106)	(65)	56	(115)
Deferred income tax benefit (expense)	18	26	1	45
OCI before reclassifications, net of income tax	1,197	56	(51)	1,202
Amounts reclassified from AOCI	58	(4)	—	54
Deferred income tax benefit (expense)	(22)	1	—	(21)
Amounts reclassified from AOCI, net of income tax	36	(3)	—	33
Balance, end of period	$1,233	$53	$(51)	$1,235

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9. Equity (continued)

	Nine Months Ended September 30, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$885	$27	$(23)	$889
OCI before reclassifications	1,798	148	21	1,967
Deferred income tax benefit (expense)	(549)	(52)	—	(601)
OCI before reclassifications, net of income tax	2,134	123	(2)	2,255
Amounts reclassified from AOCI	(40)	1	—	(39)
Deferred income tax benefit (expense)	12	(1)	—	11
Amounts reclassified from AOCI, net of income tax	(28)	—	—	(28)
Sale of subsidiary (2)	(320)	—	6	(314)
Deferred income tax benefit (expense)	80	—	—	80
Sale of subsidiary, net of income tax	(240)	—	6	(234)
Balance, end of period	$1,866	$123	$4	$1,993

	Nine Months Ended September 30, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$2,291	$158	$(49)	$2,400
OCI before reclassifications	(1,593)	(155)	(3)	(1,751)
Deferred income tax benefit (expense)	550	56	1	607
OCI before reclassifications, net of income tax	1,248	59	(51)	1,256
Amounts reclassified from AOCI	(22)	(9)	—	(31)
Deferred income tax benefit (expense)	7	3	—	10
Amounts reclassified from AOCI, net of income tax	(15)	(6)	—	(21)
Balance, end of period	$1,233	$53	$(51)	$1,235
____________

(1)	See Note 5 for information on offsets to investments related to insurance liabilities and DAC and VOBA.

(2)	See Note 3.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Statement of Operations and Comprehensive Income (Loss) Location
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(5)	$(56)	$24	$24	Net investment gains (losses)
Net unrealized investment gains (losses)	1	3	17	9	Net investment income
Net unrealized investment gains (losses)	1	—	5	—	Net derivative gains (losses)
OTTI	(5)	(5)	(6)	(11)	Net investment gains (losses)
Net unrealized investment gains (losses), before income tax	(8)	(58)	40	22
Income tax (expense) benefit	3	22	(12)	(7)
Net unrealized investment gains (losses), net of income tax	(5)	(36)	28	15
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	2	—	1	Net derivative gains (losses)
Interest rate swaps	1	—	1	—	Net investment income
Interest rate forwards	—	1	1	7	Net derivative gains (losses)
Interest rate forwards	—	—	1	1	Net investment income
Foreign currency swaps	(4)	1	(4)	—	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	(3)	4	(1)	9
Income tax (expense) benefit	1	(1)	1	(3)
Gains (losses) on cash flow hedges, net of income tax	(2)	3	—	6
Total reclassifications, net of income tax	$(7)	$(33)	$28	$21

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10. Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Compensation	$75	$83	$233	$254
Commissions	129	151	390	514
Volume-related costs	38	22	121	62
Affiliated interest costs on ceded reinsurance	76	52	223	150
Capitalization of DAC	(78)	(112)	(238)	(399)
Amortization of DAC and VOBA	282	42	811	72
Interest expense on debt	21	47	84	147
Premium taxes, licenses and fees	12	14	41	42
Professional services	7	19	27	29
Rent and related expenses	8	8	24	23
Other	115	108	319	316
Total other expenses	$685	$434	$2,035	$1,210
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for some of the matters below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2014.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of September 30, 2014, the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material for the Company.

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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $38 million and $147 million at September 30, 2014 and December 31, 2013, respectively.
Commitments to Fund Partnerships Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $903 million and $1.0 billion at September 30, 2014 and December 31, 2013, respectively.

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11. Contingencies, Commitments and Guarantees (continued)

Other Commitments
The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At September 30, 2014 and December 31, 2013, the Company had agreed to fund up to $32 million and $61 million, respectively, of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $53 million and $74 million at September 30, 2014 and December 31, 2013, respectively, to custody accounts to secure the demand notes. Each of these affiliates is permitted by contract to sell or repledge this collateral.
See Note 5 “— Related Party Investment Transactions” for additional other commitments.
12.  Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $370 million and $1.1 billion for the three months and nine months ended September 30, 2014, respectively, and $329 million and $1.1 billion for the three months and nine months ended September 30, 2013, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $57 million and $172 million for the three months and nine months ended September 30, 2014, respectively, and $53 million and $155 million for the three months and nine months ended September 30, 2013, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $42 million and $136 million for the three months and nine months ended September 30, 2014, respectively, and $46 million and $138 million for the three months and nine months ended September 30, 2013, respectively.
The Company had net receivables (payables) to affiliates, related to the items discussed above, of $131 million and ($210) million at September 30, 2014 and December 31, 2013, respectively.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Premiums
Reinsurance assumed	$24	$3	$32	$9
Reinsurance ceded	(182)	(163)	(629)	(466)
Net premiums	$(158)	$(160)	$(597)	$(457)
Universal life and investment-type product policy fees
Reinsurance assumed	$54	$25	$102	$57
Reinsurance ceded	(154)	(128)	(460)	(430)
Net universal life and investment-type product policy fees	$(100)	$(103)	$(358)	$(373)
Other revenues
Reinsurance assumed	$—	$—	$—	$—
Reinsurance ceded	22	81	143	248
Net other revenues	$22	$81	$143	$248
Policyholder benefits and claims
Reinsurance assumed	$25	$5	$38	$10
Reinsurance ceded	(292)	(216)	(880)	(602)
Net policyholder benefits and claims	$(267)	$(211)	$(842)	$(592)
Interest credited to policyholder account balances
Reinsurance assumed	$19	$19	$56	$55
Reinsurance ceded	(35)	(31)	(103)	(92)
Net interest credited to policyholder account balances	$(16)	$(12)	$(47)	$(37)
Other expenses
Reinsurance assumed	$33	$8	$52	$20
Reinsurance ceded	41	20	115	53
Net other expenses	$74	$28	$167	$73
Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	September 30, 2014		December 31, 2013
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$39	$14,617	$28	$12,710
Deferred policy acquisition costs and value of business acquired	118	(619)	122	(579)
Total assets	$157	$13,998	$150	$12,131
Liabilities
Other policy-related balances	$1,656	$774	$1,640	$811
Other liabilities	9	5,766	9	5,260
Total liabilities	$1,665	$6,540	$1,649	$6,071

MetLife Insurance Company of Connecticut
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12. Related Party Transactions (continued)

In October 2012, MLI-USA entered into a reinsurance agreement to cede two blocks of business to MRD, on a 90% coinsurance with funds withheld basis. This agreement covers certain term and certain universal life policies issued in 2012 by MLI-USA and was amended in 2013 to include certain term and universal life policies issued by MLI-USA through December 31, 2013. This agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $620 million and $917 million at September 30, 2014 and December 31, 2013, respectively. MLI-USA also recorded a funds withheld liability and other reinsurance payables, included in other liabilities, which were $516 million and $798 million at September 30, 2014 and December 31, 2013, respectively. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at fair value on the Company’s consolidated balance sheets. The embedded derivative related to this cession is included within other liabilities and was $37 million and ($14) million at September 30, 2014 and December 31, 2013, respectively. The Company’s consolidated statements of operations and comprehensive income (loss) reflects a loss for this agreement of $26 million and $116 million, for the three months and nine months ended September 30, 2014, respectively, and $6 million and $36 million for the three months and nine months ended September 30, 2013, respectively. The loss related to this agreement includes net derivative gains (losses) associated with the embedded derivatives of ($6) million and ($50) million for the three months and nine months ended September 30, 2014, respectively, and $4 million and $16 million for the three months and nine months ended September 30, 2013, respectively.
The Company ceded risks to affiliates related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were assets of $1.9 billion and $912 million at September 30, 2014 and December 31, 2013, respectively. Net derivative gains (losses) associated with the embedded derivatives were $410 million and $687 million for the three months and nine months ended September 30, 2014, respectively, and ($607) million and ($2.0) billion for the three months and nine months ended September 30, 2013, respectively.
MLI-USA ceded two blocks of business to an affiliate on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and increased the funds withheld balance by $241 million and $48 million at September 30, 2014 and December 31, 2013, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($17) million and ($193) million for the three months and nine months ended September 30, 2014, respectively, and $44 million and $461 million for the three months and nine months ended September 30, 2013, respectively.
Effective January 1, 2014, following receipt of New York State Department of Financial Services approval, MetLife Insurance Company of Connecticut withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MetLife Insurance Company of Connecticut reinsured with MLIC, an affiliate, all existing New York insurance policies and annuity contracts that include a separate account feature. As a result of the reinsurance agreements, MetLife Insurance Company of Connecticut recorded reinsurance receivables, included in premiums, reinsurance and other receivables, of $700 million, a funds withheld liability, included in other liabilities, of $192 million, and other reinsurance payables, included in other liabilities, of $14 million, and transferred cash and investments of $494 million to MLIC. In November 2014, certain risks formerly reinsured by Exeter are being re-directed to affiliates through various forms of transactions. See Note 1.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MICC,” the “Company,” “we,” “our” and “us” refer to MetLife Insurance Company of Connecticut, a Connecticut corporation incorporated in 1863, and its subsidiaries, including MetLife Investors USA Insurance Company (“MLI-USA”). MetLife Insurance Company of Connecticut is a wholly-owned subsidiary of MetLife, Inc. Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2013, as revised by MetLife Insurance Company of Connecticut’s Current Report on Form 8-K filed on October 28, 2014 (as revised, the “2013 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
In the first quarter of 2014, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, MetLife Assurance Limited (“MAL”) and, as a result, began reporting the operations of MAL as divested business. The sale of MAL was completed in May 2014. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. Consequently, the results for Corporate Benefit Funding decreased by $11 million, net of $5 million of income tax, for the nine months ended September 30, 2013. Also, the results for Corporate & Other decreased by $10 million, net of $6 million of income tax, for the nine months ended September 30, 2013.
MetLife Insurance Company of Connecticut received all regulatory approvals to merge three U.S.-based life insurance companies and a former offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company (the “Mergers”). The Mergers are expected to occur in the fourth quarter of 2014. The companies to be merged are MetLife Insurance Company of Connecticut, MLI-USA and MetLife Investors Insurance Company, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MetLife Insurance Company of Connecticut, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. In October 2014, MetLife Insurance Company of Connecticut received regulatory approval from the Connecticut Insurance Department and the Delaware Department of Insurance to re-domesticate from Connecticut to Delaware immediately prior to the Mergers. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013.
Effective January 1, 2014, following receipt of New York State Department of Financial Services approval, MetLife Insurance Company of Connecticut withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MetLife Insurance Company of Connecticut reinsured with Metropolitan Life Insurance Company (“MLIC”), an affiliate, all existing New York insurance policies and annuity contracts that include a separate account feature. As a result of the reinsurance agreements, MetLife Insurance Company of Connecticut recorded reinsurance receivables, included in premiums, reinsurance and other receivables, of $700 million, a funds withheld liability, included in other liabilities, of $192 million, and other reinsurance payables, included in other liabilities, of $14 million, and transferred cash and investments of $494 million to MLIC. On December 31, 2013, MetLife Insurance Company of Connecticut deposited investments with an estimated fair market value of $6.3 billion into a custodial account to secure MetLife Insurance Company of Connecticut’s remaining New York policyholder liabilities not covered by such reinsurance.
In anticipation of the Mergers, in July 2014, MetLife Insurance Company of Connecticut and MLI-USA sold to certain affiliates $430 million in affiliated loans, which were included in other invested assets. In August 2014, MetLife Insurance Company of Connecticut redeemed and retired 4,595,317 shares of MetLife Insurance Company of Connecticut’s common stock owned by MetLife Investors Group, LLC (“MLIG”) for $1.4 billion. As a result, all of the outstanding shares of common stock of MetLife Insurance Company of Connecticut are now directly held by MetLife, Inc. Following the redemption, in August 2014, MLIG paid a dividend of $1.4 billion to MetLife, Inc., and MetLife Insurance Company of Connecticut received a capital contribution from MetLife, Inc. of $231 million. MetLife Insurance Company of Connecticut does not expect to pay any dividends to MetLife, Inc. in 2014. In November 2014, certain risks formerly reinsured by Exeter are being re-directed to affiliates through various forms of transactions.
The Mergers (i) may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by state insurance regulators by reducing our exposure to and use of captive reinsurers; (ii) will reduce the reliance on MetLife, Inc. for cash to fund derivative collateral requirements; (iii) will increase transparency relative to our capital allocation and variable annuity risk management; and (iv) may impact the aggregate amount of dividends permitted to be paid without insurance regulatory approval. See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Mergers, and see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Insurance Regulatory Examinations” included in MetLife Insurance Company of Connecticut’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions” included in the 2013 Annual Report for information on our use of captive reinsurers.

During the third quarter of 2013, MetLife Insurance Company of Connecticut sold its broker-dealer subsidiary, Tower Square Securities, Inc., to a third party.
Regulatory Developments
The U.S. life insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products, as well as reviews of the utilization of affiliated captive reinsurers or offshore entities to reinsure insurance risks.
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
NAIC
The National Association of Insurance Commissioners (“NAIC”) is an organization, the mission of which is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”). However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices. Changes to the Manual or modifications by the various state insurance departments may impact the statutory capital and surplus of our U.S. insurance companies.
The NAIC currently has in place its “Solvency Modernization Initiative,” which is designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. In furtherance of this initiative, the NAIC adopted the Corporate Governance Annual Filing Model Act and Regulation at its August 2014 meeting. The new model, which requires insurers to make an annual confidential filing regarding their corporate governance policies, is expected to become effective in 2016. In addition, in September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been or is expected to be enacted by our insurance companies’ domiciliary states in the near future. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. MetLife’s first ORSA summary report, which will be submitted on behalf of the enterprise, must be prepared beginning in 2015.
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
Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a new framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and imposes additional costs, including new reporting and margin requirements, and will likely impose additional regulation on MICC, including new capital requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements, including the requirement to pledge initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties) entered into after June 10, 2013, and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties) entered into after the phase-in period; these requirements would be applicable to us in 2019 if the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), Federal Deposit Insurance Corporation (“FDIC”), Farm Credit Administration and Federal Housing Finance Agency (collectively, the “Prudential Regulators”), U.S. Commodity Futures Trading Commission (“CFTC”) and the U.S. Securities and Exchange Commission adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013 and re-proposed by the Prudential Regulators and CFTC in September 2014. These increased margin requirements, combined with restrictions on securities that will qualify as eligible collateral, will require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI
On January 11, 2013, MetLife Bank, National Association (“MetLife Bank”) and MetLife, Inc. completed the sale of the depository business of MetLife Bank to GE Capital Retail Bank. Subsequently, MetLife Bank terminated its deposit insurance and MetLife, Inc. deregistered as a bank holding company. Additionally, in August 2013, MetLife Bank merged with and into MetLife Home Loans LLC, a non-bank affiliate. As a result, MetLife, Inc. is no longer regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife, Inc. is designated by the Financial Stability Oversight Council (“FSOC”) as a non-bank systemically important financial institution (“non-bank SIFI”), it could once again be subject to regulation by the Federal Reserve Board and to enhanced supervision and prudential standards. See “— Enhanced Prudential Standards for Non-Bank SIFIs.” Regulation of MetLife, Inc. as a non-bank SIFI could affect our business. For example, enhanced capital requirements that would be applicable if MetLife, Inc. is designated as a non-bank SIFI may adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. In addition, if MetLife, Inc. is designated as a non-bank SIFI, it would need to obtain Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”) approval before directly or indirectly acquiring, merging or consolidating with a financial company having more than $10 billion of assets or acquiring 5% or more of any voting class of securities of a bank or bank holding company and, depending on the extent of the combined company’s liabilities, could be subject to additional restrictions regarding its ability to merge. The Federal Reserve Board would also have the right to require any of MetLife, Inc.’s insurance companies, or insurance company affiliates, to take prompt action to correct any financial weaknesses.
On September 4, 2014, the FSOC notified MetLife, Inc. that it has been preliminarily designated as a non-bank SIFI. On October 3, 2014, MetLife, Inc. delivered notice to the FSOC requesting a written and oral evidentiary hearing to contest the FSOC’s proposed determination. In accordance with its regulations, the FSOC held an evidentiary hearing on November 3, 2014 and will make a final determination on MetLife, Inc.’s status as a non-bank SIFI within 60 days after the hearing.

If MetLife, Inc. is designated as a non-bank SIFI, it will be subject to a number of Dodd-Frank requirements that are also applicable to bank holding companies with assets of $50 billion or more, including responsibility to pay assessments and other charges equal to the total expenses the Federal Reserve Board thinks is necessary for its supervision of bank holding companies and savings and loan holding companies with assets of $50 billion or more and non-bank SIFIs, as well as enhanced prudential standards.
Enhanced Prudential Standards for Non-Bank SIFIs
Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. In December 2011, in accordance with the requirements of section 165 of Dodd-Frank, the Federal Reserve Board proposed a set of prudential standards (“Regulation YY”) that would apply to non-bank SIFIs, including enhanced risk-based capital requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. The Federal Reserve Board’s proposal contemplates that these standards would be subject to the authority of the Federal Reserve Board to determine, on its own or in response to a recommendation by the FSOC, to tailor the application of the enhanced standards to different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. As described below, the Federal Reserve Board has finalized a number of these requirements for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more, but generally has not taken further action to implement most of these requirements for non-bank SIFIs.
In October 2013, the Federal Reserve Board proposed specific regulations relating to liquidity requirements for banking organizations and some non-bank SIFIs, although the rules would not apply to non-bank SIFIs with substantial insurance operations. On February 18, 2014, the Federal Reserve Board adopted amendments to Regulation YY to implement certain of the enhanced prudential standards for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more. The enhanced prudential standards include risk-based and leverage capital requirements, liquidity standards, requirements for overall risk management (including establishing a risk committee), stress-test requirements, and a 15-to-1 debt-to-equity limit for these companies. The amendments also establish risk committee requirements and capital stress testing requirements for certain bank holding companies and foreign banking organizations with total consolidated assets of $10 billion or more. While Regulation YY, as originally proposed, would have applied to non-bank SIFIs, the final rule does not. The Federal Reserve Board indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, enabling it to more appropriately tailor the standards to non-bank SIFIs and will provide affected non-bank SIFIs with notice and the opportunity to comment prior to determination of their enhanced prudential standards. Accordingly, the manner in which MetLife, Inc. would be regulated, if it is designated as a non-bank SIFI, remains unclear.
The Federal Reserve Board has stated that it believes other provisions of Dodd-Frank, known as the Collins Amendment, constrain its ability to tailor capital standards for non-bank SIFIs. If the Federal Reserve Board requires insurers that are non-bank SIFIs to comply with capital standards or regimes (such as the Basel capital rules that were developed for banks) that do not take into account the insurance business model and the differences between banks and insurers, the business and competitive position of such insurer non-bank SIFIs could be materially and adversely affected. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — Insurance Regulation - U.S. — Federal Regulatory Agencies.” On September 30, 2014, the Federal Reserve Board announced that it will begin a quantitative impact study (“QIS”) to evaluate the potential effects of its revised regulatory capital framework on savings and loan holding companies and non-bank financial companies supervised by the Federal Reserve Board that are substantially engaged in insurance underwriting activity (insurance holding companies). The Federal Reserve Board is conducting the QIS in order to enable it to design a capital framework for insurance holding companies it supervises that is in compliance with the Collins Amendment. Legislation that would clarify that the Federal Reserve Board may tailor capital rules for insurer non-bank SIFIs has been adopted by the U.S. Senate and the House of Representatives; however, the bills passed by the Senate and House of Representatives differ, and Congress must take action to reconcile the bills before they can be sent to the President for signature.
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

Non-bank SIFIs would also be required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. Resolution plans would have to be resubmitted annually and promptly following any event, occurrence, change in conditions or circumstances, or other change that results in, or could reasonably be foreseen to have, a material effect on the resolution plan. A failure to submit a “credible” resolution plan could result in the imposition of a variety of measures, including additional capital, leverage, or liquidity requirements, and forced divestiture of assets or operations. If the FSOC determines to make a final designation of MetLife, Inc. as a non-bank SIFI, MetLife, Inc. would be required to submit a resolution plan by July 1, 2016, unless the Federal Reserve Board and FDIC require a different due date.
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
Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers
The International Association of Insurance Supervisors (“IAIS”), an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify global systemically important financial institutions and has devised and published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to global systemically important insurers (“G-SIIs”). On November 6, 2014, the FSB published its updated list of G-SIIs, based on the IAIS’ assessment methodology, which includes MetLife, Inc. The FSB will continue to update the list annually.
For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital (higher loss absorbency (“HLA”)) requirements on those activities. Given the absence of a common global base on which to calculate an HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). On October 23, 2014, the IAIS released the final BCR approved by the FSB for submission to the Group of Twenty (20 major world economies) leaders in November 2014. The BCR will apply to G-SIIs in 2015. Work on HLA development is in very early stages and how the HLA requirements will be computed remains unclear. The HLA requirements are required to be finalized by the end of 2015. From 2015 to 2018, reporting will be on a confidential basis and subject to refinement by the IAIS. HLA requirements are to be applied in 2019 to companies designated as G-SIIs in 2017. In addition, the IAIS proposes to develop a risk-based global insurance capital standard by 2016 which will apply to all internationally active insurance groups, including G-SIIs, with implementation to begin in 2019 after two years of testing and refinement. The FSB and IAIS propose that national authorities ensure that any insurers identified as G-SIIs be subject to additional requirements consistent with the framework of policy measures, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators through global supervisory colleges led by a regulator with group-wide supervisory authority, and a policy bias in favor of separation of non-traditional insurance and non-insurance activities from traditional insurance activities. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs is uncertain.

Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Interim Condensed Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits and the accounting for reinsurance;

(ii)	capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”);

(iii)	estimated fair values of investments in the absence of quoted market values;

(iv)	investment impairments;

(v)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vi)	measurement of goodwill and related impairment;

(vii)	measurement of income taxes and the valuation of deferred tax assets; and

(viii)	liabilities for litigation and regulatory matters.
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

Results of Operations
Consolidated Results
Changes to our guarantee features since 2012, along with continued management of sales by focusing on pricing discipline and risk management, drove a $2.5 billion, before income tax, or 50%, decrease in variable annuity sales for the nine months ended September 30, 2014 as compared to the same period of 2013. Variable and universal life sales were also lower by 55%, mainly driven by the discontinuance of all but one of our secondary guarantees on universal life products. These decreases were partially offset by higher fixed income annuity sales.

	Nine Months Ended September 30,
	2014	2013
	(In millions)
Revenues
Premiums	$828	$420
Universal life and investment-type product policy fees	1,827	1,744
Net investment income	1,932	2,132
Other revenues	323	447
Net investment gains (losses)	(519)	31
Net derivative gains (losses)	725	(581)
Total revenues	5,116	4,193
Expenses
Policyholder benefits and claims	1,631	1,238
Interest credited to policyholder account balances	716	779
Goodwill impairment	—	66
Capitalization of DAC	(238)	(399)
Amortization of DAC and VOBA	811	72
Interest expense on debt	84	147
Other expenses	1,378	1,390
Total expenses	4,382	3,293
Income (loss) before provision for income tax	734	900
Provision for income tax expense (benefit)	183	266
Net income (loss)	$551	$634
Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013
During the nine months ended September 30, 2014, income (loss) before provision for income tax, decreased $166 million ($83 million, net of income tax) from the prior period primarily driven by unfavorable changes in net investment gains (losses) and operating earnings, largely offset by a favorable change in net derivative gains (losses). In addition, an unfavorable change in other adjustments to net income was primarily the result of the corresponding offsets to investment and derivative gains and losses related to the amortization of DAC and VOBA. Also included in income (loss) before provision for income tax, is a $190 million ($123 million, net of income tax) increase as a result of our annual assumption review related to reserves and DAC.
We manage our investment portfolio using disciplined asset/liability management principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes, including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures, provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currency exchange rates, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our specific mix of products and business segments.
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

	Nine Months Ended September 30,
	2014	2013
	(In millions)
Non-VA program derivatives
Interest rate	$117	$(155)
Foreign currency exchange rate	42	(19)
Credit	9	35
Non-VA embedded derivatives	(261)	488
Total non-VA program derivatives	(93)	349
VA program derivatives
Embedded derivatives-direct/assumed guarantees:
Market risks	59	1,872
Nonperformance risk	24	(139)
Other risks	(26)	(34)
Total	57	1,699
Embedded derivatives-ceded reinsurance:
Market and other risks	806	(2,220)
Nonperformance risk	(119)	198
Total	687	(2,022)
Freestanding derivatives hedging direct/assumed embedded derivatives	74	(607)
Total VA program derivatives	818	(930)
Net derivative gains (losses)	$725	$(581)

The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $442 million ($287 million, net of income tax). This was primarily due to non-VA program embedded derivatives in affiliated ceded reinsurance written on a coinsurance with funds withheld basis, which were unfavorably impacted by changes in value of the underlying assets, as well as by a prior period refinement to the method in which the changes in fair value of the underlying assets in the reference portfolio are allocated to the embedded derivative. These decreases were partially offset by long-term interest rates decreasing in the current period and increasing in the prior period favorably impacting receive-fixed interest rate swaps, partially offset by decreasing United Kingdom inflation rates unfavorably impacting receive-float inflation swaps. These freestanding derivatives are primarily hedging long duration liability portfolios. In addition, the strengthening of the U.S. dollar relative to other key currencies favorably impacted foreign currency swaps that primarily hedge foreign denominated fixed maturity securities. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $1.7 billion ($1.1 billion, net of income tax). This was due to a favorable change of $1.9 billion ($1.2 billion, net of income tax) related to market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, partially offset by an unfavorable change of $154 million ($100 million, net of income tax) related to the nonperformance risk adjustment on the ceded variable annuity embedded derivatives, net of the impact of nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives.
The unfavorable change in the nonperformance risk adjustment on ceded variable annuity embedded derivatives of $317 million ($206 million, net of income tax) was due to an unfavorable change of $283 million, before income tax, due to the impact of changes in capital market inputs, such as long-term risk-free interest rates and key equity index levels and by an unfavorable change of $34 million, before income tax, due to changes in the reinsurer’s credit spread. The favorable change in the nonperformance risk adjustment on direct and assumed variable annuity embedded derivatives of $163 million ($106 million, net of income tax) was due to a favorable change of $153 million, before income tax, reflecting the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, as well as a favorable change of $10 million, before income tax, due to changes in our own credit spread. We calculate the nonperformance risk adjustment on the direct, assumed, and ceded variable annuity embedded derivatives as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate.
When equity index levels decrease in isolation, the direct and assumed variable annuity guarantees become more valuable to policyholders, which results in an increase in the undiscounted embedded derivative liability. Discounting this unfavorable change by the risk-adjusted rate yields a smaller loss than by discounting at the risk-free rate, thus creating a gain from including an adjustment for nonperformance risk on the direct and assumed variable annuity embedded derivatives. The opposite impact occurs with respect to the nonperformance risk adjustment on the ceded variable annuity guarantees.
When the risk-free interest rate decreases in isolation, discounting the embedded derivative liability produces a higher valuation of the liability than if the risk-free interest rate had remained constant. Discounting this unfavorable change by the risk-adjusted rate yields a smaller loss than by discounting at the risk-free rate, thus creating a gain from including an adjustment for nonperformance risk on the direct and assumed variable annuity embedded derivatives. The opposite impact occurs with respect to the nonperformance risk adjustment on the ceded variable annuity guarantees.
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

The foregoing favorable change of $1.9 billion ($1.2 billion, net of income tax) is comprised of a $3.7 billion ($2.4 billion, net income tax) favorable change in market and other risks on ceded variable annuity embedded derivatives and freestanding derivatives which, together, hedge the market and other risks on direct and assumed variable annuity embedded derivatives, and a $1.8 billion ($1.2 billion, net of income tax) unfavorable change in market and other risks on direct and assumed variable annuity embedded derivatives. As discussed in the preceding paragraph, changes in market and other risks lead to volatility in earnings due to the mismatch in accounting on GMIBs.
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

The unfavorable change in net investment gains (losses) of $550 million ($357 million, net of income tax) primarily reflects a loss related to the disposition of MAL, partially offset by a gain recognized on the sale of affiliated loans to certain affiliates and a decrease in the mortgage loan valuation allowance in the current period.

Results for the current period include a $159 million ($103 million, net of income tax) benefit, net of reinsurance, associated with our annual assumption review related to reserves and DAC, of which $229 million ($149 million, net of income tax) was recognized in net derivative gains (losses). Of the $159 million benefit, $200 million ($130 million, net of income tax) was related to reserves, offset by a $41 million ($27 million, net of income tax) charge associated with DAC. With respect to the $229 million gain recorded in net derivative gains (losses), a $257 million gain on direct variable annuity embedded derivatives was partially offset by a $28 million loss on ceded reinsurance embedded derivatives. Of the $257 million gain on direct variable annuity embedded derivatives, $256 million was included within the other risks caption in the table above and $1 million was included in the nonperformance risk caption in the table above. Of the $28 million loss on ceded reinsurance embedded derivatives, $23 million was included in the nonperformance risk caption in the table above and $5 million was included within the market and other risks caption in the table above.

As a result of our annual assumption review, changes were made to economic, policyholder behavior and other assumptions. The most significant impacts were in the Retail Annuity block of business and are summarized as follows:

•	Changes in economic assumptions resulted in a decrease in reserves, partially offset by unfavorable DAC, resulting in a net benefit of $113 million ($73 million, net of income tax).

•	Changes to policyholder behavior assumptions resulted in reserve decreases, partially offset by unfavorable DAC, resulting in a net benefit of $36 million ($23 million, net of income tax).

•	The remaining updates resulted in reserve decreases, partially offset by unfavorable DAC, resulting in a net benefit of $10 million ($7 million, net of income tax).
Results for the prior period include a $31 million ($20 million, net of income tax) charge, net of reinsurance, associated with our annual assumption review related to reserves and DAC, of which $65 million ($43 million, net of income tax) was recognized in net derivative gains (losses). Of the $31 million charge, $96 million ($62 million, net of income tax) was related to reserves, offset by $64 million ($42 million, net of income tax) associated with DAC. With respect to the $65 million charge recorded in net derivative gains (losses), a $73 million loss on direct variable annuity embedded derivatives was included within the other risks caption in the table above and an $8 million gain on ceded reinsurance embedded derivatives was included within the market and other risks caption in the table above.
Income (loss) before provision for income tax, related to the divested business, excluding net investment gains (losses) and net derivative gains (losses), decreased $11 million to income of $13 million in the current period from income of $24 million in the prior period. This reflects a decrease in total revenues of $157 million, before income tax, and a decrease in total expenses of $146 million, before income tax.

Income tax expense for the nine months ended September 30, 2014 was $183 million, or 25% of income (loss) before provision for income tax, compared with $266 million, or 30% of income (loss) before provision for income tax, for the nine months ended September 30, 2013. The Company’s 2014 effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income and the tax effects of the MAL divestiture. The Company’s 2013 effective tax rate was different from the U.S. statutory rate of 35% primarily due to non-taxable investment income.
As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings decreased $172 million, net of income tax, to $752 million, net of income tax, for the nine months ended September 30, 2014, from $924 million, net of income tax, for the nine months ended September 30, 2013.

Reconciliation of net income (loss) to operating earnings

	Nine Months Ended September 30,
	2014	2013
	(In millions)
Net income (loss)	$551	$634
Less: Net investment gains (losses)	(519)	31
Less: Net derivative gains (losses)	725	(581)
Less: Goodwill impairment	—	(66)
Less: Other adjustments to net income (1)	(475)	196
Less: Provision for income tax (expense) benefit	68	130
Operating earnings	$752	$924
____________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Nine Months Ended September 30,
	2014	2013
	(In millions)
Total revenues	$5,116	$4,193
Less: Net investment gains (losses)	(519)	31
Less: Net derivative gains (losses)	725	(581)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(1)	(6)
Less: Other adjustments to revenues (1)	104	318
Total operating revenues	$4,807	$4,431
Total expenses	$4,382	$3,293
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	284	(308)
Less: Goodwill impairment	—	66
Less: Other adjustments to expenses (1)	294	424
Total operating expenses	$3,804	$3,111
____________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results – Operating

	Nine Months Ended September 30,
	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$826	$332
Universal life and investment-type product policy fees	1,712	1,638
Net investment income	1,947	2,014
Other revenues	322	447
Total operating revenues	4,807	4,431
OPERATING EXPENSES
Policyholder benefits and claims	1,421	907
Interest credited to policyholder account balances	714	784
Capitalization of DAC	(238)	(399)
Amortization of DAC and VOBA	491	392
Interest expense on debt	51	51
Other expenses	1,365	1,376
Total operating expenses	3,804	3,111
Provision for income tax expense (benefit)	251	396
Operating earnings	$752	$924
Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The primary drivers of the decrease in operating earnings were lower net investment income, higher DAC amortization and higher expenses.
In our deferred annuity business, surrenders and withdrawals exceeded sales for the period, resulting in negative net flows. This caused a decrease in average separate account balances and, consequently, asset-based fees, and contributed to a reduction in interest credited expense in the general account. In addition, operating earnings declined as a result of a new affiliated reinsurance treaty entered into in connection with the Mergers. Interest credited expense also decreased in our Corporate Benefit Funding segment due to lower average balances. A decrease in funding agreements and the aforementioned negative net flows in our deferred annuity business were partially offset by positive net flows in our universal life business, which caused a decrease in invested assets, resulting in lower net investment income. Operating earnings also decreased in the current period as a result of the sale of our former broker-dealer subsidiary, Tower Square Securities, Inc., in 2013. The changes in business growth discussed above resulted in a $58 million decrease in operating earnings.
In our annuity business, strong equity market performance increased our average separate account balances, driving an increase in asset-based fee income. This increase was partially offset by higher asset-based commissions, which are also driven, in part, by separate account balances. Additionally, costs associated with our variable annuity guaranteed minimum death benefits were higher. Operating earnings decreased due to higher interest credited expense in our Retail segment, partially offset by lower interest credited expense as a result of reduced average interest credited rates in our Corporate Benefit Funding segment due to the MAL divestiture. Excluding the results of the divested business, operating earnings increased slightly as a result of higher returns on real estate and real estate joint ventures, mortgage loans and alternative investments, partially offset by the adverse impact of the sustained low interest rate environment on fixed maturity securities yields and lower prepayment fees. The changes in market factors, including equity markets and interest rates, discussed above resulted in a $6 million decrease in operating earnings.
Less favorable claims experience in our variable and universal life business, primarily driven by two large, unreinsured claims, partially offset by favorable claims experience in our traditional life, immediate annuities and structured settlement businesses reduced operating earnings by $22 million. DAC amortization increased due to more favorable equity market performance and less favorable growth in the business, resulting in a $55 million decrease in operating earnings. The more favorable equity market returns in the prior period drove lower DAC amortization in that period compared to the current period where equity returns were much less favorable.

On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both periods, resulted in a net operating earnings decrease of $5 million and were primarily related to unfavorable DAC unlockings in our variable annuity business, partially offset by favorable DAC unlockings in our universal life business. In addition to our annual updates, refinements to DAC and certain insurance‑related liabilities that were recorded in both periods increased operating earnings by $5 million.
Also contributing to the decline in operating earnings were higher expenses of $47 million, mainly driven by higher interest expense associated with affiliated ceded funds withheld reinsurance treaties.
The Company’s effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits. In the current period, the Company realized additional tax benefits of $34 million compared to the prior period, primarily from the higher utilization of tax preferenced investments.
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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2013, as revised by MetLife Insurance Company of Connecticut’s Current Report on Form 8-K filed on October 28, 2014 (as revised, the “2013 Annual Report”); (ii) Part II, Item 1, of MetLife Insurance Company of Connecticut’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014; and (iii) Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
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
Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company's business or operations described under “Risk Factors” in Part I, Item 1A, of the 2013 Annual Report, as supplemented and amended by the information under “Risk Factors” in Part II, Item 1A of MetLife Insurance Company of Connecticut's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, which are incorporated herein by reference.
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
Insurance Regulation - U.S.
State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. State insurance regulators and the NAIC are investigating the use of affiliated captive reinsurers and offshore entities to reinsure insurance risk. Like many life insurance companies, we utilize captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. We also cede most of the variable annuity guarantee risks to a captive reinsurer, which allows us to consolidate hedging and other risk management programs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Overview” for information regarding MetLife, Inc.’s plans to merge three U.S.-based life insurance companies and a former offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company. If state insurance regulators restrict the use of such captive reinsurers by following the lead of the New York State Department of Financial Services which has recommended a moratorium on such transactions, or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products or to hedge the associated risks efficiently, and/or our risk-based capital (“RBC”) ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations.

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
Federal legislation and administrative policies can significantly and adversely affect insurance companies, including policies regarding financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, Dodd-Frank subjects any entity designated as a non-bank systemically important financial institution (“non-bank SIFI”) to enhanced prudential supervision and authorizes the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to impose additional capital requirements. In addition, under the so-called Volcker Rule, the Federal Reserve Board could impose additional capital requirements and quantitative limits on certain trading and investment activities of a non-bank SIFI. MetLife, Inc. could be subject to such requirements and limits were it to be designated as a non-bank SIFI, which could adversely affect our competitive position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI” included elsewhere herein.
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
While MetLife, Inc. has de-registered as a bank holding company, it may, in the future, be designated by the Financial Stability Oversight Council (“FSOC”) as a non-bank SIFI, and could once again be subject to regulation by the Federal Reserve Board and subject to enhanced supervision and prudential standards. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI” included elsewhere herein.
Moreover, other national and international authorities have also proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. If such measures were adopted, including as a result of MetLife, Inc.’s potential designation as a non-bank SIFI, they could materially adversely affect our ability to conduct business, our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI” included elsewhere herein.

Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). Consequently, our activities are likewise subject to the restrictions imposed by ERISA and the Code, including the requirement that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and the requirement under ERISA and the Code that fiduciaries may not cause a plan to engage in prohibited transactions with persons who have certain relationships with respect to those plans. The prohibited transaction rules generally restrict the provision of investment advice to ERISA plans and participants and individual retirement accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. Regulations adopted in October 2011 in this area provide some relief from these investment advice restrictions. If additional relief is not provided, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants and IRAs would likely be significantly restricted. Other proposed regulations in this area may negatively impact the current business model of our broker-dealers, including proposed changes to broaden the definition of “fiduciary,” thereby increasing the regulation of persons providing investment advice to ERISA plans and IRAs. These proposed regulations are expected in 2015. See “Business — Regulation — Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations” included in the 2013 Annual Report.
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
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations
While MetLife, Inc. has de-registered as a bank holding company, it may, in the future be designated by the FSOC as a non-bank SIFI. This would subject MetLife, Inc. to enhanced supervision and prudential standards which could adversely affect our ability to compete with other insurers that are not subject to those requirements and adversely affect our business and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI.”

On September 4, 2014, the FSOC notified MetLife, Inc. that it has been preliminarily designated as a non-bank SIFI. On October 3, 2014, MetLife, Inc. delivered notice to the FSOC requesting a written and oral evidentiary hearing to contest the FSOC’s proposed determination. In accordance with its regulations, the FSOC held an evidentiary hearing on November 3, 2014 and will make a final determination on MetLife, Inc.’s status as a non-bank SIFI within 60 days after the hearing. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. In December 2011, the Federal Reserve Board proposed a set of prudential standards (“Regulation YY”) that would apply a set of prudential standards to non-bank SIFIs, including enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. The Federal Reserve Board’s proposal contemplates that these standards would be subject to the authority of the Federal Reserve Board to determine, on its own or in response to a recommendation by the FSOC, to tailor the application of the enhanced standards to different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. On February 18, 2014, the Federal Reserve Board adopted amendments to Regulation YY to implement certain of the enhanced prudential standards for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more. While Regulation YY, as originally proposed, would have applied to non-bank SIFIs, the final rule does not, but the Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI.” Accordingly, the manner in which these proposed standards might apply to MetLife remains unclear. The Federal Reserve Board has stated that it believes other provisions of Dodd-Frank, known as the Collins Amendment, constrain its ability to tailor capital standards for non-bank SIFIs.
In the wake of the recent financial crisis, other national and international authorities have also proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. For example, the International Association of Insurance Supervisors (“IAIS”) is participating in the Financial Stability Board’s (“FSB”) initiative to identify global systemically important financial institutions. To this end, the IAIS devised and published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to global systemically important insurers (“G-SIIs”). On November 6, 2014, the FSB published its updated list of G-SIIs, based on the IAIS’ assessment methodology, which includes MetLife, Inc. As directed by the FSB, the IAIS has developed G-SII basic capital requirements (“BCR”) as the basis for the calculation of additional capital. The BCR will apply to G-SIIs in 2015. In addition, the IAIS has confirmed that it will develop a risk-based global insurance capital standard by 2016 which will apply to all internationally active insurance groups, including G-SIIs, with implementation to begin in 2019 after two years of testing and refinement. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs is uncertain. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers.”
If such measures were adopted, including as a result of the potential designation of MetLife, Inc. as a non-bank SIFI, they could materially adversely affect our ability to conduct business and our results of operations and financial condition. Enhanced capital requirements could adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. We could have to raise the price of the products we offer, reduce the amount of risk we take on, or stop offering certain products altogether. Further, counterparty exposure limits could affect our ability to engage in hedging activities. The Federal Reserve Board would also have the right to require us or any of our affiliates to take prompt action to correct any financial weaknesses. See “Business — Regulation” in the 2013 Annual Report.
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
On July 14, 2014, the District of Columbia (“DC”) adopted a law that imposes an assessment on health insurers doing business in DC, including those that issue policies covering the Health Insurance Portability and Accountability Act excepted benefits (which includes critical illness, accident, disability income and long-term care insurance, among other products the Company sells). This assessment will spread the funding of the DC public healthcare exchange’s $26 million budget across all health insurers, including those that do not and/or could not sell insurance on the exchange. An insurance trade group has filed suit on behalf of the industry challenging this assessment, arguing that it is preempted by the Health Care Act, and that it is unconstitutional. The Company and affiliates have received assessments totaling approximately $433,000. The court has not yet ruled on this matter and the assessments were paid on September 30, 2014. While the financial impact to the Company of DC’s action will be minimal, if other states successfully adopt this model, there could be an impact on product pricing and sales.
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

Investments-Related Risks
Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Derivatives Transactions or Specified Assets in Connection with OTC-Cleared and OTC-Bilateral Transactions May Adversely Affect Our Liquidity, Expose Us to Central Clearinghouse and Counterparty Credit Risk, and Increase our Costs of Hedging
Substantially all of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. Certain derivatives financing transactions require us to pledge collateral or make payments related to declines in the estimated fair value of the specified assets under certain circumstances to central clearinghouses or our counterparties. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances and will likely increase under Dodd-Frank as a result of the requirement to pledge initial margin for over-the-counter (“OTC”) derivatives that are cleared and settled through central clearing counterparties (“OTC-cleared”) transactions entered into after June 10, 2013 and for OTC derivatives that are bilateral contracts between two counterparties (“OTC-bilateral”) transactions entered into after the phase-in period, which would be applicable to us in 2019 if the Office of the Comptroller of the Currency, Federal Reserve Board, Federal Deposit Insurance Corporation, Farm Credit Administration and Federal Housing Finance Agency (collectively, the “Prudential Regulators”), U.S. Commodity Futures Trading Commission (“CFTC”) and the U.S. Securities and Exchange Commission (the “SEC”) adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013 and re-proposed by the Prudential Regulators and CFTC in September 2014. Each of these items could also adversely affect our liquidity. The Prudential Regulators, CFTC, central clearinghouses and counterparties may also restrict or eliminate certain types of previously eligible collateral, which could also adversely affect our liquidity or charge us to pledge such collateral which would increase our costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Regulation of Over-the-Counter Derivatives” and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements included elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Derivatives and Collateral” in the 2013 Annual Report.

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
Date: November 12, 2014

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