Form 10-K
period 2014-12-31
MetLife Insurance Co USA
filed 2015-03-30
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 033-03094
MetLife Insurance Company USA
(Exact name of registrant as specified in its charter)

Delaware	06-0566090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11225 North Community House Road, Charlotte, North Carolina	28277
(Address of principal executive offices)	(Zip Code)
(212) 578-9500
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
At March 27, 2015, 3,000 shares of the registrant’s common stock, $25,000 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

As used in this Form 10-K, “MetLife USA,” the “Company,” “we,” “our” and “us” refer to MetLife Insurance Company USA (formerly, MetLife Insurance Company of Connecticut), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. MetLife Insurance Company USA is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”).
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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife USA. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife Insurance Company USA’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect our ability to meet liquidity needs and access capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain affiliated captive reinsurers or hedging arrangements associated with those risks; (3) exposure to financial and capital market risks, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact on us of comprehensive financial services regulation reform, including regulation of MetLife, Inc. as a non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (11) impairments of goodwill and realized losses or market value impairments to illiquid assets; (12) defaults on our mortgage loans; (13) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (14) fluctuations in foreign currency exchange rates; (15) downgrades in our claims paying ability, financial strength ratings or those of MetLife, Inc.’s other insurance subsidiaries, or MetLife, Inc.’s credit ratings; (16) an inability of MetLife, Inc. to access its credit facilities; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (18) differences between actual claims experience and underwriting and reserving assumptions; (19) ineffectiveness of MetLife’s risk management policies and procedures; (20) catastrophe losses; (21) increasing cost and limited market capacity for statutory life insurance reserve financings; (22) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (23) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (24) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions, and integrating and managing the growth of such acquired businesses, or arising from dispositions of businesses or legal entity reorganizations; (25) changes in accounting standards, practices and/or policies; (26) increased expenses relating to pension and postretirement benefit plans for employees and retirees of MetLife, Inc. and its subsidiaries, as well as health care and other employee benefits; (27) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (28) inability to attract and retain sales representatives; (29) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, MetLife’s disaster recovery systems, cyber- or other information security systems and management continuity planning; (30) the effectiveness of MetLife’s programs and practices in avoiding giving associates incentives to take excessive risks; and (31) other risks and uncertainties described from time to time in MetLife Insurance Company USA’s filings with the U.S. Securities and Exchange Commission.

MetLife Insurance Company USA does not undertake any obligation to publicly correct or update any forward-looking statement if MetLife Insurance Company USA later becomes aware that such statement is not likely to be achieved. Please consult any further disclosures MetLife Insurance Company USA makes on related subjects in reports to the U.S. Securities and Exchange Commission.
Note Regarding Reliance on Statements in Our Contracts
See “Exhibit Index — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Annual Report on Form 10-K.

Part I
Item 1. Business

Overview
As used in this Form 10-K, “MetLife USA,” the “Company,” “we,” “our” and “us” refer to MetLife Insurance Company USA (formerly, MetLife Insurance Company of Connecticut (“MICC”)), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. MetLife Insurance Company USA is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”).
The Company is organized into two segments: Retail and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Economic Capital” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.
Retail. Our Retail segment offers a broad range of protection products and a variety of annuities primarily to individuals, and is organized into two businesses: Annuities and Life & Other. Annuities includes a variety of variable, fixed and equity index-linked annuities which provide for both asset accumulation and asset distribution needs. Our Life & Other insurance products and services include variable life, universal life, term life and whole life products, as well as individual disability income products. Additionally, through our broker-dealer affiliates, we offer a full range of mutual funds and other securities products.
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
Corporate & Other. Corporate & Other contains the excess capital not allocated to the segments, various start-up businesses (including direct and digital marketing products), run-off businesses, the Company’s ancillary international operations and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes assumed reinsurance of certain variable annuity products from a former affiliated operating joint venture in Japan. Under this in-force reinsurance agreement, the Company reinsures living and death benefit guarantees issued in connection with variable annuity products. Additionally, Corporate & Other includes a reinsurance agreement to assume certain blocks of indemnity reinsurance from an affiliate. These reinsurance agreements were recaptured effective November 1, 2014. Corporate & Other also includes the elimination of intersegment amounts.
In November 2014, MetLife Insurance Company of Connecticut, a wholly-owned subsidiary of MetLife, Inc., re-domesticated from Connecticut to Delaware, changed its name to MetLife Insurance Company USA and merged with its subsidiary, MetLife Investors USA Insurance Company (“MLI-USA”), and its affiliate, MetLife Investors Insurance Company (“MLIIC”), each a U.S. insurance company that issued variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a former offshore, reinsurance subsidiary of MetLife, Inc. and affiliate of MICC that mainly reinsured guarantees associated with variable annuity products (the “Mergers”). The surviving entity of the Mergers was MetLife USA. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013. In anticipation of the Mergers, effective January 1, 2014, following receipt of New York State Department of Financial Services (the “Department of Financial Services”) approval, MetLife Insurance Company of Connecticut withdrew its license to issue insurance policies and annuity contracts in New York. The Mergers represent a transaction among entities under common control and have been accounted for in a manner similar to the pooling-of-interests method, which requires that the merged entities be combined at their historical cost. The Company’s consolidated financial statements and related footnotes are presented as if the transaction occurred at the beginning of the earliest date presented and prior periods’ results have been retrospectively adjusted.
The Mergers have provided increased transparency relative to our capital allocation and variable annuity risk management. In addition, the Company expects that the Mergers (i) may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by insurance regulators by reducing our exposure to and use of captive reinsurers; and (ii) will reduce the reliance on MetLife, Inc. to fund derivatives collateral requirements. See Note 3 of the Notes to the Consolidated Financial Statements for further information on the Mergers and see “Business — Regulation — Insurance Regulation — Insurance Regulatory Examinations and Other Activities” for information on our use of captive reinsurers.
In the first quarter of 2014, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, MetLife Assurance Limited (“MAL”). The sale of MAL was completed in May 2014. As a result, the operations of MAL have been classified as divested business for all periods presented. See Note 4 of the Notes to the Consolidated Financial Statements.

Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2014, 2013 and 2012. Financial information, including revenues, expenses, operating earnings, and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product groups and geographic region, is provided in Note 2 of the Notes to the Consolidated Financial Statements. Operating revenues and operating earnings are performance measures that are not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures” for definitions of such measures.
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
Retail Distribution
Retail products are sold through a diverse set of distribution networks in order to maximize penetration in the market place. These include our MetLife Premier Client Group and third-party organizations.
Our MetLife Premier Client Group targets the middle to upper income consumer market, including the executives of small- to medium-sized companies and small business owners. As of January 1, 2015, three formerly separate distribution channels, MetLife, New England Financial, and MetLife Resources, were unified under the MetLife Premier Client Group.
We also sell Retail products through various third-party organizations. We distribute products through wholesalers working directly with high net worth individuals and small- to medium-sized businesses through independent general agencies, financial advisors, consultants, brokerage general agencies and other independent marketing organizations under contractual arrangements. Additionally, wholesalers sell through financial intermediaries, including regional broker-dealers, brokerage firms, financial planners and banks.
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
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. Our liabilities for future policy benefits and claims are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. For life insurance and annuity products, we calculate these liabilities based on assumptions and estimates, including estimated premiums to be received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of benefits or claims to be paid and the investment returns on the investments we make with the premiums we receive. We establish liabilities for claims and benefits based on assumptions and estimates of losses and liabilities incurred. Amounts for actuarial liabilities are computed and reported in the consolidated financial statements in conformity with GAAP. For more details on policyholder liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits.”
Pursuant to applicable insurance laws and regulations, MetLife Insurance Company USA establishes statutory reserves, reported as liabilities, to meet its obligations on its policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves and actuarial liabilities for future policy benefits generally differ based on accounting guidance.

Delaware insurance laws and regulations require us to submit to the Delaware Commissioner of Insurance with each annual report, an opinion and memorandum of a “qualified actuary” that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for our statutory liabilities with respect to these obligations. See “— Regulation — Insurance Regulation — Policy and Contract Reserve Adequacy Analysis.”
Underwriting and Pricing
Underwriting
MetLife’s Global Risk Management Department (“GRM”) contains a dedicated unit, the primary responsibility of which is the development of product pricing standards and independent pricing and underwriting oversight for MetLife’s insurance businesses. Further important controls around management of underwriting and pricing processes include regular experience studies to monitor assumptions against expectations, formal new product approval processes, periodic updates to product profitability studies and the use of reinsurance to manage our exposures, as appropriate. See “─ Reinsurance Activity.”
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
Insurance underwriting considers not only an applicant’s medical history, but also other factors such as financial profile, foreign travel, vocations and alcohol, drug and tobacco use. Group underwriting generally evaluates the risk characteristics of each prospective insured group, although with certain voluntary products and for certain coverages, members of a group may be underwritten on an individual basis. We generally perform our own underwriting; however, certain policies are reviewed by intermediaries under guidelines established by us. Generally, we are not obligated to accept any risk or group of risks from, or to issue a policy or group of policies to, any employer or intermediary. Requests for coverage are reviewed on their merits and a policy is not issued unless the particular risk or group has been examined and approved in accordance with our underwriting guidelines.
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
Pricing
Product pricing reflects our corporate underwriting standards. GRM and regional product teams are responsible for product pricing oversight for all of our insurance businesses. Product pricing is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality. For certain products, pricing may include prospective and retrospective experience rating features. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates and we bear all prior year gains and losses. Retrospective experience rating also involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer; however, the contract includes certain features that allow us to recoup certain losses or distribute certain gains back to the policyholder based on actual prior years’ experience.
Products offered by Corporate Benefit Funding are priced on demand. Pricing reflects expected investment returns, as well as mortality, longevity and expense assumptions appropriate for each product. This business is generally nonparticipating and illiquid, as policyholders have few or no options or contractual rights to cash values.

Rates for individual life insurance products are highly regulated and generally must be approved by the regulators of the jurisdictions in which the product is sold. Generally, such products are renewed annually and may include pricing terms that are guaranteed for a certain period of time. Individual disability income products are based on anticipated results for the occupation being underwritten. Fixed and variable annuity products are also highly regulated and approved by the respective regulators. Such products generally include penalties for early withdrawals and policyholder benefit elections to tailor the form of the product’s benefits to the needs of the opting policyholder. We periodically reevaluate the costs associated with such options and will periodically adjust pricing levels on our guarantees. Further, from time to time, we may also reevaluate the type and level of guarantee features currently being offered.
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
We reinsure our business through a diversified group of well-capitalized reinsurers. We analyze recent trends in arbitration and litigation outcomes in disputes, if any, with our reinsurers. We monitor ratings and evaluate the financial strength of our reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. We generally secure large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. Additionally, we enter into reinsurance agreements for risk and capital management purposes with other affiliates and several affiliated captive reinsurers. Captive reinsurers are affiliated insurance companies licensed under specific provisions of insurance law of their respective jurisdictions, such as the Special Purpose Financial Captive law adopted by several states including Vermont and Delaware, and have a very narrow business plan that specifically restricts the majority or all of their activity to reinsuring business from their affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions.”
Retail
For our Retail Annuities business, we currently reinsure 90% of certain fixed annuities to an affiliate. We also reinsure portions of the living and death benefit guarantees issued in connection with certain of our variable annuities to unaffiliated reinsurers. Under these reinsurance agreements, we pay a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receive reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. We also assume 100% of the living and death benefit guarantees issued in connection with certain variable annuities issued by certain affiliates.
For our Retail Life & Other insurance products, we have historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. We currently reinsure 100% of the mortality risk in excess of $100,000 per life for most new policies and reinsure up to 100% of the mortality risk for certain other policies. In addition to reinsuring mortality risk as described above, we reinsure other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. We also reinsure portions of the risk associated with certain whole life, level premium term life and universal life policies with secondary death benefit guarantees to certain affiliates. We evaluate our reinsurance programs routinely and may increase or decrease our retention at any time.

Corporate Benefit Funding
For our Corporate Benefit Funding segment, we have periodically engaged in reinsurance activities on an opportunistic basis. There were no significant transactions during the periods presented.
Corporate & Other
We reinsure through 100% quota share reinsurance agreements certain run-off long-term care and workers’ compensation business written by the Company.
We also assume risk on certain client arrangements from both foreign affiliates and unaffiliated companies. This reinsurance activity relates to risk-sharing agreements and multinational pooling.
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
Reinsurance Recoverables
For information regarding ceded reinsurance recoverable balances, included in premiums, reinsurance and other receivables in the consolidated balance sheets, see Note 7 of the Notes to the Consolidated Financial Statements.

Regulation

Overview
The U.S. insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of our state of domicile, Delaware. As a subsidiary of MetLife, Inc., a non-bank systemically important financial institution (“non-bank SIFI”), we are affected by MetLife, Inc.’s regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”). We may also be affected by any additional capital requirements to which MetLife, Inc. may be subject as a global systemically important insurer (“G-SII”). Furthermore, some of our operations, products and services are subject to consumer protection laws, securities regulation, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974 (“ERISA”).
Insurance Regulation
State insurance regulation generally aims at supervising and regulating insurers individually rather than on a group-wide basis, with the goal of protecting policyholders and ensuring that each insurance company remains solvent. However, see “— Holding Company Regulation — NAIC” for information regarding group-wide supervision.
MetLife Insurance Company USA has all material licenses to transact business in, and is subject to regulation and supervision by, 49 states, the District of Columbia, Guam, Puerto Rico, the Bahamas, the U.S. Virgin Islands, and the British Virgin Islands. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving certain policy forms;

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
State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted. See Note 16 of the Notes to the Consolidated Financial Statements.

Holding Company Regulation
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
State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Dividends in excess of prescribed limits and transactions above a specified size between an insurer and its affiliates require the approval of the insurance regulator in the insurer’s state of domicile. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
NAIC
The National Association of Insurance Commissioners (“NAIC”) adopted revisions to the NAIC Insurance Holding Company System Model Act (“Model Holding Company Act”) and the Insurance Holding Company System Model Regulation in December 2010. The revised models include a new requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurer identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. In August 2014, Delaware enacted a version of the revised Model Holding Company Act, including the enterprise risk reporting requirement. In December 2014, the NAIC adopted amendments to the Model Holding Company Act authorizing NAIC commissioners to act as global group-wide supervisors for internationally active insurance groups, as well as other insurers who choose to opt in for the group-wide supervision. The amendments create a selection process for the group-wide supervisor, extend confidentiality protection to communications with the group-wide supervisor, and outline the duties of the group-wide supervisor.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank and the various studies mandated by Dodd-Frank, many of which remain to be completed.
Dodd-Frank established the Federal Insurance Office (“FIO”) within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council (“FSOC”) and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, setting forth recommendations with respect to modernization of insurance regulation in the United States. Many of these recommendations urged the states to take action to achieve greater uniformity in insurance regulation. However, the report also discussed potential federal solutions if states failed to modernize and improve regulation and some of the report’s recommendations favored a greater federal role in certain aspects of insurance regulation to promote uniformity, such as FIO participation in supervisory colleges to monitor financial stability and identify issues or gaps in the regulation of large national and internationally active insurers.

Dodd-Frank also includes provisions that impact our investments and investment activities, including the federal regulation of such activities. Until the various final regulations are promulgated pursuant to Dodd-Frank, and perhaps for some time thereafter, the full impact of Dodd-Frank on such activities will remain unclear. Such provisions and regulations include, but are not limited to, the potential application of enhanced prudential standards and other restrictions, including the regulation of proprietary trading and sponsoring or investing in hedge funds or private equity funds, to non-bank SIFIs, all of which affect MetLife, Inc. as the FSOC has designated it as a non-bank SIFI. See “— Regulation of MetLife, Inc. as a Non-Bank SIFI.”
Guaranty Associations and Similar Arrangements
Most of the jurisdictions in which we are admitted to transact business require life and health insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.
In the past five years, the aggregate assessments levied against us have not been material. We have established liabilities for guaranty fund assessments that we consider adequate. See Note 16 of the Notes to the Consolidated Financial Statements for additional information on the insolvency assessments.
Insurance Regulatory Examinations and Other Activities
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Except as otherwise disclosed in Note 16 of the Notes to the Consolidated Financial Statements, during the years ended December 31, 2014, 2013 and 2012, we did not receive any material adverse findings resulting from state insurance department examinations of us or any of our predecessor insurance companies.
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
In addition, claims payment practices by insurance companies have received increased scrutiny from regulators. See Note 16 of the Notes to the Consolidated Financial Statements for further information regarding unclaimed property inquiries and related litigation.
State insurance regulators and the NAIC are also investigating the use of affiliated captive reinsurers and offshore entities to reinsure insurance risks. The NAIC contracted with Rector & Associates to study captives and recommend additional regulation. Rector & Associates issued recommendations in June 2014, modifying its report which was released for comment in late February 2014 (as modified, the “Rector Report”). The Rector Report was adopted by an NAIC task force on June 30, 2014 and by an NAIC executive committee on August 17, 2014. As a result, a number of NAIC working groups have adopted and may continue to adopt additional regulations on captives. It is premature to project the impact, if any, of any such regulations on us.

Like many life insurance companies, we utilize captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. Insurance regulators in a few states, including New York and California, have imposed a moratorium on new reinsurance transactions between life insurers domiciled in those states and captive reinsurers. If insurance regulators in Delaware restrict the use of such captive reinsurers, or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products and/or our risk-based capital (“RBC”) ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. We will continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves. We expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results. As a result of the Mergers, we no longer cede any variable annuity guarantee risks to a captive reinsurer. Instead, our U.S. variable annuity risks are now retained by the Company or reinsured by Metropolitan Life Insurance Company (“MLIC”) or third parties. For more information on our use of captive reinsurers see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions” and Note 7 of the Notes to the Consolidated Financial Statements.
The International Association of Insurance Supervisors (“IAIS”) has encouraged U.S. insurance supervisors to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. MetLife, Inc. was the subject of Supervisory College meetings chaired by the Department of Financial Services and attended by MetLife’s key U.S. and international insurance regulators in January 2013 and March 2014. The next meeting is scheduled for April 2015. Because MetLife, Inc. is now regulated as a non-bank SIFI, we expect that representatives from the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”) will attend this meeting. MetLife has not received any report or recommendations from the Supervisory College meetings, and we do not expect any outcome of the meetings to have a material adverse effect on our business.
Policy and Contract Reserve Adequacy Analysis
Annually, we are required to conduct an analysis of the adequacy of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by our contractual obligations and related expenses. The adequacy of the statutory reserves is considered in light of the assets held by the insurer with respect to such reserves and related actuarial items including, but not limited to, the investment earnings on such assets, and the consideration anticipated to be received and retained under the related policies and contracts. We may increase reserves in order to submit an opinion without qualification. Since inception of this requirement, we and our predecessor insurance companies which were required by their states of domicile to provide these opinions have provided such opinions without qualifications.
NAIC
The NAIC is an organization, the mission of which is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”). However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices. Changes to the Manual or modifications by the various state insurance departments may impact our statutory capital and surplus.
The NAIC has concluded its “Solvency Modernization Initiative,” which was designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC’s Solvency Modernization Initiative focused on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. In furtherance of this initiative, the NAIC adopted the Corporate Governance Annual Filing Model Act and Regulation at its August 2014 meeting. The new model, which requires insurers to make an annual confidential filing regarding their corporate governance policies, is expected to become effective in 2016. In addition, in September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which was enacted by Delaware in September 2014. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. MetLife, Inc.’s first ORSA summary report, which will be submitted on behalf of the enterprise, must be prepared beginning in 2015.

In December 2012, the NAIC approved a new valuation manual containing a principles-based approach to life insurance company reserves. Principles-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principles-based approach will not become effective unless it is enacted into law by a minimum number of state legislatures. Insurance commissioners of certain states (e.g., New York) oppose or do not actively support the principles-based reserve approach.
We cannot predict the additional capital requirements or compliance costs, if any, that may result from the above initiatives.
See “— Holding Company Regulation — NAIC” for information regarding the Model Holding Company Act and associated regulation.
Surplus and Capital; Risk-Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Insurers report their RBC ratio based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. As of the date of our most recent annual statutory financial statements filed with the Delaware insurance regulators, our RBC ratio was in excess of the RBC level required by the State of Delaware.
We are not aware of any other potential NAIC actions that would have a material impact on our RBC.
Regulation of Investments
We are subject to state laws and regulations that require diversification of investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such nonqualifying investments. We believe that our investments complied, in all material respects, with such regulations at December 31, 2014. See “— Holding Company Regulation — Federal Initiatives” for information regarding the impact on our investments of Dodd-Frank.
Regulation of MetLife, Inc. as a Non-Bank SIFI
On December 18, 2014, the FSOC designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Federal Reserve and to enhanced supervision and prudential standards. See “— Enhanced Prudential Standards for Non-Bank SIFIs.”
On January 13, 2015, MetLife, Inc. filed an action in the U.S. District Court for the District of Columbia asking the court to review and rescind the FSOC’s designation of MetLife, Inc. as a non-bank SIFI. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. For example, although the Federal Reserve Board has not yet determined the enhanced capital requirements that will apply to MetLife, those capital requirements may adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. In addition, as a non-bank SIFI, MetLife, Inc. needs to obtain Federal Reserve approval before directly or indirectly acquiring, merging or consolidating with a financial company having more than $10 billion of assets or acquiring 5% or more of any voting class of securities of a bank or bank holding company and, depending on the extent of the combined company’s liabilities, is subject to additional restrictions regarding its ability to merge. The Federal Reserve also has the right to require us, or our insurance company affiliates, to take prompt action to correct any financial weaknesses.
As a non-bank SIFI, MetLife, Inc. is subject to a number of Dodd-Frank requirements including responsibility to pay, beginning in 2015, certain assessments and other charges (i) equal to the total expenses the Federal Reserve Board thinks is necessary for its supervision of bank holding companies and savings and loan holding companies with assets of $50 billion or more and non-bank SIFIs, and (ii) in connection with the Financial Research Fund within the U.S. Department of Treasury that funds the Office of Financial Research, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system. MetLife, Inc. was subject to and paid such assessments in 2012 and 2013 when it was a bank holding company.

Enhanced Prudential Standards for Non-Bank SIFIs
In December 2011, in accordance with Dodd-Frank, the Federal Reserve Board proposed a rule (“Regulation YY”) that would have applied a set of prudential standards to non-bank SIFIs, including enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. The Federal Reserve Board’s proposal contemplated that these standards could be tailored for different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. In February 2014, the Federal Reserve Board adopted amendments to Regulation YY to implement certain of the enhanced prudential standards for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more. While Regulation YY, as originally proposed, would have applied to non-bank SIFIs, the final rule does not. However, the Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, enabling it to more appropriately tailor the standards to non-bank SIFIs and will provide affected non-bank SIFIs with notice and the opportunity to comment prior to determination of their enhanced prudential standards. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. and its impact on us remain unclear.
In particular, the Federal Reserve Board has not determined the requirements that will govern the amount and composition of capital that MetLife, Inc. is required to hold. If the Federal Reserve Board requires insurers that are non-bank SIFIs to comply with capital standards or regimes (such as the Basel capital rules that were developed for banks) that do not take into account the insurance business model and the differences between banks and insurers, our business and competitive position could be materially and adversely affected. Legislation was signed into law on December 18, 2014 relieving the Federal Reserve Board from certain provisions in Dodd-Frank that it believed might constrain its ability to tailor capital rules for insurers that are non-bank SIFIs. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” and “Risk Factors — Regulatory and Legal Risks — Regulation of MetLife, Inc. as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations.” On September 30, 2014, the Federal Reserve Board announced that it will begin a quantitative impact study (“QIS”) to evaluate the potential effects of its revised regulatory capital framework on savings and loan holding companies and non-bank financial companies supervised by the Federal Reserve that are substantially engaged in insurance underwriting activity (insurance holding companies). The Federal Reserve Board is conducting the QIS in order to enable it to design a capital framework for insurance holding companies it supervises.
The stress testing requirements have been implemented and require non-bank SIFIs that are subject to capital requirements imposed by the Federal Reserve Board (as well as bank holding companies with $50 billion or more of assets) to undergo three stress tests each year: an annual supervisory stress test conducted by the Federal Reserve and two company-run stress tests (an annual test which coincides with the timing of the supervisory stress test, and a mid-cycle test). Companies will be required to take the results of the stress tests into consideration in their annual capital planning and resolution and recovery planning. As a non-bank SIFI, MetLife, Inc.’s competitive position and its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be adversely affected by any additional capital requirements that might be imposed as a result of the stress testing requirements, as well as enhanced prudential standards, other measures imposed as a result of the enactment of Dodd-Frank and other regulatory initiatives.
Non-bank SIFIs are required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. Resolution plans would have to be resubmitted annually and promptly following any event, occurrence, change in conditions or circumstances, or other change that results in, or could reasonably be foreseen to have, a material effect on the resolution plan. A failure to submit a “credible” resolution plan could result in the imposition of a variety of measures, including additional capital, leverage, or liquidity requirements, and forced divestiture of assets or operations. As a non-bank SIFI, MetLife, Inc. will be required to submit a resolution plan by July 1, 2016, unless the Federal Reserve Board and the FDIC require a different due date.
In addition, if it were determined that MetLife, Inc. posed a substantial threat to U.S. financial stability, the applicable federal regulators would have the right to require it to take one or more other mitigating actions to reduce that risk, including limiting its ability to merge with or acquire another company, terminating activities, restricting its ability to offer financial products or requiring it to sell assets or off-balance sheet items to unaffiliated entities. Enhanced standards would also permit, but not require, regulators to establish requirements with respect to contingent capital, enhanced public disclosures and short-term debt limits. These standards are described as being more stringent than those otherwise imposed on bank holding companies; however, the Federal Reserve is permitted to apply them on an institution-by-institution basis, depending on its determination of the institution’s level of risk.

Orderly Liquidation Authority
Under the provisions of Dodd-Frank relating to the resolution or liquidation of certain types of financial institutions, if MetLife, Inc. or another financial institution were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the U.S. While under this new regime an insurance company would be resolved in accordance with state insurance law, if the FDIC were to be appointed as the receiver for another type of company (including an insurance holding company such as MetLife, Inc.), the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. The FDIC’s purpose under the liquidation regime is to mitigate the systemic risks the institution’s failure poses, which is different from that of a bankruptcy trustee under the Bankruptcy Code. In such a liquidation, the holders of such company’s debt could in certain respects be treated differently than under the Bankruptcy Code. As required by Dodd-Frank, the FDIC has established rules relating to the priority of creditors’ claims and the potentially dissimilar treatment of similarly situated creditors. These provisions could apply to some financial institutions whose outstanding debt securities we hold in our investment portfolios. Dodd-Frank also provides for the assessment of bank holding companies with assets of $50 billion or more, non-bank SIFIs, and other financial companies with assets of $50 billion or more to cover the costs of liquidating any financial company subject to the new liquidation authority.
Volcker Rule
Under the Volcker Rule, Dodd-Frank authorizes through rulemaking additional capital requirements and quantitative limits on proprietary trading and sponsoring or investing in funds (hedge funds and private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (the “Investment Company Act”), by a non-bank SIFI. As MetLife, Inc. has been designated as a non-bank SIFI, it is subject to such requirements and limits. Regulations defining and governing such requirements and limits on non-bank SIFIs have not been proposed and were not addressed in the final regulations issued on December 10, 2013 implementing the Volcker Rule for insured depository institutions and their affiliates (“Volcker Rule Regulations”). Commencing from the date of designation, a non-bank SIFI will have a two-year period, subject to further extension by the Federal Reserve Board and promulgation of final regulations applicable to non-bank SIFIs, to conform to any such requirements and limits. Subject to safety and soundness determinations as part of rulemaking that could require additional capital requirements and quantitative limits, Dodd-Frank provides that the exemptions under the Volcker Rule also are available to exempt any additional capital requirements and quantitative limits on non-bank SIFIs. The Volcker Rule Regulations provide an exemption, subject to certain requirements, for trading activities and fund sponsorship and investments by a regulated insurance company and its affiliates solely for the general account or separate account of such insurance company. Until final regulations applicable to non-bank SIFIs have been promulgated, it is unclear whether MetLife, Inc., as a non-bank SIFI, and MetLife USA, as an affiliate of MetLife, Inc., may have to alter any of their future activities to comply.
Consumer Protection Laws
Numerous federal and state laws affect MetLife, Inc.’s earnings and activities, including federal and state consumer protection laws. As part of Dodd-Frank, Congress established the Consumer Financial Protection Bureau (“CFPB”) to supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services subject to the CFPB’s jurisdiction generally exclude insurance business of the kind in which we engage, the CFPB does have authority to regulate non-insurance consumer services provided throughout the MetLife enterprise.

Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and imposes additional costs, including new reporting and margin requirements, and will likely impose additional regulation on us, including new capital requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements, including the requirement to pledge initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties) entered into after June 10, 2013, and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties) entered into after the phase-in period; these requirements would be applicable to us in 2019 if the Office of the Comptroller of the Currency, the Federal Reserve Board, FDIC, Farm Credit Administration and Federal Housing Finance Agency (collectively, the “Prudential Regulators”), U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013 and re-proposed by the Prudential Regulators and CFTC in September 2014. These increased margin requirements, combined with restrictions on securities that will qualify as eligible collateral, will require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
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
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. See Note 16 of the Notes of the Consolidated Financial Statements.

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
Other proposed investment advice regulatory initiatives under ERISA also may negatively impact the current business model of our affiliated broker-dealers. In particular, the DOL issued a proposed regulation in October 2010 that would, if adopted as proposed, significantly broaden the circumstances under which a person or entity providing investment advice with respect to ERISA plans or IRAs would be deemed a fiduciary under ERISA or the Code. If adopted, the proposed regulations may make it easier for the DOL in enforcement actions, and for plaintiffs’ attorneys in ERISA litigation, to attempt to extend fiduciary status to advisors who would not be deemed fiduciaries under current regulations. In September 2011, the DOL announced it will re-propose these fiduciary definition regulations, and a new proposal is expected in 2015.
In addition, the DOL has issued a number of regulations that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations which require service providers to disclose fee and other information to plan sponsors took effect in 2012. These ERISA disclosure requirements will likely increase the regulatory and compliance burden upon us, resulting in increased costs.
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
The regulations indicate the requirements that must be met so that assets supporting a Transition Policy will not be considered plan assets for purposes of ERISA and the Code. These requirements include detailed disclosures to be made to the employee benefits plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 days’ notice and receive without penalty, at the policyholder’s option, either (i) the unallocated accumulated fund balance (which may be subject to market value adjustment) or (ii) a book value payment of such amount in annual installments with interest. We have taken and continue to take steps designed to ensure compliance with these regulations.
We cannot predict what other proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on our business, results of operations and financial condition.

Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify global systemically important financial institutions and has devised and published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs. In July 2013 and November 2014, the FSB published its lists of G-SIIs, based on the IAIS’ assessment methodology, each of which included MetLife, Inc. The FSB will continue to update the list annually.

For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital (higher loss absorbency (“HLA”)) requirements on those activities. Given the absence of a common global base on which to calculate an HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). G-SIIs will initially report BCR results to their group-wide supervisors on a confidential basis to allow for refinement of the BCR until fully adopted and implemented in 2019. Work on HLA development is in early stages and how the HLA requirements will be computed remains unclear. It is expected that the IAIS will publish an exposure draft of HLA requirements in June 2015; they are required to be finalized by the end of 2015. HLA requirements are to be applied in 2019 to companies designated as G-SIIs in 2017. In addition, on December 17, 2014, the IAIS released a first exposure draft of a risk-based global insurance capital standard (“ICS”) which will apply to all internationally active insurance groups, including G-SIIs. The IAIS expects to finalize the ICS by 2016, with implementation to begin in 2019 after two years of testing and refinement. The FSB and IAIS propose that national authorities ensure that any insurers identified as G-SIIs be subject to additional requirements consistent with the framework of policy measures, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators through global supervisory colleges led by a regulator with group-wide supervisory authority, and a policy bias in favor of separation of non-traditional insurance and non-insurance activities from traditional insurance activities. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs is uncertain.
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
Insurer Financial Strength Ratings
The following insurer financial strength ratings represent each rating agency’s opinion of MetLife Insurance Company USA’s ability to pay obligations under insurance policies and contracts in accordance with their terms and are not evaluations directed toward the protection of investors in MetLife Insurance Company USA’s securities. Insurer financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating. Additional information about financial strength ratings can be found on the respective websites of the rating agencies.
Our insurer financial strength ratings at the date of this filing are as follows:

	A.M. Best	Fitch	Moody's	S&P
Ratings Structure	“A++ (superior)” to “S (suspended)”	“AAA (exceptionally strong)” to “C (distressed)”	“Aaa (highest quality)” to “C (lowest rated)”	“AAA (extremely strong)” to “SD (Selective Default)” or “D (Default)”
MetLife Insurance Company USA*	A+	AA-	Aa3	AA-
	2nd of 16	4th of 19	4th of 21	4th of 22
______________
* Formerly known as MetLife Insurance Company of Connecticut. Effective November 14, 2014, MetLife Investors Insurance Company and MetLife Investors USA Insurance Company merged into MetLife Insurance Company USA.
See “Risk Factors — Risks Related to Our Business — A Downgrade or a Potential Downgrade in Our Financial Strength Ratings or Those of MetLife, Inc.’s Other Insurance Subsidiaries, or MetLife, Inc.’s Credit Ratings, Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations” for an in depth description of the impact of a ratings downgrade.

Item 1A. Risk Factors
Economic Environment and Capital Markets-Related Risks
If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in financial asset classes or various markets, including global capital markets, can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Global market factors, including interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation, all affect our financial condition, as well as the volume, profitability and results of our business operations, either directly or by virtue of their impact on the business and economic environment generally and on general levels of economic activity, employment and customer behavior specifically. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of mismatched impacts on the value of our assets and our liabilities.
At times throughout the past few years, volatile conditions have characterized financial markets. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Concerns about global economic conditions, capital markets and the solvency of certain European Union (“EU”) member states, their banking systems and the financial institutions that have significant direct or indirect exposure to debt issued by these countries or significant exposure to their banking systems, have caused elevated levels of market volatility. This market volatility has affected the performance of various asset classes at various times, and it could continue until there is an ultimate resolution of these sovereign debt and banking system-related concerns. The financial markets have also been affected periodically by concerns over U.S. fiscal policy. Any of these concerns could have significant adverse effects on the economy and financial markets generally.
To the extent these uncertain financial market conditions persist, our revenues and net investment income are likely to remain under pressure. Similarly, sustained periods of low interest rates could cause our profit margins to erode. See “— We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.” Also, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant capital and/or operating losses due to, among other reasons, losses incurred in our general account. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility, which may also increase the cost and limit the availability of the hedging instruments and other protective measures we take to mitigate such risk.
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
The financial crisis has precipitated, and may continue to raise the possibility of, legislative, judicial, regulatory and other governmental actions. See “— Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” and “— Risks Related to Our Business — Competitive Factors May Adversely Affect Our Market Share and Profitability” below.
Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Our Access to Capital and Our Cost of Capital
The capital and credit markets may be subject to periods of extreme volatility and disruption, which could cause our liquidity and credit capacity to be limited.

We need liquidity to pay claims and other operating expenses, interest on our debt and dividends on our capital stock, provide our subsidiaries with cash or collateral, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we could be forced to curtail our operations, and our business and financial results may suffer. The principal sources of our liquidity are insurance premiums, annuity considerations, deposit funds and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of capital in normal markets include external borrowings, borrowings from MetLife, Inc. or other affiliates and capital contributions from MetLife, Inc.
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

Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”). Significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers. This could result in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in-force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, our reserves for policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially affect our results of operations, financial position and cash flows and significantly reduce our profitability.
We are also affected by the monetary policies of the Federal Reserve Board and of central banks around the world. The Federal Reserve Board has taken a number of actions in recent years to spur economic activity, by keeping interest rates low and through its asset purchase programs, and may take further action to influence rates in the future. Such actions may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the level of product sales. Central banks in other parts of the world have also pursued accommodative monetary policies.
Increases in market interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest sensitive products competitive. We therefore may have to accept a lower spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses. Unanticipated withdrawals, terminations and substantial policy amendments may cause us to accelerate the amortization of DAC and VOBA, which reduces net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio. Finally, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds. However, this increase in interest rates would typically cause any guaranteed living benefits to decline in value.
We manage interest rate risk as part of our asset and liability management strategies, which include maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. We also use derivatives to mitigate interest rate risk. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our liabilities. See “Quantitative and Qualitative Disclosures About Market Risk.”
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
Regulatory and Legal Risks
Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation — Insurance Regulation,” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Regulatory Developments” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Insurance Regulation
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
State insurance regulators and the NAIC are investigating the use of affiliated captive reinsurers and offshore entities to reinsure insurance risks. Like many life insurance companies, we utilize captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. Insurance regulators in a few states, including New York and California, have imposed a moratorium on new reinsurance transactions between life insurers domiciled in those states and captive reinsurers. If insurance regulators in Delaware restrict the use of such captive reinsurers, or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products and/or our RBC ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations.
U.S. Federal Regulation Affecting Insurance
Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, setting forth recommendations with respect to modernization of insurance regulation in the United States. The report raised the possibility of a greater role for the federal government if states do not achieve greater uniformity in their laws and regulations. We cannot predict whether any such legislation or regulatory changes will be adopted, or what impact they will have on our business, financial condition or results of operations. See “Business — Regulation — Insurance Regulation — Holding Company Regulation — Federal Initiatives.”
As part of Dodd-Frank, Congress established the CFPB, which supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the CFPB has authority to regulate non-insurance consumer services provided throughout the MetLife enterprise. See “Business — Regulation — Consumer Protection Laws.”
On December 18, 2014, the FSOC designated MetLife, Inc. as a non-bank SIFI. As a non-bank SIFI, MetLife, Inc. is subject to regulation by the Federal Reserve and to enhanced supervision and prudential standards, which could adversely affect our competitive position. See “Business — Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI” and “— Regulation of MetLife, Inc. as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations.”
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
The prohibited transaction rules generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. Regulations adopted in October 2011 in this area provide some relief from these investment advice restrictions. If additional relief is not provided, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants and IRAs would likely be significantly restricted. Other proposed regulations in this area may negatively impact the current business model of our affiliated broker-dealers, including proposed changes to broaden the definition of “fiduciary,” thereby increasing the regulation of persons providing investment advice to ERISA plans and IRAs. These proposed regulations are expected in 2015. See “Business — Regulation — ERISA Considerations.”
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
Regulation of MetLife, Inc. as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations
Regulation of MetLife, Inc. as a Non-Bank SIFI
Many of the regulatory requirements that will apply to MetLife, Inc. as a non-bank SIFI have not been specified. The Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. and its impact on us remains unclear. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. See “Business — Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI.”
In particular, the Federal Reserve Board has not determined the requirements that will govern the amount and composition of capital that MetLife, Inc. is required to hold. If the Federal Reserve Board requires insurers that are non-bank SIFIs to comply with capital standards or regimes (such as the Basel capital rules that were developed for banks) that do not take into account the insurance business model and the differences between banks and insurers, our business and competitive position could be materially and adversely affected. Enhanced capital requirements could adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. We could have to raise the price of the products we offer, reduce the amount of risk we take on, or stop offering certain products altogether. Legislation was signed into law on December 18, 2014 relieving the Federal Reserve Board from certain provisions in Dodd-Frank that it believed might constrain its ability to tailor capital rules for insurers that are non-bank SIFIs. See “Business — Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI.”
Additional prudential standards that the Federal Reserve Board may promulgate for non-bank SIFIs will likely include enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. The Federal Reserve Board also has the right to require us or any of our insurance company affiliates, to take prompt action to correct any financial weaknesses. In addition, under the so-called Volcker Rule, the Federal Reserve Board could impose additional capital requirements and quantitative limits on certain trading and investment activities of a non-bank SIFI. As a result of MetLife, Inc.’s designation as a non-bank SIFI, MetLife, Inc. will be subject to such requirements and limits as the Federal Reserve Board may impose, which could adversely affect our competitive position.

Non-bank SIFIs and certain other large financial companies can be assessed under Dodd-Frank for any uncovered costs arising in connection with the resolution of a systemically important financial company. In addition, as a non-bank SIFI, MetLife, Inc. must pay, beginning in 2015, certain assessments and other charges. See “Business — Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI.”
Moreover, other national and international authorities have also proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. If such measures were adopted, including as a result of MetLife, Inc.’s designation as a non-bank SIFI, they could materially adversely affect our ability to conduct business, our results of operations and financial condition. See “Business — Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI.”
Global Systemically Important Insurers
In the wake of the financial crisis, national and international authorities have proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. For example, the IAIS is participating in the FSB’s initiative to identify global systemically important financial institutions. To this end, the IAIS devised and published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs. In July 2013 and November 2014 the FSB published its lists of G-SIIs, based on the IAIS’ assessment methodology, each of which included MetLife, Inc. While the regulatory regime that would apply to G-SIIs is still being developed, it is expected to include enhanced capital standards and supervision and other additional requirements that would not apply to companies that are not G-SIIs. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs is uncertain. See “Business — Regulation — Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers.”
The Dodd-Frank Provisions Compelling the Liquidation of Certain Types of Financial Institutions Could Materially and Adversely Affect MetLife, Inc., as Such a Financial Institution and as an Investor in Other Such Financial Institutions, as well as Our Investors
Under provisions of Dodd-Frank, if MetLife, Inc. or another financial institution were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the United States. While under this new regime an insurance company would be resolved in accordance with state insurance law, if the FDIC were appointed as the receiver for another type of a company (including an insurance holding company such as MetLife, Inc.), liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. In an FDIC-managed liquidation, holders of a company’s debt could be treated differently than under the Bankruptcy Code and similarly-situated creditors could be treated differently. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. These provisions could also apply to financial institutions whose debt securities we hold in our investment portfolio and could adversely affect our position as a creditor and the value of our holdings.
Dodd-Frank also provides for the assessment of charges against certain financial institutions, including non-bank SIFIs and bank holding companies and other financial companies with assets of $50 billion or more, to cover the costs of liquidating any financial company subject to the new liquidation authority. The liquidation authority could increase the funding costs of MetLife, Inc. See “Business — Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI — Orderly Liquidation Authority.”
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
Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and/or Harm to Our Reputation
We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law. Material pending litigation and regulatory matters affecting us and risks to our business presented by these proceedings are discussed in Note 16 of the Notes to the Consolidated Financial Statements. Updates are provided in the notes to our interim condensed consolidated financial statements included in our subsequently filed quarterly reports on Form 10-Q, as well as in Part II, Item 1 (“Legal Proceedings”) of those quarterly reports.
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

Current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us could have a material adverse effect on our business, financial condition or results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. Increased regulatory scrutiny and any resulting investigations or proceedings in any of the jurisdictions where we operate could result in new legal actions and precedents and industry-wide regulations that could adversely affect our business, financial condition and results of operations.
Investments-Related Risks
Should the Need Arise, We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner and Realizing Full Value Given Their Illiquid Nature
There may be a limited market for certain investments we hold in our investment portfolio, making them relatively illiquid. These include privately-placed fixed maturity securities, mortgage loans, policy loans, leveraged leases, other limited partnership interests, and real estate equity, such as real estate joint ventures and funds. In recent years, even some of our very high quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were forced to sell certain of our investments during periods of market volatility or disruption, market prices may be lower than our carrying value in such investments. This could result in realized losses which could have a material adverse effect on our net income and financial position.
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
If we are required to return significant amounts of cash collateral under our securities lending program or otherwise need significant amounts of cash on short notice and we are forced to sell securities, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In the event of a forced sale, accounting guidance requires the recognition of a loss for securities in an unrealized loss position and may require the impairment of other securities based on our ability to hold those securities, which would negatively impact our financial condition. In addition, under stressful capital market and economic conditions, liquidity broadly deteriorates, which may further restrict our ability to sell securities. Furthermore, if we decrease the amount of our securities lending activities over time, the amount of net investment income generated by these activities will also likely decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Securities Lending” and Note 8 of the Notes to the Consolidated Financial Statements.

Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Derivatives Transactions or Specified Assets in Connection with OTC-Cleared and OTC-Bilateral Transactions May Adversely Affect Our Liquidity, Expose Us to Central Clearinghouse and Counterparty Credit Risk, and Increase our Costs of Hedging
Substantially all of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. Certain derivatives financing transactions require us to pledge collateral or make payments related to declines in the estimated fair value of the specified assets under certain circumstances to central clearinghouses or our counterparties. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances and will likely increase under Dodd-Frank as a result of the requirement to pledge initial margin for OTC derivatives that are cleared and settled through central clearing counterparties (“OTC-cleared”) transactions entered into after June 10, 2013 and for OTC derivatives that are bilateral contracts between two counterparties (“OTC-bilateral”) entered into after the phase-in period, which would be applicable to us in 2019 if the Prudential Regulators, the CFTC and the SEC adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013 and re-proposed by the Prudential Regulators and CFTC in September 2014. Each of these items could also adversely affect our liquidity. The Prudential Regulators, CFTC, central clearinghouses and counterparties may also restrict or eliminate certain types of previously eligible collateral, which could also adversely affect our liquidity, or charge us to pledge such collateral, which would increase our costs. See “Business — Regulation — Regulation of Over-the-Counter Derivatives,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Pledged Collateral” and Note 9 of the Notes to the Consolidated Financial Statements.
Gross Unrealized Losses on Fixed Maturity and Equity Securities and Defaults, Downgrades or Other Events May Result in Future Impairments to the Carrying Value of Such Securities, Resulting in a Reduction in Our Net Income
Fixed maturity securities represented 74% of our total cash and invested assets at December 31, 2014. Fixed maturity and equity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have far exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements.
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

Our Valuation of Securities and Investments and the Determination of the Amount of Allowances and Impairments Taken on Our Investments Are Subjective and Include Methodologies, Estimations and Assumptions Which Are Subject to Differing Interpretations and Market Conditions and, if Changed, Could Materially Adversely Affect Our Results of Operations or Financial Condition
Fixed maturity and equity securities, as well as short-term investments that are reported at estimated fair value represent the majority of our total cash and investments. We define fair value generally as the price that would be received to sell an asset or paid to transfer a liability. Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect of the estimated fair value amounts. During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the fair value of securities we hold may have a material adverse effect on our results of operations or financial condition. See Notes 1 and 10 of the Notes to the Consolidated Financial Statements.
The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We reflect any changes in allowances and impairments in earnings as such evaluations are revised. However, historical trends may not be indicative of future impairments or allowances. In addition, any such future impairments or allowances could have a materially adverse effect on our earnings and financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Investment Impairments” and Note 8 of the Notes to the Consolidated Financial Statements.
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
Risks Related to Our Business
Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability
We are exposed to risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our holdings of non-U.S. dollar denominated investments and issuance of non-U.S. dollar denominated instruments, including guaranteed interest contracts and funding agreements. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the estimated fair value of our non-U.S. dollar denominated investments. In addition, from time to time, various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies. Our exposure to foreign currency exchange rate risk is exacerbated by our investments in these emerging markets. See “Quantitative and Qualitative Disclosures About Market Risk.”
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
An Inability to Access MetLife, Inc.’s Credit Facilities Could Result in a Reduction in Our Liquidity and Lead to Downgrades in MetLife, Inc.’s Credit and Financial Strength Ratings and Our Financial Strength Ratings
MetLife, Inc. relies on its credit facilities as a potential source of liquidity. The availability of these facilities to MetLife, Inc. could be critical to MetLife, Inc.’s credit and financial strength ratings, as well as our financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are tight. These credit facilities contain certain administrative, reporting, legal and financial covenants, including a requirement to maintain a specified minimum consolidated net worth.
MetLife, Inc.’s right to borrow funds under these facilities is subject to the fulfillment of certain important conditions, including its compliance with all covenants, and its ability to borrow under these facilities is also subject to the continued willingness and ability of the lenders that are parties to the facilities to provide funds. MetLife, Inc.’s failure to comply with the covenants in the credit facilities or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the facilities, would restrict MetLife, Inc.’s ability to access these credit facilities when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.
A Downgrade or a Potential Downgrade in Our Financial Strength Ratings or Those of MetLife, Inc.’s Other Insurance Subsidiaries, or MetLife, Inc.’s Credit Ratings, Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations
Financial strength ratings are published by various Nationally Recognized Statistical Rating Organizations (“NRSRO”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs’ opinion regarding an insurance company’s ability to meet contractholder and policyholder obligations, and are important to maintaining public confidence in our products and our competitive position. See “Business — Company Ratings” for additional information regarding our financial strength ratings.

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
 In addition to the financial strength ratings of MetLife, Inc.’s insurance subsidiaries, various NRSROs also publish credit ratings for MetLife, Inc. and several of its subsidiaries. Credit ratings indicate the NRSROs’ opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in MetLife, Inc.’s overall funding profile and ability to access certain types of liquidity. Downgrades in MetLife, Inc.’s credit ratings or our financial strength ratings could have a material adverse effect on our financial condition and results of operations in many ways, including limiting our access to capital markets, potentially increasing the cost of debt, and requiring us to post collateral. See Note 9 of the Notes to the Consolidated Financial Statements for information regarding the impact of a one-notch downgrade with respect to derivative transactions with insurance financial strength downgrade triggers.
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

In addition, we use derivatives to hedge various business risks. We enter into a variety of derivatives, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties on a bilateral basis for uncleared OTC derivatives and with clearing brokers and central clearinghouses for OTC-cleared derivatives. If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. This risk is more pronounced in light of the stresses suffered by financial institutions over the past few years. Such failure could have a material adverse effect on our financial condition and results of operations.
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
While in the past five years, the aggregate assessments levied against us have not been material, it is possible that a large catastrophic event could render such guaranty funds inadequate and we may be called upon to contribute additional amounts, which may have a material impact on our financial condition or results of operations in a particular period. We have established liabilities for guaranty fund assessments that we consider adequate, but additional liabilities may be necessary. See Note 16 of the Notes to the Consolidated Financial Statements.
Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity
We currently utilize capital markets solutions to finance a portion of our statutory reserve requirements for several of our products, including, but not limited to, our level premium term life and universal and variable life policies with secondary guarantees. While we have financing facilities in place for certain previously written business, certain of these facilities are subject to cost increases upon the occurrence of specified ratings downgrades of MetLife, Inc. or are subject to periodic repricing. Any resulting cost increases could negatively impact our financial results.
Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. Currently, state insurance regulators and the NAIC are investigating the use of captive reinsurers and offshore entities to reinsure insurance risk. See “— Regulatory and Legal Risks — Our Insurance Businesses are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” Insurance regulators in a few states, including New York and California, have imposed a moratorium on new reinsurance transactions between life insurers domiciled in those states and captive reinsurers. If other state insurance regulators determine to restrict the use of captive reinsurers for purposes of funding reserve requirements or capacity in the capital markets otherwise becomes unavailable for a prolonged period of time, thereby hindering our ability to obtain funding for these new structures, our ability to write additional business in a cost effective manner may be impacted.
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
If Our Business Does Not Perform Well, We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against the Deferred Income Tax Asset, Which Could Adversely Affect Our Results of Operations or Financial Condition
We were allocated a portion of goodwill representing the excess of MetLife, Inc.’s cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that the fair value of the reporting unit may be less than the carrying value of that reporting unit. We perform our annual goodwill impairment testing during the third quarter of each year based upon data as of the close of the second quarter. Goodwill associated with a business acquisition is not tested for impairment during the year the business is acquired unless there is a significant identified impairment event. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business one level below the operating segment under certain circumstances.
The estimated fair value of the reporting unit is impacted by the performance of the business, which may be adversely impacted by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such writedowns could have an adverse effect on our results of operations or financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Goodwill” and Note 11 of the Notes to the Consolidated Financial Statements.
Long-lived assets, including assets such as real estate, also require impairment testing. This testing is done to determine whether changes in circumstances indicate that we will be unable to recover the carrying amount of the asset group. Such writedowns could have a material adverse effect on our results of operations or financial position.
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. In addition, changes in the corporate tax rates could affect the value of our deferred tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Income Taxes.”
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
Guarantees Within Certain of Our Products May Decrease Our Earnings, Increase the Volatility of Our Results, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk
Certain of our variable annuity products include guaranteed benefits, including guaranteed minimum death benefits (“GMDBs”), guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits (“GMIBs”). These guarantees are designed to protect policyholders against significant downturns in equity markets and interest rates. Any such periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with those products. An increase in these liabilities would result in a decrease in our net income.
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
In addition, hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Furthermore, we are subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, produce economic losses not addressed by the risk management techniques employed. These, individually or collectively, may have a material adverse effect on our results of operations, including net income, financial condition or liquidity. The valuation of certain of the foregoing liabilities carried at fair value includes an adjustment for nonperformance risk that reflects the credit standing of the issuing entity. This adjustment, which is not hedged, is based in part on publicly available information regarding credit spreads related to MetLife, Inc.’s debt, including credit default swaps. In periods of extreme market volatility, movements in the credit spread can have a significant impact on net income. See Note 1 of the Notes to the Consolidated Financial Statements for further consideration of the risks associated with guaranteed benefits.

Acquisition-Related Risks
We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations
We have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. Such activity exposes us to a number of risks arising from (i) potential difficulties achieving projected financial results including the costs and benefits of integration; (ii) unforeseen liabilities or asset impairments; (iii) the scope and duration of rights to indemnification for losses; (iv) the use of capital which could be used for other purposes; (v) rating agency reactions; (vi) regulatory requirements that could impact our operations or capital requirements; (vii) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (viii) certain other risks specifically arising from joint venture or legal entity reorganization activities.
The valuation and structure for any transaction reflect our financial projections and other qualitative and quantitative factors. Every transaction exposes us to the risk that actual results may materially differ from what we have projected. Factors that can cause our financial projections to vary materially from ultimate experience include, but are not limited to, macroeconomic, business growth, demographic, policyholder behavior, regulatory and political conditions.
In addition, our ability to achieve certain financial benefits we anticipate from any acquisitions of businesses will depend in part upon our ability to successfully integrate such businesses in an efficient and effective manner. We may not be able to integrate such businesses smoothly or successfully, and the process may take longer than expected. The integration of operations and differences in operational culture may require the dedication of significant management resources, which may distract management’s attention from day-to-day business. If we are unable to successfully integrate the operations of such acquired businesses, we may be unable to realize the benefits we expect to achieve as a result of such acquisitions and our business and results of operations may be less than expected.
The success with which we are able to integrate acquired operations will depend on our ability to manage a variety of issues, including the following:

•	Loss of key personnel or higher than expected employee attrition rates could adversely affect the performance of the acquired business and our ability to integrate it successfully.

•
Customers of the acquired business may reduce, delay or defer decisions concerning their use of its products and services as a result of the acquisition or uncertainty related to the consummation of the acquisition.

•
If the acquired business relies upon independent distributors to distribute its products, these distributors may not continue to generate the same volume of business for us after the acquisition. Independent distributors may reexamine the scope of their relationship with the acquired business or us as a result of the acquisition and decide to curtail or eliminate distribution of our products.

•	If the acquired business relies on continued distribution access with another party, we are also exposed to the risk of loss of exclusivity or change in access due to regulatory changes.

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

•
In cases where we or an acquired business operates in certain markets through joint ventures, the acquisition may affect the continued success and prospects of the joint venture. Our ability to exercise management control or influence over these joint venture operations and our investment in them will depend on the continued cooperation between the joint venture participants and on the terms of the joint venture agreements, which allocate control among the joint venture participants. We may face financial or other exposure in the event that any of these joint venture partners fail to meet their respective obligations under the joint venture, encounter financial difficulty or elect to alter, modify or terminate the relationship.

•
We may incur significant costs in connection with any acquisition and the related integration. The costs and liabilities actually incurred in connection with an acquisition and subsequent integration process may exceed those anticipated.

There could be unforeseen liabilities or asset impairments, including goodwill impairments, which arise in connection with the businesses that we may sell or the businesses that we may acquire in the future.

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
The use of our own funds as consideration in any acquisition would consume capital resources, which could affect our capital plan and render those funds unavailable for other corporate purposes. We also may not be able to raise sufficient funds to consummate an acquisition if, for example, we are unable to sell our securities or close related bridge credit facilities. Moreover, as a result of uncertainty and risks associated with potential acquisitions and dispositions of businesses, rating agencies may take certain actions with respect to the ratings assigned to MetLife, Inc. and/or its subsidiaries, including us. There could also be changes in regulatory requirements that could impact our operations or capital requirements in unanticipated ways. Changes in statutory or U.S. GAAP accounting principles, practices or policies could also create unforeseen difficulties.
We may also participate in joint ventures with other companies, including joint ventures where we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks. We may be dependent on a joint venture counterparty for capital, product distribution, or other resources or capabilities. A joint venture may require an investment of considerable management, financial and operational resources to establish sufficient infrastructure such as underwriting, actuarial, risk management, compliance or other processes. If we are unable to effectively cooperate with joint venture counterparties, or any joint venture counterparty fails to meets its obligations under the joint venture arrangement, encounters financial difficulty, or elects to alter, modify or terminate the relationship, we may be unable to achieve our objectives and our results of operations may be negatively impacted.
In addition, we may reorganize or consolidate the legal entities through which we conduct business. For example, in November 2014, the Company completed the Mergers. See “Business — Overview.” The implementation of legal entity reorganizations is a complex undertaking and involves a number of risks similar to those that are present in the case of an acquisition. Many aspects of these transactions are subject to regulatory approvals from a number of different jurisdictions. We may not obtain needed regulatory approvals in the timeframe anticipated or at all, which could reduce or prevent us from realizing the anticipated benefits of these transactions. These transactions or the related regulatory approvals may entail modifications of certain aspects of our operations, the composition of certain of our investment portfolios, and/or the cost of our derivatives hedging activities, which could result in additional costs or reduce net investment income. We may also incur additional expenses in connection with planning and effectuating these mergers and related transactions. We may encounter delays or unforeseen problems in making changes to our information technology systems that are needed to reflect the mergers. Loss of key personnel could adversely affect our ability to carry out these transactions. In addition, these transactions may absorb significant attention from our management, which could reduce management’s focus on other aspects of our business. Any of these risks, if realized, could result in a material adverse effect on our business, results of operations or financial condition.
Operational Risks
MetLife’s Risk Management Policies and Procedures May Leave Us Exposed to Unidentified or Unanticipated Risk, Which Could Negatively Affect Our Business
MetLife has devoted significant resources to develop and periodically update risk management policies and procedures for itself and its subsidiaries, including us, to reflect ongoing review of risks, and expects to continue to do so in the future. Nonetheless, these policies and procedures may not be comprehensive and may not identify every risk to which we are exposed. Many of MetLife’s methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not fully predict future exposures, which can be significantly greater than historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to MetLife. This information may not always be accurate, complete, up-to-date or properly evaluated. In addition, more extensive and perhaps different risk management policies and procedures might have to be implemented under pending regulations. See “Business — Regulation —Regulation of MetLife, Inc. as a Non-Bank SIFI” and “Quantitative and Qualitative Disclosures About Market Risk.”

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
The failure of our computer systems and/or our disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. Although we conduct due diligence, negotiate contractual provisions and, in many cases, conduct periodic reviews of our vendors, distributors, and other third-parties that provide operational or information technology services to us to confirm compliance with MetLife enterprise information security standards, the failure of such third-parties’ computer systems and/or their disaster recovery plans for any reason might cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While MetLife maintains cyber liability insurance that provides both third-party liability and first party liability coverages, this insurance may not be sufficient to protect us against all losses. MetLife, Inc. and its subsidiaries maintain a primary cybersecurity and privacy liability insurance policy with a limit of $15 million, and have additional coverage for cybersecurity and privacy liability available under blended professional liability excess coverage policies with a total limit of $210 million.

Our Associates May Take Excessive Risks Which Could Negatively Affect Our Financial Condition and Business
As an insurance enterprise, we are in the business of accepting certain risks. The associates who conduct our business, including executive officers and other members of management, sales managers, investment professionals, product managers, sales agents, and other associates, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. MetLife, Inc. endeavors, in the design and implementation of compensation programs and practices, to avoid giving associates incentives to take excessive risks; however, associates may take such risks regardless of the structure of these compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor associates’ business decisions and prevent us from taking excessive risks, and to prevent employee misconduct, these controls and procedures may not be effective. If our associates take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and business operations.
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
Changes in Our Assumptions Regarding the Discount Rate, Expected Rate of Return, Mortality Rates and Expected Increase in Compensation Used for Pension and Other Postretirement Benefit Plans For Employees and Retirees of MetLife, Inc. and Its Subsidiaries May Result in Increased Expenses and Reduce Our Profitability
Our allocated pension and other postretirement benefit plan costs are determined based on best estimates of future plan experience. These assumptions are reviewed regularly and include discount rates, expected rates of return on plan assets, mortality rates, expected increases in compensation levels and expected medical inflation. Changes in these assumptions may result in increased expenses and reduce our profitability.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our executive office is located in Charlotte, North Carolina and is predominantly occupied by the Retail segment, as well as Corporate & Other.
Management believes that the Company’s properties are suitable and adequate for our current and anticipated business operations. MetLife arranges for property & casualty coverage on our properties, taking into consideration our risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with the renewal of those coverages, MetLife has arranged $500 million of property insurance, including coverage for terrorism, on our real estate portfolio through May 1, 2015, its renewal date.
Item 3. Legal Proceedings
See Note 16 of the Notes to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
No established public trading market exists for MetLife Insurance Company USA’s common equity; all of MetLife Insurance Company USA’s common stock is held by MetLife, Inc. In August 2014, MICC redeemed and retired 4,595,317 shares of its common stock which were owned by MetLife Investors Group, LLC. for $1.4 billion.
During the years ended December 31, 2014 and 2013, the predecessor companies to MetLife Insurance Company USA paid an aggregate of $155 million and $1.3 billion in dividends, respectively, to their respective stockholders. See Note 13 of the Notes to the Consolidated Financial Statements for a discussion of restrictions on MetLife Insurance Company USA’s ability to pay dividends. The maximum amount of dividends which MetLife Insurance Company USA may pay in 2015, without prior regulatory approval, is $3.0 billion.

Item 6. Selected Financial Data
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MetLife USA,” the “Company,” “we,” “our” and “us” refer to MetLife Insurance Company USA (formerly, MetLife Insurance Company of Connecticut), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. MetLife Insurance Company USA is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction I(2)(a) of Form 10-K. This narrative analysis should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s consolidated financial statements included elsewhere herein.
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
This narrative analysis includes references to our performance measure, operating earnings, that is not based on GAAP. Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is our measure of segment performance. See “— Non-GAAP and Other Financial Disclosures” for definitions of this and other measures.
Overview
The Company is organized into two segments: Retail and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. See “Business — Overview,” “— Economic Capital” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.
In November 2014, MetLife Insurance Company of Connecticut re-domesticated from Connecticut to Delaware, changed its name to MetLife Insurance Company USA and merged with its subsidiary, MLI-USA, and its affiliates, MLIIC and Exeter. As a result of the Mergers, prior periods’ results have been retrospectively adjusted. See Note 3 of the Notes to the Consolidated Financial Statements.
In the first quarter of 2014, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, MAL. The sale of MAL was completed in May 2014. As a result, the operations of MAL have been classified as divested business for all periods presented. See Note 4 of the Notes to the Consolidated Financial Statements.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements. For a discussion of our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits and the accounting for reinsurance;

(ii)	capitalization and amortization of DAC and the establishment and amortization of VOBA;

(iii)	estimated fair values of investments in the absence of quoted market values;

(iv)	investment impairments;

(v)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vi)	measurement of goodwill and related impairment;

(vii)	measurement of income taxes and the valuation of deferred tax assets; and

(viii)	liabilities for litigation and regulatory matters.

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
Future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts are based on estimates of the expected value of benefits in excess of the projected account balance, recognizing the excess ratably over the accumulation period based on total expected assessments. Liabilities for universal and variable life secondary guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary guarantee liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility for variable products are consistent with historical experience of the appropriate underlying equity index, such as the S&P 500 Index.
We regularly review our estimates of liabilities for future policy benefits and compare them with our actual experience. Differences between actual experience and the assumptions used in pricing these policies and guarantees, as well as in the establishment of the related liabilities, result in variances in profit and could result in losses.
See Note 5 of the Notes to the Consolidated Financial Statements for additional information on our liability for future policy benefits.
Reinsurance
Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. We periodically review actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluate the financial strength of counterparties to our reinsurance agreements using criteria similar to that evaluated in our security impairment process. See “— Investment Impairments.” Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting.
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
Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization of approximately $124 million, with an offset to our unearned revenue liability of approximately $7 million for this factor. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable universal life contracts and variable deferred annuity contracts is 7.25%.
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
In 2014, our most significant assumption updates resulting in a change to expected future gross margins and profits and the amortization of DAC and VOBA are due to mortality, expenses and persistency assumptions on variable and universal life contracts and annuity contracts. We expect these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.
See Note 6 of the Notes to the Consolidated Financial Statements for additional information regarding DAC and VOBA.
Estimated Fair Value of Investments
In determining the estimated fair value of our investments, fair values are based on unadjusted quoted prices for identical investments in active markets that are readily and regularly obtainable. When such quoted prices are not available, fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical investments, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring management judgment are used to determine the estimated fair value of investments.
The methodologies, assumptions and inputs utilized are described in Note 10 of the Notes to the Consolidated Financial Statements.
Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Our ability to sell investments, or the price ultimately realized for investments, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain investments.

Investment Impairments
One of the significant estimates related to AFS securities is our impairment evaluation. The assessment of whether an other-than-temporary impairment (“OTTI”) occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value on a security-by-security basis. Our review of each fixed maturity and equity security for OTTI includes an analysis of gross unrealized losses by three categories of severity and/or age of gross unrealized loss. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments. Accordingly, such an unrealized loss position may not impact our evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given to a decline in estimated fair value and the likelihood such estimated fair value decline will recover.
Additionally, we consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Factors we consider in the OTTI evaluation process are described in Note 8 of the Notes to the Consolidated Financial Statements.
The determination of the amount of allowances and impairments on the remaining invested asset classes is highly subjective and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for additional information relating to our determination of the amount of allowances and impairments.
Derivatives
The determination of estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 10 of the Notes to the Consolidated Financial Statements for additional details on significant inputs into the OTC derivative pricing models and credit risk adjustment.
We issue variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The valuation of these embedded derivatives also includes an adjustment for our nonperformance risk and risk margins for non-capital market inputs. The nonperformance risk adjustment, which is captured as a spread over the risk free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of MetLife Insurance Company USA as compared to MetLife, Inc. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
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

Additionally, we ceded the risk associated with certain of the variable annuities with guaranteed minimum benefits described in the preceding paragraphs. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by us with the exception of the input for nonperformance risk that reflects the credit of the reinsurer. Because certain of the direct guarantees do not meet the definition of an embedded derivative and, thus are not accounted for at fair value, significant fluctuations in net income may occur since the change in fair value of the embedded derivative on the ceded risk is being recorded in net income without a corresponding and offsetting change in fair value of the direct guarantee.
See Note 9 of the Notes to the Consolidated Financial Statements for additional information on our derivatives and hedging programs.
Goodwill
Goodwill is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test.
For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit goodwill is compared to the carrying value of that goodwill to measure the amount of impairment loss, if any. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition. The Company tests goodwill for impairment by either performing a qualitative assessment or a two-step quantitative test. The qualitative assessment is an assessment of historical information and relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect not to perform the qualitative assessment for some or all of its reporting units and instead perform a two-step quantitative impairment test. In performing the two-step quantitative impairment test, the Company may use a market multiple valuation approach and a discounted cash flow valuation approach. For reporting units which are particularly sensitive to market assumptions, the Company may use additional valuation methodologies to estimate the reporting units’ fair values. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit.
During 2014, the Company performed its annual goodwill impairment test on the Corporate Benefit Funding reporting unit by utilizing a qualitative assessment and the Company determined it was not more than likely that the fair value of the reporting unit was less than its carrying amount, and therefore no further testing was needed. For the Retail Annuities reporting unit, for which goodwill was held at MLIIC prior to the Mergers, the Company utilized a market multiple valuation approach and determined that goodwill was not impaired.
As a result of the Mergers (see Note 3 of the Notes to the Consolidated Financial Statements) and the segment reporting changes discussed below, goodwill was re-tested for impairment during the fourth quarter of 2014. For the Corporate Benefit Funding reporting unit, an updated qualitative assessment was performed and the Company determined it was not more than likely that the fair value of the reporting unit was less than its carrying amount, and, therefore no further testing was needed for this reporting unit. For the Retail Annuities reporting unit, the Company performed a two-step quantitative impairment test comprised of a market multiple valuation and a discounted cash flow valuation and both approaches resulted in a fair value that was less than the carrying value, indicating a potential impairment. As a result, Step 2 of the goodwill impairment process was performed, which compares the implied fair value of the reporting unit’s goodwill with its carrying value. This analysis indicated that the recorded goodwill associated with this reporting unit was not recoverable. Therefore, the Company recorded a non-cash charge of $33 million with no income tax impact for the impairment of the entire goodwill balance that is reported in goodwill impairment in the consolidated statements of operations for the year ended December 31, 2014.
Effective January 1, 2015, we implemented certain segment reporting changes related to the measurement of segment operating earnings. The changes will be applied retrospectively beginning with the first quarter of 2015 and will not impact total consolidated operating earnings or net income. These changes include revising the Company’s capital allocation methodology. As a result, re-testing of goodwill for the Corporate Benefit Funding and Retail Annuities reporting units, discussed above, was performed using the estimated revised carrying amounts of the reporting units.

In 2013, the Company performed its annual goodwill impairment test on its Retail Life & Other reporting unit using both the market multiple and discounted cash flow valuation approaches. Results for both approaches indicated that the fair value of the Retail Life & Other reporting unit was below its carrying value. As a result, an actuarial appraisal, which estimates the net worth of the reporting unit, the value of existing business and the value of new business, was performed. This appraisal resulted in a fair value of the Retail Life & Other reporting unit that was less than the carrying value, indicating a potential for goodwill impairment. An increase in required reserves on universal life products with secondary guarantees, together with modifications to financial reinsurance agreement terms, was reflected in the fair value estimate. In addition, decreased future sales assumptions reflected in the valuation were driven by the Company’s discontinuance of certain sales of universal life products with secondary guarantees. Accordingly, the Company performed Step 2 of the goodwill impairment process. This analysis indicated that the recorded goodwill associated with this reporting unit was not recoverable. Therefore, we recorded a non-cash charge of $66 million ($57 million, net of income tax) for the impairment of the entire goodwill balance that is reported in goodwill impairment in the consolidated statements of operations for the year ended December 31, 2013.
In addition, the Company performed its annual goodwill impairment test of its other reporting units using a market multiple valuation approach, and concluded that the fair value of the reporting units were in excess of their carrying values and, therefore, goodwill was not impaired.
In 2012, we performed the annual goodwill impairment test on our Retail Annuities reporting unit using an actuarial appraisal approach. This appraisal resulted in a fair value of the Retail Annuities reporting unit that was less than the carrying value, indicating a potential for goodwill impairment. The actuarial appraisal reflected the expected market impact to a buyer of changes in the regulatory environment, continued low interest rates for an extended period of time, and other market and economic factors. We performed Step 2 of the goodwill impairment process. This analysis indicated that the recorded goodwill associated with this reporting unit was not recoverable. Therefore, we recorded a non-cash charge of $394 million ($147 million, net of income tax) for the impairment of the entire goodwill balance that is reported in goodwill impairment in the consolidated statements of operations for the year ended December 31, 2012.
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
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, the Company considers many factors, including:

(i)	the nature, frequency, and amount of cumulative financial reporting income and losses in recent years;

(ii)	the jurisdiction in which the deferred tax asset was generated;

(iii)	the length of time that carryforwards can be utilized in the various taxing jurisdiction;

(iv)	future taxable income exclusive of reversing temporary differences and carryforwards;

(v)	future reversals of existing taxable temporary differences;

(vi)	taxable income in prior carryback years; and

(vii)	tax planning strategies.

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
See Note 16 of the Notes to the Consolidated Financial Statements for additional information regarding our assessment of litigation contingencies.
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
MetLife management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards. Effective January 1, 2015, the Company implemented certain segment reporting changes related to the measurement of segment operating earnings, including revising its capital allocation methodology. These changes will be applied retrospectively beginning with the first quarter of 2015. The changes will not impact total consolidated operating earnings or net income.
Dispositions
See Note 4 of the Notes to the Consolidated Financial Statements.

Results of Operations
Consolidated Results
Changes to our guarantee features since 2012, along with continued management of sales by focusing on pricing discipline and risk management, drove a 41% decrease in variable annuity sales in 2014 as compared to 2013. Variable and universal life sales were also lower, by 43%, mainly driven by the discontinuance of our lifetime secondary guarantees on universal life products. These decreases were partially offset by higher fixed income annuity sales. We expect our sales of annuities to increase in the future. To this end, we introduced new variable annuity products and/or enhancements in late 2014 and early 2015. A significant portion of our operating earnings is driven by separate account values. These separate account balances primarily affect the level of asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances increased over 2013 as a result of continued strong market performance, partially offset by negative net flows as surrenders and withdrawals exceeded sales.

	Years Ended December 31,
	2014	2013
	(In millions)
Revenues
Premiums	$1,152	$689
Universal life and investment-type product policy fees	3,193	3,130
Net investment income	2,669	2,999
Other revenues	539	610
Net investment gains (losses)	(469)	27
Net derivative gains (losses)	(181)	441
Total revenues	6,903	7,896
Expenses
Policyholder benefits and claims	2,764	3,147
Interest credited to policyholder account balances	1,062	1,168
Goodwill impairment	33	66
Capitalization of DAC	(279)	(512)
Amortization of DAC and VOBA	990	205
Interest expense on debt	109	195
Other expenses	1,934	2,049
Total expenses	6,613	6,318
Income (loss) before provision for income tax	290	1,578
Provision for income tax expense (benefit)	(5)	437
Net income (loss)	$295	$1,141
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
During the year ended December 31, 2014, income (loss) before provision for income tax decreased $1.3 billion ($846 million, net of income tax) from 2013 primarily driven by unfavorable changes in net derivative gains (losses), net investment gains (losses) and operating earnings. Also included in income (loss) before provision for income tax, is a $76 million ($49 million, net of income tax) increase as a result of our annual assumption reviews related to reserves and DAC.
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
Certain direct or assumed variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We hedge the market risks inherent in these variable annuity guarantees through the use of freestanding derivatives. The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.
Direct and assumed variable annuity embedded derivatives and associated freestanding derivative hedges are collectively referred to as “VA program derivatives” in the following table. All other derivatives that are economic hedges of certain invested assets and insurance liabilities are referred to as “non-VA program derivatives” in the following table. The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Years Ended December 31,
	2014	2013
	(In millions)
Non-VA program derivatives
Interest rate	$260	$(205)
Foreign currency exchange rate	66	(28)
Credit	16	51
Equity	(65)	(60)
Non-VA embedded derivatives	(311)	447
Total non-VA program derivatives	(34)	205
VA program derivatives
Embedded derivatives-direct/assumed guarantees:
Market risks	(266)	7,197
Nonperformance risk	73	(1,041)
Other risks	(545)	(336)
Total	(738)	5,820
Freestanding derivatives hedging direct/assumed embedded derivatives	591	(5,584)
Total VA program derivatives	(147)	236
Net derivative gains (losses)	$(181)	$441

The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $239 million ($155 million, net of income tax). This was primarily due to non-VA program embedded derivatives related to affiliated ceded reinsurance written on a coinsurance with funds withheld basis, which were unfavorably impacted by changes in value of the underlying assets, as well as by a prior period refinement to the method in which the changes in fair value of the underlying assets in the reference portfolio are allocated to the embedded derivative. These decreases were partially offset by long-term interest rates decreasing in 2014 and increasing in 2013 favorably impacting receive-fixed interest rate swaps and interest rate swaptions. This was partially offset by the unfavorable impact of the MAL disposition on inflation swaps. These freestanding derivatives are primarily hedging long duration liability portfolios. In addition, the strengthening of the U.S. dollar relative to other key currencies favorably impacted foreign currency swaps that primarily hedge foreign denominated fixed maturity securities. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $383 million ($249 million, net of income tax). This was due to an unfavorable change of $1.3 billion ($837 million, net of income tax) related to the change on market risks in direct and assumed variable annuity embedded derivatives, net of the impact of freestanding derivatives hedging those risks and an unfavorable change of $209 million ($136 million, net of income tax) on other risks in direct and assumed variable annuity embedded derivatives, partially offset by a favorable change of $1.1 billion ($724 million, net of income tax) in the nonperformance risk adjustment on direct and assumed variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing $1.3 billion ($837 million, net of income tax) unfavorable change is comprised of a $7.5 billion ($4.9 billion, net of income tax) unfavorable change on market risks in direct and assumed variable annuity embedded derivatives, which was largely offset by a $6.2 billion ($4.0 billion, net of income tax) favorable change in freestanding derivatives hedging those risks in embedded derivatives.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased in 2014 and increased in 2013, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our direct and assumed variable annuity embedded derivatives. For example, the 30-year U.S. swap rate decreased by 31% in 2014 and increased by 40% in 2013.

•
Key equity index levels increased less in 2014 than in 2013, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our direct and assumed variable annuity embedded derivatives. For example, the S&P 500 increased by 11% in 2014 and increased by 30% in 2013.

•
Changes in foreign currency exchange rates contributed to a favorable change in our freestanding derivatives and an unfavorable change in our direct and assumed variable annuity embedded derivatives. For example, the Euro strengthened against the Japanese yen by 0.2% and 27% in 2014 and 2013, respectively.

The foregoing $209 million ($136 million, net of income tax) unfavorable change in other risks in direct and assumed variable annuity embedded derivatives was primarily due to the following:

•
An increase in the risk margin adjustment caused by higher policyholder behavior risks, along with updates to the actuarial assumptions, resulted in an unfavorable year over year change in the valuation of the direct and assumed variable annuity embedded derivatives.

•
In-force changes and the mismatch of fund performance between actual and modeled funds resulted in an unfavorable year over year change in the valuation of the direct and assumed variable annuity embedded derivatives.

•
Foreign currency translation adjustments caused by the Japanese yen weakening less against the U.S. dollar in 2014 than in 2013, resulted in a favorable change in the valuation of the direct and assumed variable annuity embedded derivatives.

The aforementioned $1.1 billion ($724 million, net of income tax) favorable change in the nonperformance risk adjustment was due to a favorable change of $777 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees, as well as a favorable change of $337 million, before income tax, related to changes in our own credit spread.
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

When the risk free interest rate decreases in isolation, discounting the embedded derivative liability produces a higher valuation of the liability than if the risk free interest rate had remained constant. Discounting this unfavorable change by the risk adjusted rate yields a smaller loss than by discounting at the risk free interest rate, thus creating a gain from including an adjustment for nonperformance risk on the direct and assumed variable annuity embedded derivatives.
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
The unfavorable change in net investment gains (losses) of $496 million ($322 million, net of income tax) primarily reflects a loss related to the disposition of MAL, partially offset by a gain recognized on the sale of affiliated loans to certain affiliates.
Our 2014 results include a $15 million ($10 million, net of income tax) charge, net of reinsurance, associated with our annual assumption review related to reserves and DAC, of which a $153 million ($100 million, net of income tax) gain was recognized in net derivative gains (losses). Of the $15 million loss, $36 million ($24 million, net of income tax) was associated with DAC, partially offset by $21 million ($14 million, net of income tax) related to reserves. Of the $153 million gain recorded in net derivative gains (losses) on direct and assumed variable annuity embedded derivatives, $143 million was included within the other risks caption in the table above and $10 million was included in the nonperformance risk caption in the table above.
As a result of our annual assumption review, changes were made to economic, policyholder behavior and other assumptions. The most significant impacts were in the Retail Annuity block of business and are summarized as follows:

•	Changes in economic assumptions resulted in a decrease in reserves, partially offset by unfavorable DAC, resulting in a net benefit of $171 million ($111 million, net of income tax).

•	Changes to policyholder behavior assumptions resulted in reserve increases, partially offset by favorable DAC, resulting in a net loss of $210 million ($136 million, net of income tax).

•	The remaining updates resulted in reserve decreases, partially offset by unfavorable DAC, resulting in a net benefit of $15 million ($10 million, net of income tax).
Our 2013 results include a $91 million ($59 million, net of income tax) charge, net of reinsurance, associated with our annual assumption review related to reserves and DAC, of which $93 million ($60 million, net of income tax) was recognized in net derivative gains (losses). Of the $91 million charge, $181 million ($118 million, net of income tax) was related to reserves, offset by $90 million ($59 million, net of income tax) associated with DAC. Of the $93 million charge recorded in net derivative gains (losses) on direct and assumed variable annuity embedded derivatives, $136 million was included within the other risks caption in the table above, partially offset by a $43 million gain which was included within the nonperformance risk caption in the table above.
Income (loss) before provision for income tax, related to the divested business, excluding net investment gains (losses) and net derivative gains (losses), decreased $19 million to income of $12 million in 2014 from income of $31 million in 2013. This reflects a decrease in total revenues of $207 million, before income tax, and a decrease in total expenses of $188 million, before income tax.
Our income tax benefit for the year ended December 31, 2014 was $5 million, or 2% of income (loss) before provision for income tax, compared with income tax expense of $437 million, or 28% of income (loss) before provision for income tax, for the year ended December 31, 2013. The Company’s 2014 effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income and the tax effects of the MAL divestiture. The Company’s 2013 effective tax rate was different from the U.S. statutory rate of 35% primarily due to non-taxable investment income.
As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings decreased $140 million, net of income tax, to $1.2 billion, net of income tax, for the year ended December 31, 2014, from $1.3 billion, net of income tax, for the year ended December 31, 2013.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings

	Years Ended December 31,
	2014	2013
	(In millions)
Income (loss) from continuing operations, net of income tax	$295	$1,141
Less: Net investment gains (losses)	(469)	27
Less: Net derivative gains (losses)	(181)	441
Less: Goodwill impairment	(33)	(66)
Less: Other adjustments to net income (1)	(651)	(780)
Less: Provision for income tax (expense) benefit	425	175
Operating earnings	$1,204	$1,344
______________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures”for the components of such adjustments.
Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Years Ended December 31,
	2014	2013
	(In millions)
Total revenues	$6,903	$7,896
Less: Net investment gains (losses)	(469)	27
Less: Net derivative gains (losses)	(181)	441
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	14	(17)
Less: Other adjustments to revenues (1)	225	506
Total operating revenues	$7,314	$6,939
Total expenses	$6,613	$6,318
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	153	(223)
Less: Goodwill impairment	33	66
Less: Other adjustments to expenses (1)	737	1,492
Total operating expenses	$5,690	$4,983
______________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results – Operating

	Years Ended December 31,
	2014	2013
	(In millions)
Operating revenues
Premiums	$1,150	$597
Universal life and investment-type product policy fees	2,879	2,862
Net investment income	2,747	2,870
Other revenues	538	610
Total operating revenues	7,314	6,939
Operating expenses
Policyholder benefits and claims	2,213	1,627
Interest credited to policyholder account balances	1,059	1,173
Capitalization of DAC	(279)	(512)
Amortization of DAC and VOBA	702	592
Interest expense on debt	73	73
Other expenses	1,922	2,030
Total operating expenses	5,690	4,983
Provision for income tax expense (benefit)	420	612
Operating earnings	$1,204	$1,344
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The primary drivers of the decrease in operating earnings were unfavorable mortality and lower net investment income, partially offset by lower interest credited expense.
In our deferred annuity business, the impact of negative net flows contributed to a decrease in asset-based fee income and reduced interest credited expense in the general account. In addition, operating earnings declined as a result of a new affiliated reinsurance agreement entered into in connection with the Mergers. Additionally, costs associated with our variable annuity GMDBs were lower. A decrease in funding agreements in our Corporate Benefit Funding segment and the aforementioned negative net flows in our deferred annuity business were partially offset by positive net flows in our universal life business, which caused a decrease in invested assets, resulting in lower net investment income. This was partially offset by the related decrease in interest credited expense in our Corporate Benefit Funding segment. Operating earnings also decreased in 2014 as a result of the sale of our former broker-dealer subsidiary, Tower Square Securities, Inc., in 2013. The changes in business growth discussed above resulted in a $23 million decrease in operating earnings.
Excluding the results of the divested business, operating earnings decreased as a result of the sustained low interest rate environment’s impact on fixed maturity securities yields and lower returns on our hedge funds. These decreases were partially offset by improved returns on our private equity investments, real estate joint ventures, interest rate derivatives and alternative investments. In our annuity business, strong equity market performance led to higher asset-based fee income due to increased average separate account balances. This increase was partially offset by higher asset-based commissions, which are also driven, in part, by separate account balances. Additionally, costs associated with our variable annuity GMDBs were higher. Operating earnings decreased due to higher interest credited expense in our Corporate Benefit Funding segment as a result of higher average interest credited rates, partially offset by lower interest credited expense in our Retail segment as a result of reduced average interest credited rates. The changes in market factors, including equity markets and interest rates, discussed above resulted in a $19 million decrease in operating earnings.

Operating earnings decreased by $87 million as a result of less favorable claims experience in our variable and universal life business, primarily driven by two large, unreinsured claims, partially offset by favorable claims experience in our traditional life, immediate annuities and structured settlement businesses. DAC amortization increased due to strong equity market performance and less favorable growth in the business, resulting in a $64 million decrease in operating earnings. More favorable separate account returns in 2013 drove lower DAC amortization in 2013 compared to 2014 when equity returns were much less favorable.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both years, resulted in a net operating earnings decrease of $28 million. This unfavorable adjustment was primarily related to unfavorable DAC unlockings in our variable annuity business, partially offset by favorable DAC unlockings in our universal life business. In addition to our annual updates, refinements to DAC and certain insurance-related liabilities in both years resulted in a $32 million increase in operating earnings.
Also contributing to the decline in operating earnings were higher expenses of $34 million, mainly driven by higher employee-related and project costs.
The Company’s effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits. In 2014, the Company realized additional tax benefits of $76 million as compared to 2013, primarily from increased utilization of tax preferenced investments.
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
Off-Balance Sheet Arrangements
Collateral for Securities Lending and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically we receive non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $60 million at estimated fair value at December 31, 2014. We had no such collateral at December 31, 2013. See “Securities Lending Program” in Note 1 of the Notes to the Consolidated Financial Statements for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $1.3 billion and $1.1 billion at December 31, 2014 and 2013, respectively. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but segregated for the benefit of the Company). The amount of this cash collateral was $121 million at December 31, 2014. We did not hold any cash collateral of this type at December 31, 2013. See “— Liquidity and Capital Resources — Liquidity” and “Derivatives” in Note 9 of the Notes to the Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Guarantees
See “Guarantees” in Note 16 of the Notes to the Consolidated Financial Statements.

Other
Additionally, we have the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnership investments and private corporate bond investments.
See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 8 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “Fixed Maturity and Equity Securities AFS” and “Mortgage Loans” in Note 8 of the Notes to the Consolidated Financial Statements for information on our investments in fixed maturity securities and mortgage loans.
Other than the commitments disclosed in Note 16 of the Notes to the Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund mortgage loans, partnership investments and private corporate bond investments.
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
Liquidity
Based upon the strength of our franchise, diversification of our businesses, strong financial fundamentals including strong cash flows from operations, substantial short-term liquidity and additional liquid assets in our investment portfolio, as well as the substantial funding sources available to us, we continue to believe we have access to ample liquidity to meet business requirements under current market conditions and reasonably possible stress scenarios. We continuously monitor and adjust our liquidity and capital plans for MetLife Insurance Company USA and its subsidiaries in light of market conditions, as well as changing needs and opportunities.
The principal cash inflows from operations come from insurance premiums, annuity considerations, deposit funds, and net investment income, while the principal cash outflows from operations relate to liabilities associated with various life insurance, annuity products, operating expenses and income tax. We typically have a net cash outflow from investment activities because cash inflows from insurance operations are reinvested in accordance with our ALM discipline to fund insurance liabilities. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal financing cash flows come from deposits and withdrawals on policyholder account balances (“PABs”), repayments on debt, dividends on common stock and changes in collateral related to securities lending and derivative activities.
Short-term Liquidity
At December 31, 2014, the Company’s short-term liquidity position was $1.5 billion. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including cash collateral received: (i) under our securities lending program, and (ii) from counterparties in connection with derivatives.
Funding Agreements Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements to a variety of sources including special purpose entities, the Federal Home Loan Bank and the Federal Agricultural Mortgage Corporation. We had total obligations under funding agreements of $4.9 billion and $6.5 billion at December 31, 2014 and 2013, respectively. During the years ended December 31, 2014, 2013 and 2012, we issued $16.0 billion, $11.9 billion and $11.3 billion, respectively, and repaid $17.7 billion, $12.6 billion and $10.4 billion, respectively, of funding agreements. See Note 5 of the Notes to the Consolidated Financial Statements.

Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retail segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the years ended December 31, 2014 and 2013, general account surrenders and withdrawals from annuity products were $2.2 billion and $2.4 billion, respectively. In the Corporate Benefit Funding segment, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us, by counterparties in connection with our derivatives. At December 31, 2014 and 2013, we were obligated to return cash collateral under our control of $807 million and $490 million, respectively. With respect to OTC-bilateral derivatives in a net liability position that have financial strength contingent provisions, a one-notch downgrade in the Company’s financial strength rating would not have increased our derivative collateral requirements at December 31, 2014.
We pledge collateral from time to time in connection with funding agreements. See Note 5 of the Notes to the Consolidated Financial Statements.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $6.8 billion and $6.4 billion at December 31, 2014 and 2013, respectively. Of these amounts, $2.7 billion and $1.3 billion at December 31, 2014 and 2013, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2014 was $2.6 billion, of which $2.4 billion were U.S. Treasury and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See Note 8 of the Notes to the Consolidated Financial Statements.
Capital
We manage our capital position to maintain our financial strength ratings. See “Business — Company Ratings.” Our capital position is supported by our ability to generate strong cash flows within our businesses.
Affiliated Captive Reinsurance Transactions
MetLife Insurance Company USA cedes specific policy classes, including term life insurance, universal life insurance and secondary guarantees on universal life insurance to affiliated captive reinsurers. The statutory reserves of such affiliated captive reinsurers are supported by a combination of investment assets and letters of credit issued by unaffiliated financial institutions. MetLife, Inc. has committed to maintain the surplus of several of these affiliated captive reinsurers, as well as provided guarantees of the captive reinsurers’ repayment obligations on the letters of credit. We enter into reinsurance agreements with affiliated captive reinsurers for risk and capital management purposes, as well as to satisfy statutory reserve requirements related to universal and term life insurance policies.
Recently, the NAIC and the Department of Financial Services have been scrutinizing insurance companies’ use of affiliated captive reinsurers and off-shore entities. One of the recommendations of the Department of Financial Services is that state insurance commissioners consider an immediate national moratorium on new reserve financing transactions involving captive insurers, until their inquiries are complete. We are not aware of any states other than New York and California implementing such a moratorium. While such a moratorium would not impact our existing reinsurance agreements with captive reinsurers, a moratorium placed on the use of captives for new reserve financing transactions could impact our ability to write certain products or to hedge the associated risks effectively in the future. This may result in our need to increase prices, modify product features or limit the availability of those products to our customers. While this affects insurers across the industry, it could adversely impact our competitive position and our results of operations in the future. We will evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves and we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management

We have developed an integrated process for managing risk, which we conduct through multiple Board and senior management committees (financial and non-financial) within the GRM, MetLife, Inc.’s ALM Unit, Treasury Department and Investments Department. The risk committee structure is designed to provide a consolidated enterprise-wide assessment and management of risk. MetLife, Inc.’s Enterprise Risk Committee (“ERC”) is responsible for reviewing all material risks to the enterprise and deciding on actions, if necessary, in the event risks exceed desired tolerances, taking into consideration industry best practices and the current environment to resolve or mitigate those risks. Additional committees at the MetLife, Inc. and subsidiary insurance company level that manage capital and risk positions, approve ALM strategies and establish corporate business standards, report to the ERC.
Global Risk Management
Independent from the lines of business, the centralized GRM, led by MetLife, Inc.’s Chief Risk Officer (“CRO”) collaborates and coordinates across all committees to ensure that all material risks are properly identified, measured, aggregated and reported across the Company. The CRO reports to MetLife, Inc.’s Chief Executive Officer and is primarily responsible for maintaining and communicating the Company’s enterprise risk policies and for monitoring and analyzing all material risks.
GRM considers and monitors a full range of risks against the Company’s solvency, liquidity, earnings, business operations and reputation. GRM’s primary responsibilities consist of:

•	implementing a corporate risk framework, which outlines MetLife’s approach for managing risk;

•	developing policies and procedures for managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	establishing appropriate corporate risk tolerance levels;

•	deploying capital on an economic basis;

•	recommending capital allocations on an economic capital basis; and

•
reporting to (i) the Finance and Risk Committee of MetLife, Inc.’s Board of Directors; (ii) the Investment Committee of MetLife, Inc.’s Board of Directors; and (iii) the financial and non-financial senior management committees on various aspects of risk.

Asset/Liability Management
We actively manage our assets using an approach that balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The ALM process is the shared responsibility of the ALM Unit, GRM, the Portfolio Management Unit, and the senior members of MetLife’s business segments and is governed by the ALM Committees. The ALM Committees’ duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the ALM process on a periodic basis. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage by product type. In addition, the ALM Steering Committee oversees the activities of the underlying ALM Committees. The ALM Steering Committee reports to the ERC.
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
Foreign Currency Exchange Rates
Our exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans and certain liabilities. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and liabilities are the Euro and the British pound. See “Risk Factors — Risks Related to Our Business — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability.”
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
Interest Rate Risk Management
To manage interest rate risk, we analyze interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivatives. These projections involve evaluating the potential gain or loss on most of our in-force business under various increasing and decreasing interest rate environments. The Delaware Department of Insurance regulations require that we perform some of these analyses annually as part of our review of the sufficiency of our regulatory reserves. For several of our legal entities, we maintain segmented operating and surplus asset portfolios for the purpose of ALM and the allocation of investment income to product lines. For each segment, invested assets greater than or equal to the GAAP liabilities and any non-invested assets allocated to the segment are maintained, with any excess allocated to Corporate & Other. The business segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. We measure relative sensitivities of the value of our assets and liabilities to changes in key assumptions utilizing internal models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage loan prepayments and defaults.

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
Foreign Currency Exchange Rate Risk Management
We assume foreign currency exchange rate risk primarily in two ways: purchases of foreign currency denominated investments and the sale of certain insurance products.

•
The Investments Department is responsible for managing the exposure to foreign currency denominated investments. Exposure limits to unhedged foreign currency investments are incorporated into the standing authorizations granted to management by MetLife, Inc.’s Board of Directors and are reported to MetLife, Inc.’s Board of Directors on a periodic basis.

•
Management of each of the Company’s segments, with oversight from GRM’s Foreign Exchange Committee, is responsible for establishing limits and managing any foreign currency exchange rate exposure caused by the sale or issuance of insurance products.

We use foreign currency swaps and forwards to mitigate the liability exposure, risk of loss and financial statement volatility associated with foreign currency denominated fixed income investments and the sale of certain insurance products.
Equity Market Risk Management
The issuance of variable annuities exposes us to market risk. This risk is managed by the ALM Unit in partnership with the Investments Department. Equity market risk is also assumed through our investment in equity securities and is managed by the Investments Department. We use derivatives to mitigate our equity exposure both in certain liability guarantees such as variable annuities with guaranteed minimum benefit and equity securities. These derivatives include exchange-traded equity futures, equity index options contracts, equity variance swaps, and total rate of return swaps. We also employ reinsurance to manage these exposures.
Hedging Activities
We use derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency exchange rate risk, and equity market risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and statutory capital. Our derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. Our use of derivatives by major hedge programs is as follows:

•
Risks Related to Guaranteed Benefits — We use a wide range of derivative contracts to mitigate the risk associated with variable annuity guaranteed death and living benefits. These derivatives include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options and interest rate option contracts, equity variance swaps, and total rate of return swaps.

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

Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2014. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

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
The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at:

December 31, 2014
(In millions)
Interest rate risk	$851
Foreign currency exchange rate risk	$20
Equity market risk	$199

The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments by type of asset or liability at:

	December 31, 2014
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets
Fixed maturity securities		$50,697	$(850)
Equity securities		$459	—
Mortgage loans		$6,020	(44)
Policy loans		$1,288	(7)
Short-term investments		$1,232	—
Other invested assets		$1	—
Cash and cash equivalents		$1,206	—
Accrued investment income		$501	—
Premiums, reinsurance and other receivables		$7,207	(184)
Net embedded derivatives within asset host contracts (2)		$270	(22)
Total assets			$(1,107)
Liabilities (3)
Policyholder account balances		$22,079	$158
Payables for collateral under securities loaned and other transactions		$7,501	—
Long-term debt		$1,120	25
Other liabilities		$245	17
Net embedded derivatives within liability host contracts (2)		$617	366
Total liabilities			$566
Derivative Instruments
Interest rate swaps	$26,667	$1,220	$(173)
Interest rate floors	$16,404	$14	(2)
Interest rate caps	$7,901	$11	4
Interest rate futures	$325	$1	(4)
Interest rate options	$29,870	$430	(86)
Interest rate forwards	$155	$45	(10)
Foreign currency swaps	$1,400	$102	(12)
Foreign currency forwards	$48	$3	—
Credit default swaps	$1,969	$27	—
Equity futures	$3,086	$34	—
Equity index options	$27,212	$241	(29)
Equity variance swaps	$15,433	$(315)	2
Total rate of return swaps	$2,332	$(55)	—
Total derivative instruments			$(310)
Net Change			$(851)
______________

(1)
Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder. Mortgage loans and long-term debt exclude $280 million and $139 million, respectively, related to consolidated securitization entities (“CSEs”). See Note 8 of the Notes to the Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $31.8 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the yield curve.

Interest rate risk decreased by $229 million, or 21%, to $851 million at December 31, 2014 from $1.1 billion at December 31, 2013. This change was primarily due to a decrease in interest rates across the swap and U.S. Treasury curves of $267 million and the use of derivatives by the Company, primarily due to the sale of MAL, contributed to the decline by $308 million. The decrease was partially offset by the impact of reinsurance and affiliated embedded derivatives of $346 million.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in foreign currency exchange rates by type of asset or liability at:

	December 31, 2014
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in the Foreign Exchange Rate
	(In millions)
Assets
Fixed maturity securities		$50,697	$100
Equity securities		$459	1
Mortgage loans		$6,020	23
Total assets			$124
Liabilities (2)
Policyholder account balances		$22,079	$(16)
Total liabilities			$(16)
Derivative Instruments
Interest rate swaps	$26,667	$1,220	$—
Interest rate floors	$16,404	$14	—
Interest rate caps	$7,901	$11	—
Interest rate futures	$325	$1	—
Interest rate options	$29,870	$430	—
Interest rate forwards	$155	$45	—
Foreign currency swaps	$1,400	$102	(130)
Foreign currency forwards	$48	$3	(4)
Credit default swaps	$1,969	$27	—
Equity futures	$3,086	$34	—
Equity index options	$27,212	$241	6
Equity variance swaps	$15,433	$(315)	—
Total rate of return swaps	$2,332	$(55)	—
Total derivative instruments			$(128)
Net Change			$(20)
______________

(1)
Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder. Mortgage loans exclude $280 million related to CSEs. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding CSEs.

(2)
Excludes $31.8 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% decrease in foreign currency exchange rates.

Foreign currency exchange rate risk decreased by $585 million to $20 million at December 31, 2014 from $605 million at December 31, 2013. This change was primarily due to a decrease in exposure to the British pound and the Euro driven mainly by the sale of MAL.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in equity by type of asset or liability at:

	December 31, 2014
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets
Equity securities		$459	$46
Net embedded derivatives within asset host contracts (2)		$270	(18)
Total assets			$28
Liabilities
Policyholder account balances		$22,079	$—
Net embedded derivatives within liability host contracts (2)		$617	472
Total liabilities			$472
Derivative Instruments
Interest rate swaps	$26,667	$1,220	$—
Interest rate floors	$16,404	$14	—
Interest rate caps	$7,901	$11	—
Interest rate futures	$325	$1	—
Interest rate options	$29,870	$430	—
Interest rate forwards	$155	$45	—
Foreign currency swaps	$1,400	$102	—
Foreign currency forwards	$48	$3	—
Credit default swaps	$1,969	$27	—
Equity futures	$3,086	$34	(314)
Equity index options	$27,212	$241	(156)
Equity variance swaps	$15,433	$(315)	10
Total rate of return swaps	$2,332	$(55)	(239)
Total derivative instruments			$(699)
Net Change			$(199)
______________

(1)
Does not necessarily represent those financial instruments solely subject to equity price risk. Additionally, separate account assets and liabilities, which are equity market sensitive, are not included herein as any equity market risk is borne by the contractholder.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.
Equity price risk decreased by $58 million to $199 million at December 31, 2014 from $257 million at December 31, 2013. This decline was primarily due to the use of derivatives by the Company.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
MetLife Insurance Company USA:

We have audited the accompanying consolidated balance sheets of MetLife Insurance Company USA (formerly MetLife Insurance Company of Connecticut) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetLife Insurance Company USA and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, on November 14, 2014, MetLife Insurance Company of Connecticut was renamed MetLife Insurance Company USA and merged with MetLife Investors USA Insurance Company, MetLife Investors Insurance Company, and Exeter Reassurance Company, Ltd., all subsidiaries of MetLife, Inc. As the mergers involved entities all under common control, the accompanying consolidated financial statements have been retrospectively adjusted for all periods presented to reflect the mergers in a manner similar to a pooling-of-interests.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 27, 2015

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Balance Sheets
December 31, 2014 and 2013
(In millions, except share and per share data)

	2014	2013
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $46,423 and $46,988, respectively)	$50,697	$48,824
Equity securities available-for-sale, at estimated fair value (cost: $400 and $443, respectively)	459	463
Mortgage loans (net of valuation allowances of $25 and $35, respectively; includes $280 and $1,598, respectively, at estimated fair value, relating to variable interest entities)	5,839	8,004
Policy loans	1,194	1,246
Real estate and real estate joint ventures (includes $93 and $0, respectively, of real estate held-for-sale)	894	754
Other limited partnership interests	2,234	2,162
Short-term investments, principally at estimated fair value	1,232	4,964
Other invested assets, principally at estimated fair value	4,531	5,899
Total investments	67,080	72,316
Cash and cash equivalents, principally at estimated fair value	1,206	1,400
Accrued investment income (includes $2 and $9, respectively, relating to variable interest entities)	501	660
Premiums, reinsurance and other receivables	21,559	19,553
Deferred policy acquisition costs and value of business acquired	4,890	5,691
Current income tax recoverable	537	398
Goodwill	381	526
Other assets	848	943
Separate account assets	108,861	109,814
Total assets	$205,863	$211,301
Liabilities and Stockholder’s Equity
Liabilities
Future policy benefits	$28,479	$30,603
Policyholder account balances	35,486	37,389
Other policy-related balances	3,320	4,130
Payables for collateral under securities loaned and other transactions	7,501	6,914
Long-term debt (includes $139 and $1,461, respectively, at estimated fair value, relating to variable interest entities)	928	2,326
Deferred income tax liability	1,338	251
Other liabilities (includes $1 and $7, respectively, relating to variable interest entities)	7,944	8,308
Separate account liabilities	108,861	109,814
Total liabilities	193,857	199,735
Contingencies, Commitments and Guarantees (Note 16)
Stockholder’s Equity
Common stock, par value $25,000 and $2.50 per share; 4,000 and 40,000,000 shares authorized; 3,000 and 34,595,317 shares issued and outstanding, respectively	75	86
Additional paid-in capital	10,855	11,506
Retained earnings (deficit)	(1,350)	(1,006)
Accumulated other comprehensive income (loss)	2,426	980
Total stockholder’s equity	12,006	11,566
Total liabilities and stockholder’s equity	$205,863	$211,301
See accompanying notes to the consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	2014	2013	2012
Revenues
Premiums	$1,152	$689	$2,215
Universal life and investment-type product policy fees	3,193	3,130	3,014
Net investment income	2,669	2,999	3,060
Other revenues	539	610	626
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(6)	(9)	(54)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(6)	(11)	3
Other net investment gains (losses)	(457)	47	241
Total net investment gains (losses)	(469)	27	190
Net derivative gains (losses)	(181)	441	(2,345)
Total revenues	6,903	7,896	6,760
Expenses
Policyholder benefits and claims	2,764	3,147	4,321
Interest credited to policyholder account balances	1,062	1,168	1,281
Goodwill impairment	33	66	394
Other expenses	2,754	1,937	2,636
Total expenses	6,613	6,318	8,632
Income (loss) from continuing operations before provision for income tax	290	1,578	(1,872)
Provision for income tax expense (benefit)	(5)	437	(813)
Income (loss) from continuing operations, net of income tax	295	1,141	(1,059)
Income (loss) from discontinued operations, net of income tax	—	—	8
Net income (loss)	$295	$1,141	$(1,051)
See accompanying notes to the consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	2014	2013	2012
Net income (loss)	$295	$1,141	$(1,051)
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	1,953	(2,232)	941
Unrealized gains (losses) on derivatives	244	(206)	3
Foreign currency translation adjustments	(50)	54	101
Other comprehensive income (loss), before income tax	2,147	(2,384)	1,045
Income tax (expense) benefit related to items of other comprehensive income (loss)	(701)	808	(344)
Other comprehensive income (loss), net of income tax	1,446	(1,576)	701
Comprehensive income (loss)	$1,741	$(435)	$(350)
See accompanying notes to the consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Stockholder’s Equity
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at January 1, 2012 (Note 3)	$86	$8,582	$1,034	$1,855	$11,557
Dividend of subsidiary (Note 4)			(347)		(347)
Dividend paid to MetLife, Inc.			(522)		(522)
Capital contribution (Note 3)		2,878			2,878
Net income (loss)			(1,051)		(1,051)
Other comprehensive income (loss), net of income tax (1)				701	701
Balance at December 31, 2012	86	11,460	(886)	2,556	13,216
Dividend paid to MetLife, Inc.			(1,261)		(1,261)
Capital contribution		46			46
Net income (loss)			1,141		1,141
Other comprehensive income (loss), net of income tax				(1,576)	(1,576)
Balance at December 31, 2013	86	11,506	(1,006)	980	11,566
Redemption of common stock	(11)	(895)	(484)		(1,390)
Dividend paid to MetLife, Inc.			(155)		(155)
Capital contribution		244			244
Net income (loss)			295		295
Other comprehensive income (loss), net of income tax				1,446	1,446
Balance at December 31, 2014	$75	$10,855	$(1,350)	$2,426	$12,006
_____________

(1)	Includes amounts related to dividend of subsidiary. See Notes 4 and 13.
See accompanying notes to the consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$295	$1,141	$(1,051)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	30	35	33
Amortization of premiums and accretion of discounts associated with investments, net	(166)	(150)	(170)
(Gains) losses on investments and from sales of businesses, net	469	(27)	(200)
(Gains) losses on derivatives, net	1,443	1,567	3,643
(Income) loss from equity method investments, net of dividends or distributions	(11)	(82)	(43)
Interest credited to policyholder account balances	1,062	1,168	1,281
Universal life and investment-type product policy fees	(3,193)	(3,130)	(3,014)
Goodwill impairment	33	66	394
Change in fair value option securities	—	—	(601)
Change in accrued investment income	124	146	91
Change in premiums, reinsurance and other receivables	(1,479)	(190)	(614)
Change in deferred policy acquisition costs and value of business acquired, net	711	(480)	(154)
Change in income tax	245	691	(798)
Change in other assets	2,258	2,006	1,869
Change in insurance-related liabilities and policy-related balances	1,398	1,198	2,055
Change in other liabilities	1,390	31	308
Other, net	(67)	(6)	—
Net cash provided by (used in) operating activities	4,542	3,984	3,029
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	20,249	20,330	16,647
Equity securities	98	69	60
Mortgage loans	2,428	2,304	1,461
Real estate and real estate joint ventures	28	104	72
Other limited partnership interests	255	153	220
Purchases of:
Fixed maturity securities	(24,520)	(17,068)	(18,153)
Equity securities	(41)	(133)	(60)
Mortgage loans	(343)	(912)	(879)
Real estate and real estate joint ventures	(209)	(201)	(225)
Other limited partnership interests	(345)	(368)	(357)
Cash received in connection with freestanding derivatives	788	258	845
Cash paid in connection with freestanding derivatives	(1,991)	(3,615)	(2,126)
Sale of business, net of cash and cash equivalents disposed of $251, $0 and $0, respectively	451	—	—
Dividend of subsidiary	—	—	(53)
Sales of loans to affiliates	520	—	—
Net change in policy loans	52	(3)	(14)
Net change in short-term investments	3,581	2,060	1,273
Net change in other invested assets	(305)	113	(113)
Other, net	—	3	—
Net cash provided by (used in) investing activities	696	3,094	(1,402)
Cash flows from financing activities
Policyholder account balances:
Deposits	18,581	15,005	16,417
Withdrawals	(21,564)	(16,806)	(16,549)
Net change in payables for collateral under securities loaned and other transactions	703	(3,197)	(1,395)
Long-term debt repaid	(1,379)	(1,009)	(482)
Financing element on certain derivative instruments	(414)	(197)	67
Redemption of common stock	(906)	—	—
Common stock redemption premium	(484)	—	—
Dividends paid to MetLife, Inc.	(155)	(1,261)	(522)
Capital contributions from MetLife, Inc.	231	—	800
Net cash provided by (used in) financing activities	(5,387)	(7,465)	(1,664)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(45)	(41)	(15)
Change in cash and cash equivalents	(194)	(428)	(52)
Cash and cash equivalents, beginning of year	1,400	1,828	1,880
Cash and cash equivalents, end of year	$1,206	$1,400	$1,828
See accompanying notes to the consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Cash Flows — (Continued)
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	2014	2013	2012
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$116	$199	$331
Income tax	$(221)	$(272)	$23
Non-cash transactions:
Disposal of subsidiary: (1)
Assets disposed	$—	$—	$4,857
Liabilities disposed	—	—	(4,567)
Net assets disposed	—	—	290
Cash disposed	—	—	(53)
Dividend of interests in subsidiary	—	—	(237)
(Gain) loss on dividend of interests in subsidiary	$—	$—	$—
Capital contributions from MetLife, Inc.	$13	$46	$2,078
Assignment of senior notes to MetLife, Inc.	$—	$—	$2,000
Transfers of fixed maturity securities to affiliates	$804	$—	$—
Purchase of fixed maturity securities associated with business transfer	$—	$—	$761
Purchase of short-term investments associated with business transfer	$—	$—	$72
Real estate and real estate joint ventures acquired in satisfaction of debt	$—	$—	$50
_____________

(1)	See Note 4.
See accompanying notes to the consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements

1.  Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“MetLife USA” and the “Company” refer to MetLife Insurance Company USA (formerly, MetLife Insurance Company of Connecticut (“MICC”)), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. MetLife Insurance Company USA is a wholly-owned subsidiary of MetLife, Inc. The Company offers individual annuities, individual life insurance, and institutional protection and asset accumulation products.
In November 2014, MetLife Insurance Company of Connecticut re-domesticated from Connecticut to Delaware, changed its name to MetLife Insurance Company USA and merged with its subsidiary, MetLife Investors USA Insurance Company (“MLI-USA”), and its affiliates, MetLife Investors Insurance Company (“MLIIC”) and Exeter Reassurance Company, Ltd. (“Exeter”). See Note 3 for further information on the merger transactions and the prior periods’ adjustments.
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
Consolidation
The accompanying consolidated financial statements include the accounts of MetLife Insurance Company USA and its subsidiaries, as well as partnerships and joint ventures in which the Company has control, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany accounts and transactions have been eliminated.
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.
Discontinued Operations
The results of operations of a component of the Company that has either been disposed of or is classified as held-for-sale are reported in discontinued operations if certain criteria are met. Effective January 1, 2014, the Company early adopted new guidance regarding reporting of discontinued operations for disposals or classifications as held-for-sale that have not been previously reported in the consolidated financial statements. A disposal of a component is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. See “— Adoption of New Accounting Pronouncements.”
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company reports separate account assets at their fair value, which is based on the estimated fair values of the underlying assets comprising the individual separate account portfolios. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the statements of operations. Separate accounts credited with a contractual investment return are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses and the accounting for these investments is consistent with the methodologies described herein for similar financial instruments held within the general account. Unit-linked separate account investments that are directed by contractholders but do not meet one or more of the other above criteria are included in fair value option (“FVO”) securities. See Note 4 for the disposition of MetLife Europe Limited (“MetLife Europe”).
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

Accounting Policy	Note
Insurance	5
Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	6
Reinsurance	7
Investments	8
Derivatives	9
Fair Value	10
Goodwill	11
Income Tax	15
Litigation Contingencies	16
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

MetLife Insurance Company USA
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
Other Policy-Related Balances
Other policy-related balances primarily include assumed affiliated reinsurance payables, affiliated deferred experience refunds, policy and contract claims and unearned revenue liabilities.
The assumed affiliated reinsurance payable relates primarily to reinsurance for certain universal life business assumed from an affiliate, net of other reinsurance.
The affiliated deferred experience refunds relate to the repayment of acquisition costs under an affiliated reinsurance agreement and represent part the net cost of reinsurance for the business reinsured. The deferred experience refund is being amortized consistent with the DAC methodology on the underlying contracts.
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

MetLife Insurance Company USA
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
Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition or renewal of insurance contracts are capitalized as DAC. Such costs include:

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
See Note 6 for additional information on DAC and VOBA amortization.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the financial statements for reporting purposes.
The Company generally has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of sales inducements is included in policyholder benefits and claims. Each year, or more frequently if circumstances indicate a potential recoverability issue exists, the Company reviews deferred sales inducements (“DSI”) to determine the recoverability of the asset.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in other liabilities and deposits made are included within premiums, reinsurance and other receivables. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other revenues or other expenses, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through other revenues or other expenses, as appropriate. Certain assumed GMWB, GMAB and GMIB are also accounted for as embedded derivatives with changes in estimated fair value reported in net derivative gains (losses).
Investments
Net Investment Income and Net Investment Gains (Losses)
Income from investments is reported within net investment income, unless otherwise stated herein. Gains and losses on sales of investments, impairment losses and changes in valuation allowances are reported within net investment gains (losses), unless otherwise stated herein.
Fixed Maturity and Equity Securities
The majority of the Company’s fixed maturity and equity securities are classified as available-for-sale (“AFS”) and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income (loss) (“OCI”), net of policy-related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Investment gains and losses on sales are determined on a specific identification basis.
Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premiums and accretion of discounts. Dividends on equity securities are recognized when declared.
The Company periodically evaluates fixed maturity and equity securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value, as well as an analysis of the gross unrealized losses by severity and/or age as described in Note 8 “— Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities.”
For fixed maturity securities in an unrealized loss position, an other-than-temporary impairment (“OTTI”) is recognized in earnings when it is anticipated that the amortized cost will not be recovered. When either: (i) the Company has the intent to sell the security; or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the OTTI recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exists, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than-credit factors (“noncredit loss”) is recorded in OCI.
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
Mortgage Loans
The Company disaggregates its mortgage loan investments into two portfolio segments: commercial and agricultural. The accounting policies that are applicable to all portfolio segments are presented below and the accounting policies related to each of the portfolio segments are included in Note 8.

MetLife Insurance Company USA
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
Also included in mortgage loans are commercial mortgage loans held by consolidated securitization entities (“CSEs”) for which the FVO was elected, which are stated at estimated fair value. Changes in estimated fair value are recognized in net investment gains (losses) for commercial mortgage loans held by CSEs.
Policy Loans
Policy loans are stated at unpaid principal balances. Interest income is recorded as earned using the contractual interest rate. Generally, accrued interest is capitalized on the policy’s anniversary date. Valuation allowances are not established for policy loans, as they are fully collateralized by the cash surrender value of the underlying insurance policies. Any unpaid principal and accrued interest is deducted from the cash surrender value or the death benefit prior to settlement of the insurance policy.
Real Estate
Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful life of the asset (typically 20 to 55 years). Rental income is recognized on a straight-line basis over the term of the respective leases. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds its estimated fair value. Properties whose carrying values are greater than their undiscounted cash flows are written down to their estimated fair value, which is generally computed using the present value of expected future cash flows discounted at a rate commensurate with the underlying risks.
Real estate for which the Company commits to a plan to sell within one year and actively markets in its current condition for a reasonable price in comparison to its estimated fair value is classified as held-for-sale. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less expected disposition costs and is not depreciated.
Real Estate Joint Ventures and Other Limited Partnership Interests
The Company uses the equity method of accounting for equity securities when it has significant influence or at least 20% interest and for real estate joint ventures and other limited partnership interests (“investees”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations, but does not have a controlling financial interest. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Other Invested Assets
Other invested assets consist principally of the following:

•	Freestanding derivatives with positive estimated fair values which are described in “— Derivatives” below.

•
Funds withheld which represent a receivable for amounts contractually withheld by ceding companies in accordance with reinsurance agreements. The Company recognizes interest on funds withheld at rates defined by the terms of the agreement which may be contractually specified or directly related to the underlying investments.

•
Tax credit and renewable energy partnerships which derive a significant source of investment return in the form of income tax credits or other tax incentives. Where tax credits are guaranteed by a creditworthy third party, the investment is accounted for under the effective yield method. Otherwise, the investment is accounted for under the equity method.

•	Investments in operating joint ventures that engage in insurance underwriting activities and are accounted for under the equity method.

•
Leveraged leases which are recorded net of non-recourse debt. Income is recognized by applying the leveraged lease’s estimated rate of return to the net investment in the lease. The Company regularly reviews residual values for impairment.

•	Loans to affiliates which are stated at unpaid principal balance and adjusted for any unamortized premium or discount.
Securities Lending Program
Securities lending transactions, whereby blocks of securities are loaned to third parties, primarily brokerage firms and commercial banks, are treated as financing arrangements and the associated liability is recorded at the amount of cash received. The Company obtains collateral at the inception of the loan, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, and maintains it at a level greater than or equal to 100% for the duration of the loan. The Company is liable to return to the counterparties the cash collateral received. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, unless the counterparty is in default, and is not reflected in the Company’s financial statements. The Company monitors the estimated fair value of the securities loaned on a daily basis and additional collateral is obtained as necessary. Income and expenses associated with securities lending transactions are reported as investment income and investment expense, respectively, within net investment income.
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

MetLife Insurance Company USA
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

MetLife Insurance Company USA
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
Such embedded derivatives are carried in the balance sheets at estimated fair value with the host contract and changes in their estimated fair value are generally reported in net derivative gains (losses) except for those in policyholder benefits and claims related to ceded reinsurance of GMIB. If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income if that contract contains an embedded derivative that requires bifurcation. At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Employee Benefit Plans
Pension, postretirement and postemployment benefits are provided to associates under plans sponsored and administered by Metropolitan Life Insurance Company (“MLIC”), an affiliate of the Company. The Company’s obligation and expense related to these benefits is limited to the amount of associated expense allocated from MLIC.
Income Tax
MetLife Insurance Company USA and its includable subsidiaries join with MetLife, Inc. and its includable subsidiaries in filing a consolidated U.S. life and non-life federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended. Current taxes (and the benefits of tax attributes such as losses) are allocated to MetLife Insurance Company USA and its subsidiaries under the consolidated tax return regulations and a tax sharing agreement. Under the consolidated tax return regulations, MetLife, Inc. has elected the “percentage method” (and 100% under such method) of reimbursing companies for tax attributes e.g. net operating losses. As a result, 100% of tax attributes are reimbursed by MetLife, Inc. to the extent that consolidated federal income tax of the consolidated federal tax return group is reduced in a year by tax attributes. On an annual basis, each of the profitable subsidiaries pays to MetLife, Inc. the federal income tax which it would have paid based upon that year’s taxable income. If MetLife Insurance Company USA or its includable subsidiaries has current or prior deductions and credits (including but not limited to losses) which reduce the consolidated tax liability of the consolidated federal tax return group, the deductions and credits are characterized as realized (or realizable) by MetLife Insurance Company USA and its includable subsidiaries when those tax attributes are realized (or realizable) by the consolidated federal tax return group, even if MetLife Insurance Company USA or its includable subsidiaries would not have realized the attributes on a stand-alone basis under a “wait and see” method.
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
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, the Company considers many factors, including:

•	the nature, frequency, and amount of cumulative financial reporting income and losses in recent years;

•	the jurisdiction in which the deferred tax asset was generated;

•	the length of time that carryforward can be utilized in the various taxing jurisdiction;

•	future taxable income exclusive of reversing temporary differences and carryforwards;

•	future reversals of existing taxable temporary differences;

•	taxable income in prior carryback years; and

•	tax planning strategies.
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

MetLife Insurance Company USA
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
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. Estimated lives generally range from five to 10 years for leasehold improvements, and from three to seven years for all other property and equipment. The net book value of the property, equipment and leasehold improvements was insignificant at both December 31, 2014 and 2013.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $235 million and $215 million at December 31, 2014 and 2013, respectively. Accumulated amortization of capitalized software was $107 million and $105 million at December 31, 2014 and 2013, respectively. Related amortization expense was $2 million, $7 million and $12 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Other Revenues
Other revenues primarily include, in addition to items described elsewhere herein, fee income on financial reinsurance agreements and broker-dealer fees.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncements
Effective November 18, 2014, the Company adopted new guidance on when, if ever, the cost of acquiring an entity should be used to establish a new accounting basis (“pushdown”) in the acquired entity’s separate financial statements. The guidance provides an acquired entity and its subsidiaries with an irrevocable option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. If a reporting entity elects to apply pushdown accounting, its stand-alone financial statements would reflect the acquirer’s new basis in the acquired entity’s assets and liabilities. The election to apply pushdown accounting should be determined by an acquired entity for each individual change-in-control event in which an acquirer obtains control of the acquired entity; however, an entity that does not elect to apply pushdown accounting in the period of a change-in-control can later elect to retrospectively apply pushdown accounting to the most recent change-in-control transaction as a change in accounting principle. The new guidance did not have a material impact on the financial statements upon adoption.
Effective January 1, 2014, the Company early adopted new guidance regarding reporting of discontinued operations and disclosures of disposals of components of an entity. The guidance increases the threshold for a disposal to qualify as a discontinued operation, expands the disclosures for discontinued operations and requires new disclosures for certain disposals that do not meet the definition of a discontinued operation. Disposals must now represent a strategic shift that has or will have a major effect on the entity’s operations and financial results to qualify as discontinued operations. As discussed in Note 4, the Company sold its wholly-owned subsidiary, MetLife Assurance Limited (“MAL”). As a result of the adoption of this new guidance, the results of operations of MAL and the loss on sale have been included in income from continuing operations.
Effective July 17, 2013, the Company adopted guidance regarding derivatives that permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the United States Treasury and London Interbank Offered Rate (“LIBOR”). Also, this new guidance removes the restriction on using different benchmark rates for similar hedges. The new guidance did not have a material impact on the financial statements upon adoption.
Effective January 1, 2013, the Company adopted guidance regarding comprehensive income that requires an entity to provide information about the amounts reclassified out of accumulated OCI (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption was prospectively applied and resulted in additional disclosures in Note 13.
Effective January 1, 2013, the Company adopted guidance regarding balance sheet offsetting disclosures which requires an entity to disclose information about offsetting and related arrangements for derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions, to enable users of its financial statements to understand the effects of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The adoption was retrospectively applied and resulted in additional disclosures related to derivatives in Note 9.
On January 1, 2012, the Company adopted guidance regarding accounting for DAC, which was retrospectively applied. The guidance specifies that only costs related directly to successful acquisition of new or renewal contracts can be capitalized as DAC; all other acquisition-related costs must be expensed as incurred. As a result, certain sales manager compensation and administrative costs previously capitalized by the Company will no longer be deferred.
On January 1, 2012, the Company adopted guidance regarding comprehensive income, which was retrospectively applied, that provides companies with the option to present the total of comprehensive income, components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements in annual financial statements. The standard eliminates the option to present components of OCI as part of the statement of changes in stockholder’s equity. The Company adopted the two-statement approach for annual financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Effective January 1, 2012, the Company adopted guidance on goodwill impairment testing that simplifies how an entity tests goodwill for impairment. This new guidance allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it needs to perform the quantitative two-step goodwill impairment test. Only if an entity determines, based on qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value will it be required to calculate the fair value of the reporting unit. The qualitative assessment is optional and the Company is permitted to bypass it for any reporting unit in any period and begin its impairment analysis with the quantitative calculation. The Company is permitted to perform the qualitative assessment in any subsequent period.
Effective January 1, 2012, the Company adopted guidance regarding fair value measurements that establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. Some of the amendments clarify the Financial Accounting Standards Board’s (“FASB”) intent on the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption did not have a material impact on the Company’s financial statements other than the expanded disclosures in Note 10.
Future Adoption of New Accounting Pronouncements
In February 2015, the FASB issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In June 2014, the FASB issued new guidance on transfers and servicing (ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure), effective prospectively for fiscal years beginning after December 15, 2014 and interim periods within those years. The new guidance requires that repurchase-to-maturity transactions and repurchase financing arrangements be accounted for as secured borrowings and provides for enhanced disclosures, including the nature of collateral pledged and the time to maturity. Certain interim period disclosures for repurchase agreements and securities lending transactions are not required until the second quarter of 2015. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)), effective retrospectively for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption of this standard is not permitted. The new guidance will supersede nearly all existing revenue recognition guidance under GAAP; however, it will not impact the accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In January 2014, the FASB issued new guidance regarding investments (ASU 2014-01, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects), effective retrospectively for fiscal years beginning after December 15, 2014 and interim reporting periods within those years. The new guidance is applicable to investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Under the guidance, an entity that meets certain conditions is permitted to make an accounting policy election to amortize the initial cost of its investment in proportion to the tax credits and other tax benefits received, and recognize the net investment performance on the statement of operations as a component of income tax expense (benefit).The adoption of this new guidance will not have an impact on the Company’s consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

2.  Segment Information
The Company is organized into two segments: Retail and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other.
Retail
The Retail segment offers a broad range of protection products and a variety of annuities primarily to individuals, and is organized into two businesses: Annuities and Life & Other. Annuities includes a variety of variable, fixed and equity index-linked annuities which provide for both asset accumulation and asset distribution needs. Life & Other insurance products and services include variable life, universal life, term life and whole life products, as well as individual disability income products. Additionally, through broker-dealer affiliates, the Company offers a full range of mutual funds and other securities products.
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
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments, various start-up businesses (including direct and digital marketing products), run-off businesses, the Company’s ancillary international operations and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes assumed reinsurance of certain variable annuity products from a former affiliated operating joint venture in Japan. Under this in-force reinsurance agreement, the Company reinsures living and death benefit guarantees issued in connection with variable annuity products. Additionally, Corporate & Other includes a reinsurance agreement to assume certain blocks of indemnity reinsurance from an affiliate. These reinsurance agreements were recaptured effective November 1, 2014. Corporate & Other also includes the elimination of intersegment amounts.
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

MetLife Insurance Company USA
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
In the first quarter of 2014, the Company began reporting the operations of MAL as divested business. See Note 4.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2014, 2013 and 2012 and at December 31, 2014 and 2013. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife, Inc.’s and the Company’s business.
MetLife, Inc.’s economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon and applying an industry standard method for the inclusion of diversification benefits among risk types. MetLife, Inc.’s management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards.
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
Effective January 1, 2015, the Company implemented certain segment reporting changes related to the measurement of segment operating earnings, including revising the Company’s capital allocation methodology. The changes will be applied retrospectively beginning with the first quarter of 2015. The changes will not impact total consolidated operating earnings or net income.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2014	Retail	Corporate Benefit Funding (1)	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,080	$(26)	$96	$1,150	$2	$1,152
Universal life and investment-type product policy fees	2,700	33	146	2,879	314	3,193
Net investment income	2,062	896	(211)	2,747	(78)	2,669
Other revenues	532	5	1	538	1	539
Net investment gains (losses)	—	—	—	—	(469)	(469)
Net derivative gains (losses)	—	—	—	—	(181)	(181)
Total revenues	6,374	908	32	7,314	(411)	6,903
Expenses
Policyholder benefits and claims	1,768	390	55	2,213	551	2,764
Interest credited to policyholder account balances	943	116	—	1,059	3	1,062
Goodwill impairment	—	—	—	—	33	33
Capitalization of DAC	(221)	(1)	(57)	(279)	—	(279)
Amortization of DAC and VOBA	678	2	22	702	288	990
Interest expense on debt	5	—	68	73	36	109
Other expenses	1,722	28	172	1,922	12	1,934
Total expenses	4,895	535	260	5,690	923	6,613
Provision for income tax expense (benefit)	518	129	(227)	420	(425)	(5)
Operating earnings	$961	$244	$(1)	1,204
Adjustments to:
Total revenues				(411)
Total expenses				(923)
Provision for income tax (expense) benefit				425
Income (loss) from continuing operations, net of income tax				$295		$295
______________

(1)	Premiums and policyholder benefits and claims both include ($87) million of ceded reinsurance with MLIC related to merger transactions. See Notes 3 and 7.

At December 31, 2014	Retail	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total assets	$175,336	$25,080	$5,447	$205,863
Separate account assets	$106,667	$2,194	$—	$108,861
Separate account liabilities	$106,667	$2,194	$—	$108,861

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2013	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$469	$92	$36	$597	$92	$689
Universal life and investment-type product policy fees	2,648	35	179	2,862	268	3,130
Net investment income	2,019	1,002	(151)	2,870	129	2,999
Other revenues	605	5	—	610	—	610
Net investment gains (losses)	—	—	—	—	27	27
Net derivative gains (losses)	—	—	—	—	441	441
Total revenues	5,741	1,134	64	6,939	957	7,896
Expenses
Policyholder benefits and claims	1,087	527	13	1,627	1,520	3,147
Interest credited to policyholder account balances	1,034	139	—	1,173	(5)	1,168
Goodwill impairment	—	—	—	—	66	66
Capitalization of DAC	(483)	(2)	(27)	(512)	—	(512)
Amortization of DAC and VOBA	586	5	1	592	(387)	205
Interest expense on debt	5	—	68	73	122	195
Other expenses	1,935	17	78	2,030	19	2,049
Total expenses	4,164	686	133	4,983	1,335	6,318
Provision for income tax expense (benefit)	585	156	(129)	612	(175)	437
Operating earnings	$992	$292	$60	1,344
Adjustments to:
Total revenues				957
Total expenses				(1,335)
Provision for income tax (expense) benefit				175
Income (loss) from continuing operations, net of income tax				$1,141		$1,141

At December 31, 2013	Retail	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total assets	$171,355	$31,300	$8,646	$211,301
Separate account assets	$107,726	$2,088	$—	$109,814
Separate account liabilities	$107,726	$2,088	$—	$109,814

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2012	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$571	$73	$1,015	$1,659	$556	$2,215
Universal life and investment-type product policy fees	2,530	29	195	2,754	260	3,014
Net investment income	1,828	1,016	(19)	2,825	235	3,060
Other revenues	621	5	—	626	—	626
Net investment gains (losses)	—	—	—	—	190	190
Net derivative gains (losses)	—	—	—	—	(2,345)	(2,345)
Total revenues	5,550	1,123	1,191	7,864	(1,104)	6,760
Expenses
Policyholder benefits and claims	1,001	496	1,101	2,598	1,723	4,321
Interest credited to policyholder account balances	1,073	166	—	1,239	42	1,281
Goodwill impairment	—	—	—	—	394	394
Capitalization of DAC	(869)	(5)	(34)	(908)	—	(908)
Amortization of DAC and VOBA	720	10	3	733	1	734
Interest expense on debt	5	—	149	154	163	317
Other expenses	2,371	21	77	2,469	24	2,493
Total expenses	4,301	688	1,296	6,285	2,347	8,632
Provision for income tax expense (benefit)	433	151	(111)	473	(1,286)	(813)
Operating earnings	$816	$284	$6	1,106
Adjustments to:
Total revenues				(1,104)
Total expenses				(2,347)
Provision for income tax (expense) benefit				1,286
Income (loss) from continuing operations, net of income tax				$(1,059)		$(1,059)
The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Annuities	$3,926	$3,486	$4,739
Life insurance	953	937	1,109
Accident and health insurance	5	6	7
Total	$4,884	$4,429	$5,855

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

2. Segment Information (continued)

The following table presents total premiums, universal life and investment-type product policy fees and other revenues associated with the Company’s U.S. and foreign operations:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
U.S.	$4,712	$4,158	$4,089
Foreign:
United Kingdom	63	128	1,608
Other	109	143	158
Total	$4,884	$4,429	$5,855
Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2014, 2013 and 2012.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements

3.  Mergers
In November 2014, MetLife Insurance Company of Connecticut, a wholly-owned subsidiary of MetLife, Inc., re-domesticated from Connecticut to Delaware, changed its name to MetLife Insurance Company USA and merged with its subsidiary, MLI-USA, and its affiliate, MLIIC, each a U.S. insurance company that issued variable annuity products in addition to other products, and Exeter, a former offshore, reinsurance subsidiary of MetLife, Inc. and affiliate of MICC that mainly reinsured guarantees associated with variable annuity products (the “Mergers”). The surviving entity of the Mergers was MetLife USA. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013. Prior to the Mergers, 40,000,000 authorized shares of common stock, of which 30,000,000 shares were issued and outstanding, were converted to 4,000 authorized shares of common stock, of which 3,000 shares were issued and outstanding.
Prior to the Mergers, effective January 1, 2014, following receipt of New York State Department of Financial Services (the “Department of Financial Services”) approval, MetLife Insurance Company of Connecticut withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MetLife Insurance Company of Connecticut reinsured with MLIC, an affiliate, all existing New York insurance policies and annuity contracts that include a separate account feature and deposited investments with an estimated fair market value of $6.3 billion into a custodial account to secure MetLife Insurance Company of Connecticut’s remaining New York policyholder liabilities not covered by such reinsurance. Also prior to the Mergers, certain risks ceded to Exeter were recaptured. See Note 7 for information regarding additional reinsurance transactions. See Notes 8, 9 and 11 for information regarding additional transactions in connection with the Mergers.
The Mergers represent a transaction among entities under common control and have been accounted for in a manner similar to the pooling-of-interests method, which requires that the merged entities be combined at their historical cost. The Company’s consolidated financial statements and related footnotes are presented as if the transaction occurred at the beginning of the earliest date presented and the prior periods have been retrospectively adjusted.
Information regarding adjustments to stockholder's equity upon the consummation of the Mergers is as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
	(In millions)
Balance of MICC’s equity at January 1, 2012	$86	$6,673	$1,081	$1,771	$9,611
Balance of MLIIC’s equity at January 1, 2012	6	636	541	35	1,218
Balance of Exeter’s equity at January 1, 2012	13	1,253	(801)	49	514
Mergers adjustments (1)	(19)	20	213	—	214
Balance of MetLife USA’s equity at January 1, 2012	$86	$8,582	$1,034	$1,855	$11,557
______________

(1)
Includes a reclassification from common stock to additional paid-in capital to eliminate MLIIC’s and Exeter’s common stock and an adjustment to retained earnings to eliminate reinsurance transactions among the merging companies.

During 2012, Exeter issued $2.0 billion of preferred stock to MetLife, Inc. in exchange for MetLife, Inc.’s assumption of $2.0 billion of Exeter’s senior notes. In November 2014, upon the consummation of the Mergers, the outstanding preferred stock of Exeter was canceled. Consequently, MetLife, Inc.’s preferred capital stock investment was added to its common capital stock investment in MetLife USA. See Note 13 for information regarding additional equity transactions.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements

4.  Dispositions
2014 Disposition
In May 2014, the Company completed the sale of its wholly-owned subsidiary, MAL, for $702 million (£418 million) in net cash consideration. As a result of the sale, a loss of $608 million ($436 million, net of income tax), was recorded for the year ended December 31, 2014, which includes a reduction to goodwill of $112 million ($94 million, net of income tax). The loss is reflected within net investment gains (losses) on the consolidated statements of operations and comprehensive income (loss). Compared to the expected loss at the time of the sales agreement, the actual loss on the sale was increased by net income from MAL of $77 million for the year ended December 31, 2014. MAL’s results of operations are included in continuing operations. They were historically included in the Corporate Benefit Funding segment.
2012 Disposition
In June 2012, the Company distributed all of the issued and outstanding shares of common stock of its wholly-owned subsidiary, MetLife Europe to its stockholders as an in-kind dividend. The net book value of MetLife Europe at the time of the dividend was $290 million which was recorded as a dividend of retained earnings of $347 million and an increase to OCI of $57 million, net of income tax. As of the date of dividend, the Company no longer consolidates the assets, liabilities and operations of MetLife Europe. The net income of MetLife Europe was not material to the Company for the periods prior to the dividend. The results of MetLife Europe were reported in Corporate & Other.
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
There was no income (loss) from discontinued operations, net of income tax, for both of the years ended December 31, 2014 and 2013.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements

5.  Insurance
Insurance Liabilities
Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, are comprised of future policy benefits, PABs and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2014	2013
	(In millions)
Retail	$42,974	$41,020
Corporate Benefit Funding	17,544	22,627
Corporate & Other	6,767	8,475
Total	$67,285	$72,122
See Note 7 for discussion of affiliated reinsurance liabilities included in the table above.
Future policy benefits are measured as follows:

Product Type:	Measurement Assumptions:
Participating life
Aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate of 4%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts); and (ii) the liability for terminal dividends.

Nonparticipating life
Aggregate of the present value of expected future benefit payments and related expenses less the present value of expected future net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rate assumptions for the aggregate future policy benefit liabilities range from 3% to 8%.

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
Participating business represented 6% and 3% of the Company’s life insurance in-force at December 31, 2014 and 2013, respectively. Participating policies represented 39%, 36% and 28% of gross life insurance premiums for the years ended December 31, 2014, 2013 and 2012, respectively.
PABs are equal to: (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest, ranging from 1% to 8%, less expenses, mortality charges and withdrawals; and (iii) fair value adjustments relating to business combinations.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

5. Insurance (continued)

Guarantees
The Company issues variable annuity products with guaranteed minimum benefits. The non-life contingent portion of GMWBs and the portion of certain GMIBs that does not require annuitization are accounted for as embedded derivatives in PABs and are further discussed in Note 9. Guarantees accounted for as insurance liabilities include:

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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

5. Insurance (continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	GMDBs	GMIBs	Secondary Guarantees	Total
	(In millions)
Direct
Balance at January 1, 2012	$180	$528	$1,036	$1,744
Incurred guaranteed benefits	119	499	332	950
Paid guaranteed benefits	(39)	—	—	(39)
Balance at December 31, 2012	260	1,027	1,368	2,655
Incurred guaranteed benefits	166	128	416	710
Paid guaranteed benefits	(22)	—	—	(22)
Balance at December 31, 2013	404	1,155	1,784	3,343
Incurred guaranteed benefits (1)	231	285	590	1,106
Paid guaranteed benefits	(24)	—	—	(24)
Balance at December 31, 2014	$611	$1,440	$2,374	$4,425
Net Ceded/(Assumed)
Balance at January 1, 2012	$(163)	$(65)	$727	$499
Incurred guaranteed benefits	(100)	(69)	258	89
Paid guaranteed benefits	45	—	—	45
Balance at December 31, 2012	(218)	(134)	985	633
Incurred guaranteed benefits	(26)	(21)	327	280
Paid guaranteed benefits	39	—	—	39
Balance at December 31, 2013	(205)	(155)	1,312	952
Incurred guaranteed benefits (1)	175	98	477	750
Paid guaranteed benefits	1	—	—	1
Balance at December 31, 2014	$(29)	$(57)	$1,789	$1,703
Net
Balance at January 1, 2012	$343	$593	$309	$1,245
Incurred guaranteed benefits	219	568	74	861
Paid guaranteed benefits	(84)	—	—	(84)
Balance at December 31, 2012	478	1,161	383	2,022
Incurred guaranteed benefits	192	149	89	430
Paid guaranteed benefits	(61)	—	—	(61)
Balance at December 31, 2013	609	1,310	472	2,391
Incurred guaranteed benefits (1)	56	187	113	356
Paid guaranteed benefits	(25)	—	—	(25)
Balance at December 31, 2014	$640	$1,497	$585	$2,722
______________

(1)	See Note 7.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

5. Insurance (continued)

Account balances of contracts with insurance guarantees were invested in separate account asset classes as follows at:

	December 31,
	2014	2013
	(In millions)
Fund Groupings:
Balanced	$55,287	$49,149
Equity	43,430	50,645
Bond	5,226	4,820
Money Market	801	887
Total	$104,744	$105,501
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
The amounts in the table below include direct business, but exclude offsets from hedging or reinsurance, if any. See Note 7 for a discussion of certain living and death benefit guarantees which have been reinsured. Therefore, the NARs presented below reflect the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company.
Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	December 31,
	2014		2013
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value	$112,298	$64,550	$129,284	$65,753
Separate account value	$107,261	$63,206	$108,478	$64,275
Net amount at risk	$3,151	$1,297	$3,148	$678
Average attained age of contractholders	65 years	65 years	64 years	64 years

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

5. Insurance (continued)

	December 31,
	2014	2013
	Secondary Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$6,702	$6,915
Net amount at risk	$91,204	$96,974
Average attained age of policyholders	59 years	58 years
______________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
Obligations Under Funding Agreements
The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2014, 2013 and 2012, the Company issued $12.2 billion, $10.9 billion and $10.3 billion, respectively, and repaid $13.9 billion, $11.7 billion and $9.6 billion, respectively, of such funding agreements. At December 31, 2014 and 2013, liabilities for funding agreements outstanding, which are included in PABs, were $3.5 billion and $5.3 billion, respectively.
MetLife Insurance Company USA, is a member of regional banks in the Federal Home Loan Bank (“FHLB”) system (“FHLBanks”). Holdings of common stock of FHLBanks, included in equity securities, were as follows at:

	December 31,
	2014	2013
	(In millions)
FHLB of Boston	$55	$64
FHLB of Des Moines	$16	$26
FHLB of Pittsburgh	$24	$20
The Company has also entered into funding agreements with FHLBanks and the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The liability for such funding agreements is included in PABs. Information related to such funding agreements was as follows at:

	Liability		Collateral
	December 31,
	2014	2013	2014		2013
	(In millions)
FHLB of Boston (1)	$575	$450	$666	(2)	$808	(2)
FHLB of Des Moines (1)	$405	$405	$546	(2)	$477	(2)
Farmer Mac (3)	$200	$200	$231		$230
FHLB of Pittsburgh (1)	$185	$200	$1,154	(2)	$602	(2)
______________

MetLife Insurance Company USA
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

MetLife Insurance Company USA
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

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Balance at January 1,	$1,325	$1,216	$1,079
Less: Reinsurance recoverables	1,235	1,124	980
Net balance at January 1,	90	92	99
Incurred related to:
Current year	3	5	5
Prior years (1)	2	4	(2)
Total incurred	5	9	3
Paid related to:
Current year	—	—	—
Prior years	(12)	(11)	(10)
Total paid	(12)	(11)	(10)
Net balance at December 31,	83	90	92
Add: Reinsurance recoverables	1,400	1,235	1,124
Balance at December 31,	$1,483	$1,325	$1,216
______________

(1)
During 2014, 2013 and 2012, claims and claim adjustment expenses associated with prior years changed due to differences between the actual benefits paid and expected benefits owed during those periods.

Separate Accounts
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $108.7 billion and $109.6 billion at December 31, 2014 and 2013, respectively, for which the policyholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $187 million and $179 million at December 31, 2014 and 2013, respectively. The latter category consists of bank owned life insurance contracts. The average interest rate credited on these contracts was 2.52% and 2.59% at December 31, 2014 and 2013, respectively.
For the years ended December 31, 2014, 2013 and 2012, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

6.  Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
See Note 1 for a description of capitalized acquisition costs.
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
Participating, Dividend-Paying Traditional Contracts
The Company amortizes DAC related to these contracts over the estimated lives of the contracts in proportion to actual and expected future gross margins. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The future gross margins are dependent principally on investment returns, policyholder dividend scales, mortality, persistency, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns, expenses, persistency and other factor changes, as well as policyholder dividend scales, are reasonably likely to impact significantly the rate of DAC amortization. Each reporting period, the Company updates the estimated gross margins with the actual gross margins for that period. When the actual gross margins change from previously estimated gross margins, the cumulative DAC amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross margins exceed those previously estimated, the DAC amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross margins are below the previously estimated gross margins. Each reporting period, the Company also updates the actual amount of business in-force, which impacts expected future gross margins. When expected future gross margins are below those previously estimated, the DAC amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross margins are above the previously estimated expected future gross margins. Each period, the Company also reviews the estimated gross margins for each block of business to determine the recoverability of DAC balances.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
DAC
Balance at January 1,	$4,795	$4,086	$3,893
Capitalizations	279	512	908
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	(152)	219	(15)
Other expenses	(699)	(287)	(513)
Total amortization	(851)	(68)	(528)
Unrealized investment gains (losses)	(61)	83	(28)
Disposition and other (1), (2)	—	182	(159)
Balance at December 31,	4,162	4,795	4,086
VOBA
Balance at January 1,	896	718	1,072
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	(1)	5	—
Other expenses	(138)	(142)	(206)
Total amortization	(139)	(137)	(206)
Unrealized investment gains (losses)	(29)	315	(148)
Balance at December 31,	728	896	718
Total DAC and VOBA
Balance at December 31,	$4,890	$5,691	$4,804
______________

(1)
The year ended December 31, 2013 includes $182 million that was reclassified to DAC from premiums, reinsurance and other receivables. The amounts reclassified relate to an affiliated reinsurance agreement accounted for using the deposit method of accounting and represent the DAC amortization on the expense allowances ceded on the agreement from inception. These amounts were previously included in the calculated value of the deposit receivable on this agreement and recorded within premiums, reinsurance and other receivables.

(2)	See Note 4 for information on the disposition of a subsidiary.
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2014	2013
	(In millions)
Retail	$4,824	$5,659
Corporate Benefit Funding	5	6
Corporate & Other	61	26
Total	$4,890	$5,691

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding other intangibles was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
DSI
Balance at January 1,	$619	$633	$656
Capitalization	4	6	22
Amortization	(73)	(20)	(45)
Unrealized investment gains (losses)	(28)	—	—
Balance at December 31,	$522	$619	$633

VODA and VOCRA
Balance at January 1,	$159	$175	$190
Amortization	(17)	(16)	(15)
Balance at December 31,	$142	$159	$175
Accumulated amortization	$98	$81	$65
The estimated future amortization expense to be reported in other expenses for the next five years is as follows:

	VOBA	VODA and VOCRA
	(In millions)
2015	$158	$17
2016	$130	$15
2017	$105	$14
2018	$87	$13
2019	$69	$12

MetLife Insurance Company USA
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
Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed in Note 8.
Retail
The Company’s Retail Annuities business currently reinsures 90% of certain fixed annuities to an affiliate. The Company also reinsures portions of the living and death benefit guarantees issued in connection with certain variable annuities to unaffiliated reinsurers. Under these reinsurance agreements, the Company pays a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. The Company also assumes 100% of the living and death benefit guarantees issued in connection with certain variable annuities issued by certain affiliates.
For its Retail Life & Other insurance products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. The Company currently reinsures 100% of the mortality risk in excess of $100,000 per life for most new policies and reinsures up to 100% of the mortality risk for certain other policies. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. The Company also reinsures portions of certain whole life, level premium term and universal life policies with secondary death benefit guarantees to certain affiliates. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time.
Corporate Benefit Funding
The Company’s Corporate Benefit Funding segment has periodically engaged in reinsurance activities, on an opportunistic basis. The impact of these activities on the financial results of this segment has not been significant and there were no significant transactions during the periods presented.
Corporate & Other
The Company reinsures, through 100% quota share reinsurance agreements, certain run-off LTC and workers’ compensation business written by the Company.
The Company also assumes risk on certain client arrangements from both foreign affiliates and unaffiliated companies. This reinsurance activity relates to risk-sharing agreements and multinational pooling.
Catastrophe Coverage
The Company has exposure to catastrophes, which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2014 and 2013, were not significant.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Reinsurance (continued)

The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $2.3 billion and $2.1 billion of unsecured unaffiliated reinsurance recoverable balances at December 31, 2014 and 2013, respectively.
At December 31, 2014, the Company had $8.1 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $7.1 billion, or 87%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.3 billion of net unaffiliated ceded reinsurance recoverables which were unsecured. At December 31, 2013, the Company had $7.7 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $6.8 billion, or 88%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.2 billion of net unaffiliated ceded reinsurance recoverables which were unsecured.
The amounts in the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Premiums
Direct premiums	$2,226	$1,590	$2,075
Reinsurance assumed	94	73	962
Reinsurance ceded	(1,168)	(974)	(822)
Net premiums	$1,152	$689	$2,215
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$3,610	$3,492	$3,210
Reinsurance assumed	398	398	390
Reinsurance ceded	(815)	(760)	(586)
Net universal life and investment-type product policy fees	$3,193	$3,130	$3,014
Other revenues
Direct other revenues	$259	$284	$256
Reinsurance assumed	28	1	23
Reinsurance ceded	252	325	347
Net other revenues	$539	$610	$626
Policyholder benefits and claims
Direct policyholder benefits and claims	$4,797	$4,693	$4,756
Reinsurance assumed	263	149	1,180
Reinsurance ceded	(2,296)	(1,695)	(1,615)
Net policyholder benefits and claims	$2,764	$3,147	$4,321
Interest credited to policyholder account balances
Direct interest credited to policyholder account balances	$1,125	$1,202	$1,303
Reinsurance assumed	76	91	87
Reinsurance ceded	(139)	(125)	(109)
Net interest credited to policyholder account balances	$1,062	$1,168	$1,281
Other expenses
Direct other expenses	$2,524	$1,861	$2,428
Reinsurance assumed	106	19	88
Reinsurance ceded	124	57	120
Net other expenses	$2,754	$1,937	$2,636

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Reinsurance (continued)

The amounts in the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2014				2013
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$516	$57	$20,986	$21,559	$471	$177	$18,905	$19,553
Deferred policy acquisition costs and value of business acquired	5,367	246	(723)	4,890	6,013	294	(616)	5,691
Total assets	$5,883	$303	$20,263	$26,449	$6,484	$471	$18,289	$25,244
Liabilities
Future policy benefits	$27,242	$1,237	$—	$28,479	$28,407	$2,196	$—	$30,603
Policyholder account balances	34,659	827	—	35,486	36,201	1,188	—	37,389
Other policy-related balances	866	1,691	763	3,320	815	2,504	811	4,130
Other liabilities	2,469	63	5,412	7,944	3,992	173	4,143	8,308
Total liabilities	$65,236	$3,818	$6,175	$75,229	$69,415	$6,061	$4,954	$80,430
In November 2014, prior to the Mergers, guaranteed minimum benefit guarantees on certain variable annuities previously ceded to Exeter from an unaffiliated foreign company were recaptured. As a result of this recapture, the significant impacts to the Company were decreases in future policy benefits of $101 million, in other policy-related balances of $1.2 billion, in cash and cash equivalents of $705 million and in other invested assets of $553 million.
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $6.2 billion and $5.8 billion at December 31, 2014 and 2013, respectively. The deposit liabilities on reinsurance were $1 million at both December 31, 2014 and 2013.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Reinsurance (continued)

Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain MetLife, Inc. subsidiaries, including MLIC, MetLife Reinsurance Company of South Carolina, First MetLife Investors Insurance Company (“First MetLife”), General American Life Insurance Company, MetLife Europe, MetLife Reinsurance Company of Vermont, New England Life Insurance Company (“NELICO”), MetLife Reinsurance Company of Delaware (“MRD”) and Delaware American Life Insurance Company, all of which are related parties.
Information regarding the significant effects of affiliated reinsurance included in the consolidated statements of operations was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Premiums
Reinsurance assumed	$55	$28	$912
Reinsurance ceded	(830)	(638)	(477)
Net premiums	$(775)	$(610)	$435
Universal life and investment-type product policy fees
Reinsurance assumed	$291	$259	$235
Reinsurance ceded	(361)	(344)	(227)
Net universal life and investment-type product policy fees	$(70)	$(85)	$8
Other revenues
Reinsurance assumed	$28	$1	$23
Reinsurance ceded	252	325	347
Net other revenues	$280	$326	$370
Policyholder benefits and claims
Reinsurance assumed	$229	$137	$1,064
Reinsurance ceded	(942)	(673)	(581)
Net policyholder benefits and claims	$(713)	$(536)	$483
Interest credited to policyholder account balances
Reinsurance assumed	$76	$91	$87
Reinsurance ceded	(139)	(125)	(109)
Net interest credited to policyholder account balances	$(63)	$(34)	$(22)
Other expenses
Reinsurance assumed	$92	$33	$45
Reinsurance ceded	156	94	159
Net other expenses	$248	$127	$204

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Reinsurance (continued)

Information regarding the significant effects of affiliated reinsurance included in the consolidated balance sheets was as follows at:

	December 31,
	2014		2013
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$45	$12,718	$143	$11,105
Deferred policy acquisition costs and value of business acquired	164	(707)	203	(600)
Total assets	$209	$12,011	$346	$10,505
Liabilities
Future policy benefits	$593	$—	$1,480	$—
Policyholder account balances	827	—	(74)	—
Other policy-related balances	1,689	763	2,496	811
Other liabilities	16	5,109	116	3,850
Total liabilities	$3,125	$5,872	$4,018	$4,661
In September 2012, the Company entered into a reinsurance agreement to assume 100% quota share of certain blocks of indemnity reinsurance from MetLife Europe. This agreement covers a portion of liabilities under defined portfolios of living time annuities contracts issued on or after the effective date. This agreement transfers risk to the Company, and therefore, is accounted for as reinsurance. As a result of the agreement, the Company recorded future policy benefits of $454 million and $649 million, other reinsurance liabilities of $2 million and $17 million, and other reinsurance payables, included in other liabilities, were $29 million and $44 million at December 31, 2014 and 2013, respectively. The Company's consolidated statement of operations reflects a loss for this agreement of $3 million, $9 million and $4 million, which includes premiums of less than $1 million, less than $1 million and $881 million and policyholder benefits of $3 million, $9 million and $885 million for the years ended December 31, 2014, 2013 and 2012, respectively.
In October 2012, the Company entered into a reinsurance agreement to cede two blocks of business to MRD, on a 90% coinsurance with funds withheld basis. This agreement covers certain term and certain universal life policies issued in 2012 by the Company and was amended in 2013 to include certain term and universal life policies issued by the Company through December 31, 2013. This agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $675 million and $917 million at December 31, 2014 and 2013, respectively. The Company also recorded a funds withheld liability and other reinsurance payables, included in other liabilities, which were $564 million and $798 million at December 31, 2014 and 2013, respectively. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at fair value on the Company’s consolidated balance sheets. The embedded derivative related to this cession is included within other liabilities and was $59 million and ($14) million at December 31, 2014 and 2013, respectively. The Company’s consolidated statements of operations reflect a loss for this agreement of $162 million, $50 million and $37 million for the years ended December 31, 2014, 2013 and 2012, respectively. The loss related to this agreement includes net derivative gains (losses) associated with the embedded derivatives of ($73) million, $20 million and ($6) million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company assumes risks from affiliates related to guaranteed minimum benefit guarantees written directly by the affiliates. These assumed reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within PABs and were liabilities of $827 million and ($74) million at December 31, 2014 and 2013, respectively. For the years ended December 31, 2014, 2013 and 2012, net derivative gains (losses) included ($541) million, $2.1 billion and ($12) million, respectively, in changes in fair value of such embedded derivatives.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Reinsurance (continued)

The Company ceded two blocks of business to an affiliate on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and increased the funds withheld balance by $323 million and $48 million at December 31, 2014 and 2013, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($275) million, $498 million and ($107) million for the years ended December 31, 2014, 2013 and 2012, respectively.
On December 31, 2014, the Company entered into a reinsurance agreement to cede two blocks of business to MRD on a 90% coinsurance with funds withheld basis. This agreement covers certain term and certain universal life policies issued in 2014 by the Company. This agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $54 million at December 31, 2014. The Company also recorded a funds withheld liability and other reinsurance payables, included in other liabilities, which were $118 million at December 31, 2014. The Company’s consolidated statement of operations reflects a loss for this agreement of less than $1 million for the year ended December 31, 2014.
Prior to the Mergers, certain related party transactions were consummated as summarized below. See Note 3 for additional information on the Mergers.

•
Effective January 1, 2014, the Company reinsured with MLIC all existing New York insurance policies and annuity contracts that include a separate account feature. As a result of the reinsurance agreements, the significant effects to the Company were increases in premiums, reinsurance and other receivables of $700 million and in other liabilities of $206 million, as well as decreases in cash and cash equivalents and total investments of $494 million.

•
In October 2014, MLIC recaptured a block of universal life secondary guarantee business ceded to Exeter on a 75% coinsurance with funds withheld basis. As a result of this recapture, the significant effects to the Company were decreases in premiums, reinsurance and other receivables of $14 million, in DAC of $30 million, in other invested assets of $418 million, in future policy benefits of $67 million and in other policy-related balances of $435 million.

•
In November 2014, MLIC, First MetLife and NELICO partially recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities previously ceded to Exeter. As a result of this recapture, the significant effects to the Company were decreases in future policy benefits of $284 million, in other policy-related balances of $469 million, in other liabilities of $23 million, in other invested assets of $441 million and in cash and cash equivalents of $385 million. There was also a decrease in net income of $57 million.

•
Also in November 2014, certain foreign blocks of indemnity reinsurance and guaranteed minimum benefit guarantees on certain variable annuities previously ceded to Exeter from MetLife Europe were recaptured. As a result of this recapture, the significant effects to the Company were decreases in future policy benefits of $463 million, in other liabilities of $29 million and in other invested assets of $505 million, as well as increases in cash and cash equivalents of $122 million and in other policy-related balances of $109 million.

The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $6.2 billion and $5.7 billion of unsecured affiliated reinsurance recoverable balances at December 31, 2014 and 2013, respectively.
Affiliated reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on affiliated reinsurance were $6.0 billion and $5.7 billion at December 31, 2014 and 2013, respectively. There were no deposit liabilities on affiliated reinsurance at both December 31, 2014 and 2013.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8.  Investments
See Note 10 for information about the fair value hierarchy for investments and the related valuation methodologies.
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
Fixed Maturity and Equity Securities AFS
Fixed Maturity and Equity Securities AFS by Sector
The following table presents the fixed maturity and equity securities AFS by sector. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities and non-redeemable preferred stock is reported within equity securities. Included within fixed maturity securities are structured securities including RMBS, commercial mortgage-backed securities (“CMBS”) and ABS.

	December 31, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
					(In millions)
Fixed maturity securities
U.S. corporate	$15,286	$1,635	$119	$—	$16,802	$16,860	$1,196	$218	$—	$17,838
U.S. Treasury and agency	14,147	1,686	7	—	15,826	8,760	337	246	—	8,851
RMBS	5,858	291	33	35	6,081	4,960	214	66	45	5,063
Foreign corporate	5,162	310	58	—	5,414	8,868	500	89	—	9,279
State and political subdivision	2,180	413	1	—	2,592	2,278	148	63	—	2,363
CMBS (1)	1,637	45	4	(1)	1,679	1,975	71	13	—	2,033
ABS	1,546	26	10	—	1,562	2,211	36	12	—	2,235
Foreign government	607	136	2	—	741	1,076	105	19	—	1,162
Total fixed maturity securities	$46,423	$4,542	$234	$34	$50,697	$46,988	$2,607	$726	$45	$48,824
Equity securities
Common stock	$176	$60	$3	$—	$233	$187	$41	$1	$—	$227
Non-redeemable preferred stock	224	9	7	—	226	256	9	29	—	236
Total equity securities	$400	$69	$10	$—	$459	$443	$50	$30	$—	$463
______________

(1)
The noncredit loss component of OTTI losses for CMBS was in an unrealized gain position of $1 million at December 31, 2014, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $14 million and $30 million with unrealized gains (losses) of $4 million and $6 million at December 31, 2014 and 2013, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

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
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at:

	December 31,
	2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$3,200	$3,223	$3,420	$3,454
Due after one year through five years	11,658	12,009	9,662	10,097
Due after five years through ten years	7,592	8,011	8,308	8,877
Due after ten years	14,932	18,132	16,452	17,065
Subtotal	37,382	41,375	37,842	39,493
Structured securities (RMBS, CMBS and ABS)	9,041	9,322	9,146	9,331
Total fixed maturity securities	$46,423	$50,697	$46,988	$48,824
Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been presented in the year of final contractual maturity. RMBS, CMBS and ABS are shown separately, as they are not due at a single maturity.

MetLife Insurance Company USA
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

	December 31, 2014				December 31, 2013
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$1,346	$45	$685	$74	$2,659	$150	$487	$68
U.S. Treasury and agency	4,067	5	163	2	4,023	246	—	—
RMBS	684	26	530	42	1,097	40	491	71
Foreign corporate	1,031	49	133	9	1,762	79	143	10
State and political subdivision	11	—	24	1	645	45	64	18
CMBS	124	1	78	2	279	13	7	—
ABS	334	2	231	8	707	5	108	7
Foreign government	27	1	9	1	264	18	2	1
Total fixed maturity securities	$7,624	$129	$1,853	$139	$11,436	$596	$1,302	$175
Equity securities
Common stock	$11	$3	$—	$—	$2	$1	$8	$—
Non-redeemable preferred stock	28	1	44	6	105	21	51	8
Total equity securities	$39	$4	$44	$6	$107	$22	$59	$8
Total number of securities in an unrealized loss position	752		333		1,247		317

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
Evaluation and Measurement Methodologies
Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below cost or amortized cost; (ii) the potential for impairments when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments where the issuer, series of issuers or industry has suffered a catastrophic loss or has exhausted natural resources; (vi) with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers; (vii) with respect to structured securities, changes in forecasted cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security; (viii) the potential for impairments due to weakening of foreign currencies on non-functional currency denominated fixed maturity securities that are near maturity; and (ix) other subjective factors, including concentrations and information obtained from regulators and rating agencies.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2014. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $503 million during the year ended December 31, 2014 from $771 million to $268 million. The decrease in gross unrealized losses for the year ended December 31, 2014, was primarily attributable to a decrease in interest rates, partially offset by widening credit spreads.
At December 31, 2014, $38 million of the total $268 million of gross unrealized losses were from 12 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $38 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $20 million, or 53%, were related to gross unrealized losses on seven investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads, and with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $38 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $18 million, or 47%, were related to gross unrealized losses on five below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over valuations of residential real estate supporting non-agency RMBS. Management evaluates non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security.
Equity Securities
Gross unrealized losses on equity securities decreased $20 million during the year ended December 31, 2014 from $30 million to $10 million. Of the $10 million, $4 million were from two equity securities with gross unrealized losses of 20% or more of cost for 12 months or greater, all of which were financial services industry investment grade non-redeemable preferred stock.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2014		2013
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans:
Commercial	$4,281	73.3%	$5,115	63.9%
Agricultural	1,303	22.3	1,326	16.5
Subtotal	5,584	95.6	6,441	80.4
Valuation allowances	(25)	(0.4)	(35)	(0.4)
Subtotal mortgage loans, net	5,559	95.2	6,406	80.0
Commercial mortgage loans held by CSEs — FVO	280	4.8	1,598	20.0
Total mortgage loans, net	$5,839	100.0%	$8,004	100.0%
______________
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of related party mortgage loans.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
Mortgage loans by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at and for the years ended:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
December 31,	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value	Average Recorded Investment
	(In millions)
2014
Commercial	$—	$—	$—	$—	$—	$4,281	$21	$—	$43
Agricultural	4	3	—	—	—	1,300	4	3	3
Total	$4	$3	$—	$—	$—	$5,581	$25	$3	$46
2013
Commercial	$22	$22	$7	$52	$50	$5,043	$24	$65	$73
Agricultural	4	4	—	—	—	1,322	4	4	2
Total	$26	$26	$7	$52	$50	$6,365	$28	$69	$75
The average recorded investment for commercial and agricultural mortgage loans was $67 million and $0, respectively, for the year ended December 31, 2012.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Commercial	Agricultural	Total
	(In millions)
Balance at January 1, 2012	$60	$3	$63
Provision (release)	(26)	—	(26)
Balance at December 31, 2012	34	3	37
Provision (release)	(3)	1	(2)
Balance at December 31, 2013	31	4	35
Provision (release)	(10)	—	(10)
Balance at December 31, 2014	$21	$4	$25
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

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
Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans were as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(In millions)					(In millions)
December 31, 2014
Loan-to-value ratios:
Less than 65%	$3,668	$267	$125	$4,060	94.8%	$4,431	95.1%
65% to 75%	113	14	—	127	3.0	134	2.9
76% to 80%	9	—	—	9	0.2	10	0.2
Greater than 80%	45	26	14	85	2.0	83	1.8
Total	$3,835	$307	$139	$4,281	100.0%	$4,658	100.0%
December 31, 2013
Loan-to-value ratios:
Less than 65%	$3,946	$135	$122	$4,203	82.2%	$4,452	83.0%
65% to 75%	720	—	37	757	14.8	766	14.3
76% to 80%	80	12	—	92	1.8	93	1.7
Greater than 80%	37	26	—	63	1.2	53	1.0
Total	$4,783	$173	$159	$5,115	100.0%	$5,364	100.0%

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans were as follows at:

	December 31,
	2014		2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$1,239	95.1%	$1,256	94.7%
65% to 75%	64	4.9	70	5.3
Total	$1,303	100.0%	$1,326	100.0%
The estimated fair value of agricultural mortgage loans was $1.4 billion at both December 31, 2014 and 2013.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing, mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both December 31, 2014 and 2013. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no mortgage loans past due and no mortgage loans in nonaccrual status at December 31, 2014. The Company had no agricultural mortgage loans past due and one commercial mortgage loan in nonaccrual status with a recorded investment of $22 million at December 31, 2013.
Mortgage Loans Modified in a Troubled Debt Restructuring
For a small portion of the mortgage loan portfolio, classified as troubled debt restructurings, concessions are granted related to borrowers experiencing financial difficulties. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining any impairment or changes in the specific valuation allowance. During the years ended December 31, 2014 and 2013, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 9), funds withheld, tax credit and renewable energy partnerships, operating joint ventures, leveraged leases and loans to affiliates (see “ — Related Party Investment Transactions).
Leveraged Leases
Investment in leveraged leases consisted of the following at:

	December 31,
	2014	2013
	(In millions)
Rental receivables, net	$92	$92
Estimated residual values	14	14
Subtotal	106	106
Unearned income	(34)	(35)
Investment in leveraged leases, net of non-recourse debt	$72	$71
Rental receivables are generally due in periodic installments. The payment periods for leveraged leases range from one to 18 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming rental receivables as those that are 90 days or more past due. At December 31, 2014 and 2013, all rental receivables were performing.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

The deferred income tax liability related to leveraged leases was $71 million and $63 million at December 31, 2014 and 2013, respectively.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $681 million and $527 million at December 31, 2014 and 2013, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities AFS and the effect on DAC, VOBA, DSI and future policy benefits that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Fixed maturity securities	$4,311	$1,884	$5,232
Fixed maturity securities with noncredit OTTI losses in AOCI	(34)	(45)	(70)
Total fixed maturity securities	4,277	1,839	5,162
Equity securities	69	13	9
Derivatives	282	38	244
Short-term investments	—	—	(2)
Other	9	(71)	(18)
Subtotal	4,637	1,819	5,395
Amounts allocated from:
Future policy benefits	(503)	—	(740)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(2)	—	5
DAC, VOBA and DSI	(403)	(287)	(690)
Subtotal	(908)	(287)	(1,425)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	12	15	22
Deferred income tax benefit (expense)	(1,308)	(606)	(1,423)
Net unrealized investment gains (losses)	$2,433	$941	$2,569
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Years Ended December 31,
	2014	2013
	(In millions)
Balance at January 1,	$(45)	$(70)
Noncredit OTTI losses and subsequent changes recognized	6	11
Securities sold with previous noncredit OTTI loss	9	23
Subsequent changes in estimated fair value	(4)	(9)
Balance at December 31,	$(34)	$(45)

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Balance at January 1,	$941	$2,569	$1,971
Fixed maturity securities on which noncredit OTTI losses have been recognized	11	25	65
Unrealized investment gains (losses) during the year	2,807	(3,601)	1,460
Unrealized investment gains (losses) relating to:
Future policy benefits	(503)	740	(405)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(2)	(5)	(6)
DAC, VOBA and DSI	(116)	403	(170)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(3)	(7)	(21)
Deferred income tax benefit (expense)	(702)	817	(325)
Balance at December 31,	$2,433	$941	$2,569
Change in net unrealized investment gains (losses)	$1,492	$(1,628)	$598
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s stockholder’s equity, other than the U.S. government and its agencies, at both December 31, 2014 and 2013.
Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2014	2013
	(In millions)
Securities on loan: (1)
Amortized cost	$5,748	$6,180
Estimated fair value	$6,703	$6,226
Cash collateral on deposit from counterparties (2)	$6,781	$6,389
Security collateral on deposit from counterparties (3)	$60	$—
Reinvestment portfolio — estimated fair value	$6,846	$6,392
______________

(1)	Included within fixed maturity securities, short-term investments, cash and cash equivalents and equity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	December 31,
	2014	2013
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$7,334	$63
Invested assets held in trust (reinsurance agreements) (2)	936	2,754
Invested assets pledged as collateral (3)	3,174	3,431
Total invested assets on deposit, held in trust, and pledged as collateral	$11,444	$6,248
______________

(1)	See Note 3 for information about invested assets that became restricted in connection with MetLife Insurance Company of Connecticut’s withdrawal of its New York license.

(2)	The Company has held in trust certain investments, primarily fixed maturity securities, in connection with certain reinsurance transactions.

(3)	The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 5) and derivative transactions (see Note 9).
See “— Securities Lending” for information regarding securities on loan.
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
The Company’s PCI fixed maturity securities were as follows at:

	December 31,
	2014	2013
	(In millions)
Outstanding principal and interest balance (1)	$653	$667
Carrying value (2)	$504	$508
______________

(1)	Represents the contractually required payments, which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

The following table presents information about PCI fixed maturity securities acquired during the periods indicated:

	Years Ended December 31,
	2014	2013
	(In millions)
Contractually required payments (including interest)	$102	$260
Cash flows expected to be collected (1)	$78	$198
Fair value of investments acquired	$54	$138
______________

(1)	Represents undiscounted principal and interest cash flow expectations, at the date of acquisition.
The following table presents activity for the accretable yield on PCI fixed maturity securities for:

	Years Ended December 31,
	2014	2013
	(In millions)
Accretable yield, January 1,	$315	$309
Investments purchased	24	60
Accretion recognized in earnings	(25)	(24)
Disposals	(13)	(8)
Reclassification (to) from nonaccretable difference	(50)	(22)
Accretable yield, December 31,	$251	$315

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Collectively Significant Equity Method Investments
The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $2.9 billion at December 31, 2014. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $777 million at December 31, 2014. Except for certain real estate joint ventures, the Company’s investments in real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) from continuing operations for the three most recent annual periods: 2014, 2013 and 2012. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of, and for, the years ended December 31, 2014, 2013 and 2012. Aggregate total assets of these entities totaled $264.7 billion and $217.3 billion at December 31, 2014 and 2013, respectively. Aggregate total liabilities of these entities totaled $23.2 billion and $16.3 billion at December 31, 2014 and 2013, respectively. Aggregate net income (loss) of these entities totaled $25.1 billion, $20.9 billion and $13.1 billion for the years ended December 31, 2014, 2013 and 2012, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
Variable Interest Entities
The Company has invested in certain structured transactions (including CSEs) that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity.
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
Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at December 31, 2014 and 2013. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	December 31,
	2014	2013
	(In millions)
CSEs: (1)
Assets:
Mortgage loans (commercial mortgage loans)	$280	$1,598
Accrued investment income	2	9
Total assets	$282	$1,607
Liabilities:
Long-term debt	$139	$1,461
Other liabilities	1	7
Total liabilities	$140	$1,468
______________

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

(1)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $123 million and $120 million at estimated fair value at December 31, 2014 and 2013, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $36 million, $122 million and $163 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2014		2013
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$9,322	$9,322	$9,331	$9,331
U.S. and foreign corporate	526	526	494	494
Other limited partnership interests	1,774	2,162	1,670	2,096
Real estate joint ventures	47	51	41	45
Other invested assets	37	47	9	44
Equity securities AFS:
Non-redeemable preferred stock	19	19	18	18
Total	$11,725	$12,127	$11,563	$12,028
______________

(1)
The maximum exposure to loss relating to fixed maturity and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of less than $1 million and $0 at December 31, 2014 and 2013, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 16, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the years ended December 31, 2014, 2013 and 2012.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Investment income:
Fixed maturity securities	$1,954	$2,235	$2,245
Equity securities	17	13	11
Mortgage loans	337	360	372
Policy loans	59	57	61
Real estate and real estate joint ventures	80	56	83
Other limited partnership interests	266	270	168
Cash, cash equivalents and short-term investments	5	7	11
Operating joint ventures	2	(5)	(2)
Other	3	(2)	(6)
Subtotal	2,723	2,991	2,943
Less: Investment expenses	103	124	117
Subtotal, net	2,620	2,867	2,826
FVO securities (1)	—	—	62
FVO CSEs — interest income — commercial mortgage loans	49	132	172
Subtotal	49	132	234
Net investment income	$2,669	$2,999	$3,060
______________

(1)	There were no changes in estimated fair value subsequent to purchase for securities still held as of the end of the year included in net investment income for the year ended December 31, 2012.
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Transportation	$(2)	$(3)	$(16)
Consumer	(2)	—	—
Finance	—	(3)	(8)
Utility	—	—	(4)
Communications	—	—	(2)
Industrial	—	—	(1)
Total U.S. and foreign corporate securities	(4)	(6)	(31)
RMBS	(8)	(14)	(20)
OTTI losses on fixed maturity securities recognized in earnings	(12)	(20)	(51)
Fixed maturity securities — net gains (losses) on sales and disposals	26	61	144
Total gains (losses) on fixed maturity securities	14	41	93
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	(8)	(3)	—
Common stock	(7)	(2)	(9)
OTTI losses on equity securities recognized in earnings	(15)	(5)	(9)
Equity securities — net gains (losses) on sales and disposals	14	10	9
Total gains (losses) on equity securities	(1)	5	—
Mortgage loans	17	5	26
Real estate and real estate joint ventures	(4)	2	(3)
Other limited partnership interests	(9)	(6)	(2)
Other investment portfolio gains (losses)	43	(2)	(12)
Subtotal — investment portfolio gains (losses)	60	45	102
FVO CSEs:
Commercial mortgage loans	(13)	(56)	7
Long-term debt — related to commercial mortgage loans	19	88	27
Non-investment portfolio gains (losses) (1)	(535)	(50)	54
Subtotal FVO CSEs and non-investment portfolio gains (losses)	(529)	(18)	88
Total net investment gains (losses)	$(469)	$27	$190
______________

(1)	Non-investment portfolio gains (losses) for the year ended December 31, 2014 includes a loss of $608 million related to the disposition of MAL as more fully described in Note 4.
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Gains (losses) from foreign currency transactions included within net investment gains (losses) were $66 million, ($59) million and $39 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Sales or Disposals and Impairments of Fixed Maturity and Equity Securities
Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as shown in the table below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Years Ended December 31,
	2014	2013	2012	2014	2013	2012
	Fixed Maturity Securities			Equity Securities
	(In millions)
Proceeds	$14,649	$11,719	$7,300	$57	$75	$48
Gross investment gains	$84	$194	$189	$15	$18	$9
Gross investment losses	(58)	(133)	(45)	(1)	(8)	—
OTTI losses (1)	(12)	(20)	(51)	(15)	(5)	(9)
Net investment gains (losses)	$14	$41	$93	$(1)	$5	$—
______________

(1)
OTTI losses recognized in earnings include noncredit-related impairment losses of $0, $3 million and $8 million for the years ended December 31, 2014, 2013 and 2012, respectively, on (i) perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and, (ii) fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in OCI:

	Years Ended December 31,
	2014	2013
	(In millions)
Balance at January 1,	$59	$61
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	—	1
Additional impairments — credit loss OTTI recognized on securities previously impaired	7	12
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(9)	(15)
Balance at December 31,	$57	$59
Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$1,441	$874	$—
Amortized cost of invested assets transferred to affiliates	$1,362	$827	$—
Net investment gains (losses) recognized on transfers	$79	$47	$—
Estimated fair value of invested assets transferred from affiliates	$132	$834	$857

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Prior to the Mergers, certain related party investment transactions were consummated as summarized below. See Note 3 for additional information on the Mergers.

•
In July 2014, the Company sold affiliated loans to other affiliates, which were included in other invested assets and in the table above, at estimated fair value totaling $520 million and a $45 million gain was recognized in net investment gains (losses). The affiliated loans had an unpaid principal balance of $350 million and $125 million and were due on July 15, 2021 and December 16, 2021, respectively, and bore interest, payable semi-annually, at 5.64% and 5.86%, respectively. Net investment income from these affiliated loans was $13 million, $28 million and $4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

•
In 2013, the Company transferred invested assets to and from MLIC of $739 million and $751 million, respectively, related to the establishment of a custodial account to secure certain policyholder liabilities, which is included in the table above.

The Company has affiliated loans outstanding to wholly-owned real estate subsidiaries of an affiliate, MLIC, which are included in mortgage loans, with a carrying value of $242 million and $364 million at December 31, 2014 and 2013, respectively. A loan with a carrying value of $110 million, at both December 31, 2014 and 2013, bears interest at one-month LIBOR + 1.95% with quarterly interest only payments of $1 million through January 2015, when the principal balance is due. A loan with a carrying value of $132 million and $134 million at December 31, 2014 and 2013, respectively, bears interest at 7.26% due in quarterly principal and interest payments of $3 million through January 2020, when the principal balance is due. In November 2014, two mortgage loans with a total carrying value of $120 million were paid off early. These affiliated loans are secured by interests in the real estate subsidiaries, which own operating real estate with a fair value in excess of the loans. Net investment income from these affiliated loans was $34 million, $16 million and $17 million for the years ended December 31, 2014, 2013 and 2012, respectively. Included in net investment income for the year ended December 31, 2014, is $16 million in mortgage loan prepayment income from the two early loan payoffs described above.
The Company receives investment administrative services from an affiliate. The related investment administrative service charges were $62 million, $76 million, and $78 million for years ended December 31, 2014, 2013 and 2012, respectively. The Company also had affiliated net investment income of less than $1 million, $1 million, and less than $1 million for the years ended December 31, 2014, 2013, and 2012, respectively.
9.  Derivatives
Accounting for Derivatives
See Note 1 for a description of the Company’s accounting policies for derivatives and Note 10 for information about the fair value hierarchy for derivatives.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

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
In exchange-traded interest rate (Treasury and swap) futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of interest rate securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring, to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance and to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded interest rate futures in non-qualifying hedging relationships.
Swaptions are used by the Company to hedge interest rate risk associated with the Company’s long-term liabilities and invested assets. A swaption is an option to enter into a swap with a forward starting effective date. In certain instances, the Company locks in the economic impact of existing purchased swaptions by entering into offsetting written swaptions. The Company pays a premium for purchased swaptions and receives a premium for written swaptions. The Company utilizes swaptions in non-qualifying hedging relationships. Swaptions are included in interest rate options.
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
To a lesser extent, the Company uses foreign currency forwards and exchange-traded currency futures in non-qualifying hedging relationships.
Credit Derivatives
The Company enters into purchased credit default swaps to hedge against credit-related changes in the value of its investments. In a credit default swap transaction, the Company agrees with another party to pay, at specified intervals, a premium to hedge credit risk. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional amount in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. Credit events vary by type of issuer but typically include bankruptcy, failure to pay debt obligations, repudiation, moratorium, involuntary restructuring or governmental intervention. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association, Inc. (“ISDA”) deems that a credit event has occurred. The Company utilizes credit default swaps in non-qualifying hedging relationships.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

Equity Derivatives
The Company uses a variety of equity derivatives to reduce its exposure to equity market risk, including equity index options, equity variance swaps, exchange-traded equity futures and total rate of return swaps (“TRRs”).
Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. To hedge against adverse changes in equity indices, the Company enters into contracts to sell the equity index within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at the time of exercise and the strike price. Certain of these contracts may also contain settlement provisions linked to interest rates. In certain instances, the Company may enter into a combination of transactions to hedge adverse changes in equity indices within a pre-determined range through the purchase and sale of options. The Company utilizes equity index options in non-qualifying hedging relationships.
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
In exchange-traded equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of equity securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded equity futures are used primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded equity futures in non-qualifying hedging relationships.
TRRs are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the LIBOR, calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses TRRs to hedge its equity market guarantees in certain of its insurance products. TRRs can be used as hedges or to synthetically create investments. The Company utilizes TRRs in non-qualifying hedging relationships.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2014			2013
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$379	$33	$2	$446	$5	$10
Foreign currency swaps	Foreign currency exchange rate	—	—	—	122	—	13
Subtotal		379	33	2	568	5	23
Cash flow hedges:
Interest rate swaps	Interest rate	369	81	—	537	6	32
Interest rate forwards	Interest rate	155	45	—	245	3	3
Foreign currency swaps	Foreign currency exchange rate	728	56	9	574	26	38
Subtotal		1,252	182	9	1,356	35	73
Total qualifying hedges		1,631	215	11	1,924	40	96
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	25,919	1,709	601	46,224	1,933	1,026
Interest rate floors	Interest rate	16,404	83	69	19,644	112	103
Interest rate caps	Interest rate	7,901	11	—	9,651	36	—
Interest rate futures	Interest rate	325	1	—	5,905	9	9
Interest rate options	Interest rate	29,870	446	16	17,690	131	236
Foreign currency swaps	Foreign currency exchange rate	672	59	4	920	53	46
Foreign currency forwards	Foreign currency exchange rate	48	3	—	2,380	1	172
Currency futures	Foreign currency exchange rate	—	—	—	365	1	1
Credit default swaps — purchased	Credit	45	—	1	166	—	1
Credit default swaps — written	Credit	1,924	29	1	2,263	38	—
Equity futures	Equity market	3,086	34	—	5,105	1	43
Equity index options	Equity market	27,212	854	613	35,011	1,329	1,047
Equity variance swaps	Equity market	15,433	120	435	21,187	174	564
TRRs	Equity market	2,332	12	67	3,802	—	179
Total non-designated or non-qualifying derivatives		131,171	3,361	1,807	170,313	3,818	3,427
Total		$132,802	$3,576	$1,818	$172,237	$3,858	$3,523
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2014 and 2013. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Derivatives and hedging gains (losses) (1)	$868	$(5,826)	$(2,851)
Embedded derivatives	(1,049)	6,267	506
Total net derivative gains (losses)	$(181)	$441	$(2,345)
______________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Qualifying hedges:
Net investment income	$4	$2	$2
Interest credited to policyholder account balances	(1)	2	18
Non-qualifying hedges:
Net derivative gains (losses)	273	(157)	172
Policyholder benefits and claims	32	(292)	(120)
Total	$308	$(445)	$72

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Year Ended December 31, 2014
Interest rate derivatives	$1,174	$—	$43
Foreign currency exchange rate derivatives	4	—	—
Credit derivatives — purchased	(22)	—	—
Credit derivatives — written	18	—	—
Equity derivatives	(591)	(8)	(279)
Total	$583	$(8)	$(236)
Year Ended December 31, 2013
Interest rate derivatives	$(1,534)	$—	$(27)
Foreign currency exchange rate derivatives	(542)	—	—
Credit derivatives — purchased	—	—	—
Credit derivatives — written	27	—	—
Equity derivatives	(3,625)	(7)	(726)
Total	$(5,674)	$(7)	$(753)
Year Ended December 31, 2012
Interest rate derivatives	$(208)	$—	$—
Foreign currency exchange rate derivatives	(290)	—	—
Credit derivatives — purchased	(12)	—	—
Credit derivatives — written	42	—	—
Equity derivatives	(2,530)	(4)	(419)
Total	$(2,998)	$(4)	$(419)
______________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

MetLife Insurance Company USA
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
The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Year Ended December 31, 2014
Interest rate swaps:	Fixed maturity securities	$1	$(1)	$—
	Policyholder liabilities (1)	32	(31)	1
Foreign currency swaps:	Foreign-denominated PABs (2)	—	—	—
Total		$33	$(32)	$1
Year Ended December 31, 2013
Interest rate swaps:	Fixed maturity securities	$7	$(9)	$(2)
	Policyholder liabilities (1)	(30)	28	(2)
Foreign currency swaps:	Foreign-denominated PABs (2)	2	(2)	—
Total		$(21)	$17	$(4)
Year Ended December 31, 2012
Interest rate swaps:	Fixed maturity securities	$(3)	$1	$(2)
	Policyholder liabilities (1)	(10)	8	(2)
Foreign currency swaps:	Foreign-denominated PABs (2)	(29)	20	(9)
Total		$(42)	$29	$(13)
______________

(1)	Fixed rate liabilities reported in PABs or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

MetLife Insurance Company USA
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified certain amounts from AOCI into net derivative gains (losses). These amounts were not significant for both years ended December 31, 2014 and 2013 and $0 for the year ended December 31, 2012.
At December 31, 2014 and 2013, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years and six years, respectively.
At December 31, 2014 and 2013, the balance in AOCI associated with cash flow hedges was $282 million and $38 million, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of stockholder’s equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives

	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
	(In millions)
Year Ended December 31, 2014
Interest rate swaps	$131	$1	$1	$—
Interest rate forwards	55	1	1	—
Foreign currency swaps	56	(6)	—	—
Credit forwards	—	—	—	—
Total	$242	$(4)	$2	$—
Year Ended December 31, 2013
Interest rate swaps	$(120)	$—	$1	$—
Interest rate forwards	(57)	9	1	—
Foreign currency swaps	(17)	—	—	1
Credit forwards	(1)	—	—	—
Total	$(195)	$9	$2	$1
Year Ended December 31, 2012
Interest rate swaps	$21	$—	$—	$1
Interest rate forwards	1	1	1	—
Foreign currency swaps	(16)	1	—	(1)
Credit forwards	—	—	—	—
Total	$6	$2	$1	$—
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2014, $13 million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $1.9 billion and $2.3 billion at December 31, 2014 and 2013, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At December 31, 2014 and 2013, the Company would have received $28 million and $38 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2014			2013
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$2	$155	2.1	$2	$115	2.7
Credit default swaps referencing indices	1	134	1.3	6	650	1.1
Subtotal	3	289	1.7	8	765	1.3
Baa
Single name credit default swaps (corporate)	5	454	2.3	8	446	3.0
Credit default swaps referencing indices	18	1,145	5.0	19	1,016	4.9
Subtotal	23	1,599	4.2	27	1,462	4.3
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	2	36	5.0	3	36	5.0
Subtotal	2	36	5.0	3	36	5.0
Total	$28	$1,924	3.8	$38	$2,263	3.3
______________

(1)
The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), S&P and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average gross notional amounts.

MetLife Insurance Company USA
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
See Note 10 for a description of the impact of credit risk on the valuation of derivatives.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31, 2014		December 31, 2013
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$3,554	$1,767	$3,905	$3,476
OTC-cleared (1)	75	73	50	10
Exchange-traded	35	—	11	53
Total gross estimated fair value of derivatives (1)	3,664	1,840	3,966	3,539
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	3,664	1,840	3,966	3,539
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,592)	(1,592)	(2,544)	(2,544)
OTC-cleared	(54)	(54)	(8)	(8)
Exchange-traded	—	—	(5)	(5)
Cash collateral: (3), (4)
OTC-bilateral	(753)	—	(396)	—
OTC-cleared	(21)	(18)	(40)	(2)
Exchange-traded	—	—	—	(44)
Securities collateral: (5)
OTC-bilateral	(1,152)	(175)	(934)	(833)
OTC-cleared	—	—	—	—
Exchange-traded	—	—	—	(3)
Net amount after application of master netting agreements and collateral	$92	$1	$39	$100
______________

(1)
At December 31, 2014 and 2013, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $88 million and $108 million, respectively, and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $22 million and $16 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but segregated for the benefit of the Company). The amount of this off-balance sheet collateral was $121 million and $0 at December 31, 2014 and 2013, respectively.

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2014 and 2013, the Company received excess cash collateral of $33 million (all of which is off-balance sheet cash collateral held in separate custodial accounts) and $54 million, respectively, and provided excess cash collateral of $30 million and $204 million, respectively, which is not included in the table above due to the foregoing limitation.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2014 none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2014 and 2013, the Company received excess securities collateral with an estimated fair value of $122 million and $131 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2014 and 2013, the Company provided excess securities collateral with an estimated fair value of $17 million and $1 million, respectively, for its OTC-bilateral derivatives, $37 million and $30 million, respectively, for its OTC-cleared derivatives and $165 million and $81 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

		Estimated Fair Value of Collateral Provided	Fair Value of Incremental Collateral Provided Upon
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	One Notch Downgrade in the Company’s Financial Strength Rating	Downgrade in the Company’s Financial Strength Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)

December 31, 2014	$175	$192	$—	$—
December 31, 2013	$932	$834	$21	$24
______________

(1)	After taking into consideration the existence of netting agreements.
Embedded Derivatives
The Company issues certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; affiliated ceded reinsurance of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs; affiliated assumed reinsurance of guaranteed minimum benefits related to GMWBs and certain GMIBs; funds withheld on ceded reinsurance; fixed annuities with equity indexed returns; and certain debt and equity securities.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2014	2013
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$217	$123
Funds withheld on assumed reinsurance	Other invested assets	53	24
Options embedded in debt or equity securities	Investments	(48)	(30)
Net embedded derivatives within asset host contracts		$222	$117
Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	PABs	$(609)	$(1,369)
Assumed guaranteed minimum benefits	PABs	827	1,188
Funds withheld on ceded reinsurance	Other liabilities	382	34
Other	PABs	17	6
Net embedded derivatives within liability host contracts		$617	$(141)
The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Net derivative gains (losses) (1) (2)	$(1,049)	$6,267	$506
Policyholder benefits and claims	$87	$(139)	$71
______________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were $73 million, ($1.0) billion and ($1.7) billion for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	See Note 7 for discussion of affiliated net derivative gains (losses) included in the table above.
Related Party Freestanding Derivative Transactions
In November 2014, as part of the settlement of related party reinsurance transactions, the Company transferred derivatives to affiliates. The estimated fair value of freestanding derivative assets and liabilities transferred was $1.8 billion and $1.2 billion, respectively. See Note 7 for additional information regarding related party reinsurance transactions in connection with the Mergers.

MetLife Insurance Company USA
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below.

	December 31, 2014
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$15,447	$1,355	$16,802
U.S. Treasury and agency	10,226	5,600	—	15,826
RMBS	—	5,365	716	6,081
Foreign corporate	—	4,704	710	5,414
State and political subdivision	—	2,592	—	2,592
CMBS	—	1,531	148	1,679
ABS	—	1,381	181	1,562
Foreign government	—	741	—	741
Total fixed maturity securities	10,226	37,361	3,110	50,697
Equity securities:
Common stock	105	99	29	233
Non-redeemable preferred stock	—	155	71	226
Total equity securities	105	254	100	459
Short-term investments (1)	253	812	71	1,136
Mortgage loans held by CSEs — FVO	—	280	—	280
Other invested assets:
FVO securities	—	—	—	—
Derivative assets: (2)
Interest rate	1	2,363	45	2,409
Foreign currency exchange rate	—	118	—	118
Credit	—	28	1	29
Equity market	34	770	216	1,020
Total derivative assets	35	3,279	262	3,576
Total other invested assets	35	3,279	262	3,576
Net embedded derivatives within asset host contracts (3)	—	—	270	270
Separate account assets (4)	249	108,454	158	108,861
Total assets	$10,868	$150,440	$3,971	$165,279
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$688	$—	$688
Foreign currency exchange rate	—	13	—	13
Credit	—	2	—	2
Equity market	—	657	458	1,115
Total derivative liabilities	—	1,360	458	1,818
Net embedded derivatives within liability host contracts (3)	—	—	617	617
Long-term debt of CSEs — FVO	—	139	—	139
Total liabilities	$—	$1,499	$1,075	$2,574

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	December 31, 2013
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$16,568	$1,270	$17,838
U.S. Treasury and agency	4,872	3,979	—	8,851
RMBS	—	4,613	450	5,063
Foreign corporate	—	8,500	779	9,279
State and political subdivision	—	2,363	—	2,363
CMBS	—	1,904	129	2,033
ABS	—	1,809	426	2,235
Foreign government	—	1,162	—	1,162
Total fixed maturity securities	4,872	40,898	3,054	48,824
Equity securities:
Common stock	86	110	31	227
Non-redeemable preferred stock	—	136	100	236
Total equity securities	86	246	131	463
Short-term investments (1)	3,036	1,833	—	4,869
Mortgage loans held by CSEs — FVO	—	1,598	—	1,598
Other invested assets:
FVO securities	—	9	—	9
Derivative assets: (2)
Interest rate	10	2,202	23	2,235
Foreign currency exchange rate	1	80	—	81
Credit	—	32	6	38
Equity market	1	1,223	280	1,504
Total derivative assets	12	3,537	309	3,858
Total other invested assets	12	3,546	309	3,867
Net embedded derivatives within asset host contracts (3)	—	—	147	147
Separate account assets (4)	259	109,402	153	109,814
Total assets	$8,265	$157,523	$3,794	$169,582
Liabilities
Derivative liabilities: (2)
Interest rate	$9	$1,398	$12	$1,419
Foreign currency exchange rate	1	269	—	270
Credit	—	1	—	1
Equity market	43	1,201	589	1,833
Total derivative liabilities	53	2,869	601	3,523
Net embedded derivatives within liability host contracts (3)	—	—	(141)	(141)
Long-term debt of CSEs — FVO	—	1,461	—	1,461
Total liabilities	$53	$4,330	$460	$4,843
______________

MetLife Insurance Company USA
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

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented primarily within PABs and other liabilities on the consolidated balance sheets. At December 31, 2014 and 2013, equity securities also included embedded derivatives of ($48) million and ($30) million, respectively.

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
Investments
Valuation Controls and Procedures
On behalf of the Company and MetLife, Inc.’s Chief Investment Officer and Chief Financial Officer, a pricing and valuation committee that is independent of the trading and investing functions and comprised of senior management, provides oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a quarterly basis, this committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. This committee also provides oversight of the selection of independent third party pricing providers and the controls and procedures to evaluate third party pricing. Periodically, the Chief Accounting Officer reports to MetLife Insurance Company USA’s Audit Committee regarding compliance with fair value accounting standards.
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

MetLife Insurance Company USA
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
The valuation of most instruments listed below are determined using independent pricing sources, matrix pricing, discounted cash flow methodologies or other similar techniques that use either observable market inputs or unobservable inputs.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

Instrument		Level 2 Observable Inputs	Level 3 Unobservable Inputs
Fixed Maturity Securities
U.S. corporate and foreign corporate securities
	Valuation Techniques: Principally the market and income approaches.		Valuation Techniques: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	illiquidity premium
	•	benchmark yields	•	delta spread adjustments to reflect specific credit-related issues
	•	spreads off benchmark yields	•	credit spreads
	•	new issuances	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	issuer rating
	•	duration	•	independent non-binding broker quotations
	•	trades of identical or comparable securities
	•	Privately-placed securities are valued using the additional key inputs:
• market yield curve
• call provisions
• observable prices and spreads for similar publicly traded or privately traded securities that incorporate the credit quality and industry sector of the issuer
• delta spread adjustments to reflect specific credit-related issues
Foreign government, U.S. Treasury and agency and state and political subdivision securities
	Valuation Techniques: Principally the market approach.		Valuation Techniques: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	independent non-binding broker quotations
	•	benchmark U.S. Treasury yield or other yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	the spread off the U.S. Treasury yield curve for the identical security
	•	issuer ratings and issuer spreads	•	credit spreads
	•	broker-dealer quotes
	•	comparable securities that are actively traded
	•	reported trades of similar securities, including those that are actively traded, and those within the same sub-sector or with a similar maturity or credit rating
Structured securities comprised of RMBS, CMBS and ABS
	Valuation Techniques: Principally the market and income approaches.		Valuation Techniques: Principally the market and income approaches.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	credit spreads
	•	spreads for actively traded securities	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	spreads off benchmark yields
	•	expected prepayment speeds and volumes	•	independent non-binding broker quotations
	•	current and forecasted loss severity
	•	ratings
	•	weighted average coupon and weighted average maturity
	•	average delinquency rates
	•	geographic region
	•	debt-service coverage ratios
	•	issuance-specific information, including, but not limited to:
• collateral type
• payment terms of the underlying assets
• payment priority within the tranche
• structure of the security
• deal performance
• vintage of loans

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

Instrument	Level 2	Level 3
Equity Securities
Common and non-redeemable preferred stock
	Valuation Techniques: Principally the market approach.	Valuation Techniques: Principally the market and income approaches.
	Key Input:	Key Inputs:
	• quoted prices in markets that are not considered active	•	credit ratings
		•	issuance structures
		•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
		•	independent non-binding broker quotations
FVO securities and Short-term investments
•
FVO securities and short-term investments are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation techniques and observable inputs used in their valuation are also similar to those described above.
•
Short-term investments are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation techniques and unobservable inputs used in their valuation are also similar to those described above.

Mortgage loans held by CSEs — FVO
	Valuation Techniques: Principally the market approach.	•	N/A
Key Input:
• quoted securitization market price of the obligations of the CSEs determined principally by independent pricing services using observable inputs

Separate Account Assets (1)
Mutual funds without readily determinable fair values as prices are not published publicly
Key Input:
	• quoted prices or reported NAV provided by the fund managers	•	N/A
Other limited partnership interests
	• N/A	Valuation Techniques: Valued giving consideration to the underlying holdings of the partnerships and by applying a premium or discount, if appropriate.
Key Inputs:
		•	liquidity
		•	bid/ask spreads
		•	the performance record of the fund manager
		•	other relevant variables that may impact the exit value of the particular partnership interest
______________

(1)
Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities, equity securities, derivatives, other limited partnership interests, short-term investments and cash and cash equivalents. Fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents are similar in nature to the instruments described under “— Securities, Short-term Investments and Long-term Debt of CSEs — FVO” and “— Derivatives — Freestanding Derivatives Valuation Techniques and Key Inputs.”

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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

Freestanding Derivatives Valuation Techniques and Key Inputs:
Level 2
This level includes all types of derivatives utilized by the Company with the exception of exchange-traded derivatives included within Level 1 and those derivatives with unobservable inputs as described in Level 3.
Level 3
These valuation methodologies generally use the same inputs as described in the corresponding sections for Level 2 measurements of derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data.

Freestanding derivatives are principally valued using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models. Key inputs are as follows:

Instrument		Interest Rate		Foreign Currency Exchange Rate		Credit		Equity market
Inputs common to Level 2 and Level 3 by instrument type	•	swap yield curve	•	swap yield curve	•	swap yield curve	•	swap yield curve
	•	basis curves	•	basis curves	•	credit curves	•	spot equity index levels
	•	interest rate volatility (1)	•	currency spot rates	•	recovery rates	•	dividend yield curves
			•	cross currency basis curves			•	equity volatility

Level 3	•	swap yield curve (2)	•	N/A	•	swap yield curve (2)	•	dividend yield curves (2)
	•	basis curves (2)			•	credit curves (2)	•	equity volatility (2)
					•	credit spreads	•	correlation between model inputs (1)
					•	repurchase rates
					•	independent non-binding broker quotations
______________

(1)	Option-based only.

(2)	Extrapolation beyond the observable limits of the curve(s).
Embedded Derivatives
Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees and embedded derivatives related to funds withheld on ceded reinsurance and within certain annuity contracts. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
The Company issues certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and certain GMIBs contain embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within PABs on the consolidated balance sheets.
The Company’s actuarial department calculates the fair value of these embedded derivatives, which are estimated as the present value of projected future benefits minus the present value of projected future fees using actuarial and capital market assumptions including expectations concerning policyholder behavior. The calculation is based on in-force business, and is performed using standard actuarial valuation software which projects future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios using observable risk-free rates.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

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

MetLife Insurance Company USA
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at December 31, 2014 and 2013, transfers between Levels 1 and 2 were not significant.
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

MetLife Insurance Company USA
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

					December 31, 2014				December 31, 2013				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(35)	-	240	51	(10)	-	240	49	Decrease
	•	Market pricing	•	Quoted prices (5)	—	-	750	418	14	-	122	99	Increase
	•	Consensus pricing	•	Offered quotes (5)	78	-	103	86	33	-	103	87	Increase
RMBS	•	Consensus pricing	•	Offered quotes (5)	1	-	117	93	78	-	100	95	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	97	-	108	101	—	-	104	101	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	62	-	106	99	58	-	106	98	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	278	-	297		248	-	450		Increase (11)
Credit	•	Present value techniques	•	Credit spreads (8)	99	-	99		98	-	100		Decrease (8)
	•	Consensus pricing	•	Offered quotes (9)
Equity market	•	Present value techniques or option pricing models	•	Volatility (10)	15%	-	27%		13%	-	28%		Increase (11)
			•	Correlation (12)	70%	-	70%		60%	-	60%
Embedded derivatives
Direct and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.10%		0%	-	0.10%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	100%		0.50%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (14)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (14)
			•	Utilization rates	20%	-	50%		20%	-	50%		Increase (15)
			•	Withdrawal rates	0.07%	-	10%		0.07%	-	10%		(16)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (17)
			•	Nonperformance risk spread	0.03%	-	1.39%		0.03%	-	1.32%		Decrease (18)
______________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

MetLife Insurance Company USA
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

(9)	At both December 31, 2014 and 2013, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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

(12)
Ranges represent the different correlation factors utilized as components within the valuation methodology. Presenting a range of correlation factors is more representative of the unobservable input used in the valuation. Increases (decreases) in correlation in isolation will increase (decrease) the significance of the change in valuations.

(13)
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

(16)
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

(17)
Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(18)
Nonperformance risk spread varies by duration and by currency. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the embedded derivative.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	RMBS	Foreign Corporate	State and Political Subdivision	CMBS	ABS	Foreign Government
	(In millions)
Year Ended December 31, 2014
Balance at January 1,	$1,270	$450	$779	$—	$129	$426	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	7	6	1	—	—	—	—
Net investment gains (losses)	(2)	3	(3)	—	—	1	—
Net derivative gains (losses)	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—
OCI	87	13	(13)	—	—	(1)	—
Purchases (3)	125	351	53	—	45	105	—
Sales (3)	(143)	(89)	(51)	—	(26)	(162)	—
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	158	1	5	—	17	7	—
Transfers out of Level 3 (4)	(147)	(19)	(61)	—	(17)	(195)	—
Balance at December 31,	$1,355	$716	$710	$—	$148	$181	$—
Changes in unrealized gains (losses)included in net income (loss): (5)
Net investment income	$6	$6	$—	$—	$—	$—	$—
Net investment gains (losses)	$(1)	$—	$(2)	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities			Net Derivatives (6)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Year Ended December 31, 2014
Balance at January 1,	$31	$100	$—	$11	$6	$(309)	$288	$153
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	(3)	1	—	—	—	—	—	(1)
Net derivative gains (losses)	—	—	—	15	(5)	(18)	(1,044)	—
Policyholder benefits and claims	—	—	—	—	—	4	87	—
OCI	6	1	—	55	—	2	107	—
Purchases (3)	—	—	71	—	—	4	—	12
Sales (3)	(5)	(19)	—	—	—	—	—	(9)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(36)	—	75	215	—
Transfers into Level 3 (4)	—	6	—	—	—	—	—	3
Transfers out of Level 3 (4)	—	(18)	—	—	—	—	—	—
Balance at December 31,	$29	$71	$71	$45	$1	$(242)	$(347)	$158
Changes in unrealized gains (losses)included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(1)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$(1)	$(10)	$(1,069)	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$4	$87	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	RMBS	Foreign Corporate	State and Political Subdivision	CMBS	ABS	Foreign Government
	(In millions)
Year Ended December 31, 2013
Balance at January 1,	$1,504	$292	$914	$25	$181	$347	$2
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	7	1	1	—	—	1	—
Net investment gains (losses)	—	—	(7)	—	—	2	—
Net derivative gains (losses)	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—
OCI	(40)	13	(3)	—	1	(5)	—
Purchases (3)	154	183	63	—	55	191	—
Sales (3)	(262)	(50)	(140)	(2)	(71)	(53)	(2)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	222	15	28	—	—	—	—
Transfers out of Level 3 (4)	(315)	(4)	(77)	(23)	(37)	(57)	—
Balance at December 31,	$1,270	$450	$779	$—	$129	$426	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$7	$1	$—	$—	$—	$—	$—
Net investment gains (losses)	$1	$—	$(3)	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities			Net Derivatives (6)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Year Ended December 31, 2013
Balance at January 1,	$26	$110	$18	$119	$10	$134	$(5,309)	$141
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	8	—	—	—	—	—	—	6
Net derivative gains (losses)	—	—	—	(16)	(4)	(465)	6,448	—
Policyholder benefits and claims	—	—	—	—	—	19	(139)	—
OCI	7	14	—	(58)	—	—	292	—
Purchases (3)	2	3	—	—	—	7	—	9
Sales (3)	(12)	(27)	(18)	—	—	—	—	(6)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(19)	—	(4)	(1,004)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	3
Transfers out of Level 3 (4)	—	—	—	(15)	—	—	—	—
Balance at December 31,	$31	$100	$—	$11	$6	$(309)	$288	$153
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$(2)	$(3)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$(8)	$(4)	$(450)	$6,409	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$19	$(139)	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	RMBS	Foreign Corporate	State and Political Subdivision	CMBS	ABS	Foreign Government
	(In millions)
Year Ended December 31, 2012
Balance at January 1,	$1,464	$250	$588	$23	$189	$226	$2
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	7	—	—	—	—	—	—
Net investment gains (losses)	—	(4)	(24)	—	(2)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—	—
OCI	67	42	46	3	6	8	—
Purchases (3)	263	61	305	—	37	153	—
Sales (3)	(185)	(63)	(55)	(1)	(71)	(22)	—
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	87	6	68	—	39	—	—
Transfers out of Level 3 (4)	(199)	—	(14)	—	(17)	(18)	—
Balance at December 31,	$1,504	$292	$914	$25	$181	$347	$2
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$7	$—	$1	$—	$—	$—	$—
Net investment gains (losses)	$—	$(2)	$(16)	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities			Net Derivatives (6)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Year Ended December 31, 2012
Balance at January 1,	$41	$90	$50	$174	$(1)	$887	$(5,443)	$130
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	(2)	—	—	—	—	—	—	16
Net derivative gains (losses)	—	—	—	1	10	(599)	511	—
Policyholder benefits and claims	—	—	—	—	—	29	71	—
OCI	10	22	—	1	—	(3)	262	—
Purchases (3)	—	—	18	—	—	19	—	1
Sales (3)	(3)	(2)	(50)	—	—	—	—	(5)
Issuances (3)	—	—	—	(10)	—	(43)	—	—
Settlements (3)	—	—	—	(47)	—	(156)	(710)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	1
Transfers out of Level 3 (4)	(20)	—	—	—	1	—	—	(2)
Balance at December 31,	$26	$110	$18	$119	$10	$134	$(5,309)	$141
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$(4)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$3	$11	$(586)	$475	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$29	$74	$—
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

Fair Value Option
The following table presents information for certain assets and liabilities of CSEs, which are accounted for under the FVO. These assets and liabilities were initially measured at fair value.

	December 31,
	2014	2013
	(In millions)
Assets (1)
Unpaid principal balance	$223	$1,528
Difference between estimated fair value and unpaid principal balance	57	70
Carrying value at estimated fair value	$280	$1,598
Liabilities (1)
Contractual principal balance	$133	$1,436
Difference between estimated fair value and contractual principal balance	6	25
Carrying value at estimated fair value	$139	$1,461
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

	At December 31,			Years Ended December 31,
	2014	2013	2012	2014	2013	2012
	Carrying Value After Measurement			Gains (Losses)
	(In millions)
Mortgage loans (1)	$3	$19	$65	$—	$(3)	$4
Other limited partnership interests (2)	$38	$5	$6	$(6)	$(6)	$(3)
Goodwill (3)	$—	$—	$—	$(33)	$(66)	$(394)
______________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both December 31, 2014 and 2013 were not significant.

(3)
In 2014, the Company recorded an impairment of goodwill associated with the Retail Annuities reporting unit. In addition, the Company recorded impairments of goodwill associated with the Retail Life & Other and Retail Annuities reporting units in 2013 and 2012, respectively. See Note 11 for additional information on the impairments. These impairments have been categorized as Level 3 due to the significant unobservable inputs used in the determination of the estimated fair value.

MetLife Insurance Company USA
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2014
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$5,559	$—	$—	$6,020	$6,020
Policy loans	$1,194	$—	$834	$454	$1,288
Real estate joint ventures	$37	$—	$—	$83	$83
Other limited partnership interests	$63	$—	$—	$81	$81
Other invested assets	$1	$—	$1	$—	$1
Premiums, reinsurance and other receivables	$6,231	$—	$51	$7,156	$7,207
Other assets	$—	$—	$—	$—	$—
Liabilities
PABs	$20,554	$—	$—	$22,079	$22,079
Long-term debt	$789	$—	$1,120	$—	$1,120
Other liabilities	$245	$—	$76	$169	$245
Separate account liabilities	$1,432	$—	$1,432	$—	$1,432

	December 31, 2013
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$6,406	$—	$—	$6,730	$6,730
Policy loans	$1,246	$—	$875	$446	$1,321
Real estate joint ventures	$55	$—	$—	$98	$98
Other limited partnership interests	$79	$—	$—	$90	$90
Other invested assets	$476	$—	$532	$—	$532
Premiums, reinsurance and other receivables	$6,096	$—	$251	$6,159	$6,410
Other assets	$5	$—	$5	$—	$5
Liabilities
PABs	$23,170	$—	$—	$24,490	$24,490
Long-term debt	$865	$—	$1,088	$—	$1,088
Other liabilities	$260	$—	$98	$162	$260
Separate account liabilities	$1,448	$—	$1,448	$—	$1,448

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

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
Other Invested Assets
These other invested assets are principally comprised of loans to affiliates and funds withheld. The estimated fair value of loans to affiliates is determined by discounting the expected future cash flows using market interest rates currently available for instruments with similar terms and remaining maturities. For funds withheld, the Company evaluates the specific facts and circumstances of each instrument to determine the appropriate estimated fair values. These estimated fair values were not materially different from the recognized carrying values.
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
Other Assets
Other assets are comprised of a receivable for the reimbursable portion of the estimated future guaranty liability that pertains to pre-acquisition business. With the exception of the receivable, other assets are not considered financial instruments subject to disclosure. Accordingly, the amount represents the receivable from an unaffiliated institution for which the estimated fair value was determined by discounting the expected future cash flows using a discount rate that reflects the credit standing of the unaffiliated institution.
PABs
These PABs include investment contracts. Embedded derivatives on investment contracts and certain variable annuity guarantees accounted for as embedded derivatives are excluded from this caption in the preceding tables as they are separately presented in “— Recurring Fair Value Measurements.”

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

11.  Goodwill
Goodwill is the excess of cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. The goodwill impairment process requires a comparison of the estimated fair value of a reporting unit to its carrying value. The Company tests goodwill for impairment by either performing a qualitative assessment or a two-step quantitative test. The qualitative assessment is an assessment of historical information and relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect not to perform the qualitative assessment for some or all of its reporting units and perform a two-step quantitative impairment test. In performing the two-step quantitative impairment test, the Company may use a market multiple valuation approach and a discounted cash flow valuation approach. For reporting units which are particularly sensitive to market assumptions, the Company may use additional valuation methodologies to estimate the reporting units’ fair values.
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
For the 2014 annual goodwill impairment tests, the Company utilized the qualitative assessment for its Corporate Benefit Funding reporting unit and determined it was not more than likely that the fair value of the reporting unit was less than its carrying amount, and, therefore no further testing was needed for this reporting unit. For the Retail Annuities reporting unit, for which goodwill was held at MLIIC prior to the Mergers, the Company utilized a market multiple valuation approach and determined that goodwill was not impaired.
As a result of the Mergers (see Note 3) and the segment reporting changes discussed below, goodwill was re-tested for impairment during the fourth quarter of 2014. For the Corporate Benefit Funding reporting unit an updated qualitative assessment was performed and the Company determined it was not more than likely that the fair value of the reporting unit was less than its carrying amount, and, therefore, no further testing was needed for this reporting unit. For the Retail Annuities reporting unit, the Company performed a two-step quantitative impairment test comprised of a market multiple valuation and a discounted cash flow valuation and both approaches resulted in a fair value that was less than the carrying value, indicating a potential impairment. As a result, Step 2 of the goodwill impairment process was performed, which compares the implied fair value of the reporting unit’s goodwill with its carrying value. This analysis indicated that the recorded goodwill associated with this reporting unit was not recoverable. Therefore, the Company recorded a non-cash charge of $33 million with no income tax impact for the impairment of the entire goodwill balance that is reported in goodwill impairment in the consolidated statements of operations for the year ended December 31, 2014.
Effective January 1, 2015, the Company implemented certain segment reporting changes related to the measurement of segment operating earnings. The changes will be applied retrospectively beginning with the first quarter of 2015 and will not impact total consolidated operating earnings or net income. These changes include revising the Company’s capital allocation methodology. As a result, re-testing of goodwill for the Corporate Benefit Funding and Retail Annuities reporting units, discussed above, was performed using the estimated revised carrying amounts of the reporting units.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

11. Goodwill (continued)

Information regarding goodwill by segment, as well as Corporate & Other, was as follows:

	Retail	Corporate Benefit Funding	Corporate & Other (1)	Total
	(In millions)
Balance at January 1, 2012
Goodwill	$274	$307	$405	$986
Accumulated impairment	—	—	—	—
Total goodwill, net	$274	$307	$405	$986
Impairments (2)	(218)	—	(176)	(394)
Balance at December 31, 2012
Goodwill	$274	$307	$405	$986
Accumulated impairment	(218)	—	(176)	(394)
Total goodwill, net	$56	$307	$229	$592
Impairments (3)	(23)	—	(43)	(66)
Balance at December 31, 2013
Goodwill	$274	$307	$405	$986
Accumulated impairment	(241)	—	(219)	(460)
Total goodwill, net	$33	$307	$186	$526
Dispositions (4)	—	(112)	—	(112)
Impairments	(33)	—	—	(33)
Balance at December 31, 2014
Goodwill	$274	$195	$405	$874
Accumulated impairment	(274)	—	(219)	(493)
Total goodwill, net	$—	$195	$186	$381
______________

(1)
For purposes of goodwill impairment testing in 2014, the $186 million of net goodwill in Corporate & Other at December 31, 2013 did not change. This balance resulted from goodwill acquired as part of the 2005 Travelers acquisition and was allocated to the Corporate Benefit Funding segment.

(2)
In connection with its annual goodwill impairment testing, the Company determined that recorded goodwill associated with the Retail Annuities reporting unit was not recoverable and recorded a non-cash charge of $394 million ($147 million, net of income tax) for the impairment in the consolidated statements of operations for the year ended December 31, 2012.

(3)
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

(4)
In connection with the sale of MAL, goodwill in the Corporate Benefit Funding reporting unit was reduced by $112 million during the year ended December 31, 2014. See Note 4. This goodwill was allocated to MAL based on the relative fair values of MAL and the remaining portion of the Corporate Benefit Funding reporting unit.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

12.  Debt
Long-term debt outstanding was as follows:

	Interest Rate	Maturity	December 31,
			2014	2013
			(In millions)
Surplus notes — affiliated (1)	8.60%	2038	$750	$750
Long-term debt — affiliated (2)	6.80%	2014	—	75
Long-term debt — unaffiliated (3)	7.03%	2030	39	40
Total long-term debt (4)			$789	$865
______________

(1)
Payments of interest and principal on affiliated surplus notes, which are subordinate to all other obligations at the operating company level, may be made only with the prior approval of the insurance department of the state of domicile.

(2)	In December 2014, MetLife USA repaid at maturity its $75 million 6.80% affiliated notes.

(3)	Principal and interest is paid quarterly.

(4)	Excludes $139 million and $1.5 billion of long-term debt relating to CSEs at December 31, 2014 and 2013, respectively. See Note 8.
The aggregate maturities of long-term debt at December 31, 2014 are $1 million in each of 2015, 2016, and 2017, $2 million in each of 2018 and 2019 and $782 million thereafter.
Interest expense related to the Company’s indebtedness is included in other expenses and was $73 million for each of the years ended December 31, 2014 and 2013, and interest expense was $154 million for the year ended December 31, 2012.
Letters of Credit
The Company had access to credit facilities from various banks, either directly with the bank or indirectly through letters of credit available to MetLife, Inc. for the benefit of the Company and certain other affiliates of MetLife, Inc. These facilities were used for collateral for certain of the Company’s affiliated reinsurance liabilities. Total fees expensed associated with letters of credit were $13 million, $27 million and $33 million for the years ended December 31, 2014, 2013 and 2012, respectively, and were included in other expenses. At December 31, 2014, the Company had $2 million in letters of credit outstanding. Remaining availability was $3.3 billion at December 31, 2014.
13.  Equity
See Note 3 for a discussion on the Mergers.
Common Stock
In August 2014, MetLife Insurance Company of Connecticut redeemed for $1.4 billion and retired 4,595,317 shares of its common stock owned by MetLife Investors Group LLC.
Capital Contributions
In August 2014, MetLife Insurance Company of Connecticut received a capital contribution of $231 million in cash from MetLife, Inc.
In December and June 2012, Exeter received capital contributions of $550 million and $250 million, respectively, in cash from MetLife, Inc.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

13. Equity (continued)

Statutory Equity and Income
Each U.S. insurance company’s state of domicile imposes risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”) to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”). Companies below specific trigger levels or ratios are classified by certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC. The RBC ratio for MetLife USA was in excess of 350% for all periods presented.
MetLife USA prepares statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of its state of domicile or applicable foreign jurisdiction. The NAIC has adopted the Codification of Statutory Accounting Principles (“Statutory Codification”). Statutory Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. Modifications by the various state insurance departments may impact the effect of Statutory Codification on the statutory capital and surplus of MetLife USA.
Statutory accounting principles differ from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, reporting surplus notes as surplus instead of debt, reporting of reinsurance agreements and valuing securities on a different basis.
In addition, certain assets are not admitted under statutory accounting principles and are charged directly to surplus. The most significant assets not admitted by MetLife USA are net deferred income tax assets resulting from temporary differences between statutory accounting principles basis and tax basis not expected to reverse and become recoverable within three years.
The Delaware Department of Insurance approved two statutory accounting permitted practices for MetLife USA. For December 31, 2013, MetLife USA applied a U.S. GAAP reserving methodology for certain foreign blocks of business held by Exeter prior to the Mergers. These blocks of business were recaptured by the counterparties prior to the Mergers and are, therefore, not included in MetLife USA’s statutory reserves as of December 31, 2014. In addition, the Delaware Department of Insurance granted permission for MetLife USA not to calculate, record or disclose the effect of this permitted practice on statutory surplus and net income. Additionally, the Delaware Department of Insurance granted approval for MetLife USA to present the statutory conversion of Exeter’s capital and surplus accounts, which have been historically reported under U.S. GAAP, as an adjustment to MetLife USA’s gross paid-in and contributed surplus in a manner similar to a quasi-reorganization for all periods presented. This permitted practice had the effect of decreasing gross paid-in and contributed surplus and increasing unassigned funds for MetLife USA by $4.4 billion for the year ended December 31, 2013 with no net effect on overall capital and surplus.
The tables below present amounts from MetLife USA, which are derived from the most recent statutory-basis financial statements as filed with the Delaware Department of Insurance.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

13. Equity (continued)

Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2014	2013	2012
		(In millions)
MetLife USA (1)	Delaware	$1,543	$3,358	$848
______________

(1)
Statutory net income (loss) for the year ended December 31, 2012 is as filed with the Connecticut Insurance Department by MetLife Insurance Company of Connecticut and does not reflect the results of the Mergers.

Statutory capital and surplus was as follows at:

	December 31,
Company	2014	2013
	(In millions)
MetLife USA	$6,042	$3,566
As of December 31, 2013, the Company’s sole foreign insurance subsidiary, MAL, was regulated by authorities in the United Kingdom and was subject to minimum capital and solvency requirements before corrective action commences. The required capital and surplus was $165 million and the actual regulatory capital and surplus was $573 million in the most recent capital adequacy calculation for the jurisdiction as of December 31, 2013. MAL exceeded the minimum capital and solvency requirements for all other periods presented. See Note 4 for information on the disposal of MAL.
Dividend Restrictions
Under Delaware State Insurance Law, MetLife USA is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its net statutory gain from operations for the immediately preceding calendar year (excluding realized capital gains). MetLife USA will be permitted to pay a dividend in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner of Insurance (the “Delaware Commissioner”) and the Delaware Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)”) as of the immediately preceding calendar year requires insurance regulatory approval. Under Delaware State Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. During the year ended December 31, 2014, MetLife USA did not pay a dividend.
The following dividends were paid prior to the Mergers:

•	During the year ended December 31, 2013, MetLife Insurance Company of Connecticut paid a dividend to MetLife, Inc. of $1.0 billion.

•	During the year ended December 31, 2013, MLIIC paid a dividend to MetLife, Inc. of $129 million.

•	During the years ended December 31, 2014 and 2013, Exeter paid dividends to MetLife, Inc. of $155 million and $132 million, respectively.
Based on amounts at December 31, 2014, MetLife USA could pay a dividend to MetLife, Inc. in 2015 of $3.0 billion without prior approval of the Delaware Commissioner.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

13. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI, net of income tax, was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at January 1, 2012	$1,815	$156	$(116)	$1,855
OCI before reclassifications	1,035	6	101	1,142
Deferred income tax benefit (expense)	(380)	(1)	2	(379)
OCI before reclassifications, net of income tax	2,470	161	(13)	2,618
Amounts reclassified from AOCI	(94)	(3)	—	(97)
Deferred income tax benefit (expense)	34	1	—	35
Amounts reclassified from AOCI, net of income tax	(60)	(2)	—	(62)
Balance at December 31, 2012	2,410	159	(13)	2,556
OCI before reclassifications	(2,163)	(195)	54	(2,304)
Deferred income tax benefit (expense)	714	68	(2)	780
OCI before reclassifications, net of income tax	961	32	39	1,032
Amounts reclassified from AOCI	(69)	(11)	—	(80)
Deferred income tax benefit (expense)	24	4	—	28
Amounts reclassified from AOCI, net of income tax	(45)	(7)	—	(52)
Balance at December 31, 2013	916	25	39	980
OCI before reclassifications	2,301	242	(56)	2,487
Deferred income tax benefit (expense)	(707)	(85)	4	(788)
OCI before reclassifications, net of income tax	2,510	182	(13)	2,679
Amounts reclassified from AOCI	(28)	2	—	(26)
Deferred income tax benefit (expense)	8	(1)	—	7
Amounts reclassified from AOCI, net of income tax	(20)	1	—	(19)
Sale of subsidiary (2)	(320)	—	6	(314)
Deferred income tax benefit (expense)	80	—	—	80
Sale of subsidiary, net of income tax	(240)	—	6	(234)
Balance at December 31, 2014	$2,250	$183	$(7)	$2,426
__________________

(1)	See Note 8 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

(2)	See Note 4.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

13. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI, was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Years Ended December 31,
	2014	2013	2012
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains(losses)	$13	$50	$99	Net investment gains (losses)
Net unrealized investment gains (losses)	11	17	7	Net investment income
Net unrealized investment gains (losses)	4	2	(12)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	28	69	94
Income tax (expense) benefit	(8)	(24)	(34)
Net unrealized investment gains (losses), net of income tax	$20	$45	$60
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$1	$—	$—	Net derivative gains (losses)
Interest rate swaps	1	1	—	Net investment income
Interest rate forwards	1	9	1	Net derivative gains (losses)
Interest rate forwards	1	1	1	Net investment income
Foreign currency swaps	(6)	—	1	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	(2)	11	3
Income tax (expense) benefit	1	(4)	(1)
Gains (losses) on cash flow hedges, net of income tax	$(1)	$7	$2
Total reclassifications, net of income tax	$19	$52	$62

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

14.  Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Compensation	$320	$358	$410
Commissions	492	700	1,007
Volume-related costs	170	165	196
Affiliated interest costs on ceded and assumed reinsurance	325	212	271
Capitalization of DAC	(279)	(512)	(908)
Amortization of DAC and VOBA	990	205	734
Interest expense on debt	109	195	317
Premium taxes, licenses and fees	53	59	64
Professional services	58	42	26
Rent and related expenses	41	31	38
Other	475	482	481
Total other expenses	$2,754	$1,937	$2,636
Capitalization of DAC and Amortization of DAC and VOBA
See Note 6 for additional information on DAC and VOBA including impacts of capitalization and amortization.
Interest Expense on Debt
Interest expense on debt includes interest expense on debt (see Note 12) and interest expense related to CSEs (see Note 8).
Affiliated Expenses
Commissions, capitalization of DAC and amortization of DAC and VOBA include the impact of affiliated reinsurance transactions. See Notes 7, 12 and 17 for a discussion of affiliated expenses included in the table above.
15.  Income Tax
The provision for income tax from continuing operations was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Current:
Federal	$(364)	$(271)	$(590)
Foreign	6	8	(10)
Subtotal	(358)	(263)	(600)
Deferred:
Federal	355	682	(232)
Foreign	(2)	18	19
Subtotal	353	700	(213)
Provision for income tax expense (benefit)	$(5)	$437	$(813)

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

15. Income Tax (continued)

The Company’s income (loss) from continuing operations before income tax expense (benefit) from domestic and foreign operations were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Income (loss) from continuing operations:
Domestic	$(174)	$1,724	$(531)
Foreign	464	(146)	(1,341)
Total	$290	$1,578	$(1,872)
The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Tax provision at U.S. statutory rate	$102	$551	$(654)
Tax effect of:
Dividend received deduction	(114)	(93)	(81)
Tax-exempt income	—	—	(1)
Prior year tax	(20)	(6)	6
Tax credits	(14)	(11)	(9)
Foreign tax rate differential	—	(2)	13
Change in valuation allowance	—	—	22
Goodwill impairment	12	13	(109)
Sale of subsidiary	24	(24)	—
Other, net	5	9	—
Provision for income tax expense (benefit)	$(5)	$437	$(813)

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

15. Income Tax (continued)

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2014	2013
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$1,836	$1,872
Net operating loss carryforwards	—	89
Investments, including derivatives	—	179
Tax credit carryforwards	149	130
Other	40	9
Total deferred income tax assets	2,025	2,279
Deferred income tax liabilities:
Investments, including derivatives	372	—
Intangibles	519	531
Net unrealized investment gains	1,296	591
DAC	1,176	1,310
Other	—	98
Total deferred income tax liabilities	3,363	2,530
Net deferred income tax asset (liability)	$(1,338)	$(251)
The following table sets forth the general business credits, foreign tax credits, and other tax credit carryforwards for tax purposes at December 31, 2014.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits	Other
	(In millions)
Expiration
2015-2019	—	—	—
2020-2024	—	32	—
2025-2029	—	—	—
2030-2034	6	—	—
Indefinite	—	—	101
	$6	$32	$101
Pursuant to Internal Revenue Service (“IRS”) rules, the Company was excluded from MetLife, Inc.’s life/non-life consolidated federal tax return for the five years subsequent to MetLife, Inc.’s July 2005 acquisition of the Company. In 2011, MetLife Insurance Company of Connecticut and its subsidiaries joined the consolidated return and became a party to the MetLife Inc. tax sharing agreement. Prior to 2011, MetLife Insurance Company of Connecticut filed a consolidated tax return with its includable subsidiaries. Non-includable subsidiaries filed either separate individual corporate tax returns or separate consolidated tax returns.
The Company participates in a tax sharing agreement with MetLife Inc., as described in Note 1. Pursuant to this tax sharing agreement, the amounts due to (from) affiliates included ($537) million, ($400) million and ($406) million for the years ended December 31, 2014, 2013 and 2012, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

15. Income Tax (continued)

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The Company is under continuous examination by the IRS and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to U.S. federal, state or local income tax examinations for years prior to 2007, except for 2003 through 2006 where the IRS disallowance relates predominantly to tax policyholder liability deductions and the Company continues to protest.
During June 2014, the IRS concluded its audit of the Company’s tax returns for the years 2003 through 2006 and issued a Revenue Agent’s report. The Company agreed with certain tax adjustments and filed a protest in July 2014 for other tax adjustments. Management believes it has established adequate tax liabilities and final resolution of the audit for the years 2003 through 2006 is not expected to have a material impact on the Company’s financial statements.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Balance at January 1,	$26	$(1)	$29
Additions for tax positions of prior years	15	28	46
Reductions for tax positions of prior years	(5)	(1)	(76)
Additions for tax positions of current year	2	1	9
Reductions for tax positions of current year	—	(1)	(9)
Balance at December 31,	$38	$26	$(1)
Unrecognized tax benefits that, if recognized would impact the effective rate	$28	$26	$(1)
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense.
Interest was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Interest recognized in the consolidated statements of operations	$—	$2	$(9)

		December 31,
		2014	2013
		(In millions)
Interest included in other liabilities in the consolidated balance sheets		$2	$2
The Company had no penalties for the years ended December 31, 2014, 2013 and 2012.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

15. Income Tax (continued)

The U.S. Treasury Department and the IRS have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction (“DRD”), related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the federal statutory tax rate of 35%. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the years ended December 31, 2014 and 2013, the Company recognized an income tax benefit of $135 million and $106 million, respectively, related to the separate account DRD. The 2014 benefit included a benefit of $21 million related to a true-up of the 2013 tax return. The 2013 benefit included a benefit of $13 million related to a true-up of the 2012 tax return.

MetLife Insurance Company USA
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2014.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of December 31, 2014, the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material for the Company.
Matters as to Which an Estimate Cannot Be Made
For other matters, the Company is not currently able to estimate the reasonably possible loss or range of loss. The Company is often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by the court on motions or appeals, analysis by experts, and the progress of settlement negotiations. On a quarterly and annual basis, the Company reviews relevant information with respect to litigation contingencies and updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
Unclaimed Property Litigation
On December 28, 2012, the West Virginia Treasurer filed an action (West Virginia ex rel. John D. Perdue v. MetLife Insurance Company of Connecticut, Circuit Court of Putnam County), alleging that the Company violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 14, 2012, the Treasurer filed a substantially identical suit against MLI-USA. On December 30, 2013, the court granted defendants’ motions to dismiss all of the West Virginia Treasurer’s actions. The Treasurer has appealed the dismissal order.
Sales Practices Claims
Over the past several years, the Company has faced claims and regulatory inquiries and investigations, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. The Company continues to defend vigorously against the claims in these matters. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices matters.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

16. Contingencies, Commitments and Guarantees (continued)

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
Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2014	2013
	(In millions)
Other Assets:
Premium tax offset for future undiscounted assessments	$13	$11
Premium tax offsets currently available for paid assessments	13	10
Receivable for reimbursement of paid assessments (1)	—	5
	$26	$26
Other Liabilities:
Insolvency assessments	$18	$20
______________

(1)	The Company holds a receivable from the seller of a prior acquisition in accordance with the purchase agreement.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $36 million and $153 million at December 31, 2014 and 2013, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $918 million and $1.0 billion at December 31, 2014 and 2013, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

16. Contingencies, Commitments and Guarantees (continued)

Other Commitments
The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At December 31, 2014 and 2013, the Company had agreed to fund up to $32 million and $61 million, respectively, of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $57 million and $74 million, respectively, to custody accounts to secure the demand notes. Each of these affiliates is permitted by contract to sell or re-pledge this collateral.
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
The Company has provided a guarantee on behalf of MLII that is triggered if MLII cannot pay claims because of insolvency, liquidation or rehabilitation. Life insurance coverage in-force, representing the maximum potential obligation under this guarantee, was $233 million at both December 31, 2014 and 2013. The Company does not hold any collateral related to this guarantee, but has a recorded liability of $1 million that was based on the total account value of the guaranteed policies plus the amounts retained per policy at both December 31, 2014 and 2013. The remainder of the risk was ceded to external reinsurers.
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
17.  Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $1.6 billion, $1.7 billion and $1.8 billion for the years ended December 31, 2014, 2013 and 2012, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $266 million, $247 million and $213 million for the years ended December 31, 2014, 2013 and 2012, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $202 million, $211 million and $190 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company had net receivables (payables) from/to affiliates, related to the items discussed above, of $26 million and ($206) million at December 31, 2014 and 2013, respectively.
See Notes 7, 8, 9 and 12 for additional information on related party transactions.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2014

(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. Treasury and agency securities	$14,147	$15,826	$15,826
Public utilities	3,100	3,490	3,490
State and political subdivision securities	2,180	2,592	2,592
Foreign government securities	607	741	741
All other corporate bonds	16,967	18,267	18,267
Total bonds	37,001	40,916	40,916
Mortgage-backed and asset-backed securities	9,041	9,322	9,322
Redeemable preferred stock	381	459	459
Total fixed maturity securities	46,423	50,697	50,697
Equity securities:
Common stock:
Industrial, miscellaneous and all other	176	233	233
Non-redeemable preferred stock	224	226	226
Total equity securities	400	459	459
Mortgage loans	5,839		5,839
Policy loans	1,194		1,194
Real estate and real estate joint ventures	894		894
Other limited partnership interests	2,234		2,234
Short-term investments	1,232		1,232
Other invested assets	4,531		4,531
Total investments	$62,747		$67,080
______________

(1)
Cost or amortized cost for fixed maturity securities and mortgage loans represents original cost reduced by repayments, valuation allowances and impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premiums or accretion of discounts; for equity securities, cost represents original cost reduced by impairments from other-than-temporary declines in estimated fair value; for real estate, cost represents original cost reduced by impairments and adjusted for valuation allowances and depreciation; for real estate joint ventures and other limited partnership interests, cost represents original cost reduced for impairments or original cost adjusted for equity in earnings and distributions.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2014, 2013 and 2012
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1), (2)	Unearned Revenue (1)
2014
Retail	$4,824	$14,184	$28,790	$9	$203
Corporate Benefit Funding	5	10,849	6,695	—	1
Corporate & Other	61	6,766	1	5	—
Total	$4,890	$31,799	$35,486	$14	$204
2013
Retail	$5,659	$13,156	$27,864	$9	$286
Corporate Benefit Funding	6	14,270	8,357	—	2
Corporate & Other	26	7,307	1,168	4	—
Total	$5,691	$34,733	$37,389	$13	$288
2012
Retail	$4,796	$11,909	$32,640	$9	$277
Corporate Benefit Funding	8	15,078	9,093	—	2
Corporate & Other	—	7,235	2,647	4	—
Total	$4,804	$34,222	$44,380	$13	$279
______________

(1)	Amounts are included within the future policy benefits and other policy-related balances column.

(2)	Includes premiums received in advance.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information — (Continued)
December 31, 2014, 2013 and 2012
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses	Other Operating Expenses (1)
2014
Retail	$4,094	$1,947	$3,168	$966	$1,506
Corporate Benefit Funding	9	908	603	2	39
Corporate & Other	242	(186)	55	22	219
Total	$4,345	$2,669	$3,826	$990	$1,764
2013
Retail	$3,385	$1,906	$3,444	$199	$1,457
Corporate Benefit Funding	219	1,139	858	5	34
Corporate & Other	215	(46)	13	1	241
Total	$3,819	$2,999	$4,315	$205	$1,732
2012
Retail	$3,361	$1,725	$3,120	$721	$1,507
Corporate Benefit Funding	658	1,146	1,322	10	36
Corporate & Other	1,210	189	1,160	3	359
Total	$5,229	$3,060	$5,602	$734	$1,902
______________

(1)	Includes other expenses, excluding amortization of DAC and VOBA charged to other expenses.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2014, 2013 and 2012
(In millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2014
Life insurance in-force	$489,194	$450,342	$52,728	$91,580	57.6%
Insurance premium
Life insurance (1)	$1,995	$943	$94	$1,146	8.2%
Accident and health insurance	231	225	—	6	—
Total insurance premium	$2,226	$1,168	$94	$1,152	8.2%
2013
Life insurance in-force	$467,458	$428,842	$10,931	$49,547	22.1%
Insurance premium
Life insurance (1)	$1,356	$746	$73	$683	10.6%
Accident and health insurance	234	228	—	6	—
Total insurance premium	$1,590	$974	$73	$689	10.6%
2012
Life insurance in-force	$429,738	$389,156	$11,387	$51,969	21.9%
Insurance premium
Life insurance (1)	$1,827	$581	$962	$2,208	43.5%
Accident and health insurance	248	241	—	7	—
Total insurance premium	$2,075	$822	$962	$2,215	43.5%
______________

(1)	Includes annuities.
For the year ended December 31, 2014, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $292.0 billion and $50.2 billion, respectively, and life insurance premiums of $830 million and $55 million, respectively. For the year ended December 31, 2013, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $270.0 billion and $10.0 billion, respectively, and life insurance premiums of $638 million and $28 million, respectively. For the year ended December 31, 2012, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $237.3 billion and $10.6 billion, respectively, and life insurance premiums of $477 million and $912 million, respectively.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of MetLife Insurance Company USA is responsible for establishing and maintaining adequate internal control over financial reporting. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with GAAP.
Management has documented and evaluated the effectiveness of the internal control of the Company at December 31, 2014 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of management, MetLife Insurance Company USA maintained effective internal control over financial reporting at December 31, 2014.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements and consolidated financial statement schedules included in the Annual Report on Form 10-K for the year ended December 31, 2014. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included on page 70.
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
Independent Auditor’s Fees for 2014 and 2013
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2014 and 2013. All fees shown in the table were related to services that were approved by the Audit Committee of MetLife, Inc. (“Audit Committee”).

	2014	2013
	(In millions)
Audit Fees (1)	$7.20	$6.56
Audit-Related Fees (2)	$0.07	$0.07
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—
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

Approval of Fees
The Audit Committee approves Deloitte’s audit and non-audit services to MetLife, Inc. and its subsidiaries, including the Company, in advance as required under Sarbanes-Oxley and SEC rules. Before the commencement of each fiscal year, the Audit Committee appoints the independent auditor to perform audit services that MetLife expects to be performed for the fiscal year and appoints the auditor to perform audit-related, tax and other permitted non-audit services. The Audit Committee or a designated member of the Audit Committee to whom authority has been delegated may, from time to time, pre-approve additional audit and non-audit services to be performed by MetLife’s independent auditor. Any pre-approval of services between Audit Committee meetings must be reported to the full Audit Committee at its next scheduled meeting.
The Audit Committee is responsible for approving fees for the audit and for any audit-related, tax or other permitted non-audit services. If the audit, audit-related, tax and other permitted non-audit fees for a particular period or service exceed the amounts previously approved, the Audit Committee determines whether or not to approve the additional fees.
The Audit Committee ensures the regular rotation of the audit engagement team partners as required by law.

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 69.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 69.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page E-1.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 27, 2015

METLIFE INSURANCE COMPANY USA

By	/s/ Eric T. Steigerwalt
	Name:	Eric T. Steigerwalt
	Title:	Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elizabeth M. Forget	Director	March 27, 2015
Elizabeth M. Forget

/s/ Gene L. Lunman	Director	March 27, 2015
Gene L. Lunman

/s/ Eric T. Steigerwalt	Chairman of the Board, President	March 27, 2015
Eric T. Steigerwalt	and Chief Executive Officer
(Principal Executive Officer)

/s/ Anant Bhalla	Senior Vice President and	March 27, 2015
Anant Bhalla	Chief Financial Officer
(Principal Financial Officer)

/s/ Peter M. Carlson	Executive Vice President and	March 27, 2015
Peter M. Carlson	Chief Accounting Officer
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

Exhibit Index
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife Insurance Company USA and its subsidiaries, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife Insurance Company USA and its subsidiaries may be found elsewhere in this Annual Report on Form 10-K and MetLife Insurance Company USA’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.)

Exhibit No.	Description

2.1	Agreement and Plan of Merger between MetLife Investors USA Insurance Company and MetLife Insurance Company USA, dated as of November 14, 2014.

2.2	Agreement and Plan of Merger between MetLife Investors Insurance Company and MetLife Insurance Company USA, dated as of November 14, 2014.

2.3	Agreement and Plan of Merger between Exeter Reassurance Company, Ltd and MetLife Insurance Company USA, dated as of November 14, 2014.

3.1	Certificate of Incorporation of MetLife Insurance Company of Connecticut (now MetLife Insurance Company USA), as effective November 14, 2014.

3.2	Certificate of Amendment of Certificate of Incorporation of MetLife Insurance Company of Connecticut (now MetLife Insurance Company USA), as effective November 14, 2014.

3.3	By-laws of MetLife Insurance Company USA, as effective November 14, 2014.

4.1
Service Agreement and Indemnity Combination Coinsurance and Modified Coinsurance Agreement of Certain Life Insurance Policies (effective as of January 1, 2014), between MetLife Insurance Company of Connecticut and Metropolitan Life Insurance Company (Treaty #20132) (Incorporated by reference to Exhibit 4.1 to MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”)).

4.2
Service Agreement and Indemnity Combination Coinsurance and Modified Coinsurance Agreement of Certain Annuity Contracts (effective as of January 1, 2014), between MetLife Insurance Company of Connecticut and Metropolitan Life Insurance Company (Treaty #20176) (Incorporated by reference to Exhibit 4.2 to the 2013 Annual Report)

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