Form 10-Q
period 2015-03-31
MetLife Insurance Co USA
filed 2015-05-13
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At May 13, 2015, 3,000 shares of the registrant’s common stock, $25,000 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

As used in this Form 10-Q, “MetLife USA,” the “Company,” “we,” “our” and “us” refer to MetLife Insurance Company USA (formerly, MetLife Insurance Company of Connecticut), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. MetLife Insurance Company USA is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”).
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
MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2015 (Unaudited) and December 31, 2014
(In millions, except share and per share data)

	March 31, 2015	December 31, 2014
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $48,233 and $46,423, respectively)	$53,065	$50,697
Equity securities available-for-sale, at estimated fair value (cost: $422 and $400, respectively)	480	459
Mortgage loans (net of valuation allowances of $26 and $25, respectively; includes $272 and $280, respectively, at estimated fair value, relating to variable interest entities)	6,120	5,839
Policy loans	1,190	1,194
Real estate and real estate joint ventures (includes $46 and $93 respectively, of real estate held-for-sale)	819	894
Other limited partnership interests	2,244	2,234
Short-term investments, principally at estimated fair value	3,321	1,232
Other invested assets, principally at estimated fair value	5,209	4,531
Total investments	72,448	67,080
Cash and cash equivalents, principally at estimated fair value	827	1,206
Accrued investment income (includes $1 and $2, respectively, relating to variable interest entities)	526	501
Premiums, reinsurance and other receivables	21,978	21,559
Deferred policy acquisition costs and value of business acquired	4,811	4,890
Current income tax recoverable	498	537
Goodwill	381	381
Other assets	839	848
Separate account assets	110,014	108,861
Total assets	$212,322	$205,863
Liabilities and Stockholder’s Equity
Liabilities
Future policy benefits	$29,073	$28,479
Policyholder account balances	35,506	35,486
Other policy-related balances	3,426	3,320
Payables for collateral under securities loaned and other transactions	9,394	7,501
Long-term debt (includes $132 and $139, respectively, at estimated fair value, relating to variable interest entities)	921	928
Deferred income tax liability	1,575	1,338
Other liabilities (includes $1 and $1, respectively, relating to variable interest entities)	9,828	7,944
Separate account liabilities	110,014	108,861
Total liabilities	199,737	193,857
Contingencies, Commitments and Guarantees (Note 9)
Stockholder’s Equity
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding, respectively	75	75
Additional paid-in capital	10,856	10,855
Retained earnings (deficit)	(1,066)	(1,350)
Accumulated other comprehensive income (loss)	2,720	2,426
Total stockholder’s equity	12,585	12,006
Total liabilities and stockholder’s equity	$212,322	$205,863
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2015 and 2014 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Revenues
Premiums	$283	$178
Universal life and investment-type product policy fees	718	805
Net investment income	635	735
Other revenues	120	142
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(2)	(1)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(1)	—
Other net investment gains (losses)	45	(505)
Total net investment gains (losses)	42	(506)
Net derivative gains (losses)	85	(150)
Total revenues	1,883	1,204
Expenses
Policyholder benefits and claims	592	568
Interest credited to policyholder account balances	257	269
Other expenses	647	677
Total expenses	1,496	1,514
Income (loss) before provision for income tax	387	(310)
Provision for income tax expense (benefit)	103	(111)
Net income (loss)	$284	$(199)
Comprehensive income (loss)	$578	$483
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Stockholder’s Equity
For the Three Months Ended March 31, 2015 and 2014 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2014	$75	$10,855	$(1,350)	$2,426	$12,006
Capital contribution		1			1
Net income (loss)			284		284
Other comprehensive income (loss), net of income tax				294	294
Balance at March 31, 2015	$75	$10,856	$(1,066)	$2,720	$12,585

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2013	$86	$11,506	$(1,006)	$980	$11,566
Dividend paid to MetLife, Inc.			(77)		(77)
Capital contribution		3			3
Net income (loss)			(199)		(199)
Other comprehensive income (loss), net of income tax				682	682
Balance at March 31, 2014	$86	$11,509	$(1,282)	$1,662	$11,975
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$825	$982
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	7,427	4,603
Equity securities	7	14
Mortgage loans	123	807
Real estate and real estate joint ventures	103	1
Other limited partnership interests	37	37
Purchases of:
Fixed maturity securities	(7,681)	(5,189)
Equity securities	(27)	(9)
Mortgage loans	(435)	(126)
Real estate and real estate joint ventures	(5)	(89)
Other limited partnership interests	(47)	(62)
Cash received in connection with freestanding derivatives	59	45
Cash paid in connection with freestanding derivatives	(259)	(345)
Cash received under repurchase agreements (Note 4)	199	—
Cash paid under reverse repurchase agreements (Note 4)	(199)	—
Net change in policy loans	4	5
Net change in short-term investments	(2,088)	214
Net change in other invested assets	22	28
Net cash provided by (used in) investing activities	(2,760)	(66)
Cash flows from financing activities
Policyholder account balances:
Deposits	4,546	4,464
Withdrawals	(4,840)	(5,007)
Net change in payables for collateral under securities loaned and other transactions	1,893	1,423
Long-term debt repaid	(7)	(459)
Financing element on certain derivative instruments	(37)	(58)
Dividends paid to MetLife, Inc.	—	(77)
Net cash provided by (used in) financing activities	1,555	286
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	1	8
Change in cash and cash equivalents	(379)	1,210
Cash and cash equivalents, beginning of period	1,206	1,400
Cash and cash equivalents, end of period	$827	$2,610
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$2	$21
Income tax	$1	$2
Non-cash transactions:
Capital contributions from MetLife, Inc.	$1	$3
Transfer of fixed maturity securities to affiliates	$—	$333
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
In November 2014, MetLife Insurance Company of Connecticut re-domesticated from Connecticut to Delaware, changed its name to MetLife Insurance Company USA and merged with its subsidiary, MetLife Investors USA Insurance Company (“MLI-USA”), and its affiliate, MetLife Investors Insurance Company, each a U.S. insurance company that issued variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd., a former offshore, reinsurance subsidiary of MetLife, Inc. and affiliate of MICC that mainly reinsured guarantees associated with variable annuity products (the “Mergers”). The surviving entity of the Mergers was MetLife USA. The Mergers represent a transaction among entities under common control and have been accounted for in a manner similar to the pooling-of-interests method, which requires that the merged entities be combined at their historical cost. The Company’s consolidated financial statements and related footnotes are presented as if the transaction occurred at the beginning of the earliest date presented and the prior periods have been retrospectively adjusted. See Note 3 of the Notes to the Consolidated Financial Statements included in MetLife Insurance Company USA’s Annual Report on Form 10‑K for the year ended December 31, 2014 (the “2014 Annual Report”) for further information on the Mergers.
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
The accompanying interim condensed consolidated financial statements include the accounts of MetLife USA, as well as partnerships and joint ventures in which the Company has control, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany accounts and transactions have been eliminated.
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
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the 2015 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2014 consolidated balance sheet data was derived from audited consolidated financial statements included in the 2014 Annual Report, which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2014 Annual Report.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncements
Effective January 1, 2015, the Company adopted guidance requiring repurchase-to-maturity transactions and repurchase financing arrangements to be accounted for as secured borrowings and providing for enhanced disclosures, including the nature of collateral pledged and the time to maturity. Certain interim period disclosures for repurchase agreements and securities lending transactions are not required until the second quarter of 2015. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
Future Adoption of New Accounting Pronouncements
In May, 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance on fair value measurement (Accounting Standards Update (“ASU”) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and which should be applied retrospectively to all periods presented. Earlier application is permitted. The new amendments in this ASU remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient. In addition, the amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In April 2015, the FASB issued new guidance on accounting for fees paid in a cloud computing arrangement (ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the new guidance is permitted and an entity can elect to adopt the guidance either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The new guidance provides that all software licenses included in cloud computing arrangements be accounted for consistent with other licenses of intangible assets. However, if a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract, the accounting for which did not change. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In April 2015, the FASB issued new guidance on the presentation of debt issuance costs (ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and should be applied retrospectively to all periods presented. Early adoption of the new guidance is permitted for financial statements that have not been previously issued. The new guidance will require that debt issuance costs be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset, consistent with debt discounts. However, the current recognition and measurement guidance for debt issuance costs are not affected by the new guidance. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In February 2015, the FASB issued new guidance to improve consolidation guidance for legal entities (ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in this ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014‑09, Revenue from Contracts with Customers (Topic 606)), effective retrospectively for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption of this standard is not permitted. The new guidance will supersede nearly all existing revenue recognition guidance under GAAP; however, it will not impact the accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information
The Company is organized into two segments: Retail and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. As anticipated, in the first quarter of 2015, the Company implemented certain segment reporting changes related to the measurement of segment operating earnings, which included revising the Company’s capital allocation methodology. These changes were applied retrospectively and did not have an impact on total consolidated operating earnings or net income.
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
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments, run-off businesses, the Company’s ancillary international operations, ancillary U.S. direct business sold direct to consumer, and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes assumed reinsurance of certain variable annuity products from a former affiliated operating joint venture in Japan. Under this in-force reinsurance agreement, the Company reinsures living and death benefit guarantees issued in connection with variable annuity products. Additionally, Corporate & Other includes a reinsurance agreement to assume certain blocks of indemnity reinsurance from an affiliate. These reinsurance agreements were recaptured effective November 1, 2014. Corporate & Other also includes the elimination of intersegment amounts.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2015 and 2014. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s and the Company’s business.
MetLife’s economic capital model, coupled with considerations of local capital requirements, aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon while applying an industry standard method for the inclusion of diversification benefits among risk types. MetLife’s management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Results
Three Months Ended March 31, 2015	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$271	$4	$8	$283	$—	$283
Universal life and investment-type product policy fees	643	9	—	652	66	718
Net investment income	504	218	(26)	696	(61)	635
Other revenues	118	1	1	120	—	120
Net investment gains (losses)	—	—	—	—	42	42
Net derivative gains (losses)	—	—	—	—	85	85
Total revenues	1,536	232	(17)	1,751	132	1,883
Expenses
Policyholder benefits and claims	385	97	21	503	89	592
Interest credited to policyholder account balances	228	28	—	256	1	257
Capitalization of DAC	(74)	—	(25)	(99)	—	(99)
Amortization of DAC and VOBA	164	—	7	171	24	195
Interest expense on debt	—	—	17	17	1	18
Other expenses	472	12	49	533	—	533
Total expenses	1,175	137	69	1,381	115	1,496
Provision for income tax expense (benefit)	98	33	(34)	97	6	103
Operating earnings	$263	$62	$(52)	273
Adjustments to:
Total revenues				132
Total expenses				(115)
Provision for income tax (expense) benefit				(6)
Net income (loss)				$284		$284

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Results
Three Months Ended March 31, 2014	Retail	Corporate Benefit Funding (1)	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$229	$(65)	$14	$178	$—	$178
Universal life and investment-type product policy fees	669	8	45	722	83	805
Net investment income	502	237	(24)	715	20	735
Other revenues	141	1	—	142	—	142
Net investment gains (losses)	—	—	—	—	(506)	(506)
Net derivative gains (losses)	—	—	—	—	(150)	(150)
Total revenues	1,541	181	35	1,757	(553)	1,204
Expenses
Policyholder benefits and claims	389	26	13	428	140	568
Interest credited to policyholder account balances	238	31	—	269	—	269
Capitalization of DAC	(60)	—	(16)	(76)	—	(76)
Amortization of DAC and VOBA	193	1	8	202	71	273
Interest expense on debt	2	—	17	19	18	37
Other expenses	416	7	15	438	5	443
Total expenses	1,178	65	37	1,280	234	1,514
Provision for income tax expense (benefit)	103	41	(3)	141	(252)	(111)
Operating earnings	$260	$75	$1	336
Adjustments to:
Total revenues				(553)
Total expenses				(234)
Provision for income tax (expense) benefit				252
Net income (loss)				$(199)		$(199)
____________

(1)	Premiums and policyholder benefits and claims both include ($87) million of ceded reinsurance with Metropolitan Life Insurance Company (“MLIC”). See Note 10.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2015	December 31, 2014
	(In millions)
Retail	$175,865	$173,657
Corporate Benefit Funding	25,794	25,312
Corporate & Other	10,663	6,894
Total	$212,322	$205,863
3.  Insurance
Guarantees
As discussed in Notes 1 and 5 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report, the Company issues variable annuity products with guaranteed minimum benefits. The non-life contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of certain GMIBs that does not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 5.
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
Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	March 31, 2015		December 31, 2014
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value	$113,275	$65,009	$112,298	$64,550
Separate account value	$108,287	$63,694	$107,261	$63,206
Net amount at risk	$2,933	$1,487	$3,151	$1,297
Average attained age of contractholders	66 years	66 years	65 years	65 years

	March 31, 2015	December 31, 2014
	Secondary Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$6,765	$6,702
Net amount at risk	$91,098	$91,204
Average attained age of policyholders	59 years	59 years
____________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4.  Investments
Fixed Maturity and Equity Securities Available-for-Sale
Fixed Maturity and Equity Securities Available-for-Sale by Sector
The following table presents the fixed maturity and equity securities available-for-sale (“AFS”) by sector. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities and non-redeemable preferred stock is reported within equity securities. Included within fixed maturity securities are structured securities including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”).

	March 31, 2015					December 31, 2014
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities
U.S. corporate	$15,716	$1,795	$106	$—	$17,405	$15,286	$1,635	$119	$—	$16,802
U.S. Treasury and agency	12,335	1,974	12	—	14,297	14,147	1,686	7	—	15,826
RMBS	8,459	328	32	32	8,723	5,858	291	33	35	6,081
Foreign corporate	5,190	327	84	—	5,433	5,162	310	58	—	5,414
State and political subdivision	2,213	449	1	—	2,661	2,180	413	1	—	2,592
CMBS (1)	1,757	54	2	(1)	1,810	1,637	45	4	(1)	1,679
ABS	1,948	27	5	—	1,970	1,546	26	10	—	1,562
Foreign government	615	152	1	—	766	607	136	2	—	741
Total fixed maturity securities	$48,233	$5,106	$243	$31	$53,065	$46,423	$4,542	$234	$34	$50,697
Equity securities
Common stock	$197	$57	$3	$—	$251	$176	$60	$3	$—	$233
Non-redeemable preferred stock	225	13	9	—	229	224	9	7	—	226
Total equity securities	$422	$70	$12	$—	$480	$400	$69	$10	$—	$459
______________

(1)
The noncredit loss component of other-than-temporary impairment (“OTTI”) losses for CMBS was in an unrealized gain position of $1 million at both March 31, 2015 and December 31, 2014, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $18 million and $14 million with unrealized gains (losses) of $4 million and $4 million at March 31, 2015 and December 31, 2014, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2015:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$3,081	$10,178	$7,520	$15,290	$12,164	$48,233
Estimated fair value	$3,108	$10,611	$7,973	$18,870	$12,503	$53,065
Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been presented in the year of final contractual maturity. Structured securities (RMBS, CMBS and ABS) are shown separately, as they are not due at a single maturity.

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

	March 31, 2015				December 31, 2014
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$1,094	$37	$428	$69	$1,346	$45	$685	$74
U.S. Treasury and agency	1,929	12	—	—	4,067	5	163	2
RMBS	926	13	485	51	684	26	530	42
Foreign corporate	1,033	73	117	11	1,031	49	133	9
State and political subdivision	14	1	20	—	11	—	24	1
CMBS	114	1	22	—	124	1	78	2
ABS	325	1	178	4	334	2	231	8
Foreign government	14	1	3	—	27	1	9	1
Total fixed maturity securities	$5,449	$139	$1,253	$135	$7,624	$129	$1,853	$139
Equity securities
Common stock	$16	$3	$—	$—	$11	$3	$—	$—
Non-redeemable preferred stock	12	2	43	7	28	1	44	6
Total equity securities	$28	$5	$43	$7	$39	$4	$44	$6
Total number of securities in an unrealized loss position	625		292		752		333
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
As described more fully in Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities, equity securities and perpetual hybrid securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at March 31, 2015. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities increased $6 million during the three months ended March 31, 2015 to $274 million. The increase in gross unrealized losses for the three months ended March 31, 2015 was primarily attributable to the impact of weakening foreign currencies on non-functional currency denominated fixed maturity securities.
At March 31, 2015, $48 million of the total $274 million of gross unrealized losses were from 12 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $48 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $29 million, or 60%, were related to gross unrealized losses on six investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4. Investments (continued)

Below Investment Grade Fixed Maturity Securities
Of the $48 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $19 million, or 40%, were related to gross unrealized losses on six below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over valuations of residential real estate supporting non-agency RMBS. Management evaluates non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security.
Equity Securities
Gross unrealized losses on equity securities increased $2 million during the three months ended March 31, 2015 to $12 million. Of the $12 million, $5 million were from two securities with gross unrealized losses of 20% or more of cost for 12 months or greater. Of the $5 million, 40% were from securities rated A or better, and all were from financial services industry investment grade non-redeemable preferred stock securities.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2015		December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans:
Commercial	$4,550	74.4%	$4,281	73.3%
Agricultural	1,324	21.6	1,303	22.3
Subtotal	5,874	96.0	5,584	95.6
Valuation allowances	(26)	(0.4)	(25)	(0.4)
Subtotal mortgage loans, net	5,848	95.6	5,559	95.2
Commercial mortgage loans held by CSEs - fair value option ("FVO")	272	4.4	280	4.8
Total mortgage loans, net	$6,120	100.0%	$5,839	100.0%

See “— Variable Interest Entities” for discussion of consolidated securitization entities (“CSEs”).
See “— Related Party Investment Transactions” for discussion of related party mortgage loans.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4. Investments (continued)

Information on commercial and agricultural mortgage loans is presented in the tables below. Information on commercial mortgage loans held by CSEs - FVO is presented in Note 6. The Company elects the FVO for certain commercial mortgage loans and related long-term debt that are managed on a total return basis.
Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
Mortgage loans by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
March 31, 2015
Commercial	$—	$—	$—	$—	$—	$4,550	$22	$—
Agricultural	4	3	—	—	—	1,321	4	3
Total	$4	$3	$—	$—	$—	$5,871	$26	$3
December 31, 2014
Commercial	$—	$—	$—	$—	$—	$4,281	$21	$—
Agricultural	4	3	—	—	—	1,300	4	3
Total	$4	$3	$—	$—	$—	$5,581	$25	$3

The average recorded investment for impaired commercial and agricultural mortgage loans was $0 and $3 million, respectively, for the three months ended March 31, 2015; and $72 million and $4 million, respectively, for the three months ended March 31, 2014.

Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended March 31,
	2015			2014
	Commercial	Agricultural	Total	Commercial	Agricultural	Total
	(In millions)
Balance, beginning of period	$21	$4	$25	$31	$4	$35
Provision (release)	1	—	1	(1)	—	(1)
Balance, end of period	$22	$4	$26	$30	$4	$34

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
March 31, 2015
Loan-to-value ratios
Less than 65%	$3,892	$223	$110	$4,225	92.8%	$4,571	93.3%
65% to 75%	207	24	—	231	5.1	235	4.8
76% to 80%	9	—	—	9	0.2	10	0.2
Greater than 80%	45	25	15	85	1.9	83	1.7
Total	$4,153	$272	$125	$4,550	100.0%	$4,899	100.0%

December 31, 2014
Loan-to-value ratios
Less than 65%	$3,668	$267	$125	$4,060	94.8%	$4,431	95.1%
65% to 75%	113	14	—	127	3.0	134	2.9
76% to 80%	9	—	—	9	0.2	10	0.2
Greater than 80%	45	26	14	85	2.0	83	1.8
Total	$3,835	$307	$139	$4,281	100.0%	$4,658	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	March 31, 2015		December 31, 2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios
Less than 65%	$1,207	91.2%	$1,239	95.1%
65% to 75%	117	8.8	64	4.9
Total	$1,324	100.0%	$1,303	100.0%
The estimated fair value of agricultural mortgage loans was $1.4 billion at both March 31, 2015 and December 31, 2014.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both March 31, 2015 and December 31, 2014. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no mortgage loans past due and no mortgage loans in non-accrual status at March 31, 2015 and December 31, 2014, respectively.
Mortgage Loans Modified in a Troubled Debt Restructuring
For a small portion of the mortgage loan portfolio, classified as troubled debt restructurings, concessions are granted related to borrowers experiencing financial difficulties. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining any impairment or changes in the specific valuation allowance. There were no mortgage loans modified in a troubled debt restructuring during the three months ended March 31, 2015 and 2014.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4. Investments (continued)

Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $245 million and $681 million at March 31, 2015 and December 31, 2014, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities AFS and the effect on DAC, VOBA, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in accumulated other comprehensive income (loss) (“AOCI”).
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2015	December 31, 2014
	(In millions)
Fixed maturity securities	$4,858	$4,311
Fixed maturity securities with noncredit OTTI losses in AOCI	(31)	(34)
Total fixed maturity securities	4,827	4,277
Equity securities	77	69
Derivatives	376	282
Other	13	9
Subtotal	5,293	4,637
Amounts allocated from:
Future policy benefits	(712)	(503)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)	(2)
DAC, VOBA and DSI	(390)	(403)
Subtotal	(1,103)	(908)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	11	12
Deferred income tax benefit (expense)	(1,468)	(1,308)
Net unrealized investment gains (losses)	$2,733	$2,433
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
	(In millions)
Balance, beginning of period	$(34)	$(45)
Noncredit OTTI losses and subsequent changes recognized	1	6
Securities sold with previous noncredit OTTI loss	2	9
Subsequent changes in estimated fair value	—	(4)
Balance, end of period	$(31)	$(34)

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2015
(In millions)
Balance, beginning of period	$2,433
Fixed maturity securities on which noncredit OTTI losses have been recognized	3
Unrealized investment gains (losses) during the period	653
Unrealized investment gains (losses) relating to:
Future policy benefits	(209)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	1
DAC, VOBA and DSI	13
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(1)
Deferred income tax benefit (expense)	(160)
Balance, end of period	$2,733
Change in net unrealized investment gains (losses)	$300
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s stockholder’s equity, other than the U.S. government and its agencies, at both March 31, 2015 and December 31, 2014.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2015	December 31, 2014
	(In millions)
Securities on loan: (1)
Amortized cost	$6,488	$5,748
Estimated fair value	$7,664	$6,703
Cash collateral on deposit from counterparties (2)	$7,727	$6,781
Security collateral on deposit from counterparties (3)	$98	$60
Reinvestment portfolio — estimated fair value	$7,804	$6,846
____________

(1)
Included within fixed maturity securities and short-term investments. At March 31, 2015, both amortized cost and estimated fair value also include $26 million, at estimated fair value, of securities which are not reflected in the consolidated financial statements.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.
Repurchase Agreement Transactions
Commencing in the first quarter of 2015, the Company began participating in short-term repurchase agreements and reverse repurchase agreements with unaffiliated financial institutions. Under these agreements, the Company lends fixed maturity securities, and contemporaneously borrows other fixed maturity securities (e.g., repurchase and reverse repurchase, respectively). The Company accounted for these transactions as collateralized borrowing and lending. The amount of fixed maturity securities lent and borrowed, at estimated fair value, was $516 million and $505 million, respectively, at March 31, 2015. Securities loaned under such transactions may be sold or re-pledged by the transferee. Securities borrowed under such transactions may be re-pledged and are not reflected in the consolidated financial statements. The amount of borrowed securities which were re-pledged was $117 million, at estimated fair value, at March 31, 2015. Net interest expense related to these transactions included in net investment income was less than $1 million for the three months ended March 31, 2015.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4. Investments (continued)

The Company has elected to offset amounts recognized as receivables and payables resulting from these transactions. The gross amounts of the receivables and payables related to these transactions at March 31, 2015 were both $499 million. After the effect of offsetting of $499 million, the net amount presented in the consolidated balance sheet at March 31, 2015 was a liability of less than $1 million. Amounts owed to and due from counterparties may be settled in cash or offset, in accordance with the agreements. Cash inflows and outflows for cash settlements are reported on the consolidated statements of cash flows.
See Note 5 for information regarding the estimated fair value of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	March 31, 2015	December 31, 2014
	(In millions)
Invested assets on deposit (regulatory deposits)	$7,443	$7,334
Invested assets held in trust (reinsurance agreements) (1)	957	936
Invested assets pledged as collateral (2)	3,591	3,174
Total invested assets on deposit, held in trust and pledged as collateral	$11,991	$11,444
____________

(1)	The Company has held in trust certain investments, primarily fixed maturity securities, in connection with certain reinsurance transactions.

(2)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 5 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report) and derivative transactions (see Note 5).

See “— Securities Lending” for information regarding securities on loan.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4. Investments (continued)

Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at March 31, 2015 and December 31, 2014. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	March 31, 2015	December 31, 2014
	(In millions)
CSEs: (1)
Assets:
Mortgage loans (commercial mortgage loans)	$272	$280
Accrued investment income	1	2
Total assets	$273	$282
Liabilities:
Long-term debt	$132	$139
Other liabilities	1	1
Total liabilities	$133	$140
____________

(1)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $122 million and $123 million at estimated fair value at March 31, 2015 and December 31, 2014, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $1 million and $18 million for the three months ended March 31, 2015 and 2014, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2015		December 31, 2014
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$12,503	$12,503	$9,322	$9,322
U.S. and foreign corporate	541	541	526	526
Other limited partnership interests	1,767	2,156	1,774	2,162
Real estate joint ventures	47	51	47	51
Other invested assets	41	46	37	47
Equity securities AFS:
Non-redeemable preferred stock	18	18	19	19
Total	$14,917	$15,315	$11,725	$12,127
____________

(1)
The maximum exposure to loss relating to fixed maturity and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of less than $1 million at both March 31, 2015 and December 31, 2014. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4. Investments (continued)

As described in Note 9, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the three months ended March 31, 2015 and 2014.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Investment income:
Fixed maturity securities	$487	$521
Equity securities	4	4
Mortgage loans	72	81
Policy loans	13	14
Real estate and real estate joint ventures	22	23
Other limited partnership interests	52	98
Cash, cash equivalents and short-term investments	2	1
Operating joint venture	2	—
Other	4	(3)
Subtotal	658	739
Less: Investment expenses	27	26
Subtotal, net	631	713
FVO CSEs — interest income — commercial mortgage loans	4	22
Net investment income	$635	$735
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$—	$(1)
Industrial	(1)	—
Total U.S. and foreign corporate securities	(1)	(1)
RMBS	(2)	—
OTTI losses on fixed maturity securities recognized in earnings	(3)	(1)
Fixed maturity securities — net gains (losses) on sales and disposals	25	16
Total gains (losses) on fixed maturity securities	22	15
Total gains (losses) on equity securities:
Equity securities — net gains (losses) on sales and disposals	(1)	4
Total gains (losses) on equity securities	(1)	4
Mortgage loans	(1)	9
Real estate and real estate joint ventures	23	(2)
Other limited partnership interests	(1)	(2)
Other investment portfolio gains (losses)	2	(1)
Subtotal — investment portfolio gains (losses)	44	23
FVO CSEs :
Commercial mortgage loans	(3)	1
Long-term debt — related to commercial mortgage loans	1	1
Non-investment portfolio gains (losses) (1)	—	(531)
Subtotal FVO CSEs and non-investment portfolio gains (losses)	(2)	(529)
Total net investment gains (losses)	$42	$(506)
____________

(1)
Non-investment portfolio gains (losses) for the three months ended March 31, 2014 includes a loss of $547 million related to the disposition of MetLife Assurance Limited. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.

See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $1 million and $16 million for the three months ended March 31, 2015 and 2014, respectively.

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

	Three Months Ended March 31,
	2015	2014	2015	2014
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$7,984	$3,617	$2	$11
Gross investment gains	$48	$39	$—	$4
Gross investment losses	(23)	(23)	(1)	—
OTTI losses	(3)	(1)	—	—
Net investment gains (losses)	$22	$15	$(1)	$4

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4. Investments (continued)

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2015	2014
	(In millions)
Balance, beginning of period	$57	$59
Additions:
Additional impairments — credit loss OTTI on securities previously impaired	2	—
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(2)	(2)
Increases in cash flows — accretion of previous credit loss OTTI	(1)	—
Balance, end of period	$56	$57
Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$354
Amortized cost of invested assets transferred to affiliates	$—	$333
Net investment gains (losses) recognized on transfers	$—	$21
Estimated fair value of invested assets transferred from affiliates	$525	$35
Below is a summary of certain affiliated loans, which are more fully described in Note 8 of the Notes of the Consolidated Financial Statements included in the 2014 Annual Report.
The Company has affiliated loans outstanding to wholly-owned real estate subsidiaries of an affiliate, MLIC, which are included in mortgage loans, with a carrying value of $242 million at both March 31, 2015 and December 31, 2014. These affiliated loans are secured by interests in the real estate subsidiaries, which own operating real estate with a fair value in excess of the loans. Net investment income from these affiliated loans was $3 million and $5 million for the three months ended March 31, 2015 and 2014, respectively.
The Company receives investment administrative services from an affiliate. The related investment administrative service charges were $17 million and $16 million for the three months ended March 31, 2015 and 2014, respectively.

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

5. Derivatives (continued)

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
Derivatives are financial instruments with values derived from interest rates, foreign currency exchange rates, credit spreads and/or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Certain of the Company’s OTC derivatives are cleared and settled through central clearing counterparties (“OTC-cleared”), while others are bilateral contracts between two counterparties (“OTC-bilateral”). The types of derivatives the Company uses include swaps, forwards, futures and option contracts. To a lesser extent, the Company uses credit default swaps to synthetically replicate investment risks and returns which are not readily available in the cash market.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Derivatives (continued)

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
In exchange-traded interest rate (Treasury and swap) futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of interest rate securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring, to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance, and to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded interest rate futures in non-qualifying hedging relationships.
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
TRRs are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the London Interbank Offered Rate (“LIBOR”), calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses TRRs to hedge its equity market guarantees in certain of its insurance products. TRRs can be used as hedges or to synthetically create investments. The Company utilizes TRRs in non-qualifying hedging relationships.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2015			December 31, 2014
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$369	$42	$2	$379	$33	$2
Foreign currency swaps	Foreign currency exchange rate	—	—	—	—	—	—
Subtotal		369	42	2	379	33	2
Cash flow hedges:
Interest rate swaps	Interest rate	335	103	—	369	81	—
Interest rate forwards	Interest rate	130	48	—	155	45	—
Foreign currency swaps	Foreign currency exchange rate	768	107	5	728	56	9
Subtotal		1,233	258	5	1,252	182	9
Total qualifying hedges		1,602	300	7	1,631	215	11
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	25,078	2,019	761	25,919	1,709	601
Interest rate floors	Interest rate	13,504	77	63	16,404	83	69
Interest rate caps	Interest rate	7,901	6	—	7,901	11	—
Interest rate futures	Interest rate	730	2	—	325	1	—
Interest rate options	Interest rate	18,870	694	1	29,870	446	16
Foreign currency swaps	Foreign currency exchange rate	751	81	1	672	59	4
Foreign currency forwards	Foreign currency exchange rate	49	6	—	48	3	—
Credit default swaps — purchased	Credit	45	—	1	45	—	1
Credit default swaps — written	Credit	1,851	30	1	1,924	29	1
Equity futures	Equity market	3,238	21	—	3,086	34	—
Equity index options	Equity market	30,631	881	639	27,212	854	613
Equity variance swaps	Equity market	15,283	118	450	15,433	120	435
TRRs	Equity market	2,408	6	56	2,332	12	67
Total non-designated or non-qualifying derivatives		120,339	3,941	1,973	131,171	3,361	1,807
Total		$121,941	$4,241	$1,980	$132,802	$3,576	$1,818
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2015 and December 31, 2014. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Derivatives and hedging gains (losses) (1)	$321	$211
Embedded derivatives gains (losses)	(236)	(361)
Total net derivative gains (losses)	$85	$(150)
____________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Qualifying hedges:
Net investment income	$3	$1
Interest credited to policyholder account balances	—	—
Non-qualifying hedges:
Net derivative gains (losses)	91	80
Policyholder benefits and claims	3	(9)
Total	$97	$72

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

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended March 31, 2015
Interest rate derivatives	$401	$—	$11
Foreign currency exchange rate derivatives	35	—	—
Credit derivatives — written	1	—	—
Equity derivatives	(209)	(1)	(73)
Total	$228	$(1)	$(62)
Three Months Ended March 31, 2014
Interest rate derivatives	$253	$—	$12
Foreign currency exchange rate derivatives	54	—	—
Credit derivatives — written	(2)	—	—
Equity derivatives	(178)	(3)	(39)
Total	$127	$(3)	$(27)
____________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
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
The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended March 31, 2015
Interest rate swaps:	Fixed maturity securities	$(1)	$1	$—
	Policyholder liabilities (1)	9	(9)	—
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	—	—	—
Total		$8	$(8)	$—
Three Months Ended March 31, 2014
Interest rate swaps:	Fixed maturity securities	$—	$—	$—
	Policyholder liabilities (1)	9	(9)	—
Foreign currency swaps:	Foreign-denominated policyholder account balances	1	(1)	—
Total		$10	$(10)	$—
____________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified certain amounts from AOCI into net derivative gains (losses). For the three months ended March 31, 2015, the amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges were not significant. For the three months ended March 31, 2014, there were no amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges.
At both March 31, 2015 and December 31, 2014, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years.
At March 31, 2015 and December 31, 2014, the balance in AOCI associated with cash flow hedges was $376 million and $282 million, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of stockholder’s equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
		(In millions)
Three Months Ended March 31, 2015
Interest rate swaps	$29	$1	$—	$—
Interest rate forwards	11	1	1	—
Foreign currency swaps	52	(4)	—	—
Credit forwards	—	(1)	—	—
Total	$92	$(3)	$1	$—
Three Months Ended March 31, 2014
Interest rate swaps	$42	$—	$—	$1
Interest rate forwards	20	—	—	1
Foreign currency swaps	3	—	—	—
Credit forwards	—	—	—	—
Total	$65	$—	$—	$2
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2015, $18 million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Derivatives (continued)

Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $1.9 billion at both March 31, 2015 and December 31, 2014. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At March 31, 2015 and December 31, 2014, the Company would have received $29 million and $28 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2015			December 31, 2014
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$2	$155	1.8	$2	$155	2.1
Credit default swaps referencing indices	—	84	1.7	1	134	1.3
Subtotal	2	239	1.8	3	289	1.7
Baa
Single name credit default swaps (corporate)	5	434	2.1	5	454	2.3
Credit default swaps referencing indices	19	1,143	5.1	18	1,145	5.0
Subtotal	24	1,577	4.3	23	1,599	4.2
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	3	35	4.8	2	36	5.0
Subtotal	3	35	4.8	2	36	5.0
Total	$29	$1,851	3.9	$28	$1,924	3.8
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2015		December 31, 2014
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement (6)	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$4,227	$1,909	$3,554	$1,767
OTC-cleared (1)	90	95	75	73
Exchange-traded	23	—	35	—
Total gross estimated fair value of derivatives (1)	4,340	2,004	3,664	1,840
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	4,340	2,004	3,664	1,840
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,722)	(1,722)	(1,592)	(1,592)
OTC-cleared	(67)	(67)	(54)	(54)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(1,660)	—	(753)	—
OTC-cleared	(23)	(26)	(21)	(18)
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(796)	(188)	(1,152)	(175)
OTC-cleared	—	(1)	—	—
Exchange-traded	—	—	—	—
Net amount after application of master netting agreements and collateral	$72	$—	$92	$1
____________

(1)
At March 31, 2015 and December 31, 2014, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $99 million and $88 million, respectively, and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $24 million and $22 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Derivatives (continued)

(3)
Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but segregated for the benefit of the Company). The amount of this off-balance sheet collateral was $91 million and $121 million at March 31, 2015 and December 31, 2014, respectively.

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2015 and December 31, 2014, the Company received excess cash collateral of $41 million and $33 million (including $40 million and $33 million off-balance sheet cash collateral held in separate custodial accounts), respectively, and provided excess cash collateral of $40 million and $30 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2015 none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2015 and December 31, 2014, the Company received excess securities collateral with an estimated fair value of $74 million and $122 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2015 and December 31, 2014, the Company provided excess securities collateral with an estimated fair value of $24 million and $17 million, respectively, for its OTC-bilateral derivatives, and $40 million and $37 million, respectively, for its OTC-cleared derivatives, and $136 million and $165 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

(6)	See Note 4 for information regarding the Company’s gross and net payables and receivables under repurchase agreement transactions.
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

		Estimated Fair Value of Collateral Provided	Fair Value of Incremental Collateral Provided Upon
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	One Notch Downgrade in the Company’s Financial Strength Rating	Downgrade in the Company’s Financial Strength Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
March 31, 2015	$187	$212	$—	$—
December 31, 2014	$175	$192	$—	$—
____________

(1)	After taking into consideration the existence of netting agreements.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2015	December 31, 2014
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$242	$217
Funds withheld on assumed reinsurance	Other invested assets	56	53
Options embedded in debt or equity securities	Investments	(58)	(48)
Net embedded derivatives within asset host contracts		$240	$222

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$(410)	$(609)
Assumed guaranteed minimum benefits	Policyholder account balances	893	827
Funds withheld on ceded reinsurance	Other liabilities	458	382
Other	Policyholder account balances	19	17
Net embedded derivatives within liability host contracts		$960	$617

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net derivative gains (losses) (1), (2)	$(236)	$(361)
Policyholder benefits and claims	$24	$15
____________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $16 million and $44 million for the three months ended March 31, 2015 and 2014, respectively.

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

	March 31, 2015
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$15,953	$1,452	$17,405
U.S. Treasury and agency	8,137	6,160	—	14,297
RMBS	1,359	6,443	921	8,723
Foreign corporate	—	4,734	699	5,433
State and political subdivision	—	2,661	—	2,661
CMBS	—	1,623	187	1,810
ABS	—	1,551	419	1,970
Foreign government	—	766	—	766
Total fixed maturity securities	9,496	39,891	3,678	53,065
Equity securities:
Common stock	108	115	28	251
Non-redeemable preferred stock	—	167	62	229
Total equity securities	108	282	90	480
Short-term investments (1)	542	2,062	307	2,911
Commercial mortgage loans held by CSEs — FVO	—	272	—	272
Derivative assets: (2)
Interest rate	2	2,941	48	2,991
Foreign currency exchange rate	—	194	—	194
Credit	—	30	—	30
Equity market	21	804	201	1,026
Total derivative assets	23	3,969	249	4,241
Net embedded derivatives within asset host contracts (3)	—	—	298	298
Separate account assets (4)	287	109,571	156	110,014
Total assets	$10,456	$156,047	$4,778	$171,281
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$827	$—	$827
Foreign currency exchange rate	—	6	—	6
Credit	—	2	—	2
Equity market	—	671	474	1,145
Total derivative liabilities	—	1,506	474	1,980
Net embedded derivatives within liability host contracts (3)	—	—	960	960
Long-term debt of CSEs — FVO	—	132	—	132
Total liabilities	$—	$1,638	$1,434	$3,072

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Fair Value (continued)

	December 31, 2014
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$15,447	$1,355	$16,802
U.S. Treasury and agency	10,226	5,600	—	15,826
RMBS	—	5,365	716	6,081
Foreign corporate	—	4,704	710	5,414
State and political subdivision	—	2,592	—	2,592
CMBS	—	1,531	148	1,679
ABS	—	1,381	181	1,562
Foreign government	—	741	—	741
Total fixed maturity securities	10,226	37,361	3,110	50,697
Equity securities:
Common stock	105	99	29	233
Non-redeemable preferred stock	—	155	71	226
Total equity securities	105	254	100	459
Short-term investments (1)	253	812	71	1,136
Commercial mortgage loans held by CSEs — FVO	—	280	—	280
Derivative assets: (2)
Interest rate	1	2,363	45	2,409
Foreign currency exchange rate	—	118	—	118
Credit	—	28	1	29
Equity market	34	770	216	1,020
Total derivative assets	35	3,279	262	3,576
Net embedded derivatives within asset host contracts (3)	—	—	270	270
Separate account assets (4)	249	108,454	158	108,861
Total assets	$10,868	$150,440	$3,971	$165,279
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$688	$—	$688
Foreign currency exchange rate	—	13	—	13
Credit	—	2	—	2
Equity market	—	657	458	1,115
Total derivative liabilities	—	1,360	458	1,818
Net embedded derivatives within liability host contracts (3)	—	—	617	617
Long-term debt of CSEs — FVO	—	139	—	139
Total liabilities	$—	$1,499	$1,075	$2,574
____________

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

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets. At March 31, 2015 and December 31, 2014, equity securities also included embedded derivatives of ($58) million and ($48) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent 1% of the total estimated fair value of fixed maturity securities and 15% of the total estimated fair value of Level 3 fixed maturity securities at March 31, 2015.

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
The valuation of most instruments listed below is determined using independent pricing sources, matrix pricing, discounted cash flow methodologies or other similar techniques that use either observable market inputs or unobservable inputs.

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
U.S. Treasury and agency, State and political subdivision and Foreign government securities
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
• deal performance
• vintage of loans

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Fair Value (continued)

Instrument	Level 2 Observable Inputs	Level 3 Unobservable Inputs
Equity Securities
Common and Non-redeemable preferred stock
	Valuation Techniques: Principally the market approach.	Valuation Techniques: Principally the market and income approaches.
	Key Input:	Key Inputs:
	• quoted prices in markets that are not considered active	•	credit ratings
		•	issuance structures
		•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
		•	independent non-binding broker quotations
Short-term investments
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

Commercial mortgage loans held by CSEs — FVO
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

Derivatives
The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives, or through the use of pricing models for OTC-bilateral and OTC-cleared derivatives. The determination of estimated fair value when quoted market values are not available is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. The valuation controls and procedures for derivatives are described in “— Investments.”

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
Freestanding Derivatives Valuation Techniques and Key Inputs
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

6. Fair Value (continued)

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
The Company issues certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and certain GMIBs contain embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances on the consolidated balance sheets.
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

6. Fair Value (continued)

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
The Company assumed from an affiliated insurance company the risk associated with certain GMIBs. These embedded derivatives are included in other policy-related balances on the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on these assumed risks is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.
The Company ceded to an affiliated reinsurance company the risk associated with certain of the GMIBs, GMABs and GMWBs described above that are also accounted for as embedded derivatives. In addition to ceding risks associated with guarantees that are accounted for as embedded derivatives, the Company also cedes, to the same affiliated reinsurance company, certain directly written GMIBs that are accounted for as insurance (i.e., not as embedded derivatives), but where the reinsurance agreement contains an embedded derivative. These embedded derivatives are included within premiums, reinsurance and other receivables on the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Investments — Securities, Short-term Investments and Long-term Debt of CSEs — FVO.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities on the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.
The Company issues certain annuity contracts which allow the policyholder to participate in returns from equity indices. These equity indexed features are embedded derivatives which are measured at estimated fair value separately from the host fixed annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances on the consolidated balance sheets.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at March 31, 2015 and December 31, 2014, transfers between Levels 1 and 2 were not significant.
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

					March 31, 2015				December 31, 2014				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(35)	-	240	47	(35)	-	240	51	Decrease
	•	Market pricing	•	Quoted prices (5)	13	-	531	105	—	-	750	418	Increase
	•	Consensus pricing	•	Offered quotes (5)	68	-	780	487	78	-	103	86	Increase
RMBS	•	Consensus pricing	•	Offered quotes (5)	30	-	114	94	1	-	117	93	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	91	-	109	100	97	-	108	101	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	64	-	106	100	62	-	106	99	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	256	-	271		278	-	297		Increase (11)
Credit	•	Present value techniques	•	Credit spreads (8)	99	-	99		99	-	99		Decrease (8)
	•	Consensus pricing	•	Offered quotes (9)
Equity market	•	Present value techniques or option pricing models	•	Volatility (10)	15%	-	28%		15%	-	27%		Increase (11)
			•	Correlation (12)	70%	-	70%		70%	-	70%
Embedded derivatives
Direct and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.10%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	100%		0.50%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (14)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	30%		20%	-	50%		Increase (15)
			•	Withdrawal rates	0.08%	-	10%		0.07%	-	10%		(16)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (17)
			•	Nonperformance risk spread	0.04%	-	0.48%		0.03%	-	1.39%		Decrease (18)
____________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

6. Fair Value (continued)

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

(9)	At both March 31, 2015 and December 31, 2014, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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

(14)
Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value, as in the money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. For any given contract, lapse rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	RMBS	Foreign Corporate	CMBS	ABS
	(In millions)
Three Months Ended March 31, 2015
Balance, beginning of period	$1,355	$716	$710	$148	$181
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	1	2	—	—	—
Net investment gains (losses)	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—
OCI	12	(1)	(10)	—	1
Purchases (3)	58	248	2	74	292
Sales (3)	(7)	(38)	(11)	—	(8)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	35	—	8	—	—
Transfers out of Level 3 (4)	(2)	(6)	—	(35)	(47)
Balance, end of period	$1,452	$921	$699	$187	$419
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$1	$2	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities			Net Derivatives (6)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Three Months Ended March 31, 2015
Balance, beginning of period	$29	$71	$71	$45	$1	$(242)	$(347)	$158
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	(1)	(33)	(223)	—
Policyholder benefits and claims	—	—	—	—	—	1	24	—
OCI	—	(3)	—	10	—	—	—	—
Purchases (3)	—	—	307	—	—	—	—	—
Sales (3)	—	—	(16)	—	—	—	—	(2)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(7)	—	1	(116)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	(1)	(6)	(55)	—	—	—	—	—
Balance, end of period	$28	$62	$307	$48	$—	$(273)	$(662)	$156
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$(33)	$(224)	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$1	$25	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	RMBS	Foreign Corporate	CMBS	ABS
	(In millions)
Three Months Ended March 31, 2014
Balance, beginning of period	$1,270	$450	$779	$129	$426
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	1	1	—	—	—
Net investment gains (losses)	(1)	3	—	—	—
Net derivative gains (losses)	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—
OCI	29	3	16	—	4
Purchases (3)	23	146	3	34	58
Sales (3)	(37)	(35)	(1)	(9)	(6)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	197	14	—	6	—
Transfers out of Level 3 (4)	(61)	(19)	(40)	(16)	(289)
Balance, end of period	$1,421	$563	$757	$144	$193
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$1	$1	$—	$—	$—
Net investment gains (losses)	$(1)	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities			Net Derivatives (6)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Three Months Ended March 31, 2014
Balance, beginning of period	$31	$100	$—	$11	$6	$(309)	$288	$153
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	4	—	—	—	—	—	—	5
Net derivative gains (losses)	—	—	—	7	(2)	(40)	(356)	—
Policyholder benefits and claims	—	—	—	—	—	4	15	—
OCI	(2)	—	—	20	—	—	1	—
Purchases (3)	—	—	150	—	—	—	—	4
Sales (3)	(6)	—	—	—	—	—	—	(2)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(1)	—	—	(210)	—
Transfers into Level 3 (4)	6	8	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	—
Balance, end of period	$33	$108	$150	$37	$4	$(345)	$(262)	$160
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$6	$(2)	$(39)	$(349)	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$4	$16	$—
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

(4)
Gains and losses in net income (loss) and OCI are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.

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

	March 31, 2015	December 31, 2014
	(In millions)
Assets (1)
Unpaid principal balance	$218	$223
Difference between estimated fair value and unpaid principal balance	54	57
Carrying value at estimated fair value	$272	$280
Liabilities (1)
Contractual principal balance	$127	$133
Difference between estimated fair value and contractual principal balance	5	6
Carrying value at estimated fair value	$132	$139
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

	At March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans (1)	$3	$17	$—	$—
Other limited partnership interests (2)	$—	$4	$(1)	$(2)
____________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both March 31, 2015 and 2014 were not significant.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Fair Value (continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions and those short-term investments that are not securities, such as time deposits, and therefore are not included in the three level hierarchy table disclosed in the “— Recurring Fair Value Measurements” section. The estimated fair value of the excluded financial instruments, which are primarily classified in Level 2 and, to a lesser extent, in Level 1, approximates carrying value, as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2015
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$5,848	$—	$—	$6,285	$6,285
Policy loans	$1,190	$—	$837	$455	$1,292
Real estate joint ventures	$31	$—	$—	$81	$81
Other limited partnership interests	$61	$—	$—	$80	$80
Premiums, reinsurance and other receivables	$6,233	$—	$92	$7,411	$7,503
Liabilities
Policyholder account balances	$20,190	$—	$—	$21,968	$21,968
Long-term debt	$789	$—	$1,165	$—	$1,165
Other liabilities	$1,790	$—	$1,620	$170	$1,790
Separate account liabilities	$1,414	$—	$1,414	$—	$1,414

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Fair Value (continued)

	December 31, 2014
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$5,559	$—	$—	$6,020	$6,020
Policy loans	$1,194	$—	$834	$454	$1,288
Real estate joint ventures	$37	$—	$—	$83	$83
Other limited partnership interests	$63	$—	$—	$81	$81
Premiums, reinsurance and other receivables	$6,231	$—	$51	$7,156	$7,207
Liabilities
Policyholder account balances	$20,554	$—	$—	$22,079	$22,079
Long-term debt	$789	$—	$1,120	$—	$1,120
Other liabilities	$245	$—	$76	$169	$245
Separate account liabilities	$1,432	$—	$1,432	$—	$1,432
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

6. Fair Value (continued)

The amounts on deposit for derivative settlements, classified within Level 2, essentially represent the equivalent of demand deposit balances and amounts due for securities sold are generally received over short periods such that the estimated fair value approximates carrying value.
Policyholder Account Balances
These policyholder account balances include investment contracts. Embedded derivatives on investment contracts and certain variable annuity guarantees accounted for as embedded derivatives are excluded from this caption in the preceding tables as they are separately presented in “— Recurring Fair Value Measurements.”
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7.  Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$2,250	$183	$(7)	$2,426
OCI before reclassifications	393	92	(10)	475
Deferred income tax benefit (expense)	(138)	(31)	4	(165)
OCI before reclassifications, net of income tax	2,505	244	(13)	2,736
Amounts reclassified from AOCI	(26)	2	—	(24)
Deferred income tax benefit (expense)	9	(1)	—	8
Amounts reclassified from AOCI, net of income tax	(17)	1	—	(16)
Balance, end of period	$2,488	$245	$(13)	$2,720

	Three Months Ended March 31, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$916	$25	$39	$980
OCI before reclassifications	1,000	65	11	1,076
Deferred income tax benefit (expense)	(337)	(23)	(16)	(376)
OCI before reclassifications, net of income tax	1,579	67	34	1,680
Amounts reclassified from AOCI	(27)	—	—	(27)
Deferred income tax benefit (expense)	9	—	—	9
Amounts reclassified from AOCI, net of income tax	(18)	—	—	(18)
Balance, end of period	$1,561	$67	$34	$1,662
____________

(1)	See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2015	2014
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$19	$19	Net investment gains (losses)
Net unrealized investment gains (losses)	11	6	Net investment income
Net unrealized investment gains (losses)	(4)	2	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	26	27
Income tax (expense) benefit	(9)	(9)
Net unrealized investment gains (losses), net of income tax	17	18
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	1	—	Net derivative gains (losses)
Interest rate forwards	1	—	Net derivative gains (losses)
Interest rate forwards	1	—	Net investment income
Foreign currency swaps	(4)	—	Net derivative gains (losses)
Credit forwards	(1)	—	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	(2)	—
Income tax (expense) benefit	1	—
Gains (losses) on cash flow hedges, net of income tax	(1)	—
Total reclassifications, net of income tax	$16	$18

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Compensation	$125	$63
Commissions	164	152
Volume-related costs	47	29
Affiliated interest costs on ceded reinsurance	87	66
Capitalization of DAC	(99)	(76)
Amortization of DAC and VOBA	195	273
Interest expense on debt	18	37
Rent and related expenses	17	8
Other	93	125
Total other expenses	$647	$677
Affiliated Expenses
Commissions, capitalization of DAC and amortization of DAC and VOBA include the impact of affiliated reinsurance transactions. See Note 10 for a discussion of affiliated expenses included in the table above.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2015.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of March 31, 2015, the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material for the Company.

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
Summary
Various litigation, claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, employer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $372 million and $36 million at March 31, 2015 and December 31, 2014, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.1 billion and $918 million at March 31, 2015 and December 31, 2014, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9. Contingencies, Commitments and Guarantees (continued)

Other Commitments
The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At both March 31, 2015 and December 31, 2014, the Company had agreed to fund up to $32 million of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $60 million and $57 million at March 31, 2015 and December 31, 2014, respectively, to custody accounts to secure the demand notes. Each of these affiliates is permitted by contract to sell or re-pledge this collateral.
10.  Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $391 million and $333 million for the three months ended March 31, 2015 and 2014, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $63 million and $67 million for the three months ended March 31, 2015 and 2014, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $50 million and $53 million for the three months ended March 31, 2015 and 2014, respectively.
The Company had net receivables from affiliates related to the items discussed above of $100 million and $26 million at March 31, 2015 and December 31, 2014, respectively.
See Note 4 for additional information on related party transactions.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain MetLife subsidiaries, including MLIC, MetLife Reinsurance Company of South Carolina, First MetLife Investors Insurance Company, General American Life Insurance Company, MetLife Europe Limited, MetLife Reinsurance Company of Vermont, New England Life Insurance Company, MetLife Reinsurance Company of Delaware (“MRD”), Delaware American Life Insurance Company and American Life Insurance Company, all of which are related parties.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Premiums
Reinsurance assumed	$25	$10
Reinsurance ceded	(200)	(263)
Net premiums	$(175)	$(253)
Universal life and investment-type product policy fees
Reinsurance assumed	$31	$81
Reinsurance ceded	(87)	(94)
Net universal life and investment-type product policy fees	$(56)	$(13)
Other revenues
Reinsurance assumed	$—	$4
Reinsurance ceded	58	71
Net other revenues	$58	$75
Policyholder benefits and claims
Reinsurance assumed	$35	$37
Reinsurance ceded	(240)	(310)
Net policyholder benefits and claims	$(205)	$(273)
Interest credited to policyholder account balances
Reinsurance assumed	$19	$23
Reinsurance ceded	(37)	(33)
Net interest credited to policyholder account balances	$(18)	$(10)
Other expenses
Reinsurance assumed	$15	$18
Reinsurance ceded	50	22
Net other expenses	$65	$40
Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	March 31, 2015		December 31, 2014
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$59	$12,876	$45	$12,718
Deferred policy acquisition costs and value of business acquired	171	(723)	164	(707)
Total assets	$230	$12,153	$209	$12,011
Liabilities
Future policy benefits	$593	$—	$593	$—
Policyholder account balances	893	—	827	—
Other policy-related balances	1,712	754	1,689	763
Other liabilities	20	5,307	16	5,109
Total liabilities	$3,218	$6,061	$3,125	$5,872
The Company assumes risks from affiliates related to guaranteed minimum benefit guarantees written directly by the affiliates. These assumed reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within policyholder account balances and were liabilities of $893 million and $827 million at March 31, 2015 and December 31, 2014, respectively. For the three months ended March 31, 2015 and 2014, net derivative gains (losses) included ($63) million and ($146) million, respectively, in changes in fair value of such embedded derivatives.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10. Related Party Transactions (continued)

The Company ceded several blocks of business to affiliates on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and increased the funds withheld balance by $458 million and $382 million at March 31, 2015 and December 31, 2014, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($76) million and ($127) million for the three months ended March 31, 2015 and 2014, respectively.
In January 2014, prior to the Mergers, the Company entered into an agreement with MLIC which ceded all existing New York insurance policies and annuity contracts that include a separate account feature. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at fair value on the Company’s consolidated balance sheet. The embedded derivative related to this agreement is included within receivables from affiliates and was $4 million at both March 31, 2015 and December 31, 2014. Net derivative gains (losses) associated with the embedded derivative were less than $1 million and $2 million for the three months ended March 31, 2015 and 2014, respectively. See Note 1 for further information on the Mergers.
In December 2014, the Company entered into a reinsurance agreement to cede two blocks of business to MRD on a 90% coinsurance with funds withheld basis. This agreement covers certain term and certain universal life policies issued in 2014 by the Company. This agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $71 million and $54 million at March 31, 2015 and December 31, 2014, respectively. The Company also recorded a funds withheld liability and other reinsurance payables, included in other liabilities, which were $18 million and $118 million at March 31, 2015 and December 31, 2014, respectively. The Company’s consolidated statement of operations and comprehensive income (loss) includes a loss for this agreement of $3 million for the three months ended March 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MetLife USA,” the “Company,” “we,” “our” and “us” refer to MetLife Insurance Company USA (formerly, MetLife Insurance Company of Connecticut (“MICC”)), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. MetLife Insurance Company USA is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with MetLife Insurance Company USA’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
Business
Overview
The Company is organized into two segments: Retail and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. As anticipated, in the first quarter of 2015, the Company implemented certain segment reporting changes related to the measurement of segment operating earnings, which included revising the Company’s capital allocation methodology. These changes were applied retrospectively and did not have an impact on total consolidated operating earnings or net income.
Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.
In November 2014, MetLife Insurance Company of Connecticut, a wholly-owned subsidiary of MetLife, Inc., re-domesticated from Connecticut to Delaware, changed its name to MetLife Insurance Company USA and merged with its subsidiary, MetLife Investors USA Insurance Company, and its affiliate, MetLife Investors Insurance Company, each a U.S. insurance company that issued variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd., a former offshore, reinsurance subsidiary of MetLife, Inc. and affiliate of MICC that mainly reinsured guarantees associated with variable annuity products (the “Mergers”). The surviving entity of the Mergers was MetLife USA. The Mergers represent a transaction among entities under common control and have been accounted for in a manner similar to the pooling-of-interests method, which requires that the merged entities be combined at their historical cost. The Company’s consolidated financial statements and related footnotes are presented as if the transaction occurred at the beginning of the earliest date presented and prior periods’ results have been retrospectively adjusted. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report for further information on the Mergers.

Regulatory Developments
The U.S. insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of our domicile, Delaware. As a subsidiary of MetLife, Inc., a non-bank systemically important financial institution (“non-bank SIFI”), we are affected by MetLife, Inc.’s regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Reserve Bank of New York (“FRB of NY”) and the Federal Deposit Insurance Corporation (“FDIC”). We may also be affected by any additional capital requirements to which MetLife, Inc. may be subject as a global systemically important insurer (“G-SII”). Furthermore, some of our operations, products and services are subject to consumer protection laws, securities regulation, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974 (“ERISA”).
The regulation of the global financial services industry has received renewed scrutiny as a result of the disruptions in the financial markets. Significant regulatory reforms have been recently adopted and additional reforms proposed, and these or other reforms could be implemented. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2014 Annual Report, as amended and supplemented elsewhere herein, and “Business — Regulation,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” included in the 2014 Annual Report. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed by President Obama in July 2010, effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank which are in various stages of implementation, many of which are not likely to be completed for some time.
Insurance Regulation
Insurance Regulatory Examinations and Other Activities
The International Association of Insurance Supervisors (“IAIS”) has encouraged U.S. insurance supervisors to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. MetLife, Inc. was the subject of Supervisory College meetings chaired by the New York Department of Financial Services (the “Department of Financial Services”) and attended by MetLife’s key U.S. and international insurance regulators in January 2013 and March 2014. Because MetLife, Inc. is now supervised as a non-bank SIFI, an April 2015 Supervisory College was co-chaired by the Department of Financial Services and the FRB of NY and attended by MetLife’s key U.S. and international regulators, including the FDIC, which has joint authority with the Federal Reserve Board over MetLife’s resolution plan. See “Regulation of MetLife, Inc. as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs” below. We have not received any reports or recommendations from the Supervisory College meetings, and we do not expect any outcome of the meetings to have a material adverse effect on our business.
In the first quarter of 2015, the Department of Financial Services announced that it would integrate regular, targeted assessments of cyber-security preparedness at insurance companies as part of its examination process, propose regulations requiring heightened standards for cyber-security and examine stronger measures related to representations and warranties insurance companies receive from third-party vendors. The Department of Financial Services also issued an information request to insurers requiring the submission of detailed information on security policies, procedures and programs, on the basis of which it will perform a comprehensive risk assessment of each institution followed by expanded information technology examinations that focus more attention on cyber-security. MetLife has submitted its response to this request.

Regulation of MetLife, Inc. as a Non-Bank SIFI
Enhanced Prudential Standards for Non-Bank SIFIs
In December 2011, in accordance with Dodd-Frank, the Federal Reserve Board proposed a rule (“Regulation YY”) that would have applied a set of prudential standards to non-bank SIFIs, including enhanced risk-based capital (“RBC”) requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies and early remediation procedures. The Federal Reserve Board’s proposal contemplated that these standards could be tailored for different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. In February 2014, the Federal Reserve Board adopted amendments to Regulation YY to implement certain of the enhanced prudential standards for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more. While Regulation YY, as originally proposed, would have applied to non-bank SIFIs, the final rule does not. However, the Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, enabling it to more appropriately tailor the standards to non-bank SIFIs and will provide affected non-bank SIFIs with notice and the opportunity to comment prior to determination of their enhanced prudential standards. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. and its impact on us remain unclear.
Non-bank SIFIs are required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. Resolution plans would have to be resubmitted annually and promptly following any event, occurrence, change in conditions or circumstances, or other change that results in, or could reasonably be foreseen to have, a material effect on the resolution plan. A failure to submit a “credible” resolution plan could result in the imposition of a variety of measures, including additional capital, leverage, or liquidity requirements, and forced divestiture of assets or operations. As a non-bank SIFI, MetLife, Inc. will be required to submit a resolution plan by December 31, 2016, unless the Federal Reserve Board and FDIC require a different due date.
ERISA Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen.
The Department of Labor (“DOL”) proposed new regulations in April 2015 that would substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MetLife, in providing investment advice with respect to ERISA plans or IRAs, could be deemed a fiduciary under ERISA or the Code. The DOL also proposed amendments to its prohibited transaction exemption that would apply more onerous disclosure and contract requirements to, and increase fiduciary requirements in respect of, transactions involving ERISA plans, plan participants and IRAs. If the new DOL proposals become final, MetLife may find it necessary to change sales representative and/or broker compensation and may limit the assistance or advice they can provide.
Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify and manage global systemically important financial institutions and has devised and published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G‑SIIs. In July 2013 and November 2014, the FSB published its lists of G-SIIs, based on the IAIS’ assessment methodology, each of which included MetLife, Inc. The FSB will continue to update the list annually.

For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital (higher loss absorbency (“HLA”)) requirements on those activities. Given the absence of a common global base on which to calculate an HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). G-SIIs will initially report BCR and HLA results to their group-wide supervisors on a confidential basis to allow for refinement of the BCR until fully adopted and implemented in 2019. Work on HLA development is in early stages and how the HLA requirements will be computed remains unclear. It is expected that the IAIS will publish an exposure draft of HLA requirements in June 2015; they are required to be finalized by the end of 2015. HLA requirements are to be applied in 2019 to companies designated as G-SIIs in 2017. In addition, on December 17, 2014, the IAIS released a first exposure draft of a risk-based global insurance capital standard (“ICS”) which will apply to all internationally active insurance groups, including G-SIIs. The IAIS will finalize an Interim ICS by the end of 2018 with the further goal of reaching an Ultimate ICS at some later date. The FSB and IAIS propose that national authorities ensure that any insurers identified as G-SIIs be subject to additional requirements consistent with the framework of policy measures, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators through global supervisory colleges led by a regulator with group-wide supervisory authority, and a policy bias in favor of separation of non-traditional insurance and non-insurance activities from traditional insurance activities. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs is uncertain.
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.

Economic Capital
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s and the Company’s business.
MetLife’s economic capital model, coupled with considerations of local capital requirements, aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon while applying an industry standard method for the inclusion of diversification benefits among risk types. Economic capital-based risk estimation is an evolving science and industry best practices have emerged and continue to evolve. Areas of evolving industry best practices include stochastic liability valuation techniques, alternative methodologies for the calculation of diversification benefits, and the quantification of appropriate shock levels. MetLife management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards.
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

Results of Operations
Consolidated Results
Variable annuity sales increased 7% in response to the introduction of new products and/or enhancements in late 2014 and early 2015. We expect our sales of annuities to continue to increase in the future. Life sales also increased, driven by increases in our term life products, due to pricing actions, and whole life products, as a result of several large cases and continued focused marketing. A significant portion of our operating earnings is driven by separate account values. These separate account balances primarily affect the level of asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances increased compared to the prior period as a result of continued strong market performance, partially offset by negative net flows from our deferred annuities business as surrenders and withdrawals exceeded sales.

	Three Months Ended March 31,
	2015	2014
	(In millions)
Revenues
Premiums	$283	$178
Universal life and investment-type product policy fees	718	805
Net investment income	635	735
Other revenues	120	142
Net investment gains (losses)	42	(506)
Net derivative gains (losses)	85	(150)
Total revenues	1,883	1,204
Expenses
Policyholder benefits and claims	592	568
Interest credited to policyholder account balances	257	269
Capitalization of DAC	(99)	(76)
Amortization of DAC and VOBA	195	273
Interest expense on debt	18	37
Other expenses	533	443
Total expenses	1,496	1,514
Income (loss) before provision for income tax	387	(310)
Provision for income tax expense (benefit)	103	(111)
Net income (loss)	$284	$(199)
Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014
During the three months ended March 31, 2015, income (loss) before provision for income tax increased $697 million ($483 million, net of income tax) from the prior period primarily driven by favorable changes in net investment gains (losses) and net derivative gains (losses).
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
The favorable change in net investment gains (losses) of $548 million ($356 million, net of income tax) was primarily the result of the prior period loss on the disposition of MetLife Assurance Limited (“MAL”). For further information on MAL, see Note 4 of the Notes to the Consolidated Financial Statements in the 2014 Annual Report.
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

	Three Months Ended March 31,
	2015	2014
	(In millions)
Non-VA program derivatives
Interest rate	$231	$44
Foreign currency exchange rate	35	12
Credit	5	4
Equity	(50)	(12)
Non-VA embedded derivatives	(88)	(109)
Total non-VA program derivatives	133	(61)
VA program derivatives
Embedded derivatives-direct/assumed guarantees:
Market risks	(111)	(169)
Nonperformance risk	16	44
Other risks	(53)	(127)
Total	(148)	(252)
Freestanding derivatives hedging direct/assumed embedded derivatives	100	163
Total VA program derivatives	(48)	(89)
Net derivative gains (losses)	$85	$(150)

The favorable change in net derivative gains (losses) on non-VA program derivatives was $194 million ($126 million, net of income tax). This was primarily due to higher interest rate volatility, increased notional, as well as mid to long-term interest rates, on average, decreasing more in the current period than in the prior period, favorably impacting received-fixed interest rate swaptions primarily hedging long duration liability portfolios. In addition, the strengthening of the U.S. dollar relative to other key currencies favorably impacted foreign currency swaps that primarily hedge foreign denominated fixed maturity securities. A change in the value of underlying assets and the recapture of a certain reinsurance agreement by an affiliate favorably impacted non-VA embedded derivatives related to affiliated ceded reinsurance written on a coinsurance with funds withheld basis. These favorable changes were partially offset by the unfavorable impact of equity indices increasing more in the current period than the prior period on equity options. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $41 million ($27 million, net of income tax). This was due to a favorable change of $74 million ($48 million, net of income tax) on other risks in direct and assumed variable annuity embedded derivatives, partially offset by an unfavorable change of $28 million ($18 million, net of income tax) in the nonperformance risk adjustment on direct and assumed variable annuity embedded derivatives and an unfavorable change of $5 million ($3 million, net of income tax) related to the change in market risks on direct and assumed variable annuity embedded derivatives, net of the impact of freestanding derivatives hedging those risks. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing $74 million ($48 million, net of income tax) favorable change in other risks in direct and assumed variable annuity embedded derivatives, which includes the impact of the recapture of certain variable annuities reinsurance by affiliates, reflected:

•
A decrease in the mismatch of fund performance between actual and modeled funds which resulted in a favorable period over period change in the valuation of the direct and assumed variable annuity embedded derivatives.

•	In-force changes between actual and modeled funds which resulted in an unfavorable period over period change in the valuation of the direct and assumed variable annuity embedded derivatives.

•
A combination of other factors, including reserve changes influenced by benefit features and policyholder behavior, which resulted in a favorable period over period change in the valuation of embedded derivatives.

The aforementioned $28 million ($18 million, net of income tax) unfavorable change in the nonperformance risk adjustment, which includes the impact of the aforementioned recapture of certain variable annuities reinsurance, was due to an unfavorable change of $17 million, before income tax, related to changes in our own credit spread, as well as an unfavorable change of $11 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees.
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
The foregoing $5 million ($3 million, net of income tax) unfavorable change was due to the impact of the aforementioned recapture of certain variable annuities reinsurance as well as due to the impact of changes in market factors on the direct and assumed variable annuity embedded derivatives, net of the freestanding derivatives hedging those market factors.
The primary changes in market factors are summarized as follows:

•
Key equity index levels increased more in the current period than in the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives. For example, the Russell 2000 Index increased by 4% in the current period and increased by 1% in the prior period.

•
Key equity volatility measures increased in the current period and decreased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives.

Income tax expense for the three months ended March 31, 2015 was $103 million, or 27% of income (loss) before provision for income tax, compared with an income tax benefit of $111 million, or 36% of income (loss) before provision for income tax, for the three months ended March 31, 2014. The Company’s current period effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income. The Company’s prior period effective tax rate was different from the U.S. statutory rate of 35% primarily due to non-taxable investment income and the tax effects of the MAL divestiture.
As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings decreased $63 million, net of income tax, to $273 million, net of income tax, for the three months ended March 31, 2015, from $336 million, net of income tax, for the three months ended March 31, 2014.
Reconciliation of net income (loss) to operating earnings

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net income (loss)	$284	$(199)
Less: Net investment gains (losses)	42	(506)
Less: Net derivative gains (losses)	85	(150)
Less: Other adjustments to net income (1)	(110)	(131)
Less: Provision for income tax (expense) benefit	(6)	252
Operating earnings	$273	$336
____________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Three Months Ended March 31,
	2015	2014
	(In millions)
Total revenues	$1,883	$1,204
Less: Net investment gains (losses)	42	(506)
Less: Net derivative gains (losses)	85	(150)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	8
Less: Other adjustments to revenues (1)	5	95
Total operating revenues	$1,751	$1,757
Total expenses	$1,496	$1,514
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	54	72
Less: Other adjustments to expenses (1)	61	162
Total operating expenses	$1,381	$1,280
____________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results – Operating

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating revenues
Premiums	$283	$178
Universal life and investment-type product policy fees	652	722
Net investment income	696	715
Other revenues	120	142
Total operating revenues	1,751	1,757
Operating expenses
Policyholder benefits and claims	503	428
Interest credited to policyholder account balances	256	269
Capitalization of DAC	(99)	(76)
Amortization of DAC and VOBA	171	202
Interest expense on debt	17	19
Other expenses	533	438
Total operating expenses	1,381	1,280
Provision for income tax expense (benefit)	97	141
Operating earnings	$273	$336
Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
The primary drivers of the decrease in operating earnings were higher expenses, lower fee income and lower net investment income from a decrease in yields, partially offset by lower interest credited expense.
In our deferred annuity business, the impact of negative net flows contributed to a decrease in asset-based fee income and reduced interest credited expense in the general account. Asset-based fee income also declined related to the assumed variable annuity reinsurance agreements recaptured in connection with the Mergers. Direct business expenses were higher however this was offset by lower costs associated with our variable annuity guaranteed minimum death benefits. A decrease in funding agreements in our Corporate Benefit Funding segment and the aforementioned negative net flows in our deferred annuity business were partially offset by positive net flows in our universal life business, which caused a decrease in invested assets, resulting in a slight decrease in net investment income. This was partially offset by the related decrease in interest credited expense in our Corporate Benefit Funding segment. The changes in business growth discussed above resulted in a $48 million decrease in operating earnings.
Operating earnings decreased as a result of the unfavorable impact of changes in market factors on other limited partnership interests and lower yields on fixed maturity securities reflecting reinvestment in the sustained low interest rate environment. These declines were partially offset by improved returns on our interest rate derivatives and increased prepayment fees. In our deferred annuity business, higher average separate account balances drove an increase in asset-based fee income and lower costs associated with our variable annuity guaranteed minimum death benefits. Operating earnings decreased due to higher interest credited expense in our Corporate Benefit Funding segment as a result of higher average interest credited rates, partially offset by lower interest credited expense in our Retail segment as a result of reduced average interest credited rates. The changes in market factors, including equity markets and interest rates, discussed above resulted in a $14 million decrease in operating earnings.
Also contributing to the decline in operating earnings were higher expenses of $36 million, mainly driven by higher interest expense associated with affiliated ceded funds withheld reinsurance treaties and higher employee-related costs.
Favorable claims experience in our traditional life, variable and universal life and immediate annuities businesses, partially offset by unfavorable claims experience in our structured settlement and direct businesses, increased operating earnings by $8 million. DAC amortization decreased due to lower yields, the decrease in our deferred annuity in-force business from the negative net flows and more favorable separate account returns in the current period as compared to the prior period, resulting in a $23 million increase in operating earnings.

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
In this discussion, we sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity. The following additional information is relevant to an understanding of our financial results:

•
Allocated equity is defined as the portion of common stockholders’ equity that management allocates to each of its segments and sub-segments based on MetLife’s economic capital model, coupled with considerations of local capital requirements. See “— Economic Capital.”

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2014 Annual Report; and (ii) Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Various litigation, claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, employer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.
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
Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company's business or operations described under “Risk Factors” in Part I, Item 1A, of the 2014 Annual Report. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2014 Annual Report.
Regulatory and Legal Risks
Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
The following updates and replaces the similarly named sections of the risk factor entitled “Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2014 Annual Report. There have been no material changes to other sections of such risk factor. These sections include: “Insurance Regulation — U.S. Federal Regulation Affecting Insurance” and “General” within such risk factor included in the 2014 Annual Report.
Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation — Insurance Regulation” included in the 2014 Annual Report, as supplemented by discussions of regulatory developments elsewhere herein and in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Regulatory Developments” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and as further supplemented below.
Insurance Regulation
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
ERISA Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA or the Code. As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions.
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen.
The DOL proposed new regulations in April 2015 that would substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MetLife, in providing investment advice with respect to ERISA plans or IRAs, could be deemed a fiduciary under ERISA or the Code. The DOL also proposed amendments to its prohibited transaction exemption that would apply more onerous disclosure and contract requirements to, and increase fiduciary requirements in respect of, transactions involving ERISA plans, plan participants and IRAs. If the new DOL proposals become final, MetLife may find it necessary to change sales representative and/or broker compensation and may limit the assistance or advice they can provide.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — ERISA Considerations,” as well as “Business — Regulation — ERISA Considerations” included in the 2014 Annual Report, for additional information regarding ERISA considerations.
Regulation of MetLife, Inc. as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations
The following updates and replaces the similarly named section of the risk factor entitled “Regulation of MetLife, Inc. as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations” included in the 2014 Annual Report. There have been no other material changes to such risk factor. See “Global Systemically Important Insurers” within such risk factor included in the 2014 Annual Report.
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
In particular, the Federal Reserve Board has not determined the requirements that will govern the amount and composition of capital that MetLife, Inc. is required to hold. If the Federal Reserve Board requires insurers that are non-bank SIFIs to comply with capital standards or regimes (such as the Basel capital rules that were developed for banks) that do not take into account the insurance business model and the differences between banks and insurers, our business and competitive position could be materially and adversely affected. Enhanced capital requirements could adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. We could have to raise the price of the products we offer, reduce the amount of risk we take on, or stop offering certain products altogether. Legislation was signed into law on December 18, 2014 relieving the Federal Reserve Board from certain provisions in Dodd-Frank that it believed constrained its ability to tailor capital rules for insurers that are non-bank SIFIs.

Additional prudential standards that the Federal Reserve Board may promulgate for non-bank SIFIs will likely include enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, and early remediation procedures. In addition, non-bank SIFIs are required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. The Federal Reserve Board also has the right to require us or any of our insurance company affiliates, to take prompt action to correct any financial weaknesses. In addition, under the Volcker Rule, the Federal Reserve Board could impose additional capital requirements and quantitative limits on certain trading and investment activities of a non-bank SIFI. As a result of MetLife, Inc.’s designation as a non-bank SIFI, MetLife, Inc. will be subject to such requirements and limits as the Federal Reserve Board may impose, which could adversely affect our competitive position.
As a non-bank SIFI, MetLife, Inc. may consider structural and other business alternatives that may be available to it in response to such a designation, and we cannot predict the impact that any such alternatives, if implemented, may have on us.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Regulation of MetLife, Inc. as a Non-Bank SIFI,” as well as “Business — Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI” included in the 2014 Annual Report, for additional information regarding regulation of MetLife, Inc. as a non-bank SIFI.

Item 6. Exhibits
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife Insurance Company USA and its subsidiaries, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife Insurance Company USA and its subsidiaries may be found elsewhere in this Quarterly Report on Form 10-Q and MetLife Insurance Company USA’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission (“SEC”) website at www.sec.gov.)

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

METLIFE INSURANCE COMPANY USA

By:		/s/ Peter M. Carlson
	Name:	Peter M. Carlson
	Title:	Executive Vice President
and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)
Date: May 13, 2015

Exhibit Index
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife Insurance Company USA and its subsidiaries, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife Insurance Company USA and its subsidiaries may be found elsewhere in this Quarterly Report on Form 10-Q and MetLife Insurance Company USA’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.)

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