Form 10-Q
period 2015-06-30
MetLife Insurance Co USA
filed 2015-08-12
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At August 12, 2015, 3,000 shares of the registrant’s common stock, $25,000 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at June 30, 2015 (Unaudited) and December 31, 2014 and for the Three Months and Six Months Ended June 30, 2015 and 2014 (Unaudited))	4
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Stockholder’s Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	10
	Note 3 — Insurance	16
	Note 4 — Investments	18
	Note 5 — Derivatives	32
	Note 6 — Fair Value	45
	Note 7 — Equity	69
	Note 8 — Other Expenses	72
	Note 9 — Contingencies, Commitments and Guarantees	72
	Note 10 — Related Party Transactions	74
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	77
Item 4.	Controls and Procedures	89

Part II — Other Information
Item 1.	Legal Proceedings	90
Item 1A.	Risk Factors	90
Item 6.	Exhibits	91

Signatures		92

Exhibit Index		E-1

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

Part I — Financial Information
Item 1. Financial Statements
MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2015 (Unaudited) and December 31, 2014
(In millions, except share and per share data)

	June 30, 2015	December 31, 2014
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $48,728 and $46,423, respectively)	$51,317	$50,697
Equity securities available-for-sale, at estimated fair value (cost: $432 and $400, respectively)	483	459
Mortgage loans (net of valuation allowances of $30 and $25, respectively; includes $266 and $280, respectively, at estimated fair value, relating to variable interest entities)	6,785	5,839
Policy loans	1,182	1,194
Real estate and real estate joint ventures (includes $18 and $93 respectively, of real estate held-for-sale)	798	894
Other limited partnership interests	2,252	2,234
Short-term investments, principally at estimated fair value	2,582	1,232
Other invested assets, principally at estimated fair value	4,251	4,531
Total investments	69,650	67,080
Cash and cash equivalents, principally at estimated fair value	731	1,206
Accrued investment income (includes $1 and $2, respectively, relating to variable interest entities)	499	501
Premiums, reinsurance and other receivables	22,333	21,559
Deferred policy acquisition costs and value of business acquired	4,912	4,890
Current income tax recoverable	511	537
Goodwill	381	381
Other assets	822	848
Separate account assets	107,683	108,861
Total assets	$207,522	$205,863
Liabilities and Stockholder’s Equity
Liabilities
Future policy benefits	$28,640	$28,479
Policyholder account balances	34,694	35,486
Other policy-related balances	3,392	3,320
Payables for collateral under securities loaned and other transactions	10,066	7,501
Long-term debt (includes $122 and $139, respectively, at estimated fair value, relating to variable interest entities)	911	928
Deferred income tax liability	1,069	1,338
Other liabilities (includes $1 and $1, respectively, relating to variable interest entities)	9,689	7,944
Separate account liabilities	107,683	108,861
Total liabilities	196,144	193,857
Contingencies, Commitments and Guarantees (Note 9)
Stockholder’s Equity
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	10,857	10,855
Retained earnings (deficit)	(1,226)	(1,350)
Accumulated other comprehensive income (loss)	1,672	2,426
Total stockholder’s equity	11,378	12,006
Total liabilities and stockholder’s equity	$207,522	$205,863
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2015 and 2014 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Premiums	$253	$317	$536	$495
Universal life and investment-type product policy fees	711	820	1,429	1,625
Net investment income	689	630	1,324	1,365
Other revenues	130	140	250	282
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	—	(3)	(2)	(4)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	—	(1)	(1)	(1)
Other net investment gains (losses)	(5)	(27)	40	(532)
Total net investment gains (losses)	(5)	(31)	37	(537)
Net derivative gains (losses)	(17)	138	68	(12)
Total revenues	1,761	2,014	3,644	3,218
Expenses
Policyholder benefits and claims	582	806	1,174	1,374
Interest credited to policyholder account balances	262	267	519	536
Other expenses	445	649	1,092	1,326
Total expenses	1,289	1,722	2,785	3,236
Income (loss) before provision for income tax	472	292	859	(18)
Provision for income tax expense (benefit)	132	78	235	(33)
Net income (loss)	$340	$214	$624	$15
Comprehensive income (loss)	$(708)	$526	$(130)	$1,009
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Stockholder’s Equity
For the Six Months Ended June 30, 2015 and 2014 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2014	$75	$10,855	$(1,350)	$2,426	$12,006
Capital contributions from MetLife, Inc.		2			2
Dividend paid to MetLife, Inc.			(500)		(500)
Net income (loss)			624		624
Other comprehensive income (loss), net of income tax				(754)	(754)
Balance at June 30, 2015	$75	$10,857	$(1,226)	$1,672	$11,378

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2013	$86	$11,506	$(1,006)	$980	$11,566
Capital contributions from MetLife, Inc.		6			6
Dividend paid to MetLife, Inc.			(77)		(77)
Net income (loss)			15		15
Other comprehensive income (loss), net of income tax				994	994
Balance at June 30, 2014	$86	$11,512	$(1,068)	$1,974	$12,504
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$1,598	$1,896
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	18,511	9,959
Equity securities	19	29
Mortgage loans	314	1,479
Real estate and real estate joint ventures	190	7
Other limited partnership interests	80	73
Purchases of:
Fixed maturity securities	(19,269)	(10,543)
Equity securities	(47)	(15)
Mortgage loans	(1,261)	(213)
Real estate and real estate joint ventures	(43)	(93)
Other limited partnership interests	(110)	(159)
Cash received in connection with freestanding derivatives	97	68
Cash paid in connection with freestanding derivatives	(521)	(867)
Cash received under repurchase agreements (Note 4)	199	—
Cash paid under reverse repurchase agreements (Note 4)	(199)	—
Sale of business, net of cash and cash equivalents disposed of $0 and $251, respectively	—	451
Net change in policy loans	12	12
Net change in short-term investments	(1,349)	431
Net change in other invested assets	49	(189)
Net cash provided by (used in) investing activities	(3,328)	430
Cash flows from financing activities
Policyholder account balances:
Deposits	8,401	8,075
Withdrawals	(9,154)	(10,000)
Net change in payables for collateral under securities loaned and other transactions	2,565	474
Long-term debt repaid	(18)	(943)
Financing element on certain derivative instruments	(38)	(107)
Dividends paid to MetLife, Inc.	(500)	(77)
Net cash provided by (used in) financing activities	1,256	(2,578)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(1)	20
Change in cash and cash equivalents	(475)	(232)
Cash and cash equivalents, beginning of period	1,206	1,400
Cash and cash equivalents, end of period	$731	$1,168
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$36	$70
Income tax	$82	$232
Non-cash transactions:
Capital contributions from MetLife, Inc.	$2	$6
Transfer of fixed maturity securities to affiliates	$—	$333
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
Adoption of New Accounting Pronouncements
Effective January 1, 2015, the Company adopted guidance requiring repurchase-to-maturity transactions and repurchase financing arrangements to be accounted for as secured borrowings and providing for enhanced disclosures, including the nature of collateral pledged and the time to maturity. Certain interim period disclosures for repurchase agreements and securities lending transactions were not required until the second quarter of 2015. The Company has provided these enhanced disclosures in Note 4. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
Future Adoption of New Accounting Pronouncements
In May 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance on fair value measurement (Accounting Standards Update (“ASU”) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and which should be applied retrospectively to all periods presented. Earlier application is permitted. The new amendments in this ASU remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient. In addition, the amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
In April 2015, the FASB issued new guidance on the presentation of debt issuance costs (ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and should be applied retrospectively to all periods presented. Early adoption of the new guidance is permitted for financial statements that have not been previously issued. The new guidance will require that debt issuance costs be presented in the balance sheet as a direct deduction from the related debt liability, consistent with debt discounts, rather than as an asset. However, the current recognition and measurement guidance for debt issuance costs are not affected by the new guidance. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014‑09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2017 and interim periods within those years and should be applied retrospectively to all periods presented. Early adoption of this standard is not permitted. The new guidance will supersede nearly all existing revenue recognition guidance under GAAP; however, it will not impact the accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”); and

•
Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method, and (iv) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP.

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

•
Interest credited to policyholder account balances includes adjustments for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment;

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2015 and 2014. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended June 30, 2015	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$223	$3	$27	$253	$—	$253
Universal life and investment-type product policy fees	636	8	—	644	67	711
Net investment income	523	231	(11)	743	(54)	689
Other revenues	128	1	1	130	—	130
Net investment gains (losses)	—	—	—	—	(5)	(5)
Net derivative gains (losses)	—	—	—	—	(17)	(17)
Total revenues	1,510	243	17	1,770	(9)	1,761
Expenses
Policyholder benefits and claims	349	109	21	479	103	582
Interest credited to policyholder account balances	233	28	—	261	1	262
Capitalization of DAC	(70)	—	(16)	(86)	—	(86)
Amortization of DAC and VOBA	159	—	5	164	(107)	57
Interest expense on debt	—	—	17	17	1	18
Other expenses	418	4	34	456	—	456
Total expenses	1,089	141	61	1,291	(2)	1,289
Provision for income tax expense (benefit)	119	35	(20)	134	(2)	132
Operating earnings	$302	$67	$(24)	345
Adjustments to:
Total revenues				(9)
Total expenses				2
Provision for income tax (expense) benefit				2
Net income (loss)				$340		$340

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended June 30, 2014	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$285	$15	$15	$315	$2	$317
Universal life and investment-type product policy fees	685	9	43	737	83	820
Net investment income	462	212	(31)	643	(13)	630
Other revenues	137	1	1	139	1	140
Net investment gains (losses)	—	—	—	—	(31)	(31)
Net derivative gains (losses)	—	—	—	—	138	138
Total revenues	1,569	237	28	1,834	180	2,014
Expenses
Policyholder benefits and claims	436	126	20	582	224	806
Interest credited to policyholder account balances	239	27	—	266	1	267
Capitalization of DAC	(79)	—	(9)	(88)	—	(88)
Amortization of DAC and VOBA	158	—	2	160	49	209
Interest expense on debt	1	—	16	17	12	29
Other expenses	470	8	19	497	2	499
Total expenses	1,225	161	48	1,434	288	1,722
Provision for income tax expense (benefit)	99	25	(9)	115	(37)	78
Operating earnings	$245	$51	$(11)	285
Adjustments to:
Total revenues				180
Total expenses				(288)
Provision for income tax (expense) benefit				37
Net income (loss)				$214		$214

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

	Operating Results
Six Months Ended June 30, 2015	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$494	$7	$35	$536	$—	$536
Universal life and investment-type product policy fees	1,279	17	—	1,296	133	1,429
Net investment income	1,027	449	(37)	1,439	(115)	1,324
Other revenues	246	2	2	250	—	250
Net investment gains (losses)	—	—	—	—	37	37
Net derivative gains (losses)	—	—	—	—	68	68
Total revenues	3,046	475	—	3,521	123	3,644
Expenses
Policyholder benefits and claims	734	206	42	982	192	1,174
Interest credited to policyholder account balances	461	56	—	517	2	519
Capitalization of DAC	(144)	—	(41)	(185)	—	(185)
Amortization of DAC and VOBA	323	—	12	335	(83)	252
Interest expense on debt	—	—	34	34	2	36
Other expenses	890	16	83	989	—	989
Total expenses	2,264	278	130	2,672	113	2,785
Provision for income tax expense (benefit)	217	68	(54)	231	4	235
Operating earnings	$565	$129	$(76)	618
Adjustments to:
Total revenues				123
Total expenses				(113)
Provision for income tax (expense) benefit				(4)
Net income (loss)				$624		$624

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

	Operating Results
Six Months Ended June 30, 2014	Retail	Corporate Benefit Funding (1)	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$514	$(50)	$29	$493	$2	$495
Universal life and investment-type product policy fees	1,354	17	88	1,459	166	1,625
Net investment income	964	449	(55)	1,358	7	1,365
Other revenues	278	2	1	281	1	282
Net investment gains (losses)	—	—	—	—	(537)	(537)
Net derivative gains (losses)	—	—	—	—	(12)	(12)
Total revenues	3,110	418	63	3,591	(373)	3,218
Expenses
Policyholder benefits and claims	825	152	33	1,010	364	1,374
Interest credited to policyholder account balances	477	58	—	535	1	536
Capitalization of DAC	(139)	—	(25)	(164)	—	(164)
Amortization of DAC and VOBA	351	1	10	362	120	482
Interest expense on debt	3	—	33	36	30	66
Other expenses	886	15	34	935	7	942
Total expenses	2,403	226	85	2,714	522	3,236
Provision for income tax expense (benefit)	202	66	(12)	256	(289)	(33)
Operating earnings	$505	$126	$(10)	621
Adjustments to:
Total revenues				(373)
Total expenses				(522)
Provision for income tax (expense) benefit				289
Net income (loss)				$15		$15
__________________

(1)	Premiums and policyholder benefits and claims both include ($87) million of ceded reinsurance with Metropolitan Life Insurance Company (“MLIC”). See Note 10.
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2015	December 31, 2014
	(In millions)
Retail	$172,314	$173,657
Corporate Benefit Funding	25,393	25,312
Corporate & Other	9,815	6,894
Total	$207,522	$205,863

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
Variable Annuities
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
The amounts in the table below include direct business, but exclude offsets from hedging or reinsurance, if any. As discussed in Note 7 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report, the Company reinsures portions of the living and death benefit guarantees issued in connection with certain variable annuities to unaffiliated reinsurers. Therefore, the net amount at risk presented below reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company.
Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	June 30, 2015		December 31, 2014
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuities
Total contract account value	$110,895	$63,198	$112,298	$64,550
Separate account value	$105,916	$61,887	$107,261	$63,206
Net amount at risk	$3,944	$1,366	$3,151	$1,297
Average attained age of contractholders	66 years	66 years	65 years	65 years

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
3. Insurance (continued)

	June 30, 2015	December 31, 2014
	Secondary Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$6,839	$6,702
Net amount at risk	$91,085	$91,204
Average attained age of policyholders	59 years	59 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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

	June 30, 2015					December 31, 2014
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities
U.S. corporate	$15,845	$1,169	$234	$—	$16,780	$15,286	$1,635	$119	$—	$16,802
U.S. Treasury and agency	11,588	1,082	112	—	12,558	14,147	1,686	7	—	15,826
RMBS	9,255	248	102	16	9,385	5,858	291	33	35	6,081
Foreign corporate	5,021	224	105	—	5,140	5,162	310	58	—	5,414
State and political subdivision	2,280	297	13	—	2,564	2,180	413	1	—	2,592
CMBS (1)	1,747	32	12	(1)	1,768	1,637	45	4	(1)	1,679
ABS	2,405	24	8	—	2,421	1,546	26	10	—	1,562
Foreign government	587	116	2	—	701	607	136	2	—	741
Total fixed maturity securities	$48,728	$3,192	$588	$15	$51,317	$46,423	$4,542	$234	$34	$50,697
Equity securities
Common stock	$214	$56	$2	$—	$268	$176	$60	$3	$—	$233
Non-redeemable preferred stock	218	7	10	—	215	224	9	7	—	226
Total equity securities	$432	$63	$12	$—	$483	$400	$69	$10	$—	$459
__________________

(1)
The noncredit loss component of other-than-temporary impairment (“OTTI”) losses for CMBS was in an unrealized gain position of $1 million at both June 30, 2015 and December 31, 2014, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $27 million and $14 million with unrealized gains (losses) of $6 million and $4 million at June 30, 2015 and December 31, 2014, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2015:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$2,284	$9,584	$7,378	$16,075	$13,407	$48,728
Estimated fair value	$2,312	$10,025	$7,559	$17,847	$13,574	$51,317
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

	June 30, 2015				December 31, 2014
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$3,380	$160	$399	$74	$1,346	$45	$685	$74
U.S. Treasury and agency	2,693	112	—	—	4,067	5	163	2
RMBS	4,553	71	470	47	684	26	530	42
Foreign corporate	1,431	82	214	23	1,031	49	133	9
State and political subdivision	271	12	15	1	11	—	24	1
CMBS	506	10	17	1	124	1	78	2
ABS	808	4	173	4	334	2	231	8
Foreign government	52	2	2	—	27	1	9	1
Total fixed maturity securities	$13,694	$453	$1,290	$150	$7,624	$129	$1,853	$139
Equity securities
Common stock	$19	$2	$1	$—	$11	$3	$—	$—
Non-redeemable preferred stock	32	3	41	7	28	1	44	6
Total equity securities	$51	$5	$42	$7	$39	$4	$44	$6
Total number of securities in an unrealized loss position	1,285		283		752		333
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at June 30, 2015. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities increased $335 million during the six months ended June 30, 2015 to $603 million. The increase in gross unrealized losses for the six months ended June 30, 2015 was primarily attributable to an increase in interest rates, and to a lesser extent, widening credit spreads.
At June 30, 2015, $60 million of the total $603 million of gross unrealized losses were from 15 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Investments (continued)

Investment Grade Fixed Maturity Securities
Of the $60 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $50 million, or 83%, were related to gross unrealized losses on nine investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $60 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $10 million, or 17%, were related to gross unrealized losses on six below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans) and U.S. corporate securities (primarily industrial industry securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over valuations of residential real estate supporting non-agency RMBS. Management evaluates non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security; and evaluates U.S. corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Equity Securities
Gross unrealized losses on equity securities increased $2 million during the six months ended June 30, 2015 to $12 million. Of the $12 million, $5 million were from three securities with gross unrealized losses of 20% or more of cost for 12 months or greater. Of the $5 million, 40% were from securities rated A or better, and all were from financial services industry investment grade non-redeemable preferred stock securities.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2015		December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans:
Commercial	$5,137	75.7%	$4,281	73.3%
Agricultural	1,368	20.2	1,303	22.3
Residential	44	0.6	—	—
Subtotal (1)	6,549	96.5	5,584	95.6
Valuation allowances	(30)	(0.4)	(25)	(0.4)
Subtotal mortgage loans, net	6,519	96.1	5,559	95.2
Commercial mortgage loans held by CSEs - fair value option ("FVO")	266	3.9	280	4.8
Total mortgage loans, net	$6,785	100.0%	$5,839	100.0%
__________________

(1)
Purchases of mortgage loans were $40 million for both the three months and six months ended June 30, 2015. There were no mortgage loans purchased for both the three months and six months ended June 30, 2014.

See “— Variable Interest Entities” for discussion of consolidated securitization entities (“CSEs”).
See “— Related Party Investment Transactions” for discussion of related party mortgage loans.
Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on commercial mortgage loans held by CSEs - FVO is presented in Note 6. The Company elects the FVO for certain commercial mortgage loans and related long-term debt that are managed on a total return basis.

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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
June 30, 2015
Commercial	$—	$—	$—	$—	$—	$5,137	$25	$—
Agricultural	4	3	—	—	—	1,365	4	3
Residential	—	—	—	—	—	44	1	—
Total	$4	$3	$—	$—	$—	$6,546	$30	$3
December 31, 2014
Commercial	$—	$—	$—	$—	$—	$4,281	$21	$—
Agricultural	4	3	—	—	—	1,300	4	3
Residential	—	—	—	—	—	—	—	—
Total	$4	$3	$—	$—	$—	$5,581	$25	$3
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $3 million and $0, respectively, for both the three months and six months ended June 30, 2015.
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $71 million, $3 million and $0, respectively, for both the three months and six months ended June 30, 2014.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Six Months Ended June 30,
	2015				2014
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$21	$4	$—	$25	$31	$4	$—	$35
Provision (release)	4	—	1	5	(1)	—	—	(1)
Balance, end of period	$25	$4	$1	$30	$30	$4	$—	$34

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
June 30, 2015
Loan-to-value ratios
Less than 65%	$4,385	$191	$147	$4,723	91.9%	$5,003	92.3%
65% to 75%	299	14	8	321	6.3	322	6.0
76% to 80%	9	—	—	9	0.2	10	0.2
Greater than 80%	45	25	14	84	1.6	83	1.5
Total	$4,738	$230	$169	$5,137	100.0%	$5,418	100.0%

December 31, 2014
Loan-to-value ratios
Less than 65%	$3,668	$267	$125	$4,060	94.8%	$4,431	95.1%
65% to 75%	113	14	—	127	3.0	134	2.9
76% to 80%	9	—	—	9	0.2	10	0.2
Greater than 80%	45	26	14	85	2.0	83	1.8
Total	$3,835	$307	$139	$4,281	100.0%	$4,658	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	June 30, 2015		December 31, 2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios
Less than 65%	$1,272	93.0%	$1,239	95.1%
65% to 75%	96	7.0	64	4.9
Total	$1,368	100.0%	$1,303	100.0%
The estimated fair value of agricultural mortgage loans was $1.4 billion at both June 30, 2015 and December 31, 2014.
Credit Quality of Residential Mortgage Loans
Over 99% of all residential mortgage loans held at June 30, 2015 were classified as performing with an estimated fair value of $47 million.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both June 30, 2015 and December 31, 2014. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial and agricultural mortgage loans past due and no commercial and agricultural mortgage loans in non-accrual status at both June 30, 2015 and December 31, 2014. The Company had one residential mortgage loan past due and in non-accrual status with a recorded investment of less than $1 million at June 30, 2015. The Company did not hold any residential mortgage loans at December 31, 2014.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Investments (continued)

Mortgage Loans Modified in a Troubled Debt Restructuring
The Company may grant concessions related to borrowers experiencing financial difficulties, which are classified as troubled debt restructurings. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining any impairment or changes in the specific valuation allowance. There were no mortgage loans modified in a troubled debt restructuring during the three months and six months ended June 30, 2015 and 2014.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $171 million and $681 million at June 30, 2015 and December 31, 2014, respectively.
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
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2015	December 31, 2014
	(In millions)
Fixed maturity securities	$2,599	$4,311
Fixed maturity securities with noncredit OTTI losses in AOCI	(15)	(34)
Total fixed maturity securities	2,584	4,277
Equity securities	63	69
Derivatives	290	282
Other	17	9
Subtotal	2,954	4,637
Amounts allocated from:
Future policy benefits	(55)	(503)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(5)	(2)
DAC, VOBA and DSI	(302)	(403)
Subtotal	(362)	(908)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	7	12
Deferred income tax benefit (expense)	(901)	(1,308)
Net unrealized investment gains (losses)	$1,698	$2,433
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
	(In millions)
Balance, beginning of period	$(34)	$(45)
Noncredit OTTI losses and subsequent changes recognized	1	6
Securities sold with previous noncredit OTTI loss	11	9
Subsequent changes in estimated fair value	7	(4)
Balance, end of period	$(15)	$(34)

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2015
(In millions)
Balance, beginning of period	$2,433
Fixed maturity securities on which noncredit OTTI losses have been recognized	19
Unrealized investment gains (losses) during the period	(1,702)
Unrealized investment gains (losses) relating to:
Future policy benefits	448
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(3)
DAC, VOBA and DSI	101
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(5)
Deferred income tax benefit (expense)	407
Balance, end of period	$1,698
Change in net unrealized investment gains (losses)	$(735)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s stockholder’s equity, other than the U.S. government and its agencies, at both June 30, 2015 and December 31, 2014.
Securities Lending
The Company participates in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. The Company obtains collateral, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned at inception of the loan. The Company monitors the estimated fair value of the securities loaned on a daily basis with additional collateral obtained as necessary throughout the duration of the loan.
Elements of the securities lending program are presented below at:

	June 30, 2015	December 31, 2014
	(In millions)
Securities on loan: (1)
Amortized cost	$8,234	$5,748
Estimated fair value	$8,804	$6,703
Cash collateral on deposit from counterparties (2)	$8,986	$6,781
Security collateral on deposit from counterparties (3)	$54	$60
Reinvestment portfolio — estimated fair value	$9,010	$6,846
__________________

(1)
Included within fixed maturity securities and short-term investments. At June 30, 2015, both amortized cost and estimated fair value also include $217 million, at estimated fair value, of securities which are not reflected in the consolidated financial statements.

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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Investments (continued)

The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2015
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	6 Months to 1 Year	Total	% of Total
	(In millions)
Cash collateral liability by loaned security type
U.S. Treasury and agency	$2,693	$2,696	$1,233	$127	$6,749	75.1%
Agency RMBS	—	170	1,746	—	1,916	21.3
Foreign corporate	5	22	—	—	27	0.3
U.S. corporate	—	248	—	—	248	2.8
Foreign government	5	41	—	—	46	0.5
Total	$2,703	$3,177	$2,979	$127	$8,986	100.0%

	December 31, 2014
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	6 Months to 1 Year	Total	% of Total
	(In millions)
Cash collateral liability by loaned security type
U.S. Treasury and agency	$2,618	$2,611	$822	$—	$6,051	89.2%
Agency RMBS	—	95	542	—	637	9.4
Foreign corporate	22	22	—	—	44	0.7
U.S. corporate	7	35	—	—	42	0.6
Foreign government	7	—	—	—	7	0.1
Total	$2,654	$2,763	$1,364	$—	$6,781	100.0%
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2015 was $2.6 billion, over 99% of which were U.S. Treasury and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. Treasury and agency, agency RMBS, ABS, non-agency RMBS and U.S. corporate securities) with over 65% invested in agency RMBS, U.S. Treasury and agency securities, short-term investments, or held in cash and cash equivalents. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Repurchase Agreement Transactions
Commencing in the first quarter of 2015, the Company began participating in short-term repurchase agreements and reverse repurchase agreements with unaffiliated financial institutions. Under these agreements, the Company lends fixed maturity securities, and contemporaneously borrows other fixed maturity securities (e.g., repurchase and reverse repurchase, respectively). The Company obtains cash collateral in an amount greater than or equal to 95% of the estimated fair value of the securities loaned, and pledges cash collateral in an amount generally equal to 98% of the estimated fair value of the borrowed securities at the inception of the transaction. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Investments (continued)

The Company accounted for these transactions as collateralized borrowing and lending. The amount of fixed maturity securities lent and borrowed, at estimated fair value, was $518 million and $506 million, respectively, at June 30, 2015. Securities loaned under such transactions may be sold or re-pledged by the transferee. Securities borrowed under such transactions may be re-pledged and are not reflected in the consolidated financial statements. The amount of borrowed securities which were re-pledged was $217 million, at estimated fair value, at June 30, 2015.
The Company has elected to offset amounts recognized as receivables and payables resulting from these transactions. The gross amounts of the receivables and payables related to these transactions at June 30, 2015 were both $499 million. After the effect of offsetting of $499 million, the net amount presented in the consolidated balance sheet at June 30, 2015 was a liability of less than $1 million. Amounts owed to and due from counterparties may be settled in cash or offset, in accordance with the agreements. Cash inflows and outflows for cash settlements are reported on the consolidated statements of cash flows. At June 30, 2015, all $499 million of payables from repurchase agreements had a remaining tenor of one to six months and were loans of U.S. and foreign corporate securities.
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

	June 30, 2015	December 31, 2014
	(In millions)
Invested assets on deposit (regulatory deposits)	$7,098	$7,334
Invested assets held in trust (reinsurance agreements) (1)	938	936
Invested assets pledged as collateral (2)	3,919	3,174
Total invested assets on deposit, held in trust and pledged as collateral	$11,955	$11,444
__________________

(1)	The Company has held in trust certain investments, primarily fixed maturity securities, in connection with certain reinsurance transactions.

(2)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 5 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report) and derivative transactions (see Note 5).

See “— Securities Lending” and “— Repurchase Agreement Transactions” for information regarding securities on loan.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Investments (continued)

Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at June 30, 2015 and December 31, 2014. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	June 30, 2015	December 31, 2014
	(In millions)
CSEs: (1)
Assets:
Mortgage loans (commercial mortgage loans)	$266	$280
Accrued investment income	1	2
Total assets	$267	$282
Liabilities:
Long-term debt	$122	$139
Other liabilities	1	1
Total liabilities	$123	$140
__________________

(1)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $126 million and $123 million at estimated fair value at June 30, 2015 and December 31, 2014, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $1 million and $2 million for the three months and six months ended June 30, 2015, respectively, and $12 million and $30 million for the three months and six months ended June 30, 2014, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2015		December 31, 2014
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$13,574	$13,574	$9,322	$9,322
U.S. and foreign corporate	502	502	526	526
Other limited partnership interests	1,743	2,104	1,774	2,162
Real estate joint ventures	35	39	47	51
Other invested assets	40	45	37	47
Equity securities AFS:
Non-redeemable preferred stock	18	18	19	19
Total	$15,912	$16,282	$11,725	$12,127
__________________

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Investments (continued)

(1)
The maximum exposure to loss relating to fixed maturity and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of less than $1 million at both June 30, 2015 and December 31, 2014. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 9, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the six months ended June 30, 2015 and 2014.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Investment income:
Fixed maturity securities	$506	$498	$993	$1,019
Equity securities	4	5	8	9
Mortgage loans	83	79	155	160
Policy loans	13	16	26	30
Real estate and real estate joint ventures	44	16	66	39
Other limited partnership interests	55	32	107	130
Cash, cash equivalents and short-term investments	3	1	5	2
Operating joint venture	6	(1)	8	(1)
Other	(1)	(2)	3	(5)
Subtotal	713	644	1,371	1,383
Less: Investment expenses	29	26	56	52
Subtotal, net	684	618	1,315	1,331
FVO CSEs — interest income — commercial mortgage loans	5	12	9	34
Net investment income	$689	$630	$1,324	$1,365
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Transportation	$—	$(2)	$—	$(2)
Consumer	—	—	—	(1)
Industrial	—	—	(1)	—
Total U.S. and foreign corporate securities	—	(2)	(1)	(3)
RMBS	—	(2)	(2)	(2)
OTTI losses on fixed maturity securities recognized in earnings	—	(4)	(3)	(5)
Fixed maturity securities — net gains (losses) on sales and disposals	(9)	18	16	34
Total gains (losses) on fixed maturity securities	(9)	14	13	29
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	—	(8)	—	(8)
Common stock	(1)	(7)	(1)	(7)
OTTI losses on equity securities recognized in earnings	(1)	(15)	(1)	(15)
Equity securities — net gains (losses) on sales and disposals	3	5	2	9
Total gains (losses) on equity securities	2	(10)	1	(6)
Mortgage loans	(4)	(1)	(5)	8
Real estate and real estate joint ventures	6	2	29	—
Other limited partnership interests	—	(2)	(1)	(4)
Other investment portfolio gains (losses)	(3)	2	(1)	1
Subtotal — investment portfolio gains (losses)	(8)	5	36	28
FVO CSEs :
Commercial mortgage loans	1	(16)	(2)	(15)
Long-term debt — related to commercial mortgage loans	1	17	2	18
Non-investment portfolio gains (losses) (1)	1	(37)	1	(568)
Subtotal FVO CSEs and non-investment portfolio gains (losses)	3	(36)	1	(565)
Total net investment gains (losses)	$(5)	$(31)	$37	$(537)
__________________

(1)
Non-investment portfolio gains (losses) for the three months and six months ended June 30, 2014 includes a loss of $61 million and $608 million, respectively, related to the disposition of MetLife Assurance Limited. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.

See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($4) million and ($3) million for the three months and six months ended June 30, 2015, respectively, and $20 million and $36 million for the three months and six months ended June 30, 2014, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Investments (continued)

Sales or Disposals and Impairments of Fixed Maturity and Equity Securities
Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) were as shown in the tables below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Three Months Ended June 30,
	2015	2014	2015	2014
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$7,948	$3,743	$12	$7
Gross investment gains	$32	$27	$3	$5
Gross investment losses	(41)	(9)	—	—
OTTI losses	—	(4)	(1)	(15)
Net investment gains (losses)	$(9)	$14	$2	$(10)

	Six Months Ended June 30,
	2015	2014	2015	2014
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$15,932	$7,360	$14	$18
Gross investment gains	$80	$66	$3	$9
Gross investment losses	(64)	(32)	(1)	—
OTTI losses	(3)	(5)	(1)	(15)
Net investment gains (losses)	$13	$29	$1	$(6)
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Balance, beginning of period	$56	$57	$57	$59
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	1	—	1	—
Additional impairments — credit loss OTTI on securities previously impaired	—	1	2	1
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(8)	(2)	(10)	(4)
Increase in cash flows — accretion of previous credit loss OTTI	(1)	—	(2)	—
Balance, end of period	$48	$56	$48	$56

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Investments (continued)

Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$101	$91	$101	$445
Amortized cost of invested assets transferred to affiliates	$95	$83	$95	$416
Net investment gains (losses) recognized on transfers	$6	$8	$6	$29
Estimated fair value of invested assets transferred from affiliates	$—	$—	$525	$35
Below is a summary of certain affiliated loans, which are more fully described in Note 8 of the Notes of the Consolidated Financial Statements included in the 2014 Annual Report.
The Company has affiliated loans outstanding to wholly-owned real estate subsidiaries of an affiliate, MLIC, which are included in mortgage loans, with a carrying value of $241 million and $242 million at June 30, 2015 and December 31, 2014, respectively. These affiliated loans are secured by interests in the real estate subsidiaries, which own operating real estate with an estimated fair value in excess of the loans. Net investment income from these affiliated loans was $3 million and $6 million for the three months and six months ended June 30, 2015, respectively, and $5 million and $10 million for the three months and six months ended June 30, 2014, respectively.
The Company receives investment administrative services from an affiliate. The related investment administrative service charges were $17 million and $34 million for the three months and six months ended June 30, 2015, respectively, and $16 million and $32 million for the three months and six months ended June 30, 2014, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Derivatives
Accounting for Derivatives
Freestanding Derivatives
Freestanding derivatives are carried on the Company’s balance sheet either as assets within other invested assets or as liabilities within other liabilities at estimated fair value. The Company does not offset the estimated fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement.
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
Hedge Accounting
To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge. Hedge designation and financial statement presentation of changes in estimated fair value of the hedging derivatives are as follows:

•
Fair value hedge (a hedge of the estimated fair value of a recognized asset or liability) - in net derivative gains (losses), consistent with the change in estimated fair value of the hedged item attributable to the designated risk being hedged.

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
Embedded Derivatives
The Company sells variable annuities and issues certain insurance products and investment contracts and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:

•	the combined instrument is not accounted for in its entirety at estimated fair value with changes in estimated fair value recorded in earnings;

•	the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract; and

•	a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument.
Such embedded derivatives are carried on the balance sheet at estimated fair value with the host contract and changes in their estimated fair value are generally reported in net derivative gains (losses), except for those in policyholder benefits and claims related to ceded reinsurance of GMIB. If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income if that contract contains an embedded derivative that requires bifurcation. At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.
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
TRRs are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the London Interbank Offered Rate (also, LIBOR), calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses TRRs to hedge its equity market guarantees in certain of its insurance products. TRRs can be used as hedges or to synthetically create investments. The Company utilizes TRRs in non-qualifying hedging relationships.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2015			December 31, 2014
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$359	$27	$2	$379	$33	$2
Foreign currency swaps	Foreign currency exchange rate	—	—	—	—	—	—
Subtotal		359	27	2	379	33	2
Cash flow hedges:
Interest rate swaps	Interest rate	335	61	—	369	81	—
Interest rate forwards	Interest rate	35	7	—	155	45	—
Foreign currency swaps	Foreign currency exchange rate	794	82	12	728	56	9
Subtotal		1,164	150	12	1,252	182	9
Total qualifying hedges		1,523	177	14	1,631	215	11
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	25,227	1,537	559	25,919	1,709	601
Interest rate floors	Interest rate	9,504	50	40	16,404	83	69
Interest rate caps	Interest rate	8,012	6	—	7,901	11	—
Interest rate futures	Interest rate	360	—	—	325	1	—
Interest rate options	Interest rate	18,820	325	35	29,870	446	16
Foreign currency swaps	Foreign currency exchange rate	728	48	4	672	59	4
Foreign currency forwards	Foreign currency exchange rate	75	—	1	48	3	—
Credit default swaps — purchased	Credit	27	—	—	45	—	1
Credit default swaps — written	Credit	1,993	25	1	1,924	29	1
Equity futures	Equity market	3,113	—	7	3,086	34	—
Equity index options	Equity market	31,167	941	659	27,212	854	613
Equity variance swaps	Equity market	15,581	129	486	15,433	120	435
TRRs	Equity market	2,555	50	3	2,332	12	67
Total non-designated or non-qualifying derivatives		117,162	3,111	1,795	131,171	3,361	1,807
Total		$118,685	$3,288	$1,809	$132,802	$3,576	$1,818
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2015 and December 31, 2014. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Derivatives and hedging gains (losses) (1)	$(787)	$(18)	$(466)	$193
Embedded derivatives gains (losses)	770	156	534	(205)
Total net derivative gains (losses)	$(17)	$138	$68	$(12)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Qualifying hedges:
Net investment income	$2	$—	$5	$1
Interest credited to policyholder account balances	(1)	(1)	(1)	(1)
Non-qualifying hedges:
Net derivative gains (losses)	86	20	177	100
Policyholder benefits and claims	4	(55)	7	(64)
Total	$91	$(36)	$188	$36

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

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended June 30, 2015
Interest rate derivatives	$(682)	$—	$(17)
Foreign currency exchange rate derivatives	(34)	—	—
Credit derivatives — written	(6)	—	—
Equity derivatives	(157)	—	(23)
Total	$(879)	$—	$(40)
Three Months Ended June 30, 2014
Interest rate derivatives	$323	$—	$9
Foreign currency exchange rate derivatives	39	—	—
Credit derivatives — written	3	—	—
Equity derivatives	(413)	(4)	(117)
Total	$(48)	$(4)	$(108)
Six Months Ended June 30, 2015
Interest rate derivatives	$(281)	$—	$(6)
Foreign currency exchange rate derivatives	1	—	—
Credit derivatives — written	(5)	—	—
Equity derivatives	(366)	(1)	(96)
Total	$(651)	$(1)	$(102)
Six Months Ended June 30, 2014
Interest rate derivatives	$576	$—	$21
Foreign currency exchange rate derivatives	93	—	—
Credit derivatives — written	1	—	—
Equity derivatives	(591)	(7)	(156)
Total	$79	$(7)	$(135)
__________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2015
Interest rate swaps:	Fixed maturity securities	$1	$—	$1
	Policyholder liabilities (1)	(16)	16	—
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	—	—	—
Total		$(15)	$16	$1
Three Months Ended June 30, 2014
Interest rate swaps:	Fixed maturity securities	$—	$—	$—
	Policyholder liabilities (1)	5	(5)	—
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	(1)	1	—
Total		$4	$(4)	$—
Six Months Ended June 30, 2015
Interest rate swaps:	Fixed maturity securities	$—	$1	$1
	Policyholder liabilities (1)	(7)	7	—
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	—	—	—
Total		$(7)	$8	$1
Six Months Ended June 30, 2014
Interest rate swaps:	Fixed maturity securities	$—	$—	$—
	Policyholder liabilities (1)	14	(14)	—
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	—	—	—
Total		$14	$(14)	$—
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). For both the three months and six months ended June 30, 2015 and 2014, the amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges were not significant.
At June 30, 2015 and December 31, 2014, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years and five years, respectively.
At June 30, 2015 and December 31, 2014, the balance in AOCI associated with cash flow hedges was $290 million and $282 million, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of stockholder’s equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2015
Interest rate swaps	$(41)	$—	$1	$1
Interest rate forwards	(11)	—	—	—
Foreign currency swaps	(31)	2	—	—
Credit forwards	—	—	—	—
Total	$(83)	$2	$1	$1
Three Months Ended June 30, 2014
Interest rate swaps	$27	$—	$—	$(1)
Interest rate forwards	11	2	1	—
Foreign currency swaps	(6)	(1)	—	—
Credit forwards	—	—	—	—
Total	$32	$1	$1	$(1)
Six Months Ended June 30, 2015
Interest rate swaps	$(12)	$1	$1	$1
Interest rate forwards	—	1	1	—
Foreign currency swaps	21	(2)	—	—
Credit forwards	—	(1)	—	—
Total	$9	$(1)	$2	$1
Six Months Ended June 30, 2014
Interest rate swaps	$69	$—	$—	$—
Interest rate forwards	31	2	1	1
Foreign currency swaps	(3)	(1)	—	—
Credit forwards	—	—	—	—
Total	$97	$1	$1	$1
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2015, $20 million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $2.0 billion and $1.9 billion at June 30, 2015 and December 31, 2014, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At June 30, 2015 and December 31, 2014, the Company would have received $24 million and $28 million, respectively, to terminate all of these contracts.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2015			December 31, 2014
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$2	$180	1.5	$2	$155	2.1
Credit default swaps referencing indices	—	134	2.6	1	134	1.3
Subtotal	2	314	2.0	3	289	1.7
Baa
Single name credit default swaps (corporate)	4	409	1.9	5	454	2.3
Credit default swaps referencing indices	16	1,234	4.8	18	1,145	5.0
Subtotal	20	1,643	4.1	23	1,599	4.2
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	2	36	5.0	2	36	5.0
Subtotal	2	36	5.0	2	36	5.0
Total	$24	$1,993	3.8	$28	$1,924	3.8
__________________

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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2015		December 31, 2014
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement (6)	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$3,299	$1,744	$3,554	$1,767
OTC-cleared (1)	72	71	75	73
Exchange-traded	—	7	35	—
Total gross estimated fair value of derivatives (1)	3,371	1,822	3,664	1,840
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	3,371	1,822	3,664	1,840
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,562)	(1,562)	(1,592)	(1,592)
OTC-cleared	(54)	(54)	(54)	(54)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(1,027)	—	(753)	—
OTC-cleared	(18)	(17)	(21)	(18)
Exchange-traded	—	(6)	—	—
Securities collateral: (5)
OTC-bilateral	(509)	(186)	(1,152)	(175)
OTC-cleared	—	—	—	—
Exchange-traded	—	(1)	—	—
Net amount after application of master netting agreements and collateral	$201	$(4)	$92	$1
__________________

(1)
At June 30, 2015 and December 31, 2014, derivative assets included income or expense accruals reported in accrued investment income or in other liabilities of $83 million and $88 million, respectively, and derivative liabilities included income or expense accruals reported in accrued investment income or in other liabilities of $13 million and $22 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but segregated for the benefit of the Company). The amount of this off-balance sheet collateral was $0 and $121 million at June 30, 2015 and December 31, 2014, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Derivatives (continued)

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2015 and December 31, 2014, the Company received excess cash collateral of $1 million and $33 million (including $0 and $33 million off-balance sheet cash collateral held in separate custodial accounts), respectively, and provided excess cash collateral of $112 million and $30 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2015 none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2015 and December 31, 2014, the Company received excess securities collateral with an estimated fair value of $2 million and $122 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2015 and December 31, 2014, the Company provided excess securities collateral with an estimated fair value of $61 million and $17 million, respectively, for its OTC-bilateral derivatives, and $36 million and $37 million, respectively, for its OTC-cleared derivatives, and $19 million and $165 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

(6)	See Note 4 for information regarding the Company’s gross and net payables and receivables under repurchase agreement transactions.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the estimated fair value of that counterparty’s derivatives reaches a pre-determined threshold. Certain of these arrangements also include financial strength-contingent provisions that provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the financial strength ratings of the Company and/or the credit ratings of the counterparty. In addition, certain of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade financial strength or credit rating from each of Moody’s and S&P. If a party’s financial strength or credit ratings were to fall below that specific investment grade financial strength or credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.
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

		Estimated Fair Value of Collateral Provided	Fair Value of Incremental Collateral Provided Upon
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	One Notch Downgrade in the Company’s Financial Strength Rating	Downgrade in the Company’s Financial Strength Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
June 30, 2015	$182	$247	$—	$—
December 31, 2014	$175	$192	$—	$—
__________________

(1)	After taking into consideration the existence of netting agreements.

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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2015	December 31, 2014
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$200	$217
Funds withheld on assumed reinsurance	Other invested assets	39	53
Options embedded in debt or equity securities	Investments	(51)	(48)
Net embedded derivatives within asset host contracts		$188	$222

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$(727)	$(609)
Assumed guaranteed minimum benefits	Policyholder account balances	764	827
Funds withheld on ceded reinsurance	Other liabilities	240	382
Other	Policyholder account balances	20	17
Net embedded derivatives within liability host contracts		$297	$617
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net derivative gains (losses) (1), (2)	$770	$156	$534	$(205)
Policyholder benefits and claims	$(43)	$8	$(19)	$23
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($30) million and ($14) million for the three months and six months ended June 30, 2015, respectively, and ($53) million and ($9) million for the three months and six months ended June 30, 2014, respectively.

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

	June 30, 2015
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$15,368	$1,412	$16,780
U.S. Treasury and agency	6,769	5,789	—	12,558
RMBS	1,430	6,930	1,025	9,385
Foreign corporate	—	4,476	664	5,140
State and political subdivision	—	2,556	8	2,564
CMBS	—	1,574	194	1,768
ABS	—	1,876	545	2,421
Foreign government	—	701	—	701
Total fixed maturity securities	8,199	39,270	3,848	51,317
Equity securities:
Common stock	108	130	30	268
Non-redeemable preferred stock	—	135	80	215
Total equity securities	108	265	110	483
Short-term investments (1)	340	1,176	374	1,890
Commercial mortgage loans held by CSEs — FVO	—	266	—	266
Derivative assets: (2)
Interest rate	—	2,006	7	2,013
Foreign currency exchange rate	—	130	—	130
Credit	—	25	—	25
Equity market	—	914	206	1,120
Total derivative assets	—	3,075	213	3,288
Net embedded derivatives within asset host contracts (3)	—	—	239	239
Separate account assets (4)	257	107,276	150	107,683
Total assets	$8,904	$151,328	$4,934	$165,166
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$636	$—	$636
Foreign currency exchange rate	—	17	—	17
Credit	—	1	—	1
Equity market	7	641	507	1,155
Total derivative liabilities	7	1,295	507	1,809
Net embedded derivatives within liability host contracts (3)	—	—	297	297
Long-term debt of CSEs — FVO	—	122	—	122
Total liabilities	$7	$1,417	$804	$2,228

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
__________________

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

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets. At June 30, 2015 and December 31, 2014, equity securities also included embedded derivatives of ($51) million and ($48) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 13% of the total estimated fair value of Level 3 fixed maturity securities at June 30, 2015.
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
__________________

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
Freestanding derivatives are principally valued using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models. Key inputs are as follows:

Instrument		Interest Rate		Foreign Currency Exchange Rate		Credit		Equity Market
Inputs common to Level 2 and Level 3 by instrument type	•	swap yield curve	•	swap yield curve	•	swap yield curve	•	swap yield curve
	•	basis curves	•	basis curves	•	credit curves	•	spot equity index levels
	•	interest rate volatility (1)	•	currency spot rates	•	recovery rates	•	dividend yield curves
			•	cross currency basis curves			•	equity volatility (1)
Level 3	•	swap yield curve (2)	•	N/A	•	swap yield curve (2)	•	dividend yield curves (2)
	•	basis curves (2)			•	credit curves (2)	•	equity volatility (1), (2)
					•	credit spreads	•	correlation between model inputs (1)
					•	repurchase rates
					•	independent non-binding broker quotations
______________

(1)	Option-based only.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Fair Value (continued)

(2)	Extrapolation beyond the observable limits of the curve(s).
Embedded Derivatives
Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees, equity or bond indexed crediting rates within certain annuity contracts, and those related to funds withheld on ceded reinsurance. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at June 30, 2015 and December 31, 2014, transfers between Levels 1 and 2 were not significant.
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

					June 30, 2015				December 31, 2014				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(25)	-	240	48	(35)	-	240	51	Decrease
	•	Market pricing	•	Quoted prices (5)	11	-	780	336	—	-	750	418	Increase
	•	Consensus pricing	•	Offered quotes (5)	68	-	101	87	78	-	103	86	Increase
RMBS	•	Consensus pricing	•	Offered quotes (5)	33	-	111	95	1	-	117	93	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	97	-	106	100	97	-	108	101	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	65	-	106	100	62	-	106	99	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	333	-	333		278	-	297		Increase (11)
Credit	•	Present value techniques	•	Credit spreads (8)	100	-	100		99	-	99		Decrease (8)
	•	Consensus pricing	•	Offered quotes (9)
Equity market	•	Present value techniques or option pricing models	•	Volatility (10)	17%	-	35%		15%	-	27%		Increase (11)
			•	Correlation (12)	70%	-	70%		70%	-	70%
Embedded derivatives
Direct and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.10%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	100%		0.50%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (14)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	30%		20%	-	50%		Increase (15)
			•	Withdrawal rates	0.08%	-	10%		0.07%	-	10%		(16)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (17)
			•	Nonperformance risk spread	0.04%	-	0.45%		0.03%	-	1.39%		Decrease (18)
___________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(9)	At both June 30, 2015 and December 31, 2014, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	RMBS	Foreign Corporate	State and Political Subdivision	CMBS	ABS
	(In millions)
Three Months Ended June 30, 2015
Balance, beginning of period	$1,452	$921	$699	$—	$187	$419
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	2	5	—	—	—	—
Net investment gains (losses)	—	2	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—
OCI	(61)	1	(9)	—	—	(2)
Purchases (3)	36	222	13	8	7	294
Sales (3)	(35)	(69)	(40)	—	—	(19)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	31	—	1	—	—	44
Transfers out of Level 3 (4)	(13)	(57)	—	—	—	(191)
Balance, end of period	$1,412	$1,025	$664	$8	$194	$545
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$2	$5	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities			Net Derivatives (6)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Three Months Ended June 30, 2015
Balance, beginning of period	$28	$62	$307	$48	$—	$(273)	$(662)	$156
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	(8)	—	(32)	761	—
Policyholder benefits and claims	—	—	—	—	—	—	(43)	—
OCI	2	—	—	(10)	—	—	—	—
Purchases (3)	—	—	324	—	—	4	—	—
Sales (3)	—	—	(170)	—	—	—	—	(2)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(23)	—	—	(114)	—
Transfers into Level 3 (4)	—	18	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	(87)	—	—	—	—	(4)
Balance, end of period	$30	$80	$374	$7	$—	$(301)	$(58)	$150
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$(32)	$739	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$(44)	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	RMBS	Foreign Corporate	State and Political Subdivision	CMBS	ABS
	(In millions)
Three Months Ended June 30, 2014
Balance, beginning of period	$1,421	$563	$757	$—	$144	$193
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	2	1	1	—	—	—
Net investment gains (losses)	—	—	(2)	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—
OCI	17	7	15	—	1	(3)
Purchases (3)	32	64	9	—	2	61
Sales (3)	(25)	(14)	(49)	—	(5)	(27)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	16	—	—	3	—	38
Transfers out of Level 3 (4)	(35)	(63)	(8)	—	(15)	(29)
Balance, end of period	$1,428	$558	$723	$3	$127	$233
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$2	$1	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$(2)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities			Net Derivatives (6)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Three Months Ended June 30, 2014
Balance, beginning of period	$33	$108	$150	$37	$4	$(345)	$(262)	$160
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	(1)	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	10	(1)	(40)	156	—
Policyholder benefits and claims	—	—	—	—	—	2	8	—
OCI	3	6	—	11	—	—	(24)	—
Purchases (3)	—	—	—	—	—	4	—	6
Sales (3)	—	—	(106)	—	—	—	—	(4)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(35)	—	—	(218)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	(32)	(44)	—	—	—	—	(1)
Balance, end of period	$36	$81	$—	$23	$3	$(379)	$(340)	$161
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(1)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$(1)	$(40)	$147	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$2	$8	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	RMBS	Foreign Corporate	State and Political Subdivision	CMBS	ABS
	(In millions)
Six Months Ended June 30, 2015
Balance, beginning of period	$1,355	$716	$710	$—	$148	$181
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	4	8	2	—	(1)	1
Net investment gains (losses)	—	2	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—
OCI	(49)	(1)	(21)	—	—	(1)
Purchases (3)	83	449	14	8	82	417
Sales (3)	(43)	(102)	(47)	—	(2)	(21)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	66	—	6	—	2	41
Transfers out of Level 3 (4)	(4)	(47)	—	—	(35)	(73)
Balance, end of period	$1,412	$1,025	$664	$8	$194	$545
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$4	$8	$2	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities			Net Derivatives (6)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Six Months Ended June 30, 2015
Balance, beginning of period	$29	$71	$71	$45	$1	$(242)	$(347)	$158
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—	—	(1)
Net derivative gains (losses)	—	—	—	(7)	(1)	(65)	538	—
Policyholder benefits and claims	—	—	—	—	—	1	(19)	—
OCI	1	(3)	—	—	—	—	—	—
Purchases (3)	—	—	374	—	—	4	—	—
Sales (3)	—	—	(16)	—	—	—	—	(4)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(31)	—	1	(230)	—
Transfers into Level 3 (4)	—	19	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	(7)	(55)	—	—	—	—	(3)
Balance, end of period	$30	$80	$374	$7	$—	$(301)	$(58)	$150
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$(1)	$(65)	$515	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$1	$(19)	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	RMBS	Foreign Corporate	State and Political Subdivision	CMBS	ABS
	(In millions)
Six Months Ended June 30, 2014
Balance, beginning of period	$1,270	$450	$779	$—	$129	$426
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	3	2	1	—	—	—
Net investment gains (losses)	(1)	3	(3)	—	—	1
Net derivative gains (losses)	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—
OCI	46	10	31	—	1	—
Purchases (3)	63	145	9	—	18	87
Sales (3)	(68)	(47)	(52)	—	(5)	(81)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	168	14	—	3	—	22
Transfers out of Level 3 (4)	(53)	(19)	(42)	—	(16)	(222)
Balance, end of period	$1,428	$558	$723	$3	$127	$233
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$3	$2	$—	$—	$—	$—
Net investment gains (losses)	$(1)	$—	$(2)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities			Net Derivatives (6)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Six Months Ended June 30, 2014
Balance, beginning of period	$31	$100	$—	$11	$6	$(309)	$288	$153
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	(3)	(1)	—	—	—	—	—	5
Net derivative gains (losses)	—	—	—	17	(3)	(79)	(215)	—
Policyholder benefits and claims	—	—	—	—	—	6	23	—
OCI	8	5	—	31	—	(1)	(23)	—
Purchases (3)	—	—	—	—	—	4	—	8
Sales (3)	(6)	—	—	—	—	—	—	(5)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(36)	—	—	(413)	—
Transfers into Level 3 (4)	6	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	(23)	—	—	—	—	—	—
Balance, end of period	$36	$81	$—	$23	$3	$(379)	$(340)	$161
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(1)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$(3)	$(79)	$(202)	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$6	$24	$—
__________________

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

	June 30, 2015	December 31, 2014
	(In millions)
Assets (1)
Unpaid principal balance	$208	$223
Difference between estimated fair value and unpaid principal balance	58	57
Carrying value at estimated fair value	$266	$280
Liabilities (1)
Contractual principal balance	$116	$133
Difference between estimated fair value and contractual principal balance	6	6
Carrying value at estimated fair value	$122	$139
__________________

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

	At June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans (1)	$3	$17	$—	$(1)	$—	$(1)
Other limited partnership interests (2)	$—	$6	$—	$(1)	$(1)	$(4)
__________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both June 30, 2015 and 2014 were not significant.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Fair Value (continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions and those short-term investments that are not securities, such as time deposits, and therefore are not included in the three level hierarchy table disclosed in the “— Recurring Fair Value Measurements” section. The estimated fair value of the excluded financial instruments, which are primarily classified in Level 2, approximates carrying value, as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2015
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$6,519	$—	$—	$6,889	$6,889
Policy loans	$1,182	$—	$829	$442	$1,271
Real estate joint ventures	$29	$—	$—	$76	$76
Other limited partnership interests	$60	$—	$—	$74	$74
Premiums, reinsurance and other receivables	$7,103	$—	$951	$7,111	$8,062
Liabilities
Policyholder account balances	$19,594	$—	$—	$20,953	$20,953
Long-term debt	$789	$—	$1,101	$—	$1,101
Other liabilities	$2,494	$—	$2,322	$172	$2,494
Separate account liabilities	$1,387	$—	$1,387	$—	$1,387

	December 31, 2014
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$5,559	$—	$—	$6,020	$6,020
Policy loans	$1,194	$—	$834	$454	$1,288
Real estate joint ventures	$37	$—	$—	$83	$83
Other limited partnership interests	$63	$—	$—	$81	$81
Premiums, reinsurance and other receivables	$6,231	$—	$51	$7,156	$7,207
Liabilities
Policyholder account balances	$20,554	$—	$—	$22,079	$22,079
Long-term debt	$789	$—	$1,120	$—	$1,120
Other liabilities	$245	$—	$76	$169	$245
Separate account liabilities	$1,432	$—	$1,432	$—	$1,432

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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$2,488	$245	$(13)	$2,720
OCI before reclassifications	(1,519)	(83)	(20)	(1,622)
Deferred income tax benefit (expense)	536	28	7	571
AOCI before reclassifications, net of income tax	1,505	190	(26)	1,669
Amounts reclassified from AOCI	7	(3)	—	4
Deferred income tax benefit (expense)	(2)	1	—	(1)
Amounts reclassified from AOCI, net of income tax	5	(2)	—	3
Sale of subsidiary	—	—	—	—
Deferred income tax benefit (expense)	—	—	—	—
Sale of subsidiary, net of income tax	—	—	—	—
Balance, end of period	$1,510	$188	$(26)	$1,672

	Three Months Ended June 30, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$1,561	$67	$34	$1,662
OCI before reclassifications	712	32	8	752
Deferred income tax benefit (expense)	(178)	(11)	—	(189)
AOCI before reclassifications, net of income tax	2,095	88	42	2,225
Amounts reclassified from AOCI	(21)	(2)	—	(23)
Deferred income tax benefit (expense)	6	—	—	6
Amounts reclassified from AOCI, net of income tax	(15)	(2)	—	(17)
Sale of subsidiary (2)	(320)	—	6	(314)
Deferred income tax benefit (expense)	80	—	—	80
Sale of subsidiary, net of income tax	(240)	—	6	(234)
Balance, end of period	$1,840	$86	$48	$1,974

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Equity (continued)

	Six Months Ended June 30, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$2,250	$183	$(7)	$2,426
OCI before reclassifications	(1,126)	9	(30)	(1,147)
Deferred income tax benefit (expense)	398	(3)	11	406
AOCI before reclassifications, net of income tax	1,522	189	(26)	1,685
Amounts reclassified from AOCI	(19)	(1)	—	(20)
Deferred income tax benefit (expense)	7	—	—	7
Amounts reclassified from AOCI, net of income tax	(12)	(1)	—	(13)
Sale of subsidiary	—	—	—	—
Deferred income tax benefit (expense)	—	—	—	—
Sale of subsidiary, net of income tax	—	—	—	—
Balance, end of period	$1,510	$188	$(26)	$1,672

	Six Months Ended June 30, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$916	$25	$39	$980
OCI before reclassifications	1,712	97	19	1,828
Deferred income tax benefit (expense)	(515)	(34)	(16)	(565)
AOCI before reclassifications, net of income tax	2,113	88	42	2,243
Amounts reclassified from AOCI	(48)	(2)	—	(50)
Deferred income tax benefit (expense)	15	—	—	15
Amounts reclassified from AOCI, net of income tax	(33)	(2)	—	(35)
Sale of subsidiary (2)	(320)	—	6	(314)
Deferred income tax benefit (expense)	80	—	—	80
Sale of subsidiary, net of income tax	(240)	—	6	(234)
Balance, end of period	$1,840	$86	$48	$1,974
__________________

(1)	See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

(2)	See Note 4 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(8)	$6	$11	$25	Net investment gains (losses)
Net unrealized investment gains (losses)	2	12	13	18	Net investment income
Net unrealized investment gains (losses)	(1)	3	(5)	5	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(7)	21	19	48
Income tax (expense) benefit	2	(6)	(7)	(15)
Net unrealized investment gains (losses), net of income tax	$(5)	$15	$12	$33
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$—	$—	$1	$—	Net derivative gains (losses)
Interest rate swaps	1	—	1	—	Net investment income
Interest rate forwards	—	2	1	2	Net derivative gains (losses)
Interest rate forwards	—	1	1	1	Net investment income
Foreign currency swaps	2	(1)	(2)	(1)	Net derivative gains (losses)
Credit forwards	—	—	(1)	—	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	3	2	1	2
Income tax (expense) benefit	(1)	—	—	—
Gains (losses) on cash flow hedges, net of income tax	$2	$2	$1	$2
Total reclassifications, net of income tax	$(3)	$17	$13	$35

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Compensation	$111	$81	$236	$144
Commissions	150	143	314	295
Volume-related costs	12	49	59	78
Affiliated interest costs on ceded reinsurance	71	81	158	147
Capitalization of DAC	(86)	(88)	(185)	(164)
Amortization of DAC and VOBA	57	209	252	482
Interest expense on debt	18	29	36	66
Rent and related expenses	13	8	30	16
Other	99	137	192	262
Total other expenses	$445	$649	$1,092	$1,326
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2015.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of June 30, 2015, the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material for the Company.

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
Unclaimed Property Litigation
On December 28, 2012, the West Virginia Treasurer filed an action (West Virginia ex rel. John D. Perdue v. MetLife Insurance Company of Connecticut, Circuit Court of Putnam County), alleging that MetLife Insurance Company of Connecticut violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 14, 2012, the Treasurer filed a substantially identical suit against MLI‑USA. On June 16, 2015, the West Virginia Supreme Court of Appeals reversed the Circuit Court’s order that had granted defendants’ motions to dismiss the actions and remanded them to the Circuit Court for further proceedings. The defendants intend to defend these actions vigorously.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $82 million and $36 million at June 30, 2015 and December 31, 2014, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.0 billion and $918 million at June 30, 2015 and December 31, 2014, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
9. Contingencies, Commitments and Guarantees (continued)

Other Commitments
The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At June 30, 2015 and December 31, 2014, the Company had agreed to fund up to $20 million and $32 million, respectively, of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $24 million and $57 million at June 30, 2015 and December 31, 2014, respectively, to custody accounts to secure the demand notes. Each of these affiliates is permitted by contract to sell or re-pledge this collateral.
10. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $365 million and $756 million for the three months and six months ended June 30, 2015, respectively, and $457 million and $790 million for the three months and six months ended June 30, 2014, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $63 million and $126 million for the three months and six months ended June 30, 2015, respectively, and $68 million and $135 million for the three months and six months ended June 30, 2014, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $54 million and $104 million for the three months and six months ended June 30, 2015, respectively, and $54 million and $107 million for the three months and six months ended June 30, 2014, respectively.
The Company had net receivables from affiliates related to the items discussed above of $129 million and $26 million at June 30, 2015 and December 31, 2014, respectively.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
10. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Premiums
Reinsurance assumed	$12	$7	$37	$17
Reinsurance ceded	(215)	(184)	(415)	(447)
Net premiums	$(203)	$(177)	$(378)	$(430)
Universal life and investment-type product policy fees
Reinsurance assumed	$33	$83	$64	$164
Reinsurance ceded	(99)	(86)	(186)	(180)
Net universal life and investment-type product policy fees	$(66)	$(3)	$(122)	$(16)
Other revenues
Reinsurance assumed	$—	$3	$—	$7
Reinsurance ceded	64	67	122	138
Net other revenues	$64	$70	$122	$145
Policyholder benefits and claims
Reinsurance assumed	$31	$39	$66	$76
Reinsurance ceded	(244)	(204)	(484)	(514)
Net policyholder benefits and claims	$(213)	$(165)	$(418)	$(438)
Interest credited to policyholder account balances
Reinsurance assumed	$19	$23	$38	$46
Reinsurance ceded	(34)	(35)	(71)	(68)
Net interest credited to policyholder account balances	$(15)	$(12)	$(33)	$(22)
Other expenses
Reinsurance assumed	$9	$13	$24	$31
Reinsurance ceded	33	45	83	67
Net other expenses	$42	$58	$107	$98

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
10. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	June 30, 2015		December 31, 2014
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$47	$12,357	$45	$12,718
Deferred policy acquisition costs and value of business acquired	133	(744)	164	(707)
Total assets	$180	$11,613	$209	$12,011
Liabilities
Future policy benefits	$602	$(68)	$593	$—
Policyholder account balances	764	—	827	—
Other policy-related balances	1,719	769	1,689	763
Other liabilities	15	4,643	16	5,109
Total liabilities	$3,100	$5,344	$3,125	$5,872
The Company assumes risks from affiliates related to guaranteed minimum benefit guarantees written directly by the affiliates. These assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within policyholder account balances and were liabilities of $764 million and $827 million at June 30, 2015 and December 31, 2014, respectively. Changes in estimated fair value of such embedded derivatives resulted in net derivative gains (losses) of $131 million and $68 million, for the three months and six months ended June 30, 2015, respectively, and $52 million and ($94) million for the three months and six months ended June 30, 2014, respectively.
The Company ceded several blocks of business to affiliates on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and increased the funds withheld balance by $240 million and $382 million at June 30, 2015 and December 31, 2014, respectively. Net derivative gains (losses) associated with the embedded derivatives were $218 million and $142 million for the three months and six months ended June 30, 2015, respectively, and ($93) million and ($220) million for the three months and six months ended June 30, 2014, respectively.
Prior to the Mergers, the Company entered into an agreement with MLIC which ceded all existing New York insurance policies and annuity contracts that include a separate account feature. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to this agreement is included within receivables from affiliates and was $4 million at both June 30, 2015 and December 31, 2014. Net derivative gains (losses) associated with the embedded derivative was less than $1 million for both the three months and six months ended June 30, 2015 and less than $1 million and $2 million for the three months and six months ended June 30, 2014, respectively. See Note 1 for further information on the Mergers.
In December 2014, the Company entered into a reinsurance agreement to cede two blocks of business to MRD on a 90% coinsurance with funds withheld basis. This agreement covers certain term and certain universal life policies issued in 2014 by the Company. This agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $77 million and $54 million at June 30, 2015 and December 31, 2014, respectively. The Company also recorded a funds withheld liability and other reinsurance payables, included in other liabilities, which were $15 million and $118 million at June 30, 2015 and December 31, 2014, respectively. The Company’s consolidated statement of operations and comprehensive income (loss) includes a loss for this agreement of $8 million and $11 million for the three months and six months ended June 30, 2015, respectively.

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

Regulatory Developments
The U.S. insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of our state of domicile, Delaware. As a subsidiary of MetLife, Inc., a non-bank systemically important financial institution (“non-bank SIFI”), we are affected by MetLife, Inc.’s regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Reserve Bank of New York (together with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation. We may also be affected by any additional capital requirements to which MetLife, Inc. may become subject as a global systemically important insurer (“G-SII”). Furthermore, some of our operations, products and services are subject to consumer protection laws, securities regulation, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974 (“ERISA”). See “— ERISA Considerations” and “— Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers” below, as well as “Business — Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” included in the 2014 Annual Report, as may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”
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
The Department of Labor (“DOL”) proposed new regulations in April 2015 that would substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MetLife, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. Pursuant to the proposal, any communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability. The DOL also proposed amendments to its prohibited transaction exemptions, and proposed a new exemption, that would apply more onerous disclosure and contract requirements to, and increase fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs.
If the new DOL proposals become final, MetLife may find it necessary to change sales representative and/or broker compensation and may limit the assistance or advice they can provide. Sales to middle income investors would be unlikely to generate fees sufficient to offset the increased cost of providing advice under the rules, if adopted as proposed. Under the rules as proposed, MetLife could reduce its risk of exposure to fiduciary liability by electing not to engage in the concurrent manufacturing and distribution of certain products, including individual annuity products. Further, if the proposed rules apply to welfare benefit plans, they will disrupt settled practices in the marketing and sales of welfare benefit plan insurance products.

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
For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital (higher loss absorbency (“HLA”)) requirements on those activities. Given the absence of a common global base on which to calculate an HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). G-SIIs will initially report BCR and HLA results to their group-wide supervisors on a confidential basis to allow for refinement of the BCR until fully adopted and implemented in 2019. On June 25, 2015, the IAIS published a proposed draft of HLA requirements and has requested comments by August 21, 2015. HLA requirements must be finalized by the end of 2015 and are to be applied in 2019 to companies designated as G-SIIs in 2017.
In addition, on December 17, 2014, the IAIS released a first exposure draft of a risk-based global insurance capital standard (“ICS”) which will apply to all internationally active insurance groups, including G-SIIs. The IAIS expects to publish an interim version of the ICS by the end of 2019 for implementation by individual jurisdictions with the further goal of reaching an ultimate ICS at some later date.
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

Results of Operations
Consolidated Results
Business Overview. Variable annuity sales increased 13% in response to the introduction of new products and enhancements in late 2014 and early 2015. A significant portion of our operating earnings is driven by separate account values. These separate account balances primarily affect the level of asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances increased compared to the prior period as a result of continued strong market performance, partially offset by negative net flows from our deferred annuities business as surrenders and withdrawals exceeded sales.

	Six Months Ended June 30,
	2015	2014
	(In millions)
Revenues
Premiums	$536	$495
Universal life and investment-type product policy fees	1,429	1,625
Net investment income	1,324	1,365
Other revenues	250	282
Net investment gains (losses)	37	(537)
Net derivative gains (losses)	68	(12)
Total revenues	3,644	3,218
Expenses
Policyholder benefits and claims	1,174	1,374
Interest credited to policyholder account balances	519	536
Capitalization of DAC	(185)	(164)
Amortization of DAC and VOBA	252	482
Interest expense on debt	36	66
Other expenses	989	942
Total expenses	2,785	3,236
Income (loss) before provision for income tax	859	(18)
Provision for income tax expense (benefit)	235	(33)
Net income (loss)	$624	$15
Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014
During the six months ended June 30, 2015, income (loss) before provision for income tax increased $877 million ($609 million, net of income tax) over the prior period primarily driven by favorable changes in net investment gains (losses), other adjustments to net income, and net derivative gains (losses). The favorable change in other adjustments to net income was primarily the result of the offsets to investment and derivative gains and losses related to the amortization of DAC and VOBA.

Management of Investment Portfolio and Hedging Market Risks with Derivatives. We manage our investment portfolio using disciplined asset/liability management principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currency exchange rates, credit spreads and equity market levels. We purchase investments to support our insurance liabilities and not to generate net investment gains and losses. However, net investment gains and losses are incurred and can change significantly from period to period due to changes in external influences, including changes in market factors such as interest rates, foreign currency exchange rates, credit spreads and equity markets; counterparty specific factors such as financial performance, credit rating and collateral valuation; and internal factors such as portfolio rebalancing. Changes in these factors from period to period can significantly impact the levels of both impairments and realized gains and losses on investments sold.
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
Certain direct or assumed variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We use freestanding derivatives to hedge the market risks inherent in these variable annuity guarantees. The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged, and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $574 million ($373 million, net of income tax) was primarily the result of the prior period loss on the disposition of MetLife Assurance Limited (“MAL”). For further information on MAL, see Note 4 of the Notes to the Consolidated Financial Statements in the 2014 Annual Report.

Net Derivative Gains (Losses). Direct and assumed variable annuity embedded derivatives and associated freestanding derivative hedges are collectively referred to as “VA program derivatives” in the following table. All other derivatives that are economic hedges of certain invested assets and insurance liabilities are referred to as “non-VA program derivatives” in the following table. The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Six Months Ended June 30,
	2015	2014
	(In millions)
Non-VA program derivatives
Interest rate	$(30)	$114
Foreign currency exchange rate	9	16
Credit	3	11
Equity	(92)	(42)
Non-VA embedded derivatives	121	(195)
Total non-VA program derivatives	11	(96)
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	578	187
Nonperformance risk adjustment	(14)	(9)
Other risks	(151)	(188)
Total	413	(10)
Freestanding derivatives hedging direct and assumed embedded derivatives	(356)	94
Total VA program derivatives	57	84
Net derivative gains (losses)	$68	$(12)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $107 million ($70 million, net of income tax). This was primarily due to changes in the value of underlying assets and the recapture of a certain reinsurance agreement by an affiliate favorably impacting non-VA embedded derivatives related to affiliated ceded reinsurance written on a coinsurance with funds withheld basis. These favorable changes were partially offset by long-term interest rates increasing in the current period and decreasing in the prior period, unfavorably impacting receive-fixed interest rate swaps and receiver swaptions primarily hedging long duration liability portfolios. The unfavorable change in equity derivatives was primarily due to the effect of the passage of time on equity options. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $27 million ($18 million, net of income tax). This was due to an unfavorable change of $59 million ($38 million, net of income tax) related to the change in market risks on direct and assumed variable annuity embedded derivatives, net of the impact of freestanding derivatives hedging those risks, and an unfavorable change of $5 million ($3 million, net of income tax) in the nonperformance risk adjustment on direct and assumed variable annuity embedded derivatives, partially offset by a favorable change of $37 million ($24 million, net of income tax) on other risks in direct and assumed variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing $59 million ($38 million, net of income tax) unfavorable change was due to the impact of the recapture of certain variable annuity reinsurance by an affiliate, as well as due to the impact of changes in market factors on the direct and assumed variable annuity embedded derivatives, net of the freestanding derivatives hedging those market factors.

The primary changes in market factors are summarized as follows:

•
Long-term interest rates increased in the current period and decreased in the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives. For example, the 10-year U.S. swap rate increased by 18 basis points in the current period and decreased by 46 basis points in the prior period.

•
Key equity volatility measures generally increased in the current period and decreased in the prior period, contributing to an unfavorable change in our embedded derivatives and a favorable change in our freestanding derivatives.

The aforementioned $5 million ($3 million, net of income tax) unfavorable change in the nonperformance risk adjustment, which includes the impact of the aforementioned recapture of certain variable annuities reinsurance by an affiliate, was due to an unfavorable change of $43 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees, partially offset by a favorable change of $38 million, before income tax, related to changes in our own credit spread.
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
When the risk-free interest rate decreases in isolation, discounting the embedded derivative liability produces a higher valuation of the liability than if the risk-free interest rate had remained constant. Discounting this unfavorable change by the risk-adjusted rate yields a smaller loss than by discounting at the risk-free interest rate, thus creating a gain from including an adjustment for nonperformance risk on the direct and assumed variable annuity embedded derivatives.
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
The foregoing $37 million ($24 million, net of income tax) favorable change in other risks in direct and assumed variable annuity embedded derivatives, which includes the impact of the recapture of certain variable annuities reinsurance by an affiliate, reflected:

•
An increase in the risk margin adjustment caused by higher policyholder behavior risks, along with updates to the actuarial assumptions, resulted in a favorable period over period change in the valuation of the embedded derivatives.

•	Refinements in the valuation model which resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•	The cross effect of capital markets changes which resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•
A combination of other factors, including reserve changes influenced by benefit features and policyholder behavior, and foreign currency translation adjustments, which resulted in a favorable period over period change in the valuation of embedded derivatives.

Divested Business. Income (loss), before provision for income tax, related to divested business, excluding net investment gains (losses) and net derivative gains (losses), decreased $16 million from the prior period. This reflects a decrease in total revenues of $64 million, before income tax, and a decrease in total expenses of $48 million, before income tax. There was no divested business recorded in the current period.
Taxes. Income tax expense for the six months ended June 30, 2015 was $235 million, or 27% of income (loss) before provision for income tax, compared with an income tax benefit of $33 million, or 183% of income (loss) before provision for income tax, for the six months ended June 30, 2014. The Company’s current period effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income. The Company’s prior period effective tax rate was different from the U.S. statutory rate of 35% primarily due to non-taxable investment income and the tax effects of the MAL divestiture.

Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings decreased $3 million, net of income tax, to $618 million, net of income tax, for the six months ended June 30, 2015 from $621 million, net of income tax, for the six months ended June 30, 2014.
Reconciliation of net income (loss) to operating earnings

	Six Months Ended June 30,
	2015	2014
	(In millions)
Net income (loss)	$624	$15
Less: Net investment gains (losses)	37	(537)
Less: Net derivative gains (losses)	68	(12)
Less: Other adjustments to net income (1)	(95)	(346)
Less: Provision for income tax (expense) benefit	(4)	289
Operating earnings	$618	$621
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Six Months Ended June 30,
	2015	2014
	(In millions)
Total revenues	$3,644	$3,218
Less: Net investment gains (losses)	37	(537)
Less: Net derivative gains (losses)	68	(12)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	15
Less: Other adjustments to revenues (1)	18	161
Total operating revenues	$3,521	$3,591
Total expenses	$2,785	$3,236
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(54)	142
Less: Other adjustments to expenses (1)	167	380
Total operating expenses	$2,672	$2,714
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Six Months Ended June 30,
	2015	2014
	(In millions)
Operating revenues
Premiums	$536	$493
Universal life and investment-type product policy fees	1,296	1,459
Net investment income	1,439	1,358
Other revenues	250	281
Total operating revenues	3,521	3,591
Operating expenses
Policyholder benefits and claims	982	1,010
Interest credited to policyholder account balances	517	535
Capitalization of DAC	(185)	(164)
Amortization of DAC and VOBA	335	362
Interest expense on debt	34	36
Other expenses	989	935
Total operating expenses	2,672	2,714
Provision for income tax expense (benefit)	231	256
Operating earnings	$618	$621
Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in operating earnings were lower fee income, partially offset by higher net investment income.
Business Growth. In our deferred annuity business, the impact of negative net flows contributed to a decrease in asset-based fee income and reduced interest credited expense in the general account. Asset-based fee income related to the assumed variable annuity reinsurance agreements recaptured in connection with the Mergers also declined. Direct business expenses were higher however, this was offset by lower costs associated with our variable annuity guaranteed minimum death benefits. A decrease in funding agreement issuances in our Corporate Benefit Funding segment and the aforementioned negative net flows in our deferred annuity business were partially offset by positive net flows in our life businesses, which caused a decrease in invested assets. This was partially offset by the related decrease in interest credited expense in our Corporate Benefit Funding segment. The changes in business growth discussed above resulted in a $60 million decrease in operating earnings.
Market Factors. Investment returns improved as a result of the lengthening of our portfolio and higher income on interest rate derivatives and real estate joint ventures, as well as increased prepayment fees. This was partially offset by lower yields on our fixed maturity securities and mortgage loans as a result of the sustained low interest rate environment, and lower returns on other limited partnership interests. In our deferred annuity business, higher average separate account balances drove an increase in asset-based fee income and lower costs associated with our variable annuity guaranteed minimum death benefits. Operating earnings decreased due to higher interest credited expense in our Corporate Benefit Funding segment as a result of higher average interest credited rates, partially offset by lower interest credited expense in our Retail segment as a result of reduced average interest credited rates. The changes in market factors, including equity markets and interest rates, discussed above resulted in a $20 million increase in operating earnings.
Underwriting and Other Insurance Adjustments. Favorable claims experience in our traditional life and immediate annuities businesses, partially offset by unfavorable claims experience in our variable and universal life and structured settlement businesses, increased operating earnings by $18 million. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods, resulted in a $13 million decrease in operating earnings.
Amortization of DAC. DAC amortization decreased due to lower yields and the decrease in our deferred annuity in-force business resulting from negative net flows. These decreases were partially offset by less favorable separate account returns in the current period as compared to the prior period, resulting in a $26 million increase in operating earnings.

Taxes. The Company’s effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing. In the current period, the Company realized additional tax benefits of $15 million compared to the prior period, primarily from the higher utilization of tax preferenced investments.
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
The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”); and

•
Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method, and (iv) excludes certain amounts related to securitization entities that are variable interest entities (“VIEs”) consolidated under GAAP.

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

•
Interest credited to policyholder account balances includes adjustments for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment;

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2014 Annual Report; (ii) Part II, Item 1, of MetLife Insurance Company USA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015; and (iii) Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Unclaimed Property Litigation
On December 28, 2012, the West Virginia Treasurer filed an action (West Virginia ex rel. John D. Perdue v. MetLife Insurance Company of Connecticut, Circuit Court of Putnam County), alleging that MICC violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 14, 2012, the Treasurer filed a substantially identical suit against MLI-USA. On June 16, 2015, the West Virginia Supreme Court of Appeals reversed the Circuit Court’s order that had granted defendants’ motions to dismiss the actions and remanded them to the Circuit Court for further proceedings. The defendants intend to defend these actions vigorously.
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
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2014 Annual Report, as amended or supplemented by the information under “Risk Factors” in Part II, Item 1A, of MetLife Insurance Company USA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. There have been no other material changes to our risk factors from the risk factors previously disclosed in the 2014 Annual Report, as amended or supplemented by such information in MetLife Insurance Company USA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 6. Exhibits
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife Insurance Company USA and its subsidiaries, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife Insurance Company USA and its subsidiaries may be found elsewhere in this Quarterly Report on Form 10-Q and MetLife Insurance Company USA’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

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
(Authorized Signatory and Principal Accounting Officer)
Date: August 12, 2015

Exhibit Index
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife Insurance Company USA and its subsidiaries, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife Insurance Company USA and its subsidiaries may be found elsewhere in this Quarterly Report on Form 10-Q and MetLife Insurance Company USA’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

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