Form 10-Q
period 2015-09-30
MetLife Insurance Co USA
filed 2015-11-12
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At November 12, 2015, 3,000 shares of the registrant’s common stock, $25,000 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at September 30, 2015 (Unaudited) and December 31, 2014 and for the Three Months and Nine Months Ended September 30, 2015 and 2014 (Unaudited))	4
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Stockholder’s Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	10
	Note 3 — Insurance	16
	Note 4 — Investments	17
	Note 5 — Derivatives	31
	Note 6 — Fair Value	44
	Note 7 — Equity	68
	Note 8 — Other Expenses	71
	Note 9 — Contingencies, Commitments and Guarantees	71
	Note 10 — Related Party Transactions	73
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	76
Item 4.	Controls and Procedures	89

Part II — Other Information
Item 1.	Legal Proceedings	90
Item 1A.	Risk Factors	90
Item 6.	Exhibits	91

Signatures		92

Exhibit Index		E-1

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

Part I — Financial Information
Item 1. Financial Statements
MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2015 (Unaudited) and December 31, 2014
(In millions, except share and per share data)

	September 30, 2015	December 31, 2014
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $49,245 and $46,423, respectively)	$52,200	$50,697
Equity securities available-for-sale, at estimated fair value (cost: $403 and $400, respectively)	435	459
Mortgage loans (net of valuation allowances of $32 and $25, respectively; includes $204 and $280, respectively, at estimated fair value, relating to variable interest entities)	6,865	5,839
Policy loans	1,174	1,194
Real estate and real estate joint ventures (includes $72 and $93 respectively, of real estate held-for-sale)	777	894
Other limited partnership interests	2,172	2,234
Short-term investments, principally at estimated fair value	4,001	1,232
Other invested assets, principally at estimated fair value	5,444	4,531
Total investments	73,068	67,080
Cash and cash equivalents, principally at estimated fair value	782	1,206
Accrued investment income (includes $1 and $2, respectively, relating to variable interest entities)	509	501
Premiums, reinsurance and other receivables	23,049	21,559
Deferred policy acquisition costs and value of business acquired	4,801	4,890
Current income tax recoverable	366	537
Goodwill	381	381
Other assets	794	848
Separate account assets	99,426	108,861
Total assets	$203,176	$205,863
Liabilities and Stockholder's Equity
Liabilities
Future policy benefits	$29,417	$28,479
Policyholder account balances	36,266	35,486
Other policy-related balances	3,446	3,320
Payables for collateral under securities loaned and other transactions	11,547	7,501
Long-term debt (includes $61 and $139, respectively, at estimated fair value, relating to variable interest entities)	849	928
Deferred income tax liability	1,031	1,338
Other liabilities (includes $0 and $1, respectively, relating to variable interest entities)	9,401	7,944
Separate account liabilities	99,426	108,861
Total liabilities	191,383	193,857
Contingencies, Commitments and Guarantees (Note 9)
Stockholder's Equity
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	10,859	10,855
Retained earnings (deficit)	(1,138)	(1,350)
Accumulated other comprehensive income (loss)	1,997	2,426
Total stockholder's equity	11,793	12,006
Total liabilities and stockholder's equity	$203,176	$205,863
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2015 and 2014 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Premiums	$386	$381	$922	$876
Universal life and investment-type product policy fees	712	851	2,141	2,476
Net investment income	684	664	2,008	2,029
Other revenues	121	106	371	388
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(12)	(1)	(14)	(5)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	1	(5)	—	(6)
Other net investment gains (losses)	(13)	(13)	27	(545)
Total net investment gains (losses)	(24)	(19)	13	(556)
Net derivative gains (losses)	(284)	(3)	(216)	(15)
Total revenues	1,595	1,980	5,239	5,198
Expenses
Policyholder benefits and claims	584	742	1,758	2,116
Interest credited to policyholder account balances	258	272	777	808
Other expenses	695	676	1,787	2,002
Total expenses	1,537	1,690	4,322	4,926
Income (loss) before provision for income tax	58	290	917	272
Provision for income tax expense (benefit)	(30)	41	205	8
Net income (loss)	$88	$249	$712	$264
Comprehensive income (loss)	$413	$401	$283	$1,410
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Stockholder’s Equity
For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2014	$75	$10,855	$(1,350)	$2,426	$12,006
Capital contributions from MetLife, Inc.		4			4
Dividend paid to MetLife, Inc.			(500)		(500)
Net income (loss)			712		712
Other comprehensive income (loss), net of income tax				(429)	(429)
Balance at September 30, 2015	$75	$10,859	$(1,138)	$1,997	$11,793

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2013	$86	$11,506	$(1,006)	$980	$11,566
Redemption of common stock	(11)	(895)	(484)		(1,390)
Capital contributions from MetLife, Inc.		241			241
Dividend paid to MetLife, Inc.			(155)		(155)
Net income (loss)			264		264
Other comprehensive income (loss), net of income tax				1,146	1,146
Balance at September 30, 2014	$75	$10,852	$(1,381)	$2,126	$11,672
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$2,516	$3,036
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	26,048	14,480
Equity securities	80	65
Mortgage loans	738	2,170
Real estate and real estate joint ventures	226	13
Other limited partnership interests	174	189
Purchases of:
Fixed maturity securities	(28,079)	(15,818)
Equity securities	(73)	(20)
Mortgage loans	(1,778)	(280)
Real estate and real estate joint ventures	(50)	(104)
Other limited partnership interests	(161)	(270)
Cash received in connection with freestanding derivatives	434	102
Cash paid in connection with freestanding derivatives	(495)	(1,156)
Cash received under repurchase agreements (Note 4)	199	—
Cash paid under reverse repurchase agreements (Note 4)	(199)	—
Sale of business, net of cash and cash equivalents disposed of $0 and $251, respectively	—	451
Sales of loans to affiliates	—	520
Net change in policy loans	20	42
Net change in short-term investments	(2,769)	231
Net change in other invested assets	59	(164)
Net cash provided by (used in) investing activities	(5,626)	451
Cash flows from financing activities
Policyholder account balances:
Deposits	13,697	13,169
Withdrawals	(14,406)	(15,222)
Net change in payables for collateral under securities loaned and other transactions	4,046	1,224
Long-term debt repaid	(76)	(1,269)
Financing element on certain derivative instruments	(73)	(259)
Redemption of common stock	—	(906)
Common stock redemption premium	—	(484)
Dividends paid to MetLife, Inc.	(500)	(155)
Capital contribution from MetLife, Inc.	—	231
Net cash provided by (used in) financing activities	2,688	(3,671)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(2)	(9)
Change in cash and cash equivalents	(424)	(193)
Cash and cash equivalents, beginning of period	1,206	1,400
Cash and cash equivalents, end of period	$782	$1,207
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$46	$78
Income tax	$105	$315
Non-cash transactions:
Capital contributions from MetLife, Inc.	$4	$10
Transfer of fixed maturity securities to affiliates	$—	$333
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
In February 2015, the FASB issued certain amendments to the consolidation analysis to improve consolidation guidance for legal entities (ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in this ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014‑09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2016 and interim periods within those years and should be applied retrospectively. In July 2015, the FASB voted to defer the effective date of this ASU by one year, effective for fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance will supersede nearly all existing revenue recognition guidance under GAAP; however, it will not impact the accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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
Corporate Benefit Funding
The Corporate Benefit Funding segment offers a broad range of annuity and investment products, including guaranteed interest products and other stable value products, income annuities and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This segment also includes structured settlements and certain products to fund company-, bank- or trust-owned life insurance used to finance non-qualified benefit programs for executives.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2015 and 2014. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended September 30, 2015	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$290	$5	$91	$386	$—	$386
Universal life and investment-type product policy fees	637	9	—	646	66	712
Net investment income	523	213	(2)	734	(50)	684
Other revenues	120	1	—	121	—	121
Net investment gains (losses)	—	—	—	—	(24)	(24)
Net derivative gains (losses)	—	—	—	—	(284)	(284)
Total revenues	1,570	228	89	1,887	(292)	1,595
Expenses
Policyholder benefits and claims	522	106	70	698	(114)	584
Interest credited to policyholder account balances	232	25	—	257	1	258
Capitalization of DAC	(74)	(1)	(20)	(95)	—	(95)
Amortization of DAC and VOBA	157	—	8	165	91	256
Interest expense on debt	—	—	17	17	8	25
Other expenses	458	7	44	509	—	509
Total expenses	1,295	137	119	1,551	(14)	1,537
Provision for income tax expense (benefit)	49	31	(11)	69	(99)	(30)
Operating earnings	$226	$60	$(19)	267
Adjustments to:
Total revenues				(292)
Total expenses				14
Provision for income tax (expense) benefit				99
Net income (loss)				$88		$88

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended September 30, 2014	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$326	$14	$41	$381	$—	$381
Universal life and investment-type product policy fees	721	8	45	774	77	851
Net investment income	484	232	(14)	702	(38)	664
Other revenues	104	2	(1)	105	1	106
Net investment gains (losses)	—	—	—	—	(19)	(19)
Net derivative gains (losses)	—	—	—	—	(3)	(3)
Total revenues	1,635	256	71	1,962	18	1,980
Expenses
Policyholder benefits and claims	575	117	36	728	14	742
Interest credited to policyholder account balances	243	28	—	271	1	272
Capitalization of DAC	(63)	(1)	(15)	(79)	—	(79)
Amortization of DAC and VOBA	169	—	1	170	79	249
Interest expense on debt	1	—	18	19	3	22
Other expenses	451	6	22	479	5	484
Total expenses	1,376	150	62	1,588	102	1,690
Provision for income tax expense (benefit)	27	34	8	69	(28)	41
Operating earnings	$232	$72	$1	305
Adjustments to:
Total revenues				18
Total expenses				(102)
Provision for income tax (expense) benefit				28
Net income (loss)				$249		$249

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

	Operating Results
Nine Months Ended September 30, 2015	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$784	$12	$126	$922	$—	$922
Universal life and investment-type product policy fees	1,916	26	—	1,942	199	2,141
Net investment income	1,550	662	(39)	2,173	(165)	2,008
Other revenues	366	3	2	371	—	371
Net investment gains (losses)	—	—	—	—	13	13
Net derivative gains (losses)	—	—	—	—	(216)	(216)
Total revenues	4,616	703	89	5,408	(169)	5,239
Expenses
Policyholder benefits and claims	1,256	312	112	1,680	78	1,758
Interest credited to policyholder account balances	693	81	—	774	3	777
Capitalization of DAC	(218)	(1)	(61)	(280)	—	(280)
Amortization of DAC and VOBA	480	—	20	500	8	508
Interest expense on debt	—	—	51	51	10	61
Other expenses	1,348	23	127	1,498	—	1,498
Total expenses	3,559	415	249	4,223	99	4,322
Provision for income tax expense (benefit)	266	99	(65)	300	(95)	205
Operating earnings	$791	$189	$(95)	885
Adjustments to:
Total revenues				(169)
Total expenses				(99)
Provision for income tax (expense) benefit				95
Net income (loss)				$712		$712

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

	Operating Results
Nine Months Ended September 30, 2014	Retail	Corporate Benefit Funding (1)	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$840	$(36)	$70	$874	$2	$876
Universal life and investment-type product policy fees	2,075	25	133	2,233	243	2,476
Net investment income	1,448	681	(69)	2,060	(31)	2,029
Other revenues	382	4	—	386	2	388
Net investment gains (losses)	—	—	—	—	(556)	(556)
Net derivative gains (losses)	—	—	—	—	(15)	(15)
Total revenues	4,745	674	134	5,553	(355)	5,198
Expenses
Policyholder benefits and claims	1,400	269	69	1,738	378	2,116
Interest credited to policyholder account balances	720	86	—	806	2	808
Capitalization of DAC	(202)	(1)	(40)	(243)	—	(243)
Amortization of DAC and VOBA	520	1	11	532	199	731
Interest expense on debt	4	—	51	55	33	88
Other expenses	1,337	21	56	1,414	12	1,426
Total expenses	3,779	376	147	4,302	624	4,926
Provision for income tax expense (benefit)	229	100	(4)	325	(317)	8
Operating earnings	$737	$198	$(9)	926
Adjustments to:
Total revenues				(355)
Total expenses				(624)
Provision for income tax (expense) benefit				317
Net income (loss)				$264		$264
__________________

(1)	Premiums and policyholder benefits and claims both include ($87) million of ceded reinsurance with Metropolitan Life Insurance Company (“MLIC”). See Note 10.
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2015	December 31, 2014
	(In millions)
Retail	$166,577	$173,657
Corporate Benefit Funding	25,088	25,312
Corporate & Other	11,511	6,894
Total	$203,176	$205,863

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
The amounts in the table below include direct business, but exclude offsets from hedging or reinsurance, if any. As discussed in Note 7 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report, the Company reinsures portions of the living and death benefit guarantees issued in connection with certain variable annuities to unaffiliated reinsurers. Therefore, the NAR presented below reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company.
Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	September 30, 2015		December 31, 2014
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuities
Total contract account value	$102,846	$58,480	$112,298	$64,550
Separate account value	$97,737	$57,121	$107,261	$63,206
Net amount at risk	$8,799	$2,197	$3,151	$1,297
Average attained age of contractholders	66 years	66 years	65 years	65 years

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
3. Insurance (continued)

	September 30, 2015	December 31, 2014
	Secondary Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$6,862	$6,702
Net amount at risk	$91,024	$91,204
Average attained age of policyholders	59 years	59 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
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

	September 30, 2015					December 31, 2014
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities
U.S. corporate	$15,870	$1,159	$296	$—	$16,733	$15,286	$1,635	$119	$—	$16,802
U.S. Treasury and agency	12,101	1,480	29	—	13,552	14,147	1,686	7	—	15,826
RMBS	8,747	260	69	31	8,907	5,858	291	33	35	6,081
Foreign corporate	5,035	183	165	—	5,053	5,162	310	58	—	5,414
State and political subdivision	2,277	330	7	1	2,599	2,180	413	1	—	2,592
CMBS (1)	2,125	38	9	(1)	2,155	1,637	45	4	(1)	1,679
ABS	2,490	23	20	—	2,493	1,546	26	10	—	1,562
Foreign government	600	114	6	—	708	607	136	2	—	741
Total fixed maturity securities	$49,245	$3,587	$601	$31	$52,200	$46,423	$4,542	$234	$34	$50,697
Equity securities
Common stock	$186	$36	$5	$—	$217	$176	$60	$3	$—	$233
Non-redeemable preferred stock	217	9	8	—	218	224	9	7	—	226
Total equity securities	$403	$45	$13	$—	$435	$400	$69	$10	$—	$459
__________________

(1)
The noncredit loss component of other-than-temporary impairment (“OTTI”) losses for CMBS was in an unrealized gain position of $1 million at both September 30, 2015 and December 31, 2014, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $15 million and $14 million with unrealized gains (losses) of $1 million and $4 million at September 30, 2015 and December 31, 2014, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Investments (continued)

Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2015:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$2,478	$10,244	$7,211	$15,950	$13,362	$49,245
Estimated fair value	$2,497	$10,655	$7,350	$18,143	$13,555	$52,200
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

	September 30, 2015				December 31, 2014
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$3,517	$206	$471	$90	$1,346	$45	$685	$74
U.S. Treasury and agency	676	29	—	—	4,067	5	163	2
RMBS	1,620	57	444	43	684	26	530	42
Foreign corporate	1,607	115	340	50	1,031	49	133	9
State and political subdivision	233	7	19	1	11	—	24	1
CMBS	423	7	40	1	124	1	78	2
ABS	1,082	15	189	5	334	2	231	8
Foreign government	85	6	3	—	27	1	9	1
Total fixed maturity securities	$9,243	$442	$1,506	$190	$7,624	$129	$1,853	$139
Equity securities
Common stock	$14	$5	$1	$—	$11	$3	$—	$—
Non-redeemable preferred stock	21	1	41	7	28	1	44	6
Total equity securities	$35	$6	$42	$7	$39	$4	$44	$6
Total number of securities in an unrealized loss position	1,391		340		752		333
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
As described more fully in Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities and equity securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Investments (continued)

Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at September 30, 2015. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities increased $364 million during the nine months ended September 30, 2015 to $632 million. The increase in gross unrealized losses for the nine months ended September 30, 2015 was primarily attributable to widening credit spreads, and to a lesser extent, the impact of weakening foreign currencies on non-functional currency denominated fixed maturity securities.
At September 30, 2015, $48 million of the total $632 million of gross unrealized losses were from 15 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $48 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $38 million, or 79%, were related to gross unrealized losses on seven investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $48 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $10 million, or 21%, were related to gross unrealized losses on eight below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans) and U.S. corporate securities (primarily utility industry securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over valuations of residential real estate supporting non-agency RMBS. Management evaluates non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security; and evaluates U.S. corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Equity Securities
Gross unrealized losses on equity securities increased $3 million during the nine months ended September 30, 2015 to $13 million. Of the $13 million, $5 million were from three securities with gross unrealized losses of 20% or more of cost for 12 months or greater. Of the $5 million, 40% were from securities rated A or better, and all were from financial services industry investment grade non-redeemable preferred stock securities.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2015		December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans:
Commercial	$5,050	73.6%	$4,281	73.3%
Agricultural	1,416	20.6	1,303	22.3
Residential	227	3.3	—	—
Subtotal (1)	6,693	97.5	5,584	95.6
Valuation allowances	(32)	(0.5)	(25)	(0.4)
Subtotal mortgage loans, net	6,661	97.0	5,559	95.2
Commercial mortgage loans held by CSEs - fair value option ("FVO")	204	3.0	280	4.8
Total mortgage loans, net	$6,865	100.0%	$5,839	100.0%
__________________

(1)
Purchases of mortgage loans were $184 million and $224 million for the three months and nine months ended September 30, 2015, respectively. There were no mortgage loans purchased for both the three months and nine months ended September 30, 2014.

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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
September 30, 2015
Commercial	$—	$—	$—	$—	$—	$5,050	$26	$—
Agricultural	4	3	—	—	—	1,413	5	3
Residential	—	—	—	—	—	227	1	—
Total	$4	$3	$—	$—	$—	$6,690	$32	$3
December 31, 2014
Commercial	$—	$—	$—	$—	$—	$4,281	$21	$—
Agricultural	4	3	—	—	—	1,300	4	3
Residential	—	—	—	—	—	—	—	—
Total	$4	$3	$—	$—	$—	$5,581	$25	$3

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Investments (continued)

The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $3 million and $0, respectively, for both the three months and the nine months ended September 30, 2015.
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $34 million, $3 million and $0, respectively, for the three months ended September 30, 2014; and $53 million, $3 million and $0, respectively, for the nine months ended September 30, 2014.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Nine Months Ended September 30,
	2015				2014
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$21	$4	$—	$25	$31	$4	$—	$35
Provision (release)	5	1	1	7	(9)	—	—	(9)
Balance, end of period	$26	$5	$1	$32	$22	$4	$—	$26
Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
September 30, 2015
Loan-to-value ratios
Less than 65%	$4,415	$152	$69	$4,636	91.8%	$4,916	92.3%
65% to 75%	312	9	9	330	6.5	330	6.2
76% to 80%	—	—	—	—	—	—	—
Greater than 80%	45	25	14	84	1.7	82	1.5
Total	$4,772	$186	$92	$5,050	100.0%	$5,328	100.0%

December 31, 2014
Loan-to-value ratios
Less than 65%	$3,668	$267	$125	$4,060	94.8%	$4,431	95.1%
65% to 75%	113	14	—	127	3.0	134	2.9
76% to 80%	9	—	—	9	0.2	10	0.2
Greater than 80%	45	26	14	85	2.0	83	1.8
Total	$3,835	$307	$139	$4,281	100.0%	$4,658	100.0%

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Investments (continued)

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	September 30, 2015		December 31, 2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios
Less than 65%	$1,341	94.7%	$1,239	95.1%
65% to 75%	75	5.3	64	4.9
Total	$1,416	100.0%	$1,303	100.0%
The estimated fair value of agricultural mortgage loans was $1.5 billion and $1.4 billion at September 30, 2015 and December 31, 2014, respectively.
Credit Quality of Residential Mortgage Loans
Over 98% of residential mortgage loans held at September 30, 2015 were classified as performing with an estimated fair value of $232 million.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both September 30, 2015 and December 31, 2014. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial and agricultural mortgage loans past due and no commercial and agricultural mortgage loans in non-accrual status at both September 30, 2015 and December 31, 2014. The recorded investment of residential mortgage loans past due and in non-accrual status was $4 million at September 30, 2015. The Company did not hold any residential mortgage loans at December 31, 2014.
Mortgage Loans Modified in a Troubled Debt Restructuring
The Company may grant concessions related to borrowers experiencing financial difficulties, which are classified as troubled debt restructurings. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining any impairment or changes in the specific valuation allowance. There were no mortgage loans modified in a troubled debt restructuring during the three months and nine months ended September 30, 2015 and 2014.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $285 million and $681 million at September 30, 2015 and December 31, 2014, respectively.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2015	December 31, 2014
	(In millions)
Fixed maturity securities	$2,979	$4,311
Fixed maturity securities with noncredit OTTI losses in AOCI	(31)	(34)
Total fixed maturity securities	2,948	4,277
Equity securities	46	69
Derivatives	361	282
Other	43	9
Subtotal	3,398	4,637
Amounts allocated from:
Future policy benefits	(67)	(503)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	—	(2)
DAC, VOBA and DSI	(254)	(403)
Subtotal	(321)	(908)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	5	12
Deferred income tax benefit (expense)	(1,060)	(1,308)
Net unrealized investment gains (losses)	$2,022	$2,433
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
	(In millions)
Balance, beginning of period	$(34)	$(45)
Noncredit OTTI losses and subsequent changes recognized	—	6
Securities sold with previous noncredit OTTI loss	13	9
Subsequent changes in estimated fair value	(10)	(4)
Balance, end of period	$(31)	$(34)
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2015
(In millions)
Balance, beginning of period	$2,433
Fixed maturity securities on which noncredit OTTI losses have been recognized	3
Unrealized investment gains (losses) during the period	(1,242)
Unrealized investment gains (losses) relating to:
Future policy benefits	436
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	2
DAC, VOBA and DSI	149
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(7)
Deferred income tax benefit (expense)	248
Balance, end of period	$2,022
Change in net unrealized investment gains (losses)	$(411)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s stockholder’s equity, other than the U.S. government and its agencies, at both September 30, 2015 and December 31, 2014.
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
Elements of the securities lending program are presented below at:

	September 30, 2015	December 31, 2014
	(In millions)
Securities on loan: (1)
Amortized cost	$8,416	$5,748
Estimated fair value	$9,331	$6,703
Cash collateral on deposit from counterparties (2)	$9,463	$6,781
Security collateral on deposit from counterparties (3)	$85	$60
Reinvestment portfolio — estimated fair value	$9,450	$6,846
__________________

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Investments (continued)

(1)
Included within fixed maturity securities and short-term investments. At September 30, 2015, both amortized cost and estimated fair value also include $227 million, at estimated fair value, of securities which are not reflected in the consolidated financial statements.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2015
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	6 Months to 1 Year	Total	% of Total
	(In millions)
Cash collateral liability by loaned security type
U.S. Treasury and agency	$3,038	$3,264	$1,309	$55	$7,666	81.0%
Agency RMBS	—	942	594	—	1,536	16.2
Foreign corporate	1	—	—	—	1	—
U.S. corporate	9	206	—	—	215	2.3
Foreign government	2	43	—	—	45	0.5
Total	$3,050	$4,455	$1,903	$55	$9,463	100.0%

	December 31, 2014
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	6 Months to 1 Year	Total	% of Total
	(In millions)
Cash collateral liability by loaned security type
U.S. Treasury and agency	$2,618	$2,611	$822	$—	$6,051	89.2%
Agency RMBS	—	95	542	—	637	9.4
Foreign corporate	22	22	—	—	44	0.7
U.S. corporate	7	35	—	—	42	0.6
Foreign government	7	—	—	—	7	0.1
Total	$2,654	$2,763	$1,364	$—	$6,781	100.0%
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2015 was $3.0 billion, over 99% of which were U.S. Treasury and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. Treasury and agency, agency RMBS, ABS, non-agency RMBS and U.S. corporate securities) with over 56% invested in U.S. Treasury and agency, agency RMBS, short-term investments, or held in cash and cash equivalents. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Investments (continued)

Repurchase Agreement Transactions
Commencing in the first quarter of 2015, the Company began participating in short-term repurchase agreements and reverse repurchase agreements with unaffiliated financial institutions. Under these agreements, the Company lends fixed maturity securities and contemporaneously borrows other fixed maturity securities (e.g., repurchase and reverse repurchase, respectively). The Company obtains cash collateral in an amount greater than or equal to 95% of the estimated fair value of the securities loaned, and pledges cash collateral in an amount generally equal to 98% of the estimated fair value of the borrowed securities at the inception of the transaction. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.
The Company accounted for these transactions as collateralized borrowing and lending. The amount of fixed maturity securities lent and borrowed, at estimated fair value, was $524 million and $512 million, respectively, at September 30, 2015. Securities loaned under such transactions may be sold or re-pledged by the transferee. Securities borrowed under such transactions may be re-pledged and are not reflected in the consolidated financial statements. The amount of borrowed securities which were re-pledged was $227 million, at estimated fair value, at September 30, 2015.
The Company has elected to offset amounts recognized as receivables and payables resulting from these transactions. The gross amounts of the receivables and payables related to these transactions at September 30, 2015 were both $499 million. After the effect of offsetting of $499 million, the net amount presented in the consolidated balance sheet at September 30, 2015 was a liability of less than $1 million. Amounts owed to and due from counterparties may be settled in cash or offset, in accordance with the agreements. Cash inflows and outflows for cash settlements are reported on the consolidated statements of cash flows. At September 30, 2015, all $499 million of payables from repurchase agreements had a remaining tenor of one to three months and were loans of U.S. and foreign corporate securities.
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

	September 30, 2015	December 31, 2014
	(In millions)
Invested assets on deposit (regulatory deposits)	$7,313	$7,334
Invested assets held in trust (reinsurance agreements) (1)	979	936
Invested assets pledged as collateral (2)	3,096	3,174
Total invested assets on deposit, held in trust and pledged as collateral	$11,388	$11,444
__________________

(1)	The Company has held in trust certain investments, primarily fixed maturity securities, in connection with certain reinsurance transactions.

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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Investments (continued)

Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at September 30, 2015 and December 31, 2014. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	September 30, 2015	December 31, 2014
	(In millions)
CSEs: (1)
Assets:
Mortgage loans (commercial mortgage loans)	$204	$280
Accrued investment income	1	2
Total assets	$205	$282
Liabilities:
Long-term debt	$61	$139
Other liabilities	—	1
Total liabilities	$61	$140
__________________

(1)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $126 million and $123 million at estimated fair value at September 30, 2015 and December 31, 2014, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $8 million and $10 million for the three months and nine months ended September 30, 2015, respectively, and $3 million and $33 million for the three months and nine months ended September 30, 2014, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2015		December 31, 2014
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$13,555	$13,555	$9,322	$9,322
U.S. and foreign corporate	485	485	526	526
Other limited partnership interests	1,641	1,959	1,774	2,162
Real estate joint ventures	35	39	47	51
Other invested assets	39	45	37	47
Equity securities AFS:
Non-redeemable preferred stock	18	18	19	19
Total	$15,773	$16,101	$11,725	$12,127
__________________

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Investments (continued)

(1)
The maximum exposure to loss relating to fixed maturity and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of less than $1 million at both September 30, 2015 and December 31, 2014. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 9, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the nine months ended September 30, 2015 and 2014.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Investment income:
Fixed maturity securities	$506	$454	$1,499	$1,473
Equity securities	5	3	13	12
Mortgage loans	115	89	270	249
Policy loans	14	14	40	44
Real estate and real estate joint ventures	10	19	76	58
Other limited partnership interests	52	90	159	220
Cash, cash equivalents and short-term investments	1	2	6	4
Operating joint venture	—	—	8	(1)
Other	6	7	9	2
Subtotal	709	678	2,080	2,061
Less: Investment expenses	29	24	85	76
Subtotal, net	680	654	1,995	1,985
FVO CSEs — interest income — commercial mortgage loans	4	10	13	44
Net investment income	$684	$664	$2,008	$2,029
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
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Transportation	$—	$—	$—	$(2)
Consumer	(8)	—	(8)	(1)
Industrial	(2)	—	(3)	—
Total U.S. and foreign corporate securities	(10)	—	(11)	(3)
RMBS	(1)	(6)	(3)	(8)
OTTI losses on fixed maturity securities recognized in earnings	(11)	(6)	(14)	(11)
Fixed maturity securities — net gains (losses) on sales and disposals	(20)	(9)	(4)	25
Total gains (losses) on fixed maturity securities	(31)	(15)	(18)	14
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	—	—	—	(8)
Common stock	(1)	—	(2)	(7)
OTTI losses on equity securities recognized in earnings	(1)	—	(2)	(15)
Equity securities — net gains (losses) on sales and disposals	7	5	9	14
Total gains (losses) on equity securities	6	5	7	(1)
Mortgage loans	(2)	8	(7)	16
Real estate and real estate joint ventures	5	6	34	6
Other limited partnership interests	2	(1)	1	(5)
Other investment portfolio gains (losses)	(1)	41	(2)	42
Subtotal — investment portfolio gains (losses)	(21)	44	15	72
FVO CSEs :
Commercial mortgage loans	(4)	1	(6)	(14)
Long-term debt — related to commercial mortgage loans	1	3	3	21
Non-investment portfolio gains (losses) (1)	—	(67)	1	(635)
Subtotal FVO CSEs and non-investment portfolio gains (losses)	(3)	(63)	(2)	(628)
Total net investment gains (losses)	$(24)	$(19)	$13	$(556)
__________________

(1)
There were no non-investment portfolio gains (losses) for the three months ended September 30, 2014 related to the disposition of MetLife Assurance Limited (“MAL”). Non-investment portfolio gains (losses) for the nine months ended September 30, 2014 includes a loss of $608 million, related to the disposition of MAL. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.

See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Investments (continued)

Gains (losses) from foreign currency transactions included within net investment gains (losses) were less than ($1) million and ($3) million for the three months and nine months ended September 30, 2015, respectively, and ($71) million and ($35) million for the three months and nine months ended September 30, 2014, respectively.
Sales or Disposals and Impairments of Fixed Maturity and Equity Securities
Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) were as shown in the tables below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Three Months Ended September 30,
	2015	2014	2015	2014
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$7,084	$3,248	$34	$27
Gross investment gains	$54	$4	$9	$6
Gross investment losses	(74)	(13)	(2)	(1)
OTTI losses	(11)	(6)	(1)	—
Net investment gains (losses)	$(31)	$(15)	$6	$5

	Nine Months Ended September 30,
	2015	2014	2015	2014
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$23,016	$10,608	$48	$45
Gross investment gains	$134	$70	$12	$15
Gross investment losses	(138)	(45)	(3)	(1)
OTTI losses	(14)	(11)	(2)	(15)
Net investment gains (losses)	$(18)	$14	$7	$(1)
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Balance, beginning of period	$48	$56	$57	$59
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	—	—	1	—
Additional impairments — credit loss OTTI on securities previously impaired	—	5	2	6
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(2)	(2)	(12)	(6)
Increase in cash flows — accretion of previous credit loss OTTI	(1)	—	(3)	—
Balance, end of period	$45	$59	$45	$59

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Investments (continued)

Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$520	$101	$965
Amortized cost of invested assets transferred to affiliates	$—	$475	$95	$891
Net investment gains (losses) recognized on transfers	$—	$45	$6	$74
Estimated fair value of invested assets transferred from affiliates	$—	$—	$525	$35
Below is a summary of certain affiliated loans, which are more fully described in Note 8 of the Notes of the Consolidated Financial Statements included in the 2014 Annual Report.
In July 2014, the Company sold to certain affiliates MetLife, Inc. affiliated loans, which were included in other invested assets, at estimated fair value totaling $520 million and a $45 million gain was recognized in net investment gains (losses). The affiliated loans had an unpaid principal balance of $475 million. Net investment income from affiliated loans was less than $1 million and $14 million for the three months and nine months ended September 30, 2014, respectively.
The Company has affiliated loans outstanding to wholly-owned real estate subsidiaries of an affiliate, MLIC, which are included in mortgage loans, with a carrying value of $110 million and $242 million at September 30, 2015 and December 31, 2014, respectively. These affiliated loans are secured by interests in the real estate subsidiaries, which own operating real estate with an estimated fair value in excess of the loans. Net investment income from these affiliated loans was $2 million and $8 million for the three months and nine months ended September 30, 2015, respectively, and $4 million and $14 million for the three months and nine months ended September 30, 2014, respectively.
The Company receives investment administrative services from an affiliate. The related investment administrative service charges were $17 million and $51 million for the three months and nine months ended September 30, 2015, respectively, and $15 million and $47 million for the three months and nine months ended September 30, 2014, respectively.

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
Interest Rate Derivatives
The Company uses a variety of interest rate derivatives to reduce its exposure to changes in interest rates, including interest rate swaps, caps, floors, swaptions, futures and forwards.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2015			December 31, 2014
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$421	$39	$3	$379	$33	$2
Cash flow hedges:
Interest rate swaps	Interest rate	293	86	—	369	81	—
Interest rate forwards	Interest rate	35	9	—	155	45	—
Foreign currency swaps	Foreign currency exchange rate	855	111	3	728	56	9
Subtotal		1,183	206	3	1,252	182	9
Total qualifying hedges		1,604	245	6	1,631	215	11
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	24,369	2,030	790	25,919	1,709	601
Interest rate floors	Interest rate	7,036	51	41	16,404	83	69
Interest rate caps	Interest rate	11,012	29	—	7,901	11	—
Interest rate futures	Interest rate	630	—	—	325	1	—
Interest rate options	Interest rate	18,620	616	1	29,870	446	16
Foreign currency swaps	Foreign currency exchange rate	715	72	2	672	59	4
Foreign currency forwards	Foreign currency exchange rate	116	—	1	48	3	—
Credit default swaps — purchased	Credit	27	—	—	45	—	1
Credit default swaps — written	Credit	2,108	10	2	1,924	29	1
Equity futures	Equity market	3,466	—	57	3,086	34	—
Equity index options	Equity market	34,622	1,086	533	27,212	854	613
Equity variance swaps	Equity market	15,581	129	469	15,433	120	435
TRRs	Equity market	2,836	182	2	2,332	12	67
Total non-designated or non-qualifying derivatives		121,138	4,205	1,898	131,171	3,361	1,807
Total		$122,742	$4,450	$1,904	$132,802	$3,576	$1,818
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2015 and December 31, 2014. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Derivatives and hedging gains (losses) (1)	$1,105	$307	$639	$500
Embedded derivatives gains (losses)	(1,389)	(310)	(855)	(515)
Total net derivative gains (losses)	$(284)	$(3)	$(216)	$(15)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Qualifying hedges:
Net investment income	$3	$1	$8	$2
Interest credited to policyholder account balances	—	—	(1)	(1)
Non-qualifying hedges:
Net derivative gains (losses)	91	147	268	247
Policyholder benefits and claims	3	74	10	10
Total	$97	$222	$285	$258

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

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended September 30, 2015
Interest rate derivatives	$549	$—	$17
Foreign currency exchange rate derivatives	30	—	—
Credit derivatives — purchased	—	—	—
Credit derivatives — written	(14)	—	—
Equity derivatives	455	(1)	260
Total	$1,020	$(1)	$277
Three Months Ended September 30, 2014
Interest rate derivatives	$79	$—	$4
Foreign currency exchange rate derivatives	(64)	—	—
Credit derivatives — purchased	1	—	—
Credit derivatives — written	(9)	—	—
Equity derivatives	153	—	11
Total	$160	$—	$15
Nine Months Ended September 30, 2015
Interest rate derivatives	$268	$—	$11
Foreign currency exchange rate derivatives	31	—	—
Credit derivatives — purchased	—	—	—
Credit derivatives — written	(19)	—	—
Equity derivatives	89	(2)	164
Total	$369	$(2)	$175
Nine Months Ended September 30, 2014
Interest rate derivatives	$655	$—	$25
Foreign currency exchange rate derivatives	29	—	—
Credit derivatives — purchased	1	—	—
Credit derivatives — written	(8)	—	—
Equity derivatives	(438)	(7)	(145)
Total	$239	$(7)	$(120)
__________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2015
Interest rate swaps:	Fixed maturity securities	$(2)	$2	$—
	Policyholder liabilities (1)	12	(12)	—
Total		$10	$(10)	$—
Three Months Ended September 30, 2014
Interest rate swaps:	Fixed maturity securities	$1	$(1)	$—
	Policyholder liabilities (1)	5	(5)	—
Total		$6	$(6)	$—
Nine Months Ended September 30, 2015
Interest rate swaps:	Fixed maturity securities	$(2)	$3	$1
	Policyholder liabilities (1)	5	(5)	—
Total		$3	$(2)	$1
Nine Months Ended September 30, 2014
Interest rate swaps:	Fixed maturity securities	$1	$(1)	$—
	Policyholder liabilities (1)	19	(19)	—
Total		$20	$(20)	$—
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). For both the three months and nine months ended September 30, 2015 and 2014, the amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges were not significant.
At September 30, 2015 and December 31, 2014, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years and five years, respectively.
At September 30, 2015 and December 31, 2014, the balance in AOCI associated with cash flow hedges was $361 million and $282 million, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of stockholder’s equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2015
Interest rate swaps	$32	$—	$—	$(1)
Interest rate forwards	3	1	1	—
Foreign currency swaps	39	—	—	1
Credit forwards	—	1	—	—
Total	$74	$2	$1	$—
Three Months Ended September 30, 2014
Interest rate swaps	$17	$—	$—	$—
Interest rate forwards	7	(1)	—	—
Foreign currency swaps	29	(3)	—	—
Credit forwards	—	—	—	—
Total	$53	$(4)	$—	$—
Nine Months Ended September 30, 2015
Interest rate swaps	$20	$1	$1	$—
Interest rate forwards	3	2	2	—
Foreign currency swaps	60	(2)	—	1
Credit forwards	—	—	—	—
Total	$83	$1	$3	$1
Nine Months Ended September 30, 2014
Interest rate swaps	$86	$—	$—	$—
Interest rate forwards	38	1	1	1
Foreign currency swaps	26	(4)	—	—
Credit forwards	—	—	—	—
Total	$150	$(3)	$1	$1
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2015, $26 million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $2.1 billion and $1.9 billion at September 30, 2015 and December 31, 2014, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At September 30, 2015 and December 31, 2014, the Company would have received $8 million and $28 million, respectively, to terminate all of these contracts.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2015			December 31, 2014
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$1	$202	1.7	$2	$155	2.1
Credit default swaps referencing indices	—	204	2.9	1	134	1.3
Subtotal	1	406	2.3	3	289	1.7
Baa
Single name credit default swaps (corporate)	2	445	1.9	5	454	2.3
Credit default swaps referencing indices	5	1,221	5.0	18	1,145	5.0
Subtotal	7	1,666	4.2	23	1,599	4.2
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	36	5.3	2	36	5.0
Subtotal	—	36	5.3	2	36	5.0
Total	$8	$2,108	3.8	$28	$1,924	3.8
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2015		December 31, 2014
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement (6)	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$4,448	$1,762	$3,554	$1,767
OTC-cleared (1)	92	102	75	73
Exchange-traded	—	57	35	—
Total gross estimated fair value of derivatives (1)	4,540	1,921	3,664	1,840
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	4,540	1,921	3,664	1,840
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,659)	(1,659)	(1,592)	(1,592)
OTC-cleared	(87)	(87)	(54)	(54)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(2,042)	—	(753)	—
OTC-cleared	(5)	(15)	(21)	(18)
Exchange-traded	—	(19)	—	—
Securities collateral: (5)
OTC-bilateral	(664)	(103)	(1,152)	(175)
OTC-cleared	—	—	—	—
Exchange-traded	—	(38)	—	—
Net amount after application of master netting agreements and collateral	$83	$—	$92	$1
__________________

(1)
At September 30, 2015 and December 31, 2014, derivative assets included income or expense accruals reported in accrued investment income or in other liabilities of $90 million and $88 million, respectively, and derivative liabilities included income or expense accruals reported in accrued investment income or in other liabilities of $17 million and $22 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but segregated for the benefit of the Company). The amount of this off-balance sheet collateral was $0 and $121 million at September 30, 2015 and December 31, 2014, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Derivatives (continued)

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2015 and December 31, 2014, the Company received excess cash collateral of $3 million and $33 million (including $0 and $33 million off-balance sheet cash collateral held in separate custodial accounts), respectively, and provided excess cash collateral of $38 million and $30 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2015 none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2015 and December 31, 2014, the Company received excess securities collateral with an estimated fair value of $65 million and $122 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2015 and December 31, 2014, the Company provided excess securities collateral with an estimated fair value of $6 million and $17 million, respectively, for its OTC-bilateral derivatives, and $34 million and $37 million, respectively, for its OTC-cleared derivatives, and $98 million and $165 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

		Estimated Fair Value of Collateral Provided	Fair Value of Incremental Collateral Provided Upon
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	One Notch Downgrade in the Company’s Financial Strength Rating	Downgrade in the Company’s Financial Strength Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
September 30, 2015	$103	$109	$—	$—
December 31, 2014	$175	$192	$—	$—
__________________

(1)	After taking into consideration the existence of netting agreements.

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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2015	December 31, 2014
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$261	$217
Funds withheld on assumed reinsurance	Other invested assets	40	53
Options embedded in debt or equity securities	Investments	(53)	(48)
Net embedded derivatives within asset host contracts		$248	$222

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$587	$(609)
Assumed guaranteed minimum benefits	Policyholder account balances	955	827
Funds withheld on ceded reinsurance	Other liabilities	285	382
Other	Policyholder account balances	(13)	17
Net embedded derivatives within liability host contracts		$1,814	$617
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Net derivative gains (losses) (1), (2)	$(1,389)	$(310)	$(855)	$(515)
Policyholder benefits and claims	$59	$32	$40	$55
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $103 million and $89 million for the three months and nine months ended September 30, 2015, respectively, and $27 million and $18 million for the three months and nine months ended September 30, 2014, respectively.

(2)	See Note 10 for discussion of affiliated net derivative gains (losses).

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

	September 30, 2015
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$15,237	$1,496	$16,733
U.S. Treasury and agency	7,667	5,885	—	13,552
RMBS	32	7,240	1,635	8,907
Foreign corporate	—	4,369	684	5,053
State and political subdivision	—	2,586	13	2,599
CMBS	—	1,948	207	2,155
ABS	—	1,986	507	2,493
Foreign government	—	708	—	708
Total fixed maturity securities	7,699	39,959	4,542	52,200
Equity securities:
Common stock	62	124	31	217
Non-redeemable preferred stock	—	137	81	218
Total equity securities	62	261	112	435
Short-term investments (1)	796	2,226	656	3,678
Commercial mortgage loans held by CSEs — FVO	—	204	—	204
Derivative assets: (2)
Interest rate	—	2,851	9	2,860
Foreign currency exchange rate	—	183	—	183
Credit	—	10	—	10
Equity market	—	1,163	234	1,397
Total derivative assets	—	4,207	243	4,450
Net embedded derivatives within asset host contracts (3)	—	—	301	301
Separate account assets (4)	210	99,066	150	99,426
Total assets	$8,767	$145,923	$6,004	$160,694
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$835	$—	$835
Foreign currency exchange rate	—	6	—	6
Credit	—	2	—	2
Equity market	57	512	492	1,061
Total derivative liabilities	57	1,355	492	1,904
Net embedded derivatives within liability host contracts (3)	—	—	1,814	1,814
Long-term debt of CSEs — FVO	—	61	—	61
Total liabilities	$57	$1,416	$2,306	$3,779

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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Fair Value (continued)

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets. At September 30, 2015 and December 31, 2014, debt and equity securities also included embedded derivatives of ($53) million and ($48) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 9% of the total estimated fair value of Level 3 fixed maturity securities at September 30, 2015.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at September 30, 2015 and December 31, 2014, transfers between Levels 1 and 2 were not significant.
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

					September 30, 2015				December 31, 2014				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(40)	-	240	47	(35)	-	240	51	Decrease
	•	Market pricing	•	Quoted prices (5)	1	-	780	345	—	-	750	418	Increase
	•	Consensus pricing	•	Offered quotes (5)	68	-	95	80	78	-	103	86	Increase
RMBS	•	Market pricing	•	Quoted prices (5)	33	-	165	94	1	-	117	107	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	97	-	103	100	97	-	108	101	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	66	-	106	100	62	-	106	99	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	303	-	303		278	-	297		Increase (11)
Credit	•	Present value techniques	•	Credit spreads (8)	100	-	100		99	-	99		Decrease (8)
	•	Consensus pricing	•	Offered quotes (9)
Equity market	•	Present value techniques or option pricing models	•	Volatility (10)	23%	-	33%		15%	-	27%		Increase (11)
			•	Correlation (12)	70%	-	70%		70%	-	70%
Embedded derivatives
Direct and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.10%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.50%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (14)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		20%	-	50%		Increase (15)
			•	Withdrawal rates	0.25%	-	10%		0.07%	-	10%		(16)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (17)
			•	Nonperformance risk spread	0.05%	-	0.56%		0.03%	-	1.39%		Decrease (18)
___________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(9)	At both September 30, 2015 and December 31, 2014, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	RMBS	Foreign Corporate	State and Political Subdivision	CMBS	ABS
	(In millions)
Three Months Ended September 30, 2015
Balance, beginning of period	$1,412	$1,025	$664	$8	$194	$545
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	5	6	—	—	—	—
Net investment gains (losses)	5	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—
OCI	(11)	(15)	(29)	—	—	—
Purchases (3)	74	717	37	5	22	166
Sales (3)	(23)	(73)	(12)	—	(1)	(58)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	122	62	24	—	—	—
Transfers out of Level 3 (4)	(88)	(87)	—	—	(8)	(146)
Balance, end of period	$1,496	$1,635	$684	$13	$207	$507
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$6	$6	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities			Net Derivatives (6)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Three Months Ended September 30, 2015
Balance, beginning of period	$30	$80	$374	$7	$—	$(301)	$(58)	$150
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	43	(1,388)	—
Policyholder benefits and claims	—	—	—	—	—	—	59	—
OCI	1	1	—	2	—	—	—	—
Purchases (3)	—	—	656	—	—	—	—	1
Sales (3)	—	—	—	—	—	—	—	(1)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	(126)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	(374)	—	—	—	—	—
Balance, end of period	$31	$81	$656	$9	$—	$(258)	$(1,513)	$150
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$43	$(1,378)	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—	$60	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	RMBS	Foreign Corporate	State and Political Subdivision	CMBS	ABS
	(In millions)
Three Months Ended September 30, 2014
Balance, beginning of period	$1,428	$558	$723	$3	$127	$233
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	2	1	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—
OCI	15	6	(22)	—	—	—
Purchases (3)	59	62	35	—	17	137
Sales (3)	(27)	(29)	(1)	—	(4)	(4)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	3	—	43	—	6	—
Transfers out of Level 3 (4)	(28)	(5)	(21)	—	(2)	(119)
Balance, end of period	$1,452	$593	$757	$3	$144	$247
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$2	$1	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities			Net Derivatives (6)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Three Months Ended September 30, 2014
Balance, beginning of period	$36	$81	$—	$23	$3	$(379)	$(340)	$161
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	2	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	(3)	50	(289)	—
Policyholder benefits and claims	—	—	—	—	—	(2)	32	—
OCI	—	(4)	—	7	—	2	107	—
Purchases (3)	—	—	—	—	—	—	—	2
Sales (3)	(1)	(13)	—	—	—	—	—	(2)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(2)	—	—	(266)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	4
Transfers out of Level 3 (4)	(5)	—	—	—	—	—	—	(1)
Balance, end of period	$30	$66	$—	$28	$—	$(329)	$(756)	$164
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$(3)	$50	$(341)	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$(3)	$33	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	RMBS	Foreign Corporate	State and Political Subdivision	CMBS	ABS
	(In millions)
Nine Months Ended September 30, 2015
Balance, beginning of period	$1,355	$716	$710	$—	$148	$181
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	10	14	2	—	—	—
Net investment gains (losses)	5	(1)	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—
OCI	(64)	(13)	(51)	—	—	(1)
Purchases (3)	161	1,176	51	13	95	442
Sales (3)	(45)	(203)	(59)	—	(1)	(60)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	129	12	31	—	—	22
Transfers out of Level 3 (4)	(55)	(66)	—	—	(35)	(77)
Balance, end of period	$1,496	$1,635	$684	$13	$207	$507
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$10	$13	$2	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities			Net Derivatives (6)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Nine Months Ended September 30, 2015
Balance, beginning of period	$29	$71	$71	$45	$1	$(242)	$(347)	$158
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	(8)	(1)	(22)	(850)	—
Policyholder benefits and claims	—	—	—	—	—	1	40	—
OCI	2	(2)	—	3	—	—	—	—
Purchases (3)	—	—	656	—	—	4	—	1
Sales (3)	—	—	—	—	—	—	—	(6)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(31)	—	1	(356)	—
Transfers into Level 3 (4)	—	19	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	(7)	(71)	—	—	—	—	(3)
Balance, end of period	$31	$81	$656	$9	$—	$(258)	$(1,513)	$150
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$(1)	$(22)	$(863)	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$1	$41	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	RMBS	Foreign Corporate	State and Political Subdivision	CMBS	ABS
	(In millions)
Nine Months Ended September 30, 2014
Balance, beginning of period	$1,270	$450	$779	$—	$129	$426
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	5	3	1	—	—	—
Net investment gains (losses)	(1)	3	(3)	—	—	1
Net derivative gains (losses)	—	—	—	—	—	—
Policyholder benefits and claims	—	—	—	—	—	—
OCI	60	17	10	—	1	(1)
Purchases (3)	104	185	35	—	39	164
Sales (3)	(95)	(60)	(47)	—	(9)	(119)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	163	14	42	3	—	—
Transfers out of Level 3 (4)	(54)	(19)	(60)	—	(16)	(224)
Balance, end of period	$1,452	$593	$757	$3	$144	$247
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$5	$3	$—	$—	$—	$—
Net investment gains (losses)	$(2)	$—	$(2)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities			Net Derivatives (6)
	Common Stock	Non- redeemable Preferred Stock	Short-term Investments	Interest Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)
	(In millions)
Nine Months Ended September 30, 2014
Balance, beginning of period	$31	$100	$—	$11	$6	$(309)	$288	$153
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	(3)	1	—	—	—	—	—	5
Net derivative gains (losses)	—	—	—	17	(6)	(30)	(504)	—
Policyholder benefits and claims	—	—	—	—	—	4	55	—
OCI	8	2	—	38	—	2	84	—
Purchases (3)	—	—	—	—	—	4	—	11
Sales (3)	(6)	(19)	—	—	—	—	—	(8)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	(38)	—	—	(679)	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	3
Transfers out of Level 3 (4)	—	(18)	—	—	—	—	—	—
Balance, end of period	$30	$66	$—	$28	$—	$(329)	$(756)	$164
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$(1)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$(6)	$(29)	$(543)	$—
Policyholder benefits and claims	$—	$—	$—	$—	$—	$4	$57	$—
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

	September 30, 2015	December 31, 2014
	(In millions)
Assets (1)
Unpaid principal balance	$152	$223
Difference between estimated fair value and unpaid principal balance	52	57
Carrying value at estimated fair value	$204	$280
Liabilities (1)
Contractual principal balance	$58	$133
Difference between estimated fair value and contractual principal balance	3	6
Carrying value at estimated fair value	$61	$139
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

	At September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans (1)	$3	$3	$—	$—	$—	$—
Other limited partnership interests (2)	$—	$9	$—	$(1)	$(1)	$(5)
__________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both September 30, 2015 and 2014 were not significant.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Fair Value (continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions and those short-term investments that are not securities, such as time deposits, and therefore are not included in the three level hierarchy table disclosed in the “— Recurring Fair Value Measurements” section. The estimated fair value of the excluded financial instruments, which are primarily classified in Level 2, approximates carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2015
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$6,661	$—	$—	$7,036	$7,036
Policy loans	$1,174	$—	$822	$448	$1,270
Real estate joint ventures	$27	$—	$—	$71	$71
Other limited partnership interests	$56	$—	$—	$64	$64
Premiums, reinsurance and other receivables	$7,488	$—	$1,329	$7,417	$8,746
Liabilities
Policyholder account balances	$19,301	$—	$—	$20,948	$20,948
Long-term debt	$788	$—	$1,079	$—	$1,079
Other liabilities	$2,140	$—	$1,968	$172	$2,140
Separate account liabilities	$1,253	$—	$1,253	$—	$1,253

	December 31, 2014
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$5,559	$—	$—	$6,020	$6,020
Policy loans	$1,194	$—	$834	$454	$1,288
Real estate joint ventures	$37	$—	$—	$83	$83
Other limited partnership interests	$63	$—	$—	$81	$81
Premiums, reinsurance and other receivables	$6,231	$—	$51	$7,156	$7,207
Liabilities
Policyholder account balances	$20,554	$—	$—	$22,079	$22,079
Long-term debt	$789	$—	$1,120	$—	$1,120
Other liabilities	$245	$—	$76	$169	$245
Separate account liabilities	$1,432	$—	$1,432	$—	$1,432

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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$1,510	$188	$(26)	$1,672
OCI before reclassifications	388	74	3	465
Deferred income tax benefit (expense)	(126)	(26)	(2)	(154)
AOCI before reclassifications, net of income tax	1,772	236	(25)	1,983
Amounts reclassified from AOCI	26	(3)	—	23
Deferred income tax benefit (expense)	(10)	1	—	(9)
Amounts reclassified from AOCI, net of income tax	16	(2)	—	14
Sale of subsidiary	—	—	—	—
Deferred income tax benefit (expense)	—	—	—	—
Sale of subsidiary, net of income tax	—	—	—	—
Balance, end of period	$1,788	$234	$(25)	$1,997

	Three Months Ended September 30, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$1,840	$86	$48	$1,974
OCI before reclassifications	146	53	37	236
Deferred income tax benefit (expense)	(56)	(19)	(19)	(94)
AOCI before reclassifications, net of income tax	1,930	120	66	2,116
Amounts reclassified from AOCI	9	4	—	13
Deferred income tax benefit (expense)	(3)	—	—	(3)
Amounts reclassified from AOCI, net of income tax	6	4	—	10
Sale of subsidiary	—	—	—	—
Deferred income tax benefit (expense)	—	—	—	—
Sale of subsidiary, net of income tax	—	—	—	—
Balance, end of period	$1,936	$124	$66	$2,126

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Equity (continued)

	Nine Months Ended September 30, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$2,250	$183	$(7)	$2,426
OCI before reclassifications	(738)	83	(27)	(682)
Deferred income tax benefit (expense)	272	(29)	9	252
AOCI before reclassifications, net of income tax	1,784	237	(25)	1,996
Amounts reclassified from AOCI	7	(4)	—	3
Deferred income tax benefit (expense)	(3)	1	—	(2)
Amounts reclassified from AOCI, net of income tax	4	(3)	—	1
Sale of subsidiary	—	—	—	—
Deferred income tax benefit (expense)	—	—	—	—
Sale of subsidiary, net of income tax	—	—	—	—
Balance, end of period	$1,788	$234	$(25)	$1,997

	Nine Months Ended September 30, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$916	$25	$39	$980
OCI before reclassifications	1,858	150	56	2,064
Deferred income tax benefit (expense)	(571)	(53)	(35)	(659)
AOCI before reclassifications, net of income tax	2,203	122	60	2,385
Amounts reclassified from AOCI	(39)	2	—	(37)
Deferred income tax benefit (expense)	12	—	—	12
Amounts reclassified from AOCI, net of income tax	(27)	2	—	(25)
Sale of subsidiary (2)	(320)	—	6	(314)
Deferred income tax benefit (expense)	80	—	—	80
Sale of subsidiary, net of income tax	(240)	—	6	(234)
Balance, end of period	$1,936	$124	$66	$2,126
__________________

(1)	See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

(2)	See Note 4 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(25)	$(9)	$(14)	$16	Net investment gains (losses)
Net unrealized investment gains (losses)	1	—	14	18	Net investment income
Net unrealized investment gains (losses)	(2)	—	(7)	5	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(26)	(9)	(7)	39
Income tax (expense) benefit	10	3	3	(12)
Net unrealized investment gains (losses), net of income tax	$(16)	$(6)	$(4)	$27
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$—	$—	$1	$—	Net derivative gains (losses)
Interest rate swaps	—	—	1	—	Net investment income
Interest rate forwards	1	(1)	2	1	Net derivative gains (losses)
Interest rate forwards	1	—	2	1	Net investment income
Foreign currency swaps	—	(3)	(2)	(4)	Net derivative gains (losses)
Credit forwards	1	—	—	—	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	3	(4)	4	(2)
Income tax (expense) benefit	(1)	—	(1)	—
Gains (losses) on cash flow hedges, net of income tax	$2	$(4)	$3	$(2)
Total reclassifications, net of income tax	$(14)	$(10)	$(1)	$25

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Compensation	$112	$75	$348	$219
Commissions	155	144	469	439
Volume-related costs	41	41	100	119
Affiliated interest costs on ceded reinsurance	63	76	221	223
Capitalization of DAC	(95)	(79)	(280)	(243)
Amortization of DAC and VOBA	256	249	508	731
Interest expense on debt	25	22	61	88
Rent and related expenses	12	8	42	24
Other	126	140	318	402
Total other expenses	$695	$676	$1,787	$2,002
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2015.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of September 30, 2015, the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material for the Company.

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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $361 million and $36 million at September 30, 2015 and December 31, 2014, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.1 billion and $918 million at September 30, 2015 and December 31, 2014, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
9. Contingencies, Commitments and Guarantees (continued)

Other Commitments
The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At September 30, 2015 and December 31, 2014, the Company had agreed to fund up to $20 million and $32 million, respectively, of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $25 million and $57 million at September 30, 2015 and December 31, 2014, respectively, to custody accounts to secure the demand notes. Each of these affiliates is permitted by contract to sell or re-pledge this collateral.
10. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include management, policy administrative functions, personnel, investment advice and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $424 million and $1.2 billion for the three months and nine months ended September 30, 2015, respectively, and $356 million and $1.1 billion for the three months and nine months ended September 30, 2014, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $62 million and $188 million for the three months and nine months ended September 30, 2015, respectively, and $66 million and $201 million for the three months and nine months ended September 30, 2014, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $52 million and $156 million for the three months and nine months ended September 30, 2015, respectively, and $47 million and $154 million for the three months and nine months ended September 30, 2014, respectively.
The Company had net receivables from affiliates related to the items discussed above of $96 million and $26 million at September 30, 2015 and December 31, 2014, respectively.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
10. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Premiums
Reinsurance assumed	$95	$27	$132	$44
Reinsurance ceded	(208)	(182)	(623)	(629)
Net premiums	$(113)	$(155)	$(491)	$(585)
Universal life and investment-type product policy fees
Reinsurance assumed	$40	$112	$104	$276
Reinsurance ceded	(96)	(89)	(282)	(269)
Net universal life and investment-type product policy fees	$(56)	$23	$(178)	$7
Other revenues
Reinsurance assumed	$—	$8	$—	$15
Reinsurance ceded	57	36	179	174
Net other revenues	$57	$44	$179	$189
Policyholder benefits and claims
Reinsurance assumed	$104	$76	$170	$152
Reinsurance ceded	(259)	(205)	(743)	(719)
Net policyholder benefits and claims	$(155)	$(129)	$(573)	$(567)
Interest credited to policyholder account balances
Reinsurance assumed	$20	$24	$58	$70
Reinsurance ceded	(36)	(35)	(107)	(103)
Net interest credited to policyholder account balances	$(16)	$(11)	$(49)	$(33)
Other expenses
Reinsurance assumed	$18	$38	$42	$69
Reinsurance ceded	27	41	110	108
Net other expenses	$45	$79	$152	$177

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
10. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	September 30, 2015		December 31, 2014
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$126	$12,498	$45	$12,718
Deferred policy acquisition costs and value of business acquired	133	(763)	164	(707)
Total assets	$259	$11,735	$209	$12,011
Liabilities
Future policy benefits	$628	$(81)	$593	$—
Policyholder account balances	955	—	827	—
Other policy-related balances	1,763	764	1,689	763
Other liabilities	19	4,638	16	5,109
Total liabilities	$3,365	$5,321	$3,125	$5,872
The Company assumes risks from affiliates related to guaranteed minimum benefit guarantees written directly by the affiliates. These assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within policyholder account balances and were liabilities of $955 million and $827 million at September 30, 2015 and December 31, 2014, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($188) million and ($120) million for the three months and nine months ended September 30, 2015, respectively, and ($280) million and ($374) million for the three months and nine months ended September 30, 2014, respectively.
The Company ceded several blocks of business to affiliates on a 90% coinsurance with funds withheld basis. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and increased the funds withheld balance by $285 million and $382 million at September 30, 2015 and December 31, 2014, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($45) million and $97 million for the three months and nine months ended September 30, 2015, respectively, and ($24) million and ($244) million for the three months and nine months ended September 30, 2014, respectively.
Prior to the Mergers, the Company entered into an agreement with MLIC which ceded all existing New York insurance policies and annuity contracts that include a separate account feature. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to this agreement is included within receivables from affiliates and was $5 million and $4 million at September 30, 2015 and December 31, 2014, respectively. Net derivative gains (losses) associated with the embedded derivative was $1 million for both the three months and nine months ended September 30, 2015 and $1 million and $3 million for the three months and nine months ended September 30, 2014, respectively. See Note 1 for further information on the Mergers.
In December 2014, the Company entered into a reinsurance agreement to cede two blocks of business to MRD on a 90% coinsurance with funds withheld basis. This agreement covers certain term and certain universal life policies issued in 2014 by the Company. This agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $84 million and $54 million at September 30, 2015 and December 31, 2014, respectively. The Company also recorded a funds withheld liability and other reinsurance payables, included in other liabilities, which were $19 million and $118 million at September 30, 2015 and December 31, 2014, respectively. The Company’s consolidated statement of operations and comprehensive income (loss) includes a loss for this agreement of $3 million and $14 million for the three months and nine months ended September 30, 2015, respectively.

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
Business
Overview
The Company offers individual annuities, individual life insurance, and institutional protection and asset accumulation products and is organized into two segments: Retail and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. In the first quarter of 2015, the Company implemented certain segment reporting changes related to the measurement of segment operating earnings, which included revising the Company’s capital allocation methodology. These changes were applied retrospectively and did not have an impact on total consolidated operating earnings or net income.
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

Regulatory Developments
The U.S. insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of our state of domicile, Delaware. As a subsidiary of MetLife, Inc., a non-bank systemically important financial institution (“non-bank SIFI”), we are affected by MetLife, Inc.’s regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Reserve Bank of New York (together with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation. We may also be affected by any additional capital requirements to which MetLife, Inc. may become subject as a global systemically important insurer (“G-SII”). Furthermore, some of our operations, products and services are subject to consumer protection laws, securities regulation, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974. See “— Insurance Regulation,” “— Regulation of MetLife, Inc. as a Non-Bank SIFI” and “— Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers” below, as well as “Business — Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” included in the 2014 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”
Insurance Regulation
Holding Company Regulation
NAIC
The National Association of Insurance Commissioners (“NAIC”) adopted revisions to the NAIC Insurance Holding Company System Model Act (“Model Holding Company Act”) and the Insurance Holding Company System Model Regulation in December 2010. The revised models include a new requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurer identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. To date, several states, including Delaware, have enacted a version of the revised Model Holding Company Act, including the enterprise risk reporting requirement. In December 2014, the NAIC adopted amendments to the Model Holding Company Act that would authorize state insurance commissioners to act as global group-wide supervisors for internationally active insurance groups, as well as other insurers who choose to opt in for the group-wide supervision. The amendments create a selection process for the group-wide supervisor, extend confidentiality protection to communications with the group-wide supervisor, and outline the duties of the group-wide supervisor. To date, several jurisdictions have adopted laws and regulations enhancing group-wide supervision.
Regulation of MetLife, Inc. as a Non-Bank SIFI
On December 18, 2014, the Financial Stability Oversight Council (“FSOC”) designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Federal Reserve and to enhanced supervision and prudential standards. See “Business — Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs” included in the 2014 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Regulation of MetLife, Inc. as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs.”
On January 13, 2015, MetLife, Inc. filed an action in the U.S. District Court for the District of Columbia asking the court to review and rescind the FSOC’s designation of MetLife, Inc. as a non-bank SIFI. The court scheduled oral argument on the parties’ cross motions for summary judgment for February 10, 2016. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. For example, although the Federal Reserve Board has not yet determined the enhanced capital requirements that will apply to MetLife, those capital requirements may adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. In addition, as a non-bank SIFI, MetLife, Inc. needs to obtain Federal Reserve approval before directly or indirectly acquiring, merging or consolidating with a financial company having more than $10 billion of assets or acquiring 5% or more of any voting class of securities of a bank or bank holding company and, depending on the extent of the combined company’s liabilities, is subject to additional restrictions regarding its ability to merge. The Federal Reserve also has the right to require us, or our insurance company affiliates, to take prompt action to correct any financial weaknesses.

Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers
The International Association of Insurance Supervisors (“IAIS”), an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), and an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify and manage global systemically important financial institutions and has devised and published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs. In July 2013, November 2014 and November 2015, the FSB published its lists of G-SIIs, based on the IAIS’ assessment methodology, each of which included MetLife, Inc. The FSB will continue to update the list annually.
For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital (higher loss absorbency (“HLA”)) requirements on those activities. Given the absence of a common global base on which to calculate an HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). G-SIIs will initially report BCR and HLA results to their group-wide supervisors on a confidential basis to allow for refinement of the BCR and HLA until fully adopted and implemented in 2019. On June 25, 2015, the IAIS published a proposed draft of HLA requirements. A revised draft, reflecting 2015 field test data, was submitted to the FSB for endorsement in September 2015. On September 25, 2015, the FSB endorsed the September draft, noting that further revision would be necessary before implementation in 2019 to reflect ongoing work on the G-SII assessment methodology and the definition of non-traditional and non-insurance activity. This endorsed draft, which was made publicly available on October 5, 2015, confirms that the HLA requirements will be subject to further revision before implementation in 2019.
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
In the third quarter of 2015, the Company performed its annual goodwill impairment testing on all of its reporting units based upon data as of June 30, 2015. The Company determined that the fair values of its reporting units were in excess of their carrying values and, therefore, goodwill was not impaired.
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

Results of Operations
Consolidated Results
Business Overview. Annuity sales increased 16% due to higher sales of indexed annuities and as a result of new variable annuity products introduced in late 2014 and early 2015. Life sales increased 18%, largely driven by increases in our whole life products (due to a continued focus on our enhanced underwriting programs), term life products (due to pricing actions), universal life products (due to a new product launched late in 2014). A significant portion of our operating earnings is driven by separate account values. These separate account balances primarily affect the level of asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances have declined due to lower market performance along with the impact of negative net flows from our deferred annuities business as benefits, surrenders and withdrawals exceeded sales.

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Revenues
Premiums	$922	$876
Universal life and investment-type product policy fees	2,141	2,476
Net investment income	2,008	2,029
Other revenues	371	388
Net investment gains (losses)	13	(556)
Net derivative gains (losses)	(216)	(15)
Total revenues	5,239	5,198
Expenses
Policyholder benefits and claims	1,758	2,116
Interest credited to policyholder account balances	777	808
Capitalization of DAC	(280)	(243)
Amortization of DAC and VOBA	508	731
Interest expense on debt	61	88
Other expenses	1,498	1,426
Total expenses	4,322	4,926
Income (loss) before provision for income tax	917	272
Provision for income tax expense (benefit)	205	8
Net income (loss)	$712	$264
Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014
During the nine months ended September 30, 2015, income (loss) before provision for income tax increased $645 million ($448 million, net of income tax) over the prior period primarily driven by favorable changes in net investment gains (losses) and other adjustments to net income, partially offset by unfavorable changes in net derivative gains (losses) and our actuarial assumption review. The favorable change in other adjustments to net income was primarily the result of the offsets to investment and derivative gains and losses related to the amortization of DAC and VOBA.

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
We use freestanding interest rate, equity, credit and currency derivatives to hedge certain invested assets and insurance liabilities. Certain of these hedges are designated and qualify as accounting hedges, which reduce volatility in earnings. For those hedges not designated as accounting hedges, changes in market factors lead to the recognition of fair value changes in net derivative gains (losses) generally without an offsetting gain or loss recognized in earnings for the item being hedged, which creates volatility in earnings.
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
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $569 million ($370 million, net of income tax) was primarily the result of the prior period loss on the disposition of MetLife Assurance Limited (“MAL”). For further information on MAL, see Note 4 of the Notes to the Consolidated Financial Statements in the 2014 Annual Report.

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

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Non-VA program derivatives
Interest rate	$209	$150
Foreign currency exchange rate	33	44
Credit	(6)	8
Equity	(78)	(46)
Non-VA embedded derivatives	107	(207)
Total non-VA program derivatives	265	(51)
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	(583)	(34)
Nonperformance risk adjustment	89	18
Other risks	(468)	(292)
Total	(962)	(308)
Freestanding derivatives hedging direct and assumed embedded derivatives	481	344
Total VA program derivatives	(481)	36
Net derivative gains (losses)	$(216)	$(15)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $316 million ($205 million, net of income tax). A change in the value of the underlying assets and the recapture of a certain reinsurance agreement by an affiliate favorably impacted non-VA embedded derivatives related to affiliated ceded reinsurance written on a coinsurance with funds withheld basis. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $517 million ($336 million, net of income tax). This was due to an unfavorable change of $412 million ($268 million, net of income tax) in market risks on direct and assumed variable annuity embedded derivatives, net of the impact of freestanding derivatives hedging those risks, and an unfavorable change of $176 million ($114 million, net of income tax) on other risks in direct and assumed variable annuity embedded derivatives, partially offset by a favorable change of $71 million ($46 million, net of income tax) in the nonperformance risk adjustment on direct and assumed variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing $412 million ($268 million, net of income tax) unfavorable change was due to the impact of the recapture of certain variable annuity reinsurance by an affiliate, as well as due to the impact of changes in market factors on the direct and assumed variable annuity embedded derivatives, net of the freestanding derivatives hedging those market factors.

The primary changes in market factors are summarized as follows:

•
Key equity index levels decreased more in the current period than in the prior period, contributing to an unfavorable change in our embedded derivatives and a favorable change in our freestanding derivatives. For example, the Russell 2000 Index decreased by 9% in the current period and decreased by 5% in the prior period.

•
Key equity volatility measures generally increased in the current period and decreased in the prior period, contributing to an unfavorable change in our embedded derivatives and a favorable change in our freestanding derivatives.

•
Long-term interest rates decreased less in the current period than in the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives. For example, the 30-year U.S. swap rate decreased by 18 basis points in the current period and decreased by 74 basis points in the prior period.

The foregoing $176 million ($114 million, net of income tax) unfavorable change in other risks in direct and assumed variable annuity embedded derivatives, which includes the impact of the recapture of certain variable annuities reinsurance by an affiliate, reflected:

•	The cross effect of capital markets changes, which resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•	Refinements in the valuation model, which resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•	The mismatch of fund performance between actual and modeled funds, which resulted in an unfavorable period over period change in the valuation of the embedded derivatives.

•
A combination of other factors, including reserve changes influenced by benefit features and policyholder behavior, and foreign currency translation adjustments, which resulted in a favorable period over period change in the valuation of embedded derivatives.

The aforementioned $71 million ($46 million, net of income tax) favorable change in the nonperformance risk adjustment, which includes the impact of the aforementioned recapture of certain variable annuities reinsurance by an affiliate, was due to a favorable change of $53 million, before income tax, related to changes in our own credit spread and a favorable change of $18 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees.
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
Actuarial Assumption Review. Results for the current period include a $144 million ($94 million, net of income tax), net of reinsurance, charge associated with our annual assumption review related to reserves and DAC, of which a $6 million gain ($4 million, net of income tax) was recognized in net derivative gains (losses). Of the $144 million charge, $175 million ($114 million, net of income tax) was related to reserves with a positive offset of $31 million ($20 million, net of income tax) associated with DAC.
The foregoing $6 million gain ($8 million direct and assumed, $2 million ceded) recognized in net derivative gains (losses) associated with our annual assumption review was included within the market and other risks caption in the table above.

As a result of our annual assumption review, changes were made to economic, policyholder behavior and mortality assumptions, and operational updates were made as well. The most significant impacts were in the Retail Life and Annuity blocks of business and are summarized as follows:

•	Changes in economic assumptions resulted in reserve increases, net of reinsurance, and unfavorable DAC for a net loss of $103 million ($67 million, net of income tax).

•
Changes to policyholder behavior and mortality assumptions resulted in reserve increases, net of reinsurance, partially offset by favorable DAC for a net loss of $58 million ($38 million, net of income tax).

•	The remaining updates resulted in reserve increases, net of reinsurance, which were more than offset by favorable DAC for a net gain of $17 million ($11 million, net of income tax).
Results for the prior period include a $159 million ($103 million, net of income tax) benefit, net of reinsurance, associated with our annual assumption review related to reserves and DAC, of which $229 million ($149 million, net of income tax) was recognized in net derivative gains (losses). Of the $159 million benefit, $200 million ($130 million, net of income tax) was related to reserves, offset by a $41 million ($27 million, net of income tax) charge associated with DAC.
Divested Business. Income (loss) before provision for income tax, related to divested business, excluding net investment gains (losses) and net derivative gains (losses), decreased $13 million from the prior period. This reflects a decrease in total revenues of $65 million, before income tax, and a decrease in total expenses of $52 million, before income tax. There was no divested business recorded in the current period.
Taxes. Income tax expense for the nine months ended September 30, 2015 was $205 million, or 22% of income (loss) before provision for income tax, compared with $8 million, or 3% of income (loss) before provision for income tax, for the nine months ended September 30, 2014. The Company’s current period effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income. The Company’s prior period effective tax rate was different from the U.S. statutory rate of 35% primarily due to non-taxable investment income and the tax effects of the MAL divestiture.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings decreased $41 million, net of income tax, to $885 million for the nine months ended September 30, 2015 from $926 million for the nine months ended September 30, 2014.

Reconciliation of net income (loss) to operating earnings

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Net income (loss)	$712	$264
Less: Net investment gains (losses)	13	(556)
Less: Net derivative gains (losses)	(216)	(15)
Less: Other adjustments to net income (1)	(65)	(408)
Less: Provision for income tax (expense) benefit	95	317
Operating earnings	$885	$926
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Total revenues	$5,239	$5,198
Less: Net investment gains (losses)	13	(556)
Less: Net derivative gains (losses)	(216)	(15)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	14
Less: Other adjustments to revenues (1)	34	202
Total operating revenues	$5,408	$5,553
Total expenses	$4,322	$4,926
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(62)	172
Less: Other adjustments to expenses (1)	161	452
Total operating expenses	$4,223	$4,302
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Operating revenues
Premiums	$922	$874
Universal life and investment-type product policy fees	1,942	2,233
Net investment income	2,173	2,060
Other revenues	371	386
Total operating revenues	5,408	5,553
Operating expenses
Policyholder benefits and claims	1,680	1,738
Interest credited to policyholder account balances	774	806
Capitalization of DAC	(280)	(243)
Amortization of DAC and VOBA	500	532
Interest expense on debt	51	55
Other expenses	1,498	1,414
Total operating expenses	4,223	4,302
Provision for income tax expense (benefit)	300	325
Operating earnings	$885	$926
Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in operating earnings were lower fee income partially offset by higher net investment income.
Business Growth. In our deferred annuity business, the impact of negative net flows contributed to a decrease in asset-based fee income and reduced interest credited expense in the general account. Asset-based fee income related to the assumed variable annuity reinsurance agreements recaptured in connection with the Mergers also declined. Direct business expenses were higher; however, this was more than offset by lower costs associated with our variable annuity guaranteed minimum death benefits (“GMDBs”). The decline in invested assets was primarily due to a decrease in funding agreement issuances in our Corporate Benefit Funding segment and the aforementioned negative net flows in our deferred annuity business, partially offset by positive net flows in our life businesses. This decline was partially offset by the related decrease in interest credited expense in our deferred annuity business and our Corporate Benefit Funding segment. The changes in business growth discussed above resulted in a $121 million decrease in operating earnings.
Market Factors. Investment returns improved as a result of higher income on interest rate derivatives and real estate joint ventures, as well as increased prepayment fees. This was partially offset by lower yields on our fixed maturity securities and mortgage loans as a result of the sustained low interest rate environment, and lower returns on our other limited partnership interests. In our deferred annuity business, while the current period equity returns were lower than in the prior period, the overall cumulative positive equity markets since the prior period drove an increase in asset-based fee income and lower costs associated with our variable annuity GMDBs. Operating earnings decreased due to higher interest credited expense in our Corporate Benefit Funding segment as a result of higher average interest credited rates, partially offset by lower interest credited expense in our Retail segment as a result of reduced average interest credited rates. The changes in market factors, including equity markets and interest rates, discussed above resulted in a $59 million increase in operating earnings.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable claims experience in our traditional life and immediate annuities businesses, partially offset by unfavorable claims experience in our variable and universal life and structured settlement businesses, increased operating earnings by $20 million. On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both periods, resulted in a net operating earnings decrease of $22 million and were primarily related to unfavorable DAC unlockings in the life businesses. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods, resulted in a $10 million decrease in operating earnings.
Amortization of DAC. DAC amortization decreased due to lower yields and the decrease in our deferred annuity in-force business resulting from negative net flows. These decreases were partially offset by less favorable separate account returns in the current period as compared to the prior period, resulting in a $47 million increase in operating earnings.
Expenses. Other expenses increased $15 million as a result of an increase in costs associated with corporate initiatives.
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2014 Annual Report; (ii) Part II, Item 1, of MetLife Insurance Company USA’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015; and (iii) Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
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
Date: November 12, 2015

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