Form 10-K
period 2015-12-31
MetLife Insurance Co USA
filed 2016-03-25
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At March 24, 2016, 3,000 shares of the registrant’s common stock, $25,000 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife USA. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife Insurance Company USA’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from (a) business acquisitions and integrating and managing the growth of such acquired businesses, (b) dispositions of businesses via sale, initial public offering, spin-off or otherwise, (c) entry into joint ventures, or (d) legal entity reorganizations; (2) difficult conditions in the global capital markets; (3) increased volatility and disruption of the global capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain affiliated captive reinsurers or hedging arrangements associated with those risks; (4) exposure to global financial and capital market risks, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (5) impact on us of comprehensive financial services regulation reform, including regulation of MetLife, Inc. as a non-bank systemically important financial institution, or otherwise; (6) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (7) regulatory, legislative or tax changes relating to our insurance or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (8) adverse results or other consequences from litigation, arbitration or regulatory investigations; (9) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (10) investment losses and defaults, and changes to investment valuations; (11) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (12) impairments of goodwill and realized losses or market value impairments to illiquid assets; (13) defaults on our mortgage loans; (14) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (15) fluctuations in foreign currency exchange rates; (16) downgrades in our claims paying ability, financial strength or credit ratings or MetLife, Inc.’s credit ratings; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (18) differences between actual claims experience and underwriting and reserving assumptions; (19) ineffectiveness of MetLife’s risk management policies and procedures; (20) catastrophe losses; (21) increasing cost and limited market capacity for statutory life insurance reserve financings; (22) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (23) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity; (24) changes in accounting standards, practices and/or policies; (25) increased expenses relating to pension and postretirement benefit plans for employees and retirees of MetLife, as well as health care and other employee benefits; (26) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (27) inability to attract and retain sales representatives; (28) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, MetLife’s disaster recovery systems, cyber- or other information security systems and management continuity planning; (29) the effectiveness of MetLife’s programs and practices in avoiding giving associates incentives to take excessive risks; and (30) other risks and uncertainties described from time to time in MetLife Insurance Company USA’s filings with the U.S. Securities and Exchange Commission.
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
The Company offers individual annuities, individual life insurance, and institutional protection and asset accumulation products and is organized into two segments: Retail and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. See “— Segments and Corporate & Other” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. See also “— Other Key Information” for information on MetLife, Inc.’s announcement of its plan to pursue the separation of a substantial portion of its Retail segment, which is organized into two U.S. businesses, Life & Other and Annuities, as well as certain portions of its Corporate Benefit Funding segment and Corporate & Other (the “Separation”). Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2015, 2014 and 2013. Substantially all of the Company’s consolidated premiums, universal life and investment-type product policy fees and other revenues originated in the U.S. Financial information, including revenues, expenses, operating earnings, and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product groups, is provided in Note 2 of the Notes to the Consolidated Financial Statements. Operating revenues and operating earnings are performance measures that are not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures” for definitions of such measures.
Other Key Information
On February 28, 2016, MetLife, Inc. entered into a purchase agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”) pursuant to which MassMutual will acquire MetLife’s U.S. Retail advisor force, the MetLife Premier Client Group, together with its affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc., and certain related assets. As part of the transaction, MetLife, Inc. and MassMutual have also agreed to enter into a product development agreement under which MetLife’s U.S. Retail business will be the exclusive developer of certain annuity products to be issued by MassMutual. The transaction is subject to certain closing conditions, including regulatory approval.
On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. MetLife is currently evaluating structural alternatives for the proposed Separation, including a public offering of shares in an independent, publicly traded company, a spin-off, or a sale. The completion of a public offering would depend on, among other things, the U.S. Securities and Exchange Commission (“SEC”) filing and review process, as well as market conditions. Any Separation that might occur will be subject to the satisfaction of various conditions and approvals, including approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions.
In the first quarter of 2015, the Company implemented certain segment reporting changes related to the measurement of segment operating earnings, which included revising the Company’s capital allocation methodology. These changes were applied retrospectively and did not have an impact on total consolidated operating earnings or net income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Other Key Information” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.

In November 2014, MetLife Insurance Company of Connecticut, a wholly-owned subsidiary of MetLife, Inc., re-domesticated from Connecticut to Delaware, changed its name to MetLife Insurance Company USA and merged with its subsidiary, MetLife Investors USA Insurance Company (“MLI-USA”), and its affiliate, MetLife Investors Insurance Company (“MLIIC”), each a U.S. insurance company that issued variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a former offshore, captive reinsurance subsidiary of MetLife, Inc. and affiliate of MICC that mainly reinsured guarantees associated with variable annuity products (the “Mergers”). The surviving entity of the Mergers was MetLife USA. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013. In anticipation of the Mergers, effective January 1, 2014, following receipt of New York State Department of Financial Services (the “Department of Financial Services”) approval, MetLife Insurance Company of Connecticut withdrew its license to issue insurance policies and annuity contracts in New York. The Mergers represent a transaction among entities under common control and have been accounted for in a manner similar to the pooling-of-interests method, which requires that the merged entities be combined at their historical cost. The Company’s consolidated financial statements and related footnotes are presented as if the transaction occurred at the beginning of the earliest date presented and prior periods’ results have been retrospectively adjusted. The Mergers have provided increased transparency relative to our capital allocation and variable annuity risk management. See Note 3 of the Notes to the Consolidated Financial Statements for further information on the Mergers and see “— Regulation — Insurance Regulation — Insurance Regulatory Examinations and Other Activities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions” for information on our use of captive reinsurers.
In May 2014, the Company completed the sale of its wholly-owned subsidiary, MetLife Assurance Limited (“MAL”). See Note 4 of the Notes to the Consolidated Financial Statements for additional information.
Segments and Corporate & Other
Retail
Product Overview
Our Retail segment offers a broad range of protection products and a variety of annuities primarily to individuals, and is organized into two U.S. businesses: Annuities and Life & Other. Annuities includes a variety of variable, fixed and equity index-linked annuities which provide for both asset accumulation and asset distribution needs. Life & Other insurance products and services include variable life, universal life, term life and whole life products, as well as individual disability income products. Additionally, through broker-dealer affiliates, the Company offers a full range of mutual funds and other securities products.
Sales Distribution
We sell our retail life, disability and annuities products through a diverse set of distribution networks, which has included MetLife Premier Client Group (comprised of 40 agencies with 4,000 career financial representatives) and third-party organizations. On February 28, 2016, MetLife, Inc. entered into a purchase agreement with MassMutual, pursuant to which MassMutual will acquire the MetLife Premier Client Group. See “— Other Key Information” for further information on the sale of the MetLife Premier Client Group. See also “Risk Factors — Risks Related to Acquisitions, Dispositions or Other Structural Changes — We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations.”
We also distribute products to high net worth individuals and small- to medium-sized businesses through independent general agencies, financial advisors, consultants, brokerage general agencies and other independent marketing organizations under contractual arrangements with the support of wholesalers. Additionally, wholesalers sell through financial intermediaries, including regional broker-dealers, brokerage firms, financial planners and banks.

Corporate Benefit Funding
Product Overview
Our Corporate Benefit Funding segment offers a broad range of annuity and investment products, including guaranteed interest contracts and other stable value products, income annuities and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This segment also includes structured settlements and certain products to fund company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives.
Sales Distribution
We distribute our Corporate Benefit Funding products and services through dedicated sales teams and relationship managers. Products may be sold directly to benefit plan sponsors and advisors or through brokers, consultants or other intermediaries. In addition, these sales professionals work with individual and group distribution areas to better reach and service customers, brokers, consultants and other intermediaries.
Corporate & Other
Overview
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

Underwriting and Pricing
MetLife’s Global Risk Management Department (“GRM”) contains a dedicated unit, the primary responsibility of which is the development of product pricing standards and independent pricing and underwriting oversight for MetLife’s insurance businesses. Further important controls around management of underwriting and pricing processes include regular experience studies to monitor assumptions against expectations, formal new product approval processes, periodic updates to product profitability studies and the use of reinsurance to manage our exposures, as appropriate. See “— Reinsurance Activity.”
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
The underwriting conducted by our remote underwriting offices and intermediaries, as well as our corporate underwriting office, is subject to periodic quality assurance reviews to maintain high standards of underwriting and consistency. Such offices are also subject to periodic external audits by reinsurers with whom we do business.
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
We continually review our underwriting guidelines in light of applicable regulations and to ensure that our policies remain competitive and supportive of our marketing strategies and profitability goals.
Pricing
Product pricing reflects our pricing standards. GRM, as well as regional finance and product teams, are responsible for pricing and oversight for all of our insurance businesses. Product pricing is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality and possible variability of results. For certain products, pricing may include prospective and retrospective experience rating features. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates and we bear all prior year gains and losses. Retrospective experience rating also involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer; however, the contract includes certain features that allow us to recoup certain losses or distribute certain gains back to the policyholder based on actual prior years’ experience.
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

We continually review our pricing guidelines in light of applicable regulations and to ensure that our policies remain competitive and supportive of our marketing strategies and profitability goals.
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

We also assume risk on certain client arrangements from both affiliated and unaffiliated companies. This reinsurance activity relates to risk-sharing agreements and multinational pooling.
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

Regulation

Overview
The U.S. insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of our state of domicile, Delaware. As a subsidiary of MetLife, Inc., a non-bank systemically important financial institution (“non-bank SIFI”), we are affected by MetLife, Inc.’s regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (“FDIC”). We may also be affected by any additional capital requirements to which MetLife, Inc. may become subject as a global systemically important insurer (“G-SII”). Furthermore, some of our operations, products and services are subject to consumer protection laws, securities regulation, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974 (“ERISA”).
Insurance Regulation
State insurance regulation generally aims at supervising and regulating insurers, with the goal of protecting policyholders and ensuring that insurance companies remain solvent. Insurance regulators have increasingly sought information about the potential impact of activities in holding company systems as a whole, and some jurisdictions have adopted laws and regulations enhancing “group-wide” supervision, as supported by the National Association of Insurance Commissioners’ (“NAIC”) Solvency Modernization Initiative. See “— NAIC” for information regarding group-wide supervision.
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
Holding Company Regulation
Insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. The NAIC adopted revisions to the NAIC Insurance Holding Company System Model Act (“Model Holding Company Act”) and the Insurance Holding Company System Model Regulation (“Regulation”) in December 2010 and December 2014. The Model Holding Company Act and Regulation serve as a basis for action by the states. See “— NAIC” for further information on the Model Holding Company Act and Regulation.
State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Dividends in excess of prescribed limits and transactions above a specified size between an insurer and its affiliates require the approval of the insurance regulator in the insurer’s state of domicile. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” See also “Dividend Restrictions” in Note 13 of the Notes to the Consolidated Financial Statements for further information regarding such limitations.
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
Dodd-Frank established the Federal Insurance Office (“FIO”) within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council (“FSOC”) and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. However, the report also discussed potential federal solutions if states failed to modernize and improve regulation and some of the report’s recommendations, for instance, favored a greater federal role in monitoring financial stability and identifying issues or gaps in the regulation of large national and internationally active insurers.
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
Insurance Regulatory Examinations and Other Activities
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Except as otherwise disclosed in Note 16 of the Notes to the Consolidated Financial Statements, during the years ended December 31, 2015, 2014 and 2013, we did not receive any material adverse findings resulting from state insurance department examinations of us or any of our predecessor insurance companies.
Regulatory authorities in a small number of states, Financial Industry Regulatory Authority and, occasionally, the SEC, have had investigations or inquiries relating to our sales of individual life insurance policies or annuities or other products. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to resolve investigations in a similar manner.
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
Like many life insurance companies, we utilize captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. Insurance regulators in a few states, including New York and California, have imposed a moratorium on new reinsurance transactions between life insurers domiciled in those states and captive reinsurers. We will continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves. We expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” As a result of the Mergers, we no longer cede any U.S. variable annuity guarantee risks to a captive reinsurer. Instead, our U.S. variable annuity risks that were previously reinsured by captives are now retained by the Company or reinsured by Metropolitan Life Insurance Company or third parties. For more information on our use of captive reinsurers see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions” and Note 7 of the Notes to the Consolidated Financial Statements.

The International Association of Insurance Supervisors (“IAIS”) has encouraged U.S. insurance supervisors to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. MetLife, Inc. was the subject of Supervisory College meetings in prior years chaired by the Department of Financial Services and attended by MetLife’s key U.S. and international insurance regulators. Because MetLife, Inc. is now supervised as a non-bank SIFI, an April 2015 Supervisory College was co-chaired by the Department of Financial Services and the Federal Reserve Bank of New York and attended by MetLife’s key U.S. and international regulators, including the FDIC, which has joint authority with the Federal Reserve Board over the resolution plan that MetLife, Inc. will be required to submit. The next meeting is scheduled for June 2016 and will be chaired by the Federal Reserve Bank of New York. See “— Regulation of MetLife, Inc. as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs” below. MetLife, Inc. has not received any reports or recommendations from the Supervisory College meetings, and we do not expect any outcome of the meetings to have a material adverse effect on our business.
Policy and Contract Reserve Adequacy Analysis
Annually, we are required to conduct an analysis of the adequacy of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by our contractual obligations and related expenses. The adequacy of the statutory reserves is considered in light of the assets held by the insurer with respect to such reserves and related actuarial items including, but not limited to, the investment earnings on such assets, and the consideration anticipated to be received and retained under the related policies and contracts. We may increase reserves in order to submit an opinion without qualification. Since inception of this requirement, we and our predecessor insurance companies which were required by their states or country of domicile to provide these opinions have provided such opinions without qualifications.
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
The Model Holding Company Act and Regulation include a new requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurer identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. To date, all of the states where MetLife has domestic insurers have enacted a version of the revised Model Holding Company Act, including the enterprise risk reporting requirement. In December 2014, the NAIC adopted amendments to the Model Holding Company Act that would authorize state insurance commissioners to act as global group-wide supervisors for internationally active insurance groups, as well as other insurers who choose to opt in for the group-wide supervision. The amendments create a selection process for the group-wide supervisor, extend confidentiality protection to communications with the group-wide supervisor, and outline the duties of the group-wide supervisor. To date, a number of jurisdictions have adopted laws and regulations enhancing group-wide supervision.
The NAIC has concluded its “Solvency Modernization Initiative,” which was designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC’s Solvency Modernization Initiative focused on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. In furtherance of this initiative, the NAIC adopted the Corporate Governance Annual Filing Model Act and Regulation at its August 2014 meeting. The new model, which requires insurers to make an annual confidential filing regarding their corporate governance policies, is expected to become effective in 2016. In addition, in September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which was enacted by Delaware in September 2014. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. MetLife, Inc.’s first ORSA summary report was submitted on behalf of the enterprise in December 2015.

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
We cannot predict the capital and reserve impacts or compliance costs, if any, that may result from the above initiatives.
Surplus and Capital; Risk-Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. We are subject to risk-based capital (“RBC”) requirements. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. As of the date of our most recent annual statutory financial statements filed with the Delaware insurance regulator, our total adjusted capital was in excess of the RBC level required by the State of Delaware. See “Statutory Equity and Income” in Note 13 of the Notes to the Consolidated Financial Statements.
We are not aware of any NAIC adoptions that would have a material impact on our RBC.
Regulation of Investments
We are subject to state laws and regulations that require diversification of investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that our investments complied, in all material respects, with such regulations at December 31, 2015.
Regulation of MetLife, Inc. as a Non-Bank SIFI
On December 18, 2014, the FSOC designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Federal Reserve and to enhanced supervision and prudential standards. See “— Enhanced Prudential Standards for Non-Bank SIFIs.”
On January 13, 2015, MetLife, Inc. filed an action in the U.S. District Court for the District of Columbia asking the court to review and rescind the FSOC’s designation of MetLife, Inc. as a non-bank SIFI. The court held oral argument on the parties’ cross motions for summary judgment on February 10, 2016. On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. See Note 18 of the Notes to the Consolidated Financial Statements. See also “Risk Factors — Regulatory and Legal Risks — Regulation of MetLife, Inc. as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations” regarding the potential impact of the proposed Separation on MetLife, Inc.’s or the new company’s status as a non-bank SIFI.
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

Together with other non-bank SIFIs, MetLife, Inc. is subject to a number of Dodd-Frank requirements including responsibility to pay certain assessments and other charges (i) equal to the total expenses the Federal Reserve Board thinks is necessary for its supervision of bank holding companies and savings and loan holding companies with assets of $50 billion or more, and non-bank SIFIs, and (ii) in connection with the Financial Research Fund within the U.S. Department of Treasury that funds the Office of Financial Research, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system.
Enhanced Prudential Standards for Non-Bank SIFIs
In December 2011, in accordance with Dodd-Frank, the Federal Reserve Board proposed a rule that would have applied a set of prudential standards to non-bank SIFIs, including enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, and early remediation procedures. While the final rule did not apply to non-bank SIFIs, the Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, enabling it to more appropriately tailor the standards to non-bank SIFIs and will provide affected non-bank SIFIs with notice and the opportunity to comment prior to determination of their enhanced prudential standards. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. and its impact on us remain unclear.
In particular, the Federal Reserve Board has not determined the requirements that will govern the amount and composition of capital that MetLife, Inc. is required to hold. Legislation was signed into law on December 18, 2014 relieving the Federal Reserve Board from certain provisions in Dodd-Frank that it believed constrained its ability to tailor capital rules for insurers that are non-bank SIFIs. See “Risk Factors — Regulatory and Legal Risks — Regulation of MetLife, Inc. as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations.” On September 30, 2014, the Federal Reserve Board announced that it would begin a quantitative impact study (“QIS”) to evaluate the potential effects of its revised regulatory capital framework on savings and loan holding companies and non-bank financial companies supervised by the Federal Reserve that are substantially engaged in insurance underwriting activity (insurance holding companies). The Federal Reserve Board conducted the QIS in order to enable it to design a capital framework for insurance holding companies it supervises; however, because the QIS was designed prior to the December 18, 2014 statutory change, the Federal Reserve has said the data collected has limitations and that they may seek additional data in the future. MetLife, Inc. voluntarily participated in the QIS.
Stress testing requirements have been implemented which will, once capital requirements for non-bank SIFIs are determined, require non-bank SIFIs to undergo three stress tests each year: an annual supervisory stress test conducted by the Federal Reserve and two company-run stress tests (an annual test which coincides with the timing of the supervisory stress test, and a mid-cycle test). Companies will be required to take the results of the stress tests into consideration in their annual capital planning and resolution and recovery planning. As a non-bank SIFI, MetLife, Inc.’s competitive position and its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be adversely affected by any additional capital requirements that might be imposed as a result of the stress testing requirements, as well as enhanced prudential standards, other measures imposed as a result of the enactment of Dodd-Frank and other regulatory initiatives.
Non-bank SIFIs are required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. Resolution plans have to be resubmitted annually and promptly following any event, occurrence, change in conditions or circumstances, or other change that results in, or could reasonably be foreseen to have, a material effect on the resolution plan. A failure to submit a “credible” resolution plan could result in the imposition of a variety of measures, including additional capital, leverage, or liquidity requirements, and forced divestiture of assets or operations. As a non-bank SIFI, MetLife, Inc. will be required to submit a resolution plan by December 31, 2016, unless the Federal Reserve Board and FDIC require a different due date.
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

Orderly Liquidation Authority
Under the provisions of Dodd-Frank relating to the resolution or liquidation of certain types of financial institutions, if MetLife, Inc. or another financial institution were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the U.S. While under this new regime an insurance company would be resolved in accordance with state insurance law, if the FDIC were to be appointed as the receiver for another type of company (including an insurance holding company such as MetLife, Inc.), the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. The FDIC’s purpose under the liquidation regime is to mitigate the systemic risks the institution’s failure poses, which is different from that of a bankruptcy trustee under the Bankruptcy Code. In such a liquidation, the holders of such company’s debt could in certain respects be treated differently than under the Bankruptcy Code. As required by Dodd-Frank, the FDIC has established rules relating to the priority of creditors’ claims and the potentially dissimilar treatment of similarly situated creditors. These provisions could apply to some financial institutions whose outstanding debt securities we hold in our investment portfolios. Dodd-Frank also provides for the assessment of bank holding companies with assets of $50 billion or more, non-bank SIFIs, and other financial companies with assets of $50 billion or more, to cover the costs of liquidating any financial company subject to the new liquidation authority.
Volcker Rule
Under the Volcker Rule, Dodd-Frank authorizes through rulemaking additional capital requirements and quantitative limits on proprietary trading and sponsoring or investing in funds (hedge funds and private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (the “Investment Company Act”), by a non-bank SIFI. Regulations defining and governing such requirements and limits on non-bank SIFIs have not been proposed and were not addressed in the final regulations issued on December 10, 2013 implementing the Volcker Rule for insured depository institutions and their affiliates (“Volcker Rule Regulations”). After designation as a non-bank SIFI, a non-bank SIFI will have a two-year period, subject to further extension by the Federal Reserve Board, to conform to any such requirements and limits that may be set forth in final regulations applicable to non-bank SIFIs. Subject to safety and soundness determinations as part of rulemaking that could require additional capital requirements and quantitative limits, Dodd-Frank provides that the exemptions under the Volcker Rule also are available to exempt any additional capital requirements and quantitative limits on non-bank SIFIs. The Volcker Rule Regulations provide an exemption, subject to certain requirements, for trading activities and fund sponsorship and investments by a regulated insurance company and its affiliates solely for the general account or separate account of such insurance company. Until final regulations applicable to non-bank SIFIs have been promulgated, it is unclear whether MetLife, Inc., as a non-bank SIFI, and MetLife USA, as an affiliate of MetLife, Inc., may have to alter any of their future activities to comply.
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
The DOL proposed new regulations in April 2015 that would substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MetLife USA, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. Pursuant to the proposal, any communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability. The DOL also proposed amendments to its prohibited transaction exemptions, and proposed a new exemption that would apply more onerous disclosure and contract requirements to, and increase fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs.

If the new DOL proposals become final, MetLife USA may find it necessary to change sales representative and/or broker compensation and may limit the assistance or advice they can provide. Sales to middle income investors would be unlikely to generate fees sufficient to offset the increased cost of providing advice under the rules, if adopted as proposed. Under the rules as proposed, MetLife USA could reduce its risk of exposure to fiduciary liability by electing not to engage in the concurrent manufacturing and distribution of certain products, including individual annuity products. Further, if the proposed rules apply to welfare benefit plans, they will disrupt settled practices in the marketing and sales of welfare benefit plan insurance products.
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

Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and imposes additional costs, including new reporting and margin requirements, and will likely impose additional regulations, including new capital requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements, including the requirement to pledge initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties) entered into after June 10, 2013, and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties) entered into after the phase-in period; these requirements will be applicable to us in 2020 as the Office of the Comptroller of the Currency, the Federal Reserve Board, FDIC, Farm Credit Administration and Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the U.S. Commodity Futures Trading Commission (“CFTC”) adopted final margin requirements for non-centrally cleared derivatives during the fourth quarter of 2015, which are broadly consistent with the requirements published by the Bank of International Settlements and International Organization of Securities. These increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses to hold non-cash collateral, will require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
Dodd-Frank also expanded the definition of “swap” and mandated the SEC and CFTC (collectively, the “Commissions”) to study whether “stable value contracts” should be treated as swaps. Pursuant to the new definition and the Commissions’ interpretive regulations, products we offer other than stable value contracts might also be treated as swaps, even though we believe otherwise. Should such products become regulated as swaps, we cannot predict how the rules would be applied to them or the effect on such products’ profitability or attractiveness to our clients.
Securities Regulation
Some of our activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws administered by the SEC. We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by these registered separate accounts are registered with the SEC under the Securities Act of 1933. Certain variable contract separate accounts we sponsor are exempt from registration, but may be subject to other provisions of the federal securities laws.
Federal and state securities regulatory authorities from time to time make inquiries and conduct examinations regarding our compliance with securities laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.
Federal and state securities laws and regulations are primarily intended to protect investors in the securities markets and generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. See “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal, State Securities and State Insurance Laws and Regulations May Affect Our Operations and Our Profitability.”
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
Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify and manage global systemically important financial institutions. The IAIS has published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs and, on this basis, the FSB again so designated MetLife, Inc. The FSB will continue to update the list annually. The IAIS plans to evaluate and, if necessary, update the assessment methodology every three years.
Current standards call for G-SIIs to be subject to higher loss absorbency requirements (“HLA”). Given the absence of a common global base on which to calculate HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). The first version of the IAIS HLA framework was endorsed by the FSB and the G20 in September and November 2015, respectively. This first version applies specified factors to exposures of BCR components with an emphasis on non-traditional and non-insurance activities. G-SIIs will begin reporting BCR and HLA results to their group-wide supervisors as of June 2016 on a confidential basis to allow for refinement of the BCR and HLA until fully adopted and implemented in 2019. The FSB endorsed the first version of HLA, noting that further revision will be necessary before implementation to reflect ongoing work on the G-SII assessment methodology and the definition of non-traditional and non-insurance activity. In November 2015, the IAIS published consultations for stakeholder comment on both topics. MetLife submitted comments in January 2016. The IAIS plans to incorporate any changes to the assessment methodology in the 2016 G-SII assessment update.
In addition, on December 17, 2014, the IAIS released a first exposure draft of a risk-based global insurance capital standard (“ICS”) which will apply to all internationally active insurance groups, including G-SIIs. A second exposure draft is scheduled to be published for comment in June 2016. The IAIS expects to publish an interim version of the ICS by the end of 2019 for implementation by individual jurisdictions with the further goal of reaching an ultimate ICS at some later date.
The FSB and IAIS propose that national authorities consider additional requirements for G-SIIs, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators through global supervisory colleges led by a regulator with group-wide supervisory authority, and a policy bias in favor of separation of non-traditional insurance and non-insurance activities from traditional insurance activities. The IAIS proposals would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. of such proposals is uncertain.
Company Ratings
Insurer financial strength ratings represent the opinions of rating agencies, including A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”), regarding the ability of an insurance company to meet its financial obligations to policyholders and contractholders.
Rating Stability Indicators
Rating agencies use an “outlook statement” of “positive,” “stable,” ‘‘negative’’ or “developing” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a rating change. A rating may have a “stable” outlook to indicate that the rating is not expected to change; however, a “stable” rating does not preclude a rating agency from changing a rating at any time, without notice. Certain rating agencies assign rating modifiers such as “CreditWatch” or “under review” to indicate their opinion regarding the potential direction of a rating. These ratings modifiers are generally assigned in connection with certain events such as potential mergers, acquisitions, dispositions or material changes in a company’s results, in order for the rating agency to perform its analysis to fully determine the rating implications of the event.
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

Our insurer financial strength ratings at the date of this filing are indicated in the following table. See “— Rating Agency Actions” below for information relating to the impact on our insurer financial strength ratings of the announcement of the proposed Separation. Additional information about financial strength ratings can be found on the respective websites of the rating agencies.

	A.M. Best	Fitch	Moody’s	S&P
Ratings Structure	“A++ (superior)” to “S (suspended)”	“AAA (exceptionally strong)” to “C (distressed)”	“Aaa (highest quality)” to “C (lowest rated)”	“AAA (extremely strong)” to “SD (Selective Default)” or “D (Default)”
MetLife Insurance Company USA	A+	AA-	Aa3	A+
	2nd of 16	4th of 19	4th of 21	5th of 22
See “Risk Factors — Risks Related to Our Business — A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings, or MetLife, Inc.’s Credit Ratings, Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations” for an in depth description of the impact of a ratings downgrade.
Rating Agency Actions
In response to the announcement by MetLife, Inc. on January 12, 2016 of its plan to pursue the Separation, the rating agencies in the table above took the following actions:

•	On January 14, 2016, A.M. Best placed the insurance financial strength rating of MetLife USA under review with developing implications.

•	On January 13, 2016, Fitch placed the insurance financial strength rating for MetLife USA on “Rating Watch Negative.”

•	On January 13, 2016, Moody’s placed the insurance financial strength rating of MetLife USA on review for downgrade.

•	On January 13, 2016, S&P downgraded the insurance financial strength rating for MetLife USA and revised its outlook from “stable” to “negative.”
See Note 18 of the Notes to the Consolidated Financial Statements for further details on the proposed Separation.
Item 1A. Risk Factors
Risks Related to Acquisitions, Dispositions or Other Structural Changes
We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations
MetLife, Inc. and its subsidiaries, including us, have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. See Note 18 of the Notes to the Consolidated Financial Statements for information regarding MetLife, Inc.’s announcement of its plan to pursue the Separation and its entry into a purchase agreement with MassMutual pursuant to which MassMutual will acquire the MetLife Premier Client Group. Such activity exposes us to a number of risks arising from (i) potential difficulties achieving projected financial results including the costs and benefits of integration or deconsolidation; (ii) unforeseen liabilities or asset impairments; (iii) the scope and duration of rights to indemnification for losses; (iv) the use of capital which could be used for other purposes; (v) rating agency reactions; (vi) regulatory requirements that could impact our operations or capital requirements; (vii) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (viii) certain other risks specifically arising from activities relating to an initial public offering, spin-off, joint venture or legal entity reorganization, including in connection with the proposed Separation.
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

Risks Relating to Acquisitions
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

Risks Relating to Dispositions
MetLife, Inc. and its subsidiaries, including us, may separate a business through an outright sale, or by alternate means such as a public offering of shares in an independent, publicly traded company or a spin-off, which would also result in a separate, possibly independent and publicly traded, company. See Note 18 of the Notes to the Consolidated Financial Statements for information on MetLife, Inc.’s announcement of its plan to pursue the proposed Separation and its entry into a purchase agreement with MassMutual pursuant to which MassMutual will acquire the MetLife Premier Client Group. Any Separation that might occur will be subject to the satisfaction of various conditions and approvals, including approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions. No assurance can be given regarding the form that the proposed Separation may take or the specific terms thereof, or that the Separation will in fact occur. The purchase agreement with MassMutual is also subject to certain closing conditions, including regulatory approval.
Unanticipated developments could delay, prevent or otherwise adversely affect our ability to effect any disposition transaction. Factors which could affect our ability to consummate such transactions include difficulties in finding buyers and delays or other problems with obtaining required regulatory, tax and other approvals, as well as adverse conditions in the capital and credit markets.
When we dispose of subsidiaries or operations, we may remain liable to the acquiror or to third parties for certain losses or costs arising from the divested business or on other bases. We may also incur a loss on the disposition. In anticipation of any disposition, we may need to restructure our operations, which could disrupt such operations and affect our ability to recruit key personnel needed to operate and grow such business. In addition, the actions of key employees of the business to be divested could adversely affect the success of such disposition as they may be more focused on obtaining employment, or the terms of their employment, than on maximizing the value of the business to be divested. Any such separation will also decrease the diversification of our sources of revenue. Furthermore, we may be unable to timely dissolve all contractual relationships with the divested business in the course of the proposed transaction, which may materially adversely affect our ability to realize value from the disposition. Such restructuring could also adversely affect our internal controls and procedures and impair our relationships with key customers, distributors and suppliers. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. A distributor has elected to suspend and other distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including uncertainty related to the proposed Separation, changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks.
Risks Relating to Joint Ventures
We may enter into joint ventures with other companies, including joint ventures where we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks. We may be dependent on a joint venture counterparty for capital, product distribution, local market knowledge or other resources.
A joint venture may require an investment of considerable management, financial and operational resources to establish sufficient infrastructure such as underwriting, actuarial, risk management, compliance or other processes. If we are unable to effectively cooperate with joint venture counterparties, or any joint venture counterparty fails to meets its obligations under the joint venture arrangement, encounters financial difficulty, or elects to alter, modify or terminate the relationship, we may be unable to exercise management control or influence over these joint venture operations and our ability to achieve our objectives and our results of operations may be negatively impacted.
Risks Relating to Legal Entity Reorganizations
In addition, we may reorganize or consolidate the legal entities through which we conduct business. For example, in November 2014, the Mergers were completed. See “Business — Overview.” The implementation of legal entity reorganizations is a complex undertaking and involves a number of risks similar to those outlined above that are present in the case of an acquisition, including additional costs and expenses, information technology-related delays and problems, loss of key personnel and distraction of management. Many aspects of these transactions are subject to regulatory approvals from a number of different jurisdictions. We may not obtain needed regulatory approvals in the timeframe anticipated or at all, which could reduce or prevent us from realizing the anticipated benefits of these transactions. These transactions or the related regulatory approvals may entail modifications of certain aspects of our operations, the composition of certain of our investment portfolios, and/or the cost of our derivatives hedging activities, which could result in additional costs or reduce net investment income. Any of these risks, if realized, could result in a material adverse effect on our business, results of operations or financial condition.

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
At times throughout the past several years, volatile conditions have characterized financial markets. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Weakness in the energy and metals and mining sectors and concerns about the political and/or economic stability of countries in regions outside the European Union (“EU”), including China, Ukraine, Russia, Argentina, Brazil, Japan and the Middle East, as well as Puerto Rico, have contributed to global market volatility. Concerns about global economic conditions, capital markets and the solvency of certain EU member states, their banking systems and the financial institutions that have significant direct or indirect exposure to debt issued by these countries or their respective banking systems, have also been a cause of elevated levels of market volatility. This market volatility has affected the performance of various asset classes at various times, and it could continue until there is an ultimate resolution of these sovereign debt and banking system-related concerns. Any of these factors could have significant adverse effects on the economy and financial markets generally.
To the extent these uncertain financial market conditions persist, our revenues and net investment income are likely to remain under pressure. Similarly, sustained periods of low interest rates could cause our profit margins to erode. See “— We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.” Also, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant capital and/or operating losses due to, among other reasons, losses incurred in our general account and as a result of the impact on us of guarantees,capital maintenance obligations and/or collateral requirements associated with our affiliated reinsurers and other similar arrangements. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility, which may also increase the cost and limit the availability of the hedging instruments and other protective measures we take to mitigate such risk.
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
Difficult conditions in the global capital markets and the economy may continue to raise the possibility of legislative, judicial, regulatory and other governmental actions. See “— Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” and “— Risks Related to Our Business — Competitive Factors May Adversely Affect Our Market Share and Profitability” below.

Adverse Global Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Our Access to Capital and Our Cost of Capital
The global capital and credit markets may be subject to periods of extreme volatility. Disruptions in capital markets could cause our liquidity and credit capacity to be limited.
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
In the event global capital market or other conditions have an adverse impact on our capital and liquidity, or our stress-testing indicates that such conditions could have such an impact beyond expectations and our current resources do not satisfy our needs or regulatory requirements, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as the then current market conditions, regulatory considerations, availability of credit to us and the financial services industry generally, our credit ratings and credit capacity, and the perception of our customers and lenders regarding our long- or short-term financial prospects if we incur large operating or investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
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
We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period
We are exposed to significant global financial and capital markets risks, including changes in interest rates, credit spreads, equity, oil and commodity prices, real estate markets, foreign currency exchange rates, market volatility, global economic performance in general, the performance of specific obligors, including governments, included in our investment portfolio and other factors outside our control.
Interest Rate Risk
Some of our products, principally traditional life, universal life, fixed annuities and guaranteed interest contracts, expose us to the risk that changes in interest rates will reduce our investment margin or “spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support obligations under such contracts. Our spread is a key component of our net income.

In a low interest rate environment, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our investment margin. Moreover, borrowers may prepay or redeem the fixed income securities and commercial, agricultural or residential mortgage loans in our investment portfolio with greater frequency in order to borrow at lower market rates, thereby exacerbating this risk. Although lowering interest crediting rates can help offset decreases in spreads on some products, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. See “— Risks Related to Our Business — Guarantees Within Certain of Our Products May Decrease Our Earnings, Increase the Volatility of Our Results, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk.”
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
We are also affected by the monetary policies of the Federal Reserve Board and of central banks around the world. Actions resulting from these policies may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the income we earn on our investments or the level of product sales.
Increases in interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest rate sensitive products competitive. We, therefore, may have to accept a lower credit spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which may result in realized investment losses. Unanticipated withdrawals, terminations and substantial policy amendments may cause us to accelerate the amortization of DAC and VOBA, which reduces net income. An increase in interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio. Finally, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds. However, this increase in interest rates would typically cause any guaranteed living benefits to decline in value.
We manage interest rate risk as part of our asset and liability management strategies, which include maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. We also use derivatives to mitigate interest rate risk. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our interest sensitive liabilities. See “Quantitative and Qualitative Disclosures About Market Risk.”
Credit Spreads
Our exposure to credit spreads primarily relates to market price volatility and cash flow variability associated with changes in such spreads. Market price volatility can make it difficult to value certain of our securities if trading becomes less frequent. In such case, valuations may include assumptions or estimates that may have significant period-to-period changes, which could have a material adverse effect on our results of operations or financial condition. If there is a resumption of significant volatility in the markets, it could cause changes in credit spreads and defaults and a lack of pricing transparency which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.

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
Real Estate Risk
Our primary exposure to real estate risk relates to commercial, agricultural and residential real estate. Our exposure to these risks stems from various factors, including the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility and interest rate fluctuations. Although we manage credit risk and market valuation risk for our commercial, agricultural and residential real estate assets through geographic, property type and product type diversification, and asset allocation, general economic conditions in the commercial, agricultural and residential real estate sectors will continue to influence the performance of these investments. These factors, which are beyond our control, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.
Obligor-Related Risks
Our investment portfolio contains investments in government bonds issued by certain EU member states, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. A number of member states are significantly impacted by the economies of their more influential neighbors and financial troubles of one nation can lead to troubles in others. In particular, a number of large European banks hold significant amounts of sovereign and/or financial institution debt of other European nations and could experience difficulties as a result of defaults or declines in the value of such debt. Concerns regarding these difficulties could disrupt the functioning of the financial markets.
Our investment portfolio also contains investments, primarily in revenue bonds issued under the auspices of U.S. states and municipalities, and a limited amount of general obligation bonds of U.S. states and municipalities (collectively, “State and political subdivision securities”). Various U.S. states and municipalities have faced budget deficits and financial difficulties. The financial difficulties of such U.S. states and municipalities could have an adverse impact on our State and political subdivision securities.
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
Regulatory and Legal Risks
Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation,” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments.”
Insurance Regulation
State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, can sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. For example, like many life insurance companies, we use captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. State insurance regulators and the NAIC are investigating the use of affiliated captive reinsurers and offshore entities to reinsure insurance risks and a few states, including New York and California, have imposed a moratorium on new reinsurance transactions between life insurers domiciled in those states and captive reinsurers. See “Business — Regulation — Insurance Regulation — Insurance Regulatory Examinations and Other Activities.” If additional state insurance regulators restrict the use of such captive reinsurers, or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products and/or our RBC ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. Such restrictions could also affect statutory reserve funding. See “— Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity.”
U.S. Federal Regulation Affecting Insurance
Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. The report raised the possibility of a greater role for the federal government if states do not achieve greater uniformity in their laws and regulations. We cannot predict whether any such legislation or regulatory changes will be adopted, or what impact they will have on our business, financial condition or results of operations. See “Business — Regulation — Insurance Regulation — Federal Initiatives.”
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

The DOL proposed new regulations in April 2015 that would substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MetLife USA, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. The DOL also proposed amendments to its prohibited transaction exemptions, and proposed a new exemption that would apply more onerous disclosure and contract requirements to, and increase fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs. If the new DOL proposals become final, MetLife USA may find it necessary to change sales representative and/or broker compensation and may limit the assistance or advice they can provide. See “Business — Regulation — ERISA Considerations.”
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
Regulation of MetLife, Inc. as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations
Regulation of MetLife, Inc. as a Non-Bank SIFI
On December 18, 2014, the FSOC designated MetLife, Inc. as a non-bank SIFI. As a non-bank SIFI, MetLife, Inc. is subject to regulation by the Federal Reserve and to enhanced supervision and prudential standards, which could adversely affect our competitive position. Many of the regulatory requirements that will apply to MetLife, Inc. as a non-bank SIFI have not been specified. In particular, the Federal Reserve Board has not determined the requirements that will govern the amount and composition of capital that MetLife, Inc. is required to hold. On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. See Note 18 of the Notes to the Consolidated Financial Statements. No assurance can be given regarding the form that the proposed Separation may take or the specific terms thereof, or that the Separation will in fact occur. Furthermore, there can be no assurance that the new company that would be created in connection with the Separation will not be designated by the FSOC as a non-bank SIFI or that any actions taken in furtherance of this plan will cause the FSOC to revoke its designation of MetLife, Inc. as a non-bank SIFI.
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
MetLife, Inc. may also be subject to additional prudential standards that the Federal Reserve Board may promulgate for non-bank SIFIs which will likely include leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, and early remediation procedures. In addition, non-bank SIFIs are required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. The Federal Reserve Board also has the right to require us or any of our insurance company affiliates, to take prompt action to correct any financial weaknesses. In addition, as a result of MetLife, Inc.’s designation as a non-bank SIFI, under the Volcker Rule, MetLife, Inc. could be subject to the imposition by the Federal Reserve Board of additional capital requirements and quantitative limits on certain of its trading and investment activities.

As a non-bank SIFI, MetLife, Inc. may consider structural and other business alternatives that may be available to it in response to such designation, and we cannot predict the impact that any such alternatives, if implemented, may have on us. See Note 18 of the Notes to the Consolidated Financial Statements for information on MetLife, Inc.’s announcement of its plan to pursue the Separation.
Together with other non-bank SIFIs and certain other large financial companies, MetLife, Inc. can be assessed under Dodd-Frank for any uncovered costs arising in connection with the resolution of a systemically important financial company. In addition, together with other non-bank SIFIs, MetLife, Inc. must pay certain assessments and other charges to offset certain costs incurred by the Federal Reserve Board in fulfilling its oversight role and in connection with the Financial Research Fund within the U.S. Department of Treasury that funds the Office of Financial Research.
See “Business — Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI” for additional information regarding regulation of MetLife, Inc. as a non-bank SIFI.
Global Systemically Important Insurers
In the wake of the financial crisis, national and international authorities have proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. For example, the IAIS is participating in the FSB’s initiative to identify and manage global systemically important financial institutions. To this end, the IAIS published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs and, on this basis, the FSB again so designated MetLife, Inc. While the regulatory standards that would apply to G-SIIs are still being developed, they will include enhanced capital standards and supervision and other additional requirements that would not apply to companies that are not G-SIIs. The IAIS proposals would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. of such proposals is uncertain. See “Business — Regulation — Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers.”
The Dodd-Frank Provisions Compelling the Liquidation of Certain Types of Financial Institutions Could Materially and Adversely Affect MetLife, Inc., as Such a Financial Institution and as an Investor in Other Such Financial Institutions, as well as Our Investors
Under provisions of Dodd-Frank, if MetLife, Inc. or another financial institution were to become insolvent or were in danger of defaulting on its obligations and it was determined that such default would have serious effects on financial stability in the U.S., it could be compelled to undergo liquidation with the FDIC as receiver. While under this new regime an insurance company would be resolved in accordance with state insurance law, if the FDIC were appointed as the receiver for another type of a company (including an insurance holding company such as MetLife, Inc.), liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. In an FDIC-managed liquidation, holders of a company’s debt could be treated differently than under the Bankruptcy Code and similarly-situated creditors could be treated differently. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. These provisions could also apply to financial institutions whose debt securities we hold in our investment portfolio and could adversely affect our position as a creditor and the value of our holdings.
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
Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Affect our Profitability as a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products
The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, and The Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (together, the “Affordable Care Act”), may lead to fundamental changes in the way that employers provide health care benefits and other forms of compensation to their employees and former employees.
We depend on employees of MetLife, Inc. affiliates to conduct our business. These employees are offered employment-related benefits and benefits are also provided to certain retirees. These benefits are provided under complex plans that are subject to a variety of regulatory requirements. The Affordable Care Act or related regulations or regulatory actions could adversely affect MetLife, Inc. affiliates’ ability to attract, retain and motivate our associates. They could also result in increased or unpredictable costs to provide employee benefits, and could harm our competitive position if we are subject to fees, penalties, tax provisions or other limitations in the Affordable Care Act and our competitors are not.

Changes in U.S. Federal, State Securities and State Insurance Laws and Regulations May Affect Our Operations and Our Profitability
Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies. As a result, our activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws.
Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets, and to protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with the securities laws and regulations. A number of changes have recently been proposed or adopted to the laws and regulations that govern the conduct of our variable insurance products business and our distributors. The future impact of recently adopted revisions to laws and regulations, as well as revisions that are still in the proposal stage, on the way we conduct our business and the products we sell is unclear. Such impact could adversely affect our operations and profitability, including increasing the regulatory and compliance burden upon us, resulting in increased costs. See “Business — Regulation — ERISA Considerations” and “Business — Regulation — Securities Regulation.”
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
Additionally, U.S. tax laws currently afford certain tax treatment to life insurance and annuity products. The Obama Administration and some members of Congress have proposed certain changes to rules applicable to certain of these products and to individual income tax rates in general. Changes in tax laws could make some of our products less attractive to consumers. A shift away from life insurance and annuity contracts and other tax-deferred products by our customers would reduce our income from sales of these products, as well as the asset base upon which we earn investment income and fees, thereby reducing our earnings and potentially affecting the value of our deferred tax assets. Federal budgets have been proposed that would change selected company tax provisions and could adversely impact product affordability and availability. Tax reform proposals have also been made in recent Congresses to modify company tax treatment similar to those in the proposed budgets. These proposals have not advanced.
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
A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Even if we ultimately prevail in the litigation, regulatory action or investigation, our ability to attract new customers, retain our current customers and recruit and retain employees could be materially and adversely impacted. Regulatory inquiries and litigation may also cause volatility in the price of stocks of companies in our industry.

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
Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Derivatives Transactions or Specified Assets in Connection with OTC-Cleared and OTC-Bilateral Transactions May Adversely Affect Our Liquidity, Expose Us to Central Clearinghouse and Counterparty Credit Risk, and Increase our Costs of Hedging
Substantially all of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. Certain derivatives financing transactions require us to pledge collateral or make payments related to declines in the estimated fair value of the specified assets under certain circumstances to central clearinghouses or our counterparties. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances and will increase as a result of the requirement to pledge initial margin for OTC cleared transactions entered into after June 10, 2013 and for OTC bilateral transactions entered into after the phase-in period, which would be applicable to us in 2020 as a result of the adoption by the Prudential Regulators and the CFTC of final margin requirements for non-centrally cleared derivatives. Although the final rules allow us to pledge a broad range of non-cash collateral as initial and variation margin, the Prudential Regulators, CFTC, central clearinghouses and counterparties may restrict or eliminate certain types of previously eligible collateral or charge us to pledge such non-cash collateral, which would increase our costs and could adversely affect the liquidity of our investments and the composition of our investment portfolio. See “Business — Regulation — Regulation of Over-the-Counter Derivatives,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Pledged Collateral” and Note 9 of the Notes to the Consolidated Financial Statements.

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
The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of structured securities could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC level. Levels of writedowns or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities, as well as our intent and ability to hold equity securities which have declined in value until recovery. Realized losses or impairments on these securities may have a material adverse effect on our net income in a particular quarterly or annual period.
Our Valuation of Securities and Investments and the Determination of the Amount of Allowances and Impairments Taken on Our Investments Are Subjective and Include Methodologies, Estimations and Assumptions Which Are Subject to Differing Interpretations and Market Conditions and, if Changed, Could Materially Adversely Affect Our Results of Operations or Financial Condition
Fixed maturity and equity securities, as well as short-term investments that are reported at estimated fair value represent the majority of our total cash and investments. We define fair value generally as the price that would be received to sell an asset or paid to transfer a liability. Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold may have a material adverse effect on our results of operations or financial condition. See Notes 1 and 10 of the Notes to the Consolidated Financial Statements.
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

Defaults on Our Mortgage Loans and Volatility in Performance May Adversely Affect Our Profitability
Our mortgage loans face default risk and are principally collateralized by commercial, agricultural and residential properties. We establish valuation allowances for estimated impairments, which are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlooks, as well as other relevant factors. In addition, substantially all of our commercial and agricultural mortgage loans held-for-investment have balloon payment maturities. An increase in the default rate of our mortgage loan investments or fluctuations in their performance could have a material adverse effect on our business, results of operations and financial condition.
Further, any geographic or property type concentration of our mortgage loans may have adverse effects on our investment portfolio and consequently on our results of operations or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on the investment portfolio to the extent that the portfolio is concentrated. Moreover, our ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time. In addition, legislative proposals that would allow or require modifications to the terms of mortgage loans could be enacted. We cannot predict whether these proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business or investments. See Note 1 of the Notes to the Consolidated Financial Statements.
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
An Inability to Access Credit Facilities Could Result in a Reduction in Our Liquidity and Lead to Downgrades in MetLife, Inc.’s Credit Ratings and Our Financial Strength and Credit Ratings
We rely on the $4.0 billion unsecured credit facility maintained by MetLife, Inc. and MetLife Funding, Inc., an affiliate (the “Credit Facility”), as a potential source of liquidity. The availability of the Credit Facility could be critical to MetLife, Inc.’s credit ratings, as well as our financial strength and credit ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are tight. The Credit facility contains certain administrative, reporting, legal and financial covenants, including a requirement to maintain a specified minimum consolidated net worth.

The right to borrow funds under the Credit Facility is subject to the fulfillment of certain important conditions, including compliance with all covenants, and the ability to borrow under the Credit Facility is also subject to the continued willingness and ability of the lenders that are parties to the Credit Facility to provide funds. Failure to comply with the covenants in the Credit Facility or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the Credit Facility, would restrict the ability to access the Credit Facility when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.
A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings, or MetLife, Inc.’s Credit Ratings, Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations
Financial strength ratings are published by various Nationally Recognized Statistical Rating Organizations (“NRSROs”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs’ opinion regarding an insurance company’s ability to meet contractholder and policyholder obligations and are important to maintaining public confidence in our products and our competitive position. See “Business — Company Ratings” for additional information regarding our financial strength ratings.
Downgrades in our financial strength ratings or changes to our rating outlooks could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products, annuities and other investment products;

•	impacting our ability to generate cash flows from issuances of funding agreements and other capital markets products;

•	adversely affecting our relationships with our sales force and independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to post additional collateral under certain of our financing and derivative transactions;

•	requiring us to reduce prices for many of our products and services to remain competitive; and

•	adversely affecting our ability to obtain reinsurance at reasonable prices or at all.
In addition to our financial strength ratings, various NRSROs also publish credit ratings for MetLife, Inc. and several of its subsidiaries. Credit ratings indicate the NRSROs’ opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in MetLife, Inc.’s and our overall funding profile and ability to access certain types of liquidity. Downgrades in MetLife, Inc.’s credit ratings or our financial strength or credit ratings or changes to MetLife, Inc.’s or our rating outlooks could have a material adverse effect on our financial condition and results of operations in many ways, including limiting our access to capital markets, potentially increasing the cost of debt, and requiring us to post collateral. See Note 9 of the Notes to the Consolidated Financial Statements for information regarding the impact of a one-notch downgrade with respect to derivative transactions with financial strength downgrade triggers and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Pledged Collateral” for further information on the impact of a one-notch downgrade.
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
If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations
We use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance, indemnification and derivatives do not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers, indemnitors, counterparties and central clearinghouses. A reinsurer’s, indemnitor’s, counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivatives agreements with us or inability or unwillingness to return collateral could have a material adverse effect on our financial condition and results of operations, including our liquidity. See “Business — Reinsurance Activity.”
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
Due to the nature of the underlying risks and the uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements, which change from time to time, the assumptions used to establish the liabilities, as well as our actual experience. If the liabilities originally established for future benefit payments prove inadequate, we must increase them. Such increases could affect earnings negatively and have a material adverse effect on our business, results of operations and financial condition. See “Business — Policyholder Liabilities.”

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
Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. Significant influenza pandemics have occurred three times in the last century; however, the likelihood, timing, and severity of a future pandemic cannot be predicted. A significant pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output and, eventually, on the financial markets. In addition, a pandemic that affected MetLife employees or the employees of our distributors or of other companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses experienced by us. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.
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
Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity
We currently utilize capital markets solutions to finance a portion of our statutory reserve requirements for several products, including, but not limited to, our level premium term life subject to the NAIC Model Regulation Valuation of Life Insurance Policies (commonly referred to as XXX), and universal and variable life policies with secondary guarantees subject to NAIC Actuarial Guideline 38 (commonly referred to as AXXX). While we have financing facilities in place for certain previously written business, certain of these facilities are subject to cost increases upon the occurrence of specified ratings downgrades of MetLife or are subject to periodic re-pricing. Any resulting cost increases could negatively impact our financial results.

Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. Currently, state insurance regulators and the NAIC are investigating the use of captive reinsurers and offshore entities to reinsure insurance risks. See “— Regulatory and Legal Risks — Our Insurance Businesses are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” Insurance regulators in a few states, including New York and California, have imposed a moratorium on new reinsurance transactions between life insurers domiciled in those states and captive reinsurers. If additional state insurance regulators determine to restrict the use of captive reinsurers for purposes of funding reserve requirements or capacity in the capital markets otherwise becomes unavailable for a prolonged period of time, thereby hindering our ability to obtain funding for these new structures, our ability to write additional business in a cost effective manner may be impacted.
Competitive Factors May Adversely Affect Our Market Share and Profitability
We believe competition amongst insurance companies is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete with a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have pre-existing customer bases for financial services products. These competitive pressures may adversely affect the persistency of our products, as well as our ability to sell our products in the future.
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
In addition, since numerous aspects of our business are subject to regulation, legislative and other changes affecting the regulatory environment for our business may have, over time, the effect of supporting or burdening some aspects of the financial services industry more than others. This can affect our competitive position within the life insurance industry and within the broader financial services industry. See “Business — Regulation,” “— Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” and “— Regulatory and Legal Risks — Changes in U.S. Federal, State Securities and State Insurance Laws and Regulations May Affect Our Operations and Our Profitability.”
If Our Business Does Not Perform Well, We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against the Deferred Income Tax Asset, Which Could Adversely Affect Our Results of Operations or Financial Condition
We perform our goodwill impairment testing using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business one level below the operating segment under certain circumstances.
The estimated fair value of the reporting unit is impacted by the performance of the business, which may be adversely impacted by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such writedowns could have an adverse effect on our results of operations or financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Goodwill” and Notes 1 and 11 of the Notes to the Consolidated Financial Statements.
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
If Our Business Does Not Perform Well or if Actual Experience Versus Estimates Used in Valuing and Amortizing DAC, Deferred Sales Inducements (“DSI”) and VOBA Vary Significantly, We May Be Required to Accelerate the Amortization and/or Impair the DAC, DSI and VOBA Which Could Adversely Affect Our Results of Operations or Financial Condition
We incur significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition of new and renewal insurance business are deferred and referred to as DAC. Bonus amounts credited to certain policyholders, either immediately upon receiving a deposit or as excess interest credits for a period of time, are deferred and referred to as DSI. VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. DAC, DSI and VOBA related to fixed and variable universal life and deferred annuity contracts are amortized in proportion to actual and expected future gross profits and for most participating contracts in proportion to actual and expected future gross margins. The amount of future gross profit or margin is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, we anticipate that investment returns are most likely to impact the rate of amortization of DAC for the aforementioned contracts.
If actual gross profits or margins are less than originally expected, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to income. Significant or sustained equity market declines could result in an acceleration of amortization of DAC, DSI and VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “— Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary From Period to Period” for a discussion of how significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period.
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
Recently, we have been diversifying the concentration of income benefits in the portfolio of the Company’s Retail Annuities business by focusing on guaranteed minimum withdrawal benefits, variable annuities without living benefits and index-linked annuities. To this end, the GMIBs will not be available for new purchases after February 19, 2016.
We also use hedging and other risk management strategies to mitigate the liability exposure and the volatility of net income associated with these liabilities. These strategies involve the use of reinsurance and derivatives, which may not be completely effective. For example, in the event that reinsurers, derivative counterparties or central clearinghouses are unable or unwilling to pay, we remain liable for the guaranteed benefits. See “— If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations.”

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
Operational Risks
MetLife’s Risk Management Policies and Procedures May Leave Us Exposed to Unidentified or Unanticipated Risk, Which Could Negatively Affect Our Business
MetLife’s enterprise risk management is designed to mitigate material risks and loss to MetLife. MetLife develops and periodically updates risk management policies and procedures for itself and its subsidiaries, including us, to reflect ongoing review of risks and expects to continue to do so in the future. Nonetheless, these policies and procedures may not be comprehensive and may not identify every risk to which we are exposed. Many of MetLife’s methods for managing risk and exposures are based upon the use of observed historical market behavior to model or project potential future exposure. Models used by MetLife’s business are based on assumptions and projections. These models may not operate properly or input and assumptions may be inaccurate. As a result, these methods may not fully predict future exposures, which can be significantly greater than historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to MetLife. This information may not always be accurate, complete, up-to-date or properly evaluated. In addition, more extensive and perhaps different risk management policies and procedures might have to be implemented under pending regulations. See “Business — Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI,” “Business — Regulation — Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers” and “Quantitative and Qualitative Disclosures About Market Risk.”
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
The Failure in Cyber- or Other Information Security Systems, as well as the Occurrence of Events Unanticipated in MetLife’s Disaster Recovery Systems and Management Continuity Planning, Could Result in a Loss or Disclosure of Confidential Information, Damage to Our Reputation and Impairment of Our Ability to Conduct Business Effectively
Our business is highly dependent upon the effective operation of MetLife’s computer systems. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. We also retain confidential and proprietary information on our computer systems and we rely on sophisticated technologies to maintain the security of that information. MetLife’s computer systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyberattacks or other computer-related penetrations. While, to date, MetLife has not experienced a material breach of cybersecurity, administrative and technical controls and other preventive actions we take to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.
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

The failure of our computer systems and/or our disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. Although we conduct due diligence, negotiate contractual provisions and, in many cases, conduct periodic reviews of our vendors, distributors, and other third parties that provide operational or information technology services to us to confirm compliance with MetLife enterprise information security standards, the failure of such third parties’ computer systems and/or their disaster recovery plans for any reason might cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While MetLife maintains cyber liability insurance that provides both third-party liability and first- party liability coverages, this insurance may not be sufficient to protect us against all losses. MetLife, Inc. and its subsidiaries maintain a primary cybersecurity and privacy liability insurance policy with a limit of $15 million, and have additional coverage for cybersecurity and privacy liability available under blended professional liability excess coverage policies with a total limit of $210 million.
MetLife Associates May Take Excessive Risks Which Could Negatively Affect Our Financial Condition and Business
As an insurance enterprise, we are in the business of accepting certain risks. The MetLife associates who conduct our business, including executive officers and other members of management, sales managers, investment professionals, product managers, sales agents, and other associates, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. MetLife endeavors, in the design and implementation of compensation programs and practices, to avoid giving associates incentives to take excessive risks; however, associates may take such risks regardless of the structure of these compensation programs and practices. Similarly, although MetLife employs controls and procedures designed to monitor associates’ business decisions and prevent them from taking excessive risks, and to prevent employee misconduct, these controls and procedures may not be effective. If MetLife associates take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and business operations.
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
We believe that our properties are suitable and adequate for our current and anticipated business operations. MetLife arranges for property & casualty coverage on our properties, taking into consideration our risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with the renewal of those coverages, MetLife has arranged $500 million of property insurance, including coverage for terrorism, on our real estate portfolio through May 1, 2016, its renewal date.
Item 3. Legal Proceedings
See Note 16 of the Notes to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
No established public trading market exists for MetLife Insurance Company USA’s common equity; all of MetLife Insurance Company USA’s common stock is held by MetLife, Inc. In August 2014, MICC redeemed and retired 4,595,317 shares of its common stock which were owned by MetLife Investors Group, LLC for $1.4 billion.

During the year ended December 31, 2015, MetLife Insurance Company USA paid cash dividends of $500 million to MetLife, Inc. During the year ended December 31, 2014, a predecessor company to MetLife Insurance Company USA paid an aggregate of $155 million in cash dividends to MetLife, Inc. See Note 13 of the Notes to the Consolidated Financial Statements for a discussion of restrictions on MetLife Insurance Company USA’s ability to pay dividends. The maximum amount of dividends which MetLife Insurance Company USA may pay in 2016, without prior regulatory approval, is $586 million.
Item 6. Selected Financial Data
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MetLife USA,” the “Company,” “we,” “our” and “us” refer to MetLife Insurance Company USA (formerly, MICC), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. MetLife Insurance Company USA is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction I(2)(a) of Form 10-K. This narrative analysis should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s consolidated financial statements included elsewhere herein.
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
Overview
The Company offers individual annuities, individual life insurance, and institutional protection and asset accumulation products and is organized into two segments: Retail and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. See also “— Other Key Information” for information on MetLife, Inc.’s announcement of its plan to pursue the Separation. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
Other Key Information
On February 28, 2016, MetLife, Inc. entered into a purchase agreement with MassMutual pursuant to which MassMutual will acquire MetLife’s U.S. Retail advisor force, the MetLife Premier Client Group, together with its affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc., and certain related assets. As part of the transaction, MetLife, Inc. and MassMutual have also agreed to enter into a product development agreement under which MetLife’s U.S. Retail business will be the exclusive developer of certain annuity products to be issued by MassMutual. The transaction is subject to certain closing conditions, including regulatory approval.
On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. MetLife is currently evaluating structural alternatives for the proposed Separation, including a public offering of shares in an independent, publicly traded company, a spin-off, or a sale. The completion of a public offering would depend on, among other things, the SEC filing and review process, as well as market conditions. Any Separation that might occur will be subject to the satisfaction of various conditions and approvals, including approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions.
In the first quarter of 2015, the Company implemented certain segment reporting changes related to the measurement of segment operating earnings, which included revising the Company’s capital allocation methodology. These changes were applied retrospectively and did not have an impact on total consolidated operating earnings or net income. See “Business — Overview” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.
In November 2014, MetLife Insurance Company of Connecticut re-domesticated from Connecticut to Delaware, changed its name to MetLife Insurance Company USA and merged with its subsidiary, MLI-USA, and its affiliates, MLIIC and Exeter. See Note 3 of the Notes to the Consolidated Financial Statements.

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
Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization with an offset to our unearned revenue liability which nets to approximately $130 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable universal life contracts and variable deferred annuity contracts is 7.25%.
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
Our most significant assumption updates resulting in a change to expected future gross margins and profits and the amortization of DAC and VOBA are due to revisions to expected future investment returns, expenses, in-force or persistency assumptions and policyholder dividends on variable and universal life contracts and annuity contracts. We expect these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.
See Note 6 of the Notes to the Consolidated Financial Statements for additional information on DAC and VOBA.

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
Derivatives
The determination of the estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 10 of the Notes to the Consolidated Financial Statements for additional details on significant inputs into the OTC derivative pricing models and credit risk adjustment.

We issue variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates. The valuation of these embedded derivatives also includes an adjustment for our nonperformance risk and risk margins for non-capital market inputs. The nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of MetLife Insurance Company USA as compared to MetLife, Inc. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
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

For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit goodwill is compared to the carrying value of that goodwill to measure the amount of impairment loss, if any. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition. The Company tests goodwill for impairment by either performing a qualitative assessment or a two-step quantitative test. The qualitative assessment is an assessment of historical information and relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect not to perform the qualitative assessment for some or all of its reporting units and instead perform a two-step quantitative impairment test. In performing the two-step quantitative impairment test, the Company may use a market multiple valuation approach and a discounted cash flow valuation approach. For reporting units which are particularly sensitive to market assumptions, the Company may use additional valuation methodologies to estimate the reporting units’ fair values. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, control premium, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit.
During 2015, the Company performed its annual goodwill impairment testing and concluded that the fair value of the Corporate Benefit Funding reporting unit was in excess of its carrying value and, therefore, goodwill was not impaired.
During 2014, prior to the Mergers, the Company performed its annual goodwill impairment test on the Corporate Benefit Funding reporting unit by utilizing a qualitative assessment and the Company determined it was not more than likely that the fair value of the reporting unit was less than its carrying amount, and therefore no further testing was needed. For the Retail Annuities reporting unit, for which goodwill was held at MLIIC, the Company utilized a market multiple valuation approach and determined that goodwill was not impaired.
As a result of the Mergers (see Note 3 of the Notes to the Consolidated Financial Statements) and the segment reporting changes (see “— Overview — Other Key Information”), goodwill was re-tested for impairment during the fourth quarter of 2014. For the Corporate Benefit Funding reporting unit, an updated qualitative assessment was performed and the Company determined it was not more than likely that the fair value of the reporting unit was less than its carrying amount, and, therefore no further testing was needed for this reporting unit. For the Retail Annuities reporting unit, the Company performed a two-step quantitative impairment test comprised of a market multiple valuation and a discounted cash flow valuation and both approaches resulted in a fair value that was less than the carrying value, indicating a potential impairment. As a result, Step 2 of the goodwill impairment process was performed, which compares the implied fair value of the reporting unit’s goodwill with its carrying value. This analysis indicated that the recorded goodwill associated with this reporting unit was not recoverable. Therefore, the Company recorded a non-cash charge of $33 million with no income tax impact for the impairment of the entire goodwill balance that is reported in goodwill impairment in the consolidated statements of operations for the year ended December 31, 2014.
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
Income Taxes
We provide for federal, state and foreign income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Our accounting for income taxes represents our best estimate of various events and transactions. Tax laws are often complex and may be subject to differing interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign.
In establishing a liability for unrecognized tax benefits, assumptions may be made in determining whether, and to what extent, a tax position may be sustained. Once established, unrecognized tax benefits are adjusted when there is more information available or when events occur requiring a change.
Valuation allowances are established against deferred tax assets when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. See Note 1 of the Notes to the Consolidated Financial Statements for additional information relating to our determination of such valuation allowances.
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
See Notes 1 and 15 of the Notes to the Consolidated Financial Statements for additional information on our income taxes.
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

Dispositions
See Note 4 of the Notes to the Consolidated Financial Statements for information on the Company’s sale of its wholly-owned subsidiary, MAL.

Results of Operations
Consolidated Results
Business Overview. Annuity sales increased 18% due to higher sales of equity indexed-linked annuities and as a result of new variable annuity products introduced in late 2014 and early 2015. Life sales increased 14%, largely driven by increases in our term life products (due to pricing actions) and whole life products (due to a continued focus on our enhanced underwriting programs). A significant portion of our operating earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances have declined due to market performance along with the impact of negative net flows from our deferred annuities business and our Corporate Benefit Funding segment as benefits, surrenders and withdrawals exceeded sales.

	Years Ended December 31,
	2015	2014
	(In millions)
Revenues
Premiums	$1,433	$1,152
Universal life and investment-type product policy fees	2,940	3,193
Net investment income	2,615	2,669
Other revenues	504	539
Net investment gains (losses)	36	(469)
Net derivative gains (losses)	(424)	(181)
Total revenues	7,104	6,903
Expenses
Policyholder benefits and claims	2,696	2,764
Interest credited to policyholder account balances	1,037	1,062
Goodwill impairment	—	33
Capitalization of DAC	(325)	(279)
Amortization of DAC and VOBA	595	990
Interest expense on debt	76	109
Other expenses	1,971	1,934
Total expenses	6,050	6,613
Income (loss) before provision for income tax	1,054	290
Provision for income tax expense (benefit)	215	(5)
Net income (loss)	$839	$295
Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014
During the year ended December 31, 2015, income (loss) before provision for income tax increased $764 million ($544 million, net of income tax) over 2014 primarily driven by favorable changes in net investment gains (losses) and other adjustments to net income, partially offset by unfavorable changes in net derivative gains (losses) and our actuarial assumption review. The favorable change in other adjustments to net income was primarily the result of the offsets to investment and derivative gains and losses related to the amortization of DAC and VOBA.
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
Certain direct or assumed variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We use freestanding derivatives to hedge the market risks inherent in these variable annuity guarantees. The valuation of the embedded derivatives includes a nonperformance risk adjustment, which is unhedged, and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $505 million ($328 million, net of income tax) was primarily the result of the 2014 disposition of MAL. For further information on MAL, see Note 4 of the Notes to the Consolidated Financial Statements.
Net Derivative Gains (Losses). Direct and assumed variable annuity embedded derivatives and associated freestanding derivative hedges are collectively referred to as “VA program derivatives” in the following table. All other embedded derivatives and freestanding derivatives that are economic hedges of certain invested assets and insurance liabilities are referred to as “non-VA program derivatives” in the following table. The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Years Ended December 31,
	2015	2014
	(In millions)
Non-VA program derivatives
Interest rate	$71	$260
Foreign currency exchange rate	43	66
Credit	4	16
Equity	(172)	(65)
Non-VA embedded derivatives	110	(311)
Total non-VA program derivatives	56	(34)
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	239	(266)
Nonperformance risk adjustment	25	73
Other risks	(644)	(545)
Total	(380)	(738)
Freestanding derivatives hedging direct and assumed embedded derivatives	(100)	591
Total VA program derivatives	(480)	(147)
Net derivative gains (losses)	$(424)	$(181)

The favorable change in net derivative gains (losses) on non-VA program derivatives was $90 million ($59 million, net of income tax). This was primarily due to a change in the value of the underlying assets and the recapture of a certain reinsurance agreement by an affiliate favorably impacting non-VA embedded derivatives related to affiliated ceded reinsurance written on a coinsurance with funds withheld basis. This favorable change was partially offset by the unfavorable impact of long-term interest rates decreasing less in 2015 than in 2014, unfavorably impacting receive-fixed interest rates swaptions and interest rate swaps primarily hedging long duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $333 million ($216 million, net of income tax). This was due to an unfavorable change of $186 million ($121 million, net of income tax) in market risks on direct and assumed variable annuity embedded derivatives, net of the impact of freestanding derivatives hedging those risks, an unfavorable change of $99 million ($64 million, net of income tax) in other risks in direct and assumed variable annuity embedded derivatives, and an unfavorable change of $48 million ($31 million, net of income tax) related to the change in the nonperformance risk adjustment on direct and assumed variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing $186 million ($121 million, net of income tax) unfavorable change was due to the impact of the recapture of certain variable annuity reinsurance by an affiliate, as well as due to the impact of changes in market factors on the direct and assumed variable annuity embedded derivatives, net of the freestanding derivatives hedging those market factors.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased less in 2015 than in 2014, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased by 3% in 2015 and 31% in 2014.

•
Key equity index levels decreased in 2015 and increased in 2014, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the S&P 500 Index decreased by 1% in 2015 and increased by 11% in 2014.

The foregoing $99 million ($64 million, net of income tax) unfavorable change in other risks in direct and assumed variable annuity embedded derivatives, which includes the impact of the recapture of certain variable annuity reinsurance by an affiliate, reflected:

•	Refinements in the valuation model, which resulted in an unfavorable year over year change in the valuation of the embedded derivatives.

•	The cross effect of capital markets changes, which resulted in an unfavorable year over year change in the valuation of the embedded derivatives.

•
A combination of other factors, including reserve changes influenced by benefit features and policyholder behavior, and foreign currency translation adjustments, which resulted in a favorable year over year change in the valuation of embedded derivatives.

We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The aforementioned $48 million ($31 million, net of income tax) unfavorable change in the nonperformance risk adjustment, which includes the impact of the aforementioned recapture of certain variable annuity reinsurance by an affiliate, was due to an unfavorable change of $99 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees, partially offset by a favorable change of $51 million, before income tax, related to changes in our own credit spread.
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
Actuarial Assumption Review. Results for 2015 include a $144 million ($94 million, net of income tax), net of reinsurance, charge associated with our annual assumption review related to reserves and DAC, of which a $6 million gain ($4 million, net of income tax) was recognized in net derivative gains (losses). Of the $144 million charge, $175 million ($114 million, net of income tax) was related to reserves with a positive offset of $31 million ($20 million, net of income tax) associated with DAC.
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
Results for 2014 include a $159 million ($103 million, net of income tax) benefit, net of reinsurance, associated with our annual assumption review related to reserves and DAC, of which $229 million ($149 million, net of income tax) was recognized in net derivative gains (losses). Of the $159 million benefit, $200 million ($130 million, net of income tax) was related to reserves, offset by a $41 million ($27 million, net of income tax) charge associated with DAC.
Divested Business. Income (loss) before provision for income tax, related to divested business, excluding net investment gains (losses) and net derivative gains (losses), decreased $12 million from 2014. This reflects a decrease in total revenues of $65 million, before income tax, and a decrease in total expenses of $53 million, before income tax. There was no divested business recorded in 2015.
Taxes. Income tax expense for the year ended December 31, 2015 was $215 million, or 20% of income (loss) before provision for income tax, compared with an income tax benefit of $5 million, or 2% of income (loss) before provision for income tax, for the year ended December 31, 2014. The Company’s 2015 effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income. The Company’s 2014 effective tax rate was different from the U.S. statutory rate of 35% primarily due to non-taxable investment income and the tax effects of the MAL divestiture.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings increased $20 million, net of income tax, and was $1.2 billion for both the years ended December 31, 2015 and 2014.

Reconciliation of net income (loss) to operating earnings

	Years Ended December 31,
	2015	2014
	(In millions)
Net income (loss)	$839	$295
Less: Net investment gains (losses)	36	(469)
Less: Net derivative gains (losses)	(424)	(181)
Less: Goodwill impairment	—	(33)
Less: Other adjustments to net income (1)	(205)	(651)
Less: Provision for income tax (expense) benefit	208	425
Operating earnings	$1,224	$1,204
______________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Years Ended December 31,
	2015	2014
	(In millions)
Total revenues	$7,104	$6,903
Less: Net investment gains (losses)	36	(469)
Less: Net derivative gains (losses)	(424)	(181)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(1)	14
Less: Other adjustments to revenues (1)	41	225
Total operating revenues	$7,452	$7,314
Total expenses	$6,050	$6,613
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(168)	153
Less: Goodwill impairment	—	33
Less: Other adjustments to expenses (1)	413	737
Total operating expenses	$5,805	$5,690
______________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results – Operating

	Years Ended December 31,
	2015	2014
	(In millions)
Operating revenues
Premiums	$1,433	$1,150
Universal life and investment-type product policy fees	2,674	2,879
Net investment income	2,841	2,747
Other revenues	504	538
Total operating revenues	7,452	7,314
Operating expenses
Policyholder benefits and claims	2,390	2,213
Interest credited to policyholder account balances	1,034	1,059
Capitalization of DAC	(325)	(279)
Amortization of DAC and VOBA	667	702
Interest expense on debt	68	73
Other expenses	1,971	1,922
Total operating expenses	5,805	5,690
Provision for income tax expense (benefit)	423	420
Operating earnings	$1,224	$1,204
Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in operating earnings were lower costs associated with our variable annuity GMDBs, favorable underwriting results, and higher net investment income, partially offset by lower fee income.
Business Growth. Operating earnings declined as a result of lower earnings from the assumed reinsurance from our former operating joint venture in Japan. In our deferred annuity business, the impact of negative net flows contributed to a decrease in asset-based fee income. Asset-based fee income related to the assumed variable annuity reinsurance agreements partially recaptured in connection with the Mergers also declined. Costs associated with our variable annuity GMDBs were lower. The decline in invested assets was primarily due to a decrease in funding agreement issuances in our Corporate Benefit Funding segment and the aforementioned negative net flows in our deferred annuity business, partially offset by positive net flows in our life businesses. This decline was partially offset by the related decrease in interest credited expense in our Corporate Benefit Funding segment. The changes in business growth discussed above resulted in a $23 million decrease in operating earnings.
Market Factors. Investment returns improved as a result of higher income on interest rate derivatives and real estate joint ventures, as well as increased prepayment fees. This was partially offset by lower returns on other limited partnership interests and lower yields on our fixed maturity securities and mortgage loans as a result of the sustained low interest rate environment. Operating earnings decreased due to higher interest credited expense in our Corporate Benefit Funding segment as a result of higher average interest credited rates, partially offset by lower interest credited expense in our Retail segment as a result of reduced average interest credited rates. In our deferred annuity business, higher costs associated with our variable annuity GMDBs resulted in lower operating earnings. The changes in market factors discussed above resulted in a slight decrease in operating earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable claims experience in our variable and universal life and immediate annuities businesses, partially offset by unfavorable claims experience in our traditional life business, increased operating earnings by $60 million. On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both 2015 and 2014, resulted in a net operating earnings decrease of $22 million and were primarily related to unfavorable DAC unlockings in the life businesses. Refinements to DAC and certain insurance-related liabilities that were recorded in both 2015 and 2014, resulted in a $13 million decrease in operating earnings.

Amortization of DAC. DAC amortization decreased due to a decline in income from lower yields, partially offset by the impact of less favorable separate account returns in 2015 as compared to 2014, resulting in a $5 million increase in operating earnings.
Expenses. Other expenses decreased $9 million mainly as a result of lower project costs.
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
Off-Balance Sheet Arrangements
Collateral for Securities Lending and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $23 million and $60 million at estimated fair value at December 31, 2015 and 2014, respectively. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $0.6 billion and $1.3 billion at December 31, 2015 and 2014, respectively. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but segregated for the benefit of the Company). The amount of this cash collateral was $121 million at December 31, 2014. We did not hold any cash collateral of this type at December 31, 2015. See “— Liquidity and Capital Resources — Liquidity” and Note 9 of the Notes to the Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Guarantees
See “Guarantees” in Note 16 of the Notes to the Consolidated Financial Statements.
Other
Additionally, we enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnership investments and private corporate bond investments. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 8 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “Fixed Maturity and Equity Securities AFS” and “Mortgage Loans” in Note 8 of the Notes to the Consolidated Financial Statements for information on our investments in fixed maturity securities and mortgage loans.
Other than the commitments disclosed in Note 16 of the Notes to the Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund mortgage loans, partnership investments and private corporate bond investments.

Liquidity and Capital Resources
Overview
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. The global markets and economy continue to experience volatility that may affect our financing costs and market interest for our debt securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “Risk Factors — Economic Environment and Capital Markets-Related Risks — Adverse Global Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Our Access to Capital and Our Cost of Capital” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary From Period to Period.”
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
The principal cash inflows from operations come from insurance premiums, annuity considerations, deposit funds, and net investment income, while the principal cash outflows from operations relate to liabilities associated with various life insurance, annuity products, operating expenses and income tax. We typically have a net cash outflow from investment activities because cash inflows from insurance operations are reinvested in accordance with our ALM discipline to fund insurance liabilities. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal financing cash flows come from deposits and withdrawals on policyholder account balances, repayments on debt, dividends on common stock and changes in collateral related to securities lending and derivative activities.
Short-term Liquidity
The Company’s short-term liquidity position was $1.5 billion at both December 31, 2015 and 2014. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including cash collateral received: (i) under our securities lending program, and (ii) from counterparties in connection with derivatives.
Funding Agreements Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements to a variety of sources including special purpose entities, the Federal Home Loan Bank and the Federal Agricultural Mortgage Corporation. We had total obligations under funding agreements of $4.1 billion and $4.9 billion at December 31, 2015 and 2014, respectively. During the years ended December 31, 2015, 2014 and 2013, we issued $17.1 billion, $16.0 billion and $11.9 billion, respectively, and repaid $17.9 billion, $17.7 billion and $12.6 billion, respectively, of funding agreements. See Note 5 of the Notes to the Consolidated Financial Statements.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retail segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the years ended December 31, 2015 and 2014, general account surrenders and withdrawals from annuity products were $2.0 billion and $2.2 billion, respectively. In the Corporate Benefit Funding segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals.

Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2015 and 2014, we were obligated to return cash collateral pledged to the Company of $1.6 billion and $807 million, respectively. At December 31, 2015 and 2014, we had pledged cash collateral of $70 million and $48 million, respectively. With respect to OTC-bilateral derivatives in a net liability position that have financial strength contingent provisions, a one-notch downgrade in MetLife Insurance Company USA’s financial strength rating would not have increased our derivative collateral requirements at December 31, 2015.
We pledge collateral from time to time in connection with funding agreements. See Note 5 of the Notes to the Consolidated Financial Statements.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $9.0 billion and $6.8 billion at December 31, 2015 and 2014, respectively. Of these amounts, $2.6 billion and $2.7 billion at December 31, 2015 and 2014, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2015 was $2.6 billion, over 99% of which were U.S. Treasury and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See Note 8 of the Notes to the Consolidated Financial Statements.
Capital
We manage our capital position to maintain our financial strength ratings. See “Business — Company Ratings.” Our capital position is supported by our ability to generate strong cash flows within our businesses.
Affiliated Captive Reinsurance Transactions
MetLife Insurance Company USA cedes specific policy classes, including term life insurance, universal life insurance and secondary guarantees on universal life insurance to affiliated captive reinsurers. The statutory reserves of such affiliated captive reinsurers are supported by a combination of investment assets and letters of credit issued by unaffiliated financial institutions. MetLife, Inc. has committed to maintain the surplus of certain of these domestic affiliated captive reinsurers, as well as provided a guarantee of one such captive reinsurer’s repayment obligations on the letters of credit. We enter into reinsurance agreements with affiliated captive reinsurers for risk and capital management purposes, as well as to satisfy statutory reserve requirements related to universal and term life insurance policies.
The NAIC continues to review insurance companies’ use of affiliated captive reinsurers and off-shore entities. The Department of Financial Services continues to have a moratorium on new reserve financing transactions involving captive insurers. We are not aware of any states other than New York and California implementing such a moratorium. While such a moratorium would not impact our existing reinsurance agreements with captive reinsurers, a moratorium placed on the use of captives for new reserve financing transactions could impact our ability to write certain products and/or impact our RBC ratios and ability to deploy excess capital in the future. This could result in our need to increase prices, modify product features or limit the availability of those products to our customers. While this affects insurers across the industry, it could adversely impact our competitive position and our results of operations in the future. We continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves and we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results.
Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Consolidated Financial Statements.
Future Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Consolidated Financial Statements.

Non-GAAP and Other Financial Disclosures
In this report, the Company presents certain measures of its performance that are not calculated in accordance with GAAP. We believe that these non-GAAP financial measures enhance the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. The following non-GAAP financial measures should not be viewed as substitutes for the most directly comparable financial measures calculated in accordance with GAAP:

Non-GAAP financial measures:		Comparable GAAP financial measures:
(i)	operating revenues	(i)	GAAP revenues
(ii)	operating expenses	(ii)	GAAP expenses
(iii)	operating earnings	(iii)	net income (loss)
Reconciliations of these measures to the most directly comparable GAAP measures are included in “— Results of Operations.”
Our definitions of the various non-GAAP and other financial measures discussed in this report may differ from those used by other companies:
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
The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”); and

•
Net investment income: (i) includes investment hedge adjustments which represent earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method, and (iv) excludes certain amounts related to securitization entities that are variable interest entities (“VIEs”) consolidated under GAAP.

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

•
Interest credited to policyholder account balances includes adjustments for earned income on derivatives and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment;

•	Amortization of DAC and VOBA excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes costs related to: (i) implementation of new insurance regulatory requirements, and (ii) acquisition and integration costs.

The following additional information is relevant to an understanding of our performance results:

•	We sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

•
Allocated equity is defined as the portion of common stockholders’ equity that MetLife’s management allocates to each of its segments and sub-segments based on local capital requirements and economic capital. See “— Economic Capital.”

Subsequent Events
See Note 18 of the Notes to the Consolidated Financial Statements.
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

Asset/Liability Management
We actively manage our assets using an approach that balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The ALM process is the shared responsibility of the ALM Unit, GRM, the Portfolio Management Unit, and the senior members of MetLife’s business segments and is governed by the ALM Committees. The ALM Committees’ duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the ALM process on a periodic basis. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage by product type. Generally, the ALM Steering Committee oversees the activities of the underlying ALM Committees. The ALM Steering Committee reports to the ERC.

MetLife establishes target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund our liabilities within acceptable levels of risk. The ALM Working Groups monitor these strategies through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality.
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
Interest Rates
Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities, as well as our interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and asset-backed securities, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, policyholder account balances related to certain investment type contracts, and net embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. We employ product design, pricing and ALM strategies to reduce the potential effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset crediting rates for certain products. ALM strategies include the use of derivatives and duration mismatch limits. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.”
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
Equity Market
Along with investments in equity securities, we have exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as net embedded derivatives on variable annuities with guaranteed minimum benefits and certain policyholder account balances. We manage this risk on an integrated basis with other risks through our ALM strategies, including the dynamic hedging of certain variable annuity guarantee benefits, as well as reinsurance, in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. We also manage equity market risk exposure in our investment portfolio through the use of derivatives. Equity exposures associated with other limited partnership interests are excluded from this discussion as they are not considered financial instruments under GAAP.
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
Equity Market Risk Management
The issuance of variable annuities exposes us to market risk. This risk is managed by the ALM Unit in partnership with the Investments Department. Equity market risk is also assumed through our investment in equity securities and is managed by the Investments Department. We use derivatives to mitigate our equity exposure both in certain liability guarantees such as variable annuities with guaranteed minimum benefit and equity securities. These derivatives include exchange-traded equity futures, equity index options contracts, equity variance swaps, and total rate of return swaps (“TRRs”). We also employ reinsurance to manage these exposures.

Hedging Activities
We use derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency exchange rate risk, and equity market risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and statutory capital. Our derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. Our use of derivatives by major hedge programs is as follows:

•
Risks Related to Guaranteed Benefits — We use a wide range of derivative contracts to mitigate the risk associated with variable annuity guaranteed death and living benefits. These derivatives include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options and interest rate option contracts, equity variance swaps and TRRs.

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

•
Foreign Currency Exchange Rate Risk — We use currency swaps and forwards to hedge foreign currency exchange rate risk. These hedges primarily swap foreign currency denominated bonds or equity market exposures to U.S. dollars.

•
General ALM Hedging Strategies — In the ordinary course of managing our asset/liability risks, we use interest rate futures, interest rate swaps, interest rate caps, interest rate floors and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.

Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2015. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

•	the net present values of our interest rate sensitive exposures resulting from a 10% change (increase or decrease) in interest rates;

•	the U.S. dollar equivalent of estimated fair values of our foreign currency exposures due to a 10% change (increase or decrease) in foreign currency exchange rates; and

•	the estimated fair value of our equity positions due to a 10% change (increase or decrease) in equity market prices.
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

The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at:

December 31, 2015
(In millions)
Interest rate risk	$1,072
Foreign currency exchange rate risk	$35
Equity market risk	$117

The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments by type of asset or liability at:

	December 31, 2015
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets
Fixed maturity securities		$52,409	$(1,054)
Equity securities		$409	—
Mortgage loans		$7,386	(75)
Policy loans		$1,347	(6)
Short-term investments		$1,737	—
Cash and cash equivalents		$1,383	—
Accrued investment income		$505	—
Premiums, reinsurance and other receivables		$7,243	(169)
Net embedded derivatives within asset host contracts (2)		$277	(21)
Total assets			$(1,325)
Liabilities (3)
Policyholder account balances		$20,339	$135
Payables for collateral under securities loaned and other transactions		$10,619	—
Long-term debt		$1,070	24
Other liabilities		$217	17
Net embedded derivatives within liability host contracts (2)		$1,324	372
Total liabilities			$548
Derivative Instruments
Interest rate swaps	$23,784	$1,263	$(157)
Interest rate floors	$7,036	$9	(1)
Interest rate caps	$13,792	$38	11
Interest rate futures	$630	$2	(10)
Interest rate options	$18,620	$467	(99)
Interest rate forwards	$35	$8	(2)
Foreign currency swaps	$1,596	$198	(13)
Foreign currency forwards	$185	$3	—
Credit default swaps	$2,114	$12	—
Equity futures	$3,669	$37	—
Equity index options	$44,035	$406	(25)
Equity variance swaps	$14,866	$(314)	1
Total rate of return swaps	$2,814	$(18)	—
Total derivative instruments			$(295)
Net Change			$(1,072)
______________

(1)
Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder. Mortgage loans and long-term debt exclude $172 million and $48 million, respectively, related to consolidated securitization entities (“CSEs”). See Note 8 of the Notes to the Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $33.4 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the yield curve.

Interest rate risk increased by $221 million, or 26%, to $1.1 billion at December 31, 2015 from $851 million at December 31, 2014. This change was primarily due to an increase in interest rates across the U.S. Treasury curves of $259 million. The increase was partially offset by a combined decrease of $37 million from the net impact of reinsurance, affiliated embedded derivatives and the use of derivatives by the Company.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in foreign currency exchange rates by type of asset or liability at:

	December 31, 2015
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in the Foreign Exchange Rate
	(In millions)
Assets
Fixed maturity securities		$52,409	$109
Equity securities		$409	1
Mortgage loans		$7,386	25
Total assets			$135
Liabilities (2)
Policyholder account balances		$20,339	$(16)
Total liabilities			$(16)
Derivative Instruments
Interest rate swaps	$23,784	$1,263	$—
Interest rate floors	$7,036	$9	—
Interest rate caps	$13,792	$38	—
Interest rate futures	$630	$2	—
Interest rate options	$18,620	$467	—
Interest rate forwards	$35	$8	—
Foreign currency swaps	$1,596	$198	(145)
Foreign currency forwards	$185	$3	(13)
Credit default swaps	$2,114	$12	—
Equity futures	$3,669	$37	—
Equity index options	$44,035	$406	4
Equity variance swaps	$14,866	$(314)	—
Total rate of return swaps	$2,814	$(18)	—
Total derivative instruments			$(154)
Net Change			$(35)
______________

(1)
Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder. Mortgage loans exclude $172 million related to CSEs. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding CSEs.

(2)
Excludes $33.4 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% decrease in foreign currency exchange rates.

Foreign currency exchange rate risk increased by $15 million to $35 million at December 31, 2015 from $20 million at December 31, 2014. The increase in risk was primarily due to a $26 million increase in currency exposure due to the use of derivatives. Mostly offsetting this increase is a higher foreign denominated base which decreased our currency exposure by $11 million.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in equity by type of asset or liability at:

	December 31, 2015
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets
Equity securities		$409	$41
Net embedded derivatives within asset host contracts (2)		$277	(19)
Total assets			$22
Liabilities
Policyholder account balances		$20,339	$—
Net embedded derivatives within liability host contracts (2)		$1,324	662
Total liabilities			$662
Derivative Instruments
Interest rate swaps	$23,784	$1,263	$—
Interest rate floors	$7,036	$9	—
Interest rate caps	$13,792	$38	—
Interest rate futures	$630	$2	—
Interest rate options	$18,620	$467	—
Interest rate forwards	$35	$8	—
Foreign currency swaps	$1,596	$198	—
Foreign currency forwards	$185	$3	—
Credit default swaps	$2,114	$12	—
Equity futures	$3,669	$37	(365)
Equity index options	$44,035	$406	(166)
Equity variance swaps	$14,866	$(314)	10
Total rate of return swaps	$2,814	$(18)	(280)
Total derivative instruments			$(801)
Net Change			$(117)
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
Equity price risk decreased by $82 million to $117 million at December 31, 2015 from $199 million at December 31, 2014. This decrease was primarily due to the net impact of derivatives used by the Company.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
MetLife Insurance Company USA:
We have audited the accompanying consolidated balance sheets of MetLife Insurance Company USA (formerly MetLife Insurance Company of Connecticut) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MetLife Insurance Company USA and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 24, 2016

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Balance Sheets
December 31, 2015 and 2014
(In millions, except share and per share data)

	2015	2014
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $50,154 and $46,423, respectively)	$52,409	$50,697
Equity securities available-for-sale, at estimated fair value (cost: $384 and $400, respectively)	409	459
Mortgage loans (net of valuation allowances of $36 and $25, respectively; includes $172 and $280, respectively, at estimated fair value, relating to variable interest entities)	7,262	5,839
Policy loans	1,266	1,194
Real estate and real estate joint ventures (includes $5 and $93, respectively, of real estate held-for-sale)	628	894
Other limited partnership interests	1,846	2,234
Short-term investments, principally at estimated fair value	1,737	1,232
Other invested assets, principally at estimated fair value	4,942	4,531
Total investments	70,499	67,080
Cash and cash equivalents, principally at estimated fair value	1,383	1,206
Accrued investment income (includes $1 and $2, respectively, relating to variable interest entities)	505	501
Premiums, reinsurance and other receivables	22,251	21,559
Deferred policy acquisition costs and value of business acquired	4,809	4,890
Current income tax recoverable	—	537
Goodwill	381	381
Other assets	799	848
Separate account assets	101,735	108,861
Total assets	$202,362	$205,863
Liabilities and Stockholder’s Equity
Liabilities
Future policy benefits	$29,894	$28,479
Policyholder account balances	35,661	35,486
Other policy-related balances	3,549	3,320
Payables for collateral under securities loaned and other transactions	10,619	7,501
Long-term debt (includes $48 and $139, respectively, at estimated fair value, relating to variable interest entities)	836	928
Current income tax payable	20	—
Deferred income tax liability	803	1,338
Other liabilities (includes $1 and $1, respectively, relating to variable interest entities)	7,682	7,944
Separate account liabilities	101,735	108,861
Total liabilities	190,799	193,857
Contingencies, Commitments and Guarantees (Note 16)
Stockholder’s Equity
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	10,871	10,855
Retained earnings (deficit)	(1,011)	(1,350)
Accumulated other comprehensive income (loss)	1,628	2,426
Total stockholder’s equity	11,563	12,006
Total liabilities and stockholder’s equity	$202,362	$205,863
See accompanying notes to the consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	2015	2014	2013
Revenues
Premiums	$1,433	$1,152	$689
Universal life and investment-type product policy fees	2,940	3,193	3,130
Net investment income	2,615	2,669	2,999
Other revenues	504	539	610
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(16)	(6)	(9)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(9)	(6)	(11)
Other net investment gains (losses)	61	(457)	47
Total net investment gains (losses)	36	(469)	27
Net derivative gains (losses)	(424)	(181)	441
Total revenues	7,104	6,903	7,896
Expenses
Policyholder benefits and claims	2,696	2,764	3,147
Interest credited to policyholder account balances	1,037	1,062	1,168
Goodwill impairment	—	33	66
Other expenses	2,317	2,754	1,937
Total expenses	6,050	6,613	6,318
Income (loss) before provision for income tax	1,054	290	1,578
Provision for income tax expense (benefit)	215	(5)	437
Net income (loss)	$839	$295	$1,141
See accompanying notes to the consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	2015	2014	2013
Net income (loss)	$839	$295	$1,141
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(1,324)	1,953	(2,232)
Unrealized gains (losses) on derivatives	86	244	(206)
Foreign currency translation adjustments	(28)	(50)	54
Other comprehensive income (loss), before income tax	(1,266)	2,147	(2,384)
Income tax (expense) benefit related to items of other comprehensive income (loss)	468	(701)	808
Other comprehensive income (loss), net of income tax	(798)	1,446	(1,576)
Comprehensive income (loss)	$41	$1,741	$(435)
See accompanying notes to the consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Stockholder’s Equity
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2012	$86	$11,460	$(886)	$2,556	$13,216
Capital contributions from MetLife, Inc.		46			46
Dividends paid to MetLife, Inc.			(1,261)		(1,261)
Net income (loss)			1,141		1,141
Other comprehensive income (loss), net of income tax				(1,576)	(1,576)
Balance at December 31, 2013	86	11,506	(1,006)	980	11,566
Redemption of common stock	(11)	(895)	(484)		(1,390)
Capital contributions from MetLife, Inc.		244			244
Dividends paid to MetLife, Inc.			(155)		(155)
Net income (loss)			295		295
Other comprehensive income (loss), net of income tax				1,446	1,446
Balance at December 31, 2014	75	10,855	(1,350)	2,426	12,006
Capital contributions from MetLife, Inc.		16			16
Dividends paid to MetLife, Inc.			(500)		(500)
Net income (loss)			839		839
Other comprehensive income (loss), net of income tax				(798)	(798)
Balance at December 31, 2015	$75	$10,871	$(1,011)	$1,628	$11,563
See accompanying notes to the consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$839	$295	$1,141
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	23	30	35
Amortization of premiums and accretion of discounts associated with investments, net	(204)	(166)	(150)
(Gains) losses on investments and from sales of businesses, net	(36)	469	(27)
(Gains) losses on derivatives, net	1,225	1,443	1,567
(Income) loss from equity method investments, net of dividends or distributions	108	(11)	(82)
Interest credited to policyholder account balances	1,037	1,062	1,168
Universal life and investment-type product policy fees	(2,940)	(3,193)	(3,130)
Goodwill impairment	—	33	66
Change in accrued investment income	9	124	146
Change in premiums, reinsurance and other receivables	(586)	(1,479)	(190)
Change in deferred policy acquisition costs and value of business acquired, net	270	711	(480)
Change in income tax	491	245	691
Change in other assets	2,127	2,258	2,006
Change in insurance-related liabilities and policy-related balances	2,104	1,398	1,198
Change in other liabilities	(267)	1,390	31
Other, net	5	(67)	(6)
Net cash provided by (used in) operating activities	4,205	4,542	3,984
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	35,704	20,249	20,330
Equity securities	308	98	69
Mortgage loans	1,059	2,428	2,304
Real estate and real estate joint ventures	512	28	104
Other limited partnership interests	425	255	153
Purchases of:
Fixed maturity securities	(39,298)	(24,520)	(17,068)
Equity securities	(273)	(41)	(133)
Mortgage loans	(2,515)	(343)	(912)
Real estate and real estate joint ventures	(109)	(209)	(201)
Other limited partnership interests	(233)	(345)	(368)
Cash received in connection with freestanding derivatives	223	788	258
Cash paid in connection with freestanding derivatives	(868)	(1,991)	(3,615)
Cash received under repurchase agreements	199	—	—
Cash paid under repurchase agreements	(199)	—	—
Cash received under reverse repurchase agreements	199	—	—
Cash paid under reverse repurchase agreements	(199)	—	—
Sale of business, net of cash and cash equivalents disposed of $0, $251 and $0, respectively	—	451	—
Sales of loans to affiliates	—	520	—
Net change in policy loans	(72)	52	(3)
Net change in short-term investments	(495)	3,581	2,060
Net change in other invested assets	(55)	(305)	113
Other, net	—	—	3
Net cash provided by (used in) investing activities	(5,687)	696	3,094
Cash flows from financing activities
Policyholder account balances:
Deposits	19,970	18,581	15,005
Withdrawals	(20,797)	(21,564)	(16,806)
Net change in payables for collateral under securities loaned and other transactions	3,118	703	(3,197)
Long-term debt issued	175	—	—
Long-term debt repaid	(235)	(1,379)	(1,009)
Financing element on certain derivative instruments	(81)	(414)	(197)
Redemption of common stock	—	(906)	—
Common stock redemption premium	—	(484)	—
Dividends paid to MetLife, Inc.	(500)	(155)	(1,261)
Capital contributions from MetLife, Inc.	11	231	—
Net cash provided by (used in) financing activities	1,661	(5,387)	(7,465)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(2)	(45)	(41)
Change in cash and cash equivalents	177	(194)	(428)
Cash and cash equivalents, beginning of year	1,206	1,400	1,828
Cash and cash equivalents, end of year	$1,383	$1,206	$1,400
See accompanying notes to the consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Cash Flows — (continued)
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	2015	2014	2013
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$77	$116	$199
Income tax	$(263)	$(221)	$(272)
Non-cash transactions:
Capital contributions from MetLife, Inc.	$5	$13	$46
Transfers of fixed maturity securities to affiliates	$—	$804	$—
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
Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the consolidated financial statements. In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from estimates.
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
Discontinued Operations
The results of operations of a component of the Company that has either been disposed of or is classified as held-for-sale are reported in discontinued operations if certain criteria are met. Effective January 1, 2014, the Company adopted new guidance regarding reporting of discontinued operations for disposals or classifications as held-for-sale that have not been previously reported on the consolidated financial statements. A disposal of a component is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. See “— Adoption of New Accounting Pronouncements.”
Separate Accounts
Separate accounts are established in conformity with insurance laws. Generally, the assets of the separate accounts cannot be used to settle the liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. The Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if:

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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company reports separate account assets at their fair value, which is based on the estimated fair values of the underlying assets comprising the individual separate account portfolios. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line on the statements of operations. Separate accounts credited with a contractual investment return are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses and the accounting for these investments is consistent with the methodologies described herein for similar financial instruments held within the general account.
The Company’s revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Such fees are included in universal life and investment-type product policy fees on the statements of operations.
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
Policyholder account balances relate to contracts or contract features where the Company has no significant insurance risk.
The Company issues directly and assumes through reinsurance certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. These guarantees are accounted for as insurance liabilities or as embedded derivatives depending on how and when the benefit is paid. Specifically, a guarantee is accounted for as an embedded derivative if a guarantee is paid without requiring (i) the occurrence of specific insurable event, or (ii) the policyholder to annuitize. Alternatively, a guarantee is accounted for as an insurance liability if the guarantee is paid only upon either (i) the occurrence of a specific insurable event, or (ii) annuitization. In certain cases, a guarantee may have elements of both an insurance liability and an embedded derivative and in such cases the guarantee is split and accounted for under both models.
Guarantees accounted for as insurance liabilities in future policy benefits include guaranteed minimum death benefits (“GMDBs”), the portion of guaranteed minimum income benefits (“GMIBs”) that require annuitization, and the life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”).
Guarantees accounted for as embedded derivatives in policyholder account balances include the non life-contingent portion of GMWBs, guaranteed minimum accumulation benefits (“GMABs”) and the portion of GMIBs that do not require annuitization. At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.
Other Policy-Related Balances
Other policy-related balances primarily include assumed affiliated reinsurance payables, affiliated deferred experience refunds, policy and contract claims and unearned revenue liabilities.
The assumed affiliated reinsurance payable relates primarily to reinsurance for certain universal life business assumed from an affiliate, net of other reinsurance.
The affiliated deferred experience refunds relate to the repayment of acquisition costs under an affiliated reinsurance agreement and represent part of the net cost of reinsurance for the business reinsured. The deferred experience refund is being amortized consistent with the DAC methodology on the underlying contracts.
The liability for policy and contract claims generally relates to incurred but not reported death, disability and long-term care claims, as well as claims which have been reported but not yet settled. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of incurred but not reported claims principally from analyses of historical patterns of claims by business line. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.

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
Recognition of Insurance Revenues and Deposits
Premiums related to traditional life and annuity contracts with life contingencies are recognized as revenues when due from policyholders. Policyholder benefits and expenses are provided to recognize profits over the estimated lives of the insurance policies. When premiums are due over a significantly shorter period than the period over which benefits are provided, any excess profit is deferred and recognized into earnings in a constant relationship to insurance in-force or, for annuities, the amount of expected future policy benefit payments.
Premiums related to non-medical health and disability contracts are recognized on a pro rata basis over the applicable contract term.
Deposits related to universal life-type and investment-type products are credited to policyholder account balances. Revenues from such contracts consist of fees for mortality, policy administration and surrender charges and are recorded in universal life and investment-type product policy fees in the period in which services are provided. Amounts that are charged to earnings include interest credited and benefit claims incurred in excess of related policyholder account balances.
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
DAC and VOBA are amortized as follows:

Products:		In proportion to the following over estimated lives of the contracts:
•	Nonparticipating and non-dividend-paying traditional contracts (primarily term insurance)	Actual and expected future gross premiums.
•	Participating, dividend-paying traditional contracts	Actual and expected future gross margins.
•	Fixed and variable universal life contracts	Actual and expected future gross profits.
•	Fixed and variable deferred annuity contracts

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

See Note 6 for additional information on DAC and VOBA amortization. Amortization of DAC and VOBA is included in other expenses.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Mortgage Loans
The Company disaggregates its mortgage loan investments into three portfolio segments: commercial, agricultural and residential. The accounting policies that are applicable to all portfolio segments are presented below and the accounting policies related to each of the portfolio segments are included in Note 8.
Mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premiums and accretion of discounts.
Also included in mortgage loans are commercial mortgage loans held by consolidated securitization entities (“CSEs”) for which the fair value option (“FVO”) was elected, which are stated at estimated fair value. Changes in estimated fair value are recognized in net investment gains (losses) for commercial mortgage loans held by CSEs.
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

•	Investments in an operating joint venture that engages in insurance underwriting activities which are accounted for under the equity method.

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

Securities Lending Program
Securities lending transactions, whereby blocks of securities are loaned to third parties, primarily brokerage firms and commercial banks, are treated as financing arrangements and the associated liability is recorded at the amount of cash received. The Company obtains collateral at the inception of the loan, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, and maintains it at a level greater than or equal to 100% for the duration of the loan. Securities loaned under such transactions may be sold or re-pledged by the transferee. The Company is liable to return to the counterparties the cash collateral received. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the Company’s financial statements. The Company monitors the estimated fair value of the securities loaned on a daily basis and additional collateral is obtained as necessary throughout the duration of the loan. Income and expenses associated with securities lending transactions are reported as investment income and investment expense, respectively, within net investment income.
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
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination the Company considers many factors, including:

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
The Company may be required to change its provision for income taxes when estimates used in determining valuation allowances on deferred tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, the effect of changes in tax laws, tax regulations, or interpretations of such laws or regulations, is recognized in net income tax expense (benefit) in the period of change.
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
The Company classifies interest recognized as interest expense and penalties recognized as a component of income tax expense.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Litigation Contingencies
The Company is a party to a number of legal actions and is involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Legal costs are recognized as incurred. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected on the Company’s financial statements.
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
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. Estimated lives generally range from five to 10 years for leasehold improvements, and from three to seven years for all other property and equipment. The net book value of the property, equipment and leasehold improvements was insignificant at both December 31, 2015 and 2014.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $254 million and $235 million at December 31, 2015 and 2014, respectively. Accumulated amortization of capitalized software was $107 million at both December 31, 2015 and 2014. Related amortization expense was less than $1 million, $2 million and $7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Foreign Currency
Assets, liabilities and operations of foreign affiliates and subsidiaries are recorded based on the functional currency of each entity. The determination of the functional currency is made based on the appropriate economic and management indicators. The local currencies of foreign operations are the functional currencies. Assets and liabilities of foreign affiliates and subsidiaries are translated from the functional currency to U.S. dollars at the exchange rates in effect at each year-end and revenues and expenses are translated at the average exchange rates during the year. The resulting translation adjustments are charged or credited directly to OCI, net of applicable taxes. Gains and losses from foreign currency transactions, including the effect of re-measurement of monetary assets and liabilities to the appropriate functional currency, are reported as part of net investment gains (losses) in the period in which they occur.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncements
Effective November 18, 2014, the Company adopted new guidance on when, if ever, the cost of acquiring an entity should be used to establish a new accounting basis (“pushdown”) in the acquired entity’s separate financial statements. The guidance provides an acquired entity and its subsidiaries with an irrevocable option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. If a reporting entity elects to apply pushdown accounting, its stand-alone financial statements would reflect the acquirer’s new basis in the acquired entity’s assets and liabilities. The election to apply pushdown accounting should be determined by an acquired entity for each individual change-in-control event in which an acquirer obtains control of the acquired entity; however, an entity that does not elect to apply pushdown accounting in the period of a change-in-control can later elect to retrospectively apply pushdown accounting to the most recent change-in-control transaction as a change in accounting principle. The new guidance did not have a material impact on the consolidated financial statements upon adoption.
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
Effective July 17, 2013, the Company adopted guidance regarding derivatives that permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the United States Treasury and London Interbank Offered Rate (“LIBOR”). Also, this new guidance removes the restriction on using different benchmark rates for similar hedges. The new guidance did not have a material impact on the consolidated financial statements upon adoption.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance (Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the FVO that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In May 2015, the FASB issued new guidance on fair value measurement (ASU 2015‑07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and which should be applied retrospectively to all periods presented. Earlier application is permitted. The amendments in this ASU remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using NAV per share (or its equivalent) practical expedient. In addition, the amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.
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
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014‑09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2016 and interim periods within those years and should be applied retrospectively. In August 2015, the FASB amended the guidance to defer the effective date by one year, effective for the fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance will supersede nearly all existing revenue recognition guidance under GAAP; however, it will not impact the accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

2. Segment Information
The Company is organized into two segments: Retail and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other.
On January 12, 2016, MetLife, Inc. announced its plan to pursue the separation of a substantial portion of its Retail segment, which is organized into two U.S. businesses, Life & Other and Annuities, as well as certain portions of its Corporate Benefit Funding segment and Corporate & Other (the “Separation”). See Note 18.
In the first quarter of 2015, the Company implemented certain segment reporting changes related to the measurement of segment operating earnings, which included revising the Company’s capital allocation methodology. These changes were applied retrospectively and did not have an impact on total consolidated operating earnings or net income.
Retail
The Retail segment offers a broad range of protection products and a variety of annuities primarily to individuals, and is organized into two U.S. businesses: Annuities and Life & Other. Annuities includes a variety of variable, fixed and equity index-linked annuities which provide for both asset accumulation and asset distribution needs. Life & Other insurance products and services include variable life, universal life, term life and whole life products, as well as individual disability income products. Additionally, through broker-dealer affiliates, the Company offers a full range of mutual funds and other securities products.
Corporate Benefit Funding
The Corporate Benefit Funding segment offers a broad range of annuity and investment products, including guaranteed interest contracts and other stable value products, income annuities and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This segment also includes structured settlements and certain products to fund company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”); and

•
Net investment income: (i) includes investment hedge adjustments which represent earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method and (iv) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP.

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

•
Interest credited to policyholder account balances includes adjustments for earned income on derivatives and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment;

•	Amortization of DAC and VOBA excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs and (iii) Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes costs related to: (i) implementation of new insurance regulatory requirements and (ii) acquisition and integration costs.
In the first quarter of 2015, the Company implemented certain segment reporting changes related to the measurement of segment operating earnings, which included revising the Company’s capital allocation methodology. Consequently, prior period results for the years ended December 31, 2014 and 2013 were impacted as follows:

•	Retail’s operating earnings increased (decreased) by $61 million and $25 million, net of ($177) million and ($144) million of income tax expense (benefit), respectively;

•	Corporate Benefit Funding’s operating earnings increased (decreased) by $1 million and ($15) million, net of ($4) million and ($9) million of income tax expense (benefit), respectively; and

•	Corporate & Other’s operating earnings increased (decreased) by ($62) million and ($10) million, net of $181 million and $153 million of income tax expense (benefit), respectively.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2015, 2014 and 2013 and at December 31, 2015 and 2014. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2015	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,170	$15	$248	$1,433	$—	$1,433
Universal life and investment-type product policy fees	2,619	55	—	2,674	266	2,940
Net investment income	2,043	858	(60)	2,841	(226)	2,615
Other revenues	499	5	—	504	—	504
Net investment gains (losses)	—	—	—	—	36	36
Net derivative gains (losses)	—	—	—	—	(424)	(424)
Total revenues	6,331	933	188	7,452	(348)	7,104
Expenses
Policyholder benefits and claims	1,770	414	206	2,390	306	2,696
Interest credited to policyholder account balances	927	107	—	1,034	3	1,037
Goodwill impairment	—	—	—	—	—	—
Capitalization of DAC	(252)	(1)	(72)	(325)	—	(325)
Amortization of DAC and VOBA	643	1	23	667	(72)	595
Interest expense on debt	—	—	68	68	8	76
Other expenses	1,755	46	170	1,971	—	1,971
Total expenses	4,843	567	395	5,805	245	6,050
Provision for income tax expense (benefit)	386	126	(89)	423	(208)	215
Operating earnings	$1,102	$240	$(118)	1,224
Adjustments to:
Total revenues				(348)
Total expenses				(245)
Provision for income tax (expense) benefit				208
Net income (loss)				$839		$839

At December 31, 2015	Retail	Corporate Benefit Funding	Corporate &Other	Total
	(In millions)
Total assets	$167,142	$25,043	$10,177	$202,362
Separate account assets	$98,502	$3,233	$—	$101,735
Separate account liabilities	$98,502	$3,233	$—	$101,735

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2014	Retail	Corporate Benefit Funding (1)	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,080	$(26)	$96	$1,150	$2	$1,152
Universal life and investment-type product policy fees	2,700	33	146	2,879	314	3,193
Net investment income	1,960	896	(109)	2,747	(78)	2,669
Other revenues	532	5	1	538	1	539
Net investment gains (losses)	—	—	—	—	(469)	(469)
Net derivative gains (losses)	—	—	—	—	(181)	(181)
Total revenues	6,272	908	134	7,314	(411)	6,903
Expenses
Policyholder benefits and claims	1,768	390	55	2,213	551	2,764
Interest credited to policyholder account balances	943	116	—	1,059	3	1,062
Goodwill impairment	—	—	—	—	33	33
Capitalization of DAC	(221)	(1)	(57)	(279)	—	(279)
Amortization of DAC and VOBA	678	2	22	702	288	990
Interest expense on debt	5	—	68	73	36	109
Other expenses	1,736	31	155	1,922	12	1,934
Total expenses	4,909	538	243	5,690	923	6,613
Provision for income tax expense (benefit)	341	125	(46)	420	(425)	(5)
Operating earnings	$1,022	$245	$(63)	1,204
Adjustments to:
Total revenues				(411)
Total expenses				(923)
Provision for income tax (expense) benefit				425
Net income (loss)				$295		$295
____________

(1)	Premiums and policyholder benefits and claims both include ($87) million of ceded reinsurance with MLIC related to merger transactions. See Notes 3 and 7.

At December 31, 2014	Retail	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total assets	$173,657	$25,312	$6,894	$205,863
Separate account assets	$106,667	$2,194	$—	$108,861
Separate account liabilities	$106,667	$2,194	$—	$108,861

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2013	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$469	$92	$36	$597	$92	$689
Universal life and investment-type product policy fees	2,648	35	179	2,862	268	3,130
Net investment income	1,897	982	(9)	2,870	129	2,999
Other revenues	605	5	—	610	—	610
Net investment gains (losses)	—	—	—	—	27	27
Net derivative gains (losses)	—	—	—	—	441	441
Total revenues	5,619	1,114	206	6,939	957	7,896
Expenses
Policyholder benefits and claims	1,087	527	13	1,627	1,520	3,147
Interest credited to policyholder account balances	1,034	139	—	1,173	(5)	1,168
Goodwill impairment	—	—	—	—	66	66
Capitalization of DAC	(483)	(2)	(27)	(512)	—	(512)
Amortization of DAC and VOBA	586	5	1	592	(387)	205
Interest expense on debt	5	—	68	73	122	195
Other expenses	1,932	21	77	2,030	19	2,049
Total expenses	4,161	690	132	4,983	1,335	6,318
Provision for income tax expense (benefit)	441	147	24	612	(175)	437
Operating earnings	$1,017	$277	$50	1,344
Adjustments to:
Total revenues				957
Total expenses				(1,335)
Provision for income tax (expense) benefit				175
Net income (loss)				$1,141		$1,141
The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Annuities	$3,568	$3,926	$3,486
Life insurance	1,176	953	937
Accident & health insurance	133	5	6
Total	$4,877	$4,884	$4,429
Substantially all of the Company’s consolidated premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2015, 2014 and 2013.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

3. Mergers
In November 2014, MetLife Insurance Company of Connecticut, a wholly-owned subsidiary of MetLife, Inc., re-domesticated from Connecticut to Delaware, changed its name to MetLife Insurance Company USA and merged with its subsidiary, MLI-USA, and its affiliate, MLIIC, each a U.S. insurance company that issued variable annuity products in addition to other products, and Exeter, a former offshore, captive reinsurance subsidiary of MetLife, Inc. and affiliate of MICC that mainly reinsured guarantees associated with variable annuity products (the “Mergers”). The surviving entity of the Mergers was MetLife USA. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013. Prior to the Mergers, 40,000,000 authorized shares of common stock, of which 30,000,000 shares were issued and outstanding, were converted to 4,000 authorized shares of common stock, of which 3,000 shares were issued and outstanding.
Prior to the Mergers, effective January 1, 2014, following receipt of New York State Department of Financial Services approval, MetLife Insurance Company of Connecticut withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MetLife Insurance Company of Connecticut reinsured with MLIC, an affiliate, all existing New York insurance policies and annuity contracts that include a separate account feature and deposited investments with an estimated fair market value of $6.3 billion into a custodial account to secure MetLife Insurance Company of Connecticut’s remaining New York policyholder liabilities not covered by such reinsurance. Also prior to the Mergers, certain risks ceded to Exeter were recaptured. See Note 7 for information regarding additional reinsurance transactions. See Notes 8, 9 and 13 for information regarding additional transactions in connection with the Mergers.
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

4. Disposition
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

5. Insurance
Insurance Liabilities
Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2015	2014
	(In millions)
Retail	$45,953	$42,974
Corporate Benefit Funding	15,985	17,544
Corporate & Other	7,166	6,767
Total	$69,104	$67,285
See Note 7 for discussion of affiliated reinsurance liabilities included in the table above.
Future policy benefits are measured as follows:

Product Type:	Measurement Assumptions:
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

Individual and group traditional fixed annuities after annuitization	Present value of expected future payments. Interest rate assumptions used in establishing such liabilities range from 3% to 8%.
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
Participating business represented 3% and 6% of the Company’s life insurance in-force at December 31, 2015 and 2014, respectively. Participating policies represented 43%, 39% and 36% of gross traditional life insurance premiums for the years ended December 31, 2015, 2014 and 2013, respectively.
Policyholder account balances are equal to: (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest, ranging from less than 1% to 8%, less expenses, mortality charges and withdrawals; and (iii) fair value adjustments relating to business combinations.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Insurance (continued)

Guarantees
The Company issues variable annuity products with guaranteed minimum benefits. GMABs, the non-life-contingent portion of GMWBs and the portion of certain GMIBs that does not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 9. Guarantees accounted for as insurance liabilities include:

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Insurance (continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	GMDBs	GMIBs	Secondary Guarantees	Total
	(In millions)
Direct
Balance at January 1, 2013	$260	$1,027	$1,368	$2,655
Incurred guaranteed benefits	166	128	416	710
Paid guaranteed benefits	(22)	—	—	(22)
Balance at December 31, 2013	404	1,155	1,784	3,343
Incurred guaranteed benefits (1)	231	285	590	1,106
Paid guaranteed benefits	(24)	—	—	(24)
Balance at December 31, 2014	611	1,440	2,374	4,425
Incurred guaranteed benefits	248	317	413	978
Paid guaranteed benefits	(36)	—	—	(36)
Balance at December 31, 2015	$823	$1,757	$2,787	$5,367
Net Ceded/(Assumed)
Balance at January 1, 2013	$(218)	$(134)	$985	$633
Incurred guaranteed benefits	(26)	(21)	327	280
Paid guaranteed benefits	39	—	—	39
Balance at December 31, 2013	(205)	(155)	1,312	952
Incurred guaranteed benefits (1)	175	98	477	750
Paid guaranteed benefits	1	—	—	1
Balance at December 31, 2014	(29)	(57)	1,789	1,703
Incurred guaranteed benefits	19	(9)	362	372
Paid guaranteed benefits	(33)	—	—	(33)
Balance at December 31, 2015	$(43)	$(66)	$2,151	$2,042
Net
Balance at January 1, 2013	$478	$1,161	$383	$2,022
Incurred guaranteed benefits	192	149	89	430
Paid guaranteed benefits	(61)	—	—	(61)
Balance at December 31, 2013	609	1,310	472	2,391
Incurred guaranteed benefits (1)	56	187	113	356
Paid guaranteed benefits	(25)	—	—	(25)
Balance at December 31, 2014	640	1,497	585	2,722
Incurred guaranteed benefits	229	326	51	606
Paid guaranteed benefits	(3)	—	—	(3)
Balance at December 31, 2015	$866	$1,823	$636	$3,325
______________

(1)	See Note 7.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Insurance (continued)

Information regarding the Company’s guarantee exposure was as follows at:

	December 31,
	2015				2014
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(In millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$103,830		$58,615		$112,298		$64,550
Separate account value	$98,897		$57,284		$107,261		$63,206
Net amount at risk	$8,168	(4)	$2,088	(5)	$3,151	(4)	$1,297	(5)
Average attained age of contractholders	66 years		66 years		65 years		65 years

	December 31,
	2015	2014
	Secondary Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Total account value (3)	$6,919	$6,702
Net amount at risk (6)	$90,940	$91,204
Average attained age of policyholders	59 years	59 years
______________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)
Includes direct business, but excludes offsets from hedging or reinsurance, if any. See Note 7 for a discussion of certain living and death benefit guarantees which have been reinsured. Therefore, the NARs presented reflect the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company.

(3)	Includes the contractholder’s investments in the general account and separate account, if applicable.

(4)
Defined as the death benefit less the total account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.

(5)
Defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents the Company’s potential economic exposure to such guarantees in the event all contractholders were to annuitize on the balance sheet date, even though the contracts contain terms that allow annuitization of the guaranteed amount only after the 10th anniversary of the contract, which not all contractholders have achieved.

(6)
Defined as the guarantee amount less the account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Insurance (continued)

Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2015	2014
	(In millions)
Fund Groupings:
Balanced	$49,870	$55,287
Equity	41,269	43,430
Bond	4,802	5,226
Money Market	768	801
Total	$96,709	$104,744
Obligations Under Funding Agreements
The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2015, 2014 and 2013, the Company issued $13.0 billion, $12.2 billion and $10.9 billion, respectively, and repaid $14.4 billion, $13.9 billion and $11.7 billion, respectively, of such funding agreements. At December 31, 2015 and 2014, liabilities for funding agreements outstanding, which are included in policyholder account balances, were $2.2 billion and $3.5 billion, respectively.
MetLife Insurance Company USA, is a member of regional banks in the Federal Home Loan Bank (“FHLB”) system (“FHLBanks”). Holdings of common stock of FHLBanks, included in equity securities, were as follows at:

	December 31,
	2015	2014
	(In millions)
FHLB of Pittsburgh	$85	$24
FHLB of Boston	$36	$55
FHLB of Des Moines	$4	$16
The Company has also entered into funding agreements with FHLBanks and the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The liability for such funding agreements is included in policyholder account balances. Information related to such funding agreements was as follows at:

	Liability		Collateral
	December 31,
	2015	2014	2015		2014
	(In millions)
FHLB of Pittsburgh (1)	$1,570	$185	$1,789	(2)	$1,154	(2)
FHLB of Boston (1)	$250	$575	$311	(2)	$666	(2)
FHLB of Des Moines (1)	$95	$405	$147	(2)	$546	(2)
Farmer Mac (3)	$—	$200	$—		$231
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

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Balance at January 1,	$1,483	$1,325	$1,216
Less: Reinsurance recoverables	1,400	1,235	1,124
Net balance at January 1,	83	90	92
Incurred related to:
Current year	105	3	5
Prior years	—	2	4
Total incurred	105	5	9
Paid related to:
Current year	(30)	—	—
Prior years	(10)	(12)	(11)
Total paid	(40)	(12)	(11)
Net balance at December 31,	148	83	90
Add: Reinsurance recoverables	1,545	1,400	1,235
Balance at December 31,	$1,693	$1,483	$1,325

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Insurance (continued)

Separate Accounts
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $101.5 billion and $108.7 billion at December 31, 2015 and 2014, respectively, for which the policyholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $189 million and $187 million at December 31, 2015 and 2014, respectively. The latter category consisted of bank owned life insurance contracts. The average interest rate credited on these contracts was 2.56% and 2.52% at December 31, 2015 and 2014, respectively.
For the years ended December 31, 2015, 2014 and 2013, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
See Note 1 for a description of capitalized acquisition costs.
Nonparticipating and Non-Dividend-Paying Traditional Contracts
The Company amortizes DAC and VOBA related to these contracts (primarily term insurance) over the appropriate premium paying period in proportion to the actual and expected future gross premiums that were set at contract issue. The expected premiums are based upon the premium requirement of each policy and assumptions for mortality, persistency and investment returns at policy issuance, or policy acquisition (as it relates to VOBA), include provisions for adverse deviation, and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
DAC
Balance at January 1,	$4,162	$4,795	$4,086
Capitalizations	325	279	512
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	188	(152)	219
Other expenses	(639)	(699)	(287)
Total amortization	(451)	(851)	(68)
Unrealized investment gains (losses)	95	(61)	83
Other (1)	—	—	182
Balance at December 31,	4,131	4,162	4,795
VOBA
Balance at January 1,	728	896	718
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	(19)	(1)	5
Other expenses	(125)	(138)	(142)
Total amortization	(144)	(139)	(137)
Unrealized investment gains (losses)	94	(29)	315
Balance at December 31,	678	728	896
Total DAC and VOBA
Balance at December 31,	$4,809	$4,890	$5,691
______________

(1)
The year ended December 31, 2013 includes $182 million that was reclassified to DAC from premiums, reinsurance and other receivables. The amounts reclassified related to an affiliated reinsurance agreement accounted for using the deposit method of accounting and represented the DAC amortization on the expense allowances ceded on the agreement from inception. These amounts were previously included in the calculated value of the deposit receivable on this agreement and recorded within premiums, reinsurance and other receivables.

Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2015	2014
	(In millions)
Retail	$4,694	$4,824
Corporate Benefit Funding	6	5
Corporate & Other	109	61
Total	$4,809	$4,890

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding other intangibles was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
DSI
Balance at January 1,	$522	$619	$633
Capitalization	3	4	6
Amortization	(64)	(73)	(20)
Unrealized investment gains (losses)	17	(28)	—
Balance at December 31,	$478	$522	$619
VODA and VOCRA
Balance at January 1,	$142	$159	$175
Amortization	(17)	(17)	(16)
Balance at December 31,	$125	$142	$159
Accumulated amortization	$115	$98	$81
The estimated future amortization expense to be reported in other expenses for the next five years is as follows:

	VOBA	VODA and VOCRA
	(In millions)
2016	$122	$12
2017	$100	$11
2018	$83	$10
2019	$69	$9
2020	$54	$8
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
Corporate & Other
The Company reinsures, through 100% quota share reinsurance agreements, certain run-off long-term care and workers’ compensation business written by the Company.
The Company also assumes risk on certain client arrangements from both affiliated and unaffiliated companies. This reinsurance activity relates to risk-sharing agreements and multinational pooling.
Catastrophe Coverage
The Company has exposure to catastrophes which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2015 and 2014, were not significant.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $2.4 billion and $2.3 billion of unsecured unaffiliated reinsurance recoverable balances at December 31, 2015 and 2014, respectively.
At December 31, 2015, the Company had $8.5 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $7.4 billion, or 87%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.5 billion of net unaffiliated ceded reinsurance recoverables which were unsecured. At December 31, 2014, the Company had $8.1 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $7.1 billion, or 87%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.3 billion of net unaffiliated ceded reinsurance recoverables which were unsecured.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Reinsurance (continued)

The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Premiums
Direct premiums	$2,281	$2,226	$1,590
Reinsurance assumed	297	94	73
Reinsurance ceded	(1,145)	(1,168)	(974)
Net premiums	$1,433	$1,152	$689
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$3,607	$3,610	$3,492
Reinsurance assumed	142	398	398
Reinsurance ceded	(809)	(815)	(760)
Net universal life and investment-type product policy fees	$2,940	$3,193	$3,130
Other revenues
Direct other revenues	$258	$259	$284
Reinsurance assumed	—	28	1
Reinsurance ceded	246	252	325
Net other revenues	$504	$539	$610
Policyholder benefits and claims
Direct policyholder benefits and claims	$4,807	$4,797	$4,693
Reinsurance assumed	305	263	149
Reinsurance ceded	(2,416)	(2,296)	(1,695)
Net policyholder benefits and claims	$2,696	$2,764	$3,147
Interest credited to policyholder account balances
Direct interest credited to policyholder account balances	$1,104	$1,125	$1,202
Reinsurance assumed	78	76	91
Reinsurance ceded	(145)	(139)	(125)
Net interest credited to policyholder account balances	$1,037	$1,062	$1,168
Other expenses
Direct other expenses	$2,142	$2,524	$1,861
Reinsurance assumed	55	106	19
Reinsurance ceded	120	124	57
Net other expenses	$2,317	$2,754	$1,937

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Reinsurance (continued)

The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2015				2014
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$630	$162	$21,459	$22,251	$516	$57	$20,986	$21,559
Deferred policy acquisition costs and value of business acquired	5,467	219	(877)	4,809	5,367	246	(723)	4,890
Total assets	$6,097	$381	$20,582	$27,060	$5,883	$303	$20,263	$26,449
Liabilities
Future policy benefits	$28,670	$1,294	$(70)	$29,894	$27,242	$1,237	$—	$28,479
Policyholder account balances	34,764	897	—	35,661	34,659	827	—	35,486
Other policy-related balances	990	1,804	755	3,549	866	1,691	763	3,320
Other liabilities	2,566	86	5,030	7,682	2,469	63	5,412	7,944
Total liabilities	$66,990	$4,081	$5,715	$76,786	$65,236	$3,818	$6,175	$75,229
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
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $6.0 billion and $6.2 billion at December 31, 2015 and 2014, respectively. The deposit liabilities on reinsurance was $1 million at both December 31, 2015 and 2014.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain MetLife, Inc. subsidiaries, including MLIC, MetLife Reinsurance Company of South Carolina, First MetLife Investors Insurance Company (“First MetLife”), General American Life Insurance Company, MetLife Europe Limited, MetLife Reinsurance Company of Vermont, New England Life Insurance Company (“NELICO”), MetLife Reinsurance Company of Delaware (“MRD”), Delaware American Life Insurance Company and American Life Insurance Company, all of which are related parties.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Reinsurance (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Premiums
Reinsurance assumed	$227	$55	$28
Reinsurance ceded	(783)	(830)	(638)
Net premiums	$(556)	$(775)	$(610)
Universal life and investment-type product policy fees
Reinsurance assumed	$142	$291	$259
Reinsurance ceded	(299)	(361)	(344)
Net universal life and investment-type product policy fees	$(157)	$(70)	$(85)
Other revenues
Reinsurance assumed	$—	$28	$1
Reinsurance ceded	246	252	325
Net other revenues	$246	$280	$326
Policyholder benefits and claims
Reinsurance assumed	$255	$229	$137
Reinsurance ceded	(925)	(942)	(673)
Net policyholder benefits and claims	$(670)	$(713)	$(536)
Interest credited to policyholder account balances
Reinsurance assumed	$78	$76	$91
Reinsurance ceded	(145)	(139)	(125)
Net interest credited to policyholder account balances	$(67)	$(63)	$(34)
Other expenses
Reinsurance assumed	$65	$92	$33
Reinsurance ceded	146	156	94
Net other expenses	$211	$248	$127

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Reinsurance (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	December 31,
	2015		2014
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$129	$12,746	$45	$12,718
Deferred policy acquisition costs and value of business acquired	120	(861)	164	(707)
Total assets	$249	$11,885	$209	$12,011
Liabilities
Future policy benefits	$630	$(70)	$593	$—
Policyholder account balances	897	—	827	—
Other policy-related balances	1,785	755	1,689	763
Other liabilities	27	4,691	16	5,109
Total liabilities	$3,339	$5,376	$3,125	$5,872

The Company ceded two blocks of business to two affiliates on a 90% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and increased the funds withheld balance by $244 million and $382 million at December 31, 2015 and 2014, respectively. Net derivative gains (losses) associated with these embedded derivatives were $137 million, ($348) million and $518 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company assumes risks from affiliates related to guaranteed minimum benefit guarantees written directly by the affiliates. These assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within policyholder account balances and were liabilities of $897 million and $827 million at December 31, 2015 and 2014, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($59) million, ($541) million and $2.1 billion for the years ended December 31, 2015, 2014 and 2013, respectively.
In December 2015, the Company entered into a reinsurance agreement to cede one block of business to MRD on a 90% coinsurance with funds withheld basis. This agreement covers certain term life policies issued in 2015 by the Company. This agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $126 million at December 31, 2015. The Company also recorded a funds withheld liability and other reinsurance payables, included in other liabilities, which were $79 million at December 31, 2015. The Company’s consolidated statement of operations and comprehensive income (loss) includes no income for the year ended December 31, 2015.
In December 2014, the Company entered into a reinsurance agreement to cede two blocks of business to MRD on a 90% coinsurance with funds withheld basis. This agreement covers certain term and certain universal life policies issued in 2014 by the Company. This agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $81 million and $54 million at December 31, 2015 and 2014, respectively. The Company also recorded a funds withheld liability and other reinsurance payables, included in other liabilities, which were $23 million and $118 million at December 31, 2015 and 2014, respectively. The Company’s consolidated statement of operations and comprehensive income (loss) includes a loss for this agreement of $17 million, and less than $1 million for the years ended December 31, 2015 and 2014, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Reinsurance (continued)

Prior to the Mergers, certain related party transactions were consummated as summarized below. See Note 3 for additional information on the Mergers.

•
In January 2014, the Company reinsured with MLIC all existing New York insurance policies and annuity contracts that include a separate account feature. As a result of the reinsurance agreements, the significant effects to the Company were increases in premiums, reinsurance and other receivables of $700 million and in other liabilities of $206 million, as well as decreases in cash and cash equivalents and total investments of $494 million. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company's consolidated balance sheets. The embedded derivative related to this agreement is included within policyholder account balances and was $4 million at both December 31, 2015 and 2014. Net derivative gains (losses) associated with the embedded derivative were less than $1 million and $4 million for the years ended December 31, 2015 and 2014, respectively.

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

The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $6.3 billion and $6.2 billion of unsecured affiliated reinsurance recoverable balances at December 31, 2015 and 2014, respectively.
Affiliated reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on affiliated reinsurance were $5.8 billion and $6.0 billion at December 31, 2015 and 2014, respectively. There were no deposit liabilities on affiliated reinsurance at both December 31, 2015 and 2014.
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

	December 31, 2015					December 31, 2014
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
					(In millions)
Fixed Maturity Securities:
U.S. corporate	$16,160	$979	$393	$—	$16,746	$15,286	$1,635	$119	$—	$16,802
U.S. Treasury and agency	12,562	1,297	53	—	13,806	14,147	1,686	7	—	15,826
RMBS	8,391	201	95	19	8,478	5,858	291	33	35	6,081
Foreign corporate	4,995	153	194	—	4,954	5,162	310	58	—	5,414
State and political subdivision	2,398	321	13	1	2,705	2,180	413	1	—	2,592
ABS	2,694	14	34	—	2,674	1,546	26	10	—	1,562
CMBS (1)	2,303	20	23	(1)	2,301	1,637	45	4	(1)	1,679
Foreign government	651	104	10	—	745	607	136	2	—	741
Total fixed maturity securities	$50,154	$3,089	$815	$19	$52,409	$46,423	$4,542	$234	$34	$50,697
Equity securities
Non-redeemable preferred stock	$217	$16	$9	$—	$224	$224	$9	$7	$—	$226
Common stock	167	23	5	—	185	176	60	3	—	233
Total equity securities	$384	$39	$14	$—	$409	$400	$69	$10	$—	$459
______________

(1)
The noncredit loss component of OTTI losses for CMBS was in an unrealized gain position of $1 million at both December 31, 2015 and 2014, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $11 million and $14 million with unrealized gains (losses) of $1 million and $4 million at December 31, 2015 and 2014, respectively.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2015:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$2,667	$9,375	$7,815	$16,909	$13,388	$50,154
Estimated fair value	$2,677	$9,667	$7,840	$18,772	$13,453	$52,409
Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been presented in the year of final contractual maturity. Structured securities (RMBS, ABS and CMBS) are shown separately, as they are not due at a single maturity.
Continuous Gross Unrealized Losses for Fixed Maturity and Equity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity and equity securities AFS in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position.

	December 31, 2015				December 31, 2014
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$4,569	$278	$571	$115	$1,346	$45	$685	$74
U.S. Treasury and agency	4,037	53	—	—	4,067	5	163	2
RMBS	4,305	73	495	41	684	26	530	42
Foreign corporate	1,650	96	605	98	1,031	49	133	9
State and political subdivision	373	12	19	2	11	—	24	1
ABS	1,818	28	194	6	334	2	231	8
CMBS	1,346	21	44	1	124	1	78	2
Foreign government	130	9	6	1	27	1	9	1
Total fixed maturity securities	$18,228	$570	$1,934	$264	$7,624	$129	$1,853	$139
Equity securities
Non-redeemable preferred stock	$25	$1	$40	$8	$28	$1	$44	$6
Common stock	6	5	1	—	11	3	—	—
Total equity securities	$31	$6	$41	$8	$39	$4	$44	$6
Total number of securities in an unrealized loss position	1,850		394		752		333

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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2015. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities increased $566 million during the year ended December 31, 2015 to $834 million. The increase in gross unrealized losses for the year ended December 31, 2015 was primarily attributable to widening credit spreads, an increase in interest rates and, to a lesser extent, the impact of weakening foreign currencies on non-functional currency denominated fixed maturity securities.
At December 31, 2015, $68 million of the total $834 million of gross unrealized losses were from 21 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $68 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $48 million, or 71%, were related to gross unrealized losses on 11 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads, and with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $68 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $20 million, or 29%, were related to gross unrealized losses on 10 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial and utility securities) and non-agency RMBS (primarily alternative residential mortgage loans) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over lower oil prices in the energy sector and valuations of residential real estate supporting non-agency RMBS. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers and evaluates non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.
Equity Securities
Gross unrealized losses on equity securities increased $4 million during the year ended December 31, 2015 to $14 million. Of the $14 million, $5 million were from two securities with gross unrealized losses of 20% or more of cost for 12 months or greater. Of the $5 million, 40% were rated A or better, and all were from financial services industry investment grade non-redeemable preferred stock.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2015		2014
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans
Commercial	$5,331	73.4%	$4,281	73.3%
Agricultural	1,460	20.1	1,303	22.3
Residential	335	4.6	—	—
Subtotal	7,126	98.1	5,584	95.6
Valuation allowances	(36)	(0.5)	(25)	(0.4)
Subtotal mortgage loans, net	7,090	97.6	5,559	95.2
Commercial mortgage loans held by CSEs — FVO	172	2.4	280	4.8
Total mortgage loans, net	$7,262	100.0%	$5,839	100.0%
The Company purchases unaffiliated mortgage loans under a master participation agreement, from an affiliate, simultaneously with the affiliate’s origination or acquisition of mortgage loans. The aggregate amount of unaffiliated mortgage loan participation interests purchased by the Company from an affiliate during the years ended December 31, 2015, 2014 and 2013 were $2.0 billion, $360 million and $787 million, respectively. In connection with the mortgage loan participations, the affiliate collected mortgage loan principal and interest payments on the Company’s behalf and the affiliate remitted such payments to the Company in the amount of $973 million, $1.0 billion and $1.5 billion during the years ended December 31, 2015, 2014 and 2013, respectively.
Purchases of mortgage loans from third parties were $346 million and $0 for the years ended December 31, 2015 and 2014, respectively.
See “— Variable Interest Entities” for discussion of “CSEs.”
See “— Related Party Investment Transactions” for discussion of related party mortgage loans.
Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on commercial mortgage loans held by CSEs - FVO is presented in Note 10. The Company elects the FVO for certain commercial mortgage loans and related long-term debt that are managed on a total return basis.

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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value	Average Recorded Investment
	(In millions)
December 31, 2015
Commercial	$—	$—	$—	$—	$—	$5,331	$28	$—	$—
Agricultural	4	3	—	—	—	1,457	5	3	3
Residential	—	—	—	—	—	335	3	—	—
Total	$4	$3	$—	$—	$—	$7,123	$36	$3	$3
December 31, 2014
Commercial	$—	$—	$—	$—	$—	$4,281	$21	$—	$43
Agricultural	4	3	—	—	—	1,300	4	3	3
Residential	—	—	—	—	—	—	—	—	—
Total	$4	$3	$—	$—	$—	$5,581	$25	$3	$46
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $73 million, $2 million and $0, respectively, for the year ended December 31, 2013.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1, 2013	$34	$3	$—	$37
Provision (release)	(3)	1	—	(2)
Balance at December 31, 2013	31	4	—	35
Provision (release)	(10)	—	—	(10)
Balance at December 31, 2014	21	4	—	25
Provision (release)	7	1	3	11
Balance at December 31, 2015	$28	$5	$3	$36

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Valuation Allowance Methodology
Mortgage loans are considered to be impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the loan agreement. Specific valuation allowances are established using the same methodology for all three portfolio segments as the excess carrying value of a loan over either (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate, (ii) the estimated fair value of the loan’s underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or (iii) the loan’s observable market price. A common evaluation framework is used for establishing non-specific valuation allowances for all loan portfolio segments; however, a separate non-specific valuation allowance is calculated and maintained for each loan portfolio segment that is based on inputs unique to each loan portfolio segment. Non-specific valuation allowances are established for pools of loans with similar risk characteristics where a property-specific or market-specific risk has not been identified, but for which the Company expects to incur a credit loss. These evaluations are based upon several loan portfolio segment-specific factors, including the Company’s experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. These evaluations are revised as conditions change and new information becomes available.
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
For commercial mortgage loans, the primary credit quality indicator is the debt service coverage ratio, which compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. The Company also reviews the loan-to-value ratio of its commercial mortgage loan portfolio. Loan-to-value ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio and the values utilized in calculating the ratio are updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of the Company’s ongoing review of its commercial mortgage loan portfolio.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Residential Mortgage Loan Portfolio Segment
The Company’s residential mortgage loan portfolio is comprised primarily of closed end, amortizing residential mortgage loans. For evaluations of residential mortgage loans, the key inputs of expected frequency and expected loss reflect current market conditions, with expected frequency adjusted, when appropriate, for differences from market conditions and the Company’s historical experience of affiliates of the Company. In contrast to the commercial and agricultural mortgage loan portfolios, residential mortgage loans are smaller-balance homogeneous loans that are collectively evaluated for impairment. Non-specific valuation allowances are established using the evaluation framework described above for pools of loans with similar risk characteristics from inputs that are unique to the residential segment of the loan portfolio. Loan specific valuation allowances are only established on residential mortgage loans when they have been restructured and are established using the methodology described above for all loan portfolio segments.
For residential mortgage loans, the Company’s primary credit quality indicator is whether the loan is performing or nonperforming. The Company generally defines nonperforming residential mortgage loans as those that are 60 or more days past due and/or in non-accrual status which is assessed monthly. Generally, nonperforming residential mortgage loans have a higher risk of experiencing a credit loss.
Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(In millions)					(In millions)
December 31, 2015
Loan-to-value ratios
Less than 65%	$4,659	$151	$100	$4,910	92.1%	$5,124	92.6%
65% to 75%	330	—	8	338	6.3	330	6.0
76% to 80%	—	—	—	—	—	—	—
Greater than 80%	44	25	14	83	1.6	80	1.4
Total	$5,033	$176	$122	$5,331	100.0%	$5,534	100.0%
December 31, 2014
Loan-to-value ratios
Less than 65%	$3,668	$267	$125	$4,060	94.8%	$4,431	95.1%
65% to 75%	113	14	—	127	3.0	134	2.9
76% to 80%	9	—	—	9	0.2	10	0.2
Greater than 80%	45	26	14	85	2.0	83	1.8
Total	$3,835	$307	$139	$4,281	100.0%	$4,658	100.0%

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	December 31,
	2015		2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios
Less than 65%	$1,366	93.6%	$1,239	95.1%
65% to 75%	94	6.4	64	4.9
Total	$1,460	100.0%	$1,303	100.0%
The estimated fair value of agricultural mortgage loans was $1.5 billion and $1.4 billion at December 31, 2015 and 2014, respectively.
Credit Quality of Residential Mortgage Loans
As of December 31, 2015, the Company had residential mortgage loans with a recorded investment of $335 million, $331 million of which was classified as performing. The estimated fair value of all residential mortgage loans was $345 million at December 31, 2015. The Company did not hold any residential mortgage loans at December 31, 2014.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing, mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2015 and 2014. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial or agricultural mortgage loans past due and no commercial or agricultural mortgage loans in non-accrual status at either December 31, 2015, or 2014. The recorded investment of residential mortgage loans past due and in non-accrual status was $4 million at December 31, 2015.
Mortgage Loans Modified in a Troubled Debt Restructuring
The Company may grant concessions related to borrowers experiencing financial difficulties, which are classified as troubled debt restructurings. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining any impairment or changes in the specific valuation allowance. During the years ended December 31, 2015 and 2014, there were no mortgage loans modified in a troubled debt restructuring.
Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 9), funds withheld, operating joint venture, tax credit and renewable energy partnerships and leveraged leases.
Tax Credit Partnerships
The carrying value of tax credit partnerships was $42 million and $39 million at December 31, 2015 and 2014, respectively. Net investment income (loss) from tax credit partnerships were ($1) million, $3 million, and ($1) million for the years ended December 31, 2015, 2014 and 2013, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Leveraged Leases
Investment in leveraged leases consisted of the following at:

	December 31,
	2015	2014
	(In millions)
Rental receivables, net	$90	$92
Estimated residual values	14	14
Subtotal	104	106
Unearned income	(33)	(34)
Investment in leveraged leases, net of non-recourse debt	$71	$72
Rental receivables are generally due in periodic installments. The payment periods for leveraged leases range from one to 17 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming rental receivables as those that are 90 days or more past due. At December 31, 2015 and 2014, all rental receivables were performing.
The deferred income tax liability related to leveraged leases was $76 million and $71 million at December 31, 2015 and 2014, respectively.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $1.1 billion and $681 million at December 31, 2015 and 2014, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities AFS and the effect on DAC, VOBA, DSI and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Fixed maturity securities	$2,265	$4,311	$1,884
Fixed maturity securities with noncredit OTTI losses in AOCI	(19)	(34)	(45)
Total fixed maturity securities	2,246	4,277	1,839
Equity securities	54	69	13
Derivatives	368	282	38
Other	78	9	(71)
Subtotal	2,746	4,637	1,819
Amounts allocated from:
Future policy benefits	(56)	(503)	—
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)	(2)	—
DAC, VOBA and DSI	(198)	(403)	(287)
Subtotal	(255)	(908)	(287)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	7	12	15
Deferred income tax benefit (expense)	(844)	(1,308)	(606)
Net unrealized investment gains (losses)	$1,654	$2,433	$941
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Years Ended December 31,
	2015	2014
	(In millions)
Balance at January 1,	$(34)	$(45)
Noncredit OTTI losses and subsequent changes recognized	9	6
Securities sold with previous noncredit OTTI loss	17	9
Subsequent changes in estimated fair value	(11)	(4)
Balance at December 31,	$(19)	$(34)

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Balance at January 1,	$2,433	$941	$2,569
Fixed maturity securities on which noncredit OTTI losses have been recognized	15	11	25
Unrealized investment gains (losses) during the year	(1,906)	2,807	(3,601)
Unrealized investment gains (losses) relating to:
Future policy benefits	447	(503)	740
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	1	(2)	(5)
DAC, VOBA and DSI	205	(116)	403
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(5)	(3)	(7)
Deferred income tax benefit (expense)	464	(702)	817
Balance at December 31,	$1,654	$2,433	$941
Change in net unrealized investment gains (losses)	$(779)	$1,492	$(1,628)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s stockholder’s equity, other than the U.S. government and its agencies, at both December 31, 2015 and 2014.
Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2015	2014
	(In millions)
Securities on loan: (1)
Amortized cost	$8,047	$5,748
Estimated fair value	$8,830	$6,703
Cash collateral on deposit from counterparties (2)	$8,981	$6,781
Security collateral on deposit from counterparties (3)	$23	$60
Reinvestment portfolio — estimated fair value	$8,938	$6,846
______________

(1)	Included within fixed maturity securities and short-term investments.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	December 31, 2015
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	% of Total
	(In millions)
Cash collateral liability by loaned security type
U.S. Treasury and agency	$2,631	$3,140	$1,338	$7,109	79.1%
Agency RMBS	—	939	579	1,518	16.9
U.S. corporate	9	302	—	311	3.5
Foreign government	1	42	—	43	0.5
Foreign corporate	—	—	—	—	—
Total	$2,641	$4,423	$1,917	$8,981	100.0%

	December 31, 2014
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	% of Total
	(In millions)
Cash collateral liability by loaned security type
U.S. Treasury and agency	$2,618	$2,611	$822	$6,051	89.2%
Agency RMBS	—	95	542	637	9.4
U.S. corporate	7	35	—	42	0.6
Foreign government	7	—	—	7	0.1
Foreign corporate	22	22	—	44	0.7
Total	$2,654	$2,763	$1,364	$6,781	100.0%
______________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2015 was $2.6 billion, over 99% of which were U.S. Treasury and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. Treasury and agency, ABS, non-agency RMBS and U.S. corporate securities) with 51% invested in agency RMBS, U.S. Treasury and agency, cash equivalents, short-term investments or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

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

	December 31,
	2015	2014
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$7,245	$7,334
Invested assets held in trust (reinsurance agreements) (2)	952	936
Invested assets pledged as collateral (3)	2,801	3,174
Total invested assets on deposit, held in trust, and pledged as collateral	$10,998	$11,444
______________

(1)	See Note 3 for information about invested assets that became restricted in 2014 in connection with MetLife Insurance Company of Connecticut’s withdrawal of its New York license.

(2)	The Company has held in trust certain investments, primarily fixed maturity securities, in connection with certain reinsurance transactions.

(3)	The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 5) and derivative transactions (see Note 9).
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
The Company’s PCI fixed maturity securities were as follows at:

	December 31,
	2015	2014
	(In millions)
Outstanding principal and interest balance (1)	$1,224	$653
Carrying value (2)	$911	$504
______________

(1)	Represents the contractually required payments, which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The following table presents information about PCI fixed maturity securities acquired during the periods indicated:

	Years Ended December 31,
	2015	2014
	(In millions)
Contractually required payments (including interest)	$785	$102
Cash flows expected to be collected (1)	$698	$78
Fair value of investments acquired	$512	$54
______________

(1)	Represents undiscounted principal and interest cash flow expectations, at the date of acquisition.
The following table presents activity for the accretable yield on PCI fixed maturity securities for:

	Years Ended December 31,
	2015	2014
	(In millions)
Accretable yield, January 1,	$251	$315
Investments purchased	186	24
Accretion recognized in earnings	(48)	(25)
Disposals	(8)	(13)
Reclassification (to) from nonaccretable difference	19	(50)
Accretable yield, December 31,	$400	$251
Collectively Significant Equity Method Investments
The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $2.6 billion at December 31, 2015. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $791 million at December 31, 2015. Except for certain real estate joint ventures, the Company’s investments in real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for the three most recent annual periods: 2015, 2014 and 2013. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of, and for, the years ended December 31, 2015, 2014 and 2013. Aggregate total assets of these entities totaled $294.3 billion and $264.7 billion at December 31, 2015 and 2014, respectively. Aggregate total liabilities of these entities totaled $46.3 billion and $23.2 billion at December 31, 2015 and 2014, respectively. Aggregate net income (loss) of these entities totaled $13.7 billion, $25.1 billion and $20.9 billion for the years ended December 31, 2015, 2014 and 2013, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).

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
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at December 31, 2015 and 2014.

	December 31,
	2015	2014
	(In millions)
CSEs: (1)
Assets:
Mortgage loans (commercial mortgage loans)	$172	$280
Accrued investment income	1	2
Total assets	$173	$282
Liabilities:
Long-term debt	$48	$139
Other liabilities	1	1
Total liabilities	$49	$140
______________

(1)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $105 million and $123 million at estimated fair value at December 31, 2015 and 2014, respectively. The long-term debt bears interest primarily at fixed rates ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $8 million, $36 million and $122 million for the years ended December 31, 2015, 2014 and 2013, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2015		2014
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, ABS and CMBS) (2)	$13,453	$13,453	$9,322	$9,322
U.S. and foreign corporate	461	461	526	526
Other limited partnership interests	1,367	1,647	1,774	2,162
Other investments (3)	92	100	103	117
Total	$15,373	$15,661	$11,725	$12,127
______________

(1)
The maximum exposure to loss relating to fixed maturity and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of less than $1 million at both December 31, 2015 and 2014. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

(3)	Other investments is comprised of real estate joint ventures, other invested assets and non-redeemable preferred stock.
As described in Note 16, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the years ended December 31, 2015, 2014 and 2013.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Investment income:
Fixed maturity securities	$2,010	$1,954	$2,235
Equity securities	18	17	13
Mortgage loans	360	337	360
Policy loans	54	59	57
Real estate and real estate joint ventures	108	80	56
Other limited partnership interests	134	266	270
Cash, cash equivalents and short-term investments	8	5	7
Operating joint venture	11	2	(5)
Other	11	3	(2)
Subtotal	2,714	2,723	2,991
Less: Investment expenses	115	103	124
Subtotal, net	2,599	2,620	2,867
FVO CSEs — interest income — commercial mortgage loans	16	49	132
Subtotal	16	49	132
Net investment income	$2,615	$2,669	$2,999
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$(8)	$(2)	$—
Industrial	(3)	—	—
Transportation	—	(2)	(3)
Finance	—	—	(3)
Total U.S. and foreign corporate securities	(11)	(4)	(6)
RMBS	(14)	(8)	(14)
OTTI losses on fixed maturity securities recognized in earnings	(25)	(12)	(20)
Fixed maturity securities — net gains (losses) on sales and disposals	(34)	26	61
Total gains (losses) on fixed maturity securities	(59)	14	41
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	(3)	(7)	(2)
Non-redeemable preferred stock	—	(8)	(3)
OTTI losses on equity securities recognized in earnings	(3)	(15)	(5)
Equity securities — net gains (losses) on sales and disposals	18	14	10
Total gains (losses) on equity securities	15	(1)	5
Mortgage loans	(11)	17	5
Real estate and real estate joint ventures	98	(4)	2
Other limited partnership interests	(1)	(9)	(6)
Other	(2)	43	(2)
Subtotal	40	60	45
FVO CSEs:
Commercial mortgage loans	(7)	(13)	(56)
Long-term debt — related to commercial mortgage loans	4	19	88
Non-investment portfolio gains (losses) (1)	(1)	(535)	(50)
Subtotal	(4)	(529)	(18)
Total net investment gains (losses)	$36	$(469)	$27
______________

(1)	Non-investment portfolio gains (losses) for the year ended December 31, 2014 includes a loss of $608 million related to the disposition of MAL as more fully described in Note 4.
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($6) million, $66 million and ($59) million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

	Years Ended December 31,
	2015	2014	2013	2015	2014	2013
	Fixed Maturity Securities			Equity Securities
	(In millions)
Proceeds	$29,937	$14,649	$11,719	$80	$57	$75
Gross investment gains	$165	$84	$194	$25	$15	$18
Gross investment losses	(199)	(58)	(133)	(7)	(1)	(8)
OTTI losses	(25)	(12)	(20)	(3)	(15)	(5)
Net investment gains (losses)	$(59)	$14	$41	$15	$(1)	$5
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in OCI:

	Years Ended December 31,
	2015	2014
	(In millions)
Balance at January 1,	$57	$59
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	1	—
Additional impairments — credit loss OTTI on securities previously impaired	11	7
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(14)	(9)
Increase in cash flows — accretion of previous credit loss OTTI	(3)	—
Balance at December 31,	$52	$57
Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$185	$1,441	$874
Amortized cost of invested assets transferred to affiliates	$169	$1,362	$827
Net investment gains (losses) recognized on transfers	$16	$79	$47
Estimated fair value of invested assets transferred from affiliates	$928	$132	$834

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

In 2013, prior to the Mergers, the Company transferred invested assets to and from MLIC of $739 million and $751 million, respectively, related to the establishment of a custodial account to secure certain policyholder liabilities, which is included in the table above. See Note 3 for additional information on the Mergers.
In July 2014, prior to the Mergers, the Company sold affiliated loans to other affiliates, which were included in other invested assets and in the table above, at an estimated fair value totaling $520 million and a $45 million gain was recognized in net investment gains (losses). Net investment income from these affiliated loans was $13 million and $28 million for the years ended December 31, 2014 and 2013, respectively.
The Company had affiliated loans outstanding to wholly-owned real estate subsidiaries of an affiliate, MLIC, which were included in mortgage loans, with a carrying value of $242 million at December 31, 2014. In August 2015 and November 2014, one affiliated loan with a carrying value of $132 million and two affiliated loans with a total carrying value of $120 million were repaid in cash prior to maturity. The remaining loan with a carrying value of $110 million was repaid in cash upon maturity in December 31, 2015. These affiliated loans were secured by interests in the real estate subsidiaries, which owned operating real estate with an estimated fair value in excess of the affiliated loans. Net investment income from these affiliated loans was $8 million, $34 million and $16 million for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, mortgage loan prepayment income earned from the three repayments prior to maturity described above was $31 million and $16 million for the years ended December 31, 2015 and 2014, respectively.
The Company receives investment administrative services from an affiliate. The related investment administrative service charges were $68 million, $62 million, and $76 million for years ended December 31, 2015, 2014 and 2013, respectively. The Company also had affiliated net investment income of less than $1 million for both the years ended December 31, 2015 and 2014 and $1 million for the year ended December 31, 2013.
See “— Mortgage Loans — Mortgage Loans by Portfolio Segment” for discussion of mortgage loan participation agreements with affiliate.
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
Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). In an interest rate swap, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount. The Company utilizes interest rate swaps in fair value, cash flow and nonqualifying hedging relationships.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The Company purchases interest rate caps and floors primarily to protect its floating rate liabilities against rises in interest rates above a specified level, and against interest rate exposure arising from mismatches between assets and liabilities, as well as to protect its minimum rate guarantee liabilities against declines in interest rates below a specified level, respectively. In certain instances, the Company locks in the economic impact of existing purchased caps and floors by entering into offsetting written caps and floors. The Company utilizes interest rate caps and floors in nonqualifying hedging relationships.
In exchange-traded interest rate (Treasury and swap) futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of interest rate securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring, to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance, and to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded interest rate futures in nonqualifying hedging relationships.
Swaptions are used by the Company to hedge interest rate risk associated with the Company’s long-term liabilities and invested assets. A swaption is an option to enter into a swap with a forward starting effective date. In certain instances, the Company locks in the economic impact of existing purchased swaptions by entering into offsetting written swaptions. The Company pays a premium for purchased swaptions and receives a premium for written swaptions. The Company utilizes swaptions in nonqualifying hedging relationships. Swaptions are included in interest rate options.
The Company enters into interest rate forwards to buy and sell securities. The price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date. The Company utilizes interest rate forwards in cash flow hedging relationships.
Foreign Currency Exchange Rate Derivatives
The Company uses foreign currency swaps to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company utilizes foreign currency swaps in fair value, cash flow and nonqualifying hedging relationships.
To a lesser extent, the Company uses foreign currency forwards and exchange-traded currency futures in nonqualifying hedging relationships.
Credit Derivatives
The Company enters into purchased credit default swaps to hedge against credit-related changes in the value of its investments. In a credit default swap transaction, the Company agrees with another party to pay, at specified intervals, a premium to hedge credit risk. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional amount in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. Credit events vary by type of issuer but typically include bankruptcy, failure to pay debt obligations, repudiation, moratorium, involuntary restructuring or governmental intervention. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association, Inc. (“ISDA”) deems that a credit event has occurred. The Company utilizes credit default swaps in nonqualifying hedging relationships.
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
Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. To hedge against adverse changes in equity indices, the Company enters into contracts to sell the equity index within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at the time of exercise and the strike price. Certain of these contracts may also contain settlement provisions linked to interest rates. In certain instances, the Company may enter into a combination of transactions to hedge adverse changes in equity indices within a pre-determined range through the purchase and sale of options. The Company utilizes equity index options in nonqualifying hedging relationships.
Equity variance swaps are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. In an equity variance swap, the Company agrees with another party to exchange amounts in the future, based on changes in equity volatility over a defined period. The Company utilizes equity variance swaps in nonqualifying hedging relationships.
In exchange-traded equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of equity securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded equity futures are used primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded equity futures in nonqualifying hedging relationships.
TRRs are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the LIBOR, calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses TRRs to hedge its equity market guarantees in certain of its insurance products. TRRs can be used as hedges or to synthetically create investments. The Company utilizes TRRs in nonqualifying hedging relationships.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2015			2014
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$420	$38	$1	$379	$33	$2
Cash flow hedges:
Interest rate swaps	Interest rate	230	60	—	369	81	—
Interest rate forwards	Interest rate	35	8	—	155	45	—
Foreign currency swaps	Foreign currency exchange rate	937	126	3	728	56	9
Subtotal		1,202	194	3	1,252	182	9
Total qualifying hedges		1,622	232	4	1,631	215	11
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	23,134	1,804	638	25,919	1,709	601
Interest rate floors	Interest rate	7,036	33	24	16,404	83	69
Interest rate caps	Interest rate	13,792	38	—	7,901	11	—
Interest rate futures	Interest rate	630	2	—	325	1	—
Interest rate options	Interest rate	18,620	472	5	29,870	446	16
Foreign currency swaps	Foreign currency exchange rate	659	75	—	672	59	4
Foreign currency forwards	Foreign currency exchange rate	185	4	1	48	3	—
Credit default swaps — purchased	Credit	21	—	—	45	—	1
Credit default swaps — written	Credit	2,093	13	1	1,924	29	1
Equity futures	Equity market	3,669	37	—	3,086	34	—
Equity index options	Equity market	44,035	1,032	626	27,212	854	613
Equity variance swaps	Equity market	14,866	120	434	15,433	120	435
TRRs	Equity market	2,814	31	49	2,332	12	67
Total non-designated or nonqualifying derivatives		131,554	3,661	1,778	131,171	3,361	1,807
Total		$133,176	$3,893	$1,782	$132,802	$3,576	$1,818
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2015 and 2014. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$(154)	$868	$(5,826)
Embedded derivatives gains (losses)	(270)	(1,049)	6,267
Total net derivative gains (losses)	$(424)	$(181)	$441
______________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Qualifying hedges:
Net investment income	$11	$4	$2
Interest credited to policyholder account balances	(2)	(1)	2
Nonqualifying hedges:
Net derivative gains (losses)	360	273	(157)
Policyholder benefits and claims	14	32	(292)
Total	$383	$308	$(445)

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Nonqualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Year Ended December 31, 2015
Interest rate derivatives	$(67)	$—	$5
Foreign currency exchange rate derivatives	42	—	—
Credit derivatives — purchased	—	—	—
Credit derivatives — written	(14)	—	—
Equity derivatives	(476)	(4)	(25)
Total	$(515)	$(4)	$(20)
Year Ended December 31, 2014
Interest rate derivatives	$1,174	$—	$43
Foreign currency exchange rate derivatives	4	—	—
Credit derivatives — purchased	(22)	—	—
Credit derivatives — written	18	—	—
Equity derivatives	(591)	(8)	(279)
Total	$583	$(8)	$(236)
Year Ended December 31, 2013
Interest rate derivatives	$(1,534)	$—	$(27)
Foreign currency exchange rate derivatives	(542)	—	—
Credit derivatives — purchased	—	—	—
Credit derivatives — written	27	—	—
Equity derivatives	(3,625)	(7)	(726)
Total	$(5,674)	$(7)	$(753)
______________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Year Ended December 31, 2015
Interest rate swaps:	Fixed maturity securities	$1	$1	$2
	Policyholder liabilities (1)	2	(2)	—
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	—	—	—
Total		$3	$(1)	$2
Year Ended December 31, 2014
Interest rate swaps:	Fixed maturity securities	$1	$(1)	$—
	Policyholder liabilities (1)	32	(31)	1
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	—	—	—
Total		$33	$(32)	$1
Year Ended December 31, 2013
Interest rate swaps:	Fixed maturity securities	$7	$(9)	$(2)
	Policyholder liabilities (1)	(30)	28	(2)
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	2	(2)	—
Total		$(21)	$17	$(4)
______________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $3 million for the year ended December 31, 2015 and not significant for both the years ended December 31, 2014 and 2013.
At December 31, 2015 and 2014, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years and five years, respectively.
At December 31, 2015 and 2014, the balance in AOCI associated with cash flow hedges was $368 million and $282 million, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of stockholder’s equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives

	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
	(In millions)
Year Ended December 31, 2015
Interest rate swaps	$15	$1	$1	$1
Interest rate forwards	1	2	2	—
Foreign currency swaps	76	—	—	—
Credit forwards	—	—	—	—
Total	$92	$3	$3	$1
Year Ended December 31, 2014
Interest rate swaps	$131	$1	$1	$—
Interest rate forwards	55	1	1	—
Foreign currency swaps	56	(6)	—	—
Credit forwards	—	—	—	—
Total	$242	$(4)	$2	$—
Year Ended December 31, 2013
Interest rate swaps	$(120)	$—	$1	$—
Interest rate forwards	(57)	9	1	—
Foreign currency swaps	(17)	—	—	1
Credit forwards	(1)	—	—	—
Total	$(195)	$9	$2	$1
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2015, $27 million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $2.1 billion and $1.9 billion at December 31, 2015 and 2014, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At December 31, 2015 and 2014, the Company would have received $12 million and $28 million, respectively, to terminate all of these contracts.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2015			2014
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$1	$207	1.5	$2	$155	2.1
Credit default swaps referencing indices	1	219	4.0	1	134	1.3
Subtotal	2	426	2.8	3	289	1.7
Baa
Single name credit default swaps (corporate)	2	409	1.6	5	454	2.3
Credit default swaps referencing indices	8	1,222	4.8	18	1,145	5.0
Subtotal	10	1,631	4.0	23	1,599	4.2
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	36	5.0	2	36	5.0
Subtotal	—	36	5.0	2	36	5.0
Total	$12	$2,093	3.8	$28	$1,924	3.8
______________

(1)
The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), S&P and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average gross notional amounts.
Credit Risk on Freestanding Derivatives
The Company may be exposed to credit-related losses in the event of nonperformance by its counterparties to derivatives. Generally, the current credit exposure of the Company’s derivatives is limited to the net positive estimated fair value of derivatives at the reporting date after taking into consideration the existence of master netting or similar agreements and any collateral received pursuant to such agreements.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2015		2014
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$3,870	$1,725	$3,554	$1,767
OTC-cleared (1)	78	78	75	73
Exchange-traded	39	—	35	—
Total gross estimated fair value of derivatives (1)	3,987	1,803	3,664	1,840
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	3,987	1,803	3,664	1,840
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,577)	(1,577)	(1,592)	(1,592)
OTC-cleared	(70)	(70)	(54)	(54)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(1,605)	—	(753)	—
OTC-cleared	(8)	(8)	(21)	(18)
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(552)	(148)	(1,152)	(175)
OTC-cleared	—	—	—	—
Exchange-traded	—	—	—	—
Net amount after application of master netting agreements and collateral	$175	$—	$92	$1
______________

(1)
At December 31, 2015 and 2014, derivative assets included income or expense accruals reported in accrued investment income or in other liabilities of $94 million and $88 million, respectively, and derivative liabilities included income or expense accruals reported in accrued investment income or in other liabilities of $21 million and $22 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but segregated for the benefit of the Company). The amount of this off-balance sheet collateral was $0 and $121 million at December 31, 2015 and 2014, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2015 and 2014, the Company received excess cash collateral of $1 million and $33 million (including $0 and $33 million off-balance sheet cash collateral held in separate custodial accounts), respectively, and provided excess cash collateral of $62 million and $30 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2015 none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2015 and 2014, the Company received excess securities collateral with an estimated fair value of $0 and $122 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2015 and 2014, the Company provided excess securities collateral with an estimated fair value of $36 million and $17 million, respectively, for its OTC-bilateral derivatives, $34 million and $37 million, respectively, for its OTC-cleared derivatives, and $156 million and $165 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the estimated fair value of that counterparty’s derivatives reaches a pre-determined threshold. Certain of these arrangements also include financial strength-contingent provisions that provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the financial strength ratings of MetLife Insurance Company USA and/or the credit ratings of the counterparty. In addition, certain of the Company’s netting agreements for derivatives contain provisions that require both MetLife Insurance Company USA and the counterparty to maintain a specific investment grade financial strength or credit rating from each of Moody’s and S&P. If a party’s financial strength or credit ratings were to fall below that specific investment grade financial strength or credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that are in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. The table also presents the incremental collateral that MetLife Insurance Company USA would be required to provide if there was a one-notch downgrade in MetLife Insurance Company USA’s financial strength rating at the reporting date or if MetLife Insurance Company USA’s financial strength rating sustained a downgrade to a level that triggered full overnight collateralization or termination of the derivative position at the reporting date. OTC-bilateral derivatives that are not subject to collateral agreements are excluded from this table.

	December 31,
	2015	2014
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$148	$175
Estimated Fair Value of Collateral Provided
Fixed maturity securities	$179	$192
Cash	$—	$—
Fair Value of Incremental Collateral Provided Upon
One-notch downgrade in financial strength rating	$—	$—
Downgrade in financial strength rating to a level that triggers full overnight collateralization or termination of the derivative position	$—	$—
______________

(1)	After taking into consideration the existence of netting agreements.

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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2015	2014
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$242	$217
Funds withheld on assumed reinsurance	Other invested assets	35	53
Options embedded in debt or equity securities	Investments	(63)	(48)
Net embedded derivatives within asset host contracts		$214	$222
Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$177	$(609)
Assumed guaranteed minimum benefits	Policyholder account balances	897	827
Funds withheld on ceded reinsurance	Other liabilities	244	382
Other	Policyholder account balances	6	17
Net embedded derivatives within liability host contracts		$1,324	$617
The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Net derivative gains (losses) (1), (2)	$(270)	$(1,049)	$6,267
Policyholder benefits and claims	$21	$87	$(139)
______________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $25 million, $73 million and ($1.0) billion for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	See Note 7 for discussion of affiliated net derivative gains (losses).
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

	December 31, 2015
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$15,295	$1,451	$16,746
U.S. Treasury and agency	7,998	5,808	—	13,806
RMBS	—	7,138	1,340	8,478
Foreign corporate	—	4,263	691	4,954
State and political subdivision	—	2,692	13	2,705
ABS	—	2,357	317	2,674
CMBS	—	2,120	181	2,301
Foreign government	—	719	26	745
Total fixed maturity securities	7,998	40,392	4,019	52,409
Equity securities	44	268	97	409
Short-term investments (1)	59	1,623	47	1,729
Commercial mortgage loans held by CSEs — FVO	—	172	—	172
Derivative assets: (2)
Interest rate	2	2,445	8	2,455
Foreign currency exchange rate	—	205	—	205
Credit	—	12	1	13
Equity market	37	968	215	1,220
Total derivative assets	39	3,630	224	3,893
Net embedded derivatives within asset host contracts (3)	—	—	277	277
Separate account assets (4)	624	100,965	146	101,735
Total assets	$8,764	$147,050	$4,810	$160,624
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$668	$—	$668
Foreign currency exchange rate	—	4	—	4
Credit	—	1	—	1
Equity market	—	653	456	1,109
Total derivative liabilities	—	1,326	456	1,782
Net embedded derivatives within liability host contracts (3)	—	—	1,324	1,324
Long-term debt of CSEs — FVO	—	48	—	48
Total liabilities	$—	$1,374	$1,780	$3,154

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	December 31, 2014
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$15,447	$1,355	$16,802
U.S. Treasury and agency	10,226	5,600	—	15,826
RMBS	—	5,365	716	6,081
Foreign corporate	—	4,704	710	5,414
State and political subdivision	—	2,592	—	2,592
ABS	—	1,381	181	1,562
CMBS	—	1,531	148	1,679
Foreign government	—	741	—	741
Total fixed maturity securities	10,226	37,361	3,110	50,697
Equity securities	105	254	100	459
Short-term investments (1)	253	812	71	1,136
Commercial mortgage loans held by CSEs — FVO	—	280	—	280
Derivative assets: (2)
Interest rate	1	2,363	45	2,409
Foreign currency exchange rate	—	118	—	118
Credit	—	28	1	29
Equity market	34	770	216	1,020
Total derivative assets	35	3,279	262	3,576
Net embedded derivatives within asset host contracts (3)	—	—	270	270
Separate account assets (4)	249	108,454	158	108,861
Total assets	$10,868	$150,440	$3,971	$165,279
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$688	$—	$688
Foreign currency exchange rate	—	13	—	13
Credit	—	2	—	2
Equity market	—	657	458	1,115
Total derivative liabilities	—	1,360	458	1,818
Net embedded derivatives within liability host contracts (3)	—	—	617	617
Long-term debt of CSEs — FVO	—	139	—	139
Total liabilities	$—	$1,499	$1,075	$2,574
______________

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

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets. At December 31, 2015 and 2014, debt and equity securities also included embedded derivatives of ($63) million and ($48) million, respectively.

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
Investments
Valuation Controls and Procedures
On behalf of the Company and MetLife, Inc.’s Chief Investment Officer and Chief Financial Officer, a pricing and valuation committee that is independent of the trading and investing functions and comprised of senior management, provides oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a quarterly basis, this committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. This committee also provides oversight of the selection of independent third-party pricing providers and the controls and procedures to evaluate third party pricing. Periodically, the Chief Accounting Officer reports to the Audit Committee of MetLife Insurance Company USA’s Board of Directors regarding compliance with fair value accounting standards.
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 5% of the total estimated fair value of Level 3 fixed maturity securities at December 31, 2015.
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

Instrument		Level 2 Observable Inputs	Level 3 Unobservable Inputs
Fixed Maturity Securities
U.S. corporate and Foreign corporate securities
	Valuation Techniques: Principally the market and income approaches.		Valuation Techniques: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	illiquidity premium
	•	benchmark yields; spreads off benchmark yields; new issuances; issuer rating	•	delta spread adjustments to reflect specific credit-related issues
	•	trades of identical or comparable securities; duration	•	credit spreads
	•	Privately-placed securities are valued using the additional key inputs:	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
• market yield curve; call provisions
		• observable prices and spreads for similar public or private securities that incorporate the credit quality and industry sector of the issuer	•	independent non-binding broker quotations
• delta spread adjustments to reflect specific credit-related issues
U.S. Treasury and agency, State and political subdivision and Foreign government securities
	Valuation Techniques: Principally the market approach.		Valuation Techniques: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	independent non-binding broker quotations
	•	benchmark U.S. Treasury yield or other yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	the spread off the U.S. Treasury yield curve for the identical security
	•	issuer ratings and issuer spreads; broker-dealer quotes	•	credit spreads
	•	comparable securities that are actively traded
Structured securities comprised of RMBS, ABS and CMBS
	Valuation Techniques: Principally the market and income approaches.		Valuation Techniques: Principally the market and income approaches.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	credit spreads
	•	spreads for actively traded securities; spreads off benchmark yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	expected prepayment speeds and volumes
	•	current and forecasted loss severity; ratings; geographic region	•	independent non-binding broker quotations
	•	weighted average coupon and weighted average maturity
	•	average delinquency rates; debt-service coverage ratios
	•	issuance-specific information, including, but not limited to:
• collateral type; structure of the security; vintage of the loans
• payment terms of the underlying assets
• payment priority within the tranche; deal performance

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

Instrument	Level 2 Observable Inputs	Level 3 Unobservable Inputs
Equity Securities
	Valuation Techniques: Principally the market approach.	Valuation Techniques: Principally the market and income approaches.
	Key Input:	Key Inputs:
	• quoted prices in markets that are not considered active	•	credit ratings; issuance structures
		•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
		•	independent non-binding broker quotations
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
Key Input:
• quoted securitization market price determined principally by independent pricing services using observable inputs

Separate Account Assets (1)
Mutual funds without readily determinable fair values as prices are not published publicly
	Key Input:	•	N/A
• quoted prices or reported NAV provided by the fund managers
Other limited partnership interests
	• N/A	Valuation Techniques: Valued giving consideration to the underlying holdings of the partnerships and by applying a premium or discount, if appropriate.
Key Inputs:
		•	liquidity; bid/ask spreads; performance record of the fund manager
		•	other relevant variables that may impact the exit value of the particular partnership interest
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

Embedded Derivatives
Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees, equity or bond indexed crediting rates within certain annuity contracts, and those related to funds withheld on ceded reinsurance agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at December 31, 2015 and 2014, transfers between Levels 1 and 2 were not significant.

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

					December 31, 2015				December 31, 2014				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(65)	-	240	49	(35)	-	240	51	Decrease
	•	Market pricing	•	Quoted prices (5)	13	-	780	314	—	-	750	418	Increase
	•	Consensus pricing	•	Offered quotes (5)	68	-	95	80	78	-	103	86	Increase
RMBS	•	Market pricing	•	Quoted prices (5)	29	-	292	93	1	-	117	107	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	97	-	103	100	97	-	108	101	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	66	-	105	99	62	-	106	99	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	317	-	317		278	-	297		Increase (11)
Credit	•	Present value techniques	•	Credit spreads (8)	—	-	—		99	-	99		Decrease (8)
	•	Consensus pricing	•	Offered quotes (9)
Equity market	•	Present value techniques or option pricing models	•	Volatility (10)	17%	-	36%		15%	-	27%		Increase (11)
			•	Correlation (12)	70%	-	70%		70%	-	70%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.10%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.50%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (14)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		20%	-	50%		Increase (15)
			•	Withdrawal rates	0.25%	-	10%		0.07%	-	10%		(16)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (17)
			•	Nonperformance risk spread	0.04%	-	0.52%		0.03%	-	1.39%		Decrease (18)
______________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(9)	At both December 31, 2015 and 2014, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement of assets and liabilities classified within Level 3 that are not included in the preceding table. Generally, all other classes of securities classified within Level 3, including those within separate account assets and embedded derivatives within funds withheld related to certain ceded and assumed reinsurance, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements.”

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured (2)	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (3)	Net Embedded Derivatives (4)	Separate Account Assets (5)
	(In millions)
Balance, January 1, 2014	$2,049	$1,005	$—	$—	$131	$—	$(292)	$288	$153
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	3	10	—	—	(2)	—	(4)	(957)	(1)
Total realized/unrealized gains (losses) included in AOCI	74	12	—	—	7	—	57	107	—
Purchases (8)	178	501	—	—	—	71	4	—	12
Sales (8)	(194)	(277)	—	—	(24)	—	—	—	(9)
Issuances (8)	—	—	—	—	—	—	—	—	—
Settlements (8)	—	—	—	—	—	—	39	215	—
Transfers into Level 3 (9)	163	25	—	—	6	—	—	—	3
Transfers out of Level 3 (9)	(208)	(231)	—	—	(18)	—	—	—	—
Balance, December 31, 2014	$2,065	$1,045	$—	$—	$100	$71	$(196)	$(347)	$158
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	16	21	—	—	11	—	(74)	(228)	(6)
Total realized/unrealized gains (losses) included in AOCI	(113)	(11)	—	(3)	(10)	—	2	—	—
Purchases (8)	285	1,255	13	29	—	47	22	—	3
Sales (8)	(118)	(360)	—	—	(16)	—	—	—	(5)
Issuances (8)	—	—	—	—	—	—	—	—	—
Settlements (8)	—	—	—	—	—	—	14	(472)	—
Transfers into Level 3 (9)	202	22	—	—	19	—	—	—	—
Transfers out of Level 3 (9)	(195)	(134)	—	—	(7)	(71)	—	—	(4)
Balance, December 31, 2015	$2,142	$1,838	$13	$26	$97	$47	$(232)	$(1,047)	$146
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2013 (10)	$5	$1	$—	$—	$(5)	$—	$(443)	$6,270	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2014 (10)	$3	$6	$—	$—	$(1)	$—	$(7)	$(982)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2015 (10)	$11	$21	$—	$—	$—	$—	$(64)	$(241)	$—
Gains (Losses) Data for the year ended December 31, 2013
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	$1	$4	$—	$—	$8	$—	$(466)	$6,309	$6
Total realized/unrealized gains (losses) included in AOCI	$(43)	$9	$—	$—	$21	$—	$(58)	$292	$—
____________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Comprised of RMBS, ABS and CMBS.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

(3)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(4)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(5)
Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income. For the purpose of this disclosure, these changes are presented within net investment gains (losses).

(6)
Amortization of premium/accretion of discount is included within net investment income. Impairments charged to net income (loss) on securities are included in net investment gains (losses). Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income for net derivatives and net embedded derivatives are reported in net derivatives gains (losses).

(7)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(8)	Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.

(9)
Gains and losses, in net income (loss) and OCI, are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.

(10)
Changes in unrealized gains (losses) included in net income (loss) relate to assets and liabilities still held at the end of the respective periods. Substantially all changes in unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).

Fair Value Option
The following table presents information for certain assets and liabilities of CSEs, which are accounted for under the FVO. These assets and liabilities were initially measured at fair value.

	December 31,
	2015	2014
	(In millions)
Assets (1)
Unpaid principal balance	$121	$223
Difference between estimated fair value and unpaid principal balance	51	57
Carrying value at estimated fair value	$172	$280
Liabilities (1)
Contractual principal balance	$46	$133
Difference between estimated fair value and contractual principal balance	2	6
Carrying value at estimated fair value	$48	$139
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

	At December 31,			Years Ended December 31,
	2015	2014	2013	2015	2014	2013
	Carrying Value After Measurement			Gains (Losses)
	(In millions)
Mortgage loans (1)	$3	$3	$19	$—	$—	$(3)
Other limited partnership interests (2)	$2	$38	$5	$(1)	$(6)	$(6)
Goodwill (3)	$—	$—	$—	$—	$(33)	$(66)
______________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both December 31, 2015 and 2014 were not significant.

(3)
In 2014, the Company recorded an impairment of goodwill associated with the Retail Annuities reporting unit. In addition, the Company recorded impairments of goodwill associated with the Retail Life & Other and Retail Annuities reporting units in 2013. See Note 11 for additional information on the impairments. These impairments have been categorized as Level 3 due to the significant unobservable inputs used in the determination of the estimated fair value.

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions and those short-term investments that are not securities, such as time deposits, and therefore are not included in the three level hierarchy table disclosed in the “— Recurring Fair Value Measurements” section. The estimated fair value of the excluded financial instruments, which are primarily classified in Level 2, approximates carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the tables below are not considered financial instruments subject to this disclosure.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2015
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$7,090	$—	$—	$7,386	$7,386
Policy loans	$1,266	$—	$917	$430	$1,347
Real estate joint ventures	$23	$—	$—	$65	$65
Other limited partnership interests	$52	$—	$—	$57	$57
Premiums, reinsurance and other receivables	$6,074	$—	$80	$7,163	$7,243
Liabilities
Policyholder account balances	$18,968	$—	$—	$20,339	$20,339
Long-term debt	$788	$—	$1,070	$—	$1,070
Other liabilities	$217	$—	$43	$174	$217
Separate account liabilities	$1,275	$—	$1,275	$—	$1,275

	December 31, 2014
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$5,559	$—	$—	$6,020	$6,020
Policy loans	$1,194	$—	$834	$454	$1,288
Real estate joint ventures	$37	$—	$—	$83	$83
Other limited partnership interests	$63	$—	$—	$81	$81
Premiums, reinsurance and other receivables	$6,231	$—	$51	$7,156	$7,207
Liabilities
Policyholder account balances	$20,554	$—	$—	$22,079	$22,079
Long-term debt	$789	$—	$1,120	$—	$1,120
Other liabilities	$245	$—	$76	$169	$245
Separate account liabilities	$1,432	$—	$1,432	$—	$1,432
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
Policyholder Account Balances
These policyholder account balances include investment contracts which primarily include certain funding agreements, fixed deferred annuities, modified guaranteed annuities, fixed term payout annuities and total control accounts. The valuation of these investment contracts is based on discounted cash flow methodologies using significant unobservable inputs. The estimated fair value is determined using current market risk-free interest rates adding a spread to reflect the nonperformance risk in the liability.
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
The market multiple valuation approach utilizes market multiples of companies with similar businesses and the projected operating earnings of the reporting unit. The discounted cash flow valuation approach requires judgments about revenues, operating earnings projections, capital market assumptions and discount rates. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, control premium, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that the Company believes is appropriate for the respective reporting unit.
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
For the 2015 annual goodwill impairment test, the Company utilized the qualitative assessment for its Corporate Benefit Funding reporting unit and determined it was not more likely than not that the fair value of the reporting unit tested was less than its carrying amount, and, therefore no further testing was needed for this reporting unit.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
11. Goodwill (continued)

Information regarding goodwill by segment, as well as Corporate & Other, was as follows:

	Retail	Corporate Benefit Funding	Corporate & Other (1)	Total
	(In millions)
Balance at January 1, 2013
Goodwill	$274	$307	$405	$986
Accumulated impairment	(218)	—	(176)	(394)
Total goodwill, net	$56	$307	$229	$592
Impairments (2)	(23)	—	(43)	(66)
Balance at December 31, 2013
Goodwill	$274	$307	$405	$986
Accumulated impairment	(241)	—	(219)	(460)
Total goodwill, net	$33	$307	$186	$526
Dispositions (3)	—	(112)	—	(112)
Impairments	(33)	—	—	(33)
Balance at December 31, 2014
Goodwill	$274	$195	$405	$874
Accumulated impairment	(274)	—	(219)	(493)
Total goodwill, net	$—	$195	$186	$381
Balance at December 31, 2015
Goodwill	$274	$195	$405	$874
Accumulated impairment	(274)	—	(219)	(493)
Total goodwill, net	$—	$195	$186	$381
______________

(1)
For purposes of goodwill impairment testing in 2015, the $186 million of net goodwill in Corporate & Other at December 31, 2014 did not change. This balance resulted from goodwill acquired as part of the 2005 Travelers acquisition and was allocated to the Corporate Benefit Funding segment.

(2)
In connection with its annual goodwill impairment testing, the Company determined that all of the recorded goodwill associated with the Retail Life & Other reporting unit was not recoverable and recorded a non-cash charge of $66 million ($57 million, net of income tax) for the impairment of the entire goodwill balance on the consolidated statements of operations for the year ended December 31, 2013.

(3)
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

12. Debt
Long-term debt outstanding was as follows:

	Interest Rate	Maturity	December 31,
			2015	2014
			(In millions)
Surplus note — affiliated (1)	8.60%	2038	$750	$750
Long-term debt — unaffiliated (2)	7.03%	2030	38	39
Total long-term debt (3)			$788	$789
______________

(1)
Payments of interest and principal on the affiliated surplus note, which is subordinate to all other obligations and may be made only with the prior approval of the Delaware Commissioner of Insurance (the “Delaware Commissioner”).

(2)	Principal and interest is paid quarterly.

(3)	Excludes $48 million and $139 million of long-term debt relating to CSEs at December 31, 2015 and 2014, respectively. See Note 8.
In December 2014, MetLife USA repaid in cash at maturity its $75 million 6.80% affiliated note.
The aggregate maturities of long-term debt at December 31, 2015 are $1 million in 2016, $1 million in 2017, $2 million in each of 2018, 2019 and 2020 and $780 million thereafter.
Interest expense related to the Company’s indebtedness is included in other expenses and was $68 million for year ended December 31, 2015 and was $73 million for each of the years ended December 31, 2014 and 2013.
Letters of Credit
The Company had access to credit facilities from various banks, either directly with the bank or indirectly through letters of credit available to MetLife, Inc. for the benefit of the Company and certain other affiliates of MetLife, Inc. These facilities were used for collateral for certain of the Company’s affiliated reinsurance liabilities. Total fees associated with letters of credit was $5 million, $13 million and $27 million for the years ended December 31, 2015, 2014 and 2013, respectively, and was included in other expenses. At December 31, 2015, the Company had $0 in letters of credit outstanding. Remaining availability was $3.5 billion at December 31, 2015.
13. Equity
See Note 3 for a discussion on the Mergers.
Common Stock
In August 2014, MetLife Insurance Company of Connecticut redeemed for $1.4 billion and retired 4,595,317 shares of its common stock owned by MetLife Investors Group LLC.
Capital Contributions
In August 2014, MetLife Insurance Company of Connecticut received a capital contribution of $231 million in cash from MetLife, Inc.
See Note 18 for information on a subsequent capital contribution.
Statutory Equity and Income
The state of domicile of MetLife Insurance Company USA imposes risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”) to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”), based on the statutory-based filed financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC. The RBC ratio for MetLife Insurance Company USA was in excess of 350% for all periods presented.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
13. Equity (continued)

MetLife Insurance Company USA prepares statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by the Delaware Department of Insurance. The NAIC has adopted the Codification of Statutory Accounting Principles (“Statutory Codification”). Statutory Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. Modifications by the state insurance department may impact the effect of Statutory Codification on the statutory capital and surplus of MetLife Insurance Company USA.
Statutory accounting principles differ from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, reporting surplus notes as surplus instead of debt, reporting of reinsurance agreements and valuing securities on a different basis.
In addition, certain assets are not admitted under statutory accounting principles and are charged directly to surplus. The most significant assets not admitted by MetLife Insurance Company USA are net deferred income tax assets resulting from temporary differences between statutory accounting principles basis and tax basis not expected to reverse and become recoverable within three years.
The Delaware Department of Insurance approved two statutory accounting permitted practices for MetLife Insurance Company USA. For December 31, 2013, MetLife Insurance Company USA applied a U.S. GAAP reserving methodology for certain foreign blocks of business held by Exeter prior to the mergers into MetLife Insurance Company USA of certain of its affiliates, including Exeter, and a subsidiary. These blocks of business were recaptured by the counterparties prior to these mergers and are, therefore, not included in MetLife Insurance Company USA’s statutory reserves as of December 31, 2014. In addition, the Delaware Department of Insurance granted permission for MetLife Insurance Company USA not to calculate, record or disclose the effect of this permitted practice on statutory surplus and net income for the year ended December 31, 2013.
The tables below present amounts from MetLife Insurance Company USA, which are derived from the statutory-basis financial statements as filed with the Delaware Department of Insurance.
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2015	2014	2013
		(In millions)
MetLife Insurance Company USA	Delaware	$(1,022)	$1,543	$3,358
Statutory capital and surplus was as follows at:

	December 31,
Company	2015	2014
	(In millions)
MetLife Insurance Company USA	$5,942	$6,042

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
13. Equity (continued)

Dividend Restrictions
Under Delaware Insurance Code, MetLife Insurance Company USA is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife, Inc. as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its net statutory gain from operations for the immediately preceding calendar year (excluding realized capital gains). MetLife Insurance Company USA will be permitted to pay a dividend to MetLife, Inc. in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner and the Delaware Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)”) as of the immediately preceding calendar year requires insurance regulatory approval. Under Delaware Insurance Code, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. During the year ended December 31, 2015, MetLife Insurance Company USA paid a dividend to MetLife, Inc. in the amount of $500 million. During the year ended December 31, 2014, MetLife Insurance Company USA did not pay a dividend. During the year ended December 31, 2014, prior to the Mergers, Exeter paid a dividend to MetLife, Inc. of $155 million.
Based on amounts at December 31, 2015, MetLife Insurance Company USA could pay a dividend to MetLife, Inc. in 2016 of $586 million without prior approval of the Delaware Commissioner.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
13. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at January 1, 2012	$2,410	$159	$(13)	$2,556
OCI before reclassifications	(2,163)	(195)	54	(2,304)
Deferred income tax benefit (expense)	714	68	(2)	780
AOCI before reclassifications, net of income tax	961	32	39	1,032
Amounts reclassified from AOCI	(69)	(11)	—	(80)
Deferred income tax benefit (expense)	24	4	—	28
Amounts reclassified from AOCI, net of income tax	(45)	(7)	—	(52)
Balance at December 31, 2013	916	25	39	980
OCI before reclassifications	2,301	242	(56)	2,487
Deferred income tax benefit (expense)	(707)	(85)	4	(788)
AOCI before reclassifications, net of income tax	2,510	182	(13)	2,679
Amounts reclassified from AOCI	(28)	2	—	(26)
Deferred income tax benefit (expense)	8	(1)	—	7
Amounts reclassified from AOCI, net of income tax	(20)	1	—	(19)
Sale of subsidiary (2)	(320)	—	6	(314)
Deferred income tax benefit (expense)	80	—	—	80
Sale of subsidiary, net of income tax	(240)	—	6	(234)
Balance at December 31, 2014	2,250	183	(7)	2,426
OCI before reclassifications	(1,370)	92	(28)	(1,306)
Deferred income tax benefit (expense)	506	(32)	9	483
AOCI before reclassifications, net of income tax	1,386	243	(26)	1,603
Amounts reclassified from AOCI	46	(6)	—	40
Deferred income tax benefit (expense)	(17)	2	—	(15)
Amounts reclassified from AOCI, net of income tax	29	(4)	—	25
Balance at December 31, 2015	$1,415	$239	$(26)	$1,628
__________________

(1)	See Note 8 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

(2)	See Note 4.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
13. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Years Ended December 31,
	2015	2014	2013
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains(losses)	$(48)	$13	$50	Net investment gains (losses)
Net unrealized investment gains (losses)	12	11	17	Net investment income
Net unrealized investment gains (losses)	(10)	4	2	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(46)	28	69
Income tax (expense) benefit	17	(8)	(24)
Net unrealized investment gains (losses), net of income tax	$(29)	$20	$45
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$1	$1	$—	Net derivative gains (losses)
Interest rate swaps	1	1	1	Net investment income
Interest rate forwards	2	1	9	Net derivative gains (losses)
Interest rate forwards	2	1	1	Net investment income
Foreign currency swaps	—	(6)	—	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	6	(2)	11
Income tax (expense) benefit	(2)	1	(4)
Gains (losses) on cash flow hedges, net of income tax	$4	$(1)	$7
Total reclassifications, net of income tax	$(25)	$19	$52

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

14. Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Compensation	$472	$320	$358
Commissions	650	492	700
Volume-related costs	134	170	165
Affiliated interest costs on ceded and assumed reinsurance	205	325	212
Capitalization of DAC	(325)	(279)	(512)
Amortization of DAC and VOBA	595	990	205
Interest expense on debt	76	109	195
Premium taxes, licenses and fees	67	53	59
Professional services	21	58	42
Rent and related expenses	53	41	31
Other	369	475	482
Total other expenses	$2,317	$2,754	$1,937
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
15. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Current:
Federal	$281	$(364)	$(271)
Foreign	—	6	8
Subtotal	281	(358)	(263)
Deferred:
Federal	(66)	355	682
Foreign	—	(2)	18
Subtotal	(66)	353	700
Provision for income tax expense (benefit)	$215	$(5)	$437

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

The Company’s income (loss) before income tax expense (benefit) from domestic and foreign operations were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Income (loss):
Domestic	$1,041	$(174)	$1,724
Foreign	13	464	(146)
Total	$1,054	$290	$1,578
The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Tax provision at U.S. statutory rate	$369	$102	$551
Tax effect of:
Dividend received deduction	(127)	(114)	(93)
Prior year tax	(4)	(20)	(6)
Tax credits	(16)	(14)	(11)
Foreign tax rate differential	(5)	—	(2)
Goodwill impairment	—	12	13
Sale of subsidiary	—	24	(24)
Other, net	(2)	5	9
Provision for income tax expense (benefit)	$215	$(5)	$437

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2015	2014
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$1,638	$1,836
Tax credit carryforwards	168	149
Other	39	40
Total deferred income tax assets	1,845	2,025
Deferred income tax liabilities:
Investments, including derivatives	132	372
Intangibles	521	519
Net unrealized investment gains	837	1,296
DAC	1,158	1,176
Total deferred income tax liabilities	2,648	3,363
Net deferred income tax asset (liability)	$(803)	$(1,338)

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

The following table sets forth the general business credits, foreign tax credits, and other credit carryforwards for tax purposes at December 31, 2015.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits	Other
	(In millions)
Expiration
2016-2020	$—	$—	$—
2021-2025	—	20	—
2026-2030	—	—	—
2031-2035	5	—	—
Indefinite	—	—	150
	$5	$20	$150
The Company participates in a tax sharing agreement with MetLife, Inc., as described in Note 1. Pursuant to this tax sharing agreement, the amounts due from affiliates included $14 million, $537 million and $400 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The Company is under continuous examination by the Internal Revenue Service (“IRS”) and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to U.S. federal, state or local income tax examinations for years prior to 2007, except for 2003 through 2006 where the IRS disallowance relates predominantly to tax policyholder liability deductions and the Company is engaged with IRS appeals. Management believes it has established adequate tax liabilities and final resolution of the audit for the years 2003 through 2006 is not expected to have a material impact on the Company’s financial statements.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Balance at January 1,	$38	$26	$(1)
Additions for tax positions of prior years	5	15	28
Reductions for tax positions of prior years	—	(5)	(1)
Additions for tax positions of current year	3	2	1
Reductions for tax positions of current year	—	—	(1)
Settlements with tax authorities	$(4)	$—	$—
Balance at December 31,	$42	$38	$26
Unrecognized tax benefits that, if recognized would impact the effective rate	$32	$28	$26
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

Interest was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Interest recognized on the consolidated statements of operations	$—	$—	$2

		December 31,
		2015	2014
		(In millions)
Interest included in other liabilities on the consolidated balance sheets		$2	$2
The Company had no penalties for the years ended December 31, 2015, 2014 and 2013.
The U.S. Treasury Department and the IRS have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction (“DRD”), related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the federal statutory tax rate of 35%. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the years ended December 31, 2015, 2014 and 2013, the Company recognized an income tax benefit of $138 million, $135 million and $106 million, respectively, related to the separate account DRD. The 2015 benefit included a benefit of $12 million related to a true-up of the 2014 tax return. The 2014 and 2013 benefit included a benefit of $21 million and $13 million related to a true-up of the 2013 and 2012 tax returns, respectively.

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at December 31, 2015.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of December 31, 2015, the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material for the Company.
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
Unclaimed Property Litigation
On November 14, 2012, the West Virginia Treasurer filed an action against MetLife Investors USA Insurance Company in West Virginia state court (West Virginia ex rel. John D. Perdue v. MetLife Investors USA Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-363) alleging that MetLife Investors USA Insurance Company violated the West Virginia Uniform Unclaimed Property Act (the “Act”), seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On December 28, 2012, the Treasurer filed a substantially identical suit against MetLife Insurance Company of Connecticut (West Virginia ex rel. John D. Perdue v. MetLife Insurance Company of Connecticut, Circuit Court of Putnam County, Civil Action No. 12-C-430). On June 16, 2015, the West Virginia Supreme Court of Appeals reversed the Circuit Court’s order that had granted defendants’ motions to dismiss the actions and remanded them to the Circuit Court for further proceedings. MetLife Insurance Company USA, successor by merger to these defendants, intends to defend these actions vigorously.

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
Summary
Various litigation, claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.
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
Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2015	2014
	(In millions)
Other Assets:
Premium tax offset for future discounted and undiscounted assessments	$13	$13
Premium tax offsets currently available for paid assessments	10	13
	$23	$26
Other Liabilities:
Insolvency assessments	$17	$18
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $124 million and $36 million at December 31, 2015 and 2014, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.0 billion and $918 million at December 31, 2015 and 2014, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)

Other Commitments
The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At December 31, 2015 and 2014, the Company had agreed to fund up to $20 million and $32 million, respectively, of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $25 million and $57 million, respectively, to custody accounts to secure the demand notes. Each of these affiliates is permitted by contract to sell or re-pledge this collateral.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from $6 million to $223 million, with a cumulative maximum of $264 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $2 million and $1 million at December 31, 2015 and 2014, respectively, for indemnities, guarantees and commitments.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

17. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $1.6 billion, $1.6 billion and $1.7 billion for the years ended December 31, 2015, 2014 and 2013, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $248 million, $266 million and $247 million for the years ended December 31, 2015, 2014 and 2013, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $208 million, $202 million and $211 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company had net receivables from affiliates, related to the items discussed above, of $136 million and $26 million at December 31, 2015 and 2014, respectively.
See Notes 7, 8, 9 and 12 for additional information on related party transactions.
18. Subsequent Events
Sales Distribution Services
On February 28, 2016, MetLife, Inc. entered into a purchase agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”) pursuant to which MassMutual will acquire MetLife’s U.S. Retail advisor force, the MetLife Premier Client Group, together with its affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc., and certain related assets. As part of the transaction, MetLife, Inc. and MassMutual have also agreed to enter into a product development agreement under which MetLife’s U.S. Retail business will be the exclusive developer of certain annuity products to be issued by MassMutual. The transaction is subject to certain closing conditions, including regulatory approval.
Capital Contribution
On February 24, 2016, MetLife USA received a capital contribution of $1.5 billion in cash from MetLife, Inc.
The Separation
On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. MetLife is currently evaluating structural alternatives for the proposed Separation, including a public offering of shares in an independent, publicly traded company, a spin-off, or a sale. The completion of a public offering would depend on, among other things, the U.S. Securities and Exchange Commission (“SEC”) filing and review process, as well as market conditions. Any Separation that might occur will be subject to the satisfaction of various conditions and approvals, including approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2015
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. Treasury and agency securities	$12,562	$13,806	$13,806
State and political subdivision securities	2,398	2,705	2,705
Public utilities	2,207	2,343	2,343
Foreign government securities	651	745	745
All other corporate bonds	18,600	18,945	18,945
Total bonds	36,418	38,544	38,544
Mortgage-backed and asset-backed securities	13,388	13,453	13,453
Redeemable preferred stock	348	412	412
Total fixed maturity securities	50,154	52,409	52,409
Equity securities:
Common stock:
Industrial, miscellaneous and all other	161	177	177
Public utilities	4	3	3
Banks, trust and insurance companies	2	5	5
Non-redeemable preferred stock	217	224	224
Total equity securities	384	409	409
Mortgage loans held-for-investment	7,262		7,262
Policy loans	1,266		1,266
Real estate and real estate joint ventures	628		628
Other limited partnership interests	1,846		1,846
Short-term investments	1,737		1,737
Other invested assets	4,942		4,942
Total investments	$68,219		$70,499
______________

(1)
Cost or amortized cost for fixed maturity securities and mortgage loans held-for-investment represents original cost reduced by repayments, valuation allowances and impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premiums or accretion of discounts; for equity securities, cost represents original cost reduced by impairments from other-than-temporary declines in estimated fair value; for real estate, cost represents original cost reduced by impairments and adjusted for valuation allowances and depreciation; for real estate joint ventures and other limited partnership interests, cost represents original cost reduced for impairments or original cost adjusted for equity in earnings and distributions.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2015, 2014 and 2013
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1), (2)	Unearned Revenue (1)
2015
Retail	$4,694	$16,164	$29,789	$12	$175
Corporate Benefit Funding	6	10,115	5,870	—	13
Corporate & Other	109	7,164	2	6	—
Total	$4,809	$33,443	$35,661	$18	$188
2014
Retail	$4,824	$14,184	$28,790	$9	$203
Corporate Benefit Funding	5	10,849	6,695	—	1
Corporate & Other	61	6,766	1	5	—
Total	$4,890	$31,799	$35,486	$14	$204
2013
Retail	$5,659	$13,156	$27,864	$9	$286
Corporate Benefit Funding	6	14,270	8,357	—	2
Corporate & Other	26	7,307	1,168	4	—
Total	$5,691	$34,733	$37,389	$13	$288
______________

(1)	Amounts are included within the future policy benefits and other policy-related balances column.

(2)	Includes premiums received in advance.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information — (continued)
December 31, 2015, 2014 and 2013
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses	Other Operating Expenses (1)
2015
Retail	$4,055	$1,863	$3,006	$571	$1,503
Corporate Benefit Funding	70	804	521	1	45
Corporate & Other	248	(52)	206	23	174
Total	$4,373	$2,615	$3,733	$595	$1,722
2014
Retail	$4,094	$1,845	$3,168	$966	$1,520
Corporate Benefit Funding	9	908	603	2	42
Corporate & Other	242	(84)	55	22	202
Total	$4,345	$2,669	$3,826	$990	$1,764
2013
Retail	$3,385	$1,784	$3,444	$199	$1,454
Corporate Benefit Funding	219	1,119	858	5	38
Corporate & Other	215	96	13	1	240
Total	$3,819	$2,999	$4,315	$205	$1,732
______________

(1)	Includes other expenses, excluding amortization of DAC and VOBA charged to other expenses.
See Note 2 of the Notes to the Consolidated Financial Statements for information on certain segment reporting changes during the first quarter of 2015, which were retrospectively applied.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2015, 2014 and 2013
(In millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2015
Life insurance in-force	$538,086	$497,017	$94,863	$135,932	69.8%
Insurance premium
Life insurance (1)	$2,046	$916	$288	$1,418	20.3%
Accident & health insurance	235	229	9	15	60.0%
Total insurance premium	$2,281	$1,145	$297	$1,433	20.7%
2014
Life insurance in-force	$489,194	$450,342	$52,728	$91,580	57.6%
Insurance premium
Life insurance (1)	$1,995	$943	$94	$1,146	8.2%
Accident & health insurance	231	225	—	6	0.0%
Total insurance premium	$2,226	$1,168	$94	$1,152	8.2%
2013
Life insurance in-force	$467,458	$428,842	$10,931	$49,547	22.1%
Insurance premium
Life insurance (1)	$1,356	$746	$73	$683	10.6%
Accident & health insurance	234	228	—	6	0.0%
Total insurance premium	$1,590	$974	$73	$689	10.6%
______________

(1)	Includes annuities with life contingencies.
For the year ended December 31, 2015, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $321.0 billion and $86.4 billion, respectively, and life insurance premiums of $783 million and $227 million, respectively. For the year ended December 31, 2014, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $292.0 billion and $50.2 billion, respectively, and life insurance premiums of $830 million and $55 million, respectively. For the year ended December 31, 2013, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $270.0 billion and $10.0 billion, respectively, and life insurance premiums of $638 million and $28 million, respectively.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management has documented and evaluated the effectiveness of the internal control of the Company at December 31, 2015 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of management, MetLife Insurance Company USA maintained effective internal control over financial reporting at December 31, 2015.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements and consolidated financial statement schedules included in the Annual Report on Form 10-K for the year ended December 31, 2015. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included on page 73.
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
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
Deloitte & Touche LLP (“Deloitte”), the independent auditor of MetLife, Inc., has served as the independent auditor of the Company since it was acquired in 2005, and as auditor of affiliates of the Company for more than 75 years. Its long-term knowledge of the MetLife group of companies, combined with its insurance industry expertise and global presence, has enabled it to carry out its audits of the Company’s financial statements with effectiveness and efficiency. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Rules of the PCAOB.
Independent Auditor’s Fees for 2015 and 2014
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2015 and 2014. All fees shown in the table were related to services that were approved by the Audit Committee of MetLife, Inc. (“Audit Committee”).

	2015	2014
	(In millions)
Audit fees (1)	$6.90	$7.20
Audit-related fees (2)	$0.07	$0.07
Tax fees (3)	$—	$—
All other fees (4)	$—	$—
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

(3)
Fees for tax compliance, consultation and planning services. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax consultation and tax planning encompass a diverse range of advisory services, including assistance in connection with tax audits and filing appeals, tax advice related to mergers, acquisitions and divestitures, and requests for rulings or technical advice from taxing authorities.

(4)	Fees for other types of permitted services, including risk and other consulting services, financial advisory services and valuation services.

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

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 72.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 72.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page E-1.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 24, 2016

METLIFE INSURANCE COMPANY USA

By	/s/ Eric T. Steigerwalt
	Name:	Eric T. Steigerwalt
	Title:	Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elizabeth M. Forget	Director	March 24, 2016
Elizabeth M. Forget

/s/ Gene L. Lunman	Director	March 24, 2016
Gene L. Lunman

/s/ Eric T. Steigerwalt	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 24, 2016
Eric T. Steigerwalt

/s/ Anant Bhalla	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 24, 2016
Anant Bhalla

/s/ Peter M. Carlson	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 24, 2016
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

Exhibit Index
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife Insurance Company USA, its subsidiaries or affiliates, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife Insurance Company USA, its subsidiaries and affiliates may be found elsewhere in this Annual Report on Form 10-K and MetLife Insurance Company USA’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.)

Exhibit No.	Description

2.1
Agreement and Plan of Merger between MetLife Investors USA Insurance Company and MetLife Insurance Company USA, dated as of November 14, 2014 (Incorporated by reference to Exhibit 2.1 to the MetLife Insurance Company USA’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”)).

2.2
Agreement and Plan of Merger between MetLife Investors Insurance Company and MetLife Insurance Company USA, dated as of November 14, 2014 (Incorporated by reference to Exhibit 2.2 to the 2014 Annual Report).

2.3
Agreement and Plan of Merger between Exeter Reassurance Company, Ltd and MetLife Insurance Company USA, dated as of November 14, 2014 (Incorporated by reference to Exhibit 2.3 to the 2014 Annual Report).

3.1
Certificate of Incorporation of MetLife Insurance Company of Connecticut (now MetLife Insurance Company USA), as effective November 14, 2014 (Incorporated by reference to Exhibit 3.1 to the 2014 Annual Report).

3.2
Certificate of Amendment of Certificate of Incorporation of MetLife Insurance Company of Connecticut (now MetLife Insurance Company USA), as effective November 14, 2014 (Incorporated by reference to Exhibit 3.2 to the 2014 Annual Report).

3.3	By-laws of MetLife Insurance Company USA, as effective November 14, 2014 (Incorporated by reference to Exhibit 3.3 to the 2014 Annual Report).

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

4.2
Service Agreement and Indemnity Combination Coinsurance and Modified Coinsurance Agreement of Certain Annuity Contracts (effective as of January 1, 2014), between MetLife Insurance Company of Connecticut and Metropolitan Life Insurance Company (Treaty #20176) (Incorporated by reference to Exhibit 4.2 to the 2013 Annual Report).

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