Form 10-Q
period 2016-03-31
MetLife Insurance Co USA
filed 2016-05-12
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At May 12, 2016, 3,000 shares of the registrant’s common stock, $25,000 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife USA. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife Insurance Company USA’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from (a) business acquisitions and integrating and managing the growth of such acquired businesses, (b) dispositions of businesses via sale, initial public offering, spin-off or otherwise, (c) entry into joint ventures, or (d) legal entity reorganizations; (2) difficult conditions in the global capital markets; (3) increased volatility and disruption of the global capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain affiliated captive reinsurers or hedging arrangements associated with those risks; (4) exposure to global financial and capital market risks, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (5) impact on us of comprehensive financial services regulation reform, including potential regulation of MetLife, Inc. as a non-bank systemically important financial institution, or otherwise; (6) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (7) regulatory, legislative or tax changes relating to our insurance or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (8) adverse results or other consequences from litigation, arbitration or regulatory investigations; (9) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (10) investment losses and defaults, and changes to investment valuations; (11) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (12) impairments of goodwill and realized losses or market value impairments to illiquid assets; (13) defaults on our mortgage loans; (14) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (15) fluctuations in foreign currency exchange rates; (16) downgrades in our claims paying ability, financial strength or credit ratings or MetLife, Inc.’s credit ratings; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (18) differences between actual claims experience and underwriting and reserving assumptions; (19) ineffectiveness of MetLife’s risk management policies and procedures; (20) catastrophe losses; (21) increasing cost and limited market capacity for statutory life insurance reserve financings; (22) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (23) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity; (24) changes in accounting standards, practices and/or policies; (25) increased expenses relating to pension and postretirement benefit plans for employees and retirees of MetLife, as well as health care and other employee benefits; (26) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (27) inability to attract and retain sales representatives; (28) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, MetLife’s disaster recovery systems, cyber- or other information security systems and management continuity planning; (29) the effectiveness of MetLife’s programs and practices in avoiding giving associates incentives to take excessive risks; and (30) other risks and uncertainties described from time to time in MetLife Insurance Company USA’s filings with the U.S. Securities and Exchange Commission.
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

Part I — Financial Information
Item 1. Financial Statements
MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	March 31, 2016	December 31, 2015
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $52,618 and $50,154, respectively)	$56,685	$52,409
Equity securities available-for-sale, at estimated fair value (cost: $373 and $384, respectively)	396	409
Mortgage loans (net of valuation allowances of $37 and $36, respectively; includes $169 and $172, respectively, at estimated fair value, relating to variable interest entities)	7,428	7,262
Policy loans	1,261	1,266
Real estate and real estate joint ventures (includes $5 and $5 respectively, of real estate held-for-sale)	631	628
Other limited partnership interests	1,817	1,846
Short-term investments, principally at estimated fair value	2,480	1,737
Other invested assets, principally at estimated fair value	6,348	4,942
Total investments	77,046	70,499
Cash and cash equivalents, principally at estimated fair value	1,472	1,383
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	621	505
Premiums, reinsurance and other receivables	23,298	22,251
Deferred policy acquisition costs and value of business acquired	4,686	4,809
Goodwill	381	381
Other assets	731	799
Separate account assets	100,938	101,735
Total assets	$209,173	$202,362
Liabilities and Stockholder's Equity
Liabilities
Future policy benefits	$30,676	$29,894
Policyholder account balances	35,053	35,661
Other policy-related balances	3,566	3,549
Payables for collateral under securities loaned and other transactions	11,956	10,619
Long-term debt (includes $44 and $48, respectively, at estimated fair value, relating to variable interest entities)	826	836
Current income tax payable	158	20
Deferred income tax liability	1,209	803
Other liabilities (includes $0 and $1, respectively, relating to variable interest entities)	10,606	7,682
Separate account liabilities	100,938	101,735
Total liabilities	194,988	190,799
Contingencies, Commitments and Guarantees (Note 9)
Stockholder's Equity
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	12,372	10,871
Retained earnings (deficit)	(850)	(1,011)
Accumulated other comprehensive income (loss)	2,588	1,628
Total stockholder's equity	14,185	11,563
Total liabilities and stockholder's equity	$209,173	$202,362
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Revenues
Premiums	$309	$283
Universal life and investment-type product policy fees	644	718
Net investment income	627	635
Other revenues	109	120
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(15)	(2)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	—	(1)
Other net investment gains (losses)	(33)	45
Total net investment gains (losses)	(48)	42
Net derivative gains (losses)	(5)	85
Total revenues	1,636	1,883
Expenses
Policyholder benefits and claims	581	592
Interest credited to policyholder account balances	238	257
Other expenses	625	647
Total expenses	1,444	1,496
Income (loss) before provision for income tax	192	387
Provision for income tax expense (benefit)	31	103
Net income (loss)	$161	$284
Comprehensive income (loss)	$1,121	$578
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Stockholder’s Equity
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2015	$75	$10,871	$(1,011)	$1,628	$11,563
Capital contributions from MetLife, Inc.		1,501			1,501
Net income (loss)			161		161
Other comprehensive income (loss), net of income tax				960	960
Balance at March 31, 2016	$75	$12,372	$(850)	$2,588	$14,185

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2014	$75	$10,855	$(1,350)	$2,426	$12,006
Capital contributions from MetLife, Inc.		1			1
Net income (loss)			284		284
Other comprehensive income (loss), net of income tax				294	294
Balance at March 31, 2015	$75	$10,856	$(1,066)	$2,720	$12,585
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$493	$825
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	9,533	7,427
Equity securities	65	7
Mortgage loans	239	123
Real estate and real estate joint ventures	8	103
Other limited partnership interests	65	37
Purchases of:
Fixed maturity securities	(10,511)	(7,681)
Equity securities	(54)	(27)
Mortgage loans	(398)	(435)
Real estate and real estate joint ventures	(10)	(5)
Other limited partnership interests	(40)	(47)
Cash received in connection with freestanding derivatives	443	59
Cash paid in connection with freestanding derivatives	(408)	(259)
Cash received under repurchase agreements (Note 4)	—	199
Cash paid under reverse repurchase agreements (Note 4)	—	(199)
Net change in policy loans	5	4
Net change in short-term investments	(743)	(2,088)
Net change in other invested assets	9	22
Net cash provided by (used in) investing activities	(1,797)	(2,760)
Cash flows from financing activities
Policyholder account balances:
Deposits	3,486	4,546
Withdrawals	(4,918)	(4,840)
Net change in payables for collateral under securities loaned and other transactions	1,337	1,893
Long-term debt repaid	(5)	(7)
Financing element on certain derivative instruments	(7)	(37)
Capital contributions from MetLife, Inc.	1,500	—
Net cash provided by (used in) financing activities	1,393	1,555
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	—	1
Change in cash and cash equivalents	89	(379)
Cash and cash equivalents, beginning of period	1,383	1,206
Cash and cash equivalents, end of period	$1,472	$827
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$1	$2
Income tax	$(5)	$1
Non-cash transactions:
Capital contributions from MetLife, Inc.	$1	$1
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
Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the interim condensed consolidated financial statements. In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from estimates.
Consolidation
The accompanying interim condensed consolidated financial statements include the accounts of MetLife Insurance Company USA and its subsidiaries, as well as partnerships and joint ventures in which the Company has control, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany accounts and transactions have been eliminated.
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
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the 2016 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2015 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife Insurance Company USA’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2015 Annual Report.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncement
Effective January 1, 2016, the Company retrospectively adopted new guidance relating to the consolidation of certain entities. The objective of the new standard is to improve targeted areas of the consolidation guidance and to reduce the number of consolidation models. The new consolidation standard provides guidance on how a reporting entity (i) evaluates whether the entity should consolidate limited partnerships and similar entities, (ii) assesses whether the fees paid to a decision maker or service provider are variable interests in a VIE, and (iii) assesses the variable interests in a VIE held by related parties of the reporting entity. The new guidance also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The adoption of the new guidance did not impact which entities are consolidated by the Company. The consolidated VIE assets and liabilities and unconsolidated VIE carrying amounts and maximum exposure to loss as of March 31, 2016, disclosed in Note 4, reflect the application of the new guidance.
Future Adoption of New Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance (Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option (“FVO”) that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In May 2015, the FASB issued new guidance on short-duration insurance contracts (ASU 2015-09, Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts). The amendments in this new guidance are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. The new guidance should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. The new guidance requires insurance entities to provide users of financial statements with more transparent information about initial claim estimates and subsequent adjustments to these estimates, including information on: (i) reconciling from the claim development table to the balance sheet liability, (ii) methodologies and judgments in estimating claims, and (iii) the timing, and frequency of claims. The adoption will not have an impact on the Company’s consolidated financial statements other than expanded disclosures in Note 3.
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2016 and interim periods within those years and should be applied retrospectively. In August 2015, the FASB amended the guidance to defer the effective date by one year effective for the fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance will supersede nearly all existing revenue recognition guidance under GAAP; however, it will not impact the accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

2. Segment Information
The Company is organized into two segments: Retail and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other.
On January 12, 2016, MetLife, Inc. announced its plan to pursue the separation of a substantial portion of its Retail segment, which is organized into two U.S. businesses, Life & Other and Annuities, as well as certain portions of its Corporate Benefit Funding segment and Corporate & Other (the “Separation”). MetLife is currently evaluating structural alternatives for the proposed Separation, including a public offering of shares in an independent, publicly traded company, a spin-off, or a sale. The completion of a public offering would depend on, among other things, the U.S. Securities and Exchange Commission (“SEC”) filing and review process, as well as market conditions. A Separation, depending on the specific form, would be subject to the satisfaction of various conditions and approvals, including, among other things, approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions.
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
Corporate & Other
Corporate & Other contains the excess capital and run-off businesses, not allocated to the segments, the Company’s ancillary international operations, ancillary U.S. direct business sold direct to consumer, and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts.
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
Operating revenues and operating expenses exclude results of discontinued operations and other businesses that have been or will be sold or exited by MetLife and are referred to as divested businesses. Operating revenues also excludes net investment gains (losses) and net derivative gains (losses). Operating expenses also excludes goodwill impairments.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2016 and 2015. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended March 31, 2016	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$218	$12	$79	$309	$—	$309
Universal life and investment-type product policy fees	563	15	—	578	66	644
Net investment income	511	190	(9)	692	(65)	627
Other revenues	108	1	—	109	—	109
Net investment gains (losses)	—	—	—	—	(48)	(48)
Net derivative gains (losses)	—	—	—	—	(5)	(5)
Total revenues	1,400	218	70	1,688	(52)	1,636
Expenses
Policyholder benefits and claims	409	105	43	557	24	581
Interest credited to policyholder account balances	214	23	—	237	1	238
Capitalization of DAC	(75)	—	(18)	(93)	—	(93)
Amortization of DAC and VOBA	114	—	7	121	58	179
Interest expense on debt	—	—	17	17	—	17
Other expenses	461	11	36	508	14	522
Total expenses	1,123	139	85	1,347	97	1,444
Provision for income tax expense (benefit)	70	27	(10)	87	(56)	31
Operating earnings	$207	$52	$(5)	254
Adjustments to:
Total revenues				(52)
Total expenses				(97)
Provision for income tax (expense) benefit				56
Net income (loss)				$161		$161

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended March 31, 2015	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$271	$4	$8	$283	$—	$283
Universal life and investment-type product policy fees	643	9	—	652	66	718
Net investment income	504	218	(26)	696	(61)	635
Other revenues	118	1	1	120	—	120
Net investment gains (losses)	—	—	—	—	42	42
Net derivative gains (losses)	—	—	—	—	85	85
Total revenues	1,536	232	(17)	1,751	132	1,883
Expenses
Policyholder benefits and claims	385	97	21	503	89	592
Interest credited to policyholder account balances	228	28	—	256	1	257
Capitalization of DAC	(74)	—	(25)	(99)	—	(99)
Amortization of DAC and VOBA	164	—	7	171	24	195
Interest expense on debt	—	—	17	17	1	18
Other expenses	472	12	49	533	—	533
Total expenses	1,175	137	69	1,381	115	1,496
Provision for income tax expense (benefit)	98	33	(34)	97	6	103
Operating earnings	$263	$62	$(52)	273
Adjustments to:
Total revenues				132
Total expenses				(115)
Provision for income tax (expense) benefit				(6)
Net income (loss)				$284		$284
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2016	December 31, 2015
	(In millions)
Retail	$171,046	$167,142
Corporate Benefit Funding	23,900	25,043
Corporate & Other	14,227	10,177
Total	$209,173	$202,362

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

3. Insurance
Guarantees
As discussed in Notes 1 and 5 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report, the Company issues variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 5.
Information regarding the Company’s guarantee exposure was as follows at:

	March 31, 2016				December 31, 2015
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(In millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$102,980		$58,169		$103,830		$58,615
Separate account value	$97,964		$56,798		$98,897		$57,284
Net amount at risk	$8,096	(4)	$2,563	(5)	$8,168	(4)	$2,088	(5)
Average attained age of contractholders	67 years		67 years		66 years		66 years

	March 31, 2016	December 31, 2015
	Secondary Guarantees
	(In millions)
Universal and Variable Life Contracts
Total account value (3)	$6,913	$6,919
Net amount at risk (6)	$90,795	$90,940
Average attained age of policyholders	59 years	59 years
__________________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)
Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 7 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for a discussion of certain living and death benefit guarantees which have been reinsured.

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

	March 31, 2016					December 31, 2015
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities
U.S. corporate	$15,775	$1,375	$222	$—	$16,928	$16,160	$979	$393	$—	$16,746
U.S. government and agency	13,251	2,091	6	—	15,336	12,562	1,297	53	—	13,806
RMBS	9,557	248	102	24	9,679	8,391	201	95	19	8,478
Foreign corporate	4,839	231	120	—	4,950	4,995	153	194	—	4,954
State and political subdivision	2,514	429	2	1	2,940	2,398	321	13	1	2,705
ABS	3,013	15	40	—	2,988	2,694	14	34	—	2,674
CMBS (1)	2,979	75	9	(1)	3,046	2,303	20	23	(1)	2,301
Foreign government	690	131	3	—	818	651	104	10	—	745
Total fixed maturity securities	$52,618	$4,595	$504	$24	$56,685	$50,154	$3,089	$815	$19	$52,409
Equity securities
Non-redeemable preferred stock	$214	$14	$14	$—	$214	$217	$16	$9	$—	$224
Common stock	159	24	1	—	182	167	23	5	—	185
Total equity securities	$373	$38	$15	$—	$396	$384	$39	$14	$—	$409
__________________

(1)
The noncredit loss component of other-than-temporary impairment (“OTTI”) losses for CMBS was in an unrealized gain position of $1 million at both March 31, 2016 and December 31, 2015, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $6 million and $11 million with unrealized gains (losses) of $1 million and $1 million at March 31, 2016 and December 31, 2015, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2016:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$2,373	$9,280	$8,459	$16,957	$15,549	$52,618
Estimated fair value	$2,386	$9,696	$8,778	$20,112	$15,713	$56,685
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

	March 31, 2016				December 31, 2015
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$2,083	$103	$915	$119	$4,569	$278	$571	$115
U.S. government and agency	407	1	109	5	4,037	53	—	—
RMBS	1,556	64	760	62	4,305	73	495	41
Foreign corporate	743	36	618	84	1,650	96	605	98
State and political subdivision	96	2	22	1	373	12	19	2
ABS	1,995	32	280	8	1,818	28	194	6
CMBS	378	4	91	4	1,346	21	44	1
Foreign government	62	2	9	1	130	9	6	1
Total fixed maturity securities	$7,320	$244	$2,804	$284	$18,228	$570	$1,934	$264
Equity securities
Non-redeemable preferred stock	$50	$2	$39	$12	$25	$1	$40	$8
Common stock	3	1	—	—	6	5	1	—
Total equity securities	$53	$3	$39	$12	$31	$6	$41	$8
Total number of securities in an unrealized loss position	1,101		505		1,850		394
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
As described more fully in Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities, equity securities and perpetual hybrid securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at March 31, 2016. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $306 million during the three months ended March 31, 2016 to $528 million. The decrease in gross unrealized losses for the three months ended March 31, 2016 was primarily attributable to a decrease in interest rates and, to a lesser extent, the impact of strengthening foreign currencies on non-functional currency denominated fixed maturity securities.
At March 31, 2016, $70 million of the total $528 million of gross unrealized losses were from 32 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Investment Grade Fixed Maturity Securities
Of the $70 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $39 million, or 56%, were related to gross unrealized losses on nine investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $70 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $31 million, or 44%, were related to gross unrealized losses on 23 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial securities) and non-agency RMBS (primarily alternative residential mortgage loans) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over lower oil prices in the energy sector and valuations of residential real estate supporting non-agency RMBS. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers; and evaluates non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.
Equity Securities
Gross unrealized losses on equity securities increased $1 million during the three months ended March 31, 2016 to $15 million. Of the $15 million, $7 million were from two securities with gross unrealized losses of 20% or more of cost for 12 months or greater. Of the $7 million, 43% were rated A or better, and all were from financial services industry investment grade non-redeemable preferred stock.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2016		December 31, 2015
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans
Commercial	$5,464	73.5%	$5,331	73.4%
Agricultural	1,471	19.8	1,460	20.1
Residential	361	4.9	335	4.6
Subtotal (1)	7,296	98.2	7,126	98.1
Valuation allowances	(37)	(0.5)	(36)	(0.5)
Subtotal mortgage loans, net	7,259	97.7	7,090	97.6
Commercial mortgage loans held by CSEs - FVO	169	2.3	172	2.4
Total mortgage loans, net	$7,428	100.0%	$7,262	100.0%
__________________

(1)	Purchases of mortgage loans were $39 million for the three months ended March 31, 2016. There were no mortgage loans purchased for the three months ended March 31, 2015.
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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
March 31, 2016
Commercial	$—	$—	$—	$—	$—	$5,464	$28	$—
Agricultural	4	3	—	—	—	1,468	5	3
Residential	—	—	—	—	—	361	4	—
Total	$4	$3	$—	$—	$—	$7,293	$37	$3
December 31, 2015
Commercial	$—	$—	$—	$—	$—	$5,331	$28	$—
Agricultural	4	3	—	—	—	1,457	5	3
Residential	—	—	—	—	—	335	3	—
Total	$4	$3	$—	$—	$—	$7,123	$36	$3
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $3 million and $0, respectively, for both the three months ended March 31, 2016 and 2015.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended March 31,
	2016				2015
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$28	$5	$3	$36	$21	$4	$—	$25
Provision (release)	—	—	1	1	1	—	—	1
Balance, end of period	$28	$5	$4	$37	$22	$4	$—	$26

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
March 31, 2016
Loan-to-value ratios
Less than 65%	$4,757	$125	$102	$4,984	91.2%	$5,253	91.7%
65% to 75%	354	—	22	376	6.9	375	6.5
76% to 80%	21	—	—	21	0.4	23	0.4
Greater than 80%	69	—	14	83	1.5	80	1.4
Total	$5,201	$125	$138	$5,464	100.0%	$5,731	100.0%

December 31, 2015
Loan-to-value ratios
Less than 65%	$4,659	$151	$100	$4,910	92.1%	$5,124	92.6%
65% to 75%	330	—	8	338	6.3	330	6.0
76% to 80%	—	—	—	—	—	—	—
Greater than 80%	44	25	14	83	1.6	80	1.4
Total	$5,033	$176	$122	$5,331	100.0%	$5,534	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	March 31, 2016		December 31, 2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios
Less than 65%	$1,415	96.2%	$1,366	93.6%
65% to 75%	56	3.8	94	6.4
Total	$1,471	100.0%	$1,460	100.0%
The estimated fair value of agricultural mortgage loans was $1.5 billion at both March 31, 2016 and December 31, 2015.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	March 31, 2016		December 31, 2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators
Performing	$356	98.6%	$331	98.8%
Nonperforming	5	1.4	4	1.2
Total	$361	100.0%	$335	100.0%
The estimated fair value of residential mortgage loans was $371 million and $345 million at March 31, 2016 and December 31, 2015, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio with 99% of all mortgage loans classified as performing at both March 31, 2016 and December 31, 2015. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances by portfolio segment, were as follows at:

	Past Due		Nonaccrual Status
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(In millions)
Commercial	$—	$—	$—	$—
Agricultural	16	—	—	—
Residential	5	4	5	4
Total	$21	$4	$5	$4
Mortgage Loans Modified in a Troubled Debt Restructuring
There were no mortgage loans modified in a troubled debt restructuring during the three months ended March 31, 2016 and 2015.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $1.1 billion at both March 31, 2016 and December 31, 2015.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2016	December 31, 2015
	(In millions)
Fixed maturity securities	$4,081	$2,265
Fixed maturity securities with noncredit OTTI losses included in AOCI	(24)	(19)
Total fixed maturity securities	4,057	2,246
Equity securities	49	54
Derivatives	379	368
Other	99	78
Subtotal	4,584	2,746
Amounts allocated from:
Future policy benefits	(376)	(56)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)	(1)
DAC, VOBA and DSI	(243)	(198)
Subtotal	(620)	(255)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	12	7
Deferred income tax benefit (expense)	(1,358)	(844)
Net unrealized investment gains (losses)	$2,618	$1,654
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
	(In millions)
Balance, beginning of period	$(19)	$(34)
Noncredit OTTI losses and subsequent changes recognized	—	9
Securities sold with previous noncredit OTTI loss	1	17
Subsequent changes in estimated fair value	(6)	(11)
Balance, end of period	$(24)	$(19)
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2016
(In millions)
Balance, beginning of period	$1,654
Fixed maturity securities on which noncredit OTTI losses have been recognized	(5)
Unrealized investment gains (losses) during the period	1,843
Unrealized investment gains (losses) relating to:
Future policy benefits	(320)
DAC, VOBA and DSI	(45)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	5
Deferred income tax benefit (expense)	(514)
Balance, end of period	$2,618
Change in net unrealized investment gains (losses)	$964

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s stockholder’s equity, other than the U.S. government and its agencies, at both March 31, 2016 and December 31, 2015.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2016	December 31, 2015
	(In millions)
Securities on loan: (1)
Amortized cost	$8,158	$8,047
Estimated fair value	$9,506	$8,830
Cash collateral on deposit from counterparties (2)	$9,654	$8,981
Security collateral on deposit from counterparties (3)	$30	$23
Reinvestment portfolio — estimated fair value	$9,649	$8,938
__________________

(1)
Included within fixed maturity securities and short-term investments. At March 31, 2016, both amortized cost and estimated fair value also included $105 million, at estimated fair value, of securities which are not reflected in the consolidated financial statements.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	March 31, 2016
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	% of Total
	(In millions)
Cash collateral liability by loaned security type
U.S. government and agency	$2,704	$2,657	$2,674	$8,035	83.2%
Agency RMBS	12	654	579	1,245	12.9
U.S. corporate	11	306	—	317	3.3
Foreign government	1	44	—	45	0.5
Foreign corporate	—	12	—	12	0.1
Total	$2,728	$3,673	$3,253	$9,654	100%

	December 31, 2015
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	% of Total
	(In millions)
Cash collateral liability by loaned security type
U.S. government and agency	$2,631	$3,140	$1,338	$7,109	79.1%
Agency RMBS	—	939	579	1,518	16.9
U.S. corporate	9	302	—	311	3.5
Foreign government	1	42	—	43	0.5
Foreign corporate	—	—	—	—	—
Total	$2,641	$4,423	$1,917	$8,981	100%
__________________

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2016 was $2.7 billion, over 99% of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. government and agency, ABS, non-agency RMBS and U.S. corporate securities) with 64% invested in agency RMBS, U.S. government and agency, short-term investments, cash equivalents or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Repurchase Agreement Transactions
The Company participates in short-term repurchase agreements and reverse repurchase agreements with unaffiliated financial institutions. Under these agreements, the Company lends fixed maturity securities and contemporaneously borrows other fixed maturity securities (e.g., repurchase and reverse repurchase, respectively). The Company obtains cash collateral in an amount greater than or equal to 95% of the estimated fair value of the securities loaned, and pledges cash collateral in an amount generally equal to 98% of the estimated fair value of the borrowed securities at the inception of the transaction. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.
The Company accounted for these transactions as collateralized borrowing and lending. The amount of fixed maturity securities lent and borrowed, at estimated fair value, was $315 million and $305 million, respectively, at March 31, 2016. There were no such transactions outstanding as of December 31, 2015. Securities loaned under such transactions may be sold or re-pledged by the transferee. Securities borrowed under such transactions may be re-pledged and are not reflected on the consolidated financial statements. The amount of borrowed securities which were re-pledged was $105 million, at estimated fair value, at March 31, 2016.
The Company has elected to offset amounts recognized as receivables and payables resulting from these transactions. The gross amounts of the receivables and payables related to these transactions at March 31, 2016 were both $300 million. After the effect of offsetting of $300 million, the net amount presented on the consolidated balance sheet at March 31, 2016 was a liability of less than $1 million. Amounts owed to and due from counterparties may be settled in cash or offset, in accordance with the agreements. Cash inflows and outflows for cash settlements are reported on the consolidated statements of cash flows. At March 31, 2016, all $300 million of payables from repurchase agreements had a remaining tenor of six months to one year and were loans of U.S. and foreign corporate securities.
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

	March 31, 2016	December 31, 2015
	(In millions)
Invested assets on deposit (regulatory deposits)	$7,603	$7,245
Invested assets held in trust (reinsurance agreements) (1)	1,188	952
Invested assets pledged as collateral (2)	4,104	2,801
Total invested assets on deposit, held in trust and pledged as collateral	$12,895	$10,998
__________________

(1)	The Company has held in trust certain investments, primarily fixed maturity securities, in connection with certain reinsurance transactions.

(2)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 5 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report) and derivative transactions (see Note 5).

See “— Securities Lending” and “— Repurchase Agreement Transactions” for information regarding securities on loan.
Variable Interest Entities
The Company is involved with certain legal entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual and implied rights and obligations associated with each party’s relationship with or involvement in the entity.
Consolidated VIEs
Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
	(In millions)
CSEs: (1)
Assets:
Mortgage loans (commercial mortgage loans)	$169	$172
Accrued investment income	1	1
Total assets	$170	$173
Liabilities:
Long-term debt	$44	$48
Other liabilities	—	1
Total liabilities	$44	$49
__________________

(1)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $107 million and $105 million at estimated fair value at March 31, 2016 and December 31, 2015, respectively. The long-term debt bears interest primarily at fixed rates, ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was less than $1 million and $1 million for the three months ended March 31, 2016 and 2015, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2016		December 31, 2015
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, ABS and CMBS) (2)	$15,713	$15,713	$13,453	$13,453
U.S. and foreign corporate	427	427	461	461
Other limited partnership interests	1,636	2,258	1,367	1,647
Real estate joint ventures (3)	398	405	35	38
Other investments (4)	59	65	57	62
Total	$18,233	$18,868	$15,373	$15,661
__________________

(1)
The maximum exposure to loss relating to fixed maturity and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of less than $1 million at both March 31, 2016 and December 31, 2015. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

(3)	Included in real estate joint ventures are investments in affiliated real estate joint ventures with a carrying value and maximum exposure to loss of $342 million at March 31, 2016.

(4)	Other investments are comprised of other invested assets and non-redeemable preferred stock.
As described in Note 9, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the three months ended March 31, 2016 and 2015.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Investment income:
Fixed maturity securities	$515	$487
Equity securities	5	4
Mortgage loans	88	72
Policy loans	14	13
Real estate and real estate joint ventures	13	22
Other limited partnership interests	21	52
Cash, cash equivalents and short-term investments	4	2
Operating joint venture	2	2
Other	—	4
Subtotal	662	658
Less: Investment expenses	38	27
Subtotal, net	624	631
FVO CSEs — interest income — commercial mortgage loans	3	4
Net investment income	$627	$635
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Industrial	$(13)	$(1)
Total U.S. and foreign corporate securities	(13)	(1)
RMBS	(2)	(2)
OTTI losses on fixed maturity securities recognized in earnings	(15)	(3)
Fixed maturity securities — net gains (losses) on sales and disposals	(33)	25
Total gains (losses) on fixed maturity securities	(48)	22
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	(1)	—
OTTI losses on equity securities recognized in earnings	(1)	—
Equity securities — net gains (losses) on sales and disposals	4	(1)
Total gains (losses) on equity securities	3	(1)
Mortgage loans	(2)	(1)
Real estate and real estate joint ventures	(1)	23
Other limited partnership interests	(4)	(1)
Other	2	2
Subtotal	(50)	44
FVO CSEs:
Commercial mortgage loans	1	(3)
Long-term debt — related to commercial mortgage loans	—	1
Non-investment portfolio gains (losses)	1	—
Subtotal	2	(2)
Total net investment gains (losses)	$(48)	$42

See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $3 million and $1 million for the three months ended March 31, 2016 and 2015, respectively.

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

	Three Months Ended March 31,
	2016	2015	2016	2015
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$8,838	$7,984	$4	$2
Gross investment gains	$33	$48	$4	$—
Gross investment losses	(66)	(23)	—	(1)
OTTI losses	(15)	(3)	(1)	—
Net investment gains (losses)	$(48)	$22	$3	$(1)
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2016	2015
	(In millions)
Balance, beginning of period	$52	$57
Additions:
Additional impairments — credit loss OTTI on securities previously impaired	1	2
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(2)	(2)
Increase in cash flows — accretion of previous credit loss OTTI	—	(1)
Balance, end of period	$51	$56
Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. The estimated fair value of invested assets transferred from affiliates for the three months ended March 31, 2016 and 2015 was $237 million and $525 million, respectively. The Company did not transfer invested assets to affiliates during either of the three months ended March 31, 2016 or 2015.
The Company receives investment administrative services from an affiliate. The related investment administrative service charges were $21 million and $17 million for the three months ended March 31, 2016 and 2015, respectively.
See “— Variable Interest Entities” for information on investments in affiliated real estate joint ventures.

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
Foreign Currency Exchange Rate Derivatives
The Company uses foreign currency swaps to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company utilizes foreign currency swaps in cash flow and nonqualifying hedging relationships.
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
The Company enters into written credit default swaps to synthetically create credit investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and one or more cash instruments, such as U.S. government and agency securities or other fixed maturity securities. These credit default swaps are not designated as hedging instruments.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2016			December 31, 2015
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges
Interest rate swaps	Interest rate	$352	$52	$3	$420	$38	$1
Cash flow hedges
Interest rate swaps	Interest rate	178	70	—	230	60	—
Interest rate forwards	Interest rate	35	12	—	35	8	—
Foreign currency swaps	Foreign currency exchange rate	1,006	122	10	937	126	3
Subtotal		1,219	204	10	1,202	194	3
Total qualifying hedges		1,571	256	13	1,622	232	4
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	22,586	2,407	924	23,134	1,804	638
Interest rate floors	Interest rate	7,036	26	18	7,036	33	24
Interest rate caps	Interest rate	12,812	19	—	13,792	38	—
Interest rate futures	Interest rate	2,426	9	—	630	2	—
Interest rate options	Interest rate	18,970	999	1	18,620	472	5
Foreign currency swaps	Foreign currency exchange rate	662	88	7	659	75	—
Foreign currency forwards	Foreign currency exchange rate	136	—	4	185	4	1
Credit default swaps — purchased	Credit	59	—	1	21	—	—
Credit default swaps — written	Credit	2,092	20	1	2,093	13	1
Equity futures	Equity market	8,061	13	2	3,669	37	—
Equity index options	Equity market	41,035	1,295	811	44,035	1,032	626
Equity variance swaps	Equity market	14,866	128	464	14,866	120	434
TRRs	Equity market	2,888	6	160	2,814	31	49
Total non-designated or nonqualifying derivatives		133,629	5,010	2,393	131,554	3,661	1,778
Total		$135,200	$5,266	$2,406	$133,176	$3,893	$1,782
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2016 and December 31, 2015. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$775	$321
Embedded derivatives gains (losses)	(780)	(236)
Total net derivative gains (losses)	$(5)	$85
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Qualifying hedges:
Net investment income	$3	$3
Nonqualifying hedges:
Net derivative gains (losses)	97	91
Policyholder benefits and claims	4	3
Total	$104	$97
Nonqualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or not qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended March 31, 2016
Interest rate derivatives	$817	$—	$19
Foreign currency exchange rate derivatives	—	—	—
Credit derivatives — written	—	—	—
Equity derivatives	(136)	(3)	30
Total	$681	$(3)	$49
Three Months Ended March 31, 2015
Interest rate derivatives	$401	$—	$11
Foreign currency exchange rate derivatives	35	—	—
Credit derivatives — written	1	—	—
Equity derivatives	(209)	(1)	(73)
Total	$228	$(1)	$(62)
__________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
Fair Value Hedges
The Company designates and accounts for the following as fair value hedges when they have met the requirements of fair value hedging: (i) interest rate swaps to convert fixed rate assets and liabilities to floating rate assets and liabilities; and (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets and liabilities.
The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended March 31, 2016
Interest rate swaps:	Fixed maturity securities	$(2)	$2	$—
	Policyholder liabilities (1)	14	(14)	—
Total		$12	$(12)	$—
Three Months Ended March 31, 2015
Interest rate swaps:	Fixed maturity securities	$(1)	$1	$—
	Policyholder liabilities (1)	9	(9)	—
Total		$8	$(8)	$—
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). For the three months ended March 31, 2016, there were no amounts reclassified into net derivative gains (losses) related to such discounted cash flow hedges. For the three months ended March 31, 2015, the amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges were not significant.
At both March 31, 2016 and December 31, 2015, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years.
At March 31, 2016 and December 31, 2015, the balance in AOCI associated with cash flow hedges was $379 million and $368 million, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of stockholder’s equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
		(In millions)
Three Months Ended March 31, 2016
Interest rate swaps	$26	$—	$1	$—
Interest rate forwards	4	2	1	—
Foreign currency swaps	(13)	2	—	—
Credit forwards	—	—	—	—
Total	$17	$4	$2	$—
Three Months Ended March 31, 2015
Interest rate swaps	$29	$1	$—	$—
Interest rate forwards	11	1	1	—
Foreign currency swaps	52	(4)	—	—
Credit forwards	—	(1)	—	—
Total	$92	$(3)	$1	$—
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2016, $28 million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $2.1 billion at both March 31, 2016 and December 31, 2015. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At March 31, 2016 and December 31, 2015, the Company would have received $19 million and $12 million, respectively, to terminate all of these contracts.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2016			December 31, 2015
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$1	$162	1.4	$1	$207	1.5
Credit default swaps referencing indices	4	318	4.1	1	219	4.0
Subtotal	5	480	3.2	2	426	2.8
Baa
Single name credit default swaps (corporate)	1	349	1.6	2	409	1.6
Credit default swaps referencing indices	13	1,263	5.2	8	1,222	4.8
Subtotal	14	1,612	4.5	10	1,631	4.0
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	36	5.0
Subtotal	—	—	—	—	36	5.0
Total	$19	$2,092	4.2	$12	$2,093	3.8
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2016		December 31, 2015
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement (6)	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$5,218	$2,307	$3,870	$1,725
OTC-cleared (1)	125	112	78	78
Exchange-traded	22	2	39	—
Total gross estimated fair value of derivatives (1)	5,365	2,421	3,987	1,803
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	5,365	2,421	3,987	1,803
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,139)	(2,139)	(1,577)	(1,577)
OTC-cleared	(112)	(112)	(70)	(70)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(2,261)	—	(1,605)	—
OTC-cleared	(13)	—	(8)	(8)
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(735)	(163)	(552)	(148)
OTC-cleared	—	—	—	—
Exchange-traded	—	(1)	—	—
Net amount after application of master netting agreements and collateral	$105	$6	$175	$—
__________________

(1)
At March 31, 2016 and December 31, 2015, derivative assets included income or expense accruals reported in accrued investment income or in other liabilities of $99 million and $94 million, respectively, and derivative liabilities included income or expense accruals reported in accrued investment income or in other liabilities of $15 million and $21 million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2016 and December 31, 2015, the Company received excess cash collateral of $4 million and $1 million, respectively, and provided excess cash collateral of $172 million and $62 million, respectively, which is not included in the table above due to the foregoing limitation.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2016, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2016 and December 31, 2015, the Company received excess securities collateral with an estimated fair value of $68 million and $0, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2016 and December 31, 2015, the Company provided excess securities collateral with an estimated fair value of $46 million and $36 million, respectively, for its OTC-bilateral derivatives, and $31 million and $34 million, respectively, for its OTC-cleared derivatives, and $255 million and $156 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

(6)	See Note 4 for information regarding the Company’s gross and net payables and receivables under repurchase agreement transactions.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the party in a net liability position, after considering the effect of netting agreements, to pledge collateral when the estimated fair value of that party’s derivatives reaches a minimum transfer amount. In addition, the Company’s netting agreements for derivatives contain provisions that require both MetLife Insurance Company USA and the counterparty to maintain a specific investment grade financial strength or credit rating from each of Moody’s and S&P. If a party’s financial strength or credit ratings were to fall below that specific investment grade financial strength or credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.
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

	March 31, 2016	December 31, 2015
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$168	$148
Estimated Fair Value of Collateral Provided
Fixed maturity securities	$209	$179
Cash	$—	$—
Estimated Fair Value of Incremental Collateral Provided Upon
One-notch downgrade in financial strength rating	$—	$—
Downgrade in financial strength rating to a level that triggers full overnight collateralization or termination of the derivative position	$—	$—
__________________

(1)	After taking into consideration the existence of netting agreements.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2016	December 31, 2015
		(In millions)
Net embedded derivatives within asset host contracts
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$288	$242
Funds withheld on assumed reinsurance	Other invested assets	49	35
Options embedded in debt or equity securities	Investments	(58)	(63)
Net embedded derivatives within asset host contracts		$279	$214

Net embedded derivatives within liability host contracts
Direct guaranteed minimum benefits	Policyholder account balances	$793	$177
Assumed guaranteed minimum benefits	Policyholder account balances	1,036	897
Funds withheld on ceded reinsurance	Other liabilities	410	244
Other	Policyholder account balances	4	6
Net embedded derivatives within liability host contracts		$2,243	$1,324
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net derivative gains (losses) (1), (2)	$(780)	$(236)
Policyholder benefits and claims	$45	$24
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $144 million and $16 million for the three months ended March 31, 2016 and 2015, respectively.

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

	March 31, 2016
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$15,456	$1,472	$16,928
U.S. government and agency	8,541	6,775	20	15,336
RMBS	1,300	7,068	1,311	9,679
Foreign corporate	—	4,287	663	4,950
State and political subdivision	—	2,932	8	2,940
ABS	—	2,869	119	2,988
CMBS	—	2,841	205	3,046
Foreign government	—	818	—	818
Total fixed maturity securities	9,841	43,046	3,798	56,685
Equity securities:	42	183	171	396
Short-term investments (1)	123	2,187	50	2,360
Commercial mortgage loans held by CSEs — FVO	—	169	—	169
Derivative assets: (2)
Interest rate	9	3,573	12	3,594
Foreign currency exchange rate	—	210	—	210
Credit	—	16	4	20
Equity market	13	1,202	227	1,442
Total derivative assets	22	5,001	243	5,266
Net embedded derivatives within asset host contracts (3)	—	—	337	337
Separate account assets (4)	641	100,154	143	100,938
Total assets	$10,669	$150,740	$4,742	$166,151
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$945	$1	$946
Foreign currency exchange rate	—	21	—	21
Credit	—	2	—	2
Equity market	2	950	485	1,437
Total derivative liabilities	2	1,918	486	2,406
Net embedded derivatives within liability host contracts (3)	—	—	2,243	2,243
Long-term debt of CSEs — FVO	—	44	—	44
Total liabilities	$2	$1,962	$2,729	$4,693

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

	December 31, 2015
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$15,295	$1,451	$16,746
U.S. government and agency	7,998	5,808	—	13,806
RMBS	—	7,138	1,340	8,478
Foreign corporate	—	4,263	691	4,954
State and political subdivision	—	2,692	13	2,705
ABS	—	2,357	317	2,674
CMBS	—	2,120	181	2,301
Foreign government	—	719	26	745
Total fixed maturity securities	7,998	40,392	4,019	52,409
Equity securities:	44	268	97	409
Short-term investments (1)	59	1,623	47	1,729
Commercial mortgage loans held by CSEs — FVO	—	172	—	172
Derivative assets: (2)
Interest rate	2	2,445	8	2,455
Foreign currency exchange rate	—	205	—	205
Credit	—	12	1	13
Equity market	37	968	215	1,220
Total derivative assets	39	3,630	224	3,893
Net embedded derivatives within asset host contracts (3)	—	—	277	277
Separate account assets (4)	624	100,965	146	101,735
Total assets	$8,764	$147,050	$4,810	$160,624
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$668	$—	$668
Foreign currency exchange rate	—	4	—	4
Credit	—	1	—	1
Equity market	—	653	456	1,109
Total derivative liabilities	—	1,326	456	1,782
Net embedded derivatives within liability host contracts (3)	—	—	1,324	1,324
Long-term debt of CSEs — FVO	—	48	—	48
Total liabilities	$—	$1,374	$1,780	$3,154
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

(3)
Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets. At March 31, 2016 and December 31, 2015, debt and equity securities also included embedded derivatives of ($58) million and ($63) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 6% of the total estimated fair value of Level 3 fixed maturity securities at March 31, 2016.
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
U.S. government and agency, State and political subdivision and Foreign government securities
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
The Company assumed from an affiliated insurance company the risk associated with certain GMIBs. These embedded derivatives are included within other policy-related balances on the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on these assumed risks is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.
The Company ceded to an affiliate the risk associated with certain of the GMIBs, GMABs and GMWBs described above that are also accounted for as embedded derivatives. In addition to ceding risks associated with guarantees that are accounted for as embedded derivatives, the Company also cedes, to an affiliated company, certain directly written GMIBs that are accounted for as insurance (i.e., not as embedded derivatives), but where the reinsurance agreement contains an embedded derivative. These embedded derivatives are included within premiums, reinsurance and other receivables on the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at March 31, 2016, there were no transfers between Levels 1 and 2. For assets and liabilities measured at estimated fair value and still held at December 31, 2015, transfers between Levels 1 and 2 were not significant.
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

					March 31, 2016				December 31, 2015				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(171)	-	470	(17)	(65)	-	240	49	Decrease
	•	Market pricing	•	Quoted prices (5)	13	-	780	345	13	-	780	314	Increase
	•	Consensus pricing	•	Offered quotes (5)	68	-	95	80	68	-	95	80	Increase
RMBS	•	Market pricing	•	Quoted prices (5)	36	-	604	95	29	-	292	93	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	74	-	103	99	97	-	103	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	98	-	106	101	66	-	105	99	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	272	-	275		317	-	317		Increase (8)
Credit	•	Present value techniques	•	Credit spreads (9)	97	-	97		—	-	—		Decrease (9)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	13%	-	35%		17%	-	36%		Increase (8)
			•	Correlation (12)	70%	-	70%		70%	-	70%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (14)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(16)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (17)
			•	Nonperformance risk spread	0.07%	-	0.71%		0.04%	-	0.52%		Decrease (18)
___________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

(2)
The impact of a decrease in input would have the opposite impact on estimated fair value. For embedded derivatives, changes to direct and assumed guaranteed minimum benefits are based on liability positions; changes to ceded guaranteed minimum benefits are based on asset positions.

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

(8)	Changes in estimated fair value are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.

(9)
Represents the risk quoted in basis points of a credit default event on the underlying instrument. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.

(10)	At both March 31, 2016 and December 31, 2015, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

(11)
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Structured (2)	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (3)	Net Embedded Derivatives (4)	Separate Account Assets (5)
	(In millions)
Balance, January 1, 2016	$2,142	$—	$1,838	$13	$26	$97	$47	$(232)	$(1,047)	$146
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	(11)	—	5	—	—	—	—	(17)	(735)	(1)
Total realized/unrealized gains (losses) included in AOCI	90	1	(12)	—	—	(2)	—	4	—	—
Purchases (8)	32	—	100	—	—	—	50	3	—	2
Sales (8)	(60)	—	(100)	—	—	—	(47)	—	—	(4)
Issuances (8)	—	—	—	—	—	—	—	(1)	—	—
Settlements (8)	—	—	—	—	—	—	—	—	(124)	—
Transfers into Level 3 (9)	95	19	38	—	—	129	—	—	—	—
Transfers out of Level 3 (9)	(153)	—	(234)	(5)	(26)	(53)	—	—	—	—
Balance, March 31, 2016	$2,135	$20	$1,635	$8	$—	$171	$50	$(243)	$(1,906)	$143

Balance, January 1, 2015	$2,065	$—	$1,045	$—	$—	$100	$71	$(196)	$(347)	$158
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	1	—	2	—	—	—	—	(33)	(199)	—
Total realized/unrealized gains (losses) included in AOCI	2	—	—	—	—	(3)	—	10	—	—
Purchases (8)	60	—	614	—	—	—	307	—	—	—
Sales (8)	(18)	—	(46)	—	—	—	(16)	—	—	(2)
Issuances (8)	—	—	—	—	—	—	—	—	—	—
Settlements (8)	—	—	—	—	—	—	—	(6)	(116)	—
Transfers into Level 3 (9)	43	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 (9)	(2)	—	(88)	—	—	(7)	(55)	—	—	—
Balance, March 31, 2015	$2,151	$—	$1,527	$—	$—	$90	$307	$(225)	$(662)	$156
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2016 (10)	$(9)	$—	$5	$—	$—	$—	$—	$(17)	$(736)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2015 (10)	$1	$—	$2	$—	$—	$—	$—	$(32)	$(199)	$—
____________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Comprised of RMBS, ABS and CMBS.

(3)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(4)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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

	March 31, 2016	December 31, 2015
	(In millions)
Assets (1)
Unpaid principal balance	$117	$121
Difference between estimated fair value and unpaid principal balance	52	51
Carrying value at estimated fair value	$169	$172
Liabilities (1)
Contractual principal balance	$42	$46
Difference between estimated fair value and contractual principal balance	2	2
Carrying value at estimated fair value	$44	$48
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

	At March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans (1)	$3	$3	$—	$—
Other limited partnership interests (2)	$2	$—	$(1)	$(1)
Other assets (3)	$—	$—	$(11)	$—
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

(2)
For these cost method investments, estimated fair value is determined from information provided on the financial statements of the underlying entities including net asset value (“NAV”) data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both March 31, 2016 and 2015 were not significant.

(3)
During the three months ended March 31, 2016, the Company recognized an impairment of computer software in connection with the purchase agreement between MetLife, Inc. and Massachusetts Mutual Life Insurance Company (“MassMutual”). See Note 10.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$7,259	$—	$—	$7,628	$7,628
Policy loans	$1,261	$—	$917	$442	$1,359
Real estate joint ventures	$22	$—	$—	$61	$61
Other limited partnership interests	$50	$—	$—	$54	$54
Premiums, reinsurance and other receivables	$6,979	$—	$1,085	$7,287	$8,372
Liabilities
Policyholder account balances	$17,141	$—	$—	$18,939	$18,939
Long-term debt	$782	$—	$1,062	$—	$1,062
Other liabilities	$2,568	$—	$2,391	$177	$2,568
Separate account liabilities	$1,237	$—	$1,237	$—	$1,237

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
Real Estate Joint Ventures and Other Limited Partnership Interests
The estimated fair values of these cost method investments are generally based on the Company’s share of the NAV as provided on the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

7. Equity
Capital Contribution
In February 2016, MetLife USA received, in cash, a capital contribution of $1.5 billion from MetLife, Inc.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$1,415	$239	$(26)	$1,628
OCI before reclassifications	1,413	17	(4)	1,426
Deferred income tax benefit (expense)	(488)	(6)	—	(494)
AOCI before reclassifications, net of income tax	2,340	250	(30)	2,560
Amounts reclassified from AOCI	49	(6)	—	43
Deferred income tax benefit (expense)	(17)	2	—	(15)
Amounts reclassified from AOCI, net of income tax	32	(4)	—	28
Balance, end of period	$2,372	$246	$(30)	$2,588

	Three Months Ended March 31, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$2,250	$183	$(7)	$2,426
OCI before reclassifications	393	92	(10)	475
Deferred income tax benefit (expense)	(138)	(31)	4	(165)
AOCI before reclassifications, net of income tax	2,505	244	(13)	2,736
Amounts reclassified from AOCI	(26)	2	—	(24)
Deferred income tax benefit (expense)	9	(1)	—	8
Amounts reclassified from AOCI, net of income tax	(17)	1	—	(16)
Balance, end of period	$2,488	$245	$(13)	$2,720
__________________

(1)	See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2016	2015
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(46)	$19	Net investment gains (losses)
Net unrealized investment gains (losses)	(3)	11	Net investment income
Net unrealized investment gains (losses)	—	(4)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(49)	26
Income tax (expense) benefit	17	(9)
Net unrealized investment gains (losses), net of income tax	$(32)	$17
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$—	$1	Net derivative gains (losses)
Interest rate swaps	1	—	Net investment income
Interest rate forwards	2	1	Net derivative gains (losses)
Interest rate forwards	1	1	Net investment income
Foreign currency swaps	2	(4)	Net derivative gains (losses)
Credit forwards	—	(1)	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	6	(2)
Income tax (expense) benefit	(2)	1
Gains (losses) on cash flow hedges, net of income tax	$4	$(1)
Total reclassifications, net of income tax	$(28)	$16

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

8. Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Compensation	$122	$125
Commissions	163	164
Volume-related costs	31	47
Affiliated interest costs on ceded reinsurance	63	87
Capitalization of DAC	(93)	(99)
Amortization of DAC and VOBA	179	195
Interest expense on debt	17	18
Premium taxes, licenses and fees	16	8
Professional services	5	6
Rent and related expenses	14	17
Other	108	79
Total other expenses	$625	$647
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at March 31, 2016.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Contingencies, Commitments and Guarantees (continued)

Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of March 31, 2016, the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material for the Company.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $71 million and $124 million at March 31, 2016 and December 31, 2015, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Contingencies, Commitments and Guarantees (continued)

Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $806 million and $1.0 billion at March 31, 2016 and December 31, 2015, respectively.
Other Commitments
The Company has entered into collateral arrangements with affiliates which require the transfer of collateral in connection with secured demand notes. At both March 31, 2016 and December 31, 2015, the Company had agreed to fund up to $20 million of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $27 million and $25 million at March 31, 2016 and December 31, 2015, respectively, to custody accounts to secure the demand notes. Each of these affiliates is permitted by contract to sell or re-pledge this collateral.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from $6 million to $223 million, with a cumulative maximum of $228 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $2 million at both March 31, 2016 and December 31, 2015, for indemnities, guarantees and commitments.
10. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $370 million and $391 million for the three months ended March 31, 2016 and 2015, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $54 million and $63 million for the three months ended March 31, 2016 and 2015, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $49 million and $50 million for the three months ended March 31, 2016 and 2015, respectively.
The Company had net receivables from affiliates, related to the items discussed above, of $95 million and $136 million at March 31, 2016 and December 31, 2015, respectively.
See Note 4 for additional information on related party transactions.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Related Party Transactions (continued)

Sales Distribution Services
On February 28, 2016, MetLife, Inc. entered into a purchase agreement with MassMutual pursuant to which MassMutual will acquire MetLife’s U.S. Retail advisor force and certain assets associated with the MetLife Premier Client Group, including MetLife’s affiliated broker-dealer, MetLife Securities, Inc. (“MSI”), a wholly-owned subsidiary of MetLife, Inc. MassMutual will also assume all of the liabilities that relate to or arise from such assets and that arise or occur at or after the closing of the transactions contemplated by the purchase agreement. In addition, MassMutual will acquire all of the issued and outstanding shares of MSI. The transactions contemplated by the purchase agreement are subject to certain closing conditions, including regulatory approval.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain MetLife subsidiaries, including Metropolitan Life Insurance Company (“MLIC”), MetLife Reinsurance Company of South Carolina, First MetLife Investors Insurance Company, General American Life Insurance Company, MetLife Europe Limited, MetLife Reinsurance Company of Vermont, New England Life Insurance Company, MetLife Reinsurance Company of Delaware (“MRD”), Delaware American Life Insurance Company and American Life Insurance Company, all of which are related parties.
Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Premiums
Reinsurance assumed	$45	$25
Reinsurance ceded	(227)	(200)
Net premiums	$(182)	$(175)
Universal life and investment-type product policy fees
Reinsurance assumed	$29	$31
Reinsurance ceded	(107)	(87)
Net universal life and investment-type product policy fees	$(78)	$(56)
Other revenues
Reinsurance assumed	$—	$—
Reinsurance ceded	51	58
Net other revenues	$51	$58
Policyholder benefits and claims
Reinsurance assumed	$44	$35
Reinsurance ceded	(237)	(240)
Net policyholder benefits and claims	$(193)	$(205)
Interest credited to policyholder account balances
Reinsurance assumed	$19	$19
Reinsurance ceded	(36)	(37)
Net interest credited to policyholder account balances	$(17)	$(18)
Other expenses
Reinsurance assumed	$31	$15
Reinsurance ceded	—	50
Net other expenses	$31	$65

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	March 31, 2016		December 31, 2015
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$98	$12,647	$129	$12,746
Deferred policy acquisition costs and value of business acquired	138	(843)	120	(861)
Total assets	$236	$11,804	$249	$11,885
Liabilities
Future policy benefits	$639	$(160)	$630	$(70)
Policyholder account balances	1,036	—	897	—
Other policy-related balances	1,772	740	1,785	755
Other liabilities	28	4,882	27	4,691
Total liabilities	$3,475	$5,462	$3,339	$5,376
The Company assumes risks from affiliates related to guaranteed minimum benefit guarantees written directly by the affiliates. These assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $1.0 billion and $897 million at March 31, 2016 and December 31, 2015, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($136) million and ($63) million for the three months ended March 31, 2016 and 2015, respectively.
The Company ceded two blocks of business to two affiliates on a 90% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and increased the funds withheld balance by $410 million and $244 million at March 31, 2016 and December 31, 2015, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($166) million and ($76) million for the three months ended March 31, 2016 and 2015, respectively.
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. This ceded reinsurance agreement contains embedded derivatives and changes in the estimated fair value are also included within net derivative gains (losses). The embedded derivative associated with this cession is included within premiums, reinsurance and other receivables and was $5 million and $4 million at March 31, 2016 and December 31, 2015, respectively. Net derivative gains (losses) associated with the embedded derivative were $1 million and less than $1 million for the three months ended March 31, 2016 and 2015, respectively.
In December 2015, the Company entered into a reinsurance agreement to cede one block of business to MRD on a 90% coinsurance with funds withheld basis. This agreement covers certain term life policies issued in 2015 by the Company. This agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $56 million and $126 million at March 31, 2016 and December 31, 2015, respectively. The Company also recorded a funds withheld liability and other reinsurance payables, included in other liabilities, which were $10 million and $79 million at March 31, 2016 and December 31, 2015, respectively. The Company’s consolidated statement of operations and comprehensive income (loss) includes income for this agreement of $42 million for the three months ended March 31, 2016.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Related Party Transactions (continued)

In December 2014, the Company entered into a reinsurance agreement to cede two blocks of business to MRD on a 90% coinsurance with funds withheld basis. This agreement covers certain term and certain universal life policies issued in 2014 by the Company. This agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $87 million and $81 million at March 31, 2016 and December 31, 2015, respectively. The Company also recorded a funds withheld liability and other reinsurance payables, included in other liabilities, which were $32 million and $23 million at March 31, 2016 and December 31, 2015, respectively. The Company’s consolidated statement of operations and comprehensive income (loss) includes a loss for this agreement of $52 million and $3 million for the three months ended March 31, 2016 and 2015, respectively.
11. Subsequent Event
Effective April 1, 2016, the Company recaptured certain single premium deferred annuity contracts previously reinsured to MLIC, an affiliate. This recapture resulted in an increase in investments and cash and cash equivalents of approximately $4.3 billion and an increase in DAC of approximately $87 million, offset by a decrease in premiums, reinsurance and other receivables of approximately $4.0 billion. The Company will recognize a gain of approximately $246 million, net of income tax, as a result of this recapture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MetLife USA,” the “Company,” “we,” “our” and “us” refer to MetLife Insurance Company USA (formerly, MetLife Insurance Company of Connecticut (“MICC”)), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. MetLife Insurance Company USA is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with MetLife Insurance Company USA’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
Other Key Information
On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”) by the Financial Stability Oversight Council (“FSOC”) be rescinded. On April 8, 2016, the FSOC filed a notice of appeal of the D.C. District Court’s order. On December 18, 2014, the FSOC had designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”), as well as to enhanced supervision and prudential standards. On January 13, 2015, MetLife, Inc. had filed an action in the D.C. District Court asking the Court to review and rescind the FSOC’s designation. If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. See “— Regulatory Developments — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI.”

On February 28, 2016, MetLife, Inc. entered into a purchase agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”) pursuant to which MassMutual will acquire MetLife’s U.S. Retail advisor force and certain assets associated with the MetLife Premier Client Group, including MetLife’s affiliated broker-dealer, MetLife Securities, Inc. (“MSI”), a wholly-owned subsidiary of MetLife, Inc. MassMutual will also assume all of the liabilities that relate to or arise from such assets and that arise or occur at or after the closing of the transactions contemplated by the purchase agreement. In addition, MassMutual will acquire all of the issued and outstanding shares of MSI. As part of the transactions, MetLife, Inc. and MassMutual have also agreed to enter into a product development agreement under which MetLife’s U.S. Retail business will be the exclusive developer of certain annuity products to be issued by MassMutual. The transactions contemplated by the purchase agreement are subject to certain closing conditions, including regulatory approval.
On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. MetLife is currently evaluating structural alternatives for the proposed Separation, including a public offering of shares in an independent, publicly traded company, a spin-off, or a sale. The completion of a public offering would depend on, among other things, the U.S. Securities and Exchange Commission (“SEC”) filing and review process, as well as market conditions. A Separation, depending on the specific form, would be subject to the satisfaction of various conditions and approvals, including, among other things, approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions.
Regulatory Developments
The U.S. insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of our state of domicile, Delaware. Furthermore, some of our operations, products and services are subject to consumer protection laws, securities regulation, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974 (“ERISA”). If MetLife, Inc. were re-designated as a non-bank SIFI, it could also be subject to regulation by the Federal Reserve and the FDIC and, as a subsidiary of MetLife, Inc., we could be affected by such regulation. We may also be affected by any additional capital requirements to which MetLife, Inc. may become subject as a global systemically important insurer (“G-SII”). See “— Insurance Regulation,” “— ERISA Considerations,” “— Potential Regulation of MetLife, Inc. as a Non-Bank SIFI” and “— Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers” below, as well as “Business — Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal, State Securities and State Insurance Laws and Regulations May Affect Our Operations and Our Profitability” included in the 2015 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”
Insurance Regulation
Insurance Regulatory Examinations and Other Activities
The International Association of Insurance Supervisors (“IAIS”) has encouraged U.S. insurance supervisors to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. MetLife, Inc. was the subject of Supervisory College meetings in prior years chaired by the New York State Department of Financial Services (the “Department of Financial Services”) and attended by MetLife’s key U.S. and international insurance regulators. Because MetLife, Inc. was supervised as a non-bank SIFI, an April 2015 Supervisory College was co-chaired by the Department of Financial Services and the Federal Reserve Bank of New York and attended by MetLife’s key U.S. and international regulators, including the FDIC, which has joint authority with the Federal Reserve Board over any resolution plan that MetLife, Inc. may be required to submit. See “— Potential Regulation of MetLife, Inc. as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs” below. The next meeting is scheduled for September 2016 and will be chaired by the Department of Financial Services. MetLife, Inc. has not received any reports or recommendations from the Supervisory College meetings, and we do not expect any outcome of the meetings to have a material adverse effect on our business.

NAIC
In December 2012, the National Association of Insurance Commissioners (“NAIC”) approved a new valuation manual containing a principle-based approach to life insurance company reserves. Principle-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. We anticipate that the principle-based approach will become effective on January 1, 2017 since it has been enacted into law by the required number of state legislatures. Insurance commissioners of certain states (e.g., New York) oppose or do not actively support the principle-based reserve approach.
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
The DOL issued new regulations on April 6, 2016 with an effective date for most provisions of April 10, 2017. These rules substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MetLife USA or its representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, will be deemed a fiduciary under ERISA or the Code. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability. The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption that applies more onerous disclosure and contract requirements to, and increase fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs. We are currently studying the impact of these developments on MetLife USA’s business.
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI
On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC filed a notice of appeal of the D.C. District Court’s order. On December 18, 2014, the FSOC had designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Federal Reserve and the FDIC, as well as to enhanced supervision and prudential standards. On January 13, 2015, MetLife, Inc. had filed an action in the D.C. District Court asking the Court to review and rescind the FSOC’s designation.
If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. See “— Overview — Other Key Information.”
Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. For example, although the Federal Reserve Board has not yet determined the enhanced capital requirements that may apply to MetLife, those capital requirements may adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. In addition, as a non-bank SIFI, MetLife, Inc. would need to obtain Federal Reserve approval before directly or indirectly acquiring, merging or consolidating with a financial company having more than $10 billion of assets or acquiring 5% or more of any voting class of securities of a bank or bank holding company and, depending on the extent of the combined company’s liabilities, would be subject to additional restrictions regarding its ability to merge. The Federal Reserve would also have the right to require us, or our insurance company affiliates, to take prompt action to correct any financial weaknesses.
Together with other non-bank SIFIs, MetLife, Inc. would be subject to a number of Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) requirements including responsibility to pay certain assessments and other charges (i) equal to the total expenses the Federal Reserve Board thinks is necessary for its supervision of bank holding companies and savings and loan holding companies with assets of $50 billion or more, and non-bank SIFIs, and (ii) in connection with the Financial Research Fund within the U.S. Department of Treasury that funds the Office of Financial Research, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system.

Enhanced Prudential Standards for Non-Bank SIFIs
In December 2011, in accordance with Dodd-Frank, the Federal Reserve Board proposed a rule that would have applied a set of prudential standards to non-bank SIFIs, including enhanced risk-based capital requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, and early remediation procedures. While the final rule did not apply to non-bank SIFIs, the Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, enabling it to more appropriately tailor the standards to non-bank SIFIs and will provide affected non-bank SIFIs with notice and the opportunity to comment prior to determination of their enhanced prudential standards. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc., were it to be re-designated as a non-bank SIFI, remains unclear.
In particular, the Federal Reserve Board has not determined the requirements that will govern the amount and composition of capital that MetLife, Inc., were it to be re-designated as a non-bank SIFI, would be required to hold. Legislation was signed into law on December 18, 2014 relieving the Federal Reserve Board from certain provisions in Dodd-Frank that it believed constrained its ability to tailor capital rules for insurers that are non-bank SIFIs. See “Risk Factors — Regulatory and Legal Risks — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI or Regulation as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations.”
Stress testing requirements have been implemented, which will, once capital requirements for non-bank SIFIs are determined, require non-bank SIFIs to undergo three stress tests each year: an annual supervisory stress test conducted by the Federal Reserve and two company-run stress tests (an annual test which coincides with the timing of the supervisory stress test, and a mid-cycle test). Companies will be required to take the results of the stress tests into consideration in their annual capital planning and resolution and recovery planning. If re-designated as a non-bank SIFI, MetLife, Inc.’s competitive position and its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be adversely affected by any additional capital requirements that might be imposed as a result of the stress testing requirements, as well as enhanced prudential standards, other measures imposed as a result of the enactment of Dodd-Frank and other regulatory initiatives.
Non-bank SIFIs are required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. Resolution plans have to be resubmitted annually and promptly following any event, occurrence, change in conditions or circumstances, or other change that results in, or could reasonably be foreseen to have, a material effect on the resolution plan. A failure to submit a “credible” resolution plan could result in the imposition of a variety of measures, including additional capital, leverage, or liquidity requirements, and forced divestiture of assets or operations. If re-designated as a non-bank SIFI, MetLife, Inc. would be required to comply with the requirements applicable to non-bank SIFIs, including the submission of a resolution plan.
In addition, if MetLife, Inc. were re-designated as a non-bank SIFI and if it were determined that MetLife, Inc. posed a substantial threat to U.S. financial stability, the applicable federal regulators would have the right to require it to take one or more other mitigating actions to reduce that risk, including limiting its ability to merge with or acquire another company, terminating activities, restricting its ability to offer financial products or requiring it to sell assets or off-balance sheet items to unaffiliated entities. Enhanced standards would also permit, but not require, regulators to establish requirements with respect to contingent capital, enhanced public disclosures and short-term debt limits. These standards are described as being more stringent than those otherwise imposed on bank holding companies; however, the Federal Reserve is permitted to apply them on an institution-by-institution basis, depending on its determination of the institution’s level of risk.
Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify and manage global systemically important financial institutions. To this end, the IAIS published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs and, on this basis, the FSB again so designated MetLife, Inc. in 2015. The IAIS/FSB process is separate from the U.S. FSOC designation process and MetLife, Inc. remains a G-SII in spite of the rescission of its U.S. non-bank SIFI designation on March 30, 2016. The FSB will continue to update its list annually. Every three years, the IAIS evaluates whether updates to its assessment methodology are necessary.

Current standards call for G-SIIs to be subject to higher loss absorbency requirements (“HLA”). Given the absence of a common global base on which to calculate HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). The first version of the IAIS HLA framework was endorsed by the FSB and the G20 in September and November 2015, respectively. This first version applies specified factors to exposures of BCR components with an emphasis on non-traditional and non-insurance activities. G-SIIs will begin reporting BCR and HLA results to their group-wide supervisors as of June 2016 on a confidential basis to allow for refinement of the BCR and HLA until fully adopted and implemented in 2019. The FSB endorsed the first version of HLA, noting that further revision will be necessary before implementation to reflect ongoing work on the G-SII assessment methodology and the definition of non-traditional and non-insurance activity. In November 2015, the IAIS published consultations for stakeholder comment on both topics. MetLife submitted comments in January 2016. The IAIS plans to incorporate any changes to the assessment methodology in the 2016 G-SII assessment update. We received a request for the data necessary for the IAIS to perform its assessment on April 19, 2016. Responses are due by June 1, 2016.
In addition, on December 17, 2014, the IAIS released a first exposure draft of a risk-based global insurance capital standard (“ICS”) which will apply to all internationally active insurance groups, including G-SIIs. A second exposure draft is scheduled to be published for comment in July 2016. The IAIS expects to publish a draft of an interim version of the ICS in 2017 for further consultation and refinement by the end of 2019, the target for implementation by individual jurisdictions. The date by which the ICS will be finalized has not yet been specified. The IAIS intends to request confidential reporting to supervisors as of the release of the interim draft of the ICS.
The FSB and IAIS propose that national authorities consider additional requirements for G-SIIs, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators through global supervisory colleges led by a regulator with group-wide supervisory authority, and a policy bias that targets non-traditional insurance and non-insurance activities as transmitters of systemic risk to the financial system. The IAIS proposals would need to be implemented at the consolidated group level by legislation or regulation in each applicable jurisdiction. As MetLife, Inc. is no longer a U.S. non-bank SIFI and, therefore, has no consolidated group regulator, the impact on MetLife, Inc. of such proposals is uncertain.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Interim Condensed Consolidated Financial Statements. The most critical estimates include those used in determining:

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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.
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
As a result of the proposed Separation, during the first quarter of 2016, the Company re-tested goodwill for impairment using an estimated revised carrying amount of the Corporate Benefit Funding reporting unit. The Company concluded that the fair value of the reporting unit was in excess of its carrying value and, therefore, goodwill was not impaired. See “— Overview— Other Key Information” for additional information on the proposed Separation.
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

Results of Operations
Consolidated Results
Business Overview. Life sales decreased 13% driven by declines in variable life, whole life (due to several large cases in the prior period) and term life products, partially offset by higher sales of universal life products (due to large cases in the current period). Retail annuity sales increased 8% mainly as a result of higher indexed annuity sales. A significant portion of our operating earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances have declined due to market performance along with the impact of negative net flows, as benefits, surrenders and withdrawals exceeded sales. While net flows are still negative, we are seeing improvements in surrenders and withdrawals, as well as increases in sales.

	Three Months Ended March 31,
	2016	2015
	(In millions)
Revenues
Premiums	$309	$283
Universal life and investment-type product policy fees	644	718
Net investment income	627	635
Other revenues	109	120
Net investment gains (losses)	(48)	42
Net derivative gains (losses)	(5)	85
Total revenues	1,636	1,883
Expenses
Policyholder benefits and claims	581	592
Interest credited to policyholder account balances	238	257
Capitalization of DAC	(93)	(99)
Amortization of DAC and VOBA	179	195
Interest expense on debt	17	18
Other expenses	522	533
Total expenses	1,444	1,496
Income (loss) before provision for income tax	192	387
Provision for income tax expense (benefit)	31	103
Net income (loss)	$161	$284
Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015
During the three months ended March 31, 2016, income (loss) before provision for income tax decreased $195 million ($123 million, net of income tax) from the prior period primarily driven by unfavorable changes in net investment gains (losses) and net derivative gains (losses).
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

	Three Months Ended March 31,
	2016	2015
	(In millions)
Non-VA program derivatives
Interest rate	$397	$231
Foreign currency exchange rate	(1)	35
Credit	5	5
Equity	(50)	(50)
Non-VA embedded derivatives	(148)	(88)
Total non-VA program derivatives	203	133
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	(629)	(111)
Nonperformance risk adjustment	144	16
Other risks	(147)	(53)
Total	(632)	(148)
Freestanding derivatives hedging direct and assumed embedded derivatives	424	100
Total VA program derivatives	(208)	(48)
Net derivative gains (losses)	$(5)	$85
The favorable change in net derivative gains (losses) on non-VA program derivatives was $70 million ($46 million, net of income tax). This was primarily due to long-term interest rates decreasing more in the current period than in the prior period, favorably impacting receive-fixed interest rate swaptions and interest rate swaps primarily hedging long duration liability portfolios. This favorable change was partially offset by the change in the value of the underlying assets unfavorably impacting non-VA embedded derivatives related to affiliated ceded reinsurance written on a coinsurance with funds withheld basis. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.

The unfavorable change in net derivative gains (losses) on VA program derivatives was $160 million ($104 million, net of income tax). This was due to an unfavorable change of $194 million ($126 million, net of income tax) in market risks on direct and assumed variable annuity embedded derivatives, net of the impact of freestanding derivatives hedging those risks and an unfavorable change of $94 million ($61 million, net of income tax) in other risks in direct and assumed variable annuity embedded derivatives, partially offset by a favorable change of $128 million ($83 million, net of income tax) related to the change in the nonperformance risk adjustment on direct and assumed variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing $194 million ($126 million, net of income tax) unfavorable change was primarily driven by changes in market factors on the direct and assumed variable annuity embedded derivatives, net of the freestanding derivatives hedging those market factors.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased more in the current period than in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased by 18% in the current period and 12% in the prior period.

•
Key equity index levels decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the Russell 2000 Index decreased by 2% in the current period and increased by 4% in the prior period.

The foregoing $94 million ($61 million, net of income tax) unfavorable change in other risks in direct and assumed variable annuity embedded derivatives reflected:

•	In-force changes and the cross effect of capital markets changes,

•	An increase in the risk margin adjustment, measuring policyholder behavior risks, which is also affected by market and interest rate changes, and

•	A combination of other factors, including reserve changes influenced by benefit features and policyholder behavior.
We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The aforementioned $128 million ($83 million, net of income tax) favorable change in the nonperformance risk adjustment, which includes the impact of the aforementioned recapture of certain variable annuity reinsurance by an affiliate, was due to a favorable change of $68 million, before income tax, related to changes in our own credit spread and by a favorable change of $60 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $90 million ($59 million, net of income tax) primarily reflects higher net losses on sales and higher impairments on fixed maturity securities, as well as lower net gains on real estate and real estate joint ventures in the current period.
Taxes. Income tax expense for the three months ended March 31, 2016 was $31 million, or 16% of income (loss) before provision for income tax, compared with $103 million, or 27% of income (loss) before provision for income tax, for the three months ended March 31, 2015. The Company’s current and prior period effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income.

Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss) as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings decreased $19 million, net of income tax, to $254 million, net of income tax, for the three months ended March 31, 2016 from $273 million, net of income tax, for the three months ended March 31, 2015.
Reconciliation of net income (loss) to operating earnings

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net income (loss)	$161	$284
Less: Net investment gains (losses)	(48)	42
Less: Net derivative gains (losses)	(5)	85
Less: Other adjustments to net income (1)	(96)	(110)
Less: Provision for income tax (expense) benefit	56	(6)
Operating earnings	$254	$273
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses

	Three Months Ended March 31,
	2016	2015
	(In millions)
Total revenues	$1,636	$1,883
Less: Net investment gains (losses)	(48)	42
Less: Net derivative gains (losses)	(5)	85
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—
Less: Other adjustments to revenues (1)	1	5
Total operating revenues	$1,688	$1,751
Total expenses	$1,444	$1,496
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	8	54
Less: Other adjustments to expenses (1)	89	61
Total operating expenses	$1,347	$1,381
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating revenues
Premiums	$309	$283
Universal life and investment-type product policy fees	578	652
Net investment income	692	696
Other revenues	109	120
Total operating revenues	1,688	1,751
Operating expenses
Policyholder benefits and claims	557	503
Interest credited to policyholder account balances	237	256
Capitalization of DAC	(93)	(99)
Amortization of DAC and VOBA	121	171
Interest expense on debt	17	17
Other expenses	508	533
Total operating expenses	1,347	1,381
Provision for income tax expense (benefit)	87	97
Operating earnings	$254	$273
Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in operating earnings were lower investment yields, lower fee income and higher costs associated with our variable annuity guaranteed minimum death benefits (“GMDBs”), partially offset by lower amortization of DAC and higher net investment income from portfolio growth.
Business Growth. A $38 million increase in operating earnings was attributable to business growth. An increase in invested assets was primarily due to positive net flows in our life businesses, partially offset by funding agreement repayments in our Corporate Benefit Funding segment. In addition, interest credited expenses in our life and annuities businesses increased due to higher liabilities, partially offset by declines in our Corporate Benefit Funding segment.
Market Factors. A $79 million decrease in operating earnings was attributable to market factors, including volatile equity markets and sustained low interest rates. Investment yields were negatively impacted by the adverse impact of the sustained low interest rate environment on fixed maturity securities and by lower returns on other limited partnership interests. These decreases were partially offset by increased income from our securities lending program, as well as lower interest credited expense as a result of declines in average interest credited rates. In our deferred annuities business, declines in our average separate account balances resulted in a decrease in asset-based fee income. In addition, costs associated with our variable annuity GMDBs were higher in the current period.
Underwriting and Other Insurance Adjustments. Unfavorable mortality in our universal life business, partially offset by favorable mortality in our traditional life business, resulted in a slight decrease in operating earnings. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods, resulted in a $13 million decrease in operating earnings.
Amortization of DAC. DAC amortization decreased due to favorable separate account returns in the current period as compared to the prior period, partially offset by business growth, resulting in a $38 million increase in operating earnings.
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
See “— Results of Operations” for reconciliations of these measures to the most directly comparable GAAP measures.
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
Operating revenues and operating expenses exclude results of discontinued operations and other businesses that have been or will be sold or exited by MetLife and are referred to as divested businesses. Operating revenues also excludes net investment gains (losses) and net derivative gains (losses). Operating expenses also excludes goodwill impairments.
The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”); and

•
Net investment income: (i) includes amounts for investment hedge adjustments which represent earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method, and (iv) excludes certain amounts related to securitization entities that are variable interest entities (“VIEs”) consolidated under GAAP.

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

•	Amortization of DAC and VOBA excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes costs related to: (i) implementation of new insurance regulatory requirements, and (ii) acquisition, integration and other costs.
The following additional information is relevant to an understanding of our performance results:

•	We sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

•
Allocated equity - portion of common stockholders’ equity that MetLife’s management allocates to each of its segments and sub-segments based on local capital requirements and economic capital. See “— Economic Capital.”

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2015 Annual Report; and (ii) Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
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
Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2015 Annual Report. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2015 Annual Report.
Risks Related to Acquisitions, Dispositions or Other Structural Changes
The following updates and replaces the similarly named sections of the risk factor entitled “We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations” included in the 2015 Annual Report. There have been no material changes to other sections of such risk factor. These sections include: “Risks Relating to Acquisitions,” “Risks Relating to Joint Ventures,” and “Risks Relating to Legal Entity Reorganizations,” within such risk factor included in the 2015 Annual Report.
We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations
MetLife, Inc. and its subsidiaries, including us, have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Overview — Other Key Information” for information regarding MetLife, Inc.’s announcement of its plan to pursue the Separation and its entry into a purchase agreement with MassMutual. Such activity exposes us to a number of risks arising from (i) potential difficulties achieving projected financial results, including the costs and benefits of integration or deconsolidation; (ii) unforeseen liabilities or asset impairments; (iii) the scope and duration of rights to indemnification for losses; (iv) the use of capital which could be used for other purposes; (v) rating agency reactions; (vi) regulatory requirements that could impact our operations or capital requirements; (vii) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (viii) certain other risks specifically arising from activities relating to an initial public offering, spin-off, joint venture or legal entity reorganization, including in connection with the proposed Separation.
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

Risks Relating to Dispositions
MetLife, Inc. and its subsidiaries, including us, may separate a business through an outright sale, or by alternate means such as a public offering of shares in an independent, publicly traded company or a spin-off, which would also result in a separate, possibly independent and publicly traded, company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Overview — Other Key Information” for information on MetLife, Inc.’s announcement of its plan to pursue the Separation and its entry into a purchase agreement with MassMutual. A Separation, depending on the specific form, would be subject to the satisfaction of various conditions and approvals, including, among other things, approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions. No assurance can be given regarding the form that the proposed Separation may take or the specific terms thereof, or that the Separation will in fact occur. The transactions contemplated by the purchase agreement with MassMutual are also subject to certain closing conditions, including regulatory approval.
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
Regulatory and Legal Risks
The following updates and replaces the similarly named sections of the risk factor entitled “Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2015 Annual Report. There have been no material changes to other sections of such risk factor. These sections include: “Insurance Regulation — U.S. Federal Regulation Affecting Insurance” and “General” within such risk factor included in the 2015 Annual Report.
Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation” included in the 2015 Annual Report, as amended or supplemented by discussions of regulatory developments elsewhere herein and in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments,” and as further amended or supplemented below.

Insurance Regulation
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
The DOL issued new regulations on April 6, 2016 with an effective date for most provisions of April 10, 2017. These rules substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MetLife USA or its representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, will be deemed a fiduciary under ERISA or the Code. The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption that applies more onerous disclosure and contract requirements to, and increase fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs. We are currently studying the impact of these developments on MetLife USA’s business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — ERISA Considerations,” as well as “Business — Regulation — ERISA Considerations” included in the 2015 Annual Report.
We cannot predict what other proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on our business, results of operations and financial condition.
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI or Regulation as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations
The following updates and replaces the similarly named sections of the risk factor entitled “Regulation of MetLife, Inc. as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations” included in the 2015 Annual Report. There have been no other material changes to such risk factor.
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI
On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC filed a notice of appeal of the D.C District Court’s order. On December 18, 2014, the FSOC had designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Federal Reserve and the FDIC, as well as to enhanced supervision and prudential standards. On January 13, 2015, MetLife, Inc. had filed an action in the D.C. District Court asking the Court to review and rescind the FSOC’s designation.
If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. However, many of the regulatory requirements that would apply to MetLife, Inc. as a non-bank SIFI if it were again so designated have not been specified. In particular, the Federal Reserve Board has not determined the requirements that will govern the amount and composition of capital that non-bank SIFIs would be required to hold. The Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. and its impact on us remains unclear. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business.
If MetLife, Inc. were re-designated as a non-bank SIFI, our business and competitive position could be materially and adversely affected by any requirement of the Federal Reserve Board requiring insurers that are non-bank SIFIs to comply with capital standards or regimes (such as the Basel capital rules that were developed for banks) that do not take into account the insurance business model and the differences between banks and insurers. Enhanced capital requirements could adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. We could have to raise the price of the products we offer, reduce the amount of risk we take on, or stop offering certain products altogether. Legislation was signed into law on December 18, 2014, relieving the Federal Reserve Board from certain provisions in Dodd-Frank that it believed constrained its ability to tailor capital rules for insurers that are non-bank SIFIs.

If re-designated as a non-bank SIFI, MetLife, Inc. may also be subject to additional prudential standards that the Federal Reserve Board may promulgate for non-bank SIFIs which will likely include leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, and early remediation procedures. In addition, if re-designated as a non-bank SIFI, MetLife, Inc. will be required to comply with the requirements applicable to non-bank SIFIs, including the submission of a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. The Federal Reserve Board would also have the right to require us, or any of our insurance company affiliates, to take prompt action to correct any financial weaknesses. In addition, under the Volcker Rule, MetLife, Inc. could be subject to the imposition by the Federal Reserve Board of additional capital requirements and quantitative limits on certain of its trading and investment activities. Non-bank SIFIs and certain other large financial companies can be assessed under Dodd-Frank for any uncovered costs arising in connection with the resolution of a systemically important financial company. In addition, non-bank SIFIs must pay certain assessments and other charges to offset certain costs incurred by the Federal Reserve Board in fulfilling its oversight role and in connection with the Financial Research Fund within the U.S. Department of Treasury that funds the Office of Financial Research.
On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Overview — Other Key Information.” There can be no assurance that the new company that would be created in connection with the Separation will not be designated by the FSOC as a non-bank SIFI, although such a company would be separately evaluated by the FSOC and may not meet a necessary threshold to advance to possible designation, or that any actions taken in furtherance of this plan will affect any decision the FSOC may make to re-designate MetLife, Inc. as a non-bank SIFI. MetLife, Inc. may consider further structural and other business alternatives that may be available to it in response to any re-designation of MetLife as a non-bank SIFI, and we cannot predict the impact that any such alternatives, if implemented, may have on us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI,” as well as “Business — Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI” included in the 2015 Annual Report, for additional information regarding potential regulation of MetLife, Inc. as a non-bank SIFI.
Global Systemically Important Insurers
In the wake of the financial crisis, national and international authorities have proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. For example, the IAIS is participating in the FSB’s initiative to identify and manage global systemically important financial institutions. To this end, the IAIS published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs and, on this basis, the FSB again so designated MetLife, Inc. in 2015. While the regulatory standards that would apply to G-SIIs are still being developed, they will include enhanced capital standards and supervision and other additional requirements that would not apply to companies that are not G-SIIs. The IAIS proposals would need to be implemented at the consolidated group level by legislation or regulation in each applicable jurisdiction. As MetLife, Inc. is no longer a U.S. non-bank SIFI and, therefore, has no consolidated group regulator, the impact on MetLife, Inc. of such proposals is uncertain. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers,” as well as “Business — Regulation — Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers” included in the 2015 Annual Report.

Item 6. Exhibits
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife Insurance Company USA its subsidiaries or affiliates, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife Insurance Company USA its subsidiaries and affiliates may be found elsewhere in this Quarterly Report on Form 10-Q and MetLife Insurance Company USA’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

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
(Authorized Signatory and Principal Accounting Officer)
Date: May 12, 2016

Exhibit Index
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife Insurance Company USA its subsidiaries or affiliates, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife Insurance Company USA its subsidiaries and affiliates may be found elsewhere in this Quarterly Report on Form 10-Q and MetLife Insurance Company USA’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

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