Form 10-Q
period 2016-06-30
MetLife Insurance Co USA
filed 2016-08-12
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At August 11, 2016, 3,000 shares of the registrant’s common stock, $25,000 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at June 30, 2016 (Unaudited) and December 31, 2015 and for the Three Months and Six Months Ended June 30, 2016 and 2015 (Unaudited))	4
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Stockholder’s Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	11
	Note 3 — Insurance	17
	Note 4 — Investments	18
	Note 5 — Derivatives	33
	Note 6 — Fair Value	46
	Note 7 — Equity	66
	Note 8 — Other Expenses	68
	Note 9 — Contingencies, Commitments and Guarantees	68
	Note 10 — Related Party Transactions	70
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	74
Item 4.	Controls and Procedures	88

Part II — Other Information
Item 1.	Legal Proceedings	89
Item 1A.	Risk Factors	89
Item 6.	Exhibits	93

Signatures		94

Exhibit Index		E-1

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife USA. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife Insurance Company USA’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from (a) business acquisitions and integrating and managing the growth of such acquired businesses, (b) dispositions of businesses via sale, initial public offering, spin-off or otherwise, (c) entry into joint ventures, or (d) legal entity reorganizations; (2) difficult conditions in the global capital markets; (3) increased volatility and disruption of the global capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain affiliated captive reinsurers or hedging arrangements associated with those risks; (4) exposure to global financial and capital market risks, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (5) impact on us of comprehensive financial services regulation reform, including potential regulation of MetLife, Inc. as a non-bank systemically important financial institution, or otherwise; (6) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (7) regulatory, legislative or tax changes relating to our insurance or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (8) adverse results or other consequences from litigation, arbitration or regulatory investigations; (9) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (10) investment losses and defaults, and changes to investment valuations; (11) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (12) impairments of goodwill and realized losses or market value impairments to illiquid assets; (13) defaults on our mortgage loans; (14) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (15) fluctuations in foreign currency exchange rates; (16) downgrades in our claims paying ability, financial strength or credit ratings or MetLife, Inc.’s credit ratings; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (18) differences between actual claims experience and underwriting and reserving assumptions; (19) ineffectiveness of MetLife’s risk management policies and procedures; (20) catastrophe losses; (21) increasing cost and limited market capacity for statutory life insurance reserve financings; (22) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (23) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity; (24) changes in accounting standards, practices and/or policies; (25) increased expenses relating to pension and postretirement benefit plans for employees and retirees of MetLife, as well as health care and other employee benefits; (26) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (27) difficulties in marketing and distributing products through our distribution channels; (28) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, MetLife’s disaster recovery systems, cyber- or other information security systems and management continuity planning; (29) the effectiveness of

MetLife’s programs and practices in avoiding giving associates incentives to take excessive risks; and (30) other risks and uncertainties described from time to time in MetLife Insurance Company USA’s filings with the U.S. Securities and Exchange Commission.
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

Part I — Financial Information
Item 1. Financial Statements
MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	June 30, 2016	December 31, 2015
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $58,297 and $50,154, respectively)	$64,043	$52,409
Equity securities available-for-sale, at estimated fair value (cost: $362 and $384, respectively)	390	409
Mortgage loans (net of valuation allowances of $41 and $36, respectively; includes $159 and $172, respectively, at estimated fair value, relating to variable interest entities)	8,179	7,262
Policy loans	1,190	1,266
Real estate and real estate joint ventures (includes $5 and $5 respectively, of real estate held-for-sale)	498	628
Other limited partnership interests	1,757	1,846
Short-term investments, principally at estimated fair value	2,648	1,737
Other invested assets, principally at estimated fair value	7,224	4,942
Total investments	85,929	70,499
Cash and cash equivalents, principally at estimated fair value	2,298	1,383
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	536	505
Premiums, reinsurance and other receivables	18,878	22,251
Deferred policy acquisition costs and value of business acquired	5,047	4,809
Current income tax recoverable	90	—
Goodwill	381	381
Other assets	658	799
Separate account assets	101,020	101,735
Total assets	$214,837	$202,362
Liabilities and Stockholder's Equity
Liabilities
Future policy benefits	$33,083	$29,894
Policyholder account balances	38,611	35,661
Other policy-related balances	3,529	3,549
Payables for collateral under securities loaned and other transactions	13,669	10,619
Long-term debt (includes $35 and $48, respectively, at estimated fair value, relating to variable interest entities)	817	836
Current income tax payable	—	20
Deferred income tax liability	441	803
Other liabilities (includes $1 and $1, respectively, relating to variable interest entities)	10,905	7,682
Separate account liabilities	101,020	101,735
Total liabilities	202,075	190,799
Contingencies, Commitments and Guarantees (Note 9)
Stockholder's Equity
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	12,413	10,871
Retained earnings (deficit)	(2,407)	(1,011)
Accumulated other comprehensive income (loss)	2,681	1,628
Total stockholder's equity	12,762	11,563
Total liabilities and stockholder's equity	$214,837	$202,362
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Premiums	$202	$253	$511	$536
Universal life and investment-type product policy fees	678	711	1,322	1,429
Net investment income	678	689	1,305	1,324
Other revenues	397	130	506	250
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	—	—	(15)	(2)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	—	—	—	(1)
Other net investment gains (losses)	15	(5)	(18)	40
Total net investment gains (losses)	15	(5)	(33)	37
Net derivative gains (losses)	(3,230)	(17)	(3,235)	68
Total revenues	(1,260)	1,761	376	3,644
Expenses
Policyholder benefits and claims	813	582	1,394	1,174
Interest credited to policyholder account balances	239	262	477	519
Other expenses	131	445	756	1,092
Total expenses	1,183	1,289	2,627	2,785
Income (loss) before provision for income tax	(2,443)	472	(2,251)	859
Provision for income tax expense (benefit)	(886)	132	(855)	235
Net income (loss)	$(1,557)	$340	$(1,396)	$624
Comprehensive income (loss)	$(1,464)	$(708)	$(343)	$(130)
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Stockholder’s Equity
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2015	$75	$10,871	$(1,011)	$1,628	$11,563
Capital contributions from MetLife, Inc.		1,542			1,542
Dividends paid to MetLife, Inc.			—		—
Net income (loss)			(1,396)		(1,396)
Other comprehensive income (loss), net of income tax				1,053	1,053
Balance at June 30, 2016	$75	$12,413	$(2,407)	$2,681	$12,762

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2014	$75	$10,855	$(1,350)	$2,426	$12,006
Capital contributions from MetLife, Inc.		2			2
Dividends paid to MetLife, Inc.			(500)		(500)
Net income (loss)			624		624
Other comprehensive income (loss), net of income tax				(754)	(754)
Balance at June 30, 2015	$75	$10,857	$(1,226)	$1,672	$11,378
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$2,085	$1,598
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	16,782	18,511
Equity securities	80	19
Mortgage loans	488	314
Real estate and real estate joint ventures	154	190
Other limited partnership interests	152	80
Purchases of:
Fixed maturity securities	(19,513)	(19,269)
Equity securities	(56)	(47)
Mortgage loans	(1,016)	(1,261)
Real estate and real estate joint ventures	(35)	(43)
Other limited partnership interests	(89)	(110)
Cash received in connection with freestanding derivatives	401	97
Cash paid in connection with freestanding derivatives	(625)	(521)
Cash received under repurchase agreements (Note 4)	—	199
Cash paid under reverse repurchase agreements (Note 4)	—	(199)
Net change in policy loans	12	12
Net change in short-term investments	(817)	(1,349)
Net change in other invested assets	(7)	49
Net cash provided by (used in) investing activities	(4,089)	(3,328)
Cash flows from financing activities
Policyholder account balances:
Deposits	6,166	8,401
Withdrawals	(7,700)	(9,154)
Net change in payables for collateral under securities loaned and other transactions	3,050	2,565
Long-term debt repaid	(13)	(18)
Financing element on certain derivative instruments	(124)	(38)
Dividends paid to MetLife, Inc.	—	(500)
Capital contributions	1,540	—
Net cash provided by (used in) financing activities	2,919	1,256
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	—	(1)
Change in cash and cash equivalents	915	(475)
Cash and cash equivalents, beginning of period	1,383	1,206
Cash and cash equivalents, end of period	$2,298	$731
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$36	$36
Income tax	$191	$82
Non-cash transactions:
Capital contributions from MetLife, Inc.	$2	$2
Transfer of fixed maturity securities from affiliates	$3,565	$—
Transfer of mortgage loans from affiliates	$395	$—
Transfer of short-term investments from affiliates	$94	$—
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“MetLife USA” and the “Company” refer to MetLife Insurance Company USA (formerly, MetLife Insurance Company of Connecticut), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. MetLife Insurance Company USA is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”).
The Company offers individual annuities, individual life insurance, and institutional protection and asset accumulation products and is organized into two segments: Retail and Corporate Benefit Funding.
On January 12, 2016, MetLife, Inc. announced its plan to pursue the separation of a substantial portion of its Retail segment, which is organized into two U.S. businesses, Life & Other and Annuities, as well as certain portions of its Corporate Benefit Funding segment and Corporate & Other (the “Separation”). Additionally, on July 21, 2016, MetLife, Inc. announced that the separated business will be rebranded as “Brighthouse Financial” after the Separation. MetLife currently plans to include MetLife USA and certain affiliates in the proposed separated business. MetLife is currently evaluating structural alternatives for the proposed Separation, including a public offering of shares in an independent, publicly traded company, a spin-off, or a sale. The completion of a public offering would depend on, among other things, the U.S. Securities and Exchange Commission (“SEC”) filing and review process, as well as market conditions. A Separation, depending on the specific form, would be subject to the satisfaction of various conditions and approvals, including, among other things, approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions.
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
Adoption of New Accounting Pronouncement
Effective January 1, 2016, the Company retrospectively adopted new guidance relating to the consolidation of certain entities. The objective of the new standard is to improve targeted areas of the consolidation guidance and to reduce the number of consolidation models. The new consolidation standard provides guidance on how a reporting entity (i) evaluates whether the entity should consolidate limited partnerships and similar entities, (ii) assesses whether the fees paid to a decision maker or service provider are variable interests in a VIE, and (iii) assesses the variable interests in a VIE held by related parties of the reporting entity. The new guidance also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The adoption of the new guidance did not impact which entities are consolidated by the Company. The consolidated VIE assets and liabilities and unconsolidated VIE carrying amounts and maximum exposure to loss as of June 30, 2016, disclosed in Note 4, reflect the application of the new guidance.
Future Adoption of New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on measurement of credit losses on financial instruments (Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). The new guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses. The measurement of expected credit losses should be based on historical loss information, current conditions, and reasonable and supportable forecasts. The guidance also requires enhanced disclosures. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In January 2016, the FASB issued new guidance (ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option (“FVO”) that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
The following additional adjustments are made to revenues, in the line items indicated, in calculating operating revenues:

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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following additional adjustments are made to expenses, in the line items indicated, in calculating operating expenses:

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2016 and 2015. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended June 30, 2016	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$196	$2	$4	$202	$—	$202
Universal life and investment-type product policy fees	598	10	—	608	70	678
Net investment income	557	186	(2)	741	(63)	678
Other revenues	396	1	—	397	—	397
Net investment gains (losses)	—	—	—	—	15	15
Net derivative gains (losses)	—	—	—	—	(3,230)	(3,230)
Total revenues	1,747	199	2	1,948	(3,208)	(1,260)
Expenses
Policyholder benefits and claims	564	104	10	678	135	813
Interest credited to policyholder account balances	215	23	—	238	1	239
Capitalization of DAC	(55)	—	(13)	(68)	—	(68)
Amortization of DAC and VOBA	372	—	5	377	(659)	(282)
Interest expense on debt	—	—	17	17	2	19
Other expenses	418	6	27	451	11	462
Total expenses	1,514	133	46	1,693	(510)	1,183
Provision for income tax expense (benefit)	47	23	(17)	53	(939)	(886)
Operating earnings	$186	$43	$(27)	202
Adjustments to:
Total revenues				(3,208)
Total expenses				510
Provision for income tax (expense) benefit				939
Net income (loss)				$(1,557)		$(1,557)

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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Six Months Ended June 30, 2016	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$414	$14	$83	$511	$—	$511
Universal life and investment-type product policy fees	1,161	25	—	1,186	136	1,322
Net investment income	1,068	376	(11)	1,433	(128)	1,305
Other revenues	504	2	—	506	—	506
Net investment gains (losses)	—	—	—	—	(33)	(33)
Net derivative gains (losses)	—	—	—	—	(3,235)	(3,235)
Total revenues	3,147	417	72	3,636	(3,260)	376
Expenses
Policyholder benefits and claims	973	209	53	1,235	159	1,394
Interest credited to policyholder account balances	429	46	—	475	2	477
Capitalization of DAC	(130)	—	(31)	(161)	—	(161)
Amortization of DAC and VOBA	486	—	12	498	(601)	(103)
Interest expense on debt	—	—	34	34	2	36
Other expenses	879	17	63	959	25	984
Total expenses	2,637	272	131	3,040	(413)	2,627
Provision for income tax expense (benefit)	117	50	(27)	140	(995)	(855)
Operating earnings	$393	$95	$(32)	456
Adjustments to:
Total revenues				(3,260)
Total expenses				413
Provision for income tax (expense) benefit				995
Net income (loss)				$(1,396)		$(1,396)

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Six Months Ended June 30, 2015	Retail	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$494	$7	$35	$536	$—	$536
Universal life and investment-type product policy fees	1,279	17	—	1,296	133	1,429
Net investment income	1,027	449	(37)	1,439	(115)	1,324
Other revenues	246	2	2	250	—	250
Net investment gains (losses)	—	—	—	—	37	37
Net derivative gains (losses)	—	—	—	—	68	68
Total revenues	3,046	475	—	3,521	123	3,644
Expenses
Policyholder benefits and claims	734	206	42	982	192	1,174
Interest credited to policyholder account balances	461	56	—	517	2	519
Capitalization of DAC	(144)	—	(41)	(185)	—	(185)
Amortization of DAC and VOBA	323	—	12	335	(83)	252
Interest expense on debt	—	—	34	34	2	36
Other expenses	890	16	83	989	—	989
Total expenses	2,264	278	130	2,672	113	2,785
Provision for income tax expense (benefit)	217	68	(54)	231	4	235
Operating earnings	$565	$129	$(76)	618
Adjustments to:
Total revenues				123
Total expenses				(113)
Provision for income tax (expense) benefit				(4)
Net income (loss)				$624		$624
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2016	December 31, 2015
	(In millions)
Retail	$177,712	$167,142
Corporate Benefit Funding	23,591	25,043
Corporate & Other	13,534	10,177
Total	$214,837	$202,362

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
The Company also issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee.
Information regarding the Company’s guarantee exposure was as follows at:

	June 30, 2016				December 31, 2015
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2):
Variable Annuity Guarantees:
Total account value (3)	$103,043		$58,197		$103,830		$58,615
Separate account value	$98,022		$56,830		$98,897		$57,284
Net amount at risk	$7,394	(4)	$3,079	(5)	$8,168	(4)	$2,088	(5)
Average attained age of contractholders	67 years		67 years		66 years		66 years

	June 30, 2016	December 31, 2015
	Secondary Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (3)	$7,011	$6,919
Net amount at risk (6)	$90,534	$90,940
Average attained age of policyholders	60 years	59 years
__________________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

4. Investments
Fixed Maturity and Equity Securities Available-for-Sale
Fixed Maturity and Equity Securities Available-for-Sale by Sector
The following table presents the fixed maturity and equity securities available-for-sale (“AFS”) by sector. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities and non-redeemable preferred stock is reported within equity securities. Included within fixed maturity securities are structured securities including residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”) (collectively, “Structured Securities”).

	June 30, 2016					December 31, 2015
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities:
U.S. corporate	$17,349	$1,798	$130	$—	$19,017	$16,160	$979	$393	$—	$16,746
U.S. government and agency	14,927	2,838	—	—	17,765	12,562	1,297	53	—	13,806
RMBS	10,398	291	84	21	10,584	8,391	201	95	19	8,478
Foreign corporate	5,671	306	121	—	5,856	4,995	153	194	—	4,954
State and political subdivision	2,620	572	1	—	3,191	2,398	321	13	1	2,705
ABS	3,173	21	23	—	3,171	2,694	14	34	—	2,674
CMBS (1)	3,333	148	5	(1)	3,477	2,303	20	23	(1)	2,301
Foreign government	826	157	1	—	982	651	104	10	—	745
Total fixed maturity securities	$58,297	$6,131	$365	$20	$64,043	$50,154	$3,089	$815	$19	$52,409
Equity securities:
Non-redeemable preferred stock	$201	$18	$13	$—	$206	$217	$16	$9	$—	$224
Common stock	161	23	—	—	184	167	23	5	—	185
Total equity securities	$362	$41	$13	$—	$390	$384	$39	$14	$—	$409
__________________

(1)
The noncredit loss component of other-than-temporary impairment (“OTTI”) losses for CMBS was in an unrealized gain position of $1 million at both June 30, 2016 and December 31, 2015, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $42 million and $11 million with unrealized gains (losses) of $5 million and $1 million at June 30, 2016 and December 31, 2015, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2016:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,898	$12,214	$9,467	$17,814	$16,904	$58,297
Estimated fair value	$1,912	$12,737	$9,971	$22,191	$17,232	$64,043
Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been presented in the year of final contractual maturity. Structured Securities are shown separately, as they are not due at a single maturity.

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

	June 30, 2016				December 31, 2015
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$906	$27	$1,005	$103	$4,569	$278	$571	$115
U.S. government and agency	50	—	—	—	4,037	53	—	—
RMBS	1,318	48	842	57	4,305	73	495	41
Foreign corporate	687	27	712	94	1,650	96	605	98
State and political subdivision	47	1	6	—	373	12	19	2
ABS	1,017	11	703	12	1,818	28	194	6
CMBS	150	1	179	3	1,346	21	44	1
Foreign government	6	—	12	1	130	9	6	1
Total fixed maturity securities	$4,181	$115	$3,459	$270	$18,228	$570	$1,934	$264
Equity securities:
Non-redeemable preferred stock	$19	$2	$40	$11	$25	$1	$40	$8
Common stock	2	—	1	—	6	5	1	—
Total equity securities	$21	$2	$41	$11	$31	$6	$41	$8
Total number of securities in an unrealized loss position	751		592		1,850		394
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at June 30, 2016. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $449 million during the six months ended June 30, 2016 to $385 million. The decrease in gross unrealized losses for the six months ended June 30, 2016 was primarily attributable to a decrease in interest rates and, to a lesser extent, narrowing credit spreads and the impact of strengthening foreign currencies on non-functional currency denominated fixed maturity securities.
At June 30, 2016, $84 million of the total $385 million of gross unrealized losses were from 34 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Investment Grade Fixed Maturity Securities
Of the $84 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $65 million, or 77%, were related to gross unrealized losses on 13 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $84 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $19 million, or 23%, were related to gross unrealized losses on 21 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over lower oil prices in the energy sector. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Equity Securities
Gross unrealized losses on equity securities decreased $1 million during the six months ended June 30, 2016 to $13 million. Of the $13 million, $7 million were from two securities with gross unrealized losses of 20% or more of cost for 12 months or greater. Of the $7 million, 43% were rated A or better, and all were from financial services industry investment grade non-redeemable preferred stock.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2016		December 31, 2015
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$5,971	73.0%	$5,331	73.4%
Agricultural	1,557	19.0	1,460	20.1
Residential	533	6.5	335	4.6
Subtotal (1)	8,061	98.5	7,126	98.1
Valuation allowances	(41)	(0.5)	(36)	(0.5)
Subtotal mortgage loans, net	8,020	98.0	7,090	97.6
Commercial mortgage loans held by CSEs - FVO	159	2.0	172	2.4
Total mortgage loans, net	$8,179	100.0%	$7,262	100.0%
__________________

(1)
Purchases of mortgage loans were $192 million and $231 million for the three months and six months ended June 30, 2016, respectively. Purchases of mortgage loans were $40 million for both the three months and six months ended June 30, 2015.

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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
June 30, 2016
Commercial	$—	$—	$—	$—	$—	$5,971	$32	$—
Agricultural	4	3	—	—	—	1,554	5	3
Residential	—	—	—	—	—	533	4	—
Total	$4	$3	$—	$—	$—	$8,058	$41	$3
December 31, 2015
Commercial	$—	$—	$—	$—	$—	$5,331	$28	$—
Agricultural	4	3	—	—	—	1,457	5	3
Residential	—	—	—	—	—	335	3	—
Total	$4	$3	$—	$—	$—	$7,123	$36	$3
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $3 million and $0, respectively, for both the three months and six months ended June 30, 2016 and 2015.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Six Months Ended June 30,
	2016				2015
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$28	$5	$3	$36	$21	$4	$—	$25
Provision (release)	4	—	1	5	4	—	1	5
Balance, end of period	$32	$5	$4	$41	$25	$4	$1	$30

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
June 30, 2016
Loan-to-value ratios:
Less than 65%	$5,157	$177	$134	$5,468	91.6%	$5,853	92.0%
65% to 75%	413	—	14	427	7.1	438	6.9
76% to 80%	—	—	—	—	—	—	—
Greater than 80%	62	14	—	76	1.3	73	1.1
Total	$5,632	$191	$148	$5,971	100.0%	$6,364	100.0%

December 31, 2015
Loan-to-value ratios:
Less than 65%	$4,659	$151	$100	$4,910	92.1%	$5,124	92.6%
65% to 75%	330	—	8	338	6.3	330	6.0
76% to 80%	—	—	—	—	—	—	—
Greater than 80%	44	25	14	83	1.6	80	1.4
Total	$5,033	$176	$122	$5,331	100.0%	$5,534	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	June 30, 2016		December 31, 2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$1,451	93.2%	$1,366	93.6%
65% to 75%	106	6.8	94	6.4
Total	$1,557	100.0%	$1,460	100.0%
The estimated fair value of agricultural mortgage loans was $1.6 billion and $1.5 billion at June 30, 2016 and December 31, 2015, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	June 30, 2016		December 31, 2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$525	98.5%	$331	98.8%
Nonperforming	8	1.5	4	1.2
Total	$533	100.0%	$335	100.0%
The estimated fair value of residential mortgage loans was $546 million and $345 million at June 30, 2016 and December 31, 2015, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2016 and December 31, 2015. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Nonaccrual Status
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(In millions)
Commercial	$—	$—	$—	$—
Agricultural	—	—	—	—
Residential	8	4	8	4
Total	$8	$4	$8	$4
Mortgage Loans Modified in a Troubled Debt Restructuring
There were no mortgage loans modified in a troubled debt restructuring during the three months and six months ended June 30, 2016 and 2015.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $2.0 billion and $1.1 billion at June 30, 2016 and December 31, 2015, respectively.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2016	December 31, 2015
	(In millions)
Fixed maturity securities	$5,757	$2,265
Fixed maturity securities with noncredit OTTI losses included in AOCI	(20)	(19)
Total fixed maturity securities	5,737	2,246
Equity securities	71	54
Derivatives	438	368
Other	84	78
Subtotal	6,330	2,746
Amounts allocated from:
Future policy benefits	(1,979)	(56)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)	(1)
DAC, VOBA and DSI	(243)	(198)
Subtotal	(2,223)	(255)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	8	7
Deferred income tax benefit (expense)	(1,417)	(844)
Net unrealized investment gains (losses)	$2,698	$1,654
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
	(In millions)
Balance, beginning of period	$(19)	$(34)
Noncredit OTTI losses and subsequent changes recognized	3	9
Securities sold with previous noncredit OTTI loss	3	17
Subsequent changes in estimated fair value	(7)	(11)
Balance, end of period	$(20)	$(19)
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2016
(In millions)
Balance, beginning of period	$1,654
Fixed maturity securities on which noncredit OTTI losses have been recognized	(1)
Unrealized investment gains (losses) during the period	3,585
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,923)
DAC, VOBA and DSI	(45)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	1
Deferred income tax benefit (expense)	(573)
Balance, end of period	$2,698
Change in net unrealized investment gains (losses)	$1,044

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s stockholder’s equity, other than the U.S. government and its agencies, at both June 30, 2016 and December 31, 2015.
Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2016	December 31, 2015
	(In millions)
Securities on loan: (1)
Amortized cost	$8,149	$8,047
Estimated fair value	$9,983	$8,830
Cash collateral on deposit from counterparties (2)	$10,134	$8,981
Security collateral on deposit from counterparties (3)	$117	$23
Reinvestment portfolio — estimated fair value	$10,192	$8,938
__________________

(1)
Included within fixed maturity securities, cash equivalents and short-term investments. At June 30, 2016, both amortized cost and estimated fair value also included $106 million, at estimated fair value, of securities which are not reflected on the consolidated financial statements.

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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2016
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	% of Total
	(Dollars in millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$2,525	$2,678	$3,295	$8,498	83.8%
Agency RMBS	—	—	1,254	1,254	12.4
U.S. corporate	5	319	—	324	3.2
Foreign government	—	46	—	46	0.5
Foreign corporate	—	12	—	12	0.1
Total	$2,530	$3,055	$4,549	$10,134	100%

	December 31, 2015
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	% of Total
	(Dollars in millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$2,631	$3,140	$1,338	$7,109	79.1%
Agency RMBS	—	939	579	1,518	16.9
U.S. corporate	9	302	—	311	3.5
Foreign government	1	42	—	43	0.5
Foreign corporate	—	—	—	—	—
Total	$2,641	$4,423	$1,917	$8,981	100%
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2016 was $2.5 billion, over 99% of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. government and agency, agency RMBS, ABS, short-term investments and non-agency RMBS) with 68% invested in U.S. government and agency securities, agency RMBS, short-term investments, or held in cash and cash equivalents. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

The Company accounted for these transactions as collateralized borrowing and lending. The amount of fixed maturity securities lent and borrowed, at estimated fair value, was $320 million and $308 million, respectively, at June 30, 2016. There were no such transactions outstanding as of December 31, 2015. Securities loaned under such transactions may be sold or re-pledged by the transferee. Securities borrowed under such transactions may be re-pledged and are not reflected on the consolidated financial statements. The amount of borrowed securities which were re-pledged was $106 million, at estimated fair value, at June 30, 2016.
The Company has elected to offset amounts recognized as receivables and payables resulting from these transactions. The gross amounts of the receivables and payables related to these transactions at June 30, 2016 were both $300 million. After the effect of offsetting of $300 million, the net amount presented on the consolidated balance sheet at June 30, 2016 was a liability of less than $1 million. Amounts owed to and due from counterparties may be settled in cash or offset, in accordance with the agreements. Cash inflows and outflows for cash settlements are reported on the consolidated statements of cash flows. At June 30, 2016, all $300 million of payables from repurchase agreements had a remaining tenor of one to six months and were loans of U.S. and foreign corporate securities.
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

	June 30, 2016	December 31, 2015
	(In millions)
Invested assets on deposit (regulatory deposits)	$8,171	$7,245
Invested assets held in trust (reinsurance agreements) (1)	1,121	952
Invested assets pledged as collateral (2)	5,168	2,801
Total invested assets on deposit, held in trust and pledged as collateral	$14,460	$10,998
__________________

(1)	The Company has held in trust certain investments, primarily fixed maturity securities, in connection with certain reinsurance transactions.

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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
	(In millions)
CSEs: (1)
Assets
Mortgage loans (commercial mortgage loans)	$159	$172
Accrued investment income	1	1
Total assets	$160	$173
Liabilities
Long-term debt	$35	$48
Other liabilities	1	1
Total liabilities	$36	$49
__________________

(1)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $106 million and $105 million at estimated fair value at June 30, 2016 and December 31, 2015, respectively. The long-term debt bears interest primarily at fixed rates, ranging from 2.25% to 5.57%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was $2 million and $3 million for the three months and six months ended June 30, 2016, respectively and $1 million and $2 million for the three months and six months ended June 30, 2015, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2016		December 31, 2015
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$17,232	$17,232	$13,453	$13,453
U.S. and foreign corporate	479	479	461	461
Other limited partnership interests	1,576	2,175	1,367	1,647
Real estate joint ventures (3)	256	262	35	38
Other investments (4)	59	66	57	62
Total	$19,602	$20,214	$15,373	$15,661
__________________

(1)
The maximum exposure to loss relating to fixed maturity and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of less than $1 million at both June 30, 2016 and December 31, 2015. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

(3)	Included in real estate joint ventures are investments in affiliated real estate joint ventures with a carrying value and maximum exposure to loss of $204 million at June 30, 2016.

(4)	Other investments is comprised of other invested assets and non-redeemable preferred stock.
As described in Note 9, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the six months ended June 30, 2016 and 2015.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Investment income:
Fixed maturity securities	$556	$506	$1,071	$993
Equity securities	4	4	9	8
Mortgage loans	106	83	194	155
Policy loans	15	13	29	26
Real estate and real estate joint ventures	2	44	15	66
Other limited partnership interests	20	55	41	107
Cash, cash equivalents and short-term investments	5	3	9	5
Operating joint venture	5	6	7	8
Other	2	(1)	2	3
Subtotal	715	713	1,377	1,371
Less: Investment expenses	39	29	77	56
Subtotal, net	676	684	1,300	1,315
FVO CSEs — interest income — commercial mortgage loans	2	5	5	9
Net investment income	$678	$689	$1,305	$1,324
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Industrial	$—	$—	$(13)	$(1)
Total U.S. and foreign corporate securities	—	—	(13)	(1)
RMBS	—	—	(2)	(2)
OTTI losses on fixed maturity securities recognized in earnings	—	—	(15)	(3)
Fixed maturity securities — net gains (losses) on sales and disposals	21	(9)	(12)	16
Total gains (losses) on fixed maturity securities	21	(9)	(27)	13
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	—	(1)	(1)	(1)
OTTI losses on equity securities recognized in earnings	—	(1)	(1)	(1)
Equity securities — net gains (losses) on sales and disposals	—	3	4	2
Total gains (losses) on equity securities	—	2	3	1
Mortgage loans	(4)	(4)	(6)	(5)
Real estate and real estate joint ventures	—	6	(1)	29
Other limited partnership interests	(2)	—	(6)	(1)
Other	3	(3)	5	(1)
Subtotal	18	(8)	(32)	36
FVO CSEs:
Commercial mortgage loans	(1)	1	—	(2)
Long-term debt — related to commercial mortgage loans	—	1	—	2
Non-investment portfolio gains (losses)	(2)	1	(1)	1
Subtotal	(3)	3	(1)	1
Total net investment gains (losses)	$15	$(5)	$(33)	$37
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $2 million and $5 million for the three months and six months ended June 30, 2016, respectively, and ($4) million and ($3) million for the three months and six months ended June 30, 2015, respectively.

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

	Three Months Ended June 30,
	2016	2015	2016	2015
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$5,035	$7,948	$2	$12
Gross investment gains	$38	$32	$—	$3
Gross investment losses	(17)	(41)	—	—
OTTI losses	—	—	—	(1)
Net investment gains (losses)	$21	$(9)	$—	$2

	Six Months Ended June 30,
	2016	2015	2016	2015
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$13,873	$15,932	$6	$14
Gross investment gains	$71	$80	$4	$3
Gross investment losses	(83)	(64)	—	(1)
OTTI losses	(15)	(3)	(1)	(1)
Net investment gains (losses)	$(27)	$13	$3	$1
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Balance, beginning of period	$51	$56	$52	$57
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	—	1	—	1
Additional impairments — credit loss OTTI on securities previously impaired	1	—	2	2
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(3)	(8)	(5)	(10)
Increase in cash flows — accretion of previous credit loss OTTI	—	(1)	—	(2)
Balance, end of period	$49	$48	$49	$48

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities and mortgage loans to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$101	$—	$101
Amortized cost of invested assets transferred to affiliates	$—	$95	$—	$95
Net investment gains (losses) recognized on transfers	$—	$6	$—	$6
Estimated fair value of invested assets transferred from affiliates	$4,226	$—	$4,463	$525
In April 2016, the Company received a transfer of investments and cash and cash equivalents of $4.3 billion for the recapture of risks related to certain single premium deferred annuity contracts previously reinsured to Metropolitan Life Insurance Company (“MLIC”), an affiliate, which are included in the table above. See Note 10 for additional information related to the transfer.
The Company receives investment administrative services from an affiliate. The related investment administrative service charges were $20 million and $41 million for the three months and six months ended June 30, 2016, respectively, and $17 million and $34 million for the three months and six months ended June 30, 2015, respectively.
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
Interest Rate Derivatives
The Company uses a variety of interest rate derivatives to reduce its exposure to changes in interest rates, including interest rate swaps, interest rate total return swaps, caps, floors, swaptions, futures and forwards.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

Interest rate total return swaps are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the London Interbank Offered Rate (“LIBOR”), calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. Interest rate total return swaps are used by the Company to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). The Company utilizes interest rate total return swaps in nonqualifying hedging relationships
The Company purchases interest rate caps and floors primarily to protect its floating rate liabilities against rises in interest rates above a specified level, and against interest rate exposure arising from mismatches between assets and liabilities, as well as to protect its minimum rate guarantee liabilities against declines in interest rates below a specified level, respectively. In certain instances, the Company locks in the economic impact of existing purchased caps and floors by entering into offsetting written caps and floors. The Company utilizes interest rate caps and floors in nonqualifying hedging relationships.
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
Equity Derivatives
The Company uses a variety of equity derivatives to reduce its exposure to equity market risk, including equity index options, equity variance swaps, exchange-traded equity futures and equity total return swaps.
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
In an equity total return swap, the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and LIBOR, calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses equity total return swaps to hedge its equity market guarantees in certain of its insurance products. Equity total return swaps can be used as hedges or to synthetically create investments. The Company utilizes equity total return swaps in nonqualifying hedging relationships.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2016			December 31, 2015
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges
Interest rate swaps	Interest rate	$349	$63	$3	$420	$38	$1
Cash flow hedges
Interest rate swaps	Interest rate	123	52	—	230	60	—
Interest rate forwards	Interest rate	35	16	—	35	8	—
Foreign currency swaps	Foreign currency exchange rate	1,186	173	3	937	126	3
Subtotal		1,344	241	3	1,202	194	3
Total qualifying hedges		1,693	304	6	1,622	232	4
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	22,648	3,111	1,019	23,134	1,804	638
Interest rate floors	Interest rate	2,100	20	14	7,036	33	24
Interest rate caps	Interest rate	14,192	8	—	13,792	38	—
Interest rate futures	Interest rate	2,357	—	3	630	2	—
Interest rate options	Interest rate	16,720	1,051	—	18,620	472	5
Interest rate total return swaps	Interest rate	1,262	66	—	—	—	—
Foreign currency swaps	Foreign currency exchange rate	1,107	118	12	659	75	—
Foreign currency forwards	Foreign currency exchange rate	141	3	—	185	4	1
Credit default swaps — purchased	Credit	44	—	1	21	—	—
Credit default swaps — written	Credit	1,957	17	1	2,093	13	1
Equity futures	Equity market	8,512	1	96	3,669	37	—
Equity index options	Equity market	42,061	1,266	783	44,035	1,032	626
Equity variance swaps	Equity market	14,935	128	463	14,866	120	434
Equity total return swaps	Equity market	2,946	42	29	2,814	31	49
Total non-designated or nonqualifying derivatives		130,982	5,831	2,421	131,554	3,661	1,778
Total		$132,675	$6,135	$2,427	$133,176	$3,893	$1,782
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2016 and December 31, 2015. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$512	$(787)	$1,287	$(466)
Embedded derivatives gains (losses)	(3,742)	770	(4,522)	534
Total net derivative gains (losses)	$(3,230)	$(17)	$(3,235)	$68
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Qualifying hedges:
Net investment income	$4	$2	$7	$5
Interest credited to policyholder account balances	—	(1)	—	(1)
Nonqualifying hedges:
Net derivative gains (losses)	99	86	196	177
Policyholder benefits and claims	3	4	7	7
Total	$106	$91	$210	$188

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

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended June 30, 2016
Interest rate derivatives	$599	$—	$10
Foreign currency exchange rate derivatives	29	—	—
Credit derivatives — written	(1)	—	—
Equity derivatives	(215)	(1)	(47)
Total	$412	$(1)	$(37)
Three Months Ended June 30, 2015
Interest rate derivatives	$(682)	$—	$(17)
Foreign currency exchange rate derivatives	(34)	—	—
Credit derivatives — written	(6)	—	—
Equity derivatives	(157)	—	(23)
Total	$(879)	$—	$(40)
Six Months Ended June 30, 2016
Interest rate derivatives	$1,416	$—	$29
Foreign currency exchange rate derivatives	29	—	—
Credit derivatives — written	(1)	—	—
Equity derivatives	(351)	(4)	(17)
Total	$1,093	$(4)	$12
Six Months Ended June 30, 2015
Interest rate derivatives	$(281)	$—	$(6)
Foreign currency exchange rate derivatives	1	—	—
Credit derivatives — written	(5)	—	—
Equity derivatives	(366)	(1)	(96)
Total	$(651)	$(1)	$(102)
__________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
Fair Value Hedges
The Company designates and accounts for interest rate swaps to convert fixed rate assets and liabilities to floating rate assets and liabilities as fair value hedges when they have met the requirements of fair value hedging.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2016
Interest rate swaps:	Fixed maturity securities	$(1)	$—	$(1)
	Policyholder liabilities (1)	10	(10)	—
Total		$9	$(10)	$(1)
Three Months Ended June 30, 2015
Interest rate swaps:	Fixed maturity securities	$1	$—	$1
	Policyholder liabilities (1)	(16)	16	—
Total		$(15)	$16	$1
Six Months Ended June 30, 2016
Interest rate swaps:	Fixed maturity securities	$(3)	$2	$(1)
	Policyholder liabilities (1)	24	(24)	—
Total		$21	$(22)	$(1)
Six Months Ended June 30, 2015
Interest rate swaps:	Fixed maturity securities	$—	$1	$1
	Policyholder liabilities (1)	(7)	7	—
Total		$(7)	$8	$1
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). For both the three months and six months ended June 30, 2016, there were no amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges. For both the three months and six months ended June 30, 2015, the amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges were not significant.
At June 30, 2016 and December 31, 2015, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed three years and four years, respectively.
At June 30, 2016 and December 31, 2015, the balance in AOCI associated with cash flow hedges was $438 million and $368 million, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of stockholder’s equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2016
Interest rate swaps	$10	$12	$—	$—
Interest rate forwards	3	(1)	1	—
Foreign currency swaps	57	(1)	—	—
Credit forwards	—	—	—	—
Total	$70	$10	$1	$—
Three Months Ended June 30, 2015
Interest rate swaps	$(41)	$—	$1	$1
Interest rate forwards	(11)	—	—	—
Foreign currency swaps	(31)	2	—	—
Credit forwards	—	—	—	—
Total	$(83)	$2	$1	$1
Six Months Ended June 30, 2016
Interest rate swaps	$36	$12	$1	$—
Interest rate forwards	7	1	2	—
Foreign currency swaps	44	1	—	—
Credit forwards	—	—	—	—
Total	$87	$14	$3	$—
Six Months Ended June 30, 2015
Interest rate swaps	$(12)	$1	$1	$1
Interest rate forwards	—	1	1	—
Foreign currency swaps	21	(2)	—	—
Credit forwards	—	(1)	—	—
Total	$9	$(1)	$2	$1
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2016, the Company expects to reclassify $33 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $2.0 billion and $2.1 billion at June 30, 2016 and December 31, 2015, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At June 30, 2016 and December 31, 2015, the Company would have received $16 million and $12 million, respectively, to terminate all of these contracts.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2016			December 31, 2015
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$—	$102	1.8	$1	$207	1.5
Credit default swaps referencing indices	3	318	3.8	1	219	4.0
Subtotal	3	420	3.4	2	426	2.8
Baa
Single name credit default swaps (corporate)	1	274	1.7	2	409	1.6
Credit default swaps referencing indices	12	1,263	5.0	8	1,222	4.8
Subtotal	13	1,537	4.4	10	1,631	4.0
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	36	5.0
Subtotal	—	—	—	—	36	5.0
Total	$16	$1,957	4.2	$12	$2,093	3.8
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2016		December 31, 2015
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement (6)	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$5,773	$2,209	$3,870	$1,725
OTC-cleared (1)	452	127	78	78
Exchange-traded	1	99	39	—
Total gross estimated fair value of derivatives (1)	6,226	2,435	3,987	1,803
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	6,226	2,435	3,987	1,803
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,062)	(2,062)	(1,577)	(1,577)
OTC-cleared	(127)	(127)	(70)	(70)
Exchange-traded	(1)	(1)	—	—
Cash collateral: (3), (4)
OTC-bilateral	(3,047)	—	(1,605)	—
OTC-cleared	(321)	—	(8)	(8)
Exchange-traded	—	(18)	—	—
Securities collateral: (5)
OTC-bilateral	(627)	(91)	(552)	(148)
OTC-cleared	—	—	—	—
Exchange-traded	—	(80)	—	—
Net amount after application of master netting agreements and collateral	$41	$56	$175	$—
__________________

(1)
At June 30, 2016 and December 31, 2015, derivative assets included income or expense accruals reported in accrued investment income or in other liabilities of $91 million and $94 million, respectively, and derivative liabilities included income or expense accruals reported in accrued investment income or in other liabilities of $8 million and $21 million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2016 and December 31, 2015, the Company received excess cash collateral of $167 million and $1 million, respectively, and provided excess cash collateral of $46 million and $62 million, respectively, which is not included in the table above due to the foregoing limitation.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2016, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2016 and December 31, 2015, the Company received excess securities collateral with an estimated fair value of $216 million and $0, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2016 and December 31, 2015, the Company provided excess securities collateral with an estimated fair value of $8 million and $36 million, respectively, for its OTC-bilateral derivatives, and $99 million and $34 million, respectively, for its OTC-cleared derivatives, and $285 million and $156 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

	June 30, 2016	December 31, 2015
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$147	$148
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$99	$179
Cash	$—	$—
Estimated Fair Value of Incremental Collateral Provided Upon:
One-notch downgrade in financial strength rating	$—	$—
Downgrade in financial strength rating to a level that triggers full overnight collateralization or termination of the derivative position	$—	$—
__________________

(1)	After taking into consideration the existence of netting agreements.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2016	December 31, 2015
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$350	$242
Funds withheld on assumed reinsurance	Other invested assets	63	35
Options embedded in debt or equity securities	Investments	(77)	(63)
Net embedded derivatives within asset host contracts		$336	$214

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$4,205	$177
Assumed guaranteed minimum benefits	Policyholder account balances	1,297	897
Funds withheld on ceded reinsurance	Other liabilities	603	244
Other	Policyholder account balances	10	6
Net embedded derivatives within liability host contracts		$6,115	$1,324
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net derivative gains (losses) (1), (2)	$(3,742)	$770	$(4,522)	$534
Policyholder benefits and claims	$60	$(43)	$105	$(19)
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $513 million and $657 million for the three months and six months ended June 30, 2016, respectively, and ($30) million and ($14) million for the three months and six months ended June 30, 2015, respectively.

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

	June 30, 2016
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$17,383	$1,634	$19,017
U.S. government and agency	10,109	7,631	25	17,765
RMBS	1,563	7,566	1,455	10,584
Foreign corporate	—	4,982	874	5,856
State and political subdivision	—	3,183	8	3,191
ABS	—	3,008	163	3,171
CMBS	—	3,303	174	3,477
Foreign government	—	973	9	982
Total fixed maturity securities	11,672	48,029	4,342	64,043
Equity securities:	42	175	173	390
Short-term investments (1)	112	2,310	111	2,533
Commercial mortgage loans held by CSEs — FVO	—	159	—	159
Derivative assets: (2)
Interest rate	—	4,306	81	4,387
Foreign currency exchange rate	—	294	—	294
Credit	—	13	4	17
Equity market	1	1,222	214	1,437
Total derivative assets	1	5,835	299	6,135
Net embedded derivatives within asset host contracts (3)	—	—	413	413
Separate account assets (4)	546	100,332	142	101,020
Total assets	$12,373	$156,840	$5,480	$174,693
Liabilities
Derivative liabilities: (2)
Interest rate	$3	$1,036	$—	$1,039
Foreign currency exchange rate	—	15	—	15
Credit	—	2	—	2
Equity market	96	794	481	1,371
Total derivative liabilities	99	1,847	481	2,427
Net embedded derivatives within liability host contracts (3)	—	—	6,115	6,115
Long-term debt of CSEs — FVO	—	35	—	35
Total liabilities	$99	$1,882	$6,596	$8,577

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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

(3)
Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets. At June 30, 2016 and December 31, 2015, debt and equity securities also included embedded derivatives of ($77) million and ($63) million, respectively.

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
Investments
Valuation Controls and Procedures
On behalf of the Company and MetLife, Inc.’s Chief Investment Officer and Chief Financial Officer, a pricing and valuation committee that is independent of the trading and investing functions and comprised of senior management, provides oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a quarterly basis, this committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. This committee also provides oversight of the selection of independent third-party pricing providers and the controls and procedures to evaluate third-party pricing. Periodically, the Chief Accounting Officer reports to the Audit Committee of MetLife Insurance Company USA’s Board of Directors regarding compliance with fair value accounting standards.
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 4% of the total estimated fair value of Level 3 fixed maturity securities at June 30, 2016.
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
__________________

(1)
Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities, equity securities, derivatives, other limited partnership interests, short-term investments and cash and cash equivalents. Fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents are similar in nature to the instruments described under “— Securities, Short-term Investments and Long-term Debt of CSEs — FVO” and “— Derivatives — Freestanding Derivatives.”

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
Level 3 Valuation Techniques and Key Inputs:
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
Freestanding derivatives are principally valued using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models. Key inputs are as follows:

Instrument		Interest Rate		Foreign Currency Exchange Rate		Credit		Equity Market
Inputs common to Level 2 and Level 3 by instrument type	•	swap yield curves	•	swap yield curves	•	swap yield curves	•	swap yield curves
	•	basis curves	•	basis curves	•	credit curves	•	spot equity index levels
	•	interest rate volatility (1)	•	currency spot rates	•	recovery rates	•	dividend yield curves
			•	cross currency basis curves			•	equity volatility (1)
Level 3	•	swap yield curves (2)	•	N/A	•	swap yield curves (2)	•	dividend yield curves (2)
	•	basis curves (2)			•	credit curves (2)	•	equity volatility (1), (2)
	•	repurchase rates			•	credit spreads	•	correlation between model inputs (1)
					•	repurchase rates
					•	independent non-binding broker quotations
______________

(1)	Option-based only.

(2)	Extrapolation beyond the observable limits of the curve(s).
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
The Company assumed from an affiliated insurance company the risk associated with certain GMIBs. These embedded derivatives are included in policyholder account balances on the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on these assumed risks is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.
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
Embedded Derivatives Within Asset and Liability Host Contracts
Level 3 Valuation Techniques and Key Inputs:
Direct and assumed guaranteed minimum benefits
These embedded derivatives are principally valued using the income approach. Valuations are based on option pricing techniques, which utilize significant inputs that may include swap yield curves, currency exchange rates and implied volatilities. These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs generally include: the extrapolation beyond observable limits of the swap yield curves and implied volatilities, actuarial assumptions for policyholder behavior and mortality and the potential variability in policyholder behavior and mortality, nonperformance risk and cost of capital for purposes of calculating the risk margin.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at June 30, 2016, there were no transfers between Levels 1 and 2. For assets and liabilities measured at estimated fair value and still held at December 31, 2015, transfers between Levels 1 and 2 were not significant.
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

					June 30, 2016				December 31, 2015				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(106)	-	545	(2)	(65)	-	240	49	Decrease
	•	Market pricing	•	Quoted prices (5)	13	-	884	321	13	-	780	314	Increase
	•	Consensus pricing	•	Offered quotes (5)	6	-	95	83	68	-	95	80	Increase
RMBS	•	Market pricing	•	Quoted prices (5)	36	-	112	90	29	-	292	93	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	97	-	103	101	97	-	103	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	98	-	101	99	66	-	105	99	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	231	-	231		317	-	317		Increase (8)
			•	Repurchase rates (9)	(16)	-	(3)						Decrease (8)
Credit	•	Present value techniques	•	Credit spreads (10)	97	-	100		—	-	—		Decrease (8)
	•	Consensus pricing	•	Offered quotes (11)
Equity market	•	Present value techniques or option pricing models	•	Volatility (12)	16%	-	35%		17%	-	36%		Increase (8)
			•	Correlation (13)	70%	-	70%		70%	-	70%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (14)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (14)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (14)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (15)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (15)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (15)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (16)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(17)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (18)
			•	Nonperformance risk spread	0.07%	-	0.72%		0.04%	-	0.52%		Decrease (19)
___________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

(7)
Ranges represent the rates across different yield curves and are presented in basis points. The swap yield curves are utilized among different types of derivatives to project cash flows, as well as to discount future cash flows to present value. Since this valuation methodology uses a range of inputs across a yield curve to value the derivative, presenting a range is more representative of the unobservable input used in the valuation.

(8)	Changes in estimated fair value are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.

(9)	Ranges represent different repurchase rates utilized as components within the valuation methodology and are presented in basis points.

(10)
Represents the risk quoted in basis points of a credit default event on the underlying instrument. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.

(11)	At both June 30, 2016 and December 31, 2015, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

(12)
Ranges represent the underlying equity volatility quoted in percentage points. Since this valuation methodology uses a range of inputs across multiple volatility surfaces to value the derivative, presenting a range is more representative of the unobservable input used in the valuation.

(13)
Ranges represent the different correlation factors utilized as components within the valuation methodology. Presenting a range of correlation factors is more representative of the unobservable input used in the valuation. Increases (decreases) in correlation in isolation will increase (decrease) the significance of the change in valuations.

(14)
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

(18)
Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(19)
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Structured Securities	State and Political Subdivision	Foreign Government
	(In millions)
Three Months Ended June 30, 2016
Balance, beginning of period	$2,135	$20	$1,635	$8	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	8	—	—
Total realized/unrealized gains (losses) included in AOCI	70	1	(5)	—	—
Purchases (7)	229	4	376	—	9
Sales (7)	(19)	—	(130)	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	101	—	12	—	—
Transfers out of Level 3 (8)	(8)	—	(104)	—	—
Balance, end of period	$2,508	$25	$1,792	$8	$9
Three Months Ended June 30, 2015
Balance, beginning of period	$2,151	$—	$1,527	$—	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	2	—	7	—	—
Total realized/unrealized gains (losses) included in AOCI	(70)	—	(1)	—	—
Purchases (7)	49	—	523	8	—
Sales (7)	(75)	—	(88)	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	32	—	44	—	—
Transfers out of Level 3 (8)	(13)	—	(248)	—	—
Balance, end of period	$2,076	$—	$1,764	$8	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (9)	$—	$—	$8	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2015 (9)	$2	$—	$5	$—	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended June 30, 2016
Balance, beginning of period	$171	$50	$(243)	$(1,906)	$143
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	54	(3,664)	—
Total realized/unrealized gains (losses) included in AOCI	3	—	4	—	—
Purchases (7)	—	111	4	—	—
Sales (7)	(1)	—	—	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	(1)	(132)	—
Transfers into Level 3 (8)	—	—	—	—	—
Transfers out of Level 3 (8)	—	(50)	—	—	(1)
Balance, end of period	$173	$111	$(182)	$(5,702)	$142
Three Months Ended June 30, 2015
Balance, beginning of period	$90	$307	$(225)	$(662)	$156
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	(40)	718	—
Total realized/unrealized gains (losses) included in AOCI	2	—	(10)	—	—
Purchases (7)	—	324	4	—	—
Sales (7)	—	(170)	—	—	(2)
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	(23)	(114)	—
Transfers into Level 3 (8)	18	—	—	—	—
Transfers out of Level 3 (8)	—	(87)	—	—	(4)
Balance, end of period	$110	$374	$(294)	$(58)	$150
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (9)	$—	$—	$57	$(3,668)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2015 (9)	$—	$—	$(32)	$695	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Structured Securities	State and Political Subdivision	Foreign Government
	(In millions)
Six Months Ended June 30, 2016
Balance, beginning of period	$2,142	$—	$1,838	$13	$26
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(12)	—	14	—	—
Total realized/unrealized gains (losses) included in AOCI	174	2	(18)	—	—
Purchases (7)	274	4	447	—	9
Sales (7)	(96)	—	(221)	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	160	19	24	—	—
Transfers out of Level 3 (8)	(134)	—	(292)	(5)	(26)
Balance, end of period	$2,508	$25	$1,792	$8	$9
Six Months Ended June 30, 2015
Balance, beginning of period	$2,065	$—	$1,045	$—	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	6	—	10	—	—
Total realized/unrealized gains (losses) included in AOCI	(70)	—	(2)	—	—
Purchases (7)	97	—	948	8	—
Sales (7)	(90)	—	(125)	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	72	—	43	—	—
Transfers out of Level 3 (8)	(4)	—	(155)	—	—
Balance, end of period	$2,076	$—	$1,764	$8	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (9)	$(10)	$—	$13	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2015 (9)	$6	$—	$8	$—	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Six Months Ended June 30, 2016
Balance, beginning of period	$97	$47	$(232)	$(1,047)	$146
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	37	(4,399)	—
Total realized/unrealized gains (losses) included in AOCI	—	—	8	—	—
Purchases (7)	—	111	7	—	1
Sales (7)	(13)	(47)	—	—	(4)
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	(2)	(256)	—
Transfers into Level 3 (8)	129	—	—	—	—
Transfers out of Level 3 (8)	(40)	—	—	—	(1)
Balance, end of period	$173	$111	$(182)	$(5,702)	$142
Six Months Ended June 30, 2015
Balance, beginning of period	$100	$71	$(196)	$(347)	$158
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	(72)	519	(1)
Total realized/unrealized gains (losses) included in AOCI	(2)	—	—	—	—
Purchases (7)	—	374	4	—	—
Sales (7)	—	(16)	—	—	(4)
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	(30)	(230)	—
Transfers into Level 3 (8)	19	—	—	—	—
Transfers out of Level 3 (8)	(7)	(55)	—	—	(3)
Balance, end of period	$110	$374	$(294)	$(58)	$150
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (9)	$—	$—	$43	$(4,404)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2015 (9)	$—	$—	$(65)	$496	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(3)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(4)
Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income (loss). For the purpose of this disclosure, these changes are presented within net investment gains (losses).

(5)
Amortization of premium/accretion of discount is included within net investment income. Impairments charged to net income (loss) on securities are included in net investment gains (losses). Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivatives gains (losses).

(6)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(7)	Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

(8)
Gains and losses, in net income (loss) and OCI, are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.

(9)
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

	June 30, 2016	December 31, 2015
	(In millions)
Assets (1)
Unpaid principal balance	$109	$121
Difference between estimated fair value and unpaid principal balance	50	51
Carrying value at estimated fair value	$159	$172
Liabilities (1)
Contractual principal balance	$33	$46
Difference between estimated fair value and contractual principal balance	2	2
Carrying value at estimated fair value	$35	$48
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

	At June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans (1)	$3	$3	$—	$—	$—	$—
Other limited partnership interests (2)	$2	$—	$(1)	$—	$(2)	$(1)
Other assets (3)	$—	$—	$—	$—	$(11)	$—
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

(2)
For these cost method investments, estimated fair value is determined from information provided on the financial statements of the underlying entities including net asset value (“NAV”) data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both June 30, 2016 and 2015 were not significant.

(3)
During the six months ended June 30, 2016, the Company recognized an impairment of computer software in connection with the sale of MetLife, Inc.’s U.S. Retail advisor force to Massachusetts Mutual Life Insurance Company (“MassMutual”). See Note 10.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$8,020	$—	$—	$8,522	$8,522
Policy loans	$1,190	$—	$846	$451	$1,297
Real estate joint ventures	$21	$—	$—	$61	$61
Other limited partnership interests	$46	$—	$—	$50	$50
Premiums, reinsurance and other receivables	$2,091	$—	$130	$2,968	$3,098
Liabilities
Policyholder account balances	$16,586	$—	$—	$18,692	$18,692
Long-term debt	$782	$—	$1,076	$—	$1,076
Other liabilities	$1,998	$—	$1,830	$168	$1,998
Separate account liabilities	$1,224	$—	$1,224	$—	$1,224

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
Other Liabilities
Other liabilities consist primarily of interest payable, amounts due for securities purchased but not yet settled, and funds withheld amounts payable, which are contractually withheld by the Company in accordance with the terms of the reinsurance agreements. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which are not materially different from the carrying values.
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
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$2,372	$246	$(30)	$2,588
OCI before reclassifications	107	70	15	192
Deferred income tax benefit (expense)	(51)	(24)	(2)	(77)
AOCI before reclassifications, net of income tax	2,428	292	(17)	2,703
Amounts reclassified from AOCI	(23)	(11)	—	(34)
Deferred income tax benefit (expense)	8	4	—	12
Amounts reclassified from AOCI, net of income tax	(15)	(7)	—	(22)
Balance, end of period	$2,413	$285	$(17)	$2,681

	Three Months Ended June 30, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$2,488	$245	$(13)	$2,720
OCI before reclassifications	(1,519)	(83)	(20)	(1,622)
Deferred income tax benefit (expense)	536	28	7	571
AOCI before reclassifications, net of income tax	1,505	190	(26)	1,669
Amounts reclassified from AOCI	7	(3)	—	4
Deferred income tax benefit (expense)	(2)	1	—	(1)
Amounts reclassified from AOCI, net of income tax	5	(2)	—	3
Balance, end of period	$1,510	$188	$(26)	$1,672

	Six Months Ended June 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$1,415	$239	$(26)	$1,628
OCI before reclassifications	1,520	87	11	1,618
Deferred income tax benefit (expense)	(539)	(30)	(2)	(571)
AOCI before reclassifications, net of income tax	2,396	296	(17)	2,675
Amounts reclassified from AOCI	26	(17)	—	9
Deferred income tax benefit (expense)	(9)	6	—	(3)
Amounts reclassified from AOCI, net of income tax	17	(11)	—	6
Balance, end of period	$2,413	$285	$(17)	$2,681

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Equity (continued)

	Six Months Ended June 30, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$2,250	$183	$(7)	$2,426
OCI before reclassifications	(1,126)	9	(30)	(1,147)
Deferred income tax benefit (expense)	398	(3)	11	406
AOCI before reclassifications, net of income tax	1,522	189	(26)	1,685
Amounts reclassified from AOCI	(19)	(1)	—	(20)
Deferred income tax benefit (expense)	7	—	—	7
Amounts reclassified from AOCI, net of income tax	(12)	(1)	—	(13)
Balance, end of period	$1,510	$188	$(26)	$1,672
__________________

(1)	See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$21	$(8)	$(25)	$11	Net investment gains (losses)
Net unrealized investment gains (losses)	2	2	(1)	13	Net investment income
Net unrealized investment gains (losses)	—	(1)	—	(5)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	23	(7)	(26)	19
Income tax (expense) benefit	(8)	2	9	(7)
Net unrealized investment gains (losses), net of income tax	15	(5)	(17)	12
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$12	$—	$12	$1	Net derivative gains (losses)
Interest rate swaps	—	1	1	1	Net investment income
Interest rate forwards	(1)	—	1	1	Net derivative gains (losses)
Interest rate forwards	1	—	2	1	Net investment income
Foreign currency swaps	(1)	2	1	(2)	Net derivative gains (losses)
Credit forwards	—	—	—	(1)	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	11	3	17	1
Income tax (expense) benefit	(4)	(1)	(6)	—
Gains (losses) on cash flow hedges, net of income tax	7	2	11	1
Total reclassifications, net of income tax	$22	$(3)	$(6)	$13

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

8. Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Compensation	$98	$111	$220	$236
Commissions	109	150	272	314
Volume-related costs	31	12	62	59
Affiliated expense on ceded and assumed reinsurance	73	71	136	158
Capitalization of DAC	(68)	(86)	(161)	(185)
Amortization of DAC and VOBA	(282)	57	(103)	252
Interest expense on debt	19	18	36	36
Premium taxes, licenses and fees	13	14	29	22
Professional services	21	4	26	10
Rent and related expenses	15	13	29	30
Other	102	81	210	160
Total other expenses	$131	$445	$756	$1,092
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at June 30, 2016.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Contingencies, Commitments and Guarantees (continued)

Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of June 30, 2016, the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material for the Company.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $84 million and $124 million at June 30, 2016 and December 31, 2015, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Contingencies, Commitments and Guarantees (continued)

Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $992 million and $1.0 billion at June 30, 2016 and December 31, 2015, respectively.
Other Commitments
The Company has entered into collateral arrangements with affiliates which require the transfer of collateral in connection with secured demand notes. At both June 30, 2016 and December 31, 2015, the Company had agreed to fund up to $20 million of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $27 million and $25 million at June 30, 2016 and December 31, 2015, respectively, to custody accounts to secure the demand notes. Each of these affiliates is permitted by contract to sell or re-pledge this collateral.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from $6 million to $223 million, with a cumulative maximum of $229 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $2 million at both June 30, 2016 and December 31, 2015, for indemnities, guarantees and commitments.
10. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $388 million and $758 million for the three months and six months ended June 30, 2016, respectively, and $365 million and $756 million for the three months and six months ended June 30, 2015, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $56 million and $110 million for the three months and six months ended June 30, 2016, respectively, and $63 million and $126 million for the three months and six months ended June 30, 2015, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $45 million and $94 million for the three months and six months ended June 30, 2016, respectively, and $54 million and $104 million for the three months and six months ended June 30, 2015, respectively.
The Company had net receivables from affiliates, related to the items discussed above, of $45 million and $136 million at June 30, 2016 and December 31, 2015, respectively.
See Note 4 for additional information on related party transactions.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Related Party Transactions (continued)

Sales Distribution Services
In July 2016, MetLife, Inc. completed the sale to MassMutual of MetLife’s U.S. Retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc. MassMutual assumed all of the liabilities related to such assets and that arise or occur after the closing of the sale.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including MLIC, MetLife Reinsurance Company of South Carolina, First MetLife Investors Insurance Company, General American Life Insurance Company, MetLife Europe Limited, MetLife Reinsurance Company of Vermont, New England Life Insurance Company, MetLife Reinsurance Company of Delaware (“MRD”), Delaware American Life Insurance Company and American Life Insurance Company, all of which are related parties.
Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Premiums
Reinsurance assumed	$7	$12	$52	$37
Reinsurance ceded	(237)	(215)	(464)	(415)
Net premiums	$(230)	$(203)	$(412)	$(378)
Universal life and investment-type product policy fees
Reinsurance assumed	$30	$33	$59	$64
Reinsurance ceded	(74)	(99)	(181)	(186)
Net universal life and investment-type product policy fees	$(44)	$(66)	$(122)	$(122)
Other revenues
Reinsurance assumed	$—	$—	$—	$—
Reinsurance ceded	340	64	391	122
Net other revenues	$340	$64	$391	$122
Policyholder benefits and claims
Reinsurance assumed	$14	$31	$58	$66
Reinsurance ceded	(457)	(244)	(694)	(484)
Net policyholder benefits and claims	$(443)	$(213)	$(636)	$(418)
Interest credited to policyholder account balances
Reinsurance assumed	$19	$19	$38	$38
Reinsurance ceded	(36)	(34)	(72)	(71)
Net interest credited to policyholder account balances	$(17)	$(15)	$(34)	$(33)
Other expenses
Reinsurance assumed	$(10)	$9	$21	$24
Reinsurance ceded	(44)	33	(44)	83
Net other expenses	$(54)	$42	$(23)	$107

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	June 30, 2016		December 31, 2015
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$77	$9,173	$129	$12,746
Deferred policy acquisition costs and value of business acquired	157	(773)	120	(861)
Total assets	$234	$8,400	$249	$11,885
Liabilities
Future policy benefits	$635	$(245)	$630	$(70)
Policyholder account balances	1,297	—	897	—
Other policy-related balances	1,740	707	1,785	755
Other liabilities	19	5,349	27	4,691
Total liabilities	$3,691	$5,811	$3,339	$5,376
The Company assumes risks from affiliates related to guaranteed minimum benefit guarantees written directly by the affiliates. These assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $1.3 billion and $897 million at June 30, 2016 and December 31, 2015, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($259) million and ($395) million for the three months and six months ended June 30, 2016, respectively, and $131 million and $68 million for the three months and six months ended June 30, 2015, respectively.
The Company ceded two blocks of business to two affiliates on a 90% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and increased the funds withheld balance by $603 million and $244 million at June 30, 2016 and December 31, 2015, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($193) million and ($359) million for the three months and six months ended June 30, 2016, respectively, and $218 million and $142 million for the three months and six months ended June 30, 2015, respectively.
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. This ceded reinsurance agreement contains embedded derivatives and changes in the estimated fair value are also included within net derivative gains (losses). The embedded derivative associated with this cession is included within premiums, reinsurance and other receivables and were $5 million and $4 million at June 30, 2016 and December 31, 2015, respectively. Net derivative gains (losses) associated with the embedded derivative were less than $1 million and $1 million for the three months and six months ended June 30, 2016, respectively, and less than $1 million for both the three months and six months ended June 30, 2015.
In December 2015, the Company entered into a reinsurance agreement to cede one block of business to MRD on a 90% coinsurance with funds withheld basis. This agreement covers certain term life policies issued in 2015 by the Company. This agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $68 million and $126 million at June 30, 2016 and December 31, 2015, respectively. The Company also recorded a funds withheld liability and other reinsurance payables, included in other liabilities, which were $19 million and $79 million at June 30, 2016 and December 31, 2015, respectively. The Company’s consolidated statement of operations and comprehensive income (loss) includes a loss for this agreement of $4 million and income for this agreement of $38 million for the three months and six months ended June 30, 2016, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Related Party Transactions (continued)

In December 2014, the Company entered into a reinsurance agreement to cede two blocks of business to MRD on a 90% coinsurance with funds withheld basis. This agreement covers certain term and certain universal life policies issued in 2014 by the Company. This agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $114 million and $81 million at June 30, 2016 and December 31, 2015, respectively. The Company also recorded a funds withheld liability and other reinsurance payables, included in other liabilities, which were $58 million and $23 million at June 30, 2016 and December 31, 2015, respectively. The Company’s consolidated statement of operations and comprehensive income (loss) includes income for this agreement of $3 million and a loss for this agreement of $49 million for the three months and six months ended June 30, 2016, respectively, and a loss for this agreement of $8 million and $11 million for the three months and six months ended June 30, 2015, respectively.
In April 2016, the Company recaptured risks related to certain single premium deferred annuity contracts previously reinsured to MLIC, an affiliate. As a result of this recapture, the significant effects to the Company were an increase in investments and cash and cash equivalents of $4.3 billion and an increase in DAC of $87 million, offset by a decrease in premiums, reinsurance and other receivables of $4.0 billion. The Company recognized a gain of $246 million, net of income tax, as a result of this reinsurance termination.

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
This narrative analysis includes references to our performance measure, operating earnings, that is not based on accounting principles generally accepted in the United States of America (“GAAP”). Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is our measure of segment performance. See “— Non-GAAP and Other Financial Disclosures” for definitions and a discussion of these measures, and “— Results of Operations” for reconciliations of non-GAAP measures to the most directly comparable GAAP measures.
Business
Overview
The Company offers individual annuities, individual life insurance, and institutional protection and asset accumulation products and is organized into two segments: Retail and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. See also “— Other Key Information” for information on MetLife, Inc.’s announcement of its plan to pursue the separation of a substantial portion of its Retail segment, which is organized into two U.S. businesses, Life & Other and Annuities, as well as certain portions of its Corporate Benefit Funding segment and Corporate & Other (the “Separation”). Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability, including in connection with the planned Separation.
Other Key Information
In July 2016, MetLife, Inc. completed the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of MetLife’s U.S. Retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc. MassMutual assumed all of the liabilities related to such assets and that arise or occur at or after the closing of the sale. As part of the transactions, MetLife, Inc. and MassMutual entered into a product development agreement under which MetLife’s U.S. Retail business will be the exclusive developer of certain annuity products to be issued by MassMutual.

On December 18, 2014, the Financial Stability Oversight Council (“FSOC”) designated MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”) subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”), as well as to enhanced supervision and prudential standards. On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC filed a notice of appeal of the D.C. District Court’s order. If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. See “— Regulatory Developments — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI.”
On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation and on July 21, 2016, MetLife, Inc. announced that the separated business will be rebranded as “Brighthouse Financial” after the Separation. The separated business would include a substantial portion of MetLife, Inc.’s Retail segment and certain portions of the Corporate Benefit Funding segment and Corporate & Other. MetLife, Inc. currently plans to include MetLife Insurance Company USA , New England Life Insurance Company, First MetLife Investors Insurance Company, MetLife Advisers, LLC and certain captive reinsurance companies in the proposed separated business. MetLife is currently evaluating structural alternatives for the proposed Separation, including a public offering of shares in an independent, publicly traded company, a spin-off, or a sale. The completion of a public offering would depend on, among other things, the U.S. Securities and Exchange Commission (“SEC”) filing and review process, as well as market conditions. A Separation, depending on the specific form, would be subject to the satisfaction of various conditions and approvals, including, among other things, approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions.
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
NAIC
In December 2012, the National Association of Insurance Commissioners (“NAIC”) approved a new valuation manual containing a principle-based approach to life insurance company reserves. Principle-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principle-based approach has been enacted into law by the required number of state legislatures and will become effective on January 1, 2017, initially applying to individual life insurance business on a prospective basis.
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

Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. For example, the Federal Reserve Board has issued an advance notice of proposed rulemaking but not yet finally determined the enhanced capital requirements that would apply to insurance non-bank SIFIs. If MetLife, Inc. were re-designated as a non-bank SIFI, those capital requirements may adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. In addition, if re-designated as a non-bank SIFI, MetLife, Inc. would need to obtain Federal Reserve approval before directly or indirectly acquiring, merging or consolidating with a financial company having more than $10 billion of assets or acquiring 5% or more of any voting class of securities of a bank or bank holding company and, depending on the extent of the combined company’s liabilities, would be subject to additional restrictions regarding its ability to merge. The Federal Reserve would also have the right to require us, or our insurance company affiliates, to take prompt action to correct any financial weaknesses.
Together with other large financial institutions and non-bank SIFIs, if MetLife, Inc. were re-designated as a non-bank SIFI, it would be subject to a number of Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) requirements including responsibility to pay certain assessments and other charges (i) equal to the total expenses the Federal Reserve Board thinks is necessary for its supervision of bank holding companies and savings and loan holding companies with assets of $50 billion or more, and non-bank SIFIs, and (ii) in connection with the Financial Research Fund within the U.S. Department of Treasury that funds the Office of Financial Research, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system.
Enhanced Prudential Standards for Non-Bank SIFIs
The Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, and recently issued a notice of proposed rulemaking addressing the governance, risk management and liquidity requirements it is proposing to apply to insurance company non-bank SIFIs. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc., were it to be re-designated as a non-bank SIFI, and its impact on us, remain unclear.
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

Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify and manage global systemically important financial institutions. To this end, the IAIS published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs and, on this basis, the FSB again so designated MetLife, Inc. in 2015. The IAIS/FSB process is separate from the U.S. FSOC designation process and MetLife, Inc. remains a G-SII in spite of the rescission of its U.S. non-bank SIFI designation on March 30, 2016. The global designation process is an annual process. Every three years, the IAIS evaluates whether updates to its assessment methodology are necessary.
Current standards call for G-SIIs to be subject to higher loss absorbency requirements (“HLA”). Given the absence of a common global base on which to calculate HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). The first version of the IAIS HLA framework was endorsed by the FSB and the G20 in September and November 2015, respectively, and the BCR and HLA requirements are expected to be refined based on data confidentially submitted by certain G-SIIs to their group-wide supervisors until they are fully adopted and implemented in 2019. The IAIS published a new assessment methodology on June 16, 2016 which it proposes to use this year to assess a pool of approximately 50 insurers, and has requested data from MetLife, Inc. in order to perform an assessment under the new methodology. The new methodology reflects changes in the previous definitions of non-traditional and non-insurance activity, along with certain other changes in both quantitative and qualitative assessments. It is uncertain whether MetLife, Inc. will be designated a G-SII by the FSB under this new methodology.
In addition, on December 17, 2014, the IAIS released a first exposure draft of a risk-based global insurance capital standard (“ICS”) which will apply to all internationally active insurance groups, including G-SIIs. A second exposure draft was published for comment on July 19, 2016, with comments due in 90 days. The IAIS expects to publish a draft of an interim version of the ICS in 2017 for further consultation and refinement by the end of 2019, the target for implementation by individual jurisdictions. The date by which the ICS will be finalized has not yet been specified. The IAIS intends to request confidential reporting to supervisors as of the release of the interim draft of the ICS.
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
During the second quarter of 2016, we accelerated the annual review of our actuarial assumptions for the Retail variable annuities business in connection with the planned Separation. As a result of this review, we made changes to policyholder behavior and long-term economic assumptions, as well as risk margins. With respect to policyholder behavior, which was the significant update for this current period, we have recorded charges, and in some cases benefits, in prior years as a result of the availability of sufficient and credible data at the conclusion of each review. As an example in 2012, we recorded a charge to reflect better than expected persistency; and in 2014, we recorded a charge as we began to reflect lower utilization of the elective annuitization option in early generations of our guaranteed minimum income benefit (“GMIBs”). All other annual actuarial assumptions, including for our Retail fixed annuity business, our Retail life business and for our other segments, will be reviewed in the third quarter of 2016 as part of our annual review of actuarial assumptions. See “— Results of Operations — Consolidated Results — Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015 — Actuarial Assumption Review” for further information.
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
As a result of the proposed Separation, during the first quarter of 2016, the Company re-tested goodwill for impairment using an estimated revised carrying amount of the Corporate Benefit Funding reporting unit. The Company concluded that the fair value of the reporting unit was in excess of its carrying value and, therefore, goodwill was not impaired. See “Business — Overview — Other Key Information” for additional information on the proposed Separation.
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

Results of Operations
Consolidated Results
Business Overview. Life sales decreased 15% driven by declines in variable life, whole life and term life products, partially offset by higher sales of universal life products. Retail annuity sales decreased 10% mainly as a result of lower variable annuity sales due to the sales suspension by a major distributor this year, partially offset by higher indexed annuity sales. A significant portion of our operating earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances have declined due to market performance along with the impact of negative net flows, as benefits, surrenders and withdrawals exceeded sales. While net flows are still negative, we are seeing improvements in surrenders and withdrawals, as well as increases in sales.

	Six Months Ended June 30,
	2016	2015
	(In millions)
Revenues
Premiums	$511	$536
Universal life and investment-type product policy fees	1,322	1,429
Net investment income	1,305	1,324
Other revenues	506	250
Net investment gains (losses)	(33)	37
Net derivative gains (losses)	(3,235)	68
Total revenues	376	3,644
Expenses
Policyholder benefits and claims	1,394	1,174
Interest credited to policyholder account balances	477	519
Capitalization of DAC	(161)	(185)
Amortization of DAC and VOBA	(103)	252
Interest expense on debt	36	36
Other expenses	984	989
Total expenses	2,627	2,785
Income (loss) before provision for income tax	(2,251)	859
Provision for income tax expense (benefit)	(855)	235
Net income (loss)	$(1,396)	$624
Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015
During the six months ended June 30, 2016, income (loss) before provision for income tax decreased $3.1 billion ($2.0 billion, net of income tax) from the prior period primarily driven by an unfavorable change in net derivative gains (losses).
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

	Six Months Ended June 30,
	2016	2015
	(In millions)
Non-VA program derivatives
Interest rate	$530	$(30)
Foreign currency exchange rate	20	9
Credit	8	3
Equity	(50)	(92)
Non-VA embedded derivatives	(351)	121
Total non-VA program derivatives	157	11
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	(1,148)	578
Nonperformance risk adjustment	657	(14)
Other risks	(3,680)	(151)
Total	(4,171)	413
Freestanding derivatives hedging direct and assumed embedded derivatives	779	(356)
Total VA program derivatives	(3,392)	57
Net derivative gains (losses)	$(3,235)	$68
The favorable change in net derivative gains (losses) on non-VA program derivatives was $146 million ($95 million, net of income tax). This was primarily due to long-term interest rates decreasing in the current period and increasing in the prior period, favorably impacting interest rate swaptions and receive-fixed interest rate swaps primarily hedging long duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
This favorable change was partially offset by a change in the value of the underlying assets unfavorably impacting non-VA embedded derivatives related to affiliated ceded reinsurance written on a coinsurance with funds withheld basis.

The unfavorable change in net derivative gains (losses) on VA program derivatives was $3.4 billion ($2.2 billion, net of income tax). This was due to an unfavorable change of $3.5 billion ($2.3 billion, net of income tax) in other risks in direct and assumed variable annuity embedded derivatives and an unfavorable change of $591 million ($384 million, net of income tax) in market risks on direct and assumed variable annuity embedded derivatives, net of the impact of freestanding derivatives hedging those risks, partially offset by a favorable change of $671 million ($436 million, net of income tax) related to the change in the nonperformance risk adjustment on direct and assumed variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing $3.5 billion ($2.3 billion, net of income tax) unfavorable change in other risks in direct and assumed variable annuity embedded derivatives reflected:

•	Updates to actuarial policyholder behavior assumptions within the valuation model. For details, see “— Actuarial Assumption Review.”

•	An increase in the risk margin adjustment, measuring policyholder behavior risks, which was also affected by the actuarial assumption update, along with market and interest rate changes, and

•	A combination of other factors, including reserve changes influenced by benefit features and actual policyholder behavior.
The foregoing $591 million ($384 million, net of income tax) unfavorable change was primarily driven by changes in market factors on the direct and assumed variable annuity embedded derivatives, net of the freestanding derivatives hedging those market factors. The primary change in market factors was that long-term interest rates decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased by 30% in the current period and increased by 9% in the prior period.
We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The aforementioned $671 million ($436 million, net of income tax) favorable change in the nonperformance risk adjustment, which includes the impact of the aforementioned recapture of certain variable annuity reinsurance by an affiliate, was due to a favorable change of $86 million, before income tax, related to changes in our own credit spread and by a favorable change of $585 million, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $70 million ($46 million, net of income tax) primarily reflects current period net losses on sales and higher impairments on fixed maturity securities, as well as higher net gains on real estate and real estate joint ventures in the prior period.
Actuarial Assumption Review. We annually review our long-term actuarial assumptions for policyholder behavior, market returns and other actuarial items. With respect to policyholder behavior, we have recorded charges, and in some cases benefits, in prior years as a result of the availability of sufficient and credible data at the conclusion of each review. See “— Summary of Critical Accounting Estimates.”

During the current period, we accelerated the annual review of our actuarial assumptions for the Retail variable annuities business in connection with the planned Separation. As a result of this review, we made changes to policyholder behavior and long-term economic assumptions, as well as risk margins. With respect to policyholder behavior, because our GMIBs have a contractual ten-year waiting period prior to the policyholder being able to exercise its contractual options, we were only recently able to accumulate sufficient and credible data on the largest portions of our own block with respect to option exercises. Further, because of the unique features of our GMIBs, historically industry experience has been of limited utility in determining key behavioral assumptions for our products. However, the results of a recent industry study on policyholder behavior indicated that elective annuitizations were much lower than the industry has historically expected. The industry study, in combination with emerging experience on our own GMIB block, provided sufficient and credible data to support our changes to key policyholder behavior assumptions primarily relating to annuitization utilization as well as withdrawals, in our newer generation of GMIBs, which have an additional policyholder return of original purchase payment option not present in earlier generations of the product.
All other annual actuarial assumptions, including for our Retail fixed annuity business, our Retail life business and for our other segments, will be reviewed in the third quarter of 2016 as part of our annual review of actuarial assumptions.
Results for the current period include a $2.5 billion ($1.7 billion, net of income tax) non-cash charge associated with this review of assumptions related to reserves and DAC, of which a $3.0 billion loss ($1.9 billion, net of income tax) was recognized in net derivative gains (losses). Of the $2.5 billion charge, $3.2 billion ($2.1 billion, net of income tax) was related to reserves and a benefit of $628 million ($408 million, net of income tax) was associated with DAC.
The $3.0 billion loss recognized in net derivative gains (losses) associated with this review of assumptions was included within the other risks in embedded derivatives caption in the table above.
The significant impacts of the second quarter assumption review were on the variable annuity block of business and are summarized as follows:

•
Changes in policyholder behavior assumptions resulted in reserve increases, partially offset by favorable DAC amortization, resulting in a net charge of $2.0 billion ($1.3 billion, net of income tax). The policyholder behavior assumption changes included:

–	Lower utilization of the elective annuitization option on the guarantee riders on the contracts;

–	Lower election of the guaranteed principal option in certain of our GMIBs, which, if exercised, returns to the policyholder the original purchase payment amounts;

–	Adjusting the rate at which policyholders withdrew funds through systematic withdrawals; and

–	Higher policyholder persistency related to the portion of the business that will remain with the Company after the planned Separation, dependent on the amount a contract is in-the-money.

•
Changes in economic assumptions resulted in reserve increases and unfavorable DAC amortization resulting in a charge of $342 million ($222 million, net of income tax). These changes include reducing the long-term separate account return assumption from 7.25% to 7.00% (from 7.00% to 6.75% for GMIB’s invested in managed volatility funds), and reducing the projected ultimate 10-year treasury rate from 4.50% to 4.25%.

•	The remaining updates resulted in reserve increases from changes in risk margins, partially offset by favorable DAC, resulting in a charge of $254 million ($165 million, net of income tax).
Taxes. Income tax benefit for the six months ended June 30, 2016 was $855 million, or 38% of income (loss) before provision for income tax, compared with an income tax expense of $235 million, or 27% of income (loss) before provision for income tax, for the six months ended June 30, 2015. The Company’s effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss) as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings decreased $162 million, net of income tax, to $456 million, net of income tax, for the six months ended June 30, 2016 from $618 million, net of income tax, for the six months ended June 30, 2015.

Reconciliation of net income (loss) to operating earnings

	Six Months Ended June 30,
	2016	2015
	(In millions)
Net income (loss)	$(1,396)	$624
Less: Net investment gains (losses)	(33)	37
Less: Net derivative gains (losses)	(3,235)	68
Less: Other adjustments to net income (1)	421	(95)
Less: Provision for income tax (expense) benefit	995	(4)
Operating earnings	$456	$618
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Reconciliation of revenues to operating revenues and expenses to operating expenses

	Six Months Ended June 30,
	2016	2015
	(In millions)
Total revenues	$376	$3,644
Less: Net investment gains (losses)	(33)	37
Less: Net derivative gains (losses)	(3,235)	68
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	1	—
Less: Other adjustments to revenues (1)	7	18
Total operating revenues	$3,636	$3,521
Total expenses	$2,627	$2,785
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(802)	(54)
Less: Other adjustments to expenses (1)	389	167
Total operating expenses	$3,040	$2,672
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Six Months Ended June 30,
	2016	2015
	(In millions)
Operating revenues
Premiums	$511	$536
Universal life and investment-type product policy fees	1,186	1,296
Net investment income	1,433	1,439
Other revenues	506	250
Total operating revenues	3,636	3,521
Operating expenses
Policyholder benefits and claims	1,235	982
Interest credited to policyholder account balances	475	517
Capitalization of DAC	(161)	(185)
Amortization of DAC and VOBA	498	335
Interest expense on debt	34	34
Other expenses	959	989
Total operating expenses	3,040	2,672
Provision for income tax expense (benefit)	140	231
Operating earnings	$456	$618
Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in operating earnings were refinements made to DAC and certain insurance-related liabilities, the impact of our annual Retail variable annuity actuarial assumption review, lower investment yields, lower fee income and higher costs associated with our variable annuity guaranteed minimum death benefits (“GMDBs”), partially offset by the recapture of an assumed fixed annuity reinsurance agreement in the current period and higher net investment income from portfolio growth.
Business Growth. An $81 million increase in operating earnings was attributable to business growth. An increase in invested assets was primarily due to positive net flows in our life businesses and the recapture of certain single premium deferred annuity contracts from Metropolitan Life Insurance Company, partially offset by funding agreement repayments in our Corporate Benefit Funding segment. Costs associated with our variable annuity GMDBs were also lower. These increases were partially offset by lower fees in our annuities business as average separate account balances declined. In addition, lower interest credited expense in our Corporate Benefit Funding segment was largely offset by higher interest credited expenses in our life and annuities businesses.
Market Factors. A $194 million decrease in operating earnings was attributable to market factors, including volatile equity markets and sustained low interest rates. Investment yields were negatively impacted by the adverse impact of the sustained low interest rate environment on fixed maturity securities, as well as lower returns on real estate joint ventures, private equities and hedge funds. These decreases were partially offset by increased income on interest rate derivatives and increased income from our securities lending program, as well as lower interest credited expense as a result of declines in average interest credited rates. In our deferred annuities business, declines in our average separate account balances resulted in a decrease in asset-based fee income. In addition, higher costs associated with our variable annuity GMDBs were partially offset by lower asset-based commissions.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable mortality in our traditional life business, partially offset by unfavorable mortality in our universal life and income annuities businesses resulted in a slight increase in operating earnings. The impact of our annual Retail variable annuity actuarial assumption review, which occurred in the current period, resulted in a net operating earnings decrease of $129 million and was primarily related to unfavorable DAC unlockings. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods, resulted in a $225 million decrease in operating earnings. This decrease was primarily driven by current period adjustments on our universal life with secondary guarantees products, attributable to modeling improvements in the reserving process, as well as loss recognition. These declines were partially offset an increase in operating earnings of $247 million, as a result of the recapture of an assumed fixed annuity reinsurance agreement in the current period.
Amortization of DAC. DAC amortization decreased due to favorable separate account returns in the current period as compared to the prior period, partially offset by business growth, resulting in a $54 million increase in operating earnings.
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

Non-GAAP financial measures:		Comparable GAAP financial measures:
(i)	operating revenues	(i)	revenues
(ii)	operating expenses	(ii)	expenses
(iii)	operating earnings	(iii)	net income (loss)
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
The following additional adjustments are made to revenues, in the line items indicated, in calculating operating revenues:

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

The following additional adjustments are made to expenses, in the line items indicated, in calculating operating expenses:

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2015 Annual Report; (ii) Part II, Item 1, of MetLife Insurance Company USA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016; and (iii) Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
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
Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2015 Annual Report, as amended or supplemented by the information under “Risk Factors” in Part II, Item 1A, of MetLife Insurance Company USA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “First Quarter 2016 Report”). Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2015 Annual Report, as amended or supplemented by such information in the First Quarter 2016 Report.
Economic Environment and Capital Markets-Related Risks
The following updates and replaces in its entirety the risk factor entitled “If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations” included in the 2015 Annual Report.
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

At times throughout the past several years, volatile conditions have characterized financial markets. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Events following the U.K.’s referendum on June 23, 2016 and the uncertainties associated with its potential withdrawal from the EU have contributed to market volatility. Such events and uncertainties, combined with foreign exchange risks, could contribute to weakening gross domestic product growth, primarily in the U.K. and Europe. The magnitude and longevity of the potential negative economic impacts would depend on the detailed agreements reached by the U.K. and EU as a result of the exit negotiations and negotiations regarding trade and other arrangements. Additionally, weakness in the energy and metals and mining sectors and concerns about the political and/or economic stability of countries in regions outside the EU, including China, Ukraine, Russia, Brazil, Japan, Turkey, Jordan and Lebanon, as well as Puerto Rico, have contributed to global market volatility. Concerns about global economic conditions, capital markets and the solvency of certain EU member states, their banking systems and the financial institutions that have significant direct or indirect exposure to debt issued by these countries or their respective banking systems, have also been a cause of elevated levels of market volatility. This market volatility has affected the performance of various asset classes at various times, and it could continue. Any of these factors could have significant adverse effects on the economy and financial markets generally.
To the extent these uncertain financial market conditions persist, our revenues and net investment income are likely to remain under pressure. Similarly, sustained periods of low interest rates could cause our profit margins to erode. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period” in the 2015 Annual Report. Also, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant capital and/or operating losses due to, among other reasons, losses incurred in our general account and as a result of the impact on us of guarantees, capital maintenance obligations and/or collateral requirements associated with our affiliated reinsurers and other similar arrangements. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility, which may also increase the cost and limit the availability of the hedging instruments and other protective measures we take to mitigate such risk.
We are a significant writer of variable insurance products and certain other products issued through separate accounts. The account values of these products decrease as a result of declining equity markets. Lower interest rates generally increase account values in the near term, but may result in lower returns in fixed income options in the future. Decreases in account values reduce certain fees generated by these products, cause the amortization of DAC to accelerate, could increase the level of insurance liabilities we must carry to support such products issued with any associated guarantees and could require us to provide additional funding to affiliated captive reinsurers.
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
Difficult conditions in the global capital markets and the economy may continue to raise the possibility of legislative, judicial, regulatory and other governmental actions. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” in the 2015 Annual Report, as amended or supplemented by the First Quarter 2016 Report, and “Risk Factors — Risks Related to Our Business — Competitive Factors May Adversely Affect Our Market Share and Profitability” in the 2015 Annual Report.
Regulatory and Legal Risks
The following updates and replaces the similarly named sections of the risk factor entitled “Regulation of MetLife, Inc. as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations” included in the 2015 Annual Report, as amended or supplemented by such information in the First Quarter 2016 Report. There have been no other material changes to such risk factor.

Potential Regulation of MetLife, Inc. as a Non-Bank SIFI or Regulation as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI
On December 18, 2014, the FSOC designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Federal Reserve and the FDIC, as well as to enhanced supervision and prudential standards. On January 13, 2015, MetLife, Inc. filed an action in the D.C. District Court asking the Court to review and rescind the FSOC’s designation. On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC filed a notice of appeal of the D.C. District Court’s order.
If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. However, many of the regulatory requirements that would apply to MetLife, Inc. as a non-bank SIFI if it were again so designated have not been finalized. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. For example, the Federal Reserve Board has issued an advance notice of proposed rulemaking but not yet finally determined the enhanced capital requirements that would apply to insurance company non-bank SIFIs. If MetLife, Inc. were re-designated as a non-bank SIFI, our business and competitive position could be materially and adversely affected by any requirement of the Federal Reserve Board requiring insurers that are non-bank SIFIs to comply with capital standards or regimes that do not take into account the insurance business model and the differences between banks and insurers. Enhanced capital requirements could adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. We could have to raise the price of the products we offer, reduce the amount of risk we take on, or stop offering certain products altogether.
The Federal Reserve Board previously implemented stress testing requirements for non-bank SIFIs that will apply once capital standards are adopted. It has also indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, and recently issued a notice of proposed rulemaking addressing the governance, risk management and liquidity requirements it is proposing to apply to insurance company non-bank SIFIs. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc., were it to be re-designated as a non-bank SIFI, and its impact on us, remain unclear.
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

Global Systemically Important Insurers
In the wake of the financial crisis, national and international authorities have proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. For example, the IAIS is participating in the FSB’s initiative to identify and manage global systemically important financial institutions. To this end, the IAIS published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs and, on this basis, the FSB again so designated MetLife, Inc. in 2015. G-SII designation is an annual process, and the IAIS published revised assessment methodology in June 2016. While the regulatory standards that would apply to G-SIIs are still being developed, they will include enhanced capital standards and supervision and other additional requirements that would not apply to companies that are not G-SIIs. The IAIS proposals would need to be implemented at the consolidated group level by legislation or regulation in each applicable jurisdiction. As MetLife, Inc. is no longer a U.S. non-bank SIFI and, therefore, has no consolidated group regulator, the impact on MetLife, Inc. of such proposals is uncertain. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers,” as well as “Business — Regulation — Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers” included in the 2015 Annual Report.
General Risks
The following updates and replaces in its entirety the risk factor entitled “We May Be Unable to Attract and Retain Sales Representatives for Our Products” included in the 2015 Annual Report.
We May Experience Difficulty in Marketing and Distributing Products Through Our Distribution Channels
Following completion in July 2016 of the sale of MetLife’s U.S. Retail advisor force and certain assets associated with the MetLife Premier Client Group, including MetLife’s affiliated broker-dealer, MetLife Securities, Inc., we distribute our products through a variety of third-party distribution channels. We may periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to reduce or terminate their distribution relationships with us, including for such reasons as adverse developments in our business, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.
When our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are unsuitable, we may suffer reputational and other harm to our business.

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
Date: August 11, 2016

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