Form 10-Q
period 2016-09-30
MetLife Insurance Co USA
filed 2016-11-09
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At November 9, 2016, 3,000 shares of the registrant’s common stock, $25,000 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at September 30, 2016 (Unaudited) and December 31, 2015 and for the Three Months and Nine Months Ended September 30, 2016 and 2015 (Unaudited))	4
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Stockholder’s Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	11
	Note 3 — Insurance	16
	Note 4 — Deferred Policy Acquisition Costs and Value of Business Acquired	17
	Note 5 — Investments	18
	Note 6 — Derivatives	32
	Note 7 — Fair Value	45
	Note 8 — Goodwill	65
	Note 9 — Equity	65
	Note 10 — Other Expenses	68
	Note 11 — Contingencies, Commitments and Guarantees	68
	Note 12 — Related Party Transactions	71
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	75
Item 4.	Controls and Procedures	91

Part II — Other Information
Item 1.	Legal Proceedings	92
Item 1A.	Risk Factors	92
Item 6.	Exhibits	97

Signatures		98

Exhibit Index		E-1

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MetLife USA. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in MetLife Insurance Company USA’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) unanticipated developments that could delay, prevent or otherwise adversely affect the separation from MetLife of Brighthouse Financial, including us; (2) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from (a) business acquisitions and integrating and managing the growth of such acquired businesses, (b) dispositions of businesses via sale, initial public offering, spin-off or otherwise, including failure to achieve projected operational benefit from such transactions, (c) entry into joint ventures, or (d) legal entity reorganizations; (3) difficult conditions in the global capital markets; (4) increased volatility and disruption of the global capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain affiliated captive reinsurers or hedging arrangements associated with those risks; (5) exposure to global financial and capital market risks, including as a result of the pending withdrawal of the United Kingdom from the European Union, other disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (6) impact on us of comprehensive financial services regulation reform, including potential regulation of MetLife, Inc. as a non-bank systemically important financial institution, or otherwise; (7) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (8) regulatory, legislative or tax changes relating to our insurance or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (9) adverse results or other consequences from litigation, arbitration or regulatory investigations; (10) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions, including any separated business’ incurrence of debt in connection with such a separation; (11) investment losses and defaults, and changes to investment valuations; (12) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (13) impairments of goodwill and realized losses or market value impairments to illiquid assets; (14) defaults on our mortgage loans; (15) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (16) fluctuations in foreign currency exchange rates; (17) downgrades in our claims paying ability, financial strength or credit ratings or MetLife, Inc.’s credit ratings; (18) availability and effectiveness of reinsurance, hedging or indemnification arrangements, as well as any default or failure of counterparties to perform; (19) differences between actual claims experience and underwriting and reserving assumptions; (20) ineffectiveness of MetLife’s risk management policies and procedures; (21) catastrophe losses; (22) increasing cost and limited market capacity for statutory life insurance reserve financings; (23) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (24) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and any adjustment for nonperformance risk; (25) changes in accounting standards, practices and/or policies; (26) increased expenses relating to pension and postretirement benefit plans for employees and retirees of MetLife, as well as health care and other employee benefits; (27) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (28) difficulties in marketing and distributing products through our distribution channels; (29) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, MetLife’s disaster recovery systems, cyber- or other information security systems and management continuity planning; (30) any failure to protect the confidentiality of client information; (31) the effectiveness of MetLife’s programs and practices in avoiding giving associates incentives to take excessive risks; (32) the impact of the separation from MetLife of Brighthouse Financial, including us, on our business and profitability due to MetLife’s strong brand and reputation, and the increased costs related to replacing arrangements with MetLife with those of third parties; and (33) other risks and uncertainties described from time to time in MetLife Insurance Company USA’s filings with the U.S. Securities and Exchange Commission.
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

Part I — Financial Information
Item 1. Financial Statements
MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	September 30, 2016	December 31, 2015
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $58,037 and $50,154, respectively)	$63,781	$52,409
Equity securities available-for-sale, at estimated fair value (cost: $333 and $384, respectively)	365	409
Mortgage loans (net of valuation allowances of $42 and $36, respectively; includes $143 and $172, respectively, at estimated fair value, relating to variable interest entities)	8,346	7,262
Policy loans	1,096	1,266
Real estate and real estate joint ventures (includes $0 and $5, respectively, of real estate held-for-sale)	210	628
Other limited partnership interests	1,701	1,846
Short-term investments, principally at estimated fair value	3,281	1,737
Other invested assets, principally at estimated fair value	6,706	4,942
Total investments	85,486	70,499
Cash and cash equivalents, principally at estimated fair value	2,117	1,383
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	595	505
Premiums, reinsurance and other receivables	18,822	22,251
Deferred policy acquisition costs and value of business acquired	5,129	4,809
Deferred income tax recoverable	80	—
Goodwill	—	381
Other assets	626	799
Separate account assets	102,552	101,735
Total assets	$215,407	$202,362
Liabilities and Stockholder's Equity
Liabilities
Future policy benefits	$33,986	$29,894
Policyholder account balances	38,383	35,661
Other policy-related balances	3,446	3,549
Payables for collateral under securities loaned and other transactions	13,676	10,619
Long-term debt (includes $27 and $48, respectively, at estimated fair value, relating to variable interest entities)	808	836
Current income tax payable	128	20
Deferred income tax liability	—	803
Other liabilities (includes $1 and $1, respectively, relating to variable interest entities)	10,351	7,682
Separate account liabilities	102,552	101,735
Total liabilities	203,330	190,799
Contingencies, Commitments and Guarantees (Note 11)
Stockholder's Equity
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	12,435	10,871
Retained earnings (deficit)	(2,836)	(1,011)
Accumulated other comprehensive income (loss)	2,403	1,628
Total stockholder's equity	12,077	11,563
Total liabilities and stockholder's equity	$215,407	$202,362
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Premiums	$276	$386	$787	$922
Universal life and investment-type product policy fees	706	712	2,028	2,141
Net investment income	741	684	2,046	2,008
Other revenues	65	121	571	371
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(1)	(12)	(16)	(14)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(3)	1	(3)	—
Other net investment gains (losses)	34	(13)	16	27
Total net investment gains (losses)	30	(24)	(3)	13
Net derivative gains (losses)	(511)	(284)	(3,746)	(216)
Total revenues	1,307	1,595	1,683	5,239
Expenses
Policyholder benefits and claims	884	584	2,278	1,758
Interest credited to policyholder account balances	238	258	715	777
Goodwill impairment	381	—	381	—
Other expenses	383	695	1,139	1,787
Total expenses	1,886	1,537	4,513	4,322
Income (loss) before provision for income tax	(579)	58	(2,830)	917
Provision for income tax expense (benefit)	(150)	(30)	(1,005)	205
Net income (loss)	$(429)	$88	$(1,825)	$712
Comprehensive income (loss)	$(707)	$413	$(1,050)	$283
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Stockholder’s Equity
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2015	$75	$10,871	$(1,011)	$1,628	$11,563
Capital contributions from MetLife, Inc.		1,564			1,564
Dividends paid to MetLife, Inc.			—		—
Net income (loss)			(1,825)		(1,825)
Other comprehensive income (loss), net of income tax				775	775
Balance at September 30, 2016	$75	$12,435	$(2,836)	$2,403	$12,077

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2014	$75	$10,855	$(1,350)	$2,426	$12,006
Capital contributions from MetLife, Inc.		4			4
Dividends paid to MetLife, Inc.			(500)		(500)
Net income (loss)			712		712
Other comprehensive income (loss), net of income tax				(429)	(429)
Balance at September 30, 2015	$75	$10,859	$(1,138)	$1,997	$11,793
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$2,544	$2,516
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	24,351	26,048
Equity securities	117	80
Mortgage loans	1,368	738
Real estate and real estate joint ventures	426	226
Other limited partnership interests	288	174
Purchases of:
Fixed maturity securities	(26,656)	(28,079)
Equity securities	(57)	(73)
Mortgage loans	(2,061)	(1,778)
Real estate and real estate joint ventures	(51)	(50)
Other limited partnership interests	(134)	(161)
Cash received in connection with freestanding derivatives	457	434
Cash paid in connection with freestanding derivatives	(1,659)	(495)
Cash received under repurchase agreements (Note 5)	—	199
Cash paid under reverse repurchase agreements (Note 5)	—	(199)
Net change in policy loans	105	20
Net change in short-term investments	(1,447)	(2,769)
Net change in other invested assets	28	59
Net cash provided by (used in) investing activities	(4,925)	(5,626)
Cash flows from financing activities
Policyholder account balances:
Deposits	8,279	13,697
Withdrawals	(9,533)	(14,406)
Net change in payables for collateral under securities loaned and other transactions	3,057	4,046
Long-term debt repaid	(21)	(76)
Financing element on certain derivative instruments	(228)	(73)
Dividends paid to MetLife, Inc.	—	(500)
Capital contributions	1,561	—
Net cash provided by (used in) financing activities	3,115	2,688
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	—	(2)
Change in cash and cash equivalents	734	(424)
Cash and cash equivalents, beginning of period	1,383	1,206
Cash and cash equivalents, end of period	$2,117	$782
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$39	$46
Income tax	$196	$105
Non-cash transactions:
Capital contributions from MetLife, Inc.	$3	$4
Transfer of fixed maturity securities from affiliates	$3,565	$—
Transfer of mortgage loans from affiliates	$395	$—
Transfer of short-term investments from affiliates	$94	$—
See accompanying notes to the interim condensed consolidated financial statements.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“MetLife USA” and the “Company” refer to MetLife Insurance Company USA (formerly, MetLife Insurance Company of Connecticut), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. MetLife Insurance Company USA is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). The Company offers a range of individual annuities and individual life insurance products.
In anticipation of MetLife’s plan to separate a substantial portion of its former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment and Corporate & Other (the “ Separation”), in the third quarter of 2016, the Company reorganized its businesses into three segments: Annuities, Life and Run-off. See Note 2 for further information on the reorganization of the Company’s segments in the third quarter of 2016, which was applied retrospectively.
On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. Additionally, on July 21, 2016, MetLife, Inc. announced that following the Separation, the separated business will be rebranded as “Brighthouse Financial.” On October 5, 2016, Brighthouse Financial, Inc., a subsidiary of MetLife, Inc. (“Brighthouse”), filed a registration statement on Form 10 (the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”). The information statement filed as an exhibit to the Form 10 disclosed that MetLife intends to include MetLife USA and certain affiliates in the proposed separated business and distribute at least 80.1% of the shares of Brighthouse’s common stock on a pro rata basis to the holders of MetLife common stock.
The ultimate form and timing of the Separation will be influenced by a number of factors, including regulatory considerations and economic conditions. MetLife continues to evaluate and pursue structural alternatives for the proposed Separation. The Separation remains subject to certain conditions, including among others, obtaining final approval from the MetLife, Inc. Board of Directors, receipt of a favorable ruling from the Internal Revenue Service and an opinion from MetLife’s tax advisor regarding certain U.S. federal income tax matters, and an SEC declaration of the effectiveness of the Form 10.
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
Adoption of New Accounting Pronouncement
Effective January 1, 2016, the Company retrospectively adopted new guidance relating to the consolidation of certain entities. The objective of the new standard is to improve targeted areas of the consolidation guidance and to reduce the number of consolidation models. The new consolidation standard provides guidance on how a reporting entity (i) evaluates whether the entity should consolidate limited partnerships and similar entities, (ii) assesses whether the fees paid to a decisionmaker or service provider are variable interests in a VIE, and (iii) assesses the variable interests in a VIE held by related parties of the reporting entity. The new guidance also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The adoption of the new guidance did not impact which entities are consolidated by the Company. The consolidated VIE assets and liabilities and unconsolidated VIE carrying amounts and maximum exposure to loss as of September 30, 2016, disclosed in Note 5, reflect the application of the new guidance.
Future Adoption of New Accounting Pronouncements
In October 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on consolidation evaluation for entities under common control (Accounting Standards Update (“ASU”) 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control). The new guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, and should be applied on a retrospective basis. Early adoption is permitted. The new guidance does not change the characteristics of a primary beneficiary under current GAAP. It changes how a reporting entity evaluates whether it is the primary beneficiary of a VIE by changing how a reporting entity that is a single decisionmaker of a VIE handles indirect interests in the entity held through related parties that are under common control with the reporting entity. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In October 2016, the FASB issued new guidance on tax accounting for intra-entity transfers of assets (ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a modified retrospective basis. Early adoption is permitted in the first interim or annual reporting period. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Also, the guidance eliminates the exception for an intra-entity transfer of an asset other than inventory. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In August 2016, the FASB issued new guidance on cash flow statement presentation (ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied retrospectively to all periods presented. Early adoption is permitted in any interim or annual period. This ASU addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses. The measurement of expected credit losses should be based on historical loss information, current conditions, and reasonable and supportable forecasts. The guidance also requires enhanced disclosures. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

2. Segment Information
In anticipation of the Separation, in the third quarter of 2016, the Company reorganized its businesses into three segments: Annuities; Life; and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other. These and certain other presentation changes were applied retrospectively and did not have an impact on total consolidated net income (loss) or operating earnings in the prior periods.
Annuities
The Annuities segment offers a variety of variable, fixed, index-linked and income annuities designed to address contract holders’ needs for protected wealth accumulation on a tax-deferred basis, wealth transfer and income security.
Life
The Life segment offers insurance products and services, including term, whole, universal and variable life products designed to address policyholders’ needs for financial security and protected wealth transfer, which may be provided on a tax-advantaged basis.
Run-off
The Run-off segment consists of products no longer actively sold and which are separately managed, including structured settlements, certain company-owned life insurance policies, bank-owned life insurance policies and funding agreements.
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts and a portion of MetLife’s former U.S. insurance business sold direct to consumers.
Financial Measures and Segment Accounting Policies
Operating earnings is used by management to evaluate segment performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is also the Company’s GAAP measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for net income (loss). The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings allows analysis of the Company’s performance and facilitates comparisons to industry results.
Operating earnings is defined as operating revenues less operating expenses, both net of income tax.
The following are excluded from total revenues in calculating operating revenues:

•	Net investment gains (losses);

•
Net derivative gains (losses) except: (i) earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment and (ii) earned income on derivatives and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment;

•
Amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”);

•	Certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Results of discontinued operations and other businesses that have been or will be sold or exited by the Company (“Divested Businesses”).

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following are excluded from total expenses in calculating operating expenses:

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, benefits and hedging costs related to GMIBs (“GMIB Costs”) and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•
Amounts related to: (i) net investment gains (losses) and net derivative gains (losses) and (ii) GMIB Fees and GMIB Costs included in amortization of deferred policy acquisition costs and value of business acquired;

•	Recognition of certain contingent assets and liabilities that could not be recognized at acquisition or adjusted for during the measurement period under GAAP business combination accounting guidance;

•	Results of discontinued operations and Divested Businesses;

•	Amounts related to securitization entities that are VIEs consolidated under GAAP;

•	Goodwill impairment; and

•	Costs related to: (i) implementation of new insurance regulatory requirements and (ii) acquisition and integration costs.
The tax impact of the adjustments mentioned above are calculated net of the U.S or foreign statutory tax rate, which could differ from the Company’s effective tax rate.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2016 and 2015. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
The internal capital model is a MetLife developed risk capital model that reflects management’s judgment and view of required capital to represent the measurement of the risk profile of the business, to meet the Company’s long term promises to clients, to service long-term obligations and to support the credit ratings of the Company. It accounts for the unique and specific nature of the risks inherent in the Company’s business. Management is responsible for the ongoing production and enhancement of the internal capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards. As such, the internal capital allocation methodology in the future may differ from MetLife’s historical model.
The Company allocates equity to the segments based on the internal capital model, coupled with considerations of local capital requirements, and aligns with emerging standards and consistent risk principles.
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income or net income (loss).
Net investment income is based upon the actual results of each segment’s specifically identifiable investment portfolios adjusted for allocated equity. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee time incurred by each segment; and (iii) cost estimates included in the Company’s product pricing.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended September 30, 2016	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings	$338	$(69)	$77	$6	$352
Provision for income tax expense (benefit)	126	(26)	25	(5)	$120
Operating earnings	$212	$(43)	$52	$11	232
Adjustments for:
Net investment gains (losses)					30
Net derivative gains (losses)					(511)
Other adjustments to net income					(450)
Provision for income tax (expense) benefit					270
Net income (loss)					$(429)

Inter-segment revenues	$93	$(253)	$(5)	$(39)
Interest revenue	$361	$204	$192	$57
Interest expense	$—	$—	$—	$17

	Operating Results
Three Months Ended September 30, 2015	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings	$251	$24	$91	$(30)	$336
Provision for income tax expense (benefit)	41	7	31	(10)	$69
Operating earnings	$210	$17	$60	$(20)	267
Adjustments for:
Net investment gains (losses)					(24)
Net derivative gains (losses)					(284)
Other adjustments to net income					30
Provision for income tax (expense) benefit					99
Net income (loss)					$88

Inter-segment revenues	$143	$(225)	$(5)	$71
Interest revenue	$317	$206	$213	$(2)
Interest expense	$—	$—	$—	$17

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Nine Months Ended September 30, 2016	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings	$1,079	$(300)	$222	$(53)	$948
Provision for income tax expense (benefit)	324	(107)	75	(32)	260
Operating earnings	$755	$(193)	$147	$(21)	688
Adjustments for:
Net investment gains (losses)					(3)
Net derivative gains (losses)					(3,746)
Other adjustments to net income					(29)
Provision for income tax (expense) benefit					1,265
Net income (loss)					$(1,825)

Inter-segment revenues	$603	$(750)	$(17)	$(27)
Interest revenue	$1,050	$583	$568	$46
Interest expense	$—	$—	$—	$51

	Operating Results
Nine Months Ended September 30, 2015	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings	$970	$87	$288	$(160)	$1,185
Provision for income tax expense (benefit)	237	28	99	(64)	300
Operating earnings	$733	$59	$189	$(96)	885
Adjustments for:
Net investment gains (losses)					13
Net derivative gains (losses)					(216)
Other adjustments to net income					(65)
Provision for income tax (expense) benefit					95
Net income (loss)					$712

Inter-segment revenues	$438	$(677)	$(15)	$54
Interest revenue	$931	$619	$662	$(39)
Interest expense	$—	$—	$—	$51

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Reconciliation of Company operating revenues to total revenues:

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Annuities	$3,329	$3,359
Life	1,214	1,257
Run-off	753	703
Total segment	5,296	5,319
Corporate & Other	135	89
Net investment gains (losses)	(3)	13
Net derivative gains (losses)	(3,746)	(216)
Other adjustments	1	34
Total	$1,683	$5,239

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2016	December 31, 2015
	(In millions)
Annuities	$145,000	$136,230
Life	34,594	30,904
Run-off	23,404	25,043
Corporate & Other	12,409	10,185
Total	$215,407	$202,362

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

3. Insurance
Insurance Liabilities
Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	September 30, 2016	December 31, 2015
	(In millions)
Annuities	$32,966	$27,370
Life	21,104	18,583
Run-off	14,635	15,985
Corporate & Other	7,110	7,166
Total	$75,815	$69,104
See Note 12 for discussion of affiliated reinsurance liabilities included in the table above.
Guarantees
As discussed in Notes 1 and 5 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report, the Company issues variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 6.
The Company also issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee.
Information regarding the Company’s guarantee exposure was as follows at:

	September 30, 2016				December 31, 2015
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2):
Variable Annuity Guarantees:
Total account value (3)	$104,534		$58,882		$103,830		$58,615
Separate account value	$99,488		$57,527		$98,897		$57,284
Net amount at risk	$5,968	(4)	$3,446	(5)	$8,168	(4)	$2,088	(5)
Average attained age of contractholders	67 years		67 years		66 years		66 years

	September 30, 2016	December 31, 2015
	Secondary Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (3)	$7,142	$6,919
Net amount at risk (6)	$91,365	$90,940
Average attained age of policyholders	60 years	59 years
__________________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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

4. Deferred Policy Acquisition Costs and Value of Business Acquired
Information regarding total deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) by segment, as well as Corporate & Other, was as follows at:

	September 30, 2016	December 31, 2015
	(In millions)
Annuities	$4,064	$3,510
Life	922	1,184
Run-off	6	6
Corporate & Other	137	109
Total	$5,129	$4,809

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

	September 30, 2016					December 31, 2015
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities:
U.S. corporate	$17,608	$1,863	$108	$—	$19,363	$16,160	$979	$393	$—	$16,746
U.S. government and agency	15,118	2,647	8	—	17,757	12,562	1,297	53	—	13,806
RMBS	9,787	302	64	9	10,016	8,391	201	95	19	8,478
Foreign corporate	5,611	338	102	—	5,847	4,995	153	194	—	4,954
State and political subdivision	2,676	563	1	—	3,238	2,398	321	13	1	2,705
ABS	3,161	20	12	—	3,169	2,694	14	34	—	2,674
CMBS (1)	3,235	147	4	(1)	3,379	2,303	20	23	(1)	2,301
Foreign government	841	171	—	—	1,012	651	104	10	—	745
Total fixed maturity securities	$58,037	$6,051	$299	$8	$63,781	$50,154	$3,089	$815	$19	$52,409
Equity securities:
Non-redeemable preferred stock	$192	$19	$8	$—	$203	$217	$16	$9	$—	$224
Common stock	141	21	—	—	162	167	23	5	—	185
Total equity securities	$333	$40	$8	$—	$365	$384	$39	$14	$—	$409
__________________

(1)
The noncredit loss component of other-than-temporary impairment (“OTTI”) losses for CMBS was in an unrealized gain position of $1 million at both September 30, 2016 and December 31, 2015, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $5 million and $11 million with unrealized gains (losses) of less than $1 million and $1 million at September 30, 2016 and December 31, 2015, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2016:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$2,388	$10,871	$10,167	$18,428	$16,183	$58,037
Estimated fair value	$2,402	$11,378	$10,671	$22,766	$16,564	$63,781

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

	September 30, 2016				December 31, 2015
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$874	$16	$794	$92	$4,569	$278	$571	$115
U.S. government and agency	1,852	8	—	—	4,037	53	—	—
RMBS	952	25	1,024	48	4,305	73	495	41
Foreign corporate	461	20	582	82	1,650	96	605	98
State and political subdivision	69	1	5	—	373	12	19	2
ABS	207	2	593	10	1,818	28	194	6
CMBS	153	1	174	2	1,346	21	44	1
Foreign government	10	—	5	—	130	9	6	1
Total fixed maturity securities	$4,578	$73	$3,177	$234	$18,228	$570	$1,934	$264
Equity securities:
Non-redeemable preferred stock	$11	$1	$40	$7	$25	$1	$40	$8
Common stock	1	—	—	—	6	5	1	—
Total equity securities	$12	$1	$40	$7	$31	$6	$41	$8
Total number of securities in an unrealized loss position	467		546		1,850		394
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at September 30, 2016. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $527 million during the nine months ended September 30, 2016 to $307 million. The decrease in gross unrealized losses for the nine months ended September 30, 2016 was primarily attributable to a decrease in interest rates and, to a lesser extent, narrowing credit spreads.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

At September 30, 2016, $65 million of the total $307 million of gross unrealized losses were from 24 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $65 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $54 million, or 83%, were related to gross unrealized losses on 10 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $65 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $11 million, or 17%, were related to gross unrealized losses on 14 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over lower oil prices in the energy sector. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Equity Securities
Gross unrealized losses on equity securities decreased $6 million during the nine months ended September 30, 2016 to $8 million. Of the $8 million, $6 million were from two securities with gross unrealized losses of 20% or more of cost for 12 months or greater. Of the $6 million, 33% were rated A or better, and all were from financial services industry investment grade non-redeemable preferred stock.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2016		December 31, 2015
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$6,003	71.9%	$5,331	73.4%
Agricultural	1,614	19.4	1,460	20.1
Residential	628	7.5	335	4.6
Subtotal (1)	8,245	98.8	7,126	98.1
Valuation allowances	(42)	(0.5)	(36)	(0.5)
Subtotal mortgage loans, net	8,203	98.3	7,090	97.6
Commercial mortgage loans held by CSEs - FVO	143	1.7	172	2.4
Total mortgage loans, net	$8,346	100.0%	$7,262	100.0%
__________________

(1)
Purchases of mortgage loans were $123 million and $354 million for the three months and nine months ended September 30, 2016, respectively. Purchases of mortgage loans were $184 million and $224 million for the three months and nine months ended September 30, 2015, respectively.

See “— Variable Interest Entities” for discussion of consolidated securitization entities (“CSEs”).
See “— Related Party Investment Transactions” for discussion of related party mortgage loans.
Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on commercial mortgage loans held by CSEs - FVO is presented in Note 7. The Company elects the FVO for certain commercial mortgage loans and related long-term debt that are managed on a total return basis.

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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
September 30, 2016
Commercial	$—	$—	$—	$—	$—	$6,003	$32	$—
Agricultural	4	3	—	—	—	1,611	5	3
Residential	—	—	—	1	1	627	5	1
Total	$4	$3	$—	$1	$1	$8,241	$42	$4
December 31, 2015
Commercial	$—	$—	$—	$—	$—	$5,331	$28	$—
Agricultural	4	3	—	—	—	1,457	5	3
Residential	—	—	—	—	—	335	3	—
Total	$4	$3	$—	$—	$—	$7,123	$36	$3
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $3 million and $0, respectively, for both the three months and the nine months ended September 30, 2016 and 2015.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Nine Months Ended September 30,
	2016				2015
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$28	$5	$3	$36	$21	$4	$—	$25
Provision (release)	4	—	2	6	5	1	1	7
Balance, end of period	$32	$5	$5	$42	$26	$5	$1	$32

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
September 30, 2016
Loan-to-value ratios:
Less than 65%	$5,422	$134	$166	$5,722	95.3%	$6,081	95.4%
65% to 75%	215	8	19	242	4.0	251	4.0
76% to 80%	—	—	—	—	—	—	—
Greater than 80%	25	14	—	39	0.7	37	0.6
Total	$5,662	$156	$185	$6,003	100.0%	$6,369	100.0%

December 31, 2015
Loan-to-value ratios:
Less than 65%	$4,659	$151	$100	$4,910	92.1%	$5,124	92.6%
65% to 75%	330	—	8	338	6.3	330	6.0
76% to 80%	—	—	—	—	—	—	—
Greater than 80%	44	25	14	83	1.6	80	1.4
Total	$5,033	$176	$122	$5,331	100.0%	$5,534	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	September 30, 2016		December 31, 2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$1,506	93.3%	$1,366	93.6%
65% to 75%	108	6.7	94	6.4
Total	$1,614	100.0%	$1,460	100.0%
The estimated fair value of agricultural mortgage loans was $1.7 billion and $1.5 billion at September 30, 2016 and December 31, 2015, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	September 30, 2016		December 31, 2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$619	98.6%	$331	98.8%
Nonperforming	9	1.4	4	1.2
Total	$628	100.0%	$335	100.0%
The estimated fair value of residential mortgage loans was $646 million and $345 million at September 30, 2016 and December 31, 2015, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2016 and December 31, 2015. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Nonaccrual Status
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(In millions)
Commercial	$—	$—	$—	$—
Agricultural	—	—	—	—
Residential	9	4	9	4
Total	$9	$4	$9	$4
Mortgage Loans Modified in a Troubled Debt Restructuring
During both the three months and nine months ended September 30, 2016, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring. There were no mortgage loans modified in a troubled debt restructuring during the three months and nine months ended September 30, 2015.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $1.4 billion and $1.1 billion at September 30, 2016 and December 31, 2015, respectively.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2016	December 31, 2015
	(In millions)
Fixed maturity securities	$5,742	$2,265
Fixed maturity securities with noncredit OTTI losses included in AOCI	(8)	(19)
Total fixed maturity securities	5,734	2,246
Equity securities	70	54
Derivatives	419	368
Other	119	78
Subtotal	6,342	2,746
Amounts allocated from:
Future policy benefits	(2,348)	(56)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)	(1)
DAC, VOBA and DSI	(307)	(198)
Subtotal	(2,656)	(255)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	3	7
Deferred income tax benefit (expense)	(1,257)	(844)
Net unrealized investment gains (losses)	$2,432	$1,654
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
	(In millions)
Balance, beginning of period	$(19)	$(34)
Noncredit OTTI losses and subsequent changes recognized	3	9
Securities sold with previous noncredit OTTI loss	7	17
Subsequent changes in estimated fair value	1	(11)
Balance, end of period	$(8)	$(19)
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2016
(In millions)
Balance, beginning of period	$1,654
Fixed maturity securities on which noncredit OTTI losses have been recognized	11
Unrealized investment gains (losses) during the period	3,585
Unrealized investment gains (losses) relating to:
Future policy benefits	(2,292)
DAC, VOBA and DSI	(109)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(4)
Deferred income tax benefit (expense)	(413)
Balance, end of period	$2,432
Change in net unrealized investment gains (losses)	$778

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s stockholder’s equity, other than the U.S. government and its agencies, at both September 30, 2016 and December 31, 2015.
Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2016	December 31, 2015
	(In millions)
Securities on loan: (1)
Amortized cost	$8,772	$8,047
Estimated fair value	$10,483	$8,830
Cash collateral on deposit from counterparties (2)	$10,730	$8,981
Security collateral on deposit from counterparties (3)	$81	$23
Reinvestment portfolio — estimated fair value	$10,793	$8,938
__________________

(1)
Included within fixed maturity securities, cash equivalents and short-term investments. At September 30, 2016, both amortized cost and estimated fair value also included $114 million, at estimated fair value, of securities which are not reflected on the consolidated financial statements.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2016				December 31, 2015
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$2,740	$2,971	$3,410	$9,121	$2,631	$3,140	$1,338	$7,109
Agency RMBS	—	—	1,185	1,185	—	939	579	1,518
U.S. corporate	1	345	—	346	9	302	—	311
Foreign government	—	47	—	47	1	42	—	43
Foreign corporate	—	31	—	31	—	—	—	—
Total	$2,741	$3,394	$4,595	$10,730	$2,641	$4,423	$1,917	$8,981
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2016 was $2.7 billion, over 99% of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. government and agency, agency RMBS, short-term investments, ABS, and non-agency RMBS) with 68% invested in U.S. government and agency securities, agency RMBS, short-term investments, or held in cash and cash equivalents. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Repurchase Agreement Transactions
The Company participates in short-term repurchase agreements and reverse repurchase agreements with unaffiliated financial institutions. Under these agreements, the Company lends fixed maturity securities and contemporaneously borrows other fixed maturity securities (e.g., repurchase and reverse repurchase, respectively). The Company obtains cash collateral in an amount greater than or equal to 95% of the estimated fair value of the securities loaned, and pledges cash collateral in an amount generally equal to 98% of the estimated fair value of the borrowed securities at the inception of the transaction. The Company monitors the estimated fair value of the securities loaned and borrowed with additional collateral obtained as necessary throughout the duration of the transaction.
The Company accounted for these transactions as collateralized borrowing and lending. The amount of fixed maturity securities lent and borrowed, at estimated fair value, was $316 million and $306 million, respectively, at September 30, 2016. There were no such transactions outstanding as of December 31, 2015. Securities loaned under such transactions may be sold or re-pledged by the transferee. Securities borrowed under such transactions may be re-pledged and are not reflected on the consolidated financial statements. The amount of borrowed securities which were re-pledged was $114 million, at estimated fair value, at September 30, 2016.
The Company has elected to offset amounts recognized as receivables and payables resulting from these transactions. The gross amounts of the receivables and payables related to these transactions at September 30, 2016 were both $300 million. After the effect of offsetting of $300 million, the net amount presented on the consolidated balance sheet at September 30, 2016 was a liability of less than $1 million. Amounts owed to and due from counterparties may be settled in cash or offset, in accordance with the agreements. Cash inflows and outflows for cash settlements are reported on the interim condensed consolidated statements of cash flows. At September 30, 2016, all $300 million of payables from repurchase agreements had a remaining tenor of one to six months and were primarily loans of U.S. corporate securities.
See Note 6 for information regarding the estimated fair value of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	September 30, 2016	December 31, 2015
	(In millions)
Invested assets on deposit (regulatory deposits)	$8,233	$7,245
Invested assets held in trust (reinsurance agreements) (1)	1,128	952
Invested assets pledged as collateral (2)	5,466	2,801
Total invested assets on deposit, held in trust and pledged as collateral	$14,827	$10,998
__________________

(1)	The Company has held in trust certain investments, primarily fixed maturity securities, in connection with certain reinsurance transactions.

(2)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 5 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report) and derivative transactions (see Note 6).

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
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2016	December 31, 2015
	(In millions)
CSEs: (1)
Assets
Mortgage loans (commercial mortgage loans)	$143	$172
Accrued investment income	1	1
Total assets	$144	$173
Liabilities
Long-term debt	$27	$48
Other liabilities	1	1
Total liabilities	$28	$49
__________________

(1)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $98 million and $105 million at estimated fair value at September 30, 2016 and December 31, 2015, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2016		December 31, 2015
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$16,564	$16,564	$13,453	$13,453
U.S. and foreign corporate	543	543	461	461
Other limited partnership interests	1,478	2,133	1,367	1,647
Real estate joint ventures (3)	36	43	35	38
Other investments (4)	61	66	57	62
Total	$18,682	$19,349	$15,373	$15,661
__________________

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

(1)
The maximum exposure to loss relating to fixed maturity and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties. There were no income tax credits and less than $1 million at September 30, 2016 and December 31, 2015, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

(3)	Included in real estate joint ventures are investments in affiliated real estate joint ventures with a carrying value and maximum exposure to loss of $15 million at September 30, 2016.

(4)	Other investments is comprised of other invested assets and non-redeemable preferred stock.
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the nine months ended September 30, 2016 and 2015.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Investment income:
Fixed maturity securities	$568	$506	$1,639	$1,499
Equity securities	6	5	15	13
Mortgage loans	93	115	287	270
Policy loans	13	14	42	40
Real estate and real estate joint ventures	10	10	25	76
Other limited partnership interests	79	52	120	159
Cash, cash equivalents and short-term investments	4	1	13	6
Operating joint venture	2	—	9	8
Other	4	6	6	9
Subtotal	779	709	2,156	2,080
Less: Investment expenses	41	29	118	85
Subtotal, net	738	680	2,038	1,995
FVO CSEs — interest income — commercial mortgage loans	3	4	8	13
Net investment income	$741	$684	$2,046	$2,008
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
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$—	$(8)	$—	$(8)
Industrial	—	(2)	(13)	(3)
Total U.S. and foreign corporate securities	—	(10)	(13)	(11)
RMBS	(4)	(1)	(6)	(3)
OTTI losses on fixed maturity securities recognized in earnings	(4)	(11)	(19)	(14)
Fixed maturity securities — net gains (losses) on sales and disposals	51	(20)	39	(4)
Total gains (losses) on fixed maturity securities	47	(31)	20	(18)
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	—	(1)	(1)	(2)
OTTI losses on equity securities recognized in earnings	—	(1)	(1)	(2)
Equity securities — net gains (losses) on sales and disposals	4	7	8	9
Total gains (losses) on equity securities	4	6	7	7
Mortgage loans	10	(2)	4	(7)
Real estate and real estate joint ventures	(34)	5	(35)	34
Other limited partnership interests	(1)	2	(7)	1
Other	5	(1)	10	(2)
Subtotal	31	(21)	(1)	15
FVO CSEs:
Commercial mortgage loans	(3)	(4)	(3)	(6)
Long-term debt — related to commercial mortgage loans	1	1	1	3
Non-investment portfolio gains (losses)	1	—	—	1
Subtotal	(1)	(3)	(2)	(2)
Total net investment gains (losses)	$30	$(24)	$(3)	$13
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $4 million and $9 million for the three months and nine months ended September 30, 2016, respectively, and less than ($1) million and ($3) million for the three months and nine months ended September 30, 2015, respectively.

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

	Three Months Ended September 30,
	2016	2015	2016	2015
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$6,376	$7,084	$35	$34
Gross investment gains	$67	$54	$4	$9
Gross investment losses	(16)	(74)	—	(2)
OTTI losses	(4)	(11)	—	(1)
Net investment gains (losses)	$47	$(31)	$4	$6

	Nine Months Ended September 30,
	2016	2015	2016	2015
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$20,249	$23,016	$41	$48
Gross investment gains	$138	$134	$8	$12
Gross investment losses	(99)	(138)	—	(3)
OTTI losses	(19)	(14)	(1)	(2)
Net investment gains (losses)	$20	$(18)	$7	$7
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Balance, beginning of period	$49	$48	$52	$57
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	—	—	—	1
Additional impairments — credit loss OTTI on securities previously impaired	3	—	5	2
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(4)	(2)	(9)	(12)
Increase in cash flows — accretion of previous credit loss OTTI	(1)	(1)	(1)	(3)
Balance, end of period	$47	$45	$47	$45

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities and mortgage loans to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$50	$—	$50	$101
Amortized cost of invested assets transferred to affiliates	$48	$—	$48	$95
Net investment gains (losses) recognized on transfers	$2	$—	$2	$6
Estimated fair value of invested assets transferred from affiliates	$178	$—	$4,641	$525
In April 2016, the Company received a transfer of investments and cash and cash equivalents of $4.3 billion for the recapture of risks related to certain single premium deferred annuity contracts previously reinsured to Metropolitan Life Insurance Company (“MLIC”), an affiliate, which are included in the table above. See Note 12 for additional information related to the transfer.
The Company receives investment administrative services from an affiliate. The related investment administrative service charges were $22 million and $63 million for the three months and nine months ended September 30, 2016, respectively, and $17 million and $51 million for the three months and nine months ended September 30, 2015, respectively.
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Interest rate total return swaps are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the London Interbank Offered Rate (“LIBOR”), calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. Interest rate total return swaps are used by the Company to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). The Company utilizes interest rate total return swaps in nonqualifying hedging relationships.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2016			December 31, 2015
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges
Interest rate swaps	Interest rate	$341	$65	$2	$420	$38	$1
Cash flow hedges
Interest rate swaps	Interest rate	101	46	—	230	60	—
Interest rate forwards	Interest rate	35	16	—	35	8	—
Foreign currency swaps	Foreign currency exchange rate	1,244	166	11	937	126	3
Subtotal		1,380	228	11	1,202	194	3
Total qualifying hedges		1,721	293	13	1,622	232	4
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	28,112	3,206	618	23,134	1,804	638
Interest rate floors	Interest rate	2,100	15	10	7,036	33	24
Interest rate caps	Interest rate	14,192	8	—	13,792	38	—
Interest rate futures	Interest rate	3,012	—	25	630	2	—
Interest rate options	Interest rate	15,520	782	—	18,620	472	5
Interest rate total return swaps	Interest rate	4,376	31	37	—	—	—
Foreign currency swaps	Foreign currency exchange rate	1,142	115	10	659	75	—
Foreign currency forwards	Foreign currency exchange rate	137	1	—	185	4	1
Credit default swaps — purchased	Credit	54	—	1	21	—	—
Credit default swaps — written	Credit	1,826	23	—	2,093	13	1
Equity futures	Equity market	8,546	—	50	3,669	37	—
Equity index options	Equity market	40,375	1,004	860	44,035	1,032	626
Equity variance swaps	Equity market	14,935	139	504	14,866	120	434
Equity total return swaps	Equity market	3,767	4	78	2,814	31	49
Total non-designated or nonqualifying derivatives		138,094	5,328	2,193	131,554	3,661	1,778
Total		$139,815	$5,621	$2,206	$133,176	$3,893	$1,782
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2016 and December 31, 2015. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$(1,033)	$1,105	$254	$639
Embedded derivatives gains (losses)	522	(1,389)	(4,000)	(855)
Total net derivative gains (losses)	$(511)	$(284)	$(3,746)	$(216)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Qualifying hedges:
Net investment income	$5	$3	$12	$8
Interest credited to policyholder account balances	—	—	—	(1)
Nonqualifying hedges:
Net derivative gains (losses)	124	91	320	268
Policyholder benefits and claims	5	3	12	10
Total	$134	$97	$344	$285

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

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended September 30, 2016
Interest rate derivatives	$(372)	$—	$(3)
Foreign currency exchange rate derivatives	(8)	—	—
Credit derivatives — purchased	(1)	—	—
Credit derivatives — written	9	—	—
Equity derivatives	(793)	(2)	(188)
Total	$(1,165)	$(2)	$(191)
Three Months Ended September 30, 2015
Interest rate derivatives	$549	$—	$17
Foreign currency exchange rate derivatives	30	—	—
Credit derivatives — purchased	—	—	—
Credit derivatives — written	(14)	—	—
Equity derivatives	455	(1)	260
Total	$1,020	$(1)	$277
Nine Months Ended September 30, 2016
Interest rate derivatives	$1,044	$—	$26
Foreign currency exchange rate derivatives	21	—	—
Credit derivatives — purchased	(1)	—	—
Credit derivatives — written	8	—	—
Equity derivatives	(1,144)	(6)	(205)
Total	$(72)	$(6)	$(179)
Nine Months Ended September 30, 2015
Interest rate derivatives	$268	$—	$11
Foreign currency exchange rate derivatives	31	—	—
Credit derivatives — purchased	—	—	—
Credit derivatives — written	(19)	—	—
Equity derivatives	89	(2)	164
Total	$369	$(2)	$175
__________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2016
Interest rate swaps:	Fixed maturity securities	$2	$(1)	$1
	Policyholder liabilities (1)	1	(1)	—
Total		$3	$(2)	$1
Three Months Ended September 30, 2015
Interest rate swaps:	Fixed maturity securities	$(2)	$2	$—
	Policyholder liabilities (1)	12	(12)	—
Total		$10	$(10)	$—
Nine Months Ended September 30, 2016
Interest rate swaps:	Fixed maturity securities	$(1)	$1	$—
	Policyholder liabilities (1)	25	(25)	—
Total		$24	$(24)	$—
Nine Months Ended September 30, 2015
Interest rate swaps:	Fixed maturity securities	$(2)	$3	$1
	Policyholder liabilities (1)	5	(5)	—
Total		$3	$(2)	$1
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $1 million for both the three months and nine months ended September 30, 2016, and were not significant for both the three months and nine months ended September 30, 2015.
At September 30, 2016 and December 31, 2015, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed three years and four years, respectively.
At September 30, 2016 and December 31, 2015, the balance in AOCI associated with cash flow hedges was $419 million and $368 million, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of stockholder’s equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2016
Interest rate swaps	$1	$—	$1	$—
Interest rate forwards	1	1	—	—
Foreign currency swaps	(17)	2	—	—
Credit forwards	—	—	—	—
Total	$(15)	$3	$1	$—
Three Months Ended September 30, 2015
Interest rate swaps	$32	$—	$—	$(1)
Interest rate forwards	3	1	1	—
Foreign currency swaps	39	—	—	1
Credit forwards	—	1	—	—
Total	$74	$2	$1	$—
Nine Months Ended September 30, 2016
Interest rate swaps	$37	$12	$2	$—
Interest rate forwards	8	2	2	—
Foreign currency swaps	27	3	—	—
Credit forwards	—	—	—	—
Total	$72	$17	$4	$—
Nine Months Ended September 30, 2015
Interest rate swaps	$20	$1	$1	$—
Interest rate forwards	3	2	2	—
Foreign currency swaps	60	(2)	—	1
Credit forwards	—	—	—	—
Total	$83	$1	$3	$1
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2016, the Company expects to reclassify $31 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $1.8 billion and $2.1 billion at September 30, 2016 and December 31, 2015, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At September 30, 2016 and December 31, 2015, the Company would have received $23 million and $12 million, respectively, to terminate all of these contracts.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2016			December 31, 2015
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$1	$42	2.4	$1	$207	1.5
Credit default swaps referencing indices	5	318	3.6	1	219	4.0
Subtotal	6	360	3.4	2	426	2.8
Baa
Single name credit default swaps (corporate)	2	183	1.9	2	409	1.6
Credit default swaps referencing indices	15	1,263	5.1	8	1,222	4.8
Subtotal	17	1,446	4.7	10	1,631	4.0
Ba
Single name credit default swaps (corporate)	—	20	3.0	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	20	3.0	—	—	—
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	36	5.0
Subtotal	—	—	—	—	36	5.0
Total	$23	$1,826	4.5	$12	$2,093	3.8
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2016		December 31, 2015
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement (1)	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (2)	$5,175	$2,102	$3,870	$1,725
OTC-cleared (2)	571	32	78	78
Exchange-traded	—	75	39	—
Total gross estimated fair value of derivatives (2)	5,746	2,209	3,987	1,803
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (2)	5,746	2,209	3,987	1,803
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (3)
OTC-bilateral	(1,894)	(1,894)	(1,577)	(1,577)
OTC-cleared	(32)	(32)	(70)	(70)
Exchange-traded	—	—	—	—
Cash collateral: (4), (5)
OTC-bilateral	(2,274)	—	(1,605)	—
OTC-cleared	(538)	—	(8)	(8)
Exchange-traded	—	—	—	—
Securities collateral: (6)
OTC-bilateral	(891)	(208)	(552)	(148)
OTC-cleared	—	—	—	—
Exchange-traded	—	(75)	—	—
Net amount after application of master netting agreements and collateral	$117	$—	$175	$—
__________________

(1)	See Note 5 for information regarding the Company’s gross and net payables and receivables under repurchase agreement transactions.

(2)
At September 30, 2016 and December 31, 2015, derivative assets included income or expense accruals reported in accrued investment income or in other liabilities of $125 million and $94 million, respectively, and derivative liabilities included income or expense accruals reported in accrued investment income or in other liabilities of $3 million and $21 million, respectively.

(3)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(4)
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

(5)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2016 and December 31, 2015, the Company received excess cash collateral of $133 million and $1 million, respectively, and provided excess cash collateral of $0 and $62 million, respectively, which is not included in the table above due to the foregoing limitation.

(6)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2016, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2016 and December 31, 2015, the Company received excess securities collateral with an estimated fair value of $54 million and $0, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2016 and December 31, 2015, the Company provided excess securities collateral with an estimated fair value of $17 million and $36 million, respectively, for its OTC-bilateral derivatives, and $554 million and $34 million, respectively, for its OTC-cleared derivatives, and $378 million and $156 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that are in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged.The Company’s collateral agreements require both parties to be fully collateralized, as such, MetLife Insurance Company USA would not be required to post additional collateral as a result of a downgrade in financial strength rating. OTC-bilateral derivatives that are not subject to collateral agreements are excluded from this table.

	September 30, 2016	December 31, 2015
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$208	$148
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$222	$179
__________________

(1)	After taking into consideration the existence of netting agreements.
Embedded Derivatives
The Company issues certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; affiliated ceded reinsurance of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs; affiliated assumed reinsurance of guaranteed minimum benefits related to GMWBs and certain GMIBs; funds withheld on assumed and ceded reinsurance; fixed annuities with equity-indexed returns; and certain debt and equity securities.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2016	December 31, 2015
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$336	$242
Funds withheld on assumed reinsurance	Other invested assets	64	35
Options embedded in debt or equity securities	Investments	(72)	(63)
Net embedded derivatives within asset host contracts		$328	$214

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$3,790	$177
Assumed guaranteed minimum benefits	Policyholder account balances	1,257	897
Funds withheld on ceded reinsurance	Other liabilities	607	244
Other	Policyholder account balances	92	6
Net embedded derivatives within liability host contracts		$5,746	$1,324
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Net derivative gains (losses) (1), (2)	$522	$(1,389)	$(4,000)	$(855)
Policyholder benefits and claims	$(14)	$59	$91	$40
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($80) million and $577 million for the three months and nine months ended September 30, 2016, respectively, and $103 million and $89 million for the three months and nine months ended September 30, 2015, respectively.

(2)	See Note 12 for discussion of affiliated net derivative gains (losses).

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

	September 30, 2016
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$17,961	$1,402	$19,363
U.S. government and agency	10,444	7,291	22	17,757
RMBS	1,574	7,015	1,427	10,016
Foreign corporate	—	4,993	854	5,847
State and political subdivision	—	3,230	8	3,238
ABS	—	2,980	189	3,169
CMBS	—	3,209	170	3,379
Foreign government	—	1,012	—	1,012
Total fixed maturity securities	12,018	47,691	4,072	63,781
Equity securities	20	179	166	365
Short-term investments (1)	1,619	1,090	412	3,121
Commercial mortgage loans held by CSEs — FVO	—	143	—	143
Derivative assets: (2)
Interest rate	—	4,122	47	4,169
Foreign currency exchange rate	—	282	—	282
Credit	—	17	6	23
Equity market	—	949	198	1,147
Total derivative assets	—	5,370	251	5,621
Net embedded derivatives within asset host contracts (3)	—	—	400	400
Separate account assets (4)	568	101,974	10	102,552
Total assets	$14,225	$156,447	$5,311	$175,983
Liabilities
Derivative liabilities: (2)
Interest rate	$25	$630	$37	$692
Foreign currency exchange rate	—	21	—	21
Credit	—	1	—	1
Equity market	50	922	520	1,492
Total derivative liabilities	75	1,574	557	2,206
Net embedded derivatives within liability host contracts (3)	—	—	5,746	5,746
Long-term debt of CSEs — FVO	—	27	—	27
Total liabilities	$75	$1,601	$6,303	$7,979

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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

(3)
Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets. At September 30, 2016 and December 31, 2015, debt and equity securities also included embedded derivatives of ($72) million and ($63) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 3% of the total estimated fair value of Level 3 fixed maturity securities at September 30, 2016.
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
• quoted prices or reported net asset value (“NAV”) provided by the fund managers
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at September 30, 2016, there were no transfers between Levels 1 and 2. For assets and liabilities measured at estimated fair value and still held at December 31, 2015, transfers between Levels 1 and 2 were not significant.
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

					September 30, 2016				December 31, 2015				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(97)	-	603	—	(65)	-	240	49	Decrease
	•	Market pricing	•	Quoted prices (5)	13	-	788	114	13	-	780	314	Increase
	•	Consensus pricing	•	Offered quotes (5)	68	-	95	80	68	-	95	80	Increase
RMBS	•	Market pricing	•	Quoted prices (5)	44	-	111	91	29	-	292	93	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	91	-	102	100	97	-	103	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	98	-	100	99	66	-	105	99	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	200	-	300		317	-	317		Increase (8)
			•	Repurchase rates (9)	(5)	-	11						Decrease (8)
Credit	•	Present value techniques	•	Credit spreads (10)	97	-	98		—	-	—		Decrease (8)
	•	Consensus pricing	•	Offered quotes (11)
Equity market	•	Present value techniques or option pricing models	•	Volatility (12)	13%	-	36%		17%	-	36%		Increase (8)
			•	Correlation (13)	40%	-	40%		70%	-	70%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (14)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (14)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (14)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (15)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (15)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (15)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (16)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(17)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (18)
			•	Nonperformance risk spread	0.06%	-	0.68%		0.04%	-	0.52%		Decrease (19)
___________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(11)	At both September 30, 2016 and December 31, 2015, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Structured Securities	State and Political Subdivision	Foreign Government
	(In millions)
Three Months Ended September 30, 2016
Balance, beginning of period	$2,508	$25	$1,792	$8	$9
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	7	—	8	—	—
Total realized/unrealized gains (losses) included in AOCI	2	1	13	—	—
Purchases (7)	106	—	111	—	—
Sales (7)	(147)	—	(100)	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	51	—	32	—	—
Transfers out of Level 3 (8)	(271)	(4)	(70)	—	(9)
Balance, end of period	$2,256	$22	$1,786	$8	$—
Three Months Ended September 30, 2015
Balance, beginning of period	$2,076	$—	$1,764	$8	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	10	—	6	—	—
Total realized/unrealized gains (losses) included in AOCI	(40)	—	(15)	—	—
Purchases (7)	111	—	905	5	—
Sales (7)	(35)	—	(132)	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	146	—	62	—	—
Transfers out of Level 3 (8)	(88)	—	(241)	—	—
Balance, end of period	$2,180	$—	$2,349	$13	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (9)	$1	$—	$7	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2015 (9)	$6	$—	$6	$—	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

`

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended September 30, 2016
Balance, beginning of period	$173	$111	$(182)	$(5,702)	$142
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	1	—	(104)	502	—
Total realized/unrealized gains (losses) included in AOCI	3	—	1	—	—
Purchases (7)	—	412	—	—	—
Sales (7)	(9)	—	—	—	(129)
Issuances (7)	—	—	(21)	—	—
Settlements (7)	—	—	—	(146)	—
Transfers into Level 3 (8)	—	—	—	—	—
Transfers out of Level 3 (8)	(2)	(111)	—	—	(3)
Balance, end of period	$166	$412	$(306)	$(5,346)	$10
Three Months Ended September 30, 2015
Balance, beginning of period	$110	$374	$(294)	$(58)	$150
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	43	(1,329)	—
Total realized/unrealized gains (losses) included in AOCI	2	—	2	—	—
Purchases (7)	—	656	—	—	1
Sales (7)	—	—	—	—	(1)
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	(126)	—
Transfers into Level 3 (8)	—	—	—	—	—
Transfers out of Level 3 (8)	—	(374)	—	—	—
Balance, end of period	$112	$656	$(249)	$(1,513)	$150
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (9)	$—	$—	$(97)	$493	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2015 (9)	$—	$—	$43	$(1,318)	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Structured Securities	State and Political Subdivision	Foreign Government
	(In millions)
Nine Months Ended September 30, 2016
Balance, beginning of period	$2,142	$—	$1,838	$13	$26
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	1	—	22	—	—
Total realized/unrealized gains (losses) included in AOCI	179	3	(5)	—	—
Purchases (7)	285	—	504	—	—
Sales (7)	(181)	—	(324)	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	164	19	17	—	—
Transfers out of Level 3 (8)	(334)	—	(266)	(5)	(26)
Balance, end of period	$2,256	$22	$1,786	$8	$—
Nine Months Ended September 30, 2015
Balance, beginning of period	$2,065	$—	$1,045	$—	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	17	—	13	—	—
Total realized/unrealized gains (losses) included in AOCI	(115)	—	(14)	—	—
Purchases (7)	212	—	1,713	13	—
Sales (7)	(104)	—	(264)	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	160	—	34	—	—
Transfers out of Level 3 (8)	(55)	—	(178)	—	—
Balance, end of period	$2,180	$—	$2,349	$13	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (9)	$2	$—	$21	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2015 (9)	$12	$—	$13	$—	$—

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Nine Months Ended September 30, 2016
Balance, beginning of period	$97	$47	$(232)	$(1,047)	$146
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	1	(76)	(3,897)	—
Total realized/unrealized gains (losses) included in AOCI	3	—	9	—	—
Purchases (7)	—	411	7	—	1
Sales (7)	(9)	(47)	—	—	(130)
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	(14)	(402)	(1)
Transfers into Level 3 (8)	129	—	—	—	—
Transfers out of Level 3 (8)	(54)	—	—	—	(6)
Balance, end of period	$166	$412	$(306)	$(5,346)	$10
Nine Months Ended September 30, 2015
Balance, beginning of period	$100	$71	$(196)	$(347)	$158
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	(30)	(810)	—
Total realized/unrealized gains (losses) included in AOCI	—	—	3	—	—
Purchases (7)	—	656	4	—	1
Sales (7)	—	—	—	—	(6)
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	(30)	(356)	—
Transfers into Level 3 (8)	19	—	—	—	—
Transfers out of Level 3 (8)	(7)	(71)	—	—	(3)
Balance, end of period	$112	$656	$(249)	$(1,513)	$150
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (9)	$—	$—	$(67)	$(3,911)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2015 (9)	$—	$—	$(22)	$(822)	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(3)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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

	September 30, 2016	December 31, 2015
	(In millions)
Assets (1)
Unpaid principal balance	$95	$121
Difference between estimated fair value and unpaid principal balance	48	51
Carrying value at estimated fair value	$143	$172
Liabilities (1)
Contractual principal balance	$26	$46
Difference between estimated fair value and contractual principal balance	1	2
Carrying value at estimated fair value	$27	$48
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

	At September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans (1)	$3	$3	$—	$—	$—	$—
Other limited partnership interests (2)	$3	$—	$—	$—	$(2)	$(1)
Other assets (3)	$—	$—	$—	$—	$(11)	$—
Goodwill (4)	$—	$—	$(381)	$—	$(381)	$—
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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

(2)
For these cost method investments, estimated fair value is determined from information provided on the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both September 30, 2016 and 2015 were not significant.

(3)
During the nine months ended September 30, 2016, the Company recognized an impairment of computer software in connection with the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of MetLife, Inc.’s U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc. (“MSI”), a wholly-owned subsidiary of MetLife, Inc. See Note 12.

(4)	As discussed in Note 8, for both the three months and nine months ended September 30, 2016, the Company recorded an impairment of goodwill associated with the Run-off reporting unit.
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$8,203	$—	$—	$8,683	$8,683
Policy loans	$1,096	$—	$752	$450	$1,202
Real estate joint ventures	$17	$—	$—	$53	$53
Other limited partnership interests	$45	$—	$—	$45	$45
Premiums, reinsurance and other receivables	$2,015	$—	$33	$3,145	$3,178
Liabilities
Policyholder account balances	$16,300	$—	$—	$18,326	$18,326
Long-term debt	$781	$—	$1,125	$—	$1,125
Other liabilities	$2,068	$—	$1,901	$167	$2,068
Separate account liabilities	$1,114	$—	$1,114	$—	$1,114

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

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

8. Goodwill
The Company tests goodwill for impairment during the third quarter of each year at the reporting unit level based upon best available data as of June 30 of that year. A reporting unit is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level.
In anticipation of the Separation, in the third quarter of 2016, the Company reorganized its businesses into three segments: Annuities; Life; and Run-off. As a result, the Company reallocated goodwill. In connection with the reorganization and the 2016 annual goodwill impairment test, the Company performed Step 1 of the goodwill impairment process, which requires a comparison of the estimated fair value of a reporting unit to its carrying value. To determine the estimated fair value for the Run-off reporting unit, an actuarial based approach, embedded value, was utilized to estimate the net worth of the reporting unit and the value of existing business. This actuarial based approach requires judgments and assumptions about level of internal capital required to support the mix of business, the account value of in-force business, the level of interest rates, credit spreads, equity market levels, and the discount rate that the Company believes is appropriate for this reporting unit.
Based on a quantitative analysis performed for the Run-off reporting unit, the Company concluded that the carrying value exceeded the estimated fair value, indicating a potential for goodwill impairment. Accordingly, the Company performed Step 2 of the goodwill impairment process for the reporting unit, which compares the implied estimated fair value of the reporting unit’s goodwill with its carrying value. This analysis indicated that the goodwill associated with this reporting unit was not recoverable. As a result, the Company recorded a non-cash charge of $381 million ($305 million, net of income tax) for the impairment of the entire goodwill balance, which is reported in goodwill impairment in the interim condensed consolidated statements of operations and comprehensive income for both the three months and nine months ended September 30, 2016.
Information regarding goodwill by segment was as follows:

	Annuities	Life	Run-off	Total
	(In millions)
Balance at January 1, 2016
Goodwill	$427	$66	$381	$874
Accumulated impairment	(427)	(66)	—	(493)
Total goodwill, net	$—	$—	$381	$381
Impairment	—	—	(381)	(381)
Balance at September 30, 2016
Goodwill	$427	$66	$381	$874
Accumulated impairment	(427)	(66)	(381)	(874)
Total goodwill, net	$—	$—	$—	$—

9. Equity
Capital Contribution
In February 2016, MetLife USA received, in cash, a capital contribution of $1.5 billion from MetLife, Inc.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$2,413	$285	$(17)	$2,681
OCI before reclassifications	(338)	(15)	(14)	(367)
Deferred income tax benefit (expense)	127	5	2	134
AOCI before reclassifications, net of income tax	2,202	275	(29)	2,448
Amounts reclassified from AOCI	(64)	(4)	—	(68)
Deferred income tax benefit (expense)	22	1	—	23
Amounts reclassified from AOCI, net of income tax	(42)	(3)	—	(45)
Balance, end of period	$2,160	$272	$(29)	$2,403

	Three Months Ended September 30, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$1,510	$188	$(26)	$1,672
OCI before reclassifications	388	74	3	465
Deferred income tax benefit (expense)	(126)	(26)	(2)	(154)
AOCI before reclassifications, net of income tax	1,772	236	(25)	1,983
Amounts reclassified from AOCI	26	(3)	—	23
Deferred income tax benefit (expense)	(10)	1	—	(9)
Amounts reclassified from AOCI, net of income tax	16	(2)	—	14
Balance, end of period	$1,788	$234	$(25)	$1,997

	Nine Months Ended September 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$1,415	$239	$(26)	$1,628
OCI before reclassifications	1,182	72	(3)	1,251
Deferred income tax benefit (expense)	(412)	(25)	—	(437)
AOCI before reclassifications, net of income tax	2,185	286	(29)	2,442
Amounts reclassified from AOCI	(38)	(21)	—	(59)
Deferred income tax benefit (expense)	13	7	—	20
Amounts reclassified from AOCI, net of income tax	(25)	(14)	—	(39)
Balance, end of period	$2,160	$272	$(29)	$2,403

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

	Nine Months Ended September 30, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$2,250	$183	$(7)	$2,426
OCI before reclassifications	(738)	83	(27)	(682)
Deferred income tax benefit (expense)	272	(29)	9	252
AOCI before reclassifications, net of income tax	1,784	237	(25)	1,996
Amounts reclassified from AOCI	7	(4)	—	3
Deferred income tax benefit (expense)	(3)	1	—	(2)
Amounts reclassified from AOCI, net of income tax	4	(3)	—	1
Balance, end of period	$1,788	$234	$(25)	$1,997
__________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$55	$(25)	$30	$(14)	Net investment gains (losses)
Net unrealized investment gains (losses)	1	1	—	14	Net investment income
Net unrealized investment gains (losses)	8	(2)	8	(7)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	64	(26)	38	(7)
Income tax (expense) benefit	(22)	10	(13)	3
Net unrealized investment gains (losses), net of income tax	42	(16)	25	(4)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$—	$—	$12	$1	Net derivative gains (losses)
Interest rate swaps	1	—	2	1	Net investment income
Interest rate forwards	1	1	2	2	Net derivative gains (losses)
Interest rate forwards	—	1	2	2	Net investment income
Foreign currency swaps	2	—	3	(2)	Net derivative gains (losses)
Credit forwards	—	1	—	—	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	4	3	21	4
Income tax (expense) benefit	(1)	(1)	(7)	(1)
Gains (losses) on cash flow hedges, net of income tax	3	2	14	3
Total reclassifications, net of income tax	$45	$(14)	$39	$(1)

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

10. Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Compensation	$65	$112	$285	$348
Commissions	135	155	407	469
Volume-related costs	54	41	116	100
Affiliated expenses on ceded and assumed reinsurance	119	63	255	221
Capitalization of DAC	(56)	(95)	(217)	(280)
Amortization of DAC and VOBA	(89)	256	(192)	508
Interest expense on debt	19	25	55	61
Premium taxes, licenses and fees	12	12	41	34
Professional services	30	5	56	15
Rent and related expenses	7	12	36	42
Other	87	109	297	269
Total other expenses	$383	$695	$1,139	$1,787
Affiliated Expenses
Commissions, capitalization of DAC and amortization of DAC and VOBA include the impact of affiliated reinsurance transactions. See Note 12 for a discussion of affiliated expenses included in the table above.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at September 30, 2016.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)

Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of September 30, 2016, the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material for the Company.
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
Unclaimed Property Litigation
On November 14, 2012, the West Virginia Treasurer filed an action against MetLife Investors USA Insurance Company in West Virginia state court (West Virginia ex rel. John D. Perdue v. MetLife Investors USA Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-363) alleging that MetLife Investors USA Insurance Company violated the West Virginia Uniform Unclaimed Property Act (the “Act”), seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On December 28, 2012, the Treasurer filed a substantially identical suit against MetLife Insurance Company of Connecticut (West Virginia ex rel. John D. Perdue v. MetLife Insurance Company of Connecticut, Circuit Court of Putnam County, Civil Action No. 12-C-430). On August 17, 2016, MetLife Insurance Company USA, successor by merger to these defendants, and the West Virginia Treasurer reached an agreement in principle to resolve these actions.
Other Litigation
Thrivent Financial for Lutherans v. MetLife Insurance Company USA, (E.D. Wis., filed September 12, 2016)
Plaintiff filed a complaint against MetLife Insurance Company USA contending that MetLife’s use of the Brighthouse Financial trademark and logo will infringe on its trademarks. Alleging violations of federal and state law, plaintiff seeks preliminary and permanent injunctions, compensatory damages, and other relief. MetLife Insurance Company USA intends to defend this action vigorously.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $199 million and $124 million at September 30, 2016 and December 31, 2015, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.1 billion and $1.0 billion at September 30, 2016 and December 31, 2015, respectively.
Other Commitments
The Company has entered into collateral arrangements with affiliates which require the transfer of collateral in connection with secured demand notes. At both September 30, 2016 and December 31, 2015, the Company had agreed to fund up to $20 million of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $32 million and $25 million at September 30, 2016 and December 31, 2015, respectively, to custody accounts to secure the demand notes. Each of these affiliates is permitted by contract to sell or re-pledge this collateral.
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
The Company’s recorded liabilities were $2 million at both September 30, 2016 and December 31, 2015, for indemnities, guarantees and commitments.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

12. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $329 million and $1.1 billion for the three months and nine months ended September 30, 2016, respectively, and $424 million and $1.2 billion for the three months and nine months ended September 30, 2015, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $57 million and $167 million for the three months and nine months ended September 30, 2016, respectively, and $62 million and $188 million for the three months and nine months ended September 30, 2015, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $49 million and $143 million for the three months and nine months ended September 30, 2016, respectively, and $52 million and $156 million for the three months and nine months ended September 30, 2015, respectively.
The Company had net receivables from affiliates, related to the items discussed above, of $34 million and $136 million at September 30, 2016 and December 31, 2015, respectively.
See Note 5 for additional information on related party transactions.
Sales Distribution Services
In July 2016, MetLife, Inc. completed the sale to MassMutual of of MetLife, Inc.’s U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MSI. MassMutual assumed all of the liabilities related to such assets and that arise or occur after the closing of the sale.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including MLIC, MetLife Reinsurance Company of South Carolina, First MetLife Investors Insurance Company, General American Life Insurance Company, MetLife Europe d.a.c., MetLife Reinsurance Company of Vermont, New England Life Insurance Company, MetLife Reinsurance Company of Delaware (“MRD”), Delaware American Life Insurance Company and American Life Insurance Company, all of which are related parties.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Premiums
Reinsurance assumed	$(20)	$95	$32	$132
Reinsurance ceded	(223)	(208)	(687)	(623)
Net premiums	$(243)	$(113)	$(655)	$(491)
Universal life and investment-type product policy fees
Reinsurance assumed	$37	$40	$96	$104
Reinsurance ceded	(84)	(96)	(265)	(282)
Net universal life and investment-type product policy fees	$(47)	$(56)	$(169)	$(178)
Other revenues
Reinsurance assumed	$—	$—	$—	$—
Reinsurance ceded	6	57	397	179
Net other revenues	$6	$57	$397	$179
Policyholder benefits and claims
Reinsurance assumed	$10	$104	$68	$170
Reinsurance ceded	(307)	(259)	(1,001)	(743)
Net policyholder benefits and claims	$(297)	$(155)	$(933)	$(573)
Interest credited to policyholder account balances
Reinsurance assumed	$18	$20	$56	$58
Reinsurance ceded	(36)	(36)	(108)	(107)
Net interest credited to policyholder account balances	$(18)	$(16)	$(52)	$(49)
Other expenses
Reinsurance assumed	$2	$18	$23	$42
Reinsurance ceded	88	27	44	110
Net other expenses	$90	$45	$67	$152

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	September 30, 2016		December 31, 2015
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$40	$9,365	$129	$12,746
Deferred policy acquisition costs and value of business acquired	154	(784)	120	(861)
Total assets	$194	$8,581	$249	$11,885
Liabilities
Future policy benefits	$627	$(246)	$630	$(70)
Policyholder account balances	1,257	—	897	—
Other policy-related balances	1,701	693	1,785	755
Other liabilities	16	5,474	27	4,691
Total liabilities	$3,601	$5,921	$3,339	$5,376
The Company assumes risks from affiliates related to guaranteed minimum benefit guarantees written directly by the affiliates. These assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $1.3 billion and $897 million at September 30, 2016 and December 31, 2015, respectively. Net derivative gains (losses) associated with the embedded derivatives were $42 million and ($353) million for the three months and nine months ended September 30, 2016, respectively, and ($188) million and ($120) million for the three months and nine months ended September 30, 2015, respectively.
The Company ceded two blocks of business to two affiliates on a 90% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and increased the funds withheld balance by $607 million and $244 million at September 30, 2016 and December 31, 2015, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($4) million and ($363) million for the three months and nine months ended September 30, 2016, respectively, and ($45) million and $97 million for the three months and nine months ended September 30, 2015, respectively.
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. This ceded reinsurance agreement contains embedded derivatives and changes in the estimated fair value are also included within net derivative gains (losses). The embedded derivative associated with this cession is included within premiums, reinsurance and other receivables and were $5 million and $4 million at September 30, 2016 and December 31, 2015, respectively. Net derivative gains (losses) associated with the embedded derivative were less than $1 million and $1 million for the three months and nine months ended September 30, 2016, respectively, and $1 million for both the three months and nine months ended September 30, 2015.
In December 2015, the Company entered into a reinsurance agreement to cede one block of business to MRD on a 90% coinsurance with funds withheld basis. This agreement covers certain term life policies issued in 2015 by the Company. This agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $75 million and $126 million at September 30, 2016 and December 31, 2015, respectively. The Company also recorded a funds withheld liability and other reinsurance payables, included in other liabilities, which were $26 million and $79 million at September 30, 2016 and December 31, 2015, respectively. The Company’s consolidated statement of operations and comprehensive income (loss) includes a loss for this agreement of $6 million and income for this agreement of $32 million for the three months and nine months ended September 30, 2016, respectively.

MetLife Insurance Company USA
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

In December 2014, the Company entered into a reinsurance agreement to cede two blocks of business to MRD on a 90% coinsurance with funds withheld basis. This agreement covers certain term and certain universal life policies issued in 2014 by the Company. This agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $123 million and $81 million at September 30, 2016 and December 31, 2015, respectively. The Company also recorded a funds withheld liability and other reinsurance payables, included in other liabilities, which were $68 million and $23 million at September 30, 2016 and December 31, 2015, respectively. The Company’s consolidated statement of operations and comprehensive income (loss) includes a loss for this agreement of $2 million and $51 million for the three months and nine months ended September 30, 2016, respectively, and a loss for this agreement of $3 million and $14 million for the three months and nine months ended September 30, 2015, respectively.
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

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MetLife USA,” the “Company,” “we,” “our” and “us” refer to MetLife Insurance Company USA (formerly, MetLife Insurance Company of Connecticut), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. MetLife Insurance Company USA is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management’s narrative analysis of the Company’s results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with MetLife Insurance Company USA’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
Operating Earnings
In this narrative analysis, in addition to providing net income (loss), we also present operating earnings, a measure of performance that is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We believe this non-GAAP measure enhances the understanding of our performance by highlighting results of operations and the underlying profitability drivers of our business. Operating earnings allows analysis of our performance and facilitates comparisons to industry results. The financial information that follows is presented in conformity with GAAP, unless otherwise indicated. See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for a discussion of GAAP.
Operating earnings are used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is also our GAAP measure of segment performance. Accordingly, we report operating earnings by segment in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements. Operating earnings should not be viewed as a substitute for net income (loss). See “— Non-GAAP and Other Financial Disclosures” for definitions and components of operating earnings.
We allocate capital to our segments based on an internal capital model, which is a model that reflects the capital required to represent the measurement of the risk profile of the business. We also allocate capital to our segments to meet our long-term promises to clients, to service long-term obligations and to support our credit ratings. Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact our consolidated net investment income or net income (loss). See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for a discussion of the internal capital model and segment accounting policies including the calculation of segment net investment income.

Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Interim Condensed Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits;

(ii)	accounting for reinsurance;

(iii)	capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”);

(iv)	estimated fair values of investments in the absence of quoted market values;

(v)	investment impairments;

(vi)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vii)	measurement of goodwill and related impairment;

(viii)	measurement of income taxes and the valuation of deferred tax assets; and

(ix)	liabilities for litigation and regulatory matters.
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
We accelerated the annual review of our actuarial assumptions for our variable annuities business from the third quarter to the second quarter of 2016 in connection with the proposed Separation. As a result of this review, we made changes to policyholder behavior and long-term economic assumptions, as well as risk margins. With respect to policyholder behavior, which was the significant update for the second quarter of 2016, we have recorded charges, and in some cases benefits, in prior years as a result of the availability of sufficient and credible data at the conclusion of each review. As an example, in 2012, we recorded a charge to reflect better than expected persistency; and in 2014, we recorded a charge as we began to reflect lower utilization of the elective annuitization option in early generations of our guaranteed minimum income benefit (“GMIBs”). In addition, in the third quarter of 2016, we performed the annual review of our actuarial assumptions for our remaining annuity and life businesses. See “— Results of Operations — GMLB Riders — Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015 — GMLB Riders Actuarial Assumption Review” for further information.
Goodwill
Goodwill is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test.
For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit goodwill is compared to the carrying value of that goodwill to measure the amount of impairment loss, if any. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition. The key inputs, judgments and assumptions necessary to determine the estimated fair value of the reporting unit include projected cash flows, the level of internal capital required to support the mix of business, the account value of in-force business, projections of renewed business and margins on such business, interest rates, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the reporting unit.
In connection with the reorganization, the Company reallocated goodwill. The Company performed an analysis to identify reporting units under this revised structure.

In the third quarter of 2016, the Company performed its annual goodwill impairment test on the Run-off reporting unit based upon data at June 30, 2016. The Company utilized an actuarial based embedded value approach, which estimates the net worth of the reporting unit and the value of existing business. Under this actuarial based methodology the fair value of the Run-off reporting unit was less than the carrying value, indicating a potential for goodwill impairment. The Run-off reporting unit, as a closed block, resulted in utilization of a higher discount rate reflective of expected risk-adjusted returns associated with such business which negatively impacted the fair value of this reporting unit. As a result, the Company performed Step 2 of the goodwill impairment process, which compares the implied fair value of the reporting unit’s goodwill with its carrying value. This analysis indicated that the recorded goodwill associated with this reporting unit was not recoverable. Therefore, the Company recorded a non-cash charge of $381 million ($305 million, net of income tax) for the impairment of the entire goodwill balance which is reported in goodwill impairment in the interim condensed consolidated statements of operations and comprehensive income for both the three months and nine months ended September 30, 2016.
We apply significant judgment when determining the estimated fair value of our reporting units. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will likely differ in some respects from actual future results. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information on the Company’s goodwill.

Business
Overview
The Company offers a range of individual annuities and individual life insurance products. In anticipation of MetLife, Inc.’s plan to separate a substantial portion of its former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment and Corporate & Other (the “Separation”), in the third quarter of 2016, the Company reorganized its businesses into three segments: Annuities, Life and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other. See “ — Other Key Information — Segment Information” and Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. See also “— Other Key Information — Significant Events” for information on the Separation. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
Other Key Information
Segment Information
Based on the proposed Separation, in the third quarter of 2016, the Company reorganized its businesses as follows:

•	The businesses in the Company’s former Retail segment are reflected in two new segments, Annuities and Life.

•
The Retirement and Income Solutions business (which represents most of the segment formerly known as Corporate Benefit Funding) is reflected in a new segment, Run-off. Further, we are currently evaluating how we manage our ULSG business and, based on that determination, we may in the future report ULSG business in this segment.

•	Corporate & Other remains unchanged.
These and certain other presentation changes were applied retrospectively and did not have an impact on total consolidated net income or operating earnings in the prior periods. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments.
Significant Events
In July 2016, MetLife, Inc. completed the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of MetLife’s U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc. (collectively, the “U.S. Retail Advisor Force Divestiture”). MassMutual assumed all of the liabilities related to such assets that arise or occur at or after the closing of the sale. As part of the transactions, MetLife, Inc. and MassMutual entered into a product development agreement under which MetLife’s U.S. retail business will be the exclusive developer of certain annuity products to be issued by MassMutual. In the MassMutual purchase agreement, MetLife, Inc. agreed to indemnify MassMutual for certain claims, liabilities and breaches of representations and warranties up to limits described in the purchase agreement.
On December 18, 2014, the Financial Stability Oversight Council (“FSOC”) designated MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”) subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”), as well as to enhanced supervision and prudential standards. On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC appealed the D.C. District Court’s order to the United States Court of Appeals for the District of Columbia. If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. See “Business — Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI” in the 2015 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”

On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. Additionally, on July 21, 2016, MetLife, Inc. announced that following the Separation, the separated business will be rebranded as “Brighthouse Financial.” On October 5, 2016, Brighthouse Financial, Inc., a subsidiary of MetLife, Inc. (“Brighthouse”), filed a registration statement on Form 10 (the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”). The information statement filed as an exhibit to the Form 10 disclosed that MetLife, Inc. intends to include MetLife Insurance Company USA , New England Life Insurance Company, First MetLife Investors Insurance Company, MetLife Advisers, LLC and certain captive reinsurance companies in the proposed separated business and distribute at least 80.1% of the shares of Brighthouse’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. The ultimate form and timing of the Separation will be influenced by a number of factors, including, regulatory considerations and economic conditions. MetLife continues to evaluate and pursue structural alternatives for the proposed Separation. The Separation remains subject to certain conditions including, among others, obtaining final approval from the MetLife, Inc. Board of Directors, receipt of a favorable ruling from the Internal Revenue Service (“IRS”) and an opinion from MetLife’s tax advisor regarding certain U.S. federal income tax matters, and an SEC declaration of the effectiveness of the Form 10.
Regulatory Developments
The U.S. insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of our state of domicile, Delaware. Furthermore, some of our operations, products and services are subject to consumer protection laws, securities regulation, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974 (“ERISA”). If MetLife, Inc. were re-designated as a non-bank SIFI, it could also be subject to regulation by the Federal Reserve and the FDIC and, as a subsidiary of MetLife, Inc., we could be affected by such regulation. We may also be affected by any additional capital requirements to which MetLife, Inc. may become subject as a global systemically important insurer (“G-SII”). See “— Insurance Regulation,” “— ERISA Considerations,” and “— Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers” below, as well as “Business — Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal, State Securities and State Insurance Laws and Regulations May Affect Our Operations and Our Profitability” included in the 2015 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”
Insurance Regulation
Insurance Regulatory Examinations and Other Activities
The International Association of Insurance Supervisors (“IAIS”) has encouraged U.S. insurance supervisors, such as the New York State Department of Financial Services (“NYDFS”), to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. A September 2016 Supervisory College was chaired by the NYDFS and attended by MetLife’s key U.S. and international regulators. MetLife, Inc. has not received any reports or recommendations from the Supervisory College meeting, and we do not expect any outcome of the meeting to have a material adverse effect on our business.

ERISA Considerations
The Department of Labor (“DOL”) issued new regulations on April 6, 2016 with an effective date for most provisions of April 10, 2017. These regulations substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MetLife USA or its representatives, in providing investment advice with respect to ERISA plans, plan participants or Individual Retirement Accounts or Annuities (“IRAs”), will be deemed a fiduciary under ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to the final regulations, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests. The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption, that applies more onerous disclosure and contract requirements to, and increases fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs. On September 27, 2016, the DOL released Frequently Asked Questions on the new exemption and amendments to certain existing exemptions, which provide guidance concerning the application and implementation of the new and amended prohibited transaction exemptions.
We anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and In Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”
On July 11, 2016, the DOL, the IRS and the Pension Benefit Guaranty Corporation proposed revisions to the Form 5500, the form used for ERISA annual reporting. The revisions affect employee pension and welfare benefit plans, including our ERISA plans, and require audits of information, self-directed brokerage account disclosure and additional extensive disclosure. We cannot predict the effect these proposals will have on our business, if enacted, or what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our results of operations and financial condition.
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
Current standards call for G-SIIs to be subject to higher loss absorbency requirements (“HLA”). Given the absence of a common global base on which to calculate HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). The first version of the IAIS HLA framework was endorsed by the FSB and the G20 in September and November 2015, respectively, and the BCR and HLA requirements are expected to be refined based on data confidentially submitted by certain G-SIIs to their group-wide supervisors until they are fully adopted and implemented in 2019. The IAIS published a new assessment methodology on June 16, 2016 which was used this year to assess a pool of approximately 50 insurers, including MetLife, Inc. The new methodology reflects changes in the previous definitions of non-traditional and non-insurance activity, along with certain other changes in both quantitative and qualitative assessments. The assessments are complete and designations are pending. It is uncertain whether MetLife, Inc. will be designated a G-SII by the FSB under this new methodology.

Results of Operations

Consolidated Results
Business Overview. Annuity sales declined 19% primarily due to the suspension of sales by a major distributor and discontinuance of sales of our GMIB rider products. Life sales declined 21% primarily due to the U.S. Retail Advisor Force Divestiture. These decreases were partially offset by an increase in universal life sales driven by favorable market acceptance of our newest universal life product.
A significant portion of our net income is driven by separate account balances, particularly in our Annuities segment. Most directly, these balances determine asset-based fee income, but also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Average separate account balances declined compared to the prior period due to unfavorable equity market performance and negative net flows as surrenders, withdrawals and benefits have exceeded new sales. We experienced positive general account net flows in our Life segment.

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Revenues
Premiums	$787	$922
Universal life and investment-type product policy fees	2,028	2,141
Net investment income	2,046	2,008
Other revenues	571	371
Net investment gains (losses)	(3)	13
Net derivative gains (losses)	(3,746)	(216)
Total revenues	1,683	5,239
Expenses
Policyholder benefits and claims	2,278	1,758
Interest credited to policyholder account balances	715	777
Goodwill impairment	381	—
Capitalization of DAC	(217)	(280)
Amortization of DAC and VOBA	(192)	508
Interest expense on debt	55	61
Other expenses	1,493	1,498
Total expenses	4,513	4,322
Income (loss) before provision for income tax	(2,830)	917
Provision for income tax expense (benefit)	(1,005)	205
Net income (loss)	$(1,825)	$712
The table below shows the components of our net income (loss), in addition to operating earnings for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015
	(In millions)
GMLB Riders	$(3,132)	$(389)
Amortization of DAC and VOBA	(29)	15
Other derivative instruments	(137)	87
Net investment gains (losses)	(3)	13
Other adjustments	(477)	6
Operating earnings before provision for income tax	948	1,185
Income (loss) before provision for income tax	(2,830)	917
Provision for income tax expense (benefit)	(1,005)	205
Net income (loss)	$(1,825)	$712

Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015
For the nine months ended September 30, 2016, income (loss) before provision for income tax decreased $3.7 billion ($2.5 billion, net of income tax) compared to the nine months ended September 30, 2015.
GMLB Riders. Results from GMLB Riders reflect (i) changes in the carrying value of guaranteed minimum living benefits (“GMLB”) liabilities, including GMIBs, GMWBs and GMABs; (ii) changes in the fair value of the hedges and reinsurance of the GMLB liabilities; (iii) the fees earned from the GMLB liabilities; and (iv) the related DAC offsets to each of the preceding components (collectively, the “GMLB Riders”).
GMLB Riders decreased income (loss) before provision for income tax by $2.7 billion ($1.8 billion, net of income tax), as our annual actuarial assumption review resulted in changes to assumptions regarding policyholder behavior which significantly increased the carrying value of the liabilities. This was partially offset by the favorable impacts on the liabilities due to market factors as well as higher fee income and favorable impacts to DAC amortization. See “ — GMLB Riders — Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015.”
Amortization of DAC and VOBA. Higher DAC and VOBA amortization, excluding the amounts in GMLB Riders and operating earnings, decreased income (loss) before provision for income tax by $44 million ($29 million, net of income tax), primarily due to higher profits resulting from net investment gains (losses) and net derivative gains (losses) related to products in our Life segment.
Other Derivative Instruments. We have other derivative instruments, in addition to the hedges and embedded derivatives included in GMLB Riders, for which changes in fair value are recognized in net derivative gains (losses). The change in fair value of other derivative instruments decreased income (loss) before provision for income tax by $224 million ($146 million, net of income tax).
We have freestanding derivatives that economically hedge certain invested assets and insurance liabilities. The majority of this hedging activity is focused in the following areas:

•	use of interest rate swaps when we have duration mismatches where suitable assets with maturities similar to those of our long-dated liabilities are not readily available in the market;

•	use of interest rate caps to mitigate interest rate exposure arising from mismatches between assets and liabilities;

•	use of interest rate floors to hedge the minimum rate guarantees in certain of our universal life products; and

•	use of foreign currency swaps when we hold fixed maturity securities denominated in foreign currencies that are matching insurance liabilities denominated in U.S. dollars.
The market impacts on the hedges are accounted for in net income (loss) while the offsetting economic impact on the items they are hedging are either not recognized or recognized through other comprehensive income (loss) in equity. Favorable changes in the fair market value of freestanding derivatives, excluding interest accruals on portfolio duration hedges included in operating earnings, increased income (loss) before provision for income tax by $316 million ($205 million, net of income tax), primarily due to long-term interest rates declining more in the current period as compared to the prior period, which favorably impacted our receive-fixed interest rate swaps and interest rate swaptions.
Certain ceded reinsurance agreements in our Life segment are written on a coinsurance with funds withheld basis. The funds withheld component is accounted for as an embedded derivative with changes in the fair value recognized in net income (loss) in the period in which they occur. In addition, the changes in liability values of our equity-index linked annuity products that result from changes in the underlying equity index are accounted for as embedded derivatives. Net unfavorable changes in the fair value of our embedded derivatives decreased income (loss) before provision for income tax by $540 million ($351 million, net of income tax), primarily due to changes in the underlying fair value of the funds withheld assets.
Net Investment Gains (Losses). Unfavorable net investment gains (losses) decreased income (loss) before provision for income tax by $16 million ($10 million, net of income tax), primarily due to impairments of real estate joint ventures, partially offset by gains on sales of fixed maturity securities.

Other Adjustments. Other adjustments to determine operating earnings decreased income (loss) before provision for income tax by $483 million ($314 million, net of income tax), primarily due to an impairment of goodwill in our Run-off segment. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements.
Income Tax Expense (Benefit). Income tax benefit for the nine months ended September 30, 2016 was $1.0 billion, or 36% of income (loss) before provision for income tax, compared to income tax expense of $205 million, or 22% of income (loss) before provision for income tax, for the nine months ended September 30, 2015. Our effective tax rates differ from the U.S. statutory rate of 35% in both periods typically due to non-taxable investment income and tax credits. In addition, the current period includes a $381 million ($305 million, net of income tax) non-cash charge for goodwill impairment. The tax benefit on this charge was limited to $76 million on the associated tax goodwill. The current period also includes a charge of $18 million related to filing of the Company’s U.S. federal tax return.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings before provision for income tax decreased $237 million ($197 million, net of income tax) for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Operating earnings is discussed in greater detail below.
Reconciliation of net income (loss) to operating earnings

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Net income (loss)	$(1,825)	$712
Add: Provision for income tax expense (benefit)	(1,005)	205
Net income (loss) before provision for income tax	(2,830)	917
Less: GMLB Riders	(3,132)	(389)
Less: Amortization of DAC and VOBA	(29)	15
Less: Other derivative instruments	(137)	87
Less: Net investment gains (losses)	(3)	13
Less: Other adjustments (1)	(477)	6
Operating earnings before provision for income tax	948	1,185
Less: Provision for income tax (expense) benefit	260	300
Operating earnings	$688	$885
__________________

(1)	See “— Non-GAAP and Other Financial Disclosures” for a listing of other adjustments to net income (loss).

Consolidated Results — Operating

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Fee income	$2,377	$2,198
Net investment spread	1,012	998
Insurance-related activities	(489)	(191)
Amortization of DAC and VOBA	(675)	(551)
Other expenses, net of DAC capitalization	(1,277)	(1,269)
Operating earnings before provision for income tax	948	1,185
Provisions for income tax expense (benefit)	260	300
Operating earnings	$688	$885
Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The $197 million decrease in operating earnings primarily resulted from higher insurance liabilities related to our universal life business, higher DAC amortization, and unfavorable underwriting results in our Annuities segment, partially offset by higher fee income.
In the second quarter of 2016, we refined our actuarial model which calculates reserves for our universal life with secondary guarantee products (“ULSG Model Change”). This change resulted in a one-time charge to operating earnings of $209 million, when compared to the prior period. Of this one-time charge, $51 million was due to higher insurance-related liabilities combined with unfavorable adjustments related to unearned revenue and DAC. The change also resulted in a reduction of expected future gross profits, which drove our loss recognition margins negative, which resulted in an increase in DAC amortization of $158 million. We expect an ongoing reduction to future operating earnings, from future increases in insurance-related liabilities, as a result of the ULSG Model Change. We recognized an additional increase in insurance-related liabilities of $42 million in the third quarter of 2016.
Fee Income. Higher fee income increased operating earnings by $116 million, $112 million excluding the impact of the actuarial assumption review discussed below, primarily due to:

•	a one-time gain of $190 million from the recapture from an affiliate of a reinsurance agreement for certain single premium deferred annuity contracts (“SPDA Recapture”); partially offset by

•
a decrease of $84 million due to lower asset-based fees resulting from the lower separate account balances in our Annuities segment, a portion of which is offset by a corresponding decrease in other expenses, net of DAC capitalization, from lower advisory fees.

Net Investment Spread. Higher net investment spread increased operating earnings by $9 million as higher net investment income and lower interest credited expense were partially offset by lower interest received as a result of the SPDA Recapture. Net investment income increased primarily due to a higher average invested asset base resulting from the SPDA Recapture, positive general account net flows in our Life segment and higher income on interest rate derivatives. These increases in net investment income were partially offset by lower yields on the reinvestment of fixed maturity securities and mortgage loans, lower returns on real estate joint ventures and other limited partnership interests and funding agreement repayments in our Run-off segment. Interest credited expense decreased primarily due to lower average crediting rates in our Annuities segment in connection with the sustained low interest rate environment.
Insurance-Related Activities. Insurance-related activities decreased operating earnings by $194 million, $177 million excluding the impact of the actuarial assumption review discussed below, primarily due to:

•	a $105 million increase in costs related to guaranteed minimum death benefits (“GMDBs”) due to higher claims, hedge losses, and the liabilities increasing at a higher rate; and

•	$84 million increase in insurance liabilities as a result of the ULSG Model Change.

Amortization of DAC and VOBA. Higher DAC and VOBA amortization decreased operating earnings by $81 million, $11 million excluding the impact of the actuarial assumption review discussed below, primarily due to:

•	an increase in amortization of $158 million as a result of the ULSG Model Change; and

•	an increase in amortization of $67 million from changes in actuarial assumptions related to our variable annuity business discussed below; partially offset by

•	a decrease in amortization of $56 million from a recovery of DAC related to the SPDA Recapture;

•
a decrease in amortization of $33 million from lower actual margins or profits resulting from lower asset-based fees earned on the lower average separate account balances, which exceeded the inverse effect on amortization from lower expected future margins or profits due to the same decrease in asset-based fees;

•	a decrease in amortization of $19 million due to lower profits earned on a closed block of universal life policies acquired through a prior acquisition; and

•
a decrease in amortization of $16 million due to an acceleration recorded in the prior period in connection with the recapture of portions of excess retention limits on certain blocks of universal life policies ceded to a third-party on a yearly renewable term basis.

Other Expenses, Net of DAC Capitalization. Higher expenses decreased operating earnings by $5 million, primarily due to higher interest expense on funds withheld related to certain affiliated reinsurance agreements and higher software amortization, partially offset by the impacts from the U.S. Retail Advisor Force Divestiture, lower advisory fees and lower employee-related costs.
Actuarial Assumption Review. The results of the actuarial assumption review, which are included in the amounts discussed above, decreased operating earnings by $83 million, primarily due to:

•
a decrease of $67 million from unfavorable DAC amortization related to our variable annuity business due to assumption changes related to rider utilization, separate account growth, market volatility and lapse rates; and

•	a decrease of $27 million due to GMDB liabilities resulting from assumption changes related to rider utilization assumptions; partially offset by

•	an increase of $10 million due to lower liabilities resulting from assumption changes related to lapse rates in our universal and traditional life businesses.
Income Tax Expense (Benefit). The Company’s effective tax rate differs from the U.S. statutory rate of 35% typically due to non-taxable investment income and tax credits. In the current period, the Company realized additional tax expense of $25 million, compared to the prior period, primarily from the lower utilization of tax preferenced items. The current period includes a charge of $18 million related to filing of the Company’s U.S. federal tax return.

GMLB Riders
The following table presents the overall impact to income (loss) before provision for income tax from the performance of GMLB Riders for (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees, and (iv) associated DAC offsets for the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30,
GMLB Riders	2016	2015
	(In millions)
Directly Written Liabilities	$(3,886)	$(1,475)
Assumed Reinsurance Liabilities	(366)	(139)
Total Liabilities	(4,252)	(1,614)
Core Hedges	(425)	623
Macro Overlay Hedges	35	40
Ceded Reinsurance	91	34
Total Hedges and Reinsurance	(299)	697
Directly Written Fees	587	539
Assumed Reinsurance Fees	20	20
Total Fees (1)	607	559
GMLB Riders before DAC Offsets	(3,944)	(358)
DAC Offsets	812	(31)
Total GMLB Riders	$(3,132)	$(389)
______________

(1)	Excludes living benefit fees of $56 million and $55 million, included as a component of operating earnings, for the nine months ended September 30, 2016 and 2015, respectively.
Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015
Unless otherwise noted, all amounts in the following discussion are net of income tax.
GMLB Riders decreased income (loss) before provision for income tax by $2.7 billion ($1.8 billion, net of income tax), $481 million ($313 million, net of income tax) excluding the impact of the actuarial assumption review. Of this amount, an unfavorable change of $3.3 billion ($2.2 billion, net of income tax) was recorded in net derivative gains (losses).
GMLB Riders Liabilities
GMLB Riders liabilities represent our obligation to protect policyholders against the possibility that a downturn in the markets will reduce the specified benefits that can be claimed under the base annuity contract. Any periods of significant and/or sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our GMLB Riders liabilities. An increase in these liabilities would result in a decrease to our net income (loss), which could be significant.
The change in the carrying value of GMLB Riders liabilities decreased income (loss) before provision for income tax by $2.6 billion ($1.7 billion, net of income tax), but increased income (loss) before provision for income tax by $331 million ($215 million, net of income tax) excluding the impact of the actuarial annual review. This unfavorable change was primarily due to changes in actuarial assumptions related to rider utilization and the impact from interest rates, partially offset by a favorable change from equity market impacts.
GMLB Riders Hedges and Reinsurance
We enter into freestanding derivatives, and to a lesser extent reinsurance, to hedge the market risks inherent in GMLB Riders liabilities. However, certain of the risks inherent in GMLB Riders liabilities are unhedged, including the adjustment for non-performance risk. Generally, the same market factors that impact the fair value of GMLB Riders liabilities impact the value of the hedges, though in the opposite direction. However, due to the complex nature of the business and any unhedged risks, the changes in fair value of GMLB Riders liabilities and GMLB Riders hedges and reinsurance are not always in an equal amount.

The unfavorable change in the fair value of GMLB Riders hedges and reinsurance decreased income (loss) before provision for income tax by $1.0 billion ($647 million, net of income tax). This unfavorable change in value was primarily due to equity market impacts, partially offset by the effect on the hedges of long-term interest rates declining more in the current period than in the prior period.
GMLB Riders Fees
We earn fees on our GMLB Riders liabilities, which are calculated based on the notional amount used to calculate the owner’s guaranteed benefits (“Benefit Base”). In market downturns, fees calculated based on the Benefit Base are more stable, as compared to fees based on the account value, because the Benefit Base excludes the impact of a decline in the market value of the policyholder’s account value. We use the fees directly earned from GMLB Riders to fund the reserves, future claims and costs associated with the hedges of market risks inherent in GMLB Riders liabilities. For GMLB Riders liabilities accounted for as embedded derivatives, the future fees are included in the fair value of the embedded derivative liabilities, with changes recorded in net derivative gains (losses). For GMLB Riders liabilities accounted for as insurance, while the related fees do affect the valuations of these liabilities, they are not included in the resulting liability values, but are recorded separately in universal life and investment-type product policy fees.
Higher GMLB Riders fees increased income (loss) before provision for income tax by $48 million ($31 million, net of income tax), primarily due to the impact from the roll-up of the average Benefit Base.
DAC Offsets
DAC offsets related to the impact of changes in each of the individual components of the GMLB Riders discussed above increased income (loss) before provision for income tax by $843 million ($548 million, net of income tax), $136 million ($88 million, net of income tax) excluding the impact of the actuarial assumption review. The DAC offset related to each component of the directly written GMLB Riders is determined by the same factors that impact the respective component, but generally in the opposite direction. There is no DAC related to assumed reinsurance and, accordingly, no DAC offset.
GMLB Riders Actuarial Assumption Review
The annual assumption review, which is included in the amounts discussed above, resulted in an unfavorable impact for the nine months ended September 30, 2016, decreasing income (loss) before provision for income tax by $2.3 billion ($1.5 billion, net of income tax), primarily due to the following:

•	a decrease of $3.0 billion ($1.9 billion, net of income tax) recognized in net derivative gains (losses), mainly related to changes in rider utilization assumptions; partially offset by

•	an increase of $707 million ($460 million, net of income tax) from the favorable impact to DAC amortization, which is inversely related to the assumption changes above.
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
The following non-GAAP financial measure should not be viewed as a substitute for the most directly comparable financial measure calculated in accordance with GAAP:

Non-GAAP financial measure:		Comparable GAAP financial measure:
—	operating earnings	—	net income (loss)

See “— Results of Operations” for a reconciliation of this measure to the most directly comparable historical GAAP measures. A reconciliation of this non-GAAP measures to the most directly comparable GAAP measure is not accessible on a forward-looking basis because we believe it is not possible without unreasonable efforts to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income (loss).
Our definitions of the various non-GAAP and other financial measures discussed in this report may differ from those used by other companies. For example, as indicated below, we exclude GMIB revenues and related embedded derivatives gains (losses) as well as GMIB benefits and associated DAC and VOBA offsets from operating earnings, thereby excluding substantially all GMLB activity from operating earnings.
Operating earnings
This measure is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is also our GAAP measure of segment performance. Operating earnings allows analysis of our performance and facilitates comparisons to industry results.
Operating earnings is defined as operating revenues less operating expenses, both net of income tax.
Operating revenues and operating expenses
These financial measures focus on our primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and divested businesses and certain entities required to be consolidated under GAAP. Also, these measures exclude results of discontinued operations and other businesses that have been or will be sold or exited by the Company and are referred to as divested businesses.
The following are excluded from total revenues in calculating operating revenues:

•	Net investment gains (losses);

•
Net derivative gains (losses) except: (i) earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, and (ii) earned income on derivatives and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment;

•	Amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”);

•	Certain amounts related to securitization entities that are variable interest entities (“VIEs”) consolidated under GAAP; and

•	Results of discontinued operations and other businesses that have been or will be sold or exited by the Company (“Divested Businesses”).
The following are excluded from total expenses in calculating operating expenses:

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, benefits and hedging costs related to GMIBs (“GMIB Costs”) and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•	Amounts related to: (i) net investment gains (losses) and net derivative gains (losses), and (ii) GMIB Fees and GMIB Costs included in amortization of DAC and VOBA;

•	Recognition of certain contingent assets and liabilities that could not be recognized at acquisition or adjusted for during the measurement period under GAAP business combination accounting guidance;

•	Results of discontinued operations and Divested Businesses;

•	Amounts related to securitization entities that are VIEs consolidated under GAAP;

•	Goodwill impairment; and

•	Costs related to: (i) implementation of new insurance regulatory requirements and (ii) acquisition and integration costs.

The tax impact of the adjustments mentioned are calculated net of the U.S. or foreign statutory tax rate, which could differ from the Company’s effective tax rate.
Further, the table below illustrates how each component of operating earnings is calculated from the GAAP statement of operations line items:

Component of Operating Earnings		How Derived from GAAP (1)(2)
(i)	Fee income	(i)
Universal life and investment-type policy fees (excluding (a) unearned revenue adjustments related to net investment gains (losses) and net derivative gains (losses) and (b) GMIB fees) plus Other revenues (excluding other revenues related to affiliated reinsurance) and amortization of deferred gain on reinsurance.

(ii)	Net investment spread	(ii)
Net investment income (excluding securitization entities income) plus investment hedge adjustments and interest received on ceded fixed annuity reinsurance deposit funds reduced by Interest credited to policyholder account balances and interest on future policy benefits.

(iii)	Insurance-related activities	(iii)
Premiums less Policyholder benefits and claims (excluding (a) GMIB costs, (b) pass through and market adjustments, (c) interest on future policy benefits, (d) amortization of deferred gain on reinsurance and (e) amortization of deferred sales inducements) plus the pass through of performance of ceded separate account.

(iv)	Amortization of DAC and VOBA	(iv)
Amortization of DAC and VOBA (excluding amounts related to (a) net investment gains (losses), (b) net derivative gains (losses), (c) GMIB fees, (d) GMIB costs and (e) market value adjustments) plus amortization of deferred sales inducements.

(v)	Other expenses, net of DAC capitalization	(v)	Other expenses reduced by capitalization of DAC and securitization entities expense.
(vi)	Provision for income tax expense (benefit)	(vi)	Tax impact of the above items.
______________
(1) Amounts related to Divested Businesses are excluded from all components of operating earnings.
(2) Italicized items indicate GAAP statement of operations line items.
The following additional information is relevant to an understanding of our performance results:

•
We sometimes refer to sales activity for various products. Statistical sales information for Life sales are calculated using the LIMRA definition of sales for core direct sales, excluding company sponsored internal exchanges, corporate-owned life insurance, bank-owned life insurance, and private placement variable universal life insurance. Annuity sales consist of 10% of direct statutory premiums, excluding company sponsored internal exchanges. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

•
Allocated equity is the portion of total shareholder’s net investment that management allocates to each of its segments and sub-segments. See “— Forward-Looking Statements and Other Financial Information — Operating Earnings.”

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15(f) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2015 Annual Report; (ii) Part II, Item 1, of MetLife Insurance Company USA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “First Quarter 2016 Report”) and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (the “Second Quarter 2016 Report”); and (iii) Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Unclaimed Property Litigation
On November 14, 2012, the West Virginia Treasurer filed an action against MetLife Investors USA Insurance Company in West Virginia state court (West Virginia ex rel. John D. Perdue v. MetLife Investors USA Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-363) alleging that MetLife Investors USA Insurance Company violated the West Virginia Uniform Unclaimed Property Act (the “Act”), seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On December 28, 2012, the Treasurer filed a substantially identical suit against MetLife Insurance Company of Connecticut (West Virginia ex rel. John D. Perdue v. MetLife Insurance Company of Connecticut, Circuit Court of Putnam County, Civil Action No. 12-C-430). On August 17, 2016, MetLife Insurance Company USA, successor by merger to these defendants, and the West Virginia Treasurer reached an agreement in principle to resolve these actions.
Other Litigation
Thrivent Financial for Lutherans v. MetLife Insurance Company USA, (E.D. Wis., filed September 12, 2016)
Plaintiff filed a complaint against MetLife Insurance Company USA contending that MetLife’s use of the Brighthouse Financial trademark and logo will infringe on its trademarks. Alleging violations of federal and state law, plaintiff seeks preliminary and permanent injunctions, compensatory damages, and other relief. MetLife Insurance Company USA intends to defend this action vigorously.
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
Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2015 Annual Report, as amended or supplemented by the information under “Risk Factors” in Part II, Item 1A, of each of the First Quarter 2016 Report and the Second Quarter 2016 Report. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2015 Annual Report, as amended or supplemented by such information in the First Quarter 2016 Report and the Second Quarter 2016 Report.
Regulatory and Legal Risks
The following updates and replaces the similarly named sections of the risk factor entitled “Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2015 Annual Report, as amended or supplemented by such information in the First Quarter 2016 Report. There have been no material changes to other sections of such risk factor, which include: “Insurance Regulation — U.S. Federal Regulation Affecting Insurance” and “General.”

Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation” included in the 2015 Annual Report, as amended or supplemented by discussions of regulatory developments elsewhere herein, and in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments,” and as further amended or supplemented below.
Insurance Regulation
ERISA Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA or the Code. As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to the individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen. Similarly, without an exemption, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts, as well as insurance policies and annuity contracts we may sell in the future.
The DOL issued new regulations on April 6, 2016 with an effective date for most provisions of April 10, 2017. These regulations substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MetLife USA or its representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, will be deemed a fiduciary under ERISA or the Code. Pursuant to the final regulations, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests. While the final regulations also provide that, to a limited extent, contracts sold and advice provided prior to April 10, 2017 do not have to be modified to comply with the new investment advice regulations, there is lack of clarity surrounding some of the conditions for qualifying for this limited exception. There can be no assurance that the DOL will agree with our interpretation of these provisions, in which case the DOL and IRS could assess significant penalties against a portion of products sold prior to April 10, 2017. The assessment of such penalties could also trigger substantial litigation risk. Any such penalties and related litigation could adversely affect our results of operations and financial condition.
The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption that applies more onerous disclosure and contract requirements to, and increases fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs.
While we continue to analyze the impact of the final regulations on our business, we believe they could have an adverse effect on sales of annuity products to ERISA qualified plans such as IRAs through our independent distribution partners. The new regulations deem advisors, including independent distributors, who sell fixed index-linked annuities to IRAs, IRA rollovers or 401(k) plans, fiduciaries and prohibit them from receiving compensation unless they comply with a prohibited transaction exemption. The exemption requires advisors to comply with impartial conduct standards and may require us to exercise additional oversight of the sales process. Compliance with the prohibited transaction exemption will likely result in increased regulatory burdens on us and our independent distribution partners, changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — ERISA Considerations,” as well as “Business — Regulation — ERISA Considerations” included in the 2015 Annual Report.
We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.

Operational Risks
Any Failure to Protect the Confidentiality of Client Information Could Adversely Affect Our Reputation and Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations
Pursuant to U.S. federal and state laws and laws of other jurisdictions in which MetLife operates, various government agencies have established rules protecting the privacy and security of personal information. In addition, most U.S. states and a number of jurisdictions outside the United States have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. Many of the MetLife employees who conduct our business have access to, and routinely process, personal information of clients through a variety of media, including information technology systems. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, our company and MetLife employees. It is possible that a MetLife employee could, intentionally or unintentionally, disclose or misappropriate confidential client information or our data could be the subject of a cybersecurity attack. If we fail to maintain adequate internal controls or if MetLife employees fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, we analyze customer data to better manage our business. There has been increased scrutiny, including from U.S. state regulators, regarding the use of “big data” techniques such as price optimization. We cannot predict what, if any, actions may be taken with regard to “big data,” but any inquiries could cause reputational harm and any limitations could have a material impact on our business, financial condition and results of operations.
Risks Related to Our Separation from, and Continuing Relationship with, MetLife
MetLife May Not Complete the Ultimate Separation of Our Business as Planned and May Retain a Significant Ownership Stake in Brighthouse for a Period of Time
MetLife has announced its plan to pursue the Separation, including our business, as part of its Accelerating Value strategic initiative. We therefore expect that MetLife will, following the planned spin-off of at least 80.1% of the outstanding common stock of Brighthouse Financial, Inc. to shareholders of MetLife, Inc. (the “Distribution”), ultimately dispose of its remaining 19.9% ownership interest in Brighthouse Financial, Inc. through one or more public offerings or through another distribution to MetLife, Inc. shareholders.
The disposition by MetLife of its remaining ownership interest in Brighthouse may be subject to various conditions, including receipt of any necessary regulatory and other approvals, the existence of satisfactory market conditions, and the confirmation of credit and financial strength ratings. These conditions may not be satisfied or MetLife may decide for any other reason not to consummate the Separation and instead retain a significant ownership interest in Brighthouse for a period of time, not exceeding five years. Satisfying the conditions relating to the Separation may require actions that MetLife has not anticipated. Any delay by MetLife in completing the Separation could have a material adverse effect on our business.
Our Separation from MetLife Could Adversely Affect Our Business and Profitability Due to MetLife’s Strong Brand and Reputation
Prior to the completion of the Separation, as a wholly owned subsidiary of MetLife we have marketed our products and services using the “MetLife” brand name and logo. We have also benefited from trademarks licensed in connection with the MetLife brand. We believe the association with MetLife has provided us with preferred status among our customers, vendors and other persons due to MetLife’s globally recognized brand, reputation for high quality products and services and strong capital base and financial strength.
Our separation from MetLife could adversely affect our ability to attract and retain customers, which could result in reduced sales of our products. In connection with the Separation, we expect to enter into an intellectual property licensing agreement with MetLife, pursuant to which we will have a license to use certain trademarks (possibly including the “MetLife” name and logo) or otherwise referring to our affiliation with MetLife on selected materials for a limited period of time following the completion of the Separation. In connection with the Separation and following certain internal restructuring activities including our becoming a subsidiary of Brighthouse Financial, Inc., Brighthouse intends to begin operational and legal work to rebrand to “Brighthouse.”

Brighthouse recently filed trademark applications to protect its new name and logo in the United States, and it intends to file additional trademark applications in connection with our products. However, the registrations of these trademarks are not complete and they may ultimately not become registered. Brighthouse’s use of its new name for the company or for our existing or any new products in the United States has been challenged by third parties, and we have become involved in legal proceedings to protect or defend our rights with respect to the new name and trademarks, all of which could have a material adverse effect on our business and results of operations. As a result of our separation from MetLife, some of our existing policyholders, contract owners and other customers may choose to stop doing business with us, which could increase the rate of surrenders and withdrawals in our policies and contracts. In addition, other potential policyholders and contract owners may decide not to purchase our products because we no longer will be a part of MetLife.
The risks relating to our separation from MetLife could materialize or evolve at any time, including:

•	immediately upon the completion of the Distribution, when MetLife’s beneficial ownership in Brighthouse Financial, Inc. will decrease to 19.9%; and

•	when we cease using the “MetLife” name and logo in our sales and marketing materials, which may occur when we deliver notices to our distributors and customers that our company name will change.
The Terms of Our Arrangements with MetLife May Be More Favorable Than We Would Be Able to Obtain from an Unaffiliated Third Party. Brighthouse May Be Unable to Replace the Services MetLife Provides to Us in a Timely Manner or on Comparable Terms.
Brighthouse has, and after certain internal restructuring activities including our becoming a subsidiary of Brighthouse Financial, Inc., will continue to have, contractual arrangements, such as the transition services agreement, that require MetLife affiliates to provide certain services to us, including the receipt of certain IT services pursuant to software license agreements that MetLife affiliates have with certain third party software vendors, and the provision of investment management and related accounting and reporting services by MetLife Investment Advisors, LLC with respect to our general and separate account investment portfolios. There can be no assurance that the services to be provided by the MetLife affiliates will be sufficient to meet our operational and business needs, that the MetLife affiliates will be able to perform such functions in a manner satisfactory to us or that any remedies available under these arrangements will be sufficient to us in the event of a dispute or non-performance. Upon termination or expiration of any agreement between Brighthouse and MetLife affiliates, there can be no assurance that these services will be sustained at the same levels as they were when we were receiving such services from MetLife or that Brighthouse or we will be able to obtain the same benefits from another provider. Brighthouse or we may not be able to replace services and arrangements in a timely manner or on terms and conditions, including cost, as favorable as those we have previously received from MetLife. The agreements with the MetLife affiliates were entered into in the context of intercompany relationships that arose from enterprise-wide agreements with vendors, and we may have to pay higher prices for similar services from MetLife or unaffiliated third parties in the future.
We Expect to Incur Incremental Costs as a Subsidiary of a Separate Public Company
Following the Distribution, and once Brighthouse ceases to be a subsidiary of MetLife, Brighthouse will need to replicate or replace certain functions, systems and infrastructure to which we will no longer have the same access. Brighthouse will also need to make infrastructure investments in order for us to operate without the same access to MetLife’s existing operational and administrative infrastructure. These initiatives will involve substantial costs, the hiring and integration of a large number of new employees, and integration of the new and expanded operations and infrastructure with our existing operations and infrastructure and, in some cases, the operations and infrastructure of our partners and other third parties. It will also require significant time and attention from our senior management and others throughout Brighthouse, in addition to their day-to-day responsibilities running the business. We expect that Brighthouse’s operations and infrastructure will need to be developed to support functions that were previously provided by MetLife at the enterprise level. There can be no assurance that Brighthouse will be able to establish and expand the operations and infrastructure to the extent required, in the time, or at the costs anticipated, or at and without disrupting our ongoing business operations in a material way, all of which could have a material adverse effect on our business and results of operations.

MetLife currently performs or supports many important corporate functions for our operations, including public relations, advertising and brand management, corporate audit, certain risk management functions, corporate insurance, corporate governance and other services. There is no assurance that, following the completion of the Distribution, these services will be sustained at the same levels as when we were receiving such services from MetLife or that we will be able to obtain the same benefits. When Brighthouse begins to operate these functions independently, if it does not have its own adequate systems and business functions in place, or is unable to obtain them from other providers, we may not be able to operate our business effectively or at comparable costs and our profitability may decline. In addition, our business has benefited from MetLife’s purchasing power when procuring goods and services. As a standalone company, Brighthouse may be unable to obtain such goods and services at comparable prices or on terms as favorable as those obtained prior to the Distribution, which could decrease our overall profitability. See “— The Terms of Our Arrangements with MetLife May Be More Favorable Than We Would Be Able to Obtain from an Unaffiliated Third Party. Brighthouse May Be Unable to Replace the Services MetLife Provides to Us in a Timely Manner or on Comparable Terms.”
Risks Relating to the Distribution
After the Distribution, Certain of Our Directors and Officers May Have Actual or Potential Conflicts of Interest Because of Their MetLife Equity Ownership or Their Former MetLife Positions
Certain of the persons who currently are, or we expect to become, our executive officers and directors have been, and will be until the Distribution, MetLife officers, directors or employees and, thus, will have professional relationships with MetLife’s executive officers, directors or employees. In addition, because of their former MetLife positions, following the Distribution, certain of our directors and executive officers may own MetLife, Inc. common stock, restricted stock or options to acquire shares of MetLife, Inc. common stock, and, for some of these individuals, their individual holdings may be significant as compared to their total assets. These relationships and financial interests may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for MetLife and us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between MetLife and Brighthouse or us regarding the terms of the agreements governing the Distribution and the separation, and the relationship thereafter between the companies.

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
Date: November 9, 2016

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