Form 10-K
period 2016-12-31
BRIGHTHOUSE LIFE INSURANCE Co
filed 2017-03-28
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 033-03094
Brighthouse Life Insurance Company
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At March 28, 2017, 3,000 shares of the registrant’s common stock, $25,000 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

As used in this Form 10-K, “Brighthouse Insurance,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA (“MetLife USA”) or MetLife Insurance Company of Connecticut (“MICC”)), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife,Inc., together with its subsidiaries and affiliates, “MetLife”). The term “separation” refers to the separation of MetLife, Inc.’s Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, Brighthouse Financial, Inc. (“Brighthouse”), to hold the assets (including the equity interests of certain MetLife, Inc. subsidiaries) and liabilities associated with MetLife, Inc.’s Brighthouse Financial segment from and after the distribution; the term “distribution” refers to the distribution of at least 80.1% of the shares of Brighthouse common stock outstanding immediately prior to the distribution date by MetLife, Inc. to shareholders of MetLife, Inc. as of the record date for the distribution.
Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, statements regarding the planned separation from MetLife and the distribution of common stock of Brighthouse, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of Brighthouse Life Insurance Company. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in Brighthouse Life Insurance Company’s subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”). Although it is not possible to identify all of these risks and factors, they include, among others:

•	the timing of our separation from MetLife and the distribution, whether the conditions to the distribution will be met, whether the separation and the distribution will be completed;

•
the impact of the separation on our business and profitability due to MetLife’s strong brand and reputation, the increased costs related to replacing arrangements with MetLife with those of third parties;

•	whether the operational, strategic and other benefits of the separation can be achieved, and our ability to implement our business strategy;

•	differences between actual experience and actuarial assumptions;

•	the effect adverse capital and credit market conditions may have on our ability to meet liquidity needs and our access to capital;

•	the impact of regulatory, legislative or tax changes on our insurance business or other operations;

•	the effectiveness of our risk management policies and procedures;

•
heightened competition, including with respect to service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition;

•	changes in accounting standards, practices and/or policies applicable to us;

•	our ability to market and distribute our products through distribution channels; and

•	our ability to attract and retain key personnel.

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified elsewhere in this Annual Report on Form 10-K, including in the section entitled “Risk Factors.” Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law. Please consult any further disclosures Brighthouse Life Insurance Company makes on related subjects in reports to the SEC.
Note Regarding Reliance on Statements in Our Contracts
See “Exhibit Index — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Annual Report on Form 10-K.

Part I
Item 1. Business

Business Overview
Brighthouse Insurance is a Delaware corporation originally incorporated in Connecticut in 1863. Brighthouse Insurance is licensed to issue insurance products in all U.S. states (except New York), the District of Columbia, the Bahamas, Guam, Puerto Rico, the British Virgin Islands and the U.S. Virgin Islands.
The Company offers a range of individual annuities and individual life insurance products. In anticipation of the planned separation from MetLife, in the third quarter of 2016, the Company reorganized its businesses into three segments: Annuities, Life and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other. See “— Segments and Corporate & Other,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Other Key Information — Segment Information” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. See also “— Other Key Information — Significant Events” for information on the planned separation. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2016, 2015 and 2014. Substantially all of the Company’s consolidated premiums, universal life and investment-type product policy fees and other revenues originated in the U.S. Financial information, including revenues, operating earnings, and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product groups, is provided in Note 2 of the Notes to the Consolidated Financial Statements. Operating earnings is a performance measure that is not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures” for a definition of such measure.
Other Key Information
Significant Events
In July 2016, MetLife, Inc. completed the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of MetLife’s U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc. (“MSI”), a wholly-owned subsidiary of MetLife, Inc. (the “U.S. Retail Advisor Force Divestiture”). MassMutual assumed all of the liabilities related to such assets that arise or occur at or after the closing of the sale. As part of the transactions, MetLife, Inc. and MassMutual entered into a product development agreement under which MetLife’s U.S. retail business will be the exclusive developer of certain annuity products to be issued by MassMutual. In the MassMutual purchase agreement, MetLife, Inc. agreed to indemnify MassMutual for certain claims, liabilities and breaches of representations and warranties up to limits described in the purchase agreement.
On January 12, 2016, MetLife, Inc. announced its plan to pursue the separation of a substantial portion of its former Retail segment. Additionally, on July 21, 2016, MetLife, Inc. announced that the separated business would be rebranded as “Brighthouse Financial.” On October 5, 2016, Brighthouse Financial, Inc. (“Brighthouse”), a subsidiary of MetLife, Inc., filed a registration statement on Form 10 (the “Form 10”) with the SEC. On December 6, 2016, Brighthouse filed an amendment to its registration statement on Form 10 with the SEC. The information statement filed as an exhibit to the Form 10 disclosed that MetLife, Inc. intends to undertake several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) and include Brighthouse Life Insurance Company, New England Life Insurance Company, Brighthouse Life Insurance Company of NY (“Brighthouse NY”), formerly First MetLife Investors Insurance Company, MetLife Advisers, LLC and certain affiliated reinsurance companies in the proposed separated business and distribute at least 80.1% of the shares of Brighthouse’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. In connection with the planned separation, these affiliated reinsurance companies are expected to be merged with and into Brighthouse Reinsurance Company of Delaware, a single newly formed and licensed affiliated reinsurance company which would be contributed to Brighthouse. The ultimate form and timing of the separation will be influenced by a number of factors, including, regulatory considerations and economic conditions. MetLife continues to evaluate and pursue structural alternatives for the proposed separation. The distribution remains subject to certain conditions including, among others, obtaining final approval from the MetLife, Inc. Board of Directors, receipt of a favorable ruling from the Internal Revenue Service (“IRS”) and an opinion from MetLife’s tax advisor regarding certain U.S. federal income tax matters, insurance and other regulatory approvals, and an SEC declaration of the effectiveness of the Form 10. In connection with the planned separation, MetLife, Inc. has agreed to forgive the $750 million principal amount of 8.595% surplus notes issued in 2008 by Brighthouse Insurance to a MetLife affiliate after MetLife, Inc. becomes owner of such surplus notes. Additionally, effective March 6, 2017, and in connection with the planned separation, the Company changed its name from MetLife Insurance Company USA to Brighthouse Life Insurance Company.

On December 18, 2014, the Financial Stability Oversight Council (“FSOC”) designated MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”) subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”), as well as to enhanced supervision and prudential standards. On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC appealed the D.C. District Court’s order to the United States Court of Appeals for the District of Columbia and oral argument was heard on October 24, 2016. If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. See “— Regulation — Potential Regulation as a Non-Bank SIFI: Enhanced Prudential Standards and Other Regulatory Requirements Under Dodd-Frank.”
In November 2014, MICC re-domesticated from Connecticut to Delaware, changed its name to MetLife Insurance Company USA and merged with its subsidiary, MetLife Investors USA Insurance Company, and its affiliate, MetLife Investors Insurance Company, each a U.S. insurance company that issued variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a former offshore, captive reinsurance subsidiary of MetLife, Inc. and affiliate of MICC that mainly reinsured guarantees associated with variable annuity products (the “Mergers”). The surviving entity of the Mergers was MetLife USA. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013. In anticipation of the Mergers, effective January 1, 2014, following receipt of New York State Department of Financial Services (the “Department of Financial Services”) approval, MICC withdrew its license to issue insurance policies and annuity contracts in New York. The Mergers have provided increased transparency relative to our capital allocation and variable annuity risk management. See Note 3 of the Notes to the Consolidated Financial Statements for further information on the Mergers and see “— Regulation — Insurance Regulation — Insurance Regulatory Examinations and Other Activities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions” for information on our use of captive reinsurers.
In May 2014, the Company completed the sale of its wholly-owned subsidiary, MetLife Assurance Limited (“MAL”). See Note 4 of the Notes to the Consolidated Financial Statements for additional information.
Segments and Corporate & Other
In anticipation of the planned separation, in the third quarter of 2016, the Company reorganized its businesses into three segments: (i) Annuities, (ii) Life and (iii) Run-off. In addition, the Company reports certain of its results of operations not included in the segments in Corporate & Other. Also, in the fourth quarter of 2016, the Company moved the universal life policies with secondary guarantees (“ULSG”) business from the Life segment to the Run-off segment. We provide an overview of our reporting segments and Corporate & Other below.
Annuities
Product Overview
The Annuities segment offers a variety of variable, fixed, index-linked and income annuities designed to address contractholders’ needs for protected wealth accumulation on a tax-deferred basis, wealth transfer and income security.
Life
Product Overview
The Life segment offers insurance products and services, including term, whole, universal and variable life products designed to address policyholders’ needs for financial security and protected wealth transfer, which may be provided on a tax-advantaged basis.
Run-off
Product Overview
The Run-off segment consists of products no longer actively sold and which are separately managed, including structured settlements, certain company-owned life insurance policies, bank-owned life insurance policies, funding agreements, and ULSG.

Corporate & Other
Overview
Corporate & Other contains the excess capital not allocated to the segments and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Additionally, Corporate & Other includes assumed reinsurance of certain variable annuity products from a former affiliated operating joint venture in Japan. Under this in-force reinsurance agreement, the Company reinsured living and death benefit guarantees issued in connection with variable annuity products. Also, Corporate & Other includes a reinsurance agreement to assume certain blocks of indemnity reinsurance from an affiliate. These reinsurance agreements were recaptured effective November 1, 2014. Corporate & Other also includes the elimination of intersegment amounts and a portion of MetLife’s former U.S. insurance business sold direct to consumers.
Sales Distribution
Following completion in July 2016 of the sale of MetLife’s retail career agency distributional channel, including MetLife’s affiliated broker-dealer, MSI, and other assets associated with MPCG, we distribute our products exclusively through a variety of third-party distribution channels. Our partners include over 475 national and regional brokerage firms, banks, other financial institutions and financial planners, in connection with the sale of our annuity products, and general agencies, financial advisors, brokerage general agencies and financial intermediaries, in connection with the distribution of our life insurance products.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported on the financial statements in conformity with GAAP. For more details on policyholder liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits.”
Due to the nature of the underlying risks and the uncertainty associated with the determination of actuarial liabilities, we cannot precisely determine the amounts that will ultimately be paid with respect to these actuarial liabilities, and the ultimate amounts may vary from the estimated amounts, particularly when payment may not occur until well into the future.
We periodically review the assumptions supporting our estimates of actuarial liabilities for future policy benefits. We revise estimates, to the extent permitted or required under GAAP, if we determine that future expected experience differs from assumptions used in the development of actuarial liabilities. If the liabilities originally established for future benefit payments prove inadequate, we must increase them. We charge or credit changes in our liabilities to expenses in the period the liabilities are established or re-estimated. Any increase could adversely affect our earnings and have a material adverse effect on our business, results of operations and financial condition.
We have experienced, and will likely in the future experience, catastrophe losses and possibly acts of terrorism, as well as turbulent financial markets that may have an adverse impact on our business, results of operations, and financial condition. Due to their nature, we cannot predict the incidence, timing, severity or amount of losses from catastrophes and acts of terrorism, but we make broad use of catastrophic and noncatastrophic reinsurance to manage risk from these perils. We also use hedging, reinsurance and other risk management activities to mitigate financial market volatility.
Pursuant to applicable insurance laws and regulations, the Company establishes statutory reserves, reported as liabilities, to meet its obligations on its policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves and actuarial liabilities for future policy benefits generally differ based on accounting guidance.
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
Our underwriting is subject to periodic quality assurance reviews to maintain high standards of underwriting and consistency. It is also subject to periodic external audits by reinsurers with whom we do business.
We have established oversight of the underwriting process that facilitates quality sales and serves the needs of our customers, while supporting our financial strength and business objectives. Our goal is to achieve the underwriting, mortality and morbidity levels reflected in the assumptions in our product pricing. This is accomplished by determining and establishing underwriting policies, guidelines, philosophies and strategies that are competitive and appropriate for the customer, the agent and us.
We continually review our underwriting guidelines in light of applicable regulations and to ensure that our policies remain competitive and supportive of our marketing strategies and profitability goals.
Pricing
Product pricing reflects our pricing standards. GRM, as well as regional finance and product teams are responsible for pricing and oversight for all of our insurance businesses. Product pricing is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality and possible variability of results. For certain products, pricing may include prospective and retrospective experience rating features. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates and we bear all prior year gains and losses. Retrospective experience rating also involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer; however, the contract includes certain features that allow us to recoup certain losses or distribute certain gains back to the policyholder based on actual prior years’ experience.
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
Annuities and Life
For our annuities, we reinsure portions of the living and death benefit guarantees issued in connection with certain of our variable annuities to unaffiliated reinsurers. Under these reinsurance agreements, we pay a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receive reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. We reinsure 100% of certain variable annuity risks to an affiliate. We also assume 100% of the living and death benefit guarantees issued in connection with certain variable annuities issued by certain affiliates.
For our life products, we have historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. We currently reinsure 90% of the mortality risk in excess of $2 million for most products. In addition to reinsuring mortality risk as described above, we reinsure other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, we may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount we retain. We also reinsure portions of the risk associated with certain whole life policies to an affiliate and we assume certain term life policies and universal life policies with secondary death benefit guarantees issued by an affiliate. We evaluate our reinsurance programs routinely and may increase or decrease our retention at any time.
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
Reinsurance Recoverables
For information regarding ceded reinsurance recoverable balances, included in premiums, reinsurance and other receivables on the consolidated balance sheets, see Note 7 of the Notes to the Consolidated Financial Statements.

Regulation

Overview
We are domiciled in Delaware and regulated by the Delaware Department of Insurance. We are primarily regulated at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of Delaware. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), consumer protection laws, securities, broker-dealer and investment adviser regulations, and environmental and unclaimed property laws and regulations. If our ultimate parent, MetLife, Inc., were re-designated as a non-bank systemically important financial institution, it would also be subject to regulation by the Federal Reserve and the FDIC. If Brighthouse were designated a non-bank SIFI following the distribution, it would also be subject to regulation by the Federal Reserve and the FDIC. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth — Federal — Insurance Regulation.”
Insurance Regulation
State insurance regulation generally aims at supervising and regulating insurers, with the goal of protecting policyholders and ensuring that insurance companies remain solvent. Insurance regulators have increasingly sought information about the potential impact of activities in holding company systems as a whole and have adopted laws and regulations enhancing “group-wide” supervision. See “— NAIC” for information regarding an enterprise risk report.
Brighthouse Insurance is licensed to issue insurance products in all U.S. states (except New York), the District of Columbia, the Bahamas, Guam, Puerto Rico, the British Virgin Islands and the U.S. Virgin Islands. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving certain policy forms and rates;

•
regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements, and identifying and paying to the states benefits and other property that are not claimed by the owners;

•	regulating advertising and marketing of insurance products;

•	regulating separate accounts;

•	protecting privacy;

•	establishing statutory capital (including risk based capital) and reserve requirements and solvency standards;

•	specifying the conditions under which a ceding company can take credit for reinsurance in its statutory financial statements (i.e., reduce its reserves by the amount of reserves ceded to a reinsurer);

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	adopting and enforcing suitability standards with respect to the sale of annuities and other insurance products;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.
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

State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time may make inquiries regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We will cooperate with such inquiries and take corrective action when warranted. See Note 16 of the Notes to the Consolidated Financial Statements.
Holding Company Regulation
Insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (i.e., insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. The National Association of Insurance Commissioners (“NAIC”) adopted revisions to the NAIC Insurance Holding Company System Model Act (“Model Holding Company Act”) and the Insurance Holding Company System Model Regulation (“Regulation”) in December 2010 and December 2014. The Model Holding Company Act and Regulation serve as a basis for action by the states. See “— NAIC” for further information on the Model Holding Company Act and Regulation.
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
Federal Initiatives
Although the insurance business in the United States is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed which may significantly and adversely affect the insurance business. These areas include financial services regulation, securities regulation, derivatives regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) effected the most far-reaching overhaul of financial regulation in the United States in decades. The full impact of Dodd-Frank on us will depend on whether MetLife, Inc., which is currently our parent company, again becomes subject to supervision and regulation as a non-bank SIFI, while we are still affiliated, as well as the numerous rulemaking initiatives required or permitted by Dodd-Frank and the various studies mandated by Dodd-Frank, a number of which remain to be completed.
Dodd-Frank established the Federal Insurance Office (“FIO”) within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the United States, as well as to collect information about the insurance industry and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council (“FSOC”) and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. However, the report also discussed potential federal solutions if states failed to modernize and improve regulation and some of the report’s recommendations, for instance, favored a greater federal role in monitoring financial stability and identifying issues or gaps in the regulation of large national and internationally active insurers.
Dodd-Frank also includes provisions that may impact our investments and investment activities, such as the potential application of enhanced prudential standards and capital requirements for, and additional quantitative limits with respect to, proprietary trading and sponsoring or investing in hedge funds or private equity funds to non-bank SIFIs, if MetLife, Inc. were re-designated as a non-bank SIFI and we were considered to be “controlled” by MetLife. See “— Potential Regulation as a Non-Bank SIFI: Enhanced Prudential Standards and Other Regulatory Requirements Under Dodd-Frank.”

The Trump administration has released a memorandum that generally delayed all pending regulations from publication in the Federal Register pending their review and approval by a department or agency head appointed or designated by President Trump. President Trump has also issued an executive order that calls for a comprehensive review of Dodd-Frank and requires the Secretary of the Treasury to consult with the heads of the member agencies of FSOC to identify any laws, regulations or requirements that inhibit federal regulation of the financial system in a manner consistent with the core principles identified in the executive order. We cannot predict what other proposals may be made or what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
Guaranty Associations and Similar Arrangements
Most of the jurisdictions in which we are admitted to transact business require life and health insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers, or those that may become impaired, insolvent or fail, for example, following the occurrence of one or more catastrophic events. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.
In the past three years, the aggregate assessments levied against Brighthouse Life Insurance Company have not been material. We have established liabilities for guaranty fund assessments that we consider adequate. See Note 16 of the Notes to the Consolidated Financial Statements for additional information on the guaranty association assessments.
Insurance Regulatory Examinations and Other Activities
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Except as otherwise disclosed in Note 16 of the Notes to the Consolidated Financial Statements, during the years ended December 31, 2016, 2015 and 2014, we did not receive any material adverse findings resulting from state insurance department examinations of us or any of our predecessor insurance companies.
Regulatory authorities in a small number of states, Financial Industry Regulatory Authority (“FINRA”) and, occasionally, the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by us or our affiliates. These investigations have focused on the conduct of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, and sales and replacements of annuities and certain riders on such annuities. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner. See Note 16 of the Notes to the Consolidated Financial Statements.
In addition, claims payment practices by insurance companies have received increased scrutiny from regulators. See Note 16 of the Notes to the Consolidated Financial Statements for further information regarding unclaimed property inquiries and related litigation and sales practices claims.
Policy and Contract Reserve Adequacy Analysis
Annually, we are required to conduct an analysis of the adequacy of our statutory reserves. A qualified actuary must submit an opinion which states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by our contractual obligations and related expenses. The adequacy of the statutory reserves is considered in light of the assets held by us with respect to such reserves and related actuarial items including, but not limited to, the investment earnings on such assets, and the consideration anticipated to be received and retained under the related policies and contracts. We may increase reserves in order to submit an opinion without qualification. Since the inception of this requirement, we and our predecessor insurance companies which were required by their states of domicile to provide these opinions have provided such opinions without qualifications.

NAIC
The NAIC is an organization, the mission of which is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”), which states have largely adopted by regulation. However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices, which may differ from the Manual. Changes to the Manual or modifications by the various state insurance departments may impact our statutory capital and surplus.
The Model Holding Company Act and Regulation include a requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurance holding company system identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. To date, all of the states where Brighthouse has domestic insurers have enacted a version of the revised Model Holding Company Act, including the enterprise risk reporting requirement.
In September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been enacted by Delaware. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. Brighthouse Insurance was included in MetLife’s ORSA summary report in December 2016.
In 2015, the NAIC commissioned an initiative to identify changes to the statutory framework for variable annuities that can remove or mitigate the motivation for insurers to engage in captive reinsurance transactions. In September 2015, a third-party consultant engaged by the NAIC provided the NAIC with a preliminary report covering several sets of recommendations regarding Actuarial Guideline 43 and C3 Phase II reserve requirements. These recommendations generally focus on (i) mitigating the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) removing the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitating greater harmonization across insurers and products for greater comparability. An updated variable annuity reserve and capital framework proposal was presented at the August 2016 NAIC meeting, followed by a 90-day comment period on the proposal. This updated proposal included the initial recommendations from 2015, but also some new aspects. The standard scenario floor for reserves may incorporate multiple paths. The stochastic calculations may include alternative calibration criteria for equities and other market risk factors, and the C3 Phase II component may reflect a new level of capitalization. The NAIC is continuing its consideration of these recommendations. These recommendations, if adopted, would apply to all existing business and may materially change the sensitivity of reserve and capital requirements to capital markets including interest rate, equity markets and volatility as well as prescribed assumptions for policyholder behavior. It is not possible at this time to predict whether the amount of reserves or capital required to support our variable annuity contracts would increase or decrease if such recommendations were adopted, nor is it possible to predict the materiality of any such increase or decrease. It is also not possible to predict the extent to which any such recommendations would affect the effectiveness and design of our risk mitigation and hedging programs. Furthermore, no assurances can be given to whether any such recommendations will be adopted or to the timing of any such adoption.
The NAIC has also been working on reforms relating to the calculation of life insurance reserves, including principle-based reserving, which became operative in Delaware on January 1, 2017, to be followed by a three-year phase-in period for new business.
We cannot predict the capital and reserve impacts or compliance costs, if any, that may result from the above initiatives.
Surplus and Capital; Risk-Based Capital
The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for insurance companies. We are required to maintain capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. We are subject to RBC requirements and other minimum statutory capital and surplus requirements imposed under Delaware insurance law. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk, including equity, interest rate and expense recovery risks associated with variable annuities that contain guaranteed minimum death and living benefits. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. As of the date of our most recent annual statutory financial statements filed with the Delaware Department of Insurance, our total adjusted capital was in excess of the RBC level required by the State of Delaware. See “Statutory Equity and Income” in Note 13 of the Notes to the Consolidated Financial Statements.
Regulation of Investments
We are subject to state laws and regulations that require diversification of investment portfolios and limit the amount of investments that we may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that our investments complied, in all material respects, with such regulations as of December 31, 2016.
Department of Labor and ERISA Considerations
We manufacture life insurance and annuity products for third parties to sell to tax-qualified pension and retirement plans and Individual Retirement Accounts (“IRAs”) to individuals that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (the “DOL”), the Internal Revenue Service (the “IRS”) and the Pension Benefit Guaranty Corporation (“PBGC”).
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen.
The DOL issued new regulations on April 6, 2016 with an applicable date for most provisions of April 10, 2017. However on March 2, 2017, the DOL published a proposal for a 60-day delay of the April 10, 2017 applicability date for the Fiduciary Rule to June 9, 2017. These rules, if and when they become applicable, would substantially expand the definition of “investment advice” and thereby broaden the circumstances under which we or our representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests. The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption, that apply more onerous disclosure and contract requirements to, and increase fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs. Contracts entered into prior to the applicability date of the new regulations, are generally “grandfathered” and as such are not subject to the requirements of the rule and related exemptions. To retain “grandfathered” status, no investment recommendations may be made after the applicability date of the new regulations with respect to such annuity products that were sold to ERISA plans or IRAs.
We will not be engaging in direct distribution of retail products, including IRA products and retail annuities sold into ERISA plans and IRAs, and therefore we anticipate that we will have limited exposure to the new DOL regulations, as the application of the vast majority of the provisions of the new DOL regulations targeted at such retail products will be reduced. Specifically, the most onerous of the requirements under the DOL Fiduciary Rule relate to the Best Interest Contract Exemption (“BIC”). The DOL guidance makes clear that distributors, not manufacturers, are primarily responsible for BIC compliance. However, we will be asked by our distributors, to assist them with preparing the voluminous disclosures required under BIC. Furthermore, if we want to retain the “grandfathered” status described above of current contracts, we will be limited in the interactions we can have directly with customers and the information that can be provided. We also anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”

On February 3, 2017, the Trump administration issued an executive order and memorandum directing the DOL to reexamine the Fiduciary Rule and prepare an updated economic and legal analysis concerning its likely impact, which has led to the DOL publishing a proposal for a 60-day delay of the April 10, 2017 applicability date for the Fiduciary Rule to June 9, 2017. On March 10, 2017, the DOL announced that should the Fiduciary Rule be delayed following the April 10, 2017 applicability date, it will not initiate any enforcement actions for non-compliance in the gap period between the applicability date and the delay date. Additionally, the DOL stated that should the Fiduciary Rule not be delayed, it will not initiate enforcement actions for non-compliance within a reasonable period of time after the publication of a decision not to delay the applicability date. The change of administration and DOL officials leaves uncertainty over whether the regulations will be substantially modified or repealed. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
On July 11, 2016, the DOL, the IRS and the PBGC proposed revisions to the Form 5500, the form used for ERISA annual reporting. The revisions affect employee pension and welfare benefit plans, including our ERISA plans and require audits of information, self-directed brokerage account disclosure requirements and additional extensive disclosure. We cannot predict the effect these proposals, if enacted, will have on our business, or what other proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on our results of operations and financial condition.
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
The regulations indicate the requirements that must be met so that assets supporting a Transition Policy will not be considered plan assets for purposes of ERISA and the Code. These requirements include detailed disclosures to be made to the employee benefits plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 days’ notice and receive without penalty, at the policyholder’s option, either (i) the unallocated accumulated fund balance (which may be subject to market value adjustment), or (ii) a book value payment of such amount in annual installments with interest. We have taken and continue to take steps designed to ensure compliance with these regulations.
Potential Regulation as a Non-Bank SIFI: Enhanced Prudential Standards and Other Regulatory Requirements Under Dodd-Frank
On December 18, 2014, the FSOC designated our current parent company, MetLife, Inc. as a non-bank SIFI subject to regulation by the Federal Reserve and the FDIC, as well as to enhanced supervision and prudential standards. On January 13, 2015, MetLife, Inc. filed an action in the D.C. District Court asking the Court to review and rescind the FSOC’s designation. On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC appealed the D.C. District Court’s order to the D.C. Circuit Court of Appeals, and oral argument was heard on October 24, 2016.
If the FSOC prevails on appeal or redesignates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. Brighthouse, because of its size, could be separately evaluated by the FSOC and designated a non-bank SIFI. There can be no assurance that Brighthouse will not be so designated by the FSOC as a non-bank SIFI or that any actions taken in furtherance of the planned separation of Brighthouse from MetLife will affect any decision the FSOC may make to redesignate MetLife, Inc. as a non-bank SIFI.

Under Dodd-Frank, the Federal Reserve must establish enhanced prudential standards for non-bank financial companies that the FSOC has determined are systemically important. Dodd-Frank allows the Federal Reserve Board to adjust the enhanced prudential standards for individual companies in order to take into consideration their riskiness, capital structuring complexity, financial activities engaged in by the company and its subsidiaries, size and any other risk-related factors that the Federal Reserve Board believes are appropriate. While the enhanced prudential standards that would apply to MetLife, Inc. were it to be re-designated as a non-bank SIFI would likely not impose direct regulatory obligations or restrictions on us, regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business for so long as we are considered to be “controlled” by MetLife. For example, the Federal Reserve Board has issued an advance notice of proposed rulemaking but not yet finally determined the enhanced capital requirements that would apply to insurance company non-bank SIFIs. If MetLife, Inc. were re-designated as a non-bank SIFI and if we are considered to be “controlled” by MetLife, those capital requirements may adversely affect MetLife’s and our ability to compete with other insurers that are not subject to those requirements. For as long as we are considered to be “controlled” by MetLife or its insurance company affiliates, the Federal Reserve would also have the right to require any of MetLife’s insurance companies, including us, to take prompt action to correct any financial weaknesses, such as holding additional capital or restricting certain activities. If Brighthouse is designated a non-bank SIFI, it will be subject to the non-bank SIFI requirements discussed in this Annual Report on Form 10-K, which could materially and adversely affect our business for so long as we are deemed to be controlled by Brighthouse.
The Federal Reserve Board also issued a notice of proposed rulemaking addressing the corporate governance, risk management and liquidity requirements it is proposing to apply to insurance company non-bank SIFIs. If MetLife, Inc. were re-designated as a non-bank SIFI while MetLife, Inc. is deemed to control us, it is not clear how these proposed standards would apply to MetLife or us, nor how such standards would impact our business if we are considered to be “controlled” by MetLife. See “— Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth — Federal — Insurance regulation.”
Once capital requirements for non-bank SIFIs are determined, non-bank SIFIs will be required to undergo three stress tests each year: an annual supervisory stress test conducted by the Federal Reserve and two company-run stress tests (an annual test which coincides with the timing of the supervisory stress test, and a mid-cycle test). Companies will be required to take the results of the stress tests into consideration in their annual capital planning and resolution and recovery planning. If re-designated as a non-bank SIFI, MetLife’s competitive position and its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be adversely affected by any additional capital requirements that might be imposed as a result of the stress testing requirements, as well as enhanced prudential standards, other measures imposed as a result of the enactment of Dodd-Frank and other regulatory initiatives. If we are considered to be “controlled” by MetLife, our competitive position may be similarly affected by any such increased capital requirements or other prudential standards imposed on MetLife to the extent they affect our operations.
Non-bank SIFIs are required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. Resolution plans have to be resubmitted annually and promptly following any event, occurrence, change in conditions or circumstances, or other change that results in, or could reasonably be foreseen to have, a material effect on the resolution plan. A failure to submit a “credible” resolution plan could result in the imposition of a variety of measures, including additional capital, leverage, or liquidity requirements, and forced divestiture of assets, operations or subsidiaries, such as Brighthouse. If re-designated as a non-bank SIFI, MetLife, Inc. would be required to comply with the requirements applicable to non-bank SIFIs, including the submission of a resolution plan. Such a resolution plan may include provisions for restructuring and/or restricting intercompany transactions or arrangements, including those with or for the benefit of Brighthouse, and transactions with third parties, divestitures of lines of business or subsidiaries or other actions.
The Trump administration and the majority party have expressed goals to dismantle or roll back Dodd-Frank and President Trump has issued an executive order that calls for a comprehensive review of Dodd-Frank in light of certain enumerated core principles of financial system regulation. We are not able to predict whether any such proposal to roll back Dodd-Frank would have a material effect on our business operations and cannot currently identify the risks, if any, that may be posed to our businesses as a result of changes to, or legislative replacements for, Dodd-Frank.

Volcker Rule
Under the Volcker Rule, Dodd-Frank authorizes through rulemaking additional capital requirements and quantitative limits on proprietary trading and sponsoring or investing in funds (hedge funds and private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (the “Investment Company Act”), by a non-bank SIFI. Regulations defining and governing such requirements and limits on non-bank SIFIs have not been proposed and were not addressed in the final regulations issued on December 10, 2013 implementing the Volcker Rule for insured depository institutions and their affiliates (“Volcker Rule Regulations”). After its designation as a non-bank SIFI, a non-bank SIFI will have a two-year period, subject to further extension by the Federal Reserve Board, to conform to any such requirements and limits that may be set forth in final regulations applicable to non-bank SIFIs. Subject to safety and soundness determinations as part of rulemaking that could require additional capital requirements and quantitative limits, Dodd-Frank provides that the exemptions under the Volcker Rule also are available to exempt any additional capital requirements and quantitative limits on non-bank SIFIs. The Volcker Rule Regulations provide an exemption, subject to certain requirements, for trading activities and fund sponsorship and investments by a regulated insurance company and its affiliates solely for the general account or separate account of such insurance company. Until final regulations applicable to non-bank SIFIs have been promulgated, it is unclear whether MetLife, Inc., were it to be re-designated as a non-bank SIFI, and we, while considered to be “controlled” by MetLife, would have to alter any future activities to comply with the Volcker Rule Regulations.
Consumer Protection Laws
Numerous federal and state laws affect the Company’s earnings and activities, including federal and state consumer protection laws. As part of Dodd-Frank, Congress established the Consumer Financial Protection Bureau (“CFPB”) to supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services subject to the CFPB’s jurisdiction generally exclude insurance business of the kind in which we engage, the CFPB does have authority to regulate non-insurance consumer services we may provide.
Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and imposes additional costs, including new reporting and margin requirements, and will likely impose additional regulation on us, including new capital requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements, including the requirement to pledge initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties), and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties) entered into after the phase-in period; these requirements will likely be applicable to us in September 2020 as the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve Board, FDIC, Farm Credit Administration and Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the U.S. Commodity Futures Trading Commission (the “CFTC”) adopted final margin requirements for non-centrally cleared derivatives during the fourth quarter of 2015, which are broadly consistent with the requirements published by the Bank of International Settlements and International Organization of Securities. These increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, will likely require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for OTC-cleared and OTC-bilateral transactions. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
Dodd-Frank also expanded the definition of “swap” and mandated the SEC and CFTC (collectively, the “Commissions”) to study whether “stable value contracts” should be treated as swaps. Pursuant to the new definition and the Commissions’ interpretive regulations, products offered by our insurance subsidiaries other than stable value contracts might also be treated as swaps, even though we believe otherwise. Should such products become regulated as swaps, we cannot predict how the rules would be applied to them or the effect on such products’ profitability or attractiveness to our clients.

Securities Regulation
Some of our activities in offering and selling variable insurance products, as well as certain fixed interest rate contracts, are subject to extensive regulation under the federal securities laws administered by the SEC. We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by these registered separate accounts are registered with the SEC under the Securities Act of 1933 (“Securities Act”). We also issue fixed interest rate or index-linked contracts with features that require them to be registered as securities under the Securities Act. We also intend to issue variable contracts through separate accounts that will be exempt from registration under the Securities Act and the Investment Company Act, but may be subject to other provisions of the federal securities laws. In addition, because our variable contracts are required to be sold by broker-dealers that are FINRA members, sales of our variable contracts also are subject to the requirements of FINRA rules.
Federal, state and other securities regulatory authorities, including the SEC and FINRA may from time to time make inquiries and conduct examinations regarding compliance by us with securities and other laws and regulations. We will cooperate with such inquiries and examinations and take corrective action when warranted. See “— Insurance Regulation — Insurance Regulatory Examinations and Other Activities.”
Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets, to protect investors in the securities markets, and to protect investment advisory or brokerage clients, and generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations.
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. See Note 16 of the Notes of the Consolidated Financial Statements.
Company Ratings
Insurer financial strength ratings represent the opinions of rating agencies, including A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Global Ratings (“S&P”), regarding the ability of an insurance company to meet its financial obligations to policyholders and contractholders.
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
Insurer Financial Strength Ratings
The following insurer financial strength ratings represent each rating agency’s opinion of Brighthouse Life Insurance Company’s ability to pay obligations under insurance policies and contracts in accordance with their terms and are not evaluations directed toward the protection of investors in Brighthouse Life Insurance Company’s securities. Insurer financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating.

Our insurer financial strength ratings at the date of this filing are indicated in the following table. Additional information about financial strength ratings can be found on the websites of the respective rating agencies.

	A.M. Best	Fitch	Moody’s	S&P
Ratings Structure	“A++ (superior)” to “S (suspended)”	“AAA (exceptionally strong)” to “C (distressed)”	“Aaa (highest quality)” to “C (lowest rated)”	“AAA (extremely strong)” to “SD (Selective Default)” or “D (Default)”
Brighthouse Life Insurance Company	A	A+	A3	A+ (1)
	3rd of 16	5th of 19	7th of 21	5th of 22
______________
(1) Negative outlook.
Rating agencies may continue to review and adjust our ratings, including in connection with the planned separation. See “— Business Overview — Other Key Information — Significant Events” for further details on the planned separation and “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” for an in-depth description of the impact of a ratings downgrade.

Item 1A. Risk Factors
Risks Related to Our Business
Differences between actual experience and actuarial assumptions may adversely affect our financial results, capitalization and financial condition
Our earnings significantly depend upon the extent to which our actual claims experience and benefit payments on our products are consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such amounts are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. To the extent that actual claims and benefits experience is less favorable than the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities. We make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products based in part upon expected persistency of the products, which change the probability that a policy or contract will remain in force from one period to the next. Persistency within our annuities business may be significantly affected by the value of guaranteed minimum benefits (“GMxBs”) contained in many of our variable annuities being higher than current account values in light of poor equity market performance or extended periods of low interest rates, as well as other factors. Persistency could be adversely affected generally by developments affecting policyholder perception of us, including perceptions arising from adverse publicity. The pricing of certain of our variable annuity products that contain certain living benefit guarantees (“GMLBs”) is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first lifetime income withdrawal. Results may vary based on differences between actual and expected benefit utilization. A material increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option utilization assumptions, and in certain circumstances this deviation may impair our solvency.
Due to the nature of the underlying risks and the uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary materially from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements, which change from time to time, the assumptions used to establish the liabilities, as well as our actual experience. If the liabilities originally established for future benefit payments and claims prove inadequate, we must increase them. Such increases would adversely affect our earnings and could have a material adverse effect on our results of operations and financial condition, including our capitalization, as well as a material adverse effect on the financial strength ratings which are necessary to support our product sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives.”
Guarantees within certain of our products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased counterparty risk
Certain of the variable annuity products we offer include guaranteed benefits, including guaranteed minimum death benefits (“GMDBs”), guaranteed minimum withdrawal benefits (“GMWBs”) and guaranteed minimum accumulation benefits (“GMABs”). While we continue to have guaranteed minimum income benefits (“GMIBs”) in force with respect to which we are obligated to perform, we no longer offer GMIBs. We also offer index-linked annuities with guarantees against a defined floor on losses. These guarantees are designed to protect contractholders against significant changes in equity markets and interest rates. Any such periods of significant and sustained negative or low separate account returns, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with those products. In addition, if the separate account assets consisting of fixed income securities, which support the guaranteed index-linked return feature are insufficient to reflect a period of sustained growth in the equity-index on which the product is based, we may be required to support such separate accounts with assets from our general account and increase our liabilities. An increase in these liabilities would result in a decrease in our net income and depending on the magnitude of any such increase, could materially and adversely affect our financial condition, including our capitalization, as well as the financial strength ratings which are necessary to support our product sales.

Additionally, we make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products (e.g., utilization of option to annuitize within a GMIB product). An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option utilization assumptions. MetLife generally conducts an annual actuarial assumption review, including those assumptions relating to policyholder behavior, in the third quarter of each year. MetLife accelerated its 2016 annual variable annuity actuarial assumption review from the third quarter to the second quarter of 2016. As a result of this review, we recorded a non-cash charge to net income of $1.7 billion, net of deferred policy acquisition costs (“DAC”) and income tax, which was primarily attributable to changes in policyholder behavior assumptions and to a lesser extent changes in economic and other actuarial assumptions. Consistent with MetLife’s past practice, we conducted the remainder of our annual actuarial assumption review, which related to products that we issue other than variable annuities, in the third quarter of 2016. The impact resulting from the remainder of this review was not material. If we update our assumptions based on our annual actuarial assumption review in future years, we could be required to increase the liabilities we record for future policy benefits and claims to a level that may materially and adversely affect our results of operations and financial condition which, in certain circumstances, could impair our solvency.
We also use hedging and other risk management strategies to mitigate the liability exposure primarily related to capital market risks. These strategies involve the use of reinsurance and derivatives, which may not be completely effective. For example, in the event that reinsurers, derivative counterparties or central clearinghouses are unable or unwilling to pay, we remain liable for the guaranteed benefits. See “— Our proposed variable annuity exposure management strategy may not be fully implemented prior to the distribution, may not be effective, may result in net income volatility and may negatively affect our statutory capital.”
In addition, capital markets hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Furthermore, we are subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, could produce economic losses not addressed by the risk management techniques employed. These, individually or collectively, may have a material adverse effect on our results of operations, including net income, capitalization, financial condition or liquidity including our ability to receive dividends from our insurance operating companies.
Our proposed variable annuity exposure management strategy may not be fully implemented prior to the distribution, may not be effective, may result in net income volatility and may negatively affect our statutory capital
We intend to modify our variable annuity exposure management strategy to emphasize as an objective the mitigation of the potential adverse effects of changes in equity markets and interest rates on our statutory capitalization and statutory distributable cash flows and expect to maintain assets supporting our variable annuity contract guarantees at a variable annuity target funding level based on statutory requirements (the “Variable Annuity Target Funding Level”).
We have begun the transition to our proposed exposure risk management program by increasing the amount of assets supporting our variable annuity contracts and entering into certain derivative transactions intended to support our Variable Annuity Target Funding Level. We anticipate the transition from our current strategy to our proposed strategy will continue throughout the separation process. Our goal is to have entered into a portfolio of derivative instruments consistent with our hedge strategy within nine to twelve months of the distribution. The ultimate timing and manner of the final implementation of our hedge strategy will be determined by MetLife and Brighthouse and will be subject to conditions in the capital markets, as well as regulatory requirements, including potential changes to regulatory requirements. Although we intend to select and acquire OTC and exchange traded derivatives which are generally available in the capital markets, the derivative instruments we require may not be available when we seek to enter into them and, if available, may not be obtainable on economically attractive terms and conditions.

We intend to hold assets supporting our variable annuity contracts at our Variable Annuity Target Funding Level to sustain asset adequacy during modest market downturns without the use of derivative instruments and, accordingly, reduce the need for hedging the daily or weekly fluctuations from small movements in capital markets. We intend to focus our hedging activities primarily on mitigating the risk from larger movements in capital markets, which may deplete contractholder account values and may increase long-term guarantee claims. We also intend to make greater use of longer dated derivative instruments. We believe this will result in our being less exposed to the risk that we will be unable to roll-over expiring derivative instruments into new derivative instruments consistent with our hedge strategy on economically attractive terms and conditions. We also believe this strategy may allow us to reduce net hedge costs over time and increase long-term value for our shareholders. However, our proposed hedging strategy will not be fully effective and implemented prior to the distribution. In connection with our exposure risk management program we may determine to seek the approval of applicable regulatory authorities to permit us to increase our hedge limits consistent with those contemplated by the program. Although we expect to receive any such approvals, if requested, no assurance can be given that the approvals will be obtained prior to the distribution, or at all, and whether any such approvals would be subject to qualifications, limitations or conditions. Furthermore, we do not currently have the in-house capability to manage and execute our existing and proposed hedge programs and will continue to rely on the operational support of MetLife to enter into derivative trades on our behalf, recalibrate exposures periodically and otherwise manage the execution of our hedge strategy until such time as we develop such capabilities or obtain them from other sources. No assurance can be given that we will be able to develop such capability in-house or obtain operational support from other third parties or that MetLife will continue to provide such support for a protracted period of time. In addition, the hedging instruments we enter into may not effectively offset the costs of variable annuity contract guarantees or may otherwise be insufficient in relation to our obligations. If our capital is depleted in the event of persistent market downturns, we will need to replenish it by holding additional capital, which we may have allocated for other uses, or purchasing additional hedging protection through the use of more expensive derivatives with strike levels at the current market level. Under our intended new hedging strategy, changes from period to period in the valuation of our policyholder benefits and claims and net derivative gains (losses) will result in more significant volatility, which in certain circumstances could be material, to our results of operations and financial condition under GAAP and our statutory capital levels than has been the case historically.
In addition, estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The use of assets and derivative instruments may not effectively mitigate the effect of changes in policyholder behavior.
Finally, the cost of our proposed hedging program may be greater than anticipated because adverse market conditions can limit the availability and increase the costs of the derivatives we intend to employ and such costs may not be recovered in the pricing of the underlying products we offer. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition, capitalization and liquidity. See “— Guarantees within certain of our products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased counterparty risk.”
Our proposed ULSG asset requirement target may not ensure we have sufficient assets to meet our future ULSG policyholder obligations and may result in net income volatility
We intend to more actively manage the market risk sensitivity related to our in-force ULSG exposure specifically to adapt to changes in interest rates.
We have utilized our NY Regulation 126 Cash Flow Testing (“ULSG CFT”) modeling approach as the basis for setting our ULSG asset requirement target to equal the actuarially determined statutory reserves under stressed conditions including requirements of our affiliated reinsurers comprises our total ULSG asset requirement target (“ULSG Target”). Under this approach we assume that interest rates remain flat or decline as compared to current levels and our actuarial assumptions include a provision for adverse deviation.
We seek to mitigate exposure to interest rate risk associated with these liabilities by maintaining ULSG Assets at or in excess of our ULSG Target in different interest rate environments. We define “ULSG Assets” as (i) total general account assets supporting statutory reserves and capital, and (ii) interest rate derivative instruments dedicated to mitigate ULSG interest rate exposures.

Our ULSG Target is sensitive to the actual and future expected level of long-term U.S. interest rates. If interest rates fall, our ULSG Target increases, and if interest rates rise, our ULSG Target declines. We use primarily interest rate swaps to better protect statutory capitalization from potential losses due to an increase in reserves to achieve our ULSG Target in lower interest rate environments. We implemented a dedicated interest rate risk mitigation program for our ULSG business in the third quarter of 2016 and we intend to maintain adequate liquid investments in our investment portfolio supporting our ULSG business to support the contingent collateral posting requirement in our interest rate swaps. This risk mitigation strategy may negatively impact our statutory and/or GAAP capitalization in circumstances in which interest rates are rising.
During the second half of 2016, we executed interest rate swaps in order to hedge exposures, under certain capital markets conditions, in certain affiliated reinsurance companies expected to be merged with and into our reinsurance subsidiary, Brighthouse Reinsurance Company of Delaware (“BRCD”), in connection with the Restructuring. We believe that the derivatives should be held by the same entity to which the protection relates, but at the time they were executed these derivatives could not be executed by BRCD as it had not yet been formed. Our RBC ratio and surplus could be materially and adversely affected in the event the value of these derivatives declines from their current fair value. These effects could adversely affect our ability to compete as well as our ability to make dividend distributions to Brighthouse without obtaining extraordinary dividend approval from the Delaware Insurance Department. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions.”
While we intend this risk mitigation strategy to reduce our risk to statutory capitalization and long-term economic exposures from sustained levels of low interest rates, it will likely result in higher net income volatility due to the insensitivity of GAAP liabilities to changes in interest rates. Our interest rate derivative instruments may not effectively offset the costs of our ULSG policyholder obligations or may otherwise be insufficient in relation to our objectives. In addition, the assumptions we make in connection with our risk mitigation strategy may fail to reflect or correspond to actual long-term exposure to our ULSG policyholder obligations. If our liquid investments are depleted we will need to replenish our liquid portfolio by selling higher-yielding less liquid assets, which we may have allocated for other uses. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition, capitalization or liquidity.
A sustained period of low equity market prices and interest rates that are lower than those we assumed when we issued our variable annuity products could have a material adverse effect on our results of operations, capitalization and financial condition
Future policy benefit liabilities for GMDB and GMLB under our variable annuity contracts are based on the value of the benefits we expect to be payable under such contracts in excess of the contractholders’ projected account balances. We determine the fees we charge for providing these guarantees in substantial part on the basis of assumptions we make with respect to the growth of the account values relating to these contracts, including assumptions with respect to investment performance. If the actual growth in account values differs from our initial assumptions we may need to increase or decrease the amount of future benefit liabilities we record to the extent that other factors we consider in estimating the expected value of benefits payable, including policyholder behavior, do not offset the impact of changes in our assumptions with respect to investment performance. Although extreme declines or shocks in equity markets and interest rates can increase the level of reserves we need to hold to fund guarantees, other types of economic scenarios can also impact the adequacy of our reserves. For example, certain scenarios involving sustained stagnation in equity markets and low interest rates would adversely affect growth in account values and could require us to materially increase our benefit liabilities. As a result, in the absence of incremental management actions and not taking into account the effects of new business, our ability to retain the ratings necessary to market and sell our products, as well as our ability to repay or refinance indebtedness for borrowed money, could be materially adversely affected and our solvency could be impaired.
Elements of our business strategy are new and may not be effective in accomplishing our objectives
Our objective is to leverage our competitive strengths to distinguish ourselves in the individual life insurance and annuity markets and, over the longer term, to generate more distributable cash from our business. We will seek to achieve this by being a focused product manufacturer, with an emphasis on independent distribution, while having the goal of achieving a competitive expense ratio through financial discipline. We intend to achieve our goals by focusing on target market segments, concentrating on product manufacturing, maintaining a strong balance sheet and using the scale of our seasoned in-force business to support the effectiveness of our risk management program, and focusing on operating cost and flexibility. See “— Business — Business Overview — Other Key Information.”

This strategy is different than that of our current ultimate parent company, MetLife, Inc., and has not yet been fully implemented. Our initial product offering includes products that we believe are consistent with our business strategy. We may experience delays in obtaining the necessary regulatory approvals resulting in certain of these products not being included in our initial product offering, which could adversely impact the success of our business strategy. There can be no assurance that our strategy will be successful as it may not adequately alleviate the risks relating to less diverse product offerings; volatility of, and capital requirements with respect to, variable annuities; risk of loss with respect to use of derivatives in hedging transactions; and greater dependence on a relatively small number of independent distributors to market our products and generate most of our sales. Furthermore, such distributions may be subject to differing commission structures depending on the product sold and there can be no assurance that these new commission structures will be acceptable. See “General Risks — We may experience difficulty in marketing and distributing products through our distribution channels.” We may also be unable to reduce operating costs and enhance efficiencies, at least initially, due to the increased costs related to our planned separation from MetLife, as well as the cost and duration of transitional services agreements that we will enter into in connection with the planned separation, pursuant to which MetLife and we will provide each other specified services on a transitional basis to help ensure an orderly transition following the distribution and certain service agreements, pursuant to which MetLife and we will provide each other specified services on a go-forward basis. Furthermore, many of the Brighthouse associates who conduct our business, including management, will be former employees of MetLife. As a result, we will need to provide training to all Brighthouse associates who conduct our business regarding our new strategy, which may not be successful and may divert management time and attention from other matters. For these reasons no assurances can be given that we will be able to execute our strategy or that our strategy will achieve our objectives.
An inability to access credit facilities could result in a reduction in our liquidity and lead to downgrades in MetLife, Inc.’s or Brighthouse’s credit ratings and our financial strength ratings
We currently rely on an unsecured credit facility (the “MetLife Credit Facility”) maintained by our affiliates, MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”), as a potential source of liquidity. In connection with the planned separation, Brighthouse has entered into a senior unsecured term loan agreement and a revolving credit facility (collectively, the “Brighthouse Credit Facilities”) which may provide significant support to Brighthouse’s liquidity position when alternative sources of credit are limited. The availability of these credit facilities could be critical to MetLife, Inc.’s and Brighthouse’s credit ratings, as well as our financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are limited. The MetLife Credit Facility and the Brighthouse Credit Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth. The Brighthouse Credit Facilities also contain requirements to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by subsidiaries of Brighthouse following the distribution. Such requirements could restrict our operations and use of funds.
The right to borrow funds under the MetLife Credit Facility and the Brighthouse Credit Facilities, respectively, is subject to the fulfillment of certain conditions, including compliance with all covenants, and the ability to borrow under the respective credit facility is also subject to the continued willingness and ability of the lenders that are or will be parties to such credit facility to provide funds. Failure to comply with the covenants in the respective credit facility or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the respective credit facility, would restrict the ability to access such credit facility when needed and, consequently, could have a material adverse effect on our liquidity, results of operations and financial condition.
A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations
Financial strength ratings are published by various nationally recognized statistical rating organizations (“NRSROs”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs’ opinions regarding an insurance company’s ability to meet contractholder and policyholder obligations and are important to maintaining public confidence in our products and our competitive position. See “Business — Company Ratings” for additional information regarding our financial strength ratings, including current rating agency ratings and outlooks.

Downgrades in our financial strength ratings or changes to our ratings outlooks could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products and annuity products;

•	adversely affecting our relationships with independent sales intermediaries;

•	increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to reduce prices for many of our products and services to remain competitive;

•	providing termination rights for the benefit of our derivative instrument counterparties;

•	adversely affecting our ability to obtain reinsurance at reasonable prices, if at all; and

•	subjecting us to potentially increased regulatory scrutiny.
Downgrades in our financial strength ratings or changes to our rating outlook could have a material adverse effect on our financial condition and results of operations in many ways, including limiting our access to distributors, restricting our ability to generate new sales because our products depend on strong financial strength ratings to compete effectively, limiting our access to capital markets, and potentially increasing the cost of debt, which could adversely affect our liquidity.
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
Reinsurance may not be available, affordable or adequate to protect us against losses
As part of our overall risk management strategy, we may purchase reinsurance from third-party reinsurers for certain risks we underwrite. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Also, under certain of our reinsurance arrangements, it is common for the reinsurer to have a right to increase reinsurance rates on in-force business if there is a systematic deterioration of mortality in the market as a whole. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue. See “Business — Reinsurance Activity — Annuities and Life.”
If the counterparties to our reinsurance or indemnification arrangements or to the derivatives we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations
We use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance, indemnification and derivatives do not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers, indemnitors, counterparties and central clearinghouses. A reinsurer’s, indemnitor’s, counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivatives agreements with us or inability or unwillingness to return collateral could have a material adverse effect on our financial condition and results of operations. See “Business — Reinsurance Activity — Annuities and Life.”
In addition, we use derivatives to hedge various business risks. We enter into a variety of derivatives, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties on a bilateral basis for uncleared OTC derivatives and with clearing brokers and central clearinghouses for OTC-cleared derivatives. If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. This risk is more pronounced in light of the stresses recently suffered by financial institutions. Such failure could have a material adverse effect on our financial condition and results of operations.

Extreme mortality events resulting from catastrophes may adversely impact liabilities for policyholder claims and reinsurance availability
Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. For example, significant influenza pandemics have occurred three times in the last century. The likelihood, timing, and severity of a future pandemic cannot be predicted. A significant pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output, as well as on the financial markets. In addition, a pandemic that affected the associates who conduct our business or the employees of our distributors or of other companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses we experience. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.
Consistent with industry practice and accounting standards, we establish liabilities for claims arising from a catastrophe only after assessing the probable losses arising from the event. We cannot be certain that the liabilities we have established will be adequate to cover actual claim liabilities. While we attempt to limit our exposure to acceptable levels, a catastrophic event or multiple catastrophic events could have a material adverse effect on our results of operations and financial condition. Conversely, improvements in medical care and other developments which positively affect life expectancy can cause our assumptions with respect to longevity, which we use when we price our products, to become incorrect and, accordingly, can adversely affect our results of operations and financial condition.
We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases, new financings may be subject to limited market capacity and MetLife may be unable to successfully complete the restructuring of existing reinsurance affiliates and financing facilities into a single reinsurance subsidiary with its own financing
We currently utilize capital markets solutions to finance a portion of our statutory reserve requirements for several products, including, but not limited to, our level premium term life products subject to the NAIC Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”), and ULSG subject to NAIC Actuarial Guideline 38 (“Guideline AXXX”). We are currently restructuring our financing facilities for certain previously written products, which are subject to cost increases upon the occurrence of specified ratings downgrades of MetLife or are subject to periodic repricing. Any resulting cost increases could negatively impact our financial results. Subject to the approval of applicable regulators, MetLife intends to merge certain affiliate reinsurance subsidiaries into BRCD, a single newly formed and licensed reinsurance subsidiary of ours. There can be no assurance that MetLife will be able to complete such restructuring and mergers on a timely basis, because they are subject to regulatory and counterparty approvals and other conditions that are beyond MetLife’s and our control. We expect that a single, larger reinsurance subsidiary will provide certain benefits to Brighthouse, including (i) enhancing the ability to hedge the interest rate risk of the reinsured liabilities, (ii) allowing increased allocation flexibility in managing an investment portfolio, and (iii) improving operating flexibility and administrative cost efficiency, but there can be no assurance that such benefits will materialize. We expect that BRCD will obtain statutory reserve financing through a new funding structure involving a single financing arrangement supported by a pool of highly rated third-party reinsurers, which financing will, subject to closing conditions, be at a lower cost than existing financing arrangements. We anticipate that the restructured financing facility will have a term of approximately 20 years, but the liabilities being supported by such facilities have a duration, in some cases, of more than 30 years. Therefore, we may need to refinance those facilities in the future and any such refinancing may not be at costs attractive to us or may not be available at all. If such financing cannot be obtained on favorable terms, our statutory capitalization, our results of operations and financial condition, as well as our competitiveness, could be adversely affected.
Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. During 2014, the NAIC approved a new regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions. Among other things, the framework called for more disclosure of an insurer’s use of captives in its statutory financial statements, and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. In 2014, the NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 became effective as of January 1, 2015 in all states, without any further action necessary by state legislatures or insurance regulators to implement them, and apply prospectively to new policies issued and new reinsurance transactions entered into on or after January 1, 2015.

At the NAIC’s Fall National Meeting in December 2016, the NAIC adopted a revised version of AG 48 (“Updated AG 48”), which applies to new policies issued and new reinsurance transactions entered into on or after January 1, 2017. AG 48 and Updated AG 48 do not affect reinsurance arrangements that were in existence as of January 1, 2015, and the changes set forth in Updated AG 48 do not affect reinsurance arrangements that were in existence as of January 1, 2017. At the NAIC’s Fall National Meeting in December 2016, the NAIC also adopted a new model regulation containing the same substantive requirements as Updated AG 48. This new model regulation now has to be adopted by the states. To the extent the types of assets permitted under AG 48, Updated AG 48 and/or under the new model regulation to back statutory reserves relating to these captive transactions are not available in the future to back such transactions, we would not be able to take some or all statutory reserve credit for such transactions and could consequently be required to materially affect our statutory capitalization, which would adversely affect our financial condition. If we are unable to access the capital markets, we may not be able to increase capital, which would restrict our ability to write new business without increasing product fees or insurance premiums. This could impact our competitiveness and have a material adverse effect on our results of operations and financial condition if our product pricing reflects a higher cost of capital.
Factors affecting our competitiveness may adversely affect our market share and profitability
We believe competition among insurance companies is based on a number of factors, including service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete with a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have a pre-existing customer base for financial services products. These competitive pressures may adversely affect the persistency of our products, as well as our ability to sell our products in the future. If, as a result of competitive factors or otherwise, we are unable to generate a sufficient return on insurance policies and annuity products we sell in the future, we may stop selling such policies and products, which could have a material adverse effect on our financial condition and results of operations.
We believe becoming cost-competitive will be one of our primary competitive advantages. However, we have limited control over many of our costs. For example, we have limited control over the cost of third-party reinsurance, the cost of meeting changing regulatory requirements, and our cost to access capital or financing. There can be no assurance that we will be able to achieve or maintain a cost advantage over our competitors. If our cost structure increases and we are not able to achieve or maintain a cost advantage over our competitors, it could have a material adverse effect on our ability to execute our strategy, as well as on our results of operations and financial condition. If we hold substantially more capital than is needed to support our ratings, over time, our competitive position will be adversely affected.
In addition, since numerous aspects of our business are subject to regulation, legislative and other changes affecting the regulatory environment for our business may have, over time, the effect of supporting or burdening some aspects of the financial services industry. This can affect our competitive position within the life insurance industry and within the broader financial services industry. See “Business — Regulation.”

The failure of third parties to provide various services that are important to our operations could have a material adverse effect on our business
A key part of our operating strategy is to outsource certain services important to our business. In July 2016, we entered into a multi-year outsourcing arrangement for the administration of certain in-force policies currently housed on up to 20 systems. Pursuant to this arrangement, at least 13 of such systems will be consolidated down to one. Brighthouse may further reduce the remaining seven in-scope systems in the future. Brighthouse intends to focus on further outsourcing opportunities with third-party vendors after the transition services agreement, investment management agreement and other agreements to be entered into with MetLife companies in connection with the planned separation expire. See “— Risks Related to Our Planned Separation from, and Continuing Relationship with, MetLife — The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party. Brighthouse may be unable to replace the services MetLife provides to us in a timely manner or on comparable terms” for information regarding the potential effect that the planned separation of our business from MetLife will have on the pricing of such services. It may be difficult and disruptive for us to replace some of our third-party vendors in a timely manner if they were unwilling or unable to provide us with these services in the future (as a result of their financial or business conditions or otherwise), and our business and operations likely could be materially adversely affected. In addition, if a third-party provider fails to provide the core administrative, operational, financial, and actuarial services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations. See “Operational Risks — The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s and MetLife’s disaster recovery systems and management continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
If our business does not perform well, we may be required to establish a valuation allowance against the deferred income tax asset, which could adversely affect our results of operations or financial condition
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. In addition, changes in the corporate tax rates could affect the value of our deferred tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Income Taxes.”
If our business does not perform well or if actual experience versus estimates used in valuing and amortizing DAC and VOBA vary significantly, we may be required to accelerate the amortization and/or impair the DAC and VOBA, which could adversely affect our results of operations or financial condition
We incur significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition of new and renewal insurance business are deferred and referred to as DAC. Value of business acquired (“VOBA”) represents the excess of book value over the estimated fair value of acquired insurance and annuity contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. DAC and VOBA related to fixed and variable life and deferred annuity contracts are amortized in proportion to actual and expected future gross profits and for most participating contracts in proportion to actual and expected future gross margins. The amount of future gross profit or margin is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, we anticipate that investment returns are most likely to impact the rate of amortization of DAC for the aforementioned contracts.
If actual gross profits or margins are less than originally expected, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to net income. Significant or sustained equity market declines could result in an acceleration of amortization of DAC and VOBA related to variable annuity and variable life contracts, resulting in a charge to net income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” for a discussion of how significantly lower net investment spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period.

Economic Environment and Capital Markets-Related Risks
If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations
Our business and results of operations are materially affected by conditions in the capital markets and the U.S. economy generally, as well as by the global economy to the extent it affects the U.S. economy. In addition, while our operations are entirely in the United States, we have foreign investments in our general and separate accounts, and, accordingly, conditions in the global capital markets can affect the value of our general account and separate account assets, as well as our financial results. Stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on us, both because we have a large investment portfolio and our benefit and claim liabilities are sensitive to changing market factors. In addition, perceived difficult conditions in the capital markets may discourage individuals from making investment decisions and purchasing our products. Market factors include interest rates, credit spreads, equity and commodity prices, derivative prices and availability, real estate markets, foreign exchange rates and the volatility and the returns of capital markets. Our business operations and results may also be affected by the level of economic activity, such as the level of employment, business investment and spending, consumer spending and savings; monetary and fiscal policies and their resulting impact on economic activity and conditions like inflation and credit formation. Accordingly, both market and economic factors may affect our business results by adversely affecting our business volumes, profitability, cash flow, capitalization and overall financial condition. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals and stagnation in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of the impact of such events on our assets and liabilities.
At times throughout the past several years, volatile conditions have characterized financial markets. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Continued unconventional easing of monetary policy from the major central banks, continued impact of weakness in the energy, metal and mining sectors, uncertainties associated with the United Kingdom’s proposed withdrawal from the European Union (the “EU”) and concerns about the political and/or economic stability of Puerto Rico and certain countries outside the EU have contributed to market volatility in the United States. This market volatility has affected, and may continue to affect the performance of the various asset classes in which we invest, as well as separate account values.
To the extent these uncertain financial market conditions persist, our revenues, reserves and net investment income, as well as the demand for certain of our products, are likely to come under pressure. Similarly, sustained periods of low interest rates and risk asset returns could reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures such as hedging, causing our profit margins to erode as a result of reduced income from our investment portfolio and increase in insurance liabilities. Extreme declines in equity markets could cause us to incur significant capital and/or operating losses due to, among other reasons, the impact on us of guarantees related to our annuity products, including from increases in liabilities, increased capital requirements, and/or collateral requirements associated with our risk transfer arrangements. Even in the absence of a financial market downturn, sustained periods of low market returns and/or low level of U.S. interest rates and/or heightened market volatility may increase the cost of our insurance liabilities, which could have a material adverse effect on our statutory capital and earnings, as well as impair our financial strength ratings.
Variable annuity products issued through separate accounts are a significant portion of our in-force business. The account values of these products decrease as a result of declining equity markets. Lower interest rates generally increase account values in the near term, as life insurance and annuity products may be relatively more attractive to consumers. However, lower interest rates may result in lower returns in the future due to lower returns on our investments. Decreases in account values reduce certain fees generated by these products, cause the amortization of DAC to accelerate, could increase the level of insurance liabilities we must carry to support such products issued with any associated guarantees and could require us to provide additional funding to our affiliated reinsurer. Even absent declining equity and bond markets, periods of sustained stagnation in these markets, which are characterized by multiple years of low annualized total returns impacting the growth in separate accounts and/or low level of U.S. interest rates, may materially increase our liabilities for claims and future benefits due to inherent market return guarantees in these liabilities. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our annuity and insurance products could be adversely affected as customers are unwilling or unable to purchase our products. In addition, we may experience an elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations and lapses or surrenders of policies. Furthermore, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Such adverse changes in the economy could negatively affect our earnings and capitalization and have a material adverse effect on our results of operations and financial condition.

Difficult conditions in the U.S. capital markets and the economy generally may also continue to raise the possibility of legislative, judicial, regulatory and other governmental actions. The Trump administration has released a memorandum that generally delayed all pending regulations from publication in the Federal Register pending their review and approval by a department or agency head appointed or designated by President Trump, and has issued an executive order that calls for a comprehensive review of Dodd-Frank. We cannot predict what other proposals may be made or what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition. See “— Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” and “— Risks Related to our Business — Factors affecting our competitiveness may adversely affect our market share and profitability.”
Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and our access to capital
The capital and credit markets may be subject to periods of extreme volatility. Disruptions in capital markets could adversely affect our liquidity and credit capacity or limit our access to capital which may in the future be needed to operate our business and meet policyholder obligations.
We need liquidity to pay our operating expenses, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we could be forced to curtail our operations and limit the investments necessary to grow our business.
Our principal sources of liquidity are insurance premiums, annuity considerations, net investment income and fees paid in connection with annuity products, and cash flow from our investment portfolio to the extent consisting of cash and readily marketable securities. Sources of capital in normal markets may include external borrowings, borrowings from MetLife, Inc., Brighthouse or other affiliates and capital contributions from MetLife, Inc. or Brighthouse. Borrowings and capital contributions from MetLife, Inc. and its affiliates might no longer be available to the Company following the distribution.
In the event capital market or other conditions have an adverse impact on our capital and liquidity, or our stress-testing indicates that such conditions could have such an impact beyond expectations and our current resources do not satisfy our needs or regulatory requirements, we may have to seek additional financing to enhance our capital and liquidity position. The availability of additional financing will depend on a variety of factors such as the then current market conditions, regulatory capital requirements, availability of credit to us and the financial services industry generally, our financial strength ratings and credit capacity, and the perception of our customers and lenders regarding our long- or short-term financial prospects if we incur large operating or investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
In addition, our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under securities lending agreements or other collateral requirements. See “Investments — Related Risks — Should the need arise, we may have difficulty selling certain holdings in our investment portfolio or in our securities lending program in a timely manner and realizing full value given that not all assets are liquid,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements — Collateral for Securities Lending and Derivatives” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity.”
Such conditions may limit our ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements, and access the capital necessary to grow our business. See “— Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.” As a result, we may be forced to bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.
We are exposed to significant financial and capital markets risks which may adversely affect our results of operations, financial condition and liquidity, and may cause our net investment income and net income to vary from period to period
We are exposed to significant financial and capital markets risks both in the United States and in global markets generally to the extent they influence U.S. financial and capital markets, including changes in interest rates, credit spreads, equity markets, real estate markets, the performance of specific obligors, including governments, included in our investment portfolio, derivatives and other factors outside our control. From time to time we may also have exposure through our investment portfolio to foreign currency and commodity price volatility.

Interest rate risk
Some of our current or anticipated future products, principally traditional life, universal life and fixed annuities, as well as funding agreements, expose us to the risk that changes in interest rates will reduce our investment margin or “net investment spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support obligations under such contracts. Our net investment spread is a key component of our net income.
We are affected by the monetary policies of the Federal Reserve and other major central banks, as such policies may adversely impact the level of interest rates and, as discussed below, the income we earn on our investments or the level of product sales.
In a low interest rate environment, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our net investment spread. Moreover, borrowers may prepay or redeem the fixed income securities and commercial, agricultural or residential mortgage loans in our investment portfolio with greater frequency in order to borrow at lower market rates, thereby exacerbating this risk. Although reducing interest crediting rates can help offset decreases in net investment spreads on some products, our ability to reduce these rates is limited to the portion of our in-force product portfolio that has adjustable interest crediting rates, and could be limited by the actions of our competitors or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our net investment spread would decrease or potentially become negative, which could have a material adverse effect on our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits.”
Our estimation of future net investment spreads is an important component in the amortization of DAC and VOBA. Significantly lower than anticipated net investment spreads reduce our net income and may cause us to accelerate amortization, thereby reducing net income in the affected reporting period and thereby potentially negatively affecting rating agency assessment of our financial condition.
During periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers. This could result in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in-force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, our reserves for policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially adversely affect our results of operations and financial condition and significantly reduce our profitability.
Increases in interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest rate sensitive products competitive. We, therefore, may have to accept a lower credit spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which may result in realized investment losses. Unanticipated withdrawals, terminations and substantial policy amendments may cause us to accelerate the amortization of DAC and VOBA, which reduces net income and potentially negatively affects rating agency assessments of our financial condition. An increase in interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities and mortgage loans that comprise a significant portion of our investment portfolio. Finally, an increase in interest rates could result in decreased fee revenue associated with a decline in the value of variable annuity account balances invested in fixed income funds.

We manage interest rate risk as part of our asset and liability management strategies, which include (i) maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile, and (ii) a hedging program. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement products, we may support such liabilities with equity investments, derivatives or interest rate mismatch strategies. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our interest sensitive liabilities. The level of interest rates also affects our liabilities for benefits under our annuity contracts. As interest rates decline we may need to increase our reserves for future benefits under our annuity contracts, which would adversely affect our results of operations and financial condition. See “Quantitative and Qualitative Disclosures About Market Risk.”
In addition, while we use a risk mitigation strategy relating to our ULSG portfolio intended to reduce our risk to statutory capitalization and long-term economic exposures from sustained low levels of interest rates, this strategy will likely result in higher net income volatility due to the insensitivity of GAAP liabilities, to the change in interest rate levels. This strategy may adversely affect our results of operations and financial condition. See “— Risks Related to Our Business — Our proposed ULSG asset requirement target may not ensure we have sufficient assets to meet our future ULSG policyholder obligations and may result in net income volatility.”
Significant volatility in the markets could cause changes in the risks described above which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows, through realized investment losses, derivative losses, change in insurance liabilities, impairments, increased valuation allowances, increases in reserves for future policyholder benefits, reduced net investment income and changes in unrealized gain or loss positions.
Credit spread risk
Our exposure to credit spreads primarily relates to market price volatility. Market price volatility can make it difficult to value certain of our securities if trading becomes less frequent, as was the case, for example, during the financial crisis commencing in 2008. In such case, valuations may include assumptions or estimates that may have significant period-to-period changes, which could have a material adverse effect on our results of operations or financial condition and may require additional reserves. If there is a resumption of significant volatility in the markets, it could cause changes in credit spreads and defaults and a lack of pricing transparency which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition or liquidity. An increase in credit spreads relative to U.S. Treasury benchmarks can also adversely affect the cost of our borrowing if we need to access credit markets.
Equity risk
While we have a limited exposure to equity securities issued by third parties in our general account, our primary exposure to equity relates to the potential for lower earnings associated with certain of our businesses where fee income is earned based upon the estimated market value of the separate account assets and other assets related to our variable annuity business. Because these products generate fees related primarily to the value of separate account assets and other assets under management, a decline in the equity markets could reduce our revenues as a result of the reduction in the value of the investments supporting those products and services. The variable annuity business in particular is highly sensitive to equity markets, and a sustained weakness or stagnation in the equity markets could decrease revenues and earnings with respect to those products. Furthermore, certain of our variable annuity products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline or stagnate. We seek to mitigate the impact of such increased potential benefit exposures from market declines through the use of derivatives, reinsurance and capital management. However, such derivatives and reinsurance may become less available and, to the extent available, their price could materially increase in a period characterized by volatile equity markets. The risk of stagnation in equity market returns cannot be addressed by hedging; however, it is monitored and addressed through asset adequacy and capital management.

In addition, a portion of our investments are in leveraged buy-out funds, hedge funds and other private equity funds. The amount and timing of net investment income from such funds tends to be uneven as a result of the performance of the underlying investments. The timing of distributions from such funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income from these investments can vary substantially from period to period. Significant volatility could adversely impact returns and net investment income on these alternative investments. In addition, the estimated fair value of such investments may be impacted by downturns or volatility in equity markets. See “— Investments — Related Risks — Our valuation of securities and investments and the determination of the amount of allowances and impairments taken on our investments are subjective and, if changed, could materially adversely affect our results of operations or financial condition.” In addition, we will rely on MetLife Investment Advisors for a period following the separation to provide the services required to manage the portfolio.
Real estate risk
A portion of our investment portfolio consists of mortgage loans on commercial, agricultural and residential real estate. Our exposure to this risk stems from various factors, including the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, agricultural prices and farm incomes, which have recently been declining. Although we manage credit risk and market valuation risk for our commercial, agricultural and residential real estate assets through geographic, property type and product type diversification and asset allocation, general economic conditions in the commercial, agricultural and residential real estate sectors will continue to influence the performance of these investments. These factors, which are beyond our control, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows. In addition, we will rely on MetLife Investment Advisors for a period following the planned separation to provide the services required to manage the portfolio.
Obligor-related risk
Fixed income securities and mortgage loans represent a significant portion of our investment portfolio. We are subject to the risk that the issuers, or guarantors, of fixed income securities and mortgage loans we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within asset-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities and mortgage loans could cause the estimated fair value of our portfolio of fixed income securities and mortgage loans and our earnings to decline and the default rate of the fixed income securities and mortgage loans in our investment portfolio to increase.
Derivatives risk
We use the payments we receive from counterparties pursuant to derivative instruments we have entered into to offset future changes in the fair value of our assets and liabilities and current or future changes in cash flows. We enter into a variety of derivative instruments, including options, futures, forwards, and interest rate and credit default swaps with a number of counterparties. Amounts that we expect to collect under current and future derivatives are subject to counterparty risk. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties do not pay us. Such defaults could have a material adverse effect on our financial condition and results of operations. Substantially all of our derivatives require us to pledge or receive collateral or make payments related to any decline in the net estimated fair value of such derivatives executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. In addition, ratings downgrades or financial difficulties of derivative counterparties may require us to utilize additional capital with respect to the impacted businesses.
Summary
In addition to the economic or counterparty risks described above which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, derivative losses, change in insurance liabilities, impairments, increased valuation allowances, increases in reserves for future policyholder benefits, reduced net investment income and changes in unrealized gain or loss positions, we are also exposed to volatility risk with respect to any one or more of these economic risks. Significant volatility in the markets could cause changes in the risks set forth above which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, derivative losses, change in insurance liabilities, impairments, increased valuation allowances, increases in reserves for future policyholder benefits, reduced net investment income and changes in unrealized gain or loss positions.

Regulatory and Legal Risks
Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth
We are subject to a wide variety of insurance and other laws and regulations. We are domiciled in Delaware and subject to regulation by the Delaware Department of Insurance and are also subject to other regulation in states in which we operate. See “Business — Regulation.”
NAIC — Existing and proposed insurance regulation
The NAIC is an organization whose mission is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. State insurance regulators may act independently or adopt regulations proposed by the NAIC. State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Some NAIC pronouncements take effect automatically in the various states, particularly with respect to accounting issues. Statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Changes in existing laws and regulations, or in interpretations thereof, can sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.
During 2014, the NAIC approved a new regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions. This could impact our competitiveness and have a material adverse effect on our results of operations and financial condition. See “— Risks Related to our Business — We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases, new financings may be subject to limited market capacity and MetLife may be unable to successfully complete the restructuring of existing reinsurance affiliates and financing facilities into a single reinsurance subsidiary with its own financing.”
In 2015, the NAIC commissioned an initiative to identify changes to the statutory framework for variable annuities that can remove or mitigate the motivation for insurers to engage in captive reinsurance transactions. In September 2015, a third-party consultant engaged by the NAIC provided the NAIC with a preliminary report covering several sets of recommendations regarding AG 43 and C3 Phase II reserve requirements. These recommendations generally focus on (1) addressing inconsistencies between the statutory reserve and RBC regimes, (2) mitigating the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (3) removing the non-economic volatility in statutory total asset requirements and the resulting solvency ratios and (4) facilitating greater harmonization across insurers and products for greater comparability. An updated variable annuity reserve and capital framework proposal was presented at the August 2016 NAIC meeting, followed by a 90-day comment period on the proposal. This updated proposal included the initial recommendations from 2015, but also some new aspects. The standard scenario floor for reserves may incorporate multiple paths instead of the current single deterministic scenario, also known as the standard scenario. The stochastic calculations may include alternative calibration criteria for equities and other market risk factors, and the C3 Phase II component may reflect a new level of capitalization. The NAIC is continuing its consideration of these recommendations. These recommendations, if adopted, would apply to all existing business and may materially change the sensitivity of reserve and capital requirements to capital markets including interest rate, equity markets and volatility as well as prescribed assumptions for policyholder behavior. It is not possible at this time to predict whether the amount of reserves or capital required to support our variable annuity contracts would increase or decrease if such recommendations were adopted, nor is it possible to predict the materiality of any such increase or decrease. It is also not possible to predict the extent to which any such recommendations would affect the effectiveness and design of our risk mitigation and hedging programs. Furthermore, no assurances can be given to whether any such recommendations will be adopted or to the timing of any such adoption.
The NAIC has also been working on reforms relating to the calculation of life insurance reserves, including principle-based reserving, which became operative on January 1, 2017 in those states where it has been adopted, to be followed by a three-year phase-in period for new business. The Delaware Insurance Department implemented principle-based reserving on January 1, 2017. We cannot predict how principle-based reserving will impact our reserves or compliance costs, if any. See “Business — Regulation — Insurance Regulation — NAIC.”

State insurance guaranty associations
Most of the jurisdictions in which we transact business require life insurers doing business within the jurisdiction to participate in guaranty associations. These associations are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers, or those that may become impaired, insolvent or fail, for example, following the occurrence of one or more catastrophic events. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. In addition, certain states have government owned or controlled organizations providing life insurance to their citizens. The activities of such organizations could also place additional stress on the adequacy of guaranty fund assessments. Many of these organizations also have the power to levy assessments similar to those of the guaranty associations described above. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements.”
While in the past three years, Delaware’s assessments levied against us have not been material, it is possible that a large catastrophic event could render the state’s guaranty funds inadequate and we may be called upon to contribute additional amounts, which may have a material impact on our financial condition or results of operations in a particular period. We have established liabilities for guaranty fund assessments that we consider adequate, but additional liabilities may be necessary. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements.”
Federal — Insurance regulation
Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to, among other things, collect information about the insurance industry and recommend prudential standards. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. The report raised the possibility of a greater role for the federal government if states do not achieve greater uniformity in their laws and regulations. Following the transition occurring in the federal government and the priorities of the Trump administration, we cannot predict whether any such legislation or regulatory changes will be adopted, or what impact they will have on our business, financial condition or results of operations. See “Business — Regulation — Insurance Regulation — Federal Initiatives.” The Trump administration and the majority party have expressed goals to dismantle or roll back Dodd-Frank and President Trump has issued an executive order that calls for a comprehensive review of Dodd-Frank in light of certain enumerated core principles of financial system regulation. We are not able to predict whether any such proposal to roll back Dodd-Frank would have a material effect on our business operations and cannot currently identify the risks, if any, that may be posed to our businesses as a result of changes to, or legislative replacements for, Dodd-Frank.
Federal legislation and administrative policies can significantly and adversely affect insurance companies, including policies regarding financial services regulation, securities regulation, derivatives regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies.
MetLife, Inc. had been designated by the FSOC as a non-bank SIFI subject to regulation by the Federal Reserve and the FDIC, as well as to enhanced supervision and prudential standards, by the FSOC. Although the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded, the FSOC has appealed the D.C. District Court’s order to the D.C. Circuit Court of Appeals, and oral argument was heard on October 24, 2016. If the FSOC prevails on appeal or the FSOC re-designates MetLife, Inc. as a non-bank SIFI, MetLife, Inc. could once again be subject to such regulations, enhanced supervision and prudential standards. If MetLife, Inc. were re-designated as a non-bank SIFI prior to the distribution and while MetLife, Inc. is deemed to control us, our business and competitive position could be materially and adversely affected by any requirement of the Federal Reserve Board requiring insurers that are non-bank SIFIs to comply with capital standards or regimes that do not take into account the insurance business model and the differences between banks and insurers. Enhanced capital requirements could adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. We may have to raise the price of the products we offer, reduce the amount of risk we take on, or stop offering certain products altogether. Brighthouse, because of its size, could be separately evaluated by the FSOC and designated as a non-bank SIFI. If Brighthouse is designated a non-bank SIFI, it will be subject to the non-bank SIFI requirements discussed in this Annual Report on Form 10-K, which could materially and adversely affect our business for so long as we are deemed to be controlled by Brighthouse. There can be no assurance that Brighthouse will not be so designated by the FSOC or that any actions taken in furtherance of the planned separation will affect any decision the FSOC may make to re-designate MetLife, Inc. as a non-bank SIFI.

The Trump administration has released a memorandum that generally delayed all pending regulations from publication in the Federal Register pending their review and approval by a department or agency head appointed or designated by President Trump. President Trump has also issued an executive order that calls for a comprehensive review of Dodd-Frank and requires the Secretary of the Treasury to consult with the heads of the member agencies of FSOC to identify any laws, regulations or requirements that inhibit federal regulation of the financial system in a manner consistent with the core principles identified in the executive order. We cannot predict what other proposals may be made or what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
MetLife may consider further structural and other business alternatives that may be available to it in response to any re-designation of MetLife, Inc. as a non-bank SIFI, and we cannot predict the impact that any such alternatives, if implemented, may have on Brighthouse or us prior to the distribution. See “Business — Regulation — Potential Regulation as a Non-Bank SIFI: Enhanced Prudential Standards and Other Regulatory Requirements under Dodd-Frank” for additional information regarding potential regulation of MetLife, Inc. as a non-bank SIFI and the potential impact of such regulation on Brighthouse and us.
In 2015, the Financial Stability Board (“FSB”), with input from the International Association of Insurance Supervisors (“IAIS”) again designated MetLife as a global systemically important insurer (“G-SII”) as part of the FSB’s initiative to identify and manage global systemically important financial institutions. However, MetLife will not be subject to G-SII policy measures adopted by the FSB and IAIS unless such policy measures are implemented by a regulator with appropriate jurisdiction over MetLife. We believe that following the distribution, any implementing regulations will not directly or indirectly impose obligations or restrictions on us, as we will no longer be controlled by MetLife.
Department of Labor and ERISA considerations
We manufacture life insurance products for third parties to sell to tax-qualified pension and retirement plans and IRAs to individuals that are subject to ERISA or the Code. While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to the individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen. Similarly, without an exemption, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts as well as insurance policies and annuity contracts we may sell in the future.
The DOL issued new regulations on April 6, 2016 with an applicable date for most provisions of April 10, 2017. However, on March 2, 2017, the DOL published a proposal for a 60-day delay of the April 10, 2017 applicability date for the Fiduciary Rule to June 9, 2017. These rules, if and when they become applicable, would substantially expand the definition of “investment advice” and thereby broaden the circumstances under which distributors and even manufacturers can be considered fiduciaries under ERISA or the Code. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests. While the final rule also provides that, to a limited extent, contracts sold and advice provided prior to the applicable date would not have to be modified to comply with the new investment advice regulations, there is lack of clarity surrounding some of the conditions for qualifying for this limited exception. There can be no assurance that the DOL will agree with our interpretation of these provisions, in which case the DOL and IRS could assess significant penalties against a portion of products sold prior to the applicable date of the new regulations. The assessment of such penalties could also trigger substantial litigation risk. Any such penalties and related litigation could adversely affect our results of operations and financial condition.
The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption, that applies more onerous disclosure and contact requirements to, and increase fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs.

While we continue to analyze the impact of the final regulation on our business, if and when it becomes applicable, we believe it could have an adverse effect on sales of annuity products to ERISA qualified plans such as IRAs through our independent distribution partners. A significant portion of our annuity sales are to IRAs. The new regulation deems advisors, including independent distributors, who sell fixed index-linked annuities to IRAs, IRA rollovers or 401(k) plans, fiduciaries and prohibits them from receiving compensation unless they comply with a prohibited transaction exemption. The exemption requires advisors to comply with impartial conduct standards and may require us to exercise additional oversight of the sales process. Compliance with the prohibited transaction exemptions will likely result in increased regulatory burdens on us and our independent distribution partners, changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. See “Business — Regulation — Department of Labor and ERISA Considerations.”
On February 3, 2017, the Trump administration issued a memorandum directing the DOL to reexamine the Fiduciary Rule issued as part of the new regulations under ERISA and prepare an updated economic and legal analysis concerning the likely impact of the Fiduciary Rule. In response to the Trump administration’s memorandum, on March 2, 2017, the DOL published a proposal for a 60-day delay of the April 10, 2017 applicability date for the Fiduciary Rule to June 9, 2017. The DOL invited comments on the proposed 60-day delay, which will end on March 17, 2017. In addition to soliciting comments on the formal proposal to delay the applicability date of the Fiduciary Rule, the DOL is also seeking comments on questions of law and policy related to the new rule, for a 45-day period, ending on April 17, 2017. On March 10, 2017, the DOL announced that should the Fiduciary Rule be delayed following the April 10, 2017 applicability date, it will not initiate any enforcement actions for non-compliance in the gap period between the applicability date and the delay date. Additionally, the DOL stated that should the Fiduciary Rule not be delayed, it will not initiate enforcement actions for non-compliance within a reasonable period of time after the publication of a decision not to delay the applicability date. The change of administration and DOL officials leaves uncertainty over whether the regulations will be substantially modified or repealed. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
Other
From time to time, regulators raise issues during examinations or audits of us that could, if determined adversely, have a material adverse effect on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.
A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition
The NAIC has established model regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate, market and business risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain certain guaranteed minimum death and living benefits. We are subject to RBC standards and/or other minimum statutory capital and surplus requirements imposed under Delaware insurance law. See “Business — Regulation — Insurance Regulation — Surplus and Capital; Risk-Based Capital.”
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by us (which itself is sensitive to equity market and credit market conditions), the amount of additional capital we must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. Our financial strength ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of statutory capital we should hold relative to the rating agencies’ expectations. Under stressed or stagnant capital market conditions and with the aging of existing insurance liabilities, without offsets from new business, the amount of additional statutory reserves that we are required to hold may materially increase. This increase in reserves would decrease the statutory surplus available for use in calculating our RBC ratio. To the extent that our RBC ratio is deemed to be insufficient, we may seek to take actions either to increase our capitalization or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.

Our failure to meet our RBC requirements or minimum capital and surplus requirements could subject us to further examination or corrective action imposed by the Delaware Department of Insurance or other state insurance regulators, including limitations on our ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations and financial condition. A decline in RBC ratios, whether or not it results in a failure to meet applicable RBC requirements, may still limit our ability to make dividends or distributions to our parent company, could result in a loss of customers or new business, and could be a factor in causing ratings agencies to downgrade our financial strength ratings, each of which could have a material adverse effect on our business, results of operations and financial condition.
Dodd-Frank also provides for the assessment of charges against certain financial institutions, including non-bank SIFIs and bank holding companies, to cover the costs of liquidating any financial company subject to the new liquidation authority. The liquidation authority could increase the funding charges assessed against MetLife, Inc. or Brighthouse. See “Business — Regulation — Potential Regulation as a Non-Bank SIFI: Enhanced Prudential Standards and Other Regulatory Requirements Under Dodd-Frank.”
The Trump administration has issued an executive order that calls for a comprehensive review of Dodd-Frank. We cannot predict what proposals may be made or what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
We are subject to U.S. federal, state and other securities and state insurance laws and regulations which, among other things, require that we distribute certain of our products through a registered broker-dealer; failure to comply with these laws, including a failure to have a registered broker-dealer, or changes to these laws may have a material adverse effect on our operations and our profitability
Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies, to the separate accounts that issue them, and to certain fixed interest rate or index-linked contracts (“registered fixed annuity contracts”). Such laws and regulations require that we distribute these products through a broker-dealer that is registered with the SEC and certain state securities regulators and is a member of FINRA. Accordingly, our offering and selling of variable annuity contracts, variable life insurance policies and registered fixed annuity contracts, and in managing certain proprietary mutual funds associated with those products, are subject to extensive regulation under federal and state securities laws as well as FINRA rules. Costs related to compliance with these securities laws will be greater than for our unregistered products. Due to the increased operating and compliance costs, the profitability of issuing these products is uncertain.
While in the past we relied on a MetLife-affiliated broker-dealer to distribute our variable and registered fixed products, we currently and in the future will utilize Brighthouse Securities, a subsidiary Brighthouse will acquire from MetLife in the distribution. Brighthouse Securities has become registered as a broker-dealer with the SEC, approved as a member of FINRA and has become registered as a broker-dealer with the applicable state regulators.
Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets, to protect investors in the securities markets, and to protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory and self-regulatory agencies broad rulemaking and enforcement powers, including the power to adopt new rules impacting new and/or existing products, regulate the issuance, sale and distribution of our products and limit or restrict the conduct of business for failure to comply with securities laws and regulations.
As a result of Dodd-Frank, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our variable and registered fixed insurance products business and the firms that distribute these products. The future impact of recently adopted revisions to laws and regulations, as well as revisions that are still in the proposal stage, on the way we conduct our business and the products we sell is unclear. Such impact could adversely affect our operations and profitability, including increasing the regulatory and compliance burden upon us, resulting in increased costs, or limiting the type, amount or structure of compensation arrangements into which we may enter with certain of our employees, negatively impacting our ability to compete with other companies in recruiting and maintaining key personnel. See “Business — Regulation — Insurance Regulation — Federal Initiatives.” However, following the change of administration, we cannot predict with certainty whether any such proposals will be adopted, or what impact adopted revisions will have on our business, financial condition or results of operations. See “— Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” for information regarding the Trump administration’s expressed goals to dismantle or roll back Dodd-Frank.

The global financial crisis has led to significant changes in economic and financial markets that have, in turn, led to a dynamic competitive landscape for variable and registered fixed annuity contract issuers. Our ability to react to rapidly changing market and economic conditions will depend on the continued efficacy of provisions we have incorporated into our product design allowing frequent and contemporaneous revisions of key pricing elements and our ability to work collaboratively with federal securities regulators. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could adversely impact our ability to react to such changing conditions.
Changes in tax laws or interpretations of such laws could reduce our earnings and materially impact our operations by increasing our corporate taxes and making some of our products less attractive to consumers
Changes in federal or state tax laws could have a material adverse effect on our profitability and financial condition, and could result in our incurring materially higher corporate taxes. Higher tax rates may adversely affect our business, financial condition, results of operations and liquidity. Conversely, if income tax rates decline it could adversely affect the desirability of our products.
In June 2016, House Republicans issued a policy paper (called the “Blueprint”) setting forth certain proposals for significant tax reforms. President Trump also issued a high-level outline of his tax reform plan during his campaign that is consistent with the Blueprint in many respects. The Blueprint generally proposes, among other things, to eliminate the deductibility of net interest expense and reduce income tax rates. To the extent that any such legislation is enacted in the future, we could be adversely affected. Congress has from time to time also considered material changes to the estate tax, which both the Blueprint and President Trump’s outline propose to repeal. Some of our products are sold to customers in order to help them meet their estate tax planning needs. To the extent that legislation is enacted in the future that would materially change the estate tax, sales of such products could be adversely affected. The Trump administration and Congress have publicly stated that fundamental U.S. tax reform is a priority. While current tax reform proposals generally include a reduction of the U.S. corporate tax rate, given the overall U.S. budget deficit it is likely that any tax reform will include revenue raisers. The substance, timing and likelihood of any such reform are uncertain. Any such reform could impact our corporate taxes and products, whether favorably or adversely. A decrease in corporate tax rates and/or a decrease in the dividends received deduction (“DRD”) could result in valuation charges that could have a material, negative impact on surplus.
In addition, we anticipate that we will derive tax benefits from certain items, including but not limited to, tax-exempt investment income, DRDs, various tax credits and insurance reserve deductions. There is a risk that, in the context of deficit reduction or overall tax reform, federal and/or state tax legislation could modify or eliminate these or other items, impacting us, our investments, investment strategies, and/or our policyholders. Although the specific form of any such legislation is uncertain, modification of the DRD or changes to the taxation of reserving methodologies for insurance companies could increase our actual tax rate, thereby reducing earnings. We may also be impacted by changes to the deduction for insurance reserves that may be required under current tax law to conform to the introduction of principle-based reserves (“PBR”). As detailed guidance has not been issued by the IRS on PBR, we are not able to evaluate the potential impact of PBR on our insurance reserves tax deduction.
Moreover, many of the products that we sell benefit from one or more forms of tax-favored status under current federal and state income tax regimes. For example, annuity contracts allow contractholders to defer the recognition of taxable income earned within the contract. Additionally, changes in the taxation of life insurance and/or annuity contracts may impact future sales. However, if the treatment of earnings accrued inside an annuity contract was changed prospectively, and the tax-favored status of existing contracts was grandfathered, holders of existing contracts would be less likely to surrender or rollover their contracts, which would impact our business in ways that are difficult to predict. Conversely, we expect the taxation of earnings from annuity or similar contracts would reduce demand for our products. A shift away from life insurance and annuity contracts and other tax-deferred products by our customers would reduce our income from sales of these products, as well as the asset base upon which we earn investment income and fees, thereby reducing our earnings and potentially affecting the value of our deferred tax assets.

Litigation and regulatory investigations are increasingly common in our businesses and may result in significant financial losses and/or harm to our reputation
We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us, as well as other proceedings that raise issues that are generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, investments, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law. Material pending litigation and regulatory matters affecting us and risks to our business presented by these proceedings, if any, are discussed in Note 16 of Notes to the Financial Statements.
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
Investments-Related Risks
Should the need arise, we may have difficulty selling certain holdings in our investment portfolio or in our securities lending program in a timely manner and realizing full value given that not all assets are liquid
There may be a limited market for certain investments we hold in our investment portfolio, making them relatively illiquid. These include privately-placed fixed maturity securities, derivative instruments such as options, mortgage loans, policy loans, leveraged leases, other limited partnership interests, and real estate equity, such as real estate joint ventures and funds. In the past, even some of our very high quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were forced to sell certain of our investments during periods of market volatility or disruption, market prices may be lower than our carrying value in such investments. This could result in realized losses which could have a material adverse effect on our results of operations and financial condition, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures.
Similarly, we loan blocks of our securities to third parties (primarily brokerage firms and commercial banks) through our securities lending program, including fixed maturity securities and short-term investments. Under this program, we obtain collateral, usually cash, at the inception of a loan and typically purchase securities with the cash collateral. Upon the return to us of these loaned securities, we must return to the third-party the cash collateral we received. If the cash collateral has been invested in securities, we need to sell the securities. However, in some cases, the maturity of those securities may exceed the term of the related securities on loan and the estimated fair value of the securities we need to sell may fall below the amount of cash received.

If we are required to return significant amounts of cash collateral in connection with our securities lending or otherwise need significant amounts of cash on short notice and we are forced to sell securities, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In the event of a forced sale, accounting guidance requires the recognition of a loss for securities in an unrealized loss position and may require the impairment of other securities based on our ability to hold those securities, which would negatively impact our financial condition, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures. In addition, under stressful capital market and economic conditions, liquidity broadly deteriorates, which may further restrict our ability to sell securities. Furthermore, if we decrease the amount of our securities lending activities over time, the amount of net investment income generated by these activities will also likely decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity”
Our requirements to pledge collateral or make payments related to declines in estimated fair value of derivatives transactions or specified assets in connection with OTC-cleared, OTC-bilateral transactions and exchange traded derivatives may adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, and increase our costs of hedging
Many of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances and will increase as a result of the requirement to pledge initial margin for OTC-cleared transactions entered into after June 10, 2013 and for OTC-bilateral transactions entered into after the phase-in period, which would be applicable to us in 2020 as a result of the adoption by the OCC, the Federal Reserve Board, FDIC, the Prudential Regulators and the CFTC of final margin requirements for non-centrally cleared derivatives. Although the final rules allow us to pledge a broad range of non-cash collateral as initial and variation margin, the Prudential Regulators, CFTC, central clearinghouses and counterparties may restrict or eliminate certain types of previously eligible collateral, or charge us to pledge such non-cash collateral, which would increase our costs and could adversely affect our liquidity and the composition of our investment portfolio. See “Business — Regulation — Regulation of Over-the-Counter Derivatives.”
Gross unrealized losses on fixed maturity and equity securities and defaults, downgrades or other events may result in future impairments to the carrying value of such securities, resulting in a reduction in our net income
Fixed maturity and equity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) (“OCI”) and are, therefore, excluded from net income. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and impairment charges to earnings are taken.
The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of structured securities could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Levels of write-downs or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities, as well as our intent and ability to hold equity securities which have declined in value until recovery. Realized losses or impairments on these securities may have a material adverse effect on our results of operations and financial condition in, or at the end of, any quarterly or annual period.

Our valuation of securities and investments and the determination of the amount of allowances and impairments taken on our investments are subjective and, if changed, could materially adversely affect our results of operations or financial condition
Fixed maturity and equity securities, as well as short-term investments that are reported at estimated fair value, represent the majority of our total cash and investments. We define fair value generally as the price that would be received to sell an asset or paid to transfer a liability. Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect of the estimated fair value amounts. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold may have a material adverse effect on our financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Estimated Fair Value of Investments.”
The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We reflect any changes in allowances and impairments in earnings as such evaluations are revised. However, historical trends may not be indicative of future impairments or allowances. In addition, any such future impairments or allowances could have a materially adverse effect on our earnings and financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Investment Impairments.”
Defaults on our mortgage loans and volatility in performance may adversely affect our profitability
Our mortgage loans face default risk and are principally collateralized by commercial, agricultural and residential properties. We establish valuation allowances for estimated impairments, which are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals, such as housing prices and unemployment, and outlooks, as well as other relevant factors (for example, local economic conditions). In addition, substantially all of our commercial and agricultural mortgage loans held-for-investment have balloon payment maturities. An increase in the default rate of our mortgage loan investments or fluctuations in their performance could have a material adverse effect on our results of operations and financial condition.
Further, any geographic or property type concentration of our mortgage loans may have adverse effects on our investment portfolio and consequently on our results of operations or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated. Moreover, our ability to sell assets relating to a group of related assets may be limited if other market participants are seeking to sell at the same time. In addition, scrutiny of the mortgage industry continues and there may be legislative proposals that would allow or require modifications to the terms of mortgage loans could be enacted. We cannot predict whether any such proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business or investments.
The defaults or deteriorating credit of other financial institutions could adversely affect us
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds and investment funds and other financial institutions. Many of these transactions expose us to credit risk in the event of the default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivatives and joint venture, hedge fund and equity investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, or lack of action by governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them. Any such losses or impairments to the carrying value of these investments or other changes may materially and adversely affect our results of operations and financial condition.

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
Operational Risks
Gaps in MetLife’s and Brighthouse’s risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business
Prior to the distribution, MetLife will continue to oversee our risk management strategies and activities. MetLife’s enterprise risk management program is, and Brighthouse’s enterprise risk management program will be designed to mitigate material risks and loss to its respective enterprise. Each of MetLife and Brighthouse has developed and continues to develop risk management policies and procedures to reflect the ongoing review of its applicable risks and expects to continue to do so in the future. Nonetheless, MetLife’s and Brighthouse’s policies and procedures may not be comprehensive and may not identify every risk to which we are exposed. Many of MetLife’s and Brighthouse’s methods for managing risk and exposures are based upon the use of observed historical market behavior to model or project potential future exposure. Models used by our business are based on assumptions and projections. These models may not operate properly or MetLife’s or Brighthouse’s inputs and assumptions may be inaccurate. As a result, these methods may not fully predict future exposures, which can be significantly greater than historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to MetLife and Brighthouse. This information may not always be accurate, complete, up-to-date or properly evaluated. Furthermore, there can be no assurance that MetLife or Brighthouse can effectively review and monitor all risks or that all of our associates will follow our risk management policies and procedures. There can be no assurance that we will successfully transition from MetLife’s to Brighthouse’s risk management program or that, prior to the distribution, MetLife’s and, following the distribution, Brighthouse’s policies and procedures will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, we may have to implement more extensive and perhaps different risk management policies and procedures as part of Brighthouse following the distribution and under pending or future regulations. See “— Risks Related to our Business — Our proposed variable annuity exposure management strategy may not be fully implemented prior to the distribution, may not be effective, may result in net income volatility and may negatively affect our statutory capital.”
The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s and MetLife’s disaster recovery systems and management continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively
Our business is highly dependent upon the effective operation of our computer systems and, for the duration of the transition services agreement and other agreements to be entered into with MetLife companies in connection with the planned separation, MetLife’s computer systems. We rely on these systems throughout our business for a variety of functions, including processing claims, transactions and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. We also retain confidential and proprietary information on such computer systems and we rely on sophisticated technologies to maintain the security of that information. Such computer systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. While, to date, neither Brighthouse nor MetLife is aware of having experienced a material breach of cybersecurity, administrative and technical controls and other preventive actions taken to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyber-attacks or other security breaches may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations. In addition, the availability and cost of insurance for operational and other risks relating to our business and systems may change and any such change may affect our results of operations.

In the event of a disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyber-attack or war, unanticipated problems with our disaster recovery systems or, for the duration of the transition services agreement and other agreements to be entered into with MetLife companies in connection with the planned separation, MetLife’s disaster recovery systems, could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. In addition, in the event that a significant number of our or MetLife’s managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.
The failure of our computer systems or, for the duration of the transition services agreement and other agreements to be entered into with MetLife companies in connection with the planned separation, MetLife’s systems, and/or our respective disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. Although we conduct due diligence, negotiate contractual provisions and, in many cases, conduct periodic reviews of our vendors, distributors, and other third parties, including MetLife, that provide operational or information technology services to us to confirm compliance with our information security standards, the failure of such third parties’ or MetLife’s computer systems and/or their disaster recovery plans for any reason might cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While we maintain cyber liability insurance that provides both third-party liability and first party liability coverages, this insurance may not be sufficient to protect us against all losses. There can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Any failure to protect the confidentiality of customer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.
Our associates and those of MetLife may take excessive risks which could negatively affect our financial condition and business
As an insurance enterprise, we are in the business of accepting certain risks. The associates who conduct our business, including executive officers and other members of management, sales intermediaries, investment professionals, product managers, and other associates, as well as associates of MetLife who provide services to Brighthouse in connection with the transition services agreement or other agreements to be entered into with MetLife companies in connection with the planned separation, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. Both Brighthouse and MetLife endeavor, in the design and implementation of their respective compensation programs and practices, to avoid giving their respective associates incentives to take excessive risks; however, associates may take such risks regardless of the structure of such compensation programs and practices. Similarly, although Brighthouse and MetLife employ controls and procedures designed to monitor associates’ business decisions and prevent them from taking excessive risks, and to prevent employee misconduct, these controls and procedures may not be effective. If Brighthouse or MetLife associates take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and business operations.

General Risks
Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements
Our financial statements are subject to the application of GAAP, which is periodically revised. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”). The impact of accounting pronouncements that have been issued but not yet implemented will be disclosed in our reports filed with the SEC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Adoption of New Accounting Pronouncements.” The FASB issued several proposed amendments to the accounting for long duration insurance contracts on September 29, 2016. One of the proposed amendments, in particular, would require all guarantees associated with our variable annuity business to be accounted for at fair value, with changes in fair value reported in net income (excluding the change in fair value attributable to nonperformance risk, which would be reported in other comprehensive income). Any of the proposed amendments to the accounting for long duration insurance contracts, if adopted, would not be expected to be effective for several years after issuance of a final standard. An assessment of the potential impact of proposed FASB standards, including the proposed changes to long duration insurance accounting, is not provided as such proposals are subject to change through the exposure process and official positions of the FASB are determined only after extensive due process and deliberations. Therefore, the effects on our financial statements cannot be meaningfully assessed. The required adoption of future accounting standards could have a material adverse effect on our GAAP basis equity and results of operations, including on our net income.
We may not be able to protect our intellectual property and may be subject to infringement claims
We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete with other insurance companies and financial institutions. See “— Risks Related to Our Planned Separation from, and Continuing Relationship with, MetLife — Our planned separation from MetLife could adversely affect our business and profitability due to MetLife’s strong brand and reputation.”
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
We may experience difficulty in marketing and distributing products through our distribution channels
Following completion in July 2016 of the sale of MetLife’s retail career agency distribution channel, including MetLife’s affiliated broker-dealer, MSI and other assets associated with MPCG, we distribute our products exclusively through a variety of third-party distribution channels. We may periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. Such distributors will be subject to differing commission structures, depending on the product sold, one of which is a level/asset-based commission structure; other products are subject to a more traditional commission structure. If a particular commission structure is not acceptable to these distributors, or if we are unsuccessful in attracting and retaining key associates who conduct our business, including wholesalers, or financial advisors, our sales of individual insurance, annuities and investment products could decline and our results of operations and financial condition could be materially adversely affected. See “— Risks Related to Our Business — Elements of our business strategy are new and may not be effective in accomplishing our objectives.”

Furthermore, an interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our results of operations and financial condition. Our planned separation from MetLife could prompt some third parties to re-price, modify or terminate their distribution or vendor relationships with us. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our results of operations and financial condition. Distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including uncertainty related to our planned separation from MetLife, changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. In addition, we rely on a limited number of our distributors to produce the majority of our sales. If any one such distributor were to terminate its relationship with us or reduce the amount of sales which it produces for us, our results of operations could be adversely affected. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.
Because our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are unsuitable, we may suffer reputational and other harm to our business.
In addition, our distributors may also sell our competitors’ products. If our competitors offer products that are more attractive than ours, or pay higher commission rates to the sales representatives than we do, these representatives may concentrate their efforts in selling our competitors’ products instead of ours. Prior to the sale of MPCG to MassMutual we distributed a significant portion of our annuity products and insurance policies through MPCG. In connection with the sale we entered into an agreement which would permit us to serve as the exclusive manufacturer for certain proprietary products which would be offered through MassMutual’s career agent channel. We are working with MassMutual to develop the initial product to be distributed under this arrangement, which will be a fixed indexed annuity, and to agree on the terms of the related reinsurance. While the agreement has a term of 10 years, it is possible that MassMutual may terminate our exclusivity or the agreement itself in specified circumstances, such as our inability or failure to provide product designs that reasonably meet MassMutual requirements. Although we expect MassMutual to be an important distribution partner with respect to certain of our products, we believe that the level of sales, if any, produced through this channel will be materially less than the levels produced historically through MPCG.
Brighthouse may be unable to attract and retain key people to support our business
Our success depends, in large part, on Brighthouse’s ability to attract and retain key people. Brighthouse competes with other financial services companies for people primarily on the basis of compensation, support services and financial position. Intense competition exists for key employees with demonstrated ability, and Brighthouse may be unable to hire or retain such employees. The unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business due to loss of their skills, knowledge of our business, their years of industry experience and the potential difficulty of promptly finding qualified replacement employees in North Carolina or elsewhere who are prepared to relocate. Brighthouse does not currently anticipate any significant changes to its senior management team following the distribution. However, there are a significant number of open positions which Brighthouse needs to fill in order to operate consistent with its strategy going forward. Brighthouse may not be able to attract and retain qualified people to fill these open positions or replace or succeed members of its senior management team or other key personnel following the distribution or at any other time. Proposed rules implementing the executive compensation provisions of Dodd-Frank may limit the type and structure of compensation arrangements into which Brighthouse may enter with certain of its employees and officers. In addition, proposed rules under Dodd-Frank would prohibit the payment of “excessive compensation” to Brighthouse executives. These restrictions could negatively impact Brighthouse’s ability to compete with other companies in recruiting and retaining key personnel.
Brighthouse’s ability to attract and retain highly qualified independent sales intermediaries for our products may also be negatively affected by our planned separation from MetLife. We may be required to lower the prices of our products, increase our sales commissions and fees, change long-term selling and marketing agreements and take other actions to maintain our relationship with our sales intermediaries and distribution partners, all of which could have an adverse effect on our financial condition and results of operations. We cannot accurately predict the effect that our planned separation from MetLife will have on our business, sales intermediaries, customers, distributors or associates who conduct our business.

Any failure to protect the confidentiality of client information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Pursuant to federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. In addition, most states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. Many of the associates who conduct our business have access to, and routinely process, personal information of clients through a variety of media, including information technology systems. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, our company and our associates. It is possible that an associate could, intentionally or unintentionally, disclose or misappropriate confidential client information or our data could be the subject of a cybersecurity attack. If we fail to maintain adequate internal controls or if our associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, we analyze customer data to better manage our business. There has been increased scrutiny, including from state regulators, regarding the use of “big data” techniques such as price optimization. We cannot predict what, if any, actions may be taken with regard to “big data,” but any inquiries could cause reputational harm and any limitations could have a material impact on our business, financial condition and results of operations.
We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Dispositions.
We may engage in dispositions and acquisitions of businesses. Such activity exposes us to a number of risks arising from (i) potential difficulties achieving projected financial results including the costs and benefits of integration or deconsolidation; (ii) unforeseen liabilities or asset impairments; (iii) the scope and duration of rights to indemnification for losses; (iv) the use of capital which could be used for other purposes; (v) rating agency reactions; (vi) regulatory requirements that could impact our operations or capital requirements; (vii) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (viii) certain other risks specifically arising from activities relating to an initial public offering, spin-off, joint venture or legal entity reorganization.
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
We may from time to time dispose of business or blocks of in-force business through an outright sale, reinsurance transaction or by alternate means. After a disposition, we may remain liable to the acquirer or to third parties for certain losses or costs arising from the divested business or on other bases. We may also not realize the anticipated profit on a disposition or incur a loss on the disposition. In anticipation of any disposition, we may need to restructure our operations, which could disrupt such operations and affect our ability to recruit key personnel needed to operate and grow such business pending the completion of such transaction. In addition, the actions of key employees of the business to be divested could adversely affect the success of such disposition as they may be more focused on obtaining employment, or the terms of their employment, than on maximizing the value of the business to be divested. Furthermore, transitional services or tax arrangements related to any such separation could further disrupt our operations and may impose restrictions, liabilities, losses or indemnification obligations on us. Depending on its particulars, a separation could increase our exposure to certain risks, such as by decreasing the diversification of our sources of revenue. Moreover, we may be unable to timely dissolve all contractual relationships with the divested business in the course of the proposed transaction, which may materially adversely affect our ability to realize value from the disposition. Such restructuring could also adversely affect our internal controls and procedures and impair our relationships with key customers, distributors and suppliers. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition.

Risks Related to Our Planned Separation from, and Continuing Relationship with, MetLife
MetLife may not complete the ultimate separation of our business as planned and may retain a significant ownership stake in Brighthouse for a period of time
On January 12, 2016, MetLife announced its plan to pursue the separation of a substantial portion of its U.S. retail business, including our business, as part of its Accelerating Value strategic initiative. We, therefore, expect that MetLife will, following the distribution, ultimately dispose of its remaining 19.9% ownership interest in Brighthouse through one or more public offerings or through another distribution to MetLife, Inc. shareholders.
The disposition by MetLife of its remaining ownership interest in Brighthouse may be subject to various conditions, including receipt of any necessary regulatory and other approvals, the existence of satisfactory market conditions, and the confirmation of credit and financial strength ratings. These conditions may not be satisfied or MetLife may decide for any other reason not to consummate the planned separation of the Brighthouse business and instead retain a significant ownership interest in Brighthouse for a period of time, not exceeding five years. Satisfying the conditions relating to such separation may require actions that MetLife has not anticipated. Any delay by MetLife in completing the planned separation could have a material adverse effect on our business.
Our planned separation from MetLife could adversely affect our business and profitability due to MetLife’s strong brand and reputation
Prior to the completion of the distribution, as a wholly owned subsidiary of MetLife, we have marketed our products and services using the “MetLife” brand name and logo. We have also benefited from trademarks licensed in connection with the MetLife brand. We believe the association with MetLife has provided us with preferred status among our customers, vendors and other persons due to MetLife’s globally recognized brand, reputation for high quality products and services and strong capital base and financial strength.
Our planned separation from MetLife could adversely affect our ability to attract and retain customers, which could result in reduced sales of our products. In connection with the planned separation, Brighthouse is expected to enter into an intellectual property licensing agreement and master separation agreement with MetLife, pursuant to which we will have a license to use certain trademarks and the “MetLife” name in certain limited circumstances, including as part of a marketing tag line, for a transition period or otherwise to refer to our historic affiliation with MetLife on selected materials for a limited period of time following the completion of the distribution. In connection with the planned separation, Brighthouse has begun operational and legal work to rebrand to “Brighthouse.”
We have filed trademark applications to protect the new Brighthouse Financial name and logo in the United States, and intend to file additional trademark applications in connection with our products. However, the registrations of these trademarks are not complete and they may ultimately not become registered. Our use of the new Brighthouse Financial name for the Company or for our existing or any new products in the United States has been challenged by third parties, and we have become involved in legal proceedings to protect or defend our rights with respect to the Brighthouse Financial name and trademarks, all of which could have a material adverse effect on our business and results of operations. Although the parties to these proceedings have resolved this matter and dismissed the action, we are aware of other challenges to our trademarks that have not yet resulted in litigation.
As a result of our planned separation from MetLife, some of our existing policyholders, contractholders and other customers may choose to stop doing business with us, which could increase the rate of surrenders and withdrawals in our policies and contracts. In addition, other potential policyholders and contractholders may decide not to purchase our products because we no longer will be a part of MetLife.
The risks relating to our planned separation from MetLife could materialize or evolve at any time, including:

•	immediately upon the completion of the distribution, when MetLife’s beneficial ownership in Brighthouse will decrease to no more than 19.9%; and

•	when we ceased using the “MetLife” name and logo in our sales and marketing materials, which occurred when we delivered notices to our distributors and customers that our company name has changed.
The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party. Brighthouse may be unable to replace the services MetLife provides to us in a timely manner or on comparable terms
Brighthouse has, and after the distribution will continue to have, contractual arrangements, such as the transition services agreement, investment management agreement and other agreements to be entered into with MetLife companies in connection with the planned separation, that require MetLife affiliates to provide certain services to us, including the receipt of certain IT services pursuant to software license agreements that MetLife affiliates have with certain third party software vendors, and the provision of investment management and related accounting and reporting services by MetLife Investment Advisors, LLC with respect to our general and separate account investment portfolios. There can be no assurance that the services to be provided by the MetLife affiliates will be sufficient to meet our operational and business needs, that the MetLife affiliates will be able to perform such functions in a manner satisfactory to us or that any remedies available under these arrangements will be sufficient to us in the event of a dispute or non-performance. Upon termination or expiration of any agreement between Brighthouse and MetLife affiliates, there can be no assurance that these services will be sustained at the same levels as they were when we were receiving such services from MetLife or that Brighthouse or we will be able to obtain the same benefits from another provider. Brighthouse or we may not be able to replace services and arrangements in a timely manner or on terms and conditions, including cost, as favorable as those we have previously received from MetLife. The agreements with the MetLife affiliates were entered into in the context of intercompany relationships that arose from enterprise-wide agreements with vendors, and we may have to pay higher prices for similar services from MetLife or unaffiliated third parties in the future.
We expect to incur incremental costs as a subsidiary of a separate public company
Following the distribution, and once Brighthouse ceases to be a subsidiary of MetLife, Brighthouse will need to replicate or replace certain functions, systems and infrastructure to which we will no longer have the same access. Brighthouse will also need to make infrastructure investments in order to operate without the same access to MetLife’s existing operational and administrative infrastructure. These initiatives will involve substantial costs, the hiring and integration of a large number of new employees, and integration of the new and expanded operations and infrastructure with our existing operations and infrastructure and, in some cases, the operations and infrastructure of our partners and other third parties. It will also require significant time and attention from our senior management and others throughout Brighthouse, in addition to their day-to-day responsibilities running the business. We expect that Brighthouse’s operations and infrastructure will need to be developed to support functions that were previously provided by MetLife at the enterprise level. There can be no assurance that Brighthouse will be able to establish and expand the operations and infrastructure to the extent required, in the time, or at the costs anticipated, and without disrupting our ongoing business operations in a material way, all of which could have a material adverse effect on our business and results of operations.
MetLife currently performs or supports many important corporate functions for our operations, including public relations, advertising and brand management, corporate audit, certain risk management functions, corporate insurance, corporate governance and other services. There can be no assurance that, following the completion of the distribution, these services will be sustained at the same levels as when we were receiving such services from MetLife or that we will be able to obtain the same benefits. When Brighthouse begins to operate these functions independently, if it does not have its own adequate systems and business functions in place, or is unable to obtain them from other providers, we may not be able to operate our business effectively or at comparable costs and our profitability may decline. In addition, our business has benefited from MetLife’s purchasing power when procuring goods and services. As a standalone company, Brighthouse may be unable to obtain such goods and services at comparable prices or on terms as favorable as those obtained prior to the distribution, which could decrease our overall profitability. See “— The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party. Brighthouse may be unable to replace the services MetLife provides to us in a timely manner or on comparable terms.”
Risks Relating to the Distribution
After the distribution, certain of our directors and officers may have actual or potential conflicts of interest because of their MetLife equity ownership or their former MetLife positions
Certain of the persons who currently are, or we expect to become, our executive officers and directors have been, and will be until the distribution, MetLife officers, directors or employees and, thus, will have professional relationships with MetLife’s executive officers, directors or employees. In addition, because of their former MetLife positions, following the distribution, certain of our directors and executive officers may own MetLife, Inc. common stock, restricted stock or options to acquire shares of MetLife, Inc. common stock, and, for some of these individuals, their individual holdings may be significant compared to their total assets. These relationships and financial interests may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for MetLife and us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between MetLife and Brighthouse or us regarding the terms of the agreements governing the distribution and the planned separation, and the relationship thereafter between the companies.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our executive office is located in Charlotte, North Carolina and is predominantly occupied by our Annuities, Life and Run-off segments, as well as Corporate & Other.
We believe that our properties are suitable and adequate for our current and anticipated business operations. MetLife arranges for property & casualty coverage on our properties, taking into consideration our risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with the renewal of those coverages, MetLife has arranged $500 million of property insurance, including coverage for terrorism, on our real estate portfolio through May 1, 2017, its renewal date.
Item 3. Legal Proceedings
See Note 16 of the Notes to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
No established public trading market exists for Brighthouse Life Insurance Company’s common equity; all of Brighthouse Life Insurance Company’s common stock is held by MetLife, Inc. In August 2014, MICC redeemed and retired 4,595,317 shares of its common stock which were owned by MetLife Investors Group, LLC for $1.4 billion.
During the years ended December 31, 2016 and 2015, Brighthouse Life Insurance Company paid cash dividends of $261 million and $500 million to MetLife, Inc., respectively. See Note 13 of the Notes to the Consolidated Financial Statements for a discussion of restrictions on Brighthouse Life Insurance Company’s ability to pay dividends. The maximum amount of dividends which Brighthouse Life Insurance Company may pay in 2017, without prior regulatory approval, is $473 million.
Item 6. Selected Financial Data
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “Brighthouse Insurance,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company (formerly, MetLife USA or MICC), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction I(2)(a) of Form 10-K. This discussion should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s consolidated financial statements included elsewhere herein.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, statements regarding the planned separation from MetLife and the distribution of common stock of Brighthouse Financial, Inc., prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results. Any or all forward-looking statements may turn out to be wrong. Actual results could differ materially from those expressed or implied in the forward-looking statements. See “Note Regarding Forward-Looking Statements.”
This narrative analysis includes references to our performance measure, operating earnings, that is not based on GAAP. This measure is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is also our GAAP measure of segment performance. Operating earnings allows analysis of our performance and facilitates comparisons to industry results. See “— Non-GAAP and Other Financial Disclosures” for a definition and discussion of this and other financial measures, and “— Results of Operations” for reconciliations of historical non-GAAP financial measures to the most directly comparable GAAP measures.
Operating Earnings
In this narrative analysis, in addition to providing net income (loss), we also present operating earnings, a measure of performance that is not calculated in accordance with GAAP. We believe this non-GAAP measure enhances the understanding of our performance by highlighting results of operations and the underlying profitability drivers of our business. Operating earnings allows analysis of our performance and facilitates comparisons to industry results. The financial information that follows is presented in conformity with GAAP, unless otherwise indicated. See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of GAAP.
Operating earnings is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is also our GAAP measure of segment performance. Accordingly, we report operating earnings by segment in Note 2 of the Notes to the Consolidated Financial Statements. Operating earnings should not be viewed as a substitute for net income (loss). See “— Non-GAAP and Other Financial Disclosures” for the definition and components of operating earnings.
We allocate capital to our segments based on an internal capital model, which is a model that reflects the capital required to represent the measurement of the risk profile of the business. We also allocate capital to our segments to meet our long-term promises to clients, to service long-term obligations and to support our credit ratings. Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact our consolidated net investment income or net income (loss). See Note 2 of the Notes to the Consolidated Financial Statements for a discussion of the internal capital model and segment accounting policies including the calculation of segment net investment income.
Overview
The Company offers a range of individual annuities and individual life insurance products. In anticipation of the planned separation from MetLife, in the third quarter of 2016, the Company reorganized its businesses into three segments: Annuities, Life and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other. See “— Other Key Information — Segment Information” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. See also “— Other Key Information — Significant Events” for information on the planned separation. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.

Other Key Information
Segment Information
Based on the planned separation, in the third quarter of 2016, the Company reorganized its businesses as follows:

•	The businesses in the Company’s former Retail segment are reflected in two new segments, Annuities and Life.

•
The Retirement and Income Solutions business (which represents most of the segment formerly known as MetLife’s Corporate Benefit Funding segment) is reflected in a new segment, Run-off. Further, beginning in the fourth quarter of 2016, we report our ULSG business in this segment.

•	Corporate & Other remains unchanged.
These and certain other presentation changes were applied retrospectively and did not have an impact on total consolidated net income or operating earnings in the prior periods. See Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments.
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
In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries while others are specific to our business and operations. Actual results could differ from these estimates.
Liability for Future Policy Benefits
Generally, future policy benefits are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions that are in accordance with GAAP and applicable actuarial standards. The principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, benefit utilization and withdrawals, policy lapse, policy renewal, retirement, disability incidence, disability terminations, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. These assumptions, intended to estimate the experience for the period the policy benefits are payable, are established at the time the policy is issued and locked in. Utilizing these assumptions, liabilities are established on a block of business basis. If experience is less favorable than assumed, DAC may be reduced and/or additional insurance liabilities established, resulting in a reduction in earnings.

Future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts are based on estimates of the expected value of benefits in excess of the projected account balance, recognizing the excess ratably over the accumulation period based on total expected assessments. Liabilities for universal and variable life secondary guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary guarantee liabilities are consistent with those used for amortizing DAC, and are therefore subject to the same variability and risk. The assumptions of investment performance and volatility for variable products are consistent with historical experience of the appropriate underlying equity index, such as the S&P 500 Index.
We regularly review our estimates of liabilities for future policy benefits. For universal life and annuity product guarantees, assumptions are updated periodically, whereas for traditional life products, such as term life, assumptions are established and locked in at inception but reviewed periodically to determine whether a premium deficiency exists that would trigger an unlocking of assumptions.
Differences between actual experience and the assumptions used in pricing these policies and guarantees, as well as in the establishment of the related liabilities, result in variances in profit and could result in losses. In assessing loss recognition and profits followed by losses, product groupings are limited by segment. Historically, all of our universal life business was grouped together for evaluating loss recognition and profits followed by losses. In the second quarter of 2016, an actuarial model change reduced expected future gross profits for ULSG and triggered loss recognition resulting in a charge of $178 million, net of income tax, during the year ended December 31, 2016. Subsequently, in the fourth quarter of 2016, ULSG was moved from our Life to Run-off segment triggering a change in groupings for loss recognition testing that resulted in an additional loss of $95 million, net of income tax.
See Note 5 of the Notes to the Consolidated Financial Statements for additional information on our accounting policy relating to variable annuity guarantees and liability for future policy benefits, Note 5 of the Notes to the Consolidated Financial Statements for future policy benefit liabilities, and Note 9 of the Notes to the Consolidated Financial Statements for derivatives.
Reinsurance
Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risk with respect to reinsurance receivables. We periodically review actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluate the financial strength of counterparties to our reinsurance agreements using criteria similar to those evaluated in our security impairment process. See “— Investment Impairments.” Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting.
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

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA, which is based on estimated gross profits. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization with an offset to our unearned revenue liability which nets to approximately $160 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable universal life contracts and variable deferred annuity contracts is 7%.
We also periodically review other long-term assumptions underlying the projections of estimated gross profits. These assumptions primarily relate to investment returns, interest crediting rates, mortality, persistency, benefit elections and withdrawals and expenses to administer business. Assumptions used in the calculation of estimated gross profits which may have significantly changed are updated annually. If the update of assumptions causes expected future gross profits to increase, DAC amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.
Our most significant assumption updates resulting in a change to expected future gross profits and the amortization of DAC are due to revisions to expected future investment returns, expenses, in-force or persistency and benefit elections and withdrawals on universal life contracts and annuity contracts. We expect these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.
In addition, we update the estimated gross margins or profits with actual gross margins or profits in each reporting period. When the change in estimated gross margins or profits principally relates to the difference between actual and estimates in the current period, an increase in profits will generally result in an increase in amortization and a decrease in profits will generally result in a decrease in amortization.
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
Derivatives
We use freestanding derivative instruments to hedge various capital market risks in our products, including: (i) certain guarantees, some of which are reported as embedded derivatives; (ii) current or future changes in the fair value of our assets and liabilities; and (iii) current or future changes in cash flows. All derivatives, whether freestanding or embedded, are required to be carried on the balance sheet at fair value with changes reflected in either net income (loss) or in other comprehensive income, depending on the type of hedge. Below is a summary of critical accounting estimates by type of derivative.
Freestanding Derivatives
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
Embedded Derivatives
We issue variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). We have also assumed from an affiliate the risk associated with certain guaranteed minimum benefits, which are accounted for as embedded derivatives measured at fair value. The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees attributable to the guarantees. The projections of future benefits and future fees require capital markets and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates.
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital market inputs, as well as changes in our nonperformance risk adjustment may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income. Changes to actuarial assumptions, principally related to contract holder behavior such as annuitization utilization and withdrawals associated with GMIB riders can result in a change of expected future cash outflows of a guarantee between the accrual-based model for insurance liabilities and the fair-value based model for embedded derivatives. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.

With respect to assumptions regarding policyholder behavior, we have recorded charges, and in some cases benefits, in prior years as a result of the availability of sufficient and credible data at the conclusion of each review. During the second quarter of 2016, MetLife accelerated the annual review of actuarial assumptions for its U.S. retail variable annuity business in light of the availability of a larger body of cumulative actual experience data than had been previously available. This data provided greater insight into contract holder behavior for GMIB riders passing the initial 10-year waiting period. As a result of this review, we made changes to contract holder behavior and long-term economic assumptions, primarily relating to annuitization, lapses and withdrawals, as well as risk margins. These assumption updates, principally involving contract holder behavior associated with guaranteed minimum income benefit (“GMIB”) riders, resulted in a change in our estimate of expected future cash outflows and moved certain of those cash flows from the accrual-based insurance liabilities model to fair value-based embedded derivatives model. This change in accounting estimate and the resulting charge to earnings were primarily due to an increase in the anticipated level of forced annuitizations where the non-life contingent portion is now reported as an embedded derivative. With more of the estimated future cash outflows being accounted for as embedded derivatives, the GMIB rider liabilities are more sensitive to market changes and thus may result in greater income statement volatility. In addition, in the third quarter of 2016, we performed the annual review of our actuarial assumptions for our remaining annuity and life businesses. Results for the year ended December 31, 2016 include a non-cash charge, net of DAC and income tax, of $1.7 billion associated with the annual assumption review.
We ceded the risk associated with certain of the variable annuities with guaranteed minimum benefits described in the preceding paragraphs. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by us with the exception of the input for nonperformance risk that reflects the credit of the reinsurer. However, because certain of the reinsured guarantees do not meet the definition of an embedded derivative and, thus are not accounted for at fair value, significant fluctuations in net income may occur when the change in the fair value of the reinsurance recoverable is recorded in net income without a corresponding and offsetting change in fair value of the directly written guaranteed liability.
Nonperformance Risk Adjustment
The valuation of our embedded derivatives includes an adjustment for the risk that we fail to satisfy our obligations, which we refer to as our nonperformance risk. The nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of Brighthouse Life Insurance Company as compared to MetLife, Inc. After the planned separation, the credit spread underlying the nonperformance risk adjustment will be based on Brighthouse’s creditworthiness instead of that of MetLife. This may impact the valuation of our embedded derivatives and therefore net income (loss) in the period of the change. A similar nonperformance risk adjustment is made to the ceded reinsurance asset.
See Note 9 of the Notes to the Consolidated Financial Statements for additional information on our derivatives and hedging programs.
Goodwill
Goodwill is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test.
For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, Step 2 of the analysis is performed where the implied fair value of the reporting unit goodwill is compared to the carrying value of that goodwill to measure the amount of impairment loss, if any. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business acquisition. The key inputs, judgments and assumptions necessary to determine the estimated fair value of the reporting unit include projected cash flows, the level of economic capital required to support the mix of business, the account value of in-force business, projections of renewed business and margins on such business, interest rates, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the reporting unit.

In the third quarter of 2016, the Company performed its annual goodwill impairment test on the Run-off reporting unit based upon data at June 30, 2016. The Company utilized an actuarial based embedded value approach, which estimates the net worth of the reporting unit and the value of existing business. Under this actuarial based methodology the fair value of the Run-off reporting unit was less than the carrying value, indicating a potential for goodwill impairment. Because the Run-off reporting unit is a closed block, we used a higher discount rate that reflects the expected risk-adjusted returns associated with such business. The use of a higher discount rate negatively impacted the fair value of this reporting unit. As a result, the Company performed Step 2 of the goodwill impairment process. This analysis indicated that the recorded goodwill associated with this reporting unit was not recoverable. Therefore, the Company recorded a non-cash charge of $381 million ($305 million, net of income tax) for the impairment of the entire goodwill balance which is reported in goodwill impairment on the consolidated statements of operations and comprehensive income for the year ended December 31, 2016.
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
Income Taxes
We provide for federal, and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Our accounting for income taxes represents our best estimate of various events and transactions. Tax laws are often complex and may be subject to differing interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions.
In establishing a liability for unrecognized tax benefits, assumptions may be made in determining whether, and to what extent, a tax position may be sustained. Once established, unrecognized tax benefits are adjusted when there is more information available or when events occur requiring a change.
Valuation allowances are established against deferred tax assets, particularly those arising from tax credit carryforwards, when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. The realization of deferred tax assets related to tax credit carryforwards depends upon the existence of sufficient taxable income within the carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in projecting future taxable income to determine whether or not valuation allowances should be established, as well as the amount of such allowances. See Note 1 of the Notes to the Consolidated Financial Statements for additional information relating to our determination of such valuation allowances.
We may be required to change our provision for income taxes when estimates used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported on the financial statements in the year these changes occur.
See Notes 1 and 15 of the Notes to the Consolidated Financial Statements for additional information on our income taxes.
Litigation Contingencies
From time to time, we are a party to a number of legal actions and are involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on our financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected on our consolidated financial statements.
See Note 16 of the Notes to the Consolidated Financial Statements for additional information regarding our assessment of litigation contingencies.
Dispositions
See Note 4 of the Notes to the Consolidated Financial Statements for information on the Company’s sale of its wholly-owned subsidiary, MAL.

Results of Operations
Consolidated Results
Business Overview. Annuity sales declined 23% primarily due to the suspension of sales by a major distributor and discontinuance of sales of our GMIB rider products. Life sales declined 28% primarily due to the U.S. Retail Advisor Force Divestiture. While overall sales declined, we did experience increases in certain products including our newest universal life product, our index-linked annuities and our latest generation variable annuity withdrawal guarantee product.
A significant portion of our net income is driven by separate account balances, particularly in our variable annuity business. Most directly, these balances determine asset-based fee income, but also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Average separate account balances declined in 2016 compared to 2015 due to unfavorable equity market impact and negative net flows as surrenders, withdrawals and benefits have exceeded new sales. While overall equity market performance was positive during 2016, the timing of a significant market decline in the third quarter of 2015 resulted in lower average balances during 2016. In 2016, we experienced positive net flows in the general account.

	Years Ended December 31,
	2016	2015
	(In millions)
Revenues
Premiums	$921	$1,433
Universal life and investment-type product policy fees	2,696	2,940
Net investment income	2,712	2,615
Other revenues	761	504
Net investment gains (losses)	(32)	36
Net derivative gains (losses)	(5,878)	(424)
Total revenues	1,180	7,104
Expenses
Policyholder benefits and claims	2,984	2,696
Interest credited to policyholder account balances	957	1,037
Goodwill impairment	381	—
Capitalization of DAC	(282)	(325)
Amortization of DAC and VOBA	(172)	595
Interest expense on debt	70	76
Other expenses	1,950	1,971
Total expenses	5,888	6,050
Income (loss) before provision for income tax	(4,708)	1,054
Provision for income tax expense (benefit)	(1,771)	215
Net income (loss)	$(2,937)	$839

The table below shows the components of our net income (loss), in addition to operating earnings for the years ended December 31, 2016 and 2015.

	Years Ended December 31,
	2016	2015
	(In millions)
GMLB Riders	$(3,552)	$(445)
Amortization of DAC and VOBA	4	(4)
Other derivative instruments	(1,789)	(180)
Net investment gains (losses)	(32)	36
Other adjustments	(473)	—
Operating earnings before provision for income tax	1,134	1,647
Income (loss) before provision for income tax	(4,708)	1,054
Provision for income tax expense (benefit)	(1,771)	215
Net income (loss)	$(2,937)	$839
Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
Income (loss) before provision for income tax decreased $5.8 billion ($3.8 billion, net of income tax) for the year ended December 31, 2016. In addition to lower operating earnings, this decrease was primarily due to unfavorable results from GMLB Riders, unfavorable changes in other derivative instruments, and a charge for goodwill impairment. Excluding the impact of the annual actuarial assumption review, income (loss) before provision for income tax decreased $3.4 billion ($2.2 billion, net of income tax).
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
GMLB Riders decreased income (loss) before provision for income tax by $3.1 billion ($2.0 billion, net of income tax), as our annual actuarial assumption review resulted in changes to assumptions regarding policyholder behavior which significantly increased the carrying value of the liabilities. This was partially offset by the favorable impacts on the liabilities due to market factors as well as higher fee income and favorable impacts to DAC amortization. See “— GMLB Riders — Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015.”
Amortization of DAC and VOBA. Lower DAC and VOBA amortization, excluding the amounts in GMLB Riders and operating earnings, increased income (loss) before provision for income tax by $8 million ($5 million, net of income tax), primarily due to lower profits resulting from net investment gains (losses) and net derivative gains (losses) related to life and annuity products.
Other Derivative Instruments. We have other derivative instruments, in addition to the hedges and embedded derivatives included in GMLB Riders, for which changes in fair value are recognized in net derivative gains (losses). The change in fair value of other derivative instruments decreased income (loss) before provision for income tax by $1.6 billion ($1.0 billion, net of income tax).
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
In 2016, in connection with the planned separation, we entered into additional interest rate swaps in order to protect the statutory capital of the company against further declines in interest rates.
The market impacts on the hedges are accounted for in net income (loss) while the offsetting economic impact on the items they are hedging are either not recognized or recognized through OCI in equity.

Changes in the fair value of freestanding derivatives decreased income (loss) before provision for income tax by $1.3 billion ($813 million, net of income tax), primarily due to the unfavorable changes in our receive fixed interest rate swaps and interest rate total return swaps resulting from long-term interest rates increasing in 2016, compared to decreasing in 2015.
Ceded reinsurance agreements covering certain life products are written on a coinsurance with funds withheld basis. The funds withheld component is accounted for as an embedded derivative with changes in the fair value recognized in net income (loss) in the period in which they occur. In addition, the changes in liability values of our index-linked annuity products that result from changes in the underlying equity index are accounted for as embedded derivatives. Unfavorable changes in the fair value of embedded derivatives decreased income (loss) before provision for income tax by $358 million ($233 million, net of income tax), primarily due to the unfavorable impact of an increase in equity index levels on our index-linked annuity products and an unfavorable change in the value of funds withheld assets due to rising interest rates.
Net Investment Gains (Losses). Unfavorable net investment gains (losses) decreased income (loss) before provision for income tax by $68 million ($44 million, net of income tax), primarily due to gains on sales of real estate joint ventures recognized in 2015 and impairments recognized in 2016. These decreases from real estate joint ventures were partially offset by lower impairments and net losses on sales of fixed maturity securities as well as gains on mortgage loans in 2016.
Other Adjustments. Other adjustments to determine operating earnings decreased income (loss) before provision for income tax by $473 million ($307 million, net of income tax), primarily due to an impairment of goodwill. See Note 11 of the Notes to the Consolidated Financial Statements.
Income Tax Expense (Benefit). Income tax benefit for the year ended December 31, 2016 was $1.8 billion, or 38% of income (loss) before provision for income tax, compared to income tax expense of $215 million, or 20% of income (loss) before provision for income tax, for the year ended December 31, 2015. Our effective tax rates differ from the U.S. statutory rate of 35% typically due to non-taxable investment income and tax credits. Our 2016 results include a $381 million ($305 million, net of income tax) non-cash charge for goodwill impairment. The tax benefit on this charge was limited to $76 million on the associated tax goodwill. Our 2016 results also include a $78 million benefit due to a deferred tax adjustment related to goodwill.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss) as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings allows analysis of our performance and facilitates comparisons to industry results. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings before provision for income tax decreased $513 million ($386 million, net of income tax) for the year ended December 31, 2016. Operating earnings is discussed in greater detail below.
Reconciliation of net income (loss) to operating earnings

	Years Ended December 31,
	2016	2015
	(In millions)
Net income (loss)	$(2,937)	$839
Add: Provision for income tax expense (benefit)	(1,771)	215
Net income (loss) before provision for income tax	(4,708)	1,054
Less: GMLB Riders	(3,552)	(445)
Less: Amortization of DAC and VOBA	4	(4)
Less: Other derivative instruments	(1,789)	(180)
Less: Net investment gains (losses)	(32)	36
Less: Other adjustments (1)	(473)	—
Operating earnings before provision for income tax	1,134	1,647
Less: Provision for income tax (expense) benefit	296	423
Operating earnings	$838	$1,224
__________________

(1)	See “— Non-GAAP and Other Financial Disclosures” for a listing of other adjustments to net income (loss).

Consolidated Results – Operating

	Years Ended December 31,
	2016	2015
	(In millions)
Fee income	$3,163	$3,001
Net investment spread	1,339	1,266
Insurance-related activities	(688)	(239)
Amortization of DAC and VOBA	(1,023)	(667)
Other expenses, net of DAC capitalization	(1,657)	(1,714)
Operating earnings before provision for income tax	1,134	1,647
Provision for income tax expense (benefit)	296	423
Operating earnings	$838	$1,224
Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The $386 million decrease in operating earnings primarily resulted from higher DAC amortization, higher insurance liabilities related to our universal life with secondary guarantees (“ULSG”) business and higher costs related to guaranteed minimum death benefits (“GMDBs”), partially offset by higher fee income. Excluding the impact of the annual actuarial assumption review, operating earnings decreased $303 million.
In the second quarter of 2016, we refined our actuarial model which calculates reserves for our ULSG products (“ULSG Model Change”). This change resulted in a one-time charge to operating earnings of $229 million, when compared to 2015. Of this one-time charge, $51 million was due to higher insurance-related liabilities combined with unfavorable adjustments related to unearned revenue and DAC. The change also resulted in a reduction of expected future gross profits, which drove our loss recognition margins negative, resulting in an increase in DAC amortization of $158 million and an additional increase in insurance-related liabilities of $20 million.
In the fourth quarter of 2016, we decided to cease sales of all ULSG products effective in early 2017. In conjunction with this decision, we moved the ULSG business out of the Life segment and into the Run-off segment so that the business can be separately managed from the remaining Life businesses by the Run-off segment manager (“ULSG Re-segmentation”). In accordance with our accounting policies, the move to a different segment required us to separately evaluate and test the ULSG business for loss recognition without being able to offset losses with future earnings from the variable and universal life business remaining in the Life segment. The re-segmentation and related loss recognition testing resulted in a decrease in both net income (loss) and operating earnings of $95 million, primarily from the write-off of DAC. There will be additional one-time charges if and when the current affiliated captive reinsurance companies are merged with and into BRCD.
As a further result of the lower expected future gross profits in our ULSG products, we expect future recurring increases in insurance-related liabilities for which $34 million was recognized in the third and fourth quarters of 2016, in addition to the one-time charges discussed above. The recurring amounts may increase if and when the current affiliated captive reinsurance companies are merged with and into BRCD.
Fee Income. Higher fee income increased operating earnings by $105 million, primarily due to:

•	a gain of $190 million from the recapture from an affiliate of a reinsurance agreement for certain single premium deferred annuity contracts (“SPDA Recapture”); partially offset by

•	a decrease of $97 million due to lower asset-based fees resulting from the lower separate account balances in our variable annuities business.
Excluding the impact of the annual actuarial assumption review, higher fee income increased operating earnings by $101 million.

Net Investment Spread. Higher net investment spread increased operating earnings by $47 million as higher net investment income and lower interest credited expense were partially offset by lower interest credited on the reinsurance receivable related to the SPDA Recapture. Net investment income increased primarily due to a higher average invested asset base, higher income on interest rate and currency derivatives, and higher returns on other limited partnership interests. These increases in net investment income were partially offset by lower yields on the reinvestment of fixed maturity securities and mortgage loans as well as lower returns on real estate joint ventures and other limited partnership interests. The average invested asset base increased primarily due to the SPDA Recapture and positive general account net flows from our life businesses, partially offset by funding agreement repayments. Interest credited expense decreased primarily due to lower average crediting rates in our annuities business in connection with the low interest rate environment.
Insurance-Related Activities. Insurance-related activities decreased operating earnings by $292 million, primarily due to:

•	a $129 million increase in insurance-related liabilities driven by GMDB costs related to higher claims, hedge losses and the liabilities increasing at a higher rate;

•	a $96 million increase in insurance-related liabilities resulting from the ULSG Model Change; and

•	a $46 million increase in insurance-related liabilities resulting from favorable adjustments, recognized in 2015, related to reinsurance agreements for certain life products.
Excluding the impact of the annual actuarial assumption review, insurance-related activities decreased operating earnings by $275 million.
Amortization of DAC and VOBA. Higher DAC and VOBA amortization decreased operating earnings by $231 million, primarily due to:

•
an increase of $200 million due to the ULSG Model Change and ULSG Re-segmentation, net of the impact of lower operating amortization recognized in 2016 compared to 2015, as a result of these loss recognition write-offs;

•	an increase in amortization of $78 million due to the net impact from recapture activity related to several ceded and assumed reinsurance agreements for certain traditional life products;

•	an increase in amortization of $67 million from changes in actuarial assumptions related to our variable annuity business discussed below; partially offset by

•	a decrease in amortization of $56 million from a recovery of DAC related to the SPDA Recapture;

•
a decrease in amortization of $37 million from lower actual margins or profits resulting from lower asset-based fees earned on the lower average separate account balances, which exceeded the inverse effect on amortization from lower expected future margins or profits due to the same decrease in asset-based fees; and

•	a decrease in amortization of $24 million due to lower profits earned on a closed block of universal life policies acquired through a prior acquisition.
Excluding the impact of the annual actuarial assumption review, higher amortization of DAC and VOBA decreased operating earnings by $161 million.
Other Expenses, Net of DAC Capitalization. Lower expenses increased operating earnings by $37 million, primarily due to the impacts from the U.S. Retail Advisor Force Divestiture and lower commission expense resulting from lower sales and reinsurance recapture activities. These decreases were partially offset by higher interest expense on funds withheld related to certain affiliated reinsurance agreements and higher software amortization as certain projects were completed and placed into service in 2016.
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

Income Tax Expense (Benefit). Income tax expense for the year ended December 31, 2016 was $296 million, or 26% of income (loss) before provision for income tax, compared to income tax expense of $423 million, or 26% of income (loss) before provision for income tax, for the year ended December 31, 2015. Our effective tax rate differs from the U.S. statutory rate of 35% typically due to non-taxable investment income and tax credits.
GMLB Riders
The following table presents the overall impact to income (loss) before provision for income tax from the performance of GMLB Riders for (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees, and (iv) associated DAC offsets for the years ended December 31, 2016 and 2015, respectively.

	Years Ended December 31,
	2016	2015
	(In millions)
Directly Written Liabilities	$(2,424)	$(1,108)
Assumed Reinsurance Liabilities	(58)	(79)
Total Liabilities	(2,482)	(1,187)
Core Hedges	(2,286)	76
Macro Overlay Hedges	(777)	(162)
Ceded Reinsurance	(6)	11
Total Hedges and Reinsurance	(3,069)	(75)
Directly Written Fees	784	716
Assumed Reinsurance Fees	25	27
Total Fees (1)	809	743
GMLB Riders before DAC Offsets	(4,742)	(519)
DAC Offsets	1,190	74
Total GMLB Riders	$(3,552)	$(445)
______________

(1)	Excludes living benefit fees of $74 million, included as a component of operating earnings, for both years ended December 31, 2016 and 2015.
Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
Unless otherwise noted, all amounts in the following discussion are net of income tax.
GMLB Riders decreased income (loss) before provision for income tax by $3.1 billion ($2.0 billion, net of income tax). Of this amount, an unfavorable change of $3.9 billion ($2.5 billion, net of income tax) was recorded in net derivative gains (losses). Excluding the impact of the annual actuarial assumption review, GMLB Riders decreased net income (loss) before provision for income tax by $844 million ($549 million, net of income tax).
GMLB Riders Liabilities
GMLB Riders liabilities represent our obligation to protect policyholders against the possibility that a downturn in the markets will reduce the specified benefits that can be claimed under the base annuity contract. Any periods of significant and/or sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our GMLB Riders liabilities. An increase in these liabilities would result in a decrease to our net income, which could be significant.
The change in the carrying value of GMLB Riders liabilities decreased income (loss) before provision for income tax by $1.3 billion ($842 million, net of income tax), primarily due to changes in actuarial assumptions related to rider utilization, partially offset by favorable change from equity market and interest rate impacts. Excluding the impact of the annual actuarial assumption review, the change in the carrying value of the GMLB Riders liabilities increased income before provision for income tax by $1.7 billion ($1.1 billion, net of income tax).

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
The unfavorable change in the fair value of GMLB Riders hedges and reinsurance decreased income (loss) before provision for income tax by $3.0 billion ($2.0 billion, net of income tax). This unfavorable change in value was primarily due to equity market impacts as well as the effect on the hedges of long-term interest rates increasing in 2016 compared to decreasing in 2015.
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
Higher GMLB Riders fees increased income (loss) before provision for income tax by $66 million ($43 million, net of income tax), primarily due to the impact from the roll-up of the average benefit base on which fees are assessed.
DAC Offsets
DAC offsets related to the impact of changes in each of the individual components of the GMLB Riders discussed above increased income (loss) before provision for income tax by $1.1 billion ($725 million, net of income tax). The DAC offset related to each component of the directly written GMLB Riders is determined by the same factors that impact the respective component, but generally in the opposite direction. There is no DAC related to assumed reinsurance and, accordingly, no DAC offset. Excluding the impact of the annual actuarial assumption review, DAC offsets increased income (loss) before provision for income tax by $409 million ($266 million, net of income tax).
GMLB Riders Actuarial Assumption Review
The annual assumption review, which is included in the amounts discussed above, resulted in an unfavorable impact for the year ended December 31, 2016, decreasing income (loss) before provision for income tax by $2.3 billion ($1.5 billion, net of income tax), primarily due to the following:

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

Off-Balance Sheet Arrangements
Collateral for Securities Lending and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $27 million and $23 million at estimated fair value at December 31, 2016 and 2015, respectively. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $564 million and $552 million at December 31, 2016 and 2015, respectively. See “— Liquidity and Capital Resources — Liquidity” and Note 9 of the Notes to the Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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
Liquidity and Capital Resources
Overview
Liquidity refers to our ability to generate adequate cash flows from our normal operations to meet the cash requirements of our operating, investing and financing activities. Capital refers to our long-term financial resources available to support our business operations and contribute to future growth. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of the businesses, timing of cash flows on investments and products, general economic conditions and access to the capital markets and the alternate sources of liquidity and capital described herein.
Historically, the Company could benefit from availability under an unsecured credit facility maintained by MetLife, Inc. and MetLife Funding, an affiliate, as a potential source of liquidity. In connection with the planned separation, Brighthouse has entered into a $3.0 billion three-year unsecured delayed draw term loan agreement and a $2.0 billion five-year senior unsecured revolving credit facility (collectively the “Brighthouse Credit Facilities”). In the future, Brighthouse may also establish an internal affiliated liquidity facility to provide liquidity within and across the combined group of Brighthouse companies. The Brighthouse Credit Facilities coupled with the potential internal affiliated liquidity facility will be a potential source of liquidity and capital to the Company.
Liquidity
Liquidity Management
Based upon the strength of our franchise, diversification of our businesses, strong financial fundamentals including strong cash flows from operations, substantial short-term liquidity and additional liquid assets in our investment portfolio, as well as the substantial funding sources available to us, we continue to believe we have access to ample liquidity to meet business requirements under current market conditions and reasonably possible stress scenarios. We continuously monitor and adjust our liquidity and capital plans for Brighthouse Life Insurance Company and its subsidiaries in light of market conditions, as well as changing needs and opportunities.

Sources and Uses of Liquidity and Capital
The principal cash inflows from operating activities come from insurance premiums, annuity considerations, deposit funds, and net investment income, while the principal cash outflows from operating activities are a result of life insurance and annuity products and operating expenses as well as income tax. We typically have a net cash outflow from investment activities because cash inflows from operating activities are reinvested in accordance with our asset and liability management discipline to fund insurance liabilities. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal financing cash flows come from deposits and withdrawals on policyholder account balances, repayments on debt, dividends on common stock and changes in collateral related to securities lending and derivative activities.
Short-term Liquidity and Liquid Assets
An integral part of our liquidity management includes managing our level of short-term liquidity and level of liquid assets. Short-term liquidity was $1.4 billion and $1.5 billion at December 31, 2016 and 2015, respectively. Liquid assets was $27.6 billion at both December 31, 2016 and 2015.
Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include those in connection with securities lending, derivatives and cash and investments on deposit with regulatory agencies.
Funding Agreements Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements to a variety of sources including special purpose entities, the Federal Home Loan Bank and the Federal Agricultural Mortgage Corporation. We had total obligations under funding agreements of $772 million and $4.1 billion at December 31, 2016 and 2015, respectively. During the years ended December 31, 2016, 2015 and 2014, we issued $6.1 billion, $17.1 billion and $16.0 billion, respectively, and repaid $9.4 billion, $17.9 billion and $17.7 billion, respectively, of funding agreements. See Note 5 of the Notes to the Consolidated Financial Statements.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the Annuities segment, lapses and surrenders tend to occur in the normal course of business. During the years ended December 31, 2016 and 2015, general account surrenders and withdrawals from annuity products were $1.7 billion and $2.0 billion, respectively. In the Run-Off segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2016 and 2015, we were obligated to return cash collateral pledged to the Company of $720 million and $1.6 billion, respectively. At December 31, 2016 and 2015, we had pledged cash collateral of $765 million and $70 million, respectively. With respect to OTC-bilateral derivatives in a net liability position that have financial strength contingent provisions, a one-notch downgrade in Brighthouse Life Insurance Company’s financial strength rating would not have increased our derivative collateral requirements at December 31, 2016. See Note 9 of the Notes to the Consolidated Financial Statements.
We pledge collateral from time to time in connection with funding agreements. See Note 5 of the Notes to the Consolidated Financial Statements.

Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $6.6 billion and $9.0 billion at December 31, 2016 and 2015, respectively. Of these amounts, $2.1 billion and $2.6 billion at December 31, 2016 and 2015, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2016 was $2.1 billion, all of which were U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See Note 8 of the Notes to the Consolidated Financial Statements.
Capital
We manage our capital position to maintain our financial strength ratings. See “Business — Company Ratings.” Our capital position is supported by our ability to generate strong cash flows within our businesses.
Affiliated Captive Reinsurance Transactions
Brighthouse Life Insurance Company cedes specific policy classes, including term life insurance, universal life insurance and secondary guarantees on universal life insurance to affiliated captive reinsurers. The statutory reserves of such affiliated captive reinsurers are supported by a combination of investment assets and letters of credit issued by unaffiliated financial institutions. MetLife, Inc. has committed to maintain the surplus of certain of these domestic affiliated captive reinsurers, as well as provided a guarantee of one such captive reinsurer’s repayment obligations on the letters of credit. We enter into reinsurance agreements with affiliated captive reinsurers for risk and capital management purposes, as well as to satisfy statutory reserve requirements related to universal and term life insurance policies.
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
The following non-GAAP financial measure should not be viewed as a substitute for the most directly comparable financial measure calculated in accordance with GAAP:

Non-GAAP financial measure:		Comparable GAAP financial measure:
(i)	operating earnings	(i)	net income (loss)

See “— Results of Operations” for a reconciliation of this measure to the most directly comparable historical GAAP measure. A reconciliation of this non-GAAP measure to the most directly comparable GAAP measure is not accessible on a forward-looking basis because we believe it is not possible without unreasonable efforts to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income (loss).
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
Premiums less Policyholder benefits and claims (excluding (a) GMIB costs, (b) pass through and market adjustments, (c) interest on future policy benefits and (d) amortization of deferred gain on reinsurance) plus the pass through of performance of ceded separate accounts.

(iv)	Amortization of DAC and VOBA	(iv)	Amortization of DAC and VOBA excluding amounts related to (a) net investment gains (losses), (b) net derivative gains (losses), (c) GMIB fees, (d) GMIB costs and (e) market value adjustments.
(v)	Other expenses, net of DAC capitalization	(v)	Other expenses reduced by capitalization of DAC and securitization entities expense.
(vi)	Provision for income tax expense (benefit)	(vi)	Tax impact of the above items.
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

•
Allocated equity is the portion of common stockholder’s equity that management allocates to each of its segments and sub-segments. See “— Forward-Looking Statements and Other Financial Information — Operating Earnings.”

Subsequent Events
See Note 18 of the Notes to the Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We are implementing an integrated process for managing risk exposures, which is coordinated among Brighthouse’s Risk Management, Treasury Actuarial and Investment Departments. The process is designed to assess and manage exposures on a consolidated company-wide basis. Brighthouse Financial, Inc. has established a Balance Sheet and Financial Risk Committee (“BSFRC”). The BSFRC, with a mandate from the Brighthouse Insurance Board of Directors, will be responsible for periodically reviewing all material financial risks to us and in the event risks exceed desired tolerances informing the Board of Directors, considering possible courses of action, and determining how best to resolve or mitigate such risks. In taking such actions, the BSFRC will consider industry best practices and the current economic environment. The BSFRC will also review and approve target investment portfolios in order to align them with our liability profile, and will establish guidelines and limits for various risk taking departments, such as the Investment Department. The membership of the BSFRC will include the following members of Brighthouse’s senior management: Chief Executive Officer, Chief Risk Officer, Chief Financial Officer and Chief Investment Officer. Prior to the distribution, MetLife’s Enterprise Risk Committee, through the activities of MetLife’s GRM Department, will continue to oversee Brighthouse Insurance’s risk management strategies and activities. Brighthouse’s Treasury Department will be responsible for coordinating our asset liability management strategies throughout the enterprise.
Our significant market risk management practices include, but are not limited to the following:

Interest rate risk management: To manage interest rate risk, we employ product design, pricing and ALM strategies to mitigate the potential effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset crediting rates for certain products. The Brighthouse ALM strategies include the use of derivatives and duration mismatch limits.
We analyze interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivatives. These projections involve evaluating the potential gain or loss on most of our in-force business under various increasing and decreasing interest rate environments. State insurance department regulations require that we perform some of these analyses annually as part of our review of the sufficiency of our regulatory reserves. We measure relative sensitivities of the value of our assets and liabilities to changes in key assumptions utilizing internal models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, fixed maturity securities and mortgage loan prepayments and defaults.
We also use common industry metrics, such as duration and convexity, to measure the relative sensitivity of asset and liability values to changes in interest rates. In computing the duration of liabilities, we consider all policyholder guarantees and how indeterminate policy elements such as interest credits or dividends are set. Each asset portfolio has a duration target based on the liability duration and the investment objectives of that portfolio.
Equity market and foreign currency exchange rate risk management: We employ reinsurance strategies to manage equity exposures. Key management objectives include limiting losses, minimizing exposures to significant risks, and providing additional capital capacity for future growth. We use foreign currency swaps and forwards to mitigate the exposure, risk of loss and financial statement volatility associated with foreign currency denominated fixed income investments.
Market Risk Fair Value Exposures
We regularly analyze our exposure to interest rate, equity market and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, equity markets and foreign currency exchange rates. We have exposure to market risk through our insurance and annuity operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in fair value resulting from changes in interest rates, equity markets and foreign currency exchange rates. We may have additional financial impacts, in addition to changes in fair value, which are beyond the scope of this discussion. See ‘Risk Factors” for additional disclosure regarding our market risk and related sensitivities.
Interest Rates
Our fair value exposure to changes in interest rates arises most significantly from our holdings of fixed maturity securities and mortgage loans, as well as our interest rate sensitive liabilities. Our fixed maturity securities include U. S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and asset-backed securities, while mortgage loans include commercial, agricultural and residential loans, all of which are mainly exposed to changes in medium and long term interest rates. Our interest rate sensitive liabilities include debt, policyholder account balances related to certain investment type contracts, and embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium and long-term interest rates) as fixed maturity securities. See “Risk Factors — Economic Environment and Capital Markets Related Risks” We are exposed to significant financial and capital markets risks which may adversely affect our results of operations, financial condition and liquidity, and may cause our net investment income and net income to vary from period to period.
Equity Market
Along with investments in equity securities, we have fair value exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as embedded derivatives on variable annuities with guaranteed minimum benefits and certain policyholder account balances.
Foreign Currency Exchange Rates
Our fair value exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans and certain liabilities. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and liabilities are the Euro and the British pound.

Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2016. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

•	the net present values of our interest rate sensitive exposures resulting from a 10% change (increase or decrease) in interest rates;

•	the estimated fair value of our equity positions due to a 10% change (increase or decrease) in equity market prices: and

•
the U.S. dollar equivalent of estimated fair values of our foreign currency exposures due to a 10% change (increase in the value of the U.S. dollar compared to the foreign currency or decrease in the value of the U.S. dollar compared to the foreign currency) in foreign currency exchange rates;

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. Our actual losses in any particular period may vary from the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•
interest sensitive liabilities do not include $35.1 billion of insurance contracts, which are accounted for on a book value basis. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a portion of the fair value changes of interest sensitive assets;

•	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgage loans;

•	foreign currency exchange rate risk is not isolated for certain embedded derivatives within host asset and liability contracts, as the risk on these instruments is reflected as equity;

•	for the derivatives that qualify as hedges, the impact on reported earnings may be materially different from the change in market values;

•	the analysis excludes real estate holdings and limited partnership interests; and

•	the model assumes that the composition of assets and liabilities remains unchanged throughout the period.
Accordingly, we use such models as tools and not as substitutes for the experience and judgment of our management. Based on the fair value of the financial instruments and our analysis of the impact of a 10% change (increase or decrease) in market rates and prices, we have determined that interest rate, equity market and foreign currency exchange rate exposures are material.
The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at:

December 31, 2016
(In millions)
Interest rate risk (1)	$1,642
Foreign currency exchange rate risk (1)	$103
Equity market risk (1)	$526
______________
(1) The risk sensitivities derived used a 10% increase to interest rates, a 10% weakening of the U.S. dollar against foreign currencies and a10% increase in equity prices.

The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments due to a 10% increase in yield curve by type of asset or liability at:

	December 31, 2016
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets
Fixed maturity securities		$51,785	$(1,128)
Equity securities		$300	—
Mortgage loans		$8,893	(106)
Policy loans		$1,177	(7)
Short-term investments		$926	—
Cash and cash equivalents		$1,888	—
Accrued investment income		$591	—
Premiums, reinsurance and other receivables		$3,675	(126)
Embedded derivatives within asset host contracts (2)		$241	(24)
Total assets			$(1,391)
Liabilities (3)
Policyholder account balances		$15,975	$184
Payables for collateral under securities loaned and other transactions		$7,362	—
Long-term debt		$1,060	23
Other liabilities		$194	17
Embedded derivatives within liability host contracts (2)		$3,690	514
Total liabilities			$738
Derivative Instruments
Interest rate swaps and interest rate total return swaps	$32,406	$(323)	$(832)
Interest rate floors	$2,100	$3	—
Interest rate caps	$12,042	$25	8
Interest rate futures	$1,288	$9	(64)
Interest rate options	$15,520	$136	(56)
Foreign currency swaps	$2,622	$316	(29)
Foreign currency forwards	$158	$9	—
Credit default swaps	$1,925	$28	—
Equity futures	$8,037	$38	(2)
Equity options	$37,501	$(37)	(15)
Variance swaps	$14,894	$(377)	1
Total rate of return swaps	$2,855	$(116)	—
Total derivative instruments			$(989)
Net Change			$(1,642)
______________

(1)	Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder.

(2)	Embedded derivatives are recognized in the balance sheet in the same caption as the host contract.

(3)
Excludes $35.1 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a portion of the fair value changes of interest sensitive assets.

Sensitivity to rising interest rates increased by $570 million, or 53%, to $1.6 billion at December 31, 2016 from $1.1 billion at December 31, 2015. The change was primarily due to an increase of $694 million from the use of derivatives by the Company as hedges against low rates. Sensitivity also increased as a result of increased rates, since the sensitivity is calculated based on a 10%increase in the yield curve and lengthening of asset durations.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% decrease in the U.S. dollar compared to all foreign currencies at:

	December 31, 2016
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in the Foreign Exchange Rate
	(In millions)
Assets
Fixed maturity securities		$51,785	$167
Equity securities		$300	3
Mortgage loans		$8,893	2
Total assets			$172
Liabilities (2)
Policyholder account balances		$15,975	$(13)
Total liabilities			$(13)
Derivative Instruments
Interest rate swaps and interest rate total return swaps	$32,406	$(323)	$—
Interest rate floors	$2,100	$3	—
Interest rate caps	$12,042	$25	—
Interest rate futures	$1,288	$9	—
Interest rate options	$15,520	$136	—
Foreign currency swaps	$2,622	$316	(250)
Foreign currency forwards	$158	$9	(11)
Credit default swaps	$1,925	$28	—
Equity futures	$8,037	$38	—
Equity index options	$37,501	$(37)	(1)
Equity variance swaps	$14,894	$(377)	—
Total rate of return swaps	$2,855	$(116)	—
Total derivative instruments			$(262)
Net Change			$(103)
______________

(1)
Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder. Mortgage loans exclude $136 million related to consolidated securitization entities (“CSEs”). See Note 8 of the notes to consolidated financial statements for information regarding CSEs.

Sensitivity to foreign currency exchange rates increased by $68 million, or 194%, to $103 million at December 31, 2016 from $35 million at December 31, 2015. This increase was primarily due to $108 million higher sensitivity on derivative hedges, which offsets the lower currency risk of foreign denominated assets of $37 million.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% increase in equity market price by type of asset or liability at:

	December 31, 2016
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% increase in Equity Prices
	(In millions)
Assets
Equity securities		$300	$30
Embedded derivatives within asset host contracts (2)		$241	(21)
Total assets			$9
Liabilities
Policyholder account balances		$15,975	$—
Embedded derivatives within liability host contracts (2)		$3,690	701
Total liabilities			$701
Derivative Instruments
Interest rate swaps and interest rate total return swaps	$32,406	$(323)	$—
Interest rate floors	$2,100	$3	—
Interest rate caps	$12,042	$25	—
Interest rate futures	$1,288	$9	—
Interest rate options	$15,520	$136	—
Foreign currency swaps	$2,622	$316	—
Foreign currency forwards	$158	$9	—
Credit default swaps	$1,925	$28	—
Equity futures	$8,037	$38	(803)
Equity index options	$37,501	$(37)	(129)
Equity variance swaps	$14,894	$(377)	10
Total rate of return swaps	$2,855	$(116)	(314)
Total derivative instruments			$(1,236)
Net Change			$(526)
______________

(1)
Does not necessarily represent those financial instruments solely subject to equity market price risk. Additionally, separate account assets and liabilities, which are equity market sensitive, are not included herein as any equity market risk is borne by the contractholder.

(2)	Embedded derivatives are recognized in the balance sheet in the same caption as the host contract.
Sensitivity to rising equity prices increased by $409 million, or 350%, to $526 million at December 31, 2016 from $117 million at December 31, 2015. This increase was primarily due to the expansion of our macro hedge program which we use as hedges against equity declines.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Brighthouse Life Insurance Company:
We have audited the accompanying consolidated balance sheets of Brighthouse Life Insurance Company (formerly MetLife Insurance Company USA) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brighthouse Life Insurance Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 28, 2017

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Balance Sheets
December 31, 2016 and 2015
(In millions, except share and per share data)

	2016	2015
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $49,312 and $50,154, respectively)	$51,785	$52,409
Equity securities available-for-sale, at estimated fair value (cost: $280 and $384, respectively)	300	409
Mortgage loans (net of valuation allowances of $38 and $36, respectively; includes $136 and $172, respectively, at estimated fair value, relating to variable interest entities)	8,884	7,262
Policy loans	1,093	1,266
Real estate and real estate joint ventures (includes $0 and $5, respectively, of real estate held-for-sale)	215	628
Other limited partnership interests	1,639	1,846
Short-term investments, principally at estimated fair value	926	1,737
Other invested assets, principally at estimated fair value	3,887	4,942
Total investments	68,729	70,499
Cash and cash equivalents, principally at estimated fair value	1,888	1,383
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	591	505
Premiums, reinsurance and other receivables	20,101	22,251
Deferred policy acquisition costs and value of business acquired	5,274	4,809
Current income tax recoverable	454	—
Deferred income tax receivable	1,018	—
Goodwill	—	381
Other assets	630	799
Separate account assets	100,588	101,735
Total assets	$199,273	$202,362
Liabilities and Stockholder’s Equity
Liabilities
Future policy benefits	$31,684	$29,894
Policyholder account balances	35,587	35,661
Other policy-related balances	3,384	3,549
Payables for collateral under securities loaned and other transactions	7,362	10,619
Long-term debt (includes $23 and $48, respectively, at estimated fair value, relating to variable interest entities)	804	836
Current income tax payable	—	20
Deferred income tax liability	—	803
Other liabilities (includes $1 and $1, respectively, relating to variable interest entities)	10,147	7,682
Separate account liabilities	100,588	101,735
Total liabilities	189,556	190,799
Contingencies, Commitments and Guarantees (Note 16)
Stockholder’s Equity
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	12,449	10,871
Retained earnings (deficit)	(4,209)	(1,011)
Accumulated other comprehensive income (loss)	1,402	1,628
Total stockholder’s equity	9,717	11,563
Total liabilities and stockholder’s equity	$199,273	$202,362
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2016, 2015 and 2014
(In millions)

	2016	2015	2014
Revenues
Premiums	$921	$1,433	$1,152
Universal life and investment-type product policy fees	2,696	2,940	3,193
Net investment income	2,712	2,615	2,669
Other revenues	761	504	539
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(16)	(16)	(6)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(3)	(9)	(6)
Other net investment gains (losses)	(13)	61	(457)
Total net investment gains (losses)	(32)	36	(469)
Net derivative gains (losses)	(5,878)	(424)	(181)
Total revenues	1,180	7,104	6,903
Expenses
Policyholder benefits and claims	2,984	2,696	2,764
Interest credited to policyholder account balances	957	1,037	1,062
Goodwill impairment	381	—	33
Amortization of deferred policy acquisition costs and value of business acquired	(172)	595	990
Other expenses	1,738	1,722	1,764
Total expenses	5,888	6,050	6,613
Income (loss) before provision for income tax	(4,708)	1,054	290
Provision for income tax expense (benefit)	(1,771)	215	(5)
Net income (loss)	$(2,937)	$839	$295
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2016, 2015 and 2014
(In millions)

	2016	2015	2014
Net income (loss)	$(2,937)	$839	$295
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(349)	(1,324)	1,953
Unrealized gains (losses) on derivatives	25	86	244
Foreign currency translation adjustments	(3)	(28)	(50)
Other comprehensive income (loss), before income tax	(327)	(1,266)	2,147
Income tax (expense) benefit related to items of other comprehensive income (loss)	101	468	(701)
Other comprehensive income (loss), net of income tax	(226)	(798)	1,446
Comprehensive income (loss)	$(3,163)	$41	$1,741
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Stockholder’s Equity
For the Years Ended December 31, 2016, 2015 and 2014
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2013	$86	$11,506	$(1,006)	$980	$11,566
Redemption of common stock	(11)	(895)	(484)		(1,390)
Capital contributions from MetLife, Inc.		244			244
Dividends paid to MetLife, Inc.			(155)		(155)
Net income (loss)			295		295
Other comprehensive income (loss), net of income tax				1,446	1,446
Balance at December 31, 2014	75	10,855	(1,350)	2,426	12,006
Capital contributions from MetLife, Inc.		16			16
Dividends paid to MetLife, Inc.			(500)		(500)
Net income (loss)			839		839
Other comprehensive income (loss), net of income tax				(798)	(798)
Balance at December 31, 2015	75	10,871	(1,011)	1,628	11,563
Capital contributions from MetLife, Inc.		1,578			1,578
Dividends paid to MetLife, Inc.			(261)		(261)
Net income (loss)			(2,937)		(2,937)
Other comprehensive income (loss), net of income tax				(226)	(226)
Balance at December 31, 2016	$75	$12,449	$(4,209)	$1,402	$9,717
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016, 2015 and 2014
(In millions)

	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$(2,937)	$839	$295
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	52	23	30
Amortization of premiums and accretion of discounts associated with investments, net	(197)	(204)	(166)
(Gains) losses on investments and from sales of businesses, net	32	(36)	469
(Gains) losses on derivatives, net	7,082	1,225	1,443
(Income) loss from equity method investments, net of dividends or distributions	26	108	(11)
Interest credited to policyholder account balances	957	1,037	1,062
Universal life and investment-type product policy fees	(2,696)	(2,940)	(3,193)
Goodwill impairment	381	—	33
Change in accrued investment income	(44)	9	124
Change in premiums, reinsurance and other receivables	(1,157)	(586)	(1,479)
Change in deferred policy acquisition costs and value of business acquired, net	(455)	270	711
Change in income tax	(2,195)	491	245
Change in other assets	2,060	2,127	2,258
Change in future policy benefits and other policy-related balances	2,197	2,104	1,398
Change in other liabilities	389	(267)	1,390
Other, net	(206)	5	(67)
Net cash provided by (used in) operating activities	3,289	4,205	4,542
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	39,080	35,704	20,249
Equity securities	175	308	98
Mortgage loans	1,518	1,059	2,428
Real estate and real estate joint ventures	446	512	28
Other limited partnership interests	417	425	255
Purchases of:
Fixed maturity securities	(34,906)	(39,298)	(24,520)
Equity securities	(58)	(273)	(41)
Mortgage loans	(2,803)	(2,515)	(343)
Real estate and real estate joint ventures	(75)	(109)	(209)
Other limited partnership interests	(203)	(233)	(345)
Cash received in connection with freestanding derivatives	707	223	788
Cash paid in connection with freestanding derivatives	(2,764)	(868)	(1,991)
Cash received under repurchase agreements	—	199	—
Cash paid under repurchase agreements	—	(199)	—
Cash received under reverse repurchase agreements	—	199	—
Cash paid under reverse repurchase agreements	—	(199)	—
Sale of business, net of cash and cash equivalents disposed of $0, $0 and $251, respectively	—	—	451
Sales of loans to affiliates	—	—	520
Net change in policy loans	109	(72)	52
Net change in short-term investments	882	(495)	3,581
Net change in other invested assets	7	(55)	(305)
Net cash provided by (used in) investing activities	$2,532	$(5,687)	$696
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Cash Flows — (continued)
For the Years Ended December 31, 2016, 2015 and 2014
(In millions)

	2016	2015	2014
Cash flows from financing activities
Policyholder account balances:
Deposits	$9,672	$19,970	$18,581
Withdrawals	(12,001)	(20,797)	(21,564)
Net change in payables for collateral under securities loaned and other transactions	(3,257)	3,118	703
Long-term debt issued	—	175	—
Long-term debt repaid	(26)	(235)	(1,379)
Financing element on certain derivative instruments, net	(1,011)	(81)	(414)
Redemption of common stock	—	—	(906)
Common stock redemption premium	—	—	(484)
Dividends paid to MetLife, Inc.	(261)	(500)	(155)
Capital contributions	1,568	11	231
Net cash provided by (used in) financing activities	(5,316)	1,661	(5,387)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	—	(2)	(45)
Change in cash and cash equivalents	505	177	(194)
Cash and cash equivalents, beginning of year	1,383	1,206	1,400
Cash and cash equivalents, end of year	$1,888	$1,383	$1,206
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$70	$77	$116
Income tax	$431	$(263)	$(221)
Non-cash transactions:
Capital contributions	$10	$5	$13
Transfer of fixed maturity securities from affiliates	$3,565	$—	$—
Transfer of mortgage loans from affiliates	$395	$—	$—
Transfer of short-term investments from affiliates	$94	$—	$—
Transfer of fixed maturity securities to affiliates	$346	$—	$804
Reduction of other invested assets in connection with reinsurance transactions	$676	$—	$—
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“Brighthouse Insurance” and the “Company” refer to Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA, “MetLife USA”), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). The Company offers a range of individual annuities and individual life insurance products.
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
On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. Additionally, on July 21, 2016, MetLife, Inc. announced that following the planned Separation, the separated business will be rebranded as Brighthouse Financial. On October 5, 2016, Brighthouse Financial, Inc., a subsidiary of MetLife, Inc. (“Brighthouse”), filed a registration statement on Form 10 (the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”). The information statement filed as an exhibit to the Form 10 disclosed that MetLife intends to include Brighthouse Insurance and certain affiliates in the proposed separated business and distribute at least 80.1% of the shares of Brighthouse’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. Effective March 6, 2017, and in connection with the planned Separation, the Company changed its name from MetLife Insurance Company USA to Brighthouse Life Insurance Company.
The ultimate form and timing of the planned Separation will be influenced by a number of factors, including regulatory considerations and economic conditions. MetLife continues to evaluate and pursue structural alternatives for the proposed Separation. The planned Separation remains subject to certain conditions, including among others, obtaining final approval from the MetLife, Inc. Board of Directors, receipt of a favorable ruling from the Internal Revenue Service (“IRS”) and an opinion from MetLife’s tax advisor regarding certain U.S. federal income tax matters, insurance and other regulatory approvals, and an SEC declaration of the effectiveness of the Form 10.
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
Consolidation
The accompanying consolidated financial statements include the accounts of Brighthouse Life Insurance Company and its subsidiaries, as well as partnerships and joint ventures in which the Company has control, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany accounts and transactions have been eliminated.
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.

Brighthouse Life Insurance Company
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

Accounting Policy	Note
Insurance	5
Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	6
Reinsurance	7
Investments	8
Derivatives	9
Fair Value	10
Income Tax	15
Litigation Contingencies	16

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Insurance
Future Policy Benefit Liabilities and Policyholder Account Balances
The Company establishes liabilities for amounts payable under insurance policies. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions that are in accordance with GAAP and applicable actuarial standards. The principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, policy renewal, retirement, disability incidence, disability terminations, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. These assumptions are established at the time the policy is issued and locked in and are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a block of business basis. For long duration insurance contracts, assumptions such as mortality, morbidity and interest rates are locked in upon the issuance of new business. However, significant adverse changes in experience on such contracts may require the establishment of premium deficiency reserves. Such reserves are determined based on the then current assumptions and do not include a provision for adverse deviation. To assess whether or not a premium deficiency exists, the Company groups insurance contracts based on the manner acquired, serviced, and the measurement of profitability. In applying the profitability criteria, groupings are limited by segment.
Liabilities for universal and variable life secondary guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the contract period based on total expected assessments. The assumptions used in estimating the secondary guarantee liabilities are consistent with those used for amortizing deferred policy acquisition costs (“DAC”), and are therefore subject to the same variability and risk as further discussed herein. The assumptions of investment performance and volatility for variable products are consistent with historical experience of the appropriate underlying equity indices, such as the Standard & Poor’s Global Ratings (“S&P”) 500 Index. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.
The Company regularly reviews its assumptions supporting its estimates of actuarial liabilities for future policy benefits. For universal life and annuity product guarantees, assumptions are updated periodically, whereas for traditional life products, such as term life and non-participating whole life insurance, assumptions are established and locked in at inception but reviewed periodically to determine whether a premium deficiency exists that would trigger an unlocking of assumptions. Differences result in changes to the liability balances with related charges or credits to benefit expenses in the period in which the changes occur.
Policyholder account balances relate to contracts or contract features where the Company has no significant insurance risk.
See “— “Variable Annuity Guarantees” for additional information on the Company’s variable annuity guarantee features that are accounted for as insurance liabilities and recorded in future policy benefits, as well as the guarantee features that are accounted for at fair value as embedded derivatives and recorded in policyholder account balances.
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

Brighthouse Life Insurance Company
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
Recognition of Insurance Revenues and Deposits
Premiums related to traditional life and annuity contracts with life contingencies are recognized as revenues when due from policyholders. When premiums are due over a significantly shorter period than the period over which policyholder benefits are incurred, any excess profit is deferred and recognized into earnings in proportion to insurance in-force or, for annuities, the amount of expected future policy benefit payments.
Premiums related to non-medical health and disability contracts are recognized on a pro rata basis over the applicable contract term.
Deposits related to universal life-type and investment-type products are credited to policyholder account balances. Revenues from such contracts consist of fees for mortality, policy administration and surrender charges and are recorded in universal life and investment-type product policy fees in the period in which policyholder benefits and expenses are incurred. Amounts that are charged to earnings include interest credited and benefit claims incurred in excess of related policyholder account balances.
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

Brighthouse Life Insurance Company
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
The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated on the financial statements for reporting purposes.
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
Value of distribution agreements acquired (“VODA”) is reported in other assets and represents the present value of expected future profits associated with the expected future business derived from the distribution agreements acquired as part of a business combination. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. The VODA and VOCRA associated with past business combinations are amortized over useful lives ranging from 10 to 40 years and such amortization is included in other expenses. Each year, or more frequently if circumstances indicate a possible impairment exists, the Company reviews VODA and VOCRA to determine whether the asset is impaired.
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

Brighthouse Life Insurance Company
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
Premiums, fees and policyholder benefits and claims include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues. With respect to guaranteed minimum income benefits (“GMIBs”), a portion of the directly written GMIBs are accounted for as insurance liabilities, but the associated reinsurance agreements contain embedded derivatives. These embedded derivatives are included in premiums, reinsurance and other receivables with changes in estimated fair value reported in net derivative gains (losses).
If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in other liabilities and deposits made are included within premiums, reinsurance and other receivables. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other revenues or other expenses, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through other revenues or other expenses, as appropriate. Certain assumed non-life contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”), guaranteed minimum accumulation benefits (“GMABs”) and GMIBs are also accounted for as embedded derivatives with changes in estimated fair value reported in net derivative gains (losses).
Variable Annuity Guarantees
The Company issues directly and assumes from an affiliate through reinsurance certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value step-ups.
Certain of the Company’s variable annuity guarantee features are accounted for as insurance liabilities and recorded in future policy benefits while others are accounted for at fair value as embedded derivatives and recorded in policyholder account balances. Generally speaking, a guarantee is accounted for as an insurance liability if the guarantee is paid only upon either (i) the occurrence of a specific insurable event, or (ii) annuitization. Alternatively, a guarantee is accounted for as an embedded derivative if a guarantee is paid without requiring (i) the occurrence of specific insurable event, or (ii) the policyholder to annuitize, that is, the policyholder can receive the guarantee on a net basis. In certain cases, a guarantee may have elements of both an insurance liability and an embedded derivative and in such cases the guarantee is split and accounted for under both models. Further, changes in assumptions, principally involving behavior, can result in a change of expected future cash outflows of a guarantee between portions accounted for as insurance liabilities and portions accounted for as embedded derivatives.
Guarantees accounted for as insurance liabilities in future policy benefits include guaranteed minimum death benefits (“GMDBs”), the life contingent portion of the GMWBs and the portion of the GMIBs that require annuitization, as well as the life contingent portion of the expected annuitization when the policyholder is forced into an annuitization upon depletion of their account value.
These insurance liabilities are accrued over the accumulation phase of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios are based on best estimate assumptions consistent with those used to amortize DAC. When current estimates of future benefits exceed those previously projected or when current estimates of future assessments are lower than those previously projected, liabilities will increase, resulting in a current period charge to net income. The opposite result occurs when the current estimates of future benefits are lower than those previously projected or when current estimates of future assessments exceed those previously projected. At each reporting period, we update the actual amount of business remaining in-force, which impacts expected future assessments and the projection of estimated future benefits resulting in a current period charge or increase to earnings. See Note 5 for additional details of guarantees accounted for as insurance liabilities.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Guarantees accounted for as embedded derivatives in policyholder account balances include the non-life contingent portion of GMWBs, GMABs, and for GMIBs the non-life contingent portion of the expected annuitization when the policyholder is forced into an annuitization upon depletion of their account value, as well as the Guaranteed Principal Option.
The estimated fair values of guarantees accounted for as embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. At policy inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees. In valuing the embedded derivative, the percentage of fees included in the fair value measurement is locked-in at inception.
The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital market scenarios to determine an economic liability. The reported estimated fair value is then determined by taking the present value of these risk-free generated cash flows using a discount rate that incorporates a spread over the risk-free rate to reflect our nonperformance risk and adding a risk margin. For more information on the determination of estimated fair value, see Note 10 Fair Value.
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
Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premiums and accretion of discounts and is based on the estimated economic life of the securities, which for mortgage-backed and asset-backed securities (“ABS”) considers the estimated timing and amount of prepayments of the underlying loans. See Note 8 “Investments — Fixed Maturity and Equity Securities AFS — Methodology for Amortization of Premium and Accretion of Discount on Structured Securities”. The amortization of premium and accretion of discount of fixed maturity securities also takes into consideration call and maturity dates. Dividends on equity securities are recognized when declared.
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

Brighthouse Life Insurance Company
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
Real Estate Joint Ventures and Other Limited Partnership Interests
The Company uses the equity method of accounting for investments (“investees”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations, while the cost method is used when the Company has virtually no influence over the investee’s operations. The Company generally recognizes its share of the equity method investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period; while distributions on cost method investments are recognized as earned or received.
The Company routinely evaluates such investments for impairment. For equity method investees, the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. The Company considers its cost method investments for impairment when the carrying value of such investments exceeds the net asset value (“NAV”). The Company takes into consideration the severity and duration of this excess when determining whether the cost method investment is impaired.

Brighthouse Life Insurance Company
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

Brighthouse Life Insurance Company
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

Brighthouse Life Insurance Company
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
See “Variable Annuity Guarantees” for additional information on the accounting policy for embedded derivatives bifurcated from variable annuity host contracts.
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
Income Tax
Brighthouse Life Insurance Company and its includable subsidiaries join with MetLife, Inc. and its includable subsidiaries in filing a consolidated U.S. life and non-life federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended. Current taxes (and the benefits of tax attributes such as losses) are allocated to Brighthouse Life Insurance Company and its subsidiaries under the consolidated tax return regulations and a tax sharing agreement. Under the consolidated tax return regulations, MetLife, Inc. has elected the “percentage method” (and 100% under such method) of reimbursing companies for tax attributes e.g. net operating losses. As a result, 100% of tax attributes are reimbursed by MetLife, Inc. to the extent that consolidated federal income tax of the consolidated federal tax return group is reduced in a year by tax attributes. On an annual basis, each of the profitable subsidiaries pays to MetLife, Inc. the federal income tax which it would have paid based upon that year’s taxable income. If Brighthouse Life Insurance Company or its includable subsidiaries has current or prior deductions and credits (including but not limited to losses) which reduce the consolidated tax liability of the consolidated federal tax return group, the deductions and credits are characterized as realized (or realizable) by Brighthouse Life Insurance Company and its includable subsidiaries when those tax attributes are realized (or realizable) by the consolidated federal tax return group, even if Brighthouse Life Insurance Company or its includable subsidiaries would not have realized the attributes on a stand-alone basis under a “wait and see” method.

Brighthouse Life Insurance Company
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
The Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded on the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Unrecognized tax benefits due to tax uncertainties that do not meet the threshold are included within other liabilities and are charged to earnings in the period that such determination is made.
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

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. Estimated lives generally range from five to 10 years for leasehold improvements, and from three to seven years for all other property and equipment. The net book value of the property, equipment and leasehold improvements was insignificant at both December 31, 2016 and 2015.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $236 million and $254 million at December 31, 2016 and 2015, respectively. Accumulated amortization of capitalized software was $136 million and $107 million at December 31, 2016 and 2015, respectively. Related amortization expense was $37 million, less than $1 million and $2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Other Revenues
Other revenues primarily include, in addition to items described elsewhere herein, fee income on financial reinsurance agreements and broker-dealer fees.
Employee Benefit Plans
Through December 31, 2016, Metropolitan Life Insurance Company (“MLIC”) provided and the Company contributed to defined benefit pension and postemployment plans for its employees and retirees. MLIC also provides and the Company contributes to a postretirement medical and life insurance benefit plan for certain retired employees. The Company accounts for these plans as multiemployer benefit plans and as a result the assets, obligations and other comprehensive gains and losses of these benefit plans are not included on the consolidated balance sheet. Within its consolidated statement of operations, the Company has included expense associated with its participants in these plans. These plans also include participants from other affiliates of MLIC. The Company’s participation in these plans ceased December 31, 2016.
Defined Contribution Plans
Through December 31, 2016, MLIC provides and the Company contributes to a defined contribution plan sponsored by MLIC for substantially all employees under which a portion of employee contributions are matched. The Company’s participation in this plan ceased on December 31, 2016.
Foreign Currency
Assets, liabilities and operations of a foreign affiliate (owned in 2014) are recorded based on functional currency. The determination of the functional currency is made based on the appropriate economic and management indicators. The local currencies of foreign operations are the functional currencies. Assets and liabilities of this foreign affiliate are translated from the functional currency to U.S. dollars at the exchange rates in effect at each year-end and revenues and expenses are translated at the average exchange rates during the year. The resulting translation adjustments are charged or credited directly to OCI, net of applicable taxes. Gains and losses from foreign currency transactions, including the effect of re-measurement of monetary assets and liabilities to the appropriate functional currency, are reported as part of net investment gains (losses) in the period in which they occur.
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

Brighthouse Life Insurance Company
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
Adoption of New Accounting Pronouncements
Effective January 1, 2016, the Company adopted guidance relating to short-duration contracts. Upon adopting the new guidance, the Company updated the disclosure for the rollforward of the liability of the unpaid policy and contract claims to include incurred and paid long-duration life claims that are settled within one year. The Company’s liability for unpaid policy and contract claims includes incurred but not reported claims, as well as claims which have been reported but not yet settled. The net incurred and paid claims within the Company’s tabular rollforward are principally comprised of death benefits on long-duration life contracts. The adoption did not have an impact on the consolidated financial statements and given the Company’s minimal extent of short-duration insurance contracts did not require any other expanded disclosures.
Effective January 1, 2016, the Company retrospectively adopted new guidance relating to the consolidation of certain entities. The objective of the new standard is to improve targeted areas of the consolidation guidance and to reduce the number of consolidation models. The new consolidation standard provides guidance on how a reporting entity (i) evaluates whether the entity should consolidate limited partnerships and similar entities, (ii) assesses whether the fees paid to a decisionmaker or service provider are variable interests in a VIE, and (iii) assesses the variable interests in a VIE held by related parties of the reporting entity. The new guidance also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The adoption of the new guidance did not impact which entities are consolidated by the Company. The consolidated VIE assets and liabilities and unconsolidated VIE carrying amounts and maximum exposure to loss as of December 31, 2016, disclosed in Note 8, reflect the application of the new guidance.
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

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
In February 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance on derecognition of nonfinancial assets (Accounting Standards Update (“ASU”) 2017- 05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The new guidance clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term, “in-substance nonfinancial asset.” The ASU also adds guidance for partial sales of nonfinancial assets. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In January 2017, the FASB issued new guidance on business combinations (ASU 2017- 01, Business Combinations (Topic 805): Clarifying the Definition of a Business). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted as specified in the guidance. The new guidance clarifies the definition of a business and requires that an entity apply certain criteria in order to determine when a set of assets and activities qualifies as a business. The adoption of this standard will result in fewer acquisitions qualifying as businesses and, accordingly, acquisition costs for those acquisitions that do not qualify as businesses will be capitalized rather than expensed. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In November 2016, the FASB issued new guidance on restricted cash (ASU 2016-18, Statement of Cash Flows (Topic 230): a consensus of the FASB Emerging Issues Task Force). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a retrospective basis. Early adoption is permitted. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, the new guidance requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance does not provide a definition of restricted cash or restricted cash equivalents. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In October 2016, the FASB issued new guidance on consolidation evaluation for entities under common control (ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control). The new guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, and should be applied on a retrospective basis. Early adoption is permitted. The new guidance does not change the characteristics of a primary beneficiary under current GAAP. It changes how a reporting entity evaluates whether it is the primary beneficiary of a VIE by changing how a reporting entity that is a single decisionmaker of a VIE handles indirect interests in the entity held through related parties that are under common control with the reporting entity. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.
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
In August 2016, the FASB issued new guidance on cash flow statement presentation (ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied retrospectively to all periods presented. Early adoption is permitted in any interim or annual period. This ASU addresses diversity in how certain cash receipts and cash payments are presented and classified on the statement of cash flows. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses. The measurement of expected credit losses should be based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance requires that an OTTI on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses. The guidance also requires enhanced disclosures. The Company has assessed the asset classes impacted by the new guidance and is currently assessing the accounting and reporting system changes that will be required to comply with the new guidance. The Company believes that the most significant impact upon adoption will be to its mortgage loan investments. The Company is continuing to evaluate the overall impact of the new guidance on its consolidated financial statements.
In January 2016, the FASB issued new guidance (ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the FVO that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income. The Company has assessed the population of financial instruments that are subject to the new guidance and has determined that the most significant impact will be the requirement to report changes in fair value in net income each reporting period for all equity securities currently classified as AFS and to a lesser extent, other limited partnership interests and real estate joint ventures that are currently accounted for under the cost method. The population of these investments accounted for under the cost method is not material. The Company is continuing to evaluate the overall impact of this guidance on its consolidated financial statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014‑09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2017 and interim periods within those years. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The new guidance will supersede nearly all existing revenue recognition guidance under U.S. GAAP; however, it will not impact the accounting for insurance and investment contracts within the scope of Financial Services insurance (Topic 944), leases, financial instruments and guarantees. For those contracts that are impacted, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. Given the scope of the new revenue recognition guidance, the Company does not expect the adoption to have a material impact on its consolidated revenues or statements of operations, with the Company’s implementation efforts primarily focused on other revenues on the consolidated statements of operations.
Other
Effective January 3, 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. These amendments will impact the accounting treatment of the Company’s centrally cleared derivatives, for which the CME serves as the central clearing party. The application of the amended rulebook is expected to reduce the gross derivative assets and liabilities, as well as the related collateral, recorded on the consolidated balance sheet for trades cleared through the CME. The Company is currently evaluating the impact of these amendments on its consolidated financial statements. This change is not expected to impact the tax treatment of such derivatives, although the IRS is being asked to issue definitive guidance.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

2. Segment Information
In anticipation of the planned Separation, in the third quarter of 2016, the Company reorganized its businesses into three segments: Annuities, Life and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other. Also, in the fourth quarter of 2016, the Company moved the universal life policies with secondary guarantees (“ULSG”) business from the Life segment to the Run-off segment. These and certain other presentation changes were applied retrospectively and did not have an impact on total consolidated net income (loss) or operating earnings in the prior periods.
Annuities
The Annuities segment offers a variety of variable, fixed, index-linked and income annuities designed to address contractholders’ needs for protected wealth accumulation on a tax-deferred basis, wealth transfer and income security.
Life
The Life segment offers insurance products and services, including term, whole, universal and variable life products designed to address policyholders’ needs for financial security and protected wealth transfer, which may be provided on a tax-advantaged basis.
Run-off
The Run-off segment consists of products no longer actively sold and which are separately managed, including structured settlements, certain company-owned life insurance policies, bank-owned life insurance policies, funding agreements and ULSG.
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Additionally, Corporate & Other includes assumed reinsurance of certain variable annuity products from a former affiliated operating joint venture in Japan. Under this in-force reinsurance agreement, the Company reinsured living and death benefit guarantees issued in connection with variable annuity products. Also, Corporate & Other includes a reinsurance agreement to assume certain blocks of indemnity reinsurance from an affiliate. These reinsurance agreements were recaptured effective November 1, 2014. Corporate & Other also includes the elimination of intersegment amounts and a portion of MetLife’s U.S. insurance business sold direct to consumers.
Financial Measures and Segment Accounting Policies
Operating earnings is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is also the Company’s GAAP measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for net income (loss). The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings allows analysis of the Company’s performance and facilitates comparisons to industry results.
Operating earnings is defined as operating revenues less operating expenses, both net of income tax.

Brighthouse Life Insurance Company
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
The following are excluded from total expenses in calculating operating expenses:

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, benefits and hedging costs related to GMIBs (“GMIB Costs”) and market value adjustments associated with surrenders or terminations of contracts;

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
The tax impact of the adjustments mentioned above are calculated net of the U.S. or foreign statutory tax rate, which could differ from the Company’s effective tax rate.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2016, 2015 and 2014 and at December 31, 2016 and 2015. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Brighthouse Life Insurance Company
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

	Operating Results
Year Ended December 31, 2016	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings	$1,399	$(138)	$(63)	$(64)	$1,134
Provision for income tax expense (benefit)	411	(50)	(25)	(40)	296
Operating earnings	$988	$(88)	$(38)	$(24)	838
Adjustments for:
Net investment gains (losses)					(32)
Net derivative gains (losses)					(5,878)
Other adjustments to net income					68
Provision for income tax (expense) benefit					2,067
Net income (loss)					$(2,937)

Inter-segment revenues	$722	$(867)	$(127)	$(40)
Interest revenue	$1,412	$295	$1,235	$62
Interest expense	$—	$—	$—	$67

At December 31, 2016	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total assets	$141,111	$12,674	$39,261	$6,227	$199,273
Separate account assets	$95,450	$1,671	$3,467	$—	$100,588
Separate account liabilities	$95,450	$1,671	$3,467	$—	$100,588

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2015	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings	$1,318	$(54)	$590	$(207)	$1,647
Provision for income tax expense (benefit)	329	(21)	204	(89)	423
Operating earnings	$989	$(33)	$386	$(118)	1,224
Adjustments for:
Net investment gains (losses)					36
Net derivative gains (losses)					(424)
Other adjustments to net income					(205)
Provision for income tax (expense) benefit					208
Net income (loss)					$839

Inter-segment revenues	$590	$(740)	$(72)	$137
Interest revenue	$1,245	$296	$1,360	$(60)
Interest expense	$—	$—	$—	$68

At December 31, 2015	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total assets	$136,230	$12,805	$43,142	$10,185	$202,362
Separate account assets	$96,922	$1,580	$3,233	$—	$101,735
Separate account liabilities	$96,922	$1,580	$3,233	$—	$101,735

	Operating Results
Year Ended December 31, 2014	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings	$1,221	$(152)	$664	$(109)	$1,624
Provision for income tax expense (benefit)	295	(56)	227	(46)	420
Operating earnings	$926	$(96)	$437	$(63)	1,204
Adjustments for:
Net investment gains (losses)					(469)
Net derivative gains (losses)					(181)
Other adjustments to net income					(684)
Provision for income tax (expense) benefit					425
Net income (loss)					$295

Inter-segment revenues	$729	$(703)	$(275)	$66
Interest revenue	$1,177	$295	$1,384	$(109)
Interest expense	$—	$5	$—	$68

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Reconciliation of Company operating revenues to total revenues:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Annuities	$4,295	$4,528	$4,677
Life	725	738	568
Run-off	1,919	1,998	1,935
Total segment	6,939	7,264	7,180
Corporate & Other	176	188	134
Net investment gains (losses)	(32)	36	(469)
Net derivative gains (losses)	(5,878)	(424)	(181)
Other adjustments	(25)	40	239
Total	$1,180	$7,104	$6,903
The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Annuity products	$3,300	$3,568	$3,926
Life insurance products	1,055	1,176	953
Other products	23	133	5
Total	$4,378	$4,877	$4,884
Substantially all of the Company’s consolidated premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2016, 2015 and 2014.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

3. Mergers
In November 2014, MetLife Insurance Company of Connecticut, a wholly-owned subsidiary of MetLife, Inc., re-domesticated from Connecticut to Delaware, changed its name to MetLife Insurance Company USA and merged with its subsidiary, MLI-USA, and its affiliate, MLIIC, each a U.S. insurance company that issued variable annuity products in addition to other products, and Exeter, a former offshore, captive reinsurance subsidiary of MetLife, Inc. and affiliate of MetLife Insurance Company of Connecticut that mainly reinsured guarantees associated with variable annuity products (the “Mergers”). The surviving entity of the Mergers was MetLife USA. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013. Prior to the Mergers, 40,000,000 authorized shares of common stock, of which 30,000,000 shares were issued and outstanding, were converted to 4,000 authorized shares of common stock, of which 3,000 shares were issued and outstanding.
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
4. Disposition
In May 2014, the Company completed the sale of its wholly-owned subsidiary, MAL, for $702 million (£418 million) in net cash consideration. As a result of the sale, a loss of $608 million ($436 million, net of income tax), was recorded for the year ended December 31, 2014, which includes a reduction to goodwill of $112 million ($94 million, net of income tax). The loss is reflected within net investment gains (losses) on the consolidated statements of operations and comprehensive income (loss). Compared to the expected loss at the time of the sales agreement, the actual loss on the sale was increased by net income from MAL of $77 million for the year ended December 31, 2014. MAL’s results of operations are included in continuing operations. They were historically included in the Run-off segment.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

5. Insurance
Insurance Liabilities
Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2016	2015
	(In millions)
Annuities	$31,516	$27,370
Life	6,687	7,105
Run-off	25,027	27,463
Corporate & Other	7,425	7,166
Total	$70,655	$69,104
See Note 7 for discussion of affiliated reinsurance liabilities included in the table above.
Future policy benefits are measured as follows:

Product Type:	Measurement Assumptions:
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
Participating business represented 4% and 3% of the Company’s life insurance in-force at December 31, 2016 and 2015, respectively. Participating policies represented 45%, 43% and 39% of gross traditional life insurance premiums for the years ended December 31, 2016, 2015 and 2014, respectively.
Policyholder account balances are equal to: (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest, ranging from less than 1% to 8%, less expenses, mortality charges and withdrawals; and (iii) fair value adjustments relating to business combinations.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Insurance (continued)

Guarantees
The Company issues variable annuity products with guaranteed minimum benefits. GMABs, the non-life contingent portion of GMWBs and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 9. Guarantees accounted for as insurance liabilities include:

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

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Insurance (continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	GMDBs	GMIBs	Secondary Guarantees	Total
	(In millions)
Direct
Balance at January 1, 2014	$404	$1,155	$1,784	$3,343
Incurred guaranteed benefits (1)	231	285	590	1,106
Paid guaranteed benefits	(24)	—	—	(24)
Balance at December 31, 2014	611	1,440	2,374	4,425
Incurred guaranteed benefits	248	317	413	978
Paid guaranteed benefits	(36)	—	—	(36)
Balance at December 31, 2015	823	1,757	2,787	5,367
Incurred guaranteed benefits	331	300	752	1,383
Paid guaranteed benefits	(58)	—	—	(58)
Balance at December 31, 2016	$1,096	$2,057	$3,539	$6,692
Net Ceded/(Assumed)
Balance at January 1, 2014	$(205)	$(155)	$1,312	$952
Incurred guaranteed benefits (1)	175	98	477	750
Paid guaranteed benefits	1	—	—	1
Balance at December 31, 2014	(29)	(57)	1,789	1,703
Incurred guaranteed benefits	19	(9)	362	372
Paid guaranteed benefits	(33)	—	—	(33)
Balance at December 31, 2015	(43)	(66)	2,151	2,042
Incurred guaranteed benefits	41	(3)	594	632
Paid guaranteed benefits	(54)	(1)	—	(55)
Balance at December 31, 2016	$(56)	$(70)	$2,745	$2,619
Net
Balance at January 1, 2014	$609	$1,310	$472	$2,391
Incurred guaranteed benefits (1)	56	187	113	356
Paid guaranteed benefits	(25)	—	—	(25)
Balance at December 31, 2014	640	1,497	585	2,722
Incurred guaranteed benefits	229	326	51	606
Paid guaranteed benefits	(3)	—	—	(3)
Balance at December 31, 2015	866	1,823	636	3,325
Incurred guaranteed benefits	290	303	158	751
Paid guaranteed benefits	(4)	1	—	(3)
Balance at December 31, 2016	$1,152	$2,127	$794	$4,073
______________

(1)	See Note 7.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Insurance (continued)

Information regarding the Company’s guarantee exposure was as follows at:

	December 31,
	2016				2015
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$101,827		$57,370		$103,830		$58,615
Separate account value	$97,237		$56,048		$98,897		$57,284
Net amount at risk	$6,726	(4)	$2,906	(5)	$8,168	(4)	$2,088	(5)
Average attained age of contractholders	67 years		67 years		66 years		66 years

	December 31,
	2016	2015
	Secondary Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts
Total account value (3)	$7,176	$6,919
Net amount at risk (6)	$90,973	$90,940
Average attained age of policyholders	60 years	59 years
______________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)
Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the NARs presented reflect the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 7 for a discussion of GMxBs which have been reinsured.

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

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Insurance (continued)

Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2016	2015
	(In millions)
Fund Groupings:
Balanced	$49,224	$49,870
Equity	39,749	41,269
Bond	5,726	4,802
Money Market	654	768
Total	$95,353	$96,709
Obligations Under Funding Agreements
The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2016, 2015 and 2014, the Company issued $1.4 billion, $13.0 billion and $12.2 billion, respectively, and repaid $3.4 billion, $14.4 billion and $13.9 billion, respectively, of such funding agreements. As of December 31, 2016 and 2015, liabilities for funding agreements outstanding, which are included in policyholder account balances, were $127 million and $2.2 billion, respectively.
The Company is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh and holds common stock in certain regional banks in the FHLB system (“FHLBanks”). Holdings of common stock of FHLBanks, included in equity securities, were as follows as of:

	December 31,
	2016	2015
	(In millions)
FHLB of Pittsburgh	$44	$85
FHLB of Boston	$27	$36
FHLB of Des Moines	$4	$4
The Company has also entered into funding agreements with FHLBanks. The liability for such funding agreements is included in policyholder account balances. Information related to such funding agreements was as follows as of:

	Liability		Collateral
	December 31,
	2016	2015	2016		2015
	(In millions)
FHLB of Pittsburgh (1)	$500	$1,570	$3,765	(2)	$1,789	(2)
FHLB of Boston (1)	$50	$250	$144	(2)	$311	(2)
FHLB of Des Moines (1)	$95	$95	$266	(2)	$147	(2)
______________

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

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Insurance (continued)

(2)	Advances are collateralized by mortgage-backed securities. The amount of collateral presented is at estimated fair value.
Liabilities for Unpaid Claims and Claim Expenses
Information regarding the liabilities for unpaid claims and claim expense was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Balance at December 31 of prior period	$1,693	$1,483	$1,325
Less: Reinsurance recoverables	1,545	1,400	1,235
Net balance at December 31 of prior period	148	83	90
Cumulative adjustment (1)	67	—	—
Net balance at January 1,	215	83	90
Incurred related to:
Current year	638	105	3
Prior years (2)	(22)	—	2
Total incurred	616	105	5
Paid related to:
Current year	(613)	(30)	—
Prior years	(60)	(10)	(12)
Total paid	(673)	(40)	(12)
Net balance at December 31,	158	148	83
Add: Reinsurance recoverables	1,808	1,545	1,400
Balance at December 31,	$1,966	$1,693	$1,483
______________

(1)	Reflects the accumulated adjustment, net of reinsurance, upon implementation of the new guidance related to short-duration contracts. Prior periods have not been restated. See Note 1.

(2)
During 2016, 2015 and 2014, claims and claims adjustment expenses associated with prior years changed due to differences between the actual benefits paid and the expected benefits owed during those periods.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Insurance (continued)

Separate Accounts
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $100.6 billion and $101.5 billion at December 31, 2016 and 2015, respectively, for which the policyholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $33 million and $189 million at December 31, 2016 and 2015, respectively. The latter category consisted of bank owned life insurance contracts. The average interest rate credited on these contracts was 2.63% and 2.56% at December 31, 2016 and 2015, respectively.
For each of the years ended December 31, 2016, 2015 and 2014, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
See Note 1 for a description of capitalized acquisition costs.
Nonparticipating and Non-Dividend-Paying Traditional Contracts
The Company amortizes DAC and VOBA related to these contracts (primarily term insurance) over the appropriate premium paying period in proportion to the actual and expected future gross premiums that were set at contract issue. The expected premiums are based upon the premium requirement of each policy and assumptions for mortality, persistency and investment returns at policy issuance, or policy acquisition (as it relates to VOBA), include provisions for adverse deviation, and are consistent with the assumptions used to calculate future policy benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.
Participating, Dividend-Paying Traditional Contracts
The Company amortizes DAC related to these contracts over the estimated lives of the contracts in proportion to actual and expected future gross margins. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The future gross margins are dependent principally on investment returns, policyholder dividend scales, mortality, persistency, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns, expenses, persistency and other factor changes, as well as policyholder dividend scales, are reasonably likely to significantly impact the rate of DAC amortization. Each reporting period, the Company updates the estimated gross margins with the actual gross margins for that period. When the actual gross margins change from previously estimated gross margins, the cumulative DAC amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross margins exceed those previously estimated, the DAC amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross margins are below the previously estimated gross margins. Each reporting period, the Company also updates the actual amount of business in-force, which impacts expected future gross margins. When expected future gross margins are below those previously estimated, the DAC amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross margins are above the previously estimated expected future gross margins. Each period, the Company also reviews the estimated gross margins for each block of business to determine the recoverability of DAC balances.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Fixed and Variable Universal Life Contracts and Fixed and Variable Deferred Annuity Contracts
The Company amortizes DAC and VOBA related to these contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The amount of future gross profits is dependent principally upon returns in excess of the amounts credited to policyholders, mortality, persistency, benefit elections and withdrawals, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties, the effect of any hedges used and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns, expenses, persistency and benefit elections and withdrawals are reasonably likely to significantly impact the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross profits with the actual gross profits for that period. When the actual gross profits change from previously estimated gross profits, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross profits exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross profits are below the previously estimated gross profits. Each reporting period, the Company also updates the actual amount of business remaining in-force, which impacts expected future gross profits. When expected future gross profits are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross profits are above the previously estimated expected future gross profits. Each period, the Company also reviews the estimated gross profits for each block of business to determine the recoverability of DAC and VOBA balances.
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
The Company also periodically reviews other long-term assumptions underlying the projections of estimated gross margins and profits. These assumptions primarily relate to investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency, benefit elections and withdrawals and expenses to administer business. Management annually updates assumptions used in the calculation of estimated gross margins and profits which may have significantly changed. If the update of assumptions causes expected future gross margins and profits to increase, DAC and VOBA amortization will generally decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross margins and profits to decrease.
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

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
DAC
Balance at January 1,	$4,131	$4,162	$4,795
Capitalizations	282	325	279
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	1,348	188	(152)
Other expenses	(1,107)	(639)	(699)
Total amortization	241	(451)	(851)
Unrealized investment gains (losses)	(20)	95	(61)
Balance at December 31,	4,634	4,131	4,162
VOBA
Balance at January 1,	678	728	896
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	2	(19)	(1)
Other expenses	(71)	(125)	(138)
Total amortization	(69)	(144)	(139)
Unrealized investment gains (losses)	31	94	(29)
Balance at December 31,	640	678	728
Total DAC and VOBA
Balance at December 31,	$5,274	$4,809	$4,890
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2016	2015
	(In millions)
Annuities	$4,521	$3,510
Life	504	680
Run-off	112	510
Corporate & Other	137	109
Total	$5,274	$4,809

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding other intangibles was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
DSI
Balance at January 1,	$478	$522	$619
Capitalization	2	3	4
Amortization	(88)	(64)	(73)
Unrealized investment gains (losses)	(1)	17	(28)
Balance at December 31,	$391	$478	$522
VODA and VOCRA
Balance at January 1,	$125	$142	$159
Amortization	(15)	(17)	(17)
Balance at December 31,	$110	$125	$142
Accumulated amortization	$130	$115	$98
The estimated future amortization expense to be reported in other expenses for the next five years is as follows:

	VOBA	VODA and VOCRA
	(In millions)
2017	$108	$14
2018	$92	$13
2019	$78	$12
2020	$58	$11
2021	$50	$9
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

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Reinsurance (continued)

Annuities and Life
For annuities, the Company reinsures portions of the living and death benefit guarantees issued in connection with certain variable annuities to unaffiliated reinsurers. Under these reinsurance agreements, the Company pays a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. The value of embedded derivatives on the ceded risk is determined using a methodology consistent with the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer. The Company reinsures 100% of certain variable annuity risks to an affiliate. The Company also assumes 100% of the living and death benefit guarantees issued in connection with certain variable annuities issued by certain affiliates.
For its life products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. The Company currently reinsures 90% of the mortality risk in excess of $2 million for most products. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, the Company may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount the Company retains. The Company also reinsures portions of the risk associated with certain whole life policies to an affiliate and assumes certain term life policies and universal life policies with secondary death benefit guarantees issued by an affiliate. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time.
Corporate & Other
The Company reinsures, through 100% quota share reinsurance agreements certain run-off long-term care and workers’ compensation business written by the Company.
Catastrophe Coverage
The Company has exposure to catastrophes which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at both December 31, 2016 and 2015, were not significant.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts and funds withheld accounts. The Company had $2.6 billion and $2.4 billion of unsecured unaffiliated reinsurance recoverable balances at December 31, 2016 and 2015, respectively.
At December 31, 2016, the Company had $9.1 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $7.8 billion, or 86%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.5 billion of net unaffiliated ceded reinsurance recoverables which were unsecured. At December 31, 2015, the Company had $8.5 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $7.4 billion, or 87%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.5 billion of net unaffiliated ceded reinsurance recoverables which were unsecured.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Reinsurance (continued)

The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Premiums
Direct premiums	$2,117	$2,281	$2,226
Reinsurance assumed	79	297	94
Reinsurance ceded	(1,275)	(1,145)	(1,168)
Net premiums	$921	$1,433	$1,152
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$3,476	$3,607	$3,610
Reinsurance assumed	129	142	398
Reinsurance ceded	(909)	(809)	(815)
Net universal life and investment-type product policy fees	$2,696	$2,940	$3,193
Other revenues
Direct other revenues	$259	$258	$259
Reinsurance assumed	87	—	28
Reinsurance ceded	415	246	252
Net other revenues	$761	$504	$539
Policyholder benefits and claims
Direct policyholder benefits and claims	$5,909	$4,807	$4,797
Reinsurance assumed	128	305	263
Reinsurance ceded	(3,053)	(2,416)	(2,296)
Net policyholder benefits and claims	$2,984	$2,696	$2,764
Interest credited to policyholder account balances
Direct interest credited to policyholder account balances	$1,027	$1,104	$1,125
Reinsurance assumed	75	78	76
Reinsurance ceded	(145)	(145)	(139)
Net interest credited to policyholder account balances	$957	$1,037	$1,062
Amortization of deferred policy acquisition costs and value of business acquired
Direct amortization of deferred policy acquisition costs and value of business acquired	$(114)	$630	$958
Reinsurance assumed	148	8	100
Reinsurance ceded	(206)	(43)	(68)
Net amortization of deferred policy acquisition costs and value of business acquired	$(172)	$595	$990
Other expenses
Direct other expenses	$1,482	$1,512	$1,566
Reinsurance assumed	35	47	6
Reinsurance ceded	221	163	192
Net other expenses	$1,738	$1,722	$1,764

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Reinsurance (continued)

The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2016				2015
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$1,143	$23	$18,935	$20,101	$630	$162	$21,459	$22,251
Deferred policy acquisition costs and value of business acquired	6,020	71	(817)	5,274	5,467	219	(877)	4,809
Total assets	$7,163	$94	$18,118	$25,375	$6,097	$381	$20,582	$27,060
Liabilities
Future policy benefits	$31,567	$234	$(117)	$31,684	$28,670	$1,294	$(70)	$29,894
Policyholder account balances	34,635	952	—	35,587	34,764	897	—	35,661
Other policy-related balances	1,027	1,677	680	3,384	990	1,804	755	3,549
Other liabilities	4,466	12	5,669	10,147	2,566	86	5,030	7,682
Total liabilities	$71,695	$2,875	$6,232	$80,802	$66,990	$4,081	$5,715	$76,786
Effective December 1, 2016, the Company terminated two agreements with an unaffiliated reinsurer which covered 90% of the liabilities on certain participating whole life insurance policies issued between April 1, 2000 and December 31, 2001 by MLIC. This termination resulted in a decrease in other invested assets of $713 million, a decrease in deferred policy acquisition costs and value of business acquired of $95 million, a decrease in future policy benefits of $654 million, and a decrease in other liabilities of $43 million. The Company recognized a loss of approximately $72 million, net of income tax, as a result of this transaction.
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $2.0 billion and $6.0 billion at December 31, 2016 and 2015, respectively. The deposit liabilities on reinsurance was $1 million at both December 31, 2016 and 2015.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including MLIC, MetLife Reinsurance Company of South Carolina, Brighthouse Life Insurance Company of NY (“Brighthouse NY”), General American Life Insurance Company (“GALIC”), MetLife Europe d.a.c., MetLife Reinsurance Company of Vermont (“MRV”), New England Life Insurance Company (“NELICO”), MetLife Reinsurance Company of Delaware (“MRD”), Delaware American Life Insurance Company (“DELAM”) and American Life Insurance Company (“ALICO”), all of which are related parties.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Reinsurance (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Premiums
Reinsurance assumed	$34	$227	$55
Reinsurance ceded	(928)	(783)	(830)
Net premiums	$(894)	$(556)	$(775)
Universal life and investment-type product policy fees
Reinsurance assumed	$129	$142	$291
Reinsurance ceded	(359)	(299)	(361)
Net universal life and investment-type product policy fees	$(230)	$(157)	$(70)
Other revenues
Reinsurance assumed	$56	$—	$28
Reinsurance ceded	414	246	252
Net other revenues	$470	$246	$280
Policyholder benefits and claims
Reinsurance assumed	$91	$255	$229
Reinsurance ceded	(1,304)	(925)	(942)
Net policyholder benefits and claims	$(1,213)	$(670)	$(713)
Interest credited to policyholder account balances
Reinsurance assumed	$75	$78	$76
Reinsurance ceded	(145)	(145)	(139)
Net interest credited to policyholder account balances	$(70)	$(67)	$(63)
Amortization of deferred policy acquisition costs and value of business acquired
Reinsurance assumed	$49	$24	$90
Reinsurance ceded	(189)	(40)	(63)
Net amortization of deferred policy acquisition costs and value of business	$(140)	$(16)	$27
Other expenses
Reinsurance assumed	$19	$41	$2
Reinsurance ceded	242	186	219
Net other expenses	$261	$227	$221

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Reinsurance (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	December 31,
	2016		2015
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$23	$9,661	$129	$12,746
Deferred policy acquisition costs and value of business acquired	71	(803)	120	(861)
Total assets	$94	$8,858	$249	$11,885
Liabilities
Future policy benefits	$213	$(117)	$630	$(70)
Policyholder account balances	952	—	897	—
Other policy-related balances	1,677	680	1,785	755
Other liabilities	10	5,344	27	4,691
Total liabilities	$2,852	$5,907	$3,339	$5,376
The Company assumes risks from affiliates related to guaranteed minimum benefit guarantees written directly by the affiliates. These assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within policyholder account balances and were $952 million and $897 million at December 31, 2016 and 2015, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($45) million, ($59) million and ($541) million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company ceded two blocks of business to two affiliates on a 90% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and increased the funds withheld balance by $285 million and $244 million at December 31, 2016 and 2015, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($41) million, $137 million and ($348) million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. This ceded reinsurance agreement contains embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with this cession is included within premiums, reinsurance and other receivables and were $3 million and $4 million at December 31, 2016 and 2015, respectively. Net derivative gains (losses) associated with the embedded derivatives were less than ($1) million, less than $1 million, and $4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
In April 2016, the Company recaptured risks related to certain single premium deferred annuity contracts previously reinsured to MLIC. As a result of this recapture, the significant effects to the Company were an increase in investments and cash and cash equivalents of $4.3 billion and an increase in DAC of $87 million, offset by a decrease in premiums, reinsurance and other receivables of $4.0 billion. The Company recognized a gain of $246 million, net of income tax, as a result of this recapture.
In December 2015, the Company entered into a reinsurance agreement to cede one block of business to MRD on a 90% coinsurance with funds withheld basis. This agreement covers certain term life policies issued in 2015 by the Company. This agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $83 million and $126 million at December 31, 2016 and 2015, respectively. The Company also recorded a funds withheld liability and other reinsurance payables, included in other liabilities, which were $34 million and $79 million at December 31, 2016 and 2015, respectively. The Company’s consolidated statement of operations and comprehensive income (loss) includes a loss for this agreement of $27 million and no income for the years ended December 31, 2016 and 2015, respectively.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Reinsurance (continued)

In December 2014, the Company entered into a reinsurance agreement to cede two blocks of business to MRD on a 90% coinsurance with funds withheld basis. This agreement covers certain term and certain universal life policies issued in 2014 by the Company. This agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $136 million and $81 million at December 31, 2016 and 2015, respectively. The Company also recorded a funds withheld liability and other reinsurance payables, included in other liabilities, which were $83 million and $23 million at December 31, 2016 and 2015, respectively. The Company’s consolidated statement of operations and comprehensive income (loss) includes a gain for this agreement of $3 million, a loss of $17 million and a loss of less than $1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $2.4 billion and $6.3 billion of unsecured affiliated reinsurance recoverable balances at December 31, 2016 and 2015, respectively.
Affiliated reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on affiliated reinsurance were $1.8 billion and $5.8 billion at December 31, 2016 and 2015, respectively. There were no deposit liabilities on affiliated reinsurance at both December 31, 2016 and 2015.
8. Investments
See Note 10 for information about the fair value hierarchy for investments and the related valuation methodologies.
Investment Risks and Uncertainties
Investments are exposed to the following primary sources of risk: credit, interest rate, liquidity, market valuation, currency and real estate risk. The financial statement risks, stemming from such investment risks, are those associated with the determination of estimated fair values, the diminished ability to sell certain investments in times of strained market conditions, the recognition of impairments, the recognition of income on certain investments and the potential consolidation of VIEs. The use of different methodologies, assumptions and inputs relating to these financial statement risks may have a material effect on the amounts presented on the consolidated financial statements.
The determination of valuation allowances and impairments is highly subjective and is based upon periodic evaluations and assessments of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.
The recognition of income on certain investments (e.g. structured securities, including mortgage-backed securities, ABS and certain structured investment transactions) is dependent upon certain factors such as prepayments and defaults, and changes in such factors could result in changes in amounts to be earned.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Fixed Maturity and Equity Securities AFS
Fixed Maturity and Equity Securities AFS by Sector
The following table presents the fixed maturity and equity securities AFS by sector. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities and non-redeemable preferred stock is reported within equity securities. Included within fixed maturity securities are structured securities including RMBS, commercial mortgage-backed securities (“CMBS”) and ABS (collectively, “Structured Securities”).

	December 31, 2016					December 31, 2015
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
					(In millions)
Fixed maturity securities:
U.S. corporate	$17,583	$1,158	$235	$—	$18,506	$16,160	$979	$393	$—	$16,746
U.S. government and agency	10,517	1,221	188	—	11,550	12,562	1,297	53	—	13,806
RMBS	6,722	194	101	—	6,815	8,391	201	95	19	8,478
Foreign corporate	5,512	201	158	—	5,555	4,995	153	194	—	4,954
State and political subdivision	2,633	305	24	—	2,914	2,398	321	13	1	2,705
CMBS (1)	2,837	26	26	(1)	2,838	2,303	20	23	(1)	2,301
ABS	2,562	11	12	—	2,561	2,694	14	34	—	2,674
Foreign government	946	111	11	—	1,046	651	104	10	—	745
Total fixed maturity securities	$49,312	$3,227	$755	$(1)	$51,785	$50,154	$3,089	$815	$19	$52,409
Equity securities:
Non-redeemable preferred stock	$180	$6	$9	$—	$177	$217	$16	$9	$—	$224
Common stock	100	23	—	—	123	167	23	5	—	185
Total equity securities	$280	$29	$9	$—	$300	$384	$39	$14	$—	$409
______________

(1)
The noncredit loss component of OTTI losses for CMBS was in an unrealized gain position of $1 million at both December 31, 2016 and 2015, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $5 million and $11 million with unrealized gains (losses) of less than $1 million and $1 million at December 31, 2016 and 2015, respectively.
Methodology for Amortization of Premium and Accretion of Discount on Structured Securities
Amortization of premium and accretion of discount on Structured Securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for Structured Securities are estimated using inputs obtained from third-party specialists and based on management’s knowledge of the current market. For credit-sensitive Structured Securities and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis. For all other Structured Securities, the effective yield is recalculated on a retrospective basis.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2016:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,801	$8,096	$8,570	$18,724	$12,121	$49,312
Estimated fair value	$1,805	$8,460	$8,684	$20,622	$12,214	$51,785
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

	December 31, 2016				December 31, 2015
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$3,525	$145	$625	$90	$4,569	$278	$571	$115
U.S. government and agency	3,548	188	—	—	4,037	53	—	—
RMBS	2,642	69	811	32	4,305	73	495	41
Foreign corporate	1,231	60	532	98	1,650	96	605	98
State and political subdivision	548	21	29	3	373	12	19	2
CMBS	1,307	22	164	3	1,346	21	44	1
ABS	433	4	461	8	1,818	28	194	6
Foreign government	228	10	4	1	130	9	6	1
Total fixed maturity securities	$13,462	$519	$2,626	$235	$18,228	$570	$1,934	$264
Equity securities:
Non-redeemable preferred stock	$57	$2	$40	$7	$25	$1	$40	$8
Common stock	—	—	—	—	6	5	1	—
Total equity securities	$57	$2	$40	$7	$31	$6	$41	$8
Total number of securities in an unrealized loss position	1,388		468		1,850		394

Brighthouse Life Insurance Company
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

•
When determining the amount of the credit loss for U.S. and foreign corporate securities, state and political subdivision securities and foreign government securities, the estimated fair value is considered the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, management considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process as described above, as well as any private and public sector programs to restructure such securities.

With respect to securities that have attributes of debt and equity (“perpetual hybrid securities”), consideration is given in the OTTI analysis as to whether there has been any deterioration in the credit of the issuer and the likelihood of recovery in value of the securities that are in a severe and extended unrealized loss position. Consideration is also given as to whether any perpetual hybrid securities, with an unrealized loss, regardless of credit rating, have deferred any dividend payments. When an OTTI loss has occurred, the OTTI loss is the entire difference between the perpetual hybrid security’s cost and its estimated fair value with a corresponding charge to earnings.
The cost or amortized cost of fixed maturity and equity securities is adjusted for OTTI in the period in which the determination is made. The Company does not change the revised cost basis for subsequent recoveries in value.

Brighthouse Life Insurance Company
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2016. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $80 million during the year ended December 31, 2016 to $754 million. The decrease in gross unrealized losses for the year ended December 31, 2016, was primarily attributable to narrowing credit spreads, partially offset by an increase in interest rates and, to a lesser extent, the impact of weakening foreign currencies on non-functional currency denominated fixed maturity securities.
At December 31, 2016, $57 million of the total $754 million of gross unrealized losses were from 15 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
The change in gross unrealized losses on equity securities was not significant during the year ended December 31, 2016.
Investment Grade Fixed Maturity Securities
Of the $57 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $53 million, or 93%, were related to gross unrealized losses on six investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $57 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $4 million, or 7%, were related to gross unrealized losses on nine below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over lower oil prices in the energy sector. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2016		2015
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans
Commercial	$6,211	69.9%	$5,331	73.4%
Agricultural	1,708	19.2	1,460	20.1
Residential	867	9.8	335	4.6
Subtotal	8,786	98.9	7,126	98.1
Valuation allowances	(38)	(0.4)	(36)	(0.5)
Subtotal mortgage loans, net	8,748	98.5	7,090	97.6
Commercial mortgage loans held by CSEs — FVO	136	1.5	172	2.4
Total mortgage loans, net	$8,884	100.0%	$7,262	100.0%
The Company purchases unaffiliated mortgage loans under a master participation agreement, from an affiliate, simultaneously with the affiliate’s origination or acquisition of mortgage loans. The aggregate amount of unaffiliated mortgage loan participation interests purchased by the Company from an affiliate during the years ended December 31, 2016, 2015 and 2014 were $2.3 billion, $2.0 billion and $360 million, respectively. In connection with the mortgage loan participations, the affiliate collected mortgage loan principal and interest payments on the Company’s behalf and the affiliate remitted such payments to the Company in the amount of $1.6 billion, $973 million and $1.0 billion during the years ended December 31, 2016, 2015 and 2014, respectively.
Purchases of mortgage loans from third parties were $619 million and $346 million for the years ended December 31, 2016 and 2015, respectively, and were primarily comprised of residential mortgage loans.
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

Brighthouse Life Insurance Company
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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value	Average Recorded Investment
	(In millions)
December 31, 2016
Commercial	$—	$—	$—	$—	$—	$6,211	$30	$—	$—
Agricultural	4	3	—	—	—	1,705	5	3	3
Residential	—	—	—	1	1	866	3	1	—
Total	$4	$3	$—	$1	$1	$8,782	$38	$4	$3
December 31, 2015
Commercial	$—	$—	$—	$—	$—	$5,331	$28	$—	$—
Agricultural	4	3	—	—	—	1,457	5	3	3
Residential	—	—	—	—	—	335	3	—	—
Total	$4	$3	$—	$—	$—	$7,123	$36	$3	$3
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $43 million, $3 million and $0, respectively, for the year ended December 31, 2014.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1, 2014	$31	$4	$—	$35
Provision (release)	(10)	—	—	(10)
Balance at December 31, 2014	21	4	—	25
Provision (release)	7	1	3	11
Balance at December 31, 2015	28	5	3	36
Provision (release)	2	—	—	2
Balance at December 31, 2016	$30	$5	$3	$38

Brighthouse Life Insurance Company
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

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Residential Mortgage Loan Portfolio Segment
The Company’s residential mortgage loan portfolio is comprised primarily of closed end, amortizing residential mortgage loans. For evaluations of residential mortgage loans, the key inputs of expected frequency and expected loss reflect current market conditions, with expected frequency adjusted, when appropriate, for differences from market conditions and historical experience. In contrast to the commercial and agricultural mortgage loan portfolios, residential mortgage loans are smaller-balance homogeneous loans that are collectively evaluated for impairment. Non-specific valuation allowances are established using the evaluation framework described above for pools of loans with similar risk characteristics from inputs that are unique to the residential segment of the loan portfolio. Loan specific valuation allowances are only established on residential mortgage loans when they have been restructured and are established using the methodology described above for all loan portfolio segments.
For residential mortgage loans, the Company’s primary credit quality indicator is whether the loan is performing or nonperforming. The Company generally defines nonperforming residential mortgage loans as those that are 60 or more days past due and/or in nonaccrual status which is assessed monthly. Generally, nonperforming residential mortgage loans have a higher risk of experiencing a credit loss.
Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(Dollars in millions)
December 31, 2016
Loan-to-value ratios
Less than 65%	$5,459	$214	$166	$5,839	94.0%	$5,922	94.2%
65% to 75%	281	—	19	300	4.8	294	4.7
76% to 80%	34	—	—	34	0.6	33	0.5
Greater than 80%	24	14	—	38	0.6	37	0.6
Total	$5,798	$228	$185	$6,211	100.0%	$6,286	100.0%
December 31, 2015
Loan-to-value ratios
Less than 65%	$4,659	$151	$100	$4,910	92.1%	$5,124	92.6%
65% to 75%	330	—	8	338	6.3	330	6.0
76% to 80%	—	—	—	—	—	—	—
Greater than 80%	44	25	14	83	1.6	80	1.4
Total	$5,033	$176	$122	$5,331	100.0%	$5,534	100.0%

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	December 31,
	2016		2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios
Less than 65%	$1,669	97.7%	$1,366	93.6%
65% to 75%	39	2.3	94	6.4
Total	$1,708	100.0%	$1,460	100.0%
The estimated fair value of agricultural mortgage loans was $1.7 billion and $1.5 billion at December 31, 2016 and 2015, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	December 31,
	2016		2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$856	98.7%	$331	98.8%
Nonperforming	11	1.3	4	1.2
Total	$867	100.0%	$335	100.0%
The estimated fair value of residential mortgage loans was $867 million and $345 million at December 31, 2016 and 2015, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing, mortgage loan portfolio, with over 99% of all mortgage loans classified as performing as of both December 31, 2016 and 2015. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial or agricultural mortgage loans past due and no commercial or agricultural mortgage loans in nonaccrual status at either December 31, 2016, or 2015. The recorded investment of residential mortgage loans past due and in nonaccrual status was $11 million and $4 million at December 31, 2016 and 2015, respectively.
Mortgage Loans Modified in a Troubled Debt Restructuring
The Company may grant concessions related to borrowers experiencing financial difficulties, which are classified as troubled debt restructurings. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concessions granted are considered in determining any impairment or changes in the specific valuation allowance. During the year ended December 31, 2016, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring. There were no mortgage loans modified in a troubled debt restructuring during the year ended December 31, 2015.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 9), operating joint venture, tax credit and renewable energy partnerships, leveraged leases and funds withheld.
Tax Credit Partnerships
The carrying value of tax credit partnerships was $41 million and $42 million at December 31, 2016 and 2015, respectively. Net investment income (loss) from tax credit partnerships were ($1) million for both of the years ended December 31, 2016 and 2015. Net investment income (loss) was $3 million for the year ended December 31, 2014.
Leveraged Leases
Investment in leveraged leases consisted of the following at:

	December 31,
	2016	2015
	(In millions)
Rental receivables, net	$87	$90
Estimated residual values	14	14
Subtotal	101	104
Unearned income	(32)	(33)
Investment in leveraged leases, net of non-recourse debt	$69	$71
Rental receivables are generally due in periodic installments. The payment periods for leveraged leases range from one to 16 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming rental receivables as those that are 90 days or more past due. At December 31, 2016 and 2015, all rental receivables were performing.
The deferred income tax liability related to leveraged leases was $74 million and $76 million at December 31, 2016 and 2015, respectively.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $1.6 billion and $1.1 billion at December 31, 2016 and 2015, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities AFS and the effect on DAC, VOBA, DSI and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in accumulated other comprehensive income (loss) (“AOCI”).

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Fixed maturity securities	$2,464	$2,265	$4,311
Fixed maturity securities with noncredit OTTI losses included in AOCI	1	(19)	(34)
Total fixed maturity securities	2,465	2,246	4,277
Equity securities	32	54	69
Derivatives	393	368	282
Short-term investments	(42)	—	—
Other	58	78	9
Subtotal	2,906	2,746	4,637
Amounts allocated from:
Future policy benefits	(550)	(56)	(503)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)	(1)	(2)
DAC, VOBA and DSI	(188)	(198)	(403)
Subtotal	(739)	(255)	(908)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	—	7	12
Deferred income tax benefit (expense)	(736)	(844)	(1,308)
Net unrealized investment gains (losses)	$1,431	$1,654	$2,433
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Years Ended December 31,
	2016	2015
	(In millions)
Balance at January 1,	$(19)	$(34)
Noncredit OTTI losses and subsequent changes recognized	3	9
Securities sold with previous noncredit OTTI loss	14	17
Subsequent changes in estimated fair value	3	(11)
Balance at December 31,	$1	$(19)

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Balance at January 1,	$1,654	$2,433	$941
Fixed maturity securities on which noncredit OTTI losses have been recognized	20	15	11
Unrealized investment gains (losses) during the year	140	(1,906)	2,807
Unrealized investment gains (losses) relating to:
Future policy benefits	(494)	447	(503)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	—	1	(2)
DAC, VOBA and DSI	10	205	(116)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(7)	(5)	(3)
Deferred income tax benefit (expense)	108	464	(702)
Balance at December 31,	$1,431	$1,654	$2,433
Change in net unrealized investment gains (losses)	$(223)	$(779)	$1,492
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s stockholder’s equity, other than the U.S. government and its agencies, at both December 31, 2016 and 2015.
Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2016	2015
	(In millions)
Securities on loan: (1)
Amortized cost	$5,895	$8,047
Estimated fair value	$6,555	$8,830
Cash collateral on deposit from counterparties (2)	$6,642	$8,981
Security collateral on deposit from counterparties (3)	$27	$23
Reinvestment portfolio — estimated fair value	$6,571	$8,938
______________

(1)	Included within fixed maturity securities and short-term investments.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	December 31, 2016				December 31, 2015
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$2,129	$1,906	$1,743	$5,778	$2,631	$3,140	$1,338	$7,109
U.S. corporate	—	480	—	480	9	302	—	311
Agency RMBS	—	—	274	274	—	939	579	1,518
Foreign corporate	—	58	—	58	—	—	—	—
Foreign government	—	52	—	52	1	42	—	43
Total	$2,129	$2,496	$2,017	$6,642	$2,641	$4,423	$1,917	$8,981
_____________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2016 was $2.1 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, non-agency RMBS, U.S. corporate securities and U.S. government and agency) with 48% invested in agency RMBS, short-term investments, U.S. government and agency, cash equivalents or held in cash at December 31, 2016. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes at:

	December 31,
	2016	2015
	(In millions)
Invested assets on deposit (regulatory deposits)	$7,642	$7,245
Invested assets held in trust (reinsurance agreements) (1)	721	952
Invested assets pledged as collateral (2)	3,548	2,801
Total invested assets on deposit, held in trust, and pledged as collateral	$11,911	$10,998
______________

(1)	The Company has held in trust certain investments, primarily fixed maturity securities, in connection with certain reinsurance transactions.

(2)	The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 5) and derivative transactions (see Note 9).
See “— Securities Lending” for information regarding securities on loan.

Brighthouse Life Insurance Company
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
The Company’s PCI fixed maturity securities were as follows at:

	December 31,
	2016	2015
	(In millions)
Outstanding principal and interest balance (1)	$1,423	$1,224
Carrying value (2)	$1,087	$911
______________

(1)	Represents the contractually required payments, which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest.
The following table presents information about PCI fixed maturity securities acquired during the periods indicated:

	Years Ended December 31,
	2016	2015
	(In millions)
Contractually required payments (including interest)	$525	$785
Cash flows expected to be collected (1)	$457	$698
Fair value of investments acquired	$322	$512
______________

(1)	Represents undiscounted principal and interest cash flow expectations, at the date of acquisition.
The following table presents activity for the accretable yield on PCI fixed maturity securities for:

	Years Ended December 31,
	2016	2015
	(In millions)
Accretable yield, January 1,	$400	$251
Investments purchased	135	186
Accretion recognized in earnings	(66)	(48)
Disposals	(11)	(8)
Reclassification (to) from nonaccretable difference	(50)	19
Accretable yield, December 31,	$408	$400

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Collectively Significant Equity Method Investments
The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $1.9 billion at December 31, 2016. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $1.1 billion at December 31, 2016. Except for certain real estate joint ventures, the Company’s investments in real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for the two of the most recent annual periods: 2015 and 2014. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of, and for, the years ended December 31, 2016, 2015 and 2014. Aggregate total assets of these entities totaled $285.1 billion and $294.3 billion at December 31, 2016 and 2015, respectively. Aggregate total liabilities of these entities totaled $26.3 billion and $46.3 billion at December 31, 2016 and 2015, respectively. Aggregate net income (loss) of these entities totaled $21.3 billion, $13.7 billion and $25.1 billion for the years ended December 31, 2016, 2015 and 2014, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
Variable Interest Entities
The Company has invested in certain entities (including CSEs) that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual and implied rights and obligations associated with each party’s relationship with or involvement in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity.
Consolidated VIEs
Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at December 31, 2016 and 2015.

	December 31,
	2016	2015
	(In millions)
CSEs: (1)
Assets:
Mortgage loans (commercial mortgage loans)	$136	$172
Accrued investment income	1	1
Total assets	$137	$173
Liabilities:
Long-term debt	$23	$48
Other liabilities	1	1
Total liabilities	$24	$49
______________

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

(1)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $95 million and $105 million at estimated fair value at December 31, 2016 and 2015, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2016		2015
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$10,789	$10,789	$13,453	$13,453
U.S. and foreign corporate	505	505	461	461
Other limited partnership interests	1,491	2,287	1,367	1,647
Real estate joint ventures	17	22	35	38
Other investments (3)	61	66	57	62
Total	$12,863	$13,669	$15,373	$15,661
______________

(1)
The maximum exposure to loss relating to fixed maturity and equity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties. There were no income tax credits and less than $1 million at December 31, 2016 and 2015, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

(3)	Other investments is comprised of other invested assets and non-redeemable preferred stock.
As described in Note 16, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the years ended December 31, 2016, 2015 and 2014.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Investment income:
Fixed maturity securities	$2,167	$2,010	$1,954
Equity securities	18	18	17
Mortgage loans	384	360	337
Policy loans	54	54	59
Real estate and real estate joint ventures	32	108	80
Other limited partnership interests	163	134	266
Cash, cash equivalents and short-term investments	18	8	5
Operating joint venture	11	11	2
Other	13	11	3
Subtotal	2,860	2,714	2,723
Less: Investment expenses	160	115	103
Subtotal, net	2,700	2,599	2,620
FVO CSEs — interest income — commercial mortgage loans	12	16	49
Net investment income	$2,712	$2,615	$2,669
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Industrial	$(13)	$(3)	$—
Consumer	—	(8)	(2)
Transportation	—	—	(2)
Total U.S. and foreign corporate securities	(13)	(11)	(4)
RMBS	(6)	(14)	(8)
OTTI losses on fixed maturity securities recognized in earnings	(19)	(25)	(12)
Fixed maturity securities — net gains (losses) on sales and disposals	2	(34)	26
Total gains (losses) on fixed maturity securities	(17)	(59)	14
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	(1)	(3)	(7)
Non-redeemable preferred stock	(1)	—	(8)
OTTI losses on equity securities recognized in earnings	(2)	(3)	(15)
Equity securities — net gains (losses) on sales and disposals	10	18	14
Total gains (losses) on equity securities	8	15	(1)
Mortgage loans	7	(11)	17
Real estate and real estate joint ventures	(34)	98	(4)
Other limited partnership interests	(7)	(1)	(9)
Other	11	(2)	43
Subtotal	(32)	40	60
FVO CSEs:
Commercial mortgage loans	(2)	(7)	(13)
Long-term debt — related to commercial mortgage loans	1	4	19
Non-investment portfolio gains (losses) (1)	1	(1)	(535)
Subtotal	—	(4)	(529)
Total net investment gains (losses)	$(32)	$36	$(469)
______________

(1)	Non-investment portfolio gains (losses) for the year ended December 31, 2014 includes a loss of $608 million related to the disposition of MAL as more fully described in Note 4.
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $8 million, ($6) million and $66 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Brighthouse Life Insurance Company
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

	Years Ended December 31,
	2016	2015	2014	2016	2015	2014
	Fixed Maturity Securities			Equity Securities
	(In millions)
Proceeds	$33,339	$29,937	$14,649	$48	$80	$57
Gross investment gains	$211	$165	$84	$10	$25	$15
Gross investment losses	(209)	(199)	(58)	—	(7)	(1)
OTTI losses	(19)	(25)	(12)	(2)	(3)	(15)
Net investment gains (losses)	$(17)	$(59)	$14	$8	$15	$(1)
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in OCI:

	Years Ended December 31,
	2016	2015
	(In millions)
Balance at January 1,	$52	$57
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	—	1
Additional impairments — credit loss OTTI on securities previously impaired	5	11
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(28)	(14)
Increase in cash flows — accretion of previous credit loss OTTI	(1)	(3)
Balance at December 31,	$28	$52
Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$1,465	$185	$1,441
Amortized cost of invested assets transferred to affiliates	$1,370	$169	$1,362
Net investment gains (losses) recognized on transfers	$27	$16	$79
Change in additional paid-in-capital recognized on transfers	$68	$—	$—
Estimated fair value of invested assets transferred from affiliates	$5,428	$928	$132
In April 2016, the Company received a transfer of investments and cash and cash equivalents totaling $4.3 billion for the recapture of risks related to certain single premium deferred annuity contracts previously reinsured to MLIC, an affiliate, which are included in the table above. See Note 7 for additional information related to these transfers.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

In July 2014, prior to the Mergers, the Company sold affiliated loans to other affiliates, which were included in other invested assets and in the table above, at an estimated fair value totaling $520 million and a $45 million gain was recognized in net investment gains (losses). Net investment income from these affiliated loans was $13 million for the year ended December 31, 2014.
The Company had affiliated loans outstanding to wholly-owned real estate subsidiaries of MLIC, which were included in mortgage loans, with a carrying value of $242 million at December 31, 2014. In August 2015 and November 2014, one affiliated loan with a carrying value of $132 million and two affiliated loans with a total carrying value of $120 million were repaid in cash prior to maturity. The remaining loan with a carrying value of $110 million was repaid in cash upon maturity in December 31, 2015. These affiliated loans were secured by interests in the real estate subsidiaries, which owned operating real estate with an estimated fair value in excess of the affiliated loans. Net investment income from these affiliated loans was $8 million and $34 million for the years ended December 31, 2015 and 2014, respectively. In addition, mortgage loan prepayment income earned from the three repayments prior to maturity described above was $31 million and $16 million for the years ended December 31, 2015 and 2014, respectively.
The Company receives investment administrative services from an affiliate. The related investment administrative service charges were $85 million, $68 million, and $62 million for the years ended December 31, 2016, 2015 and 2014, respectively.
See “— Mortgage Loans — Mortgage Loans by Portfolio Segment” for discussion of mortgage loan participation agreements with an affiliate.
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
Derivatives are financial instruments with values derived from interest rates, foreign currency exchange rates, credit spreads and/or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Certain of the Company’s OTC derivatives are cleared and settled through central clearing counterparties (“OTC-cleared”), while others are bilateral contracts between two counterparties (“OTC-bilateral”). The types of derivatives the Company uses include swaps, forwards, futures and option contracts. To a lesser extent, the Company uses credit default swaps to synthetically replicate investment risks and returns which are not readily available in the cash markets.
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

Brighthouse Life Insurance Company
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
To a lesser extent, the Company uses foreign currency forwards in nonqualifying hedging relationships.
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

Brighthouse Life Insurance Company
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
In an equity total return swap are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the LIBOR, calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses equity total return swaps to hedge its equity market guarantees in certain of its insurance products. Equity total return swaps can be used as hedges or to synthetically create investments. The Company utilizes equity total return swaps in nonqualifying hedging relationships.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2016			2015
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$310	$41	$—	$420	$38	$1
Cash flow hedges:
Interest rate swaps	Interest rate	45	7	—	230	60	—
Interest rate forwards	Interest rate	—	—	—	35	8	—
Foreign currency swaps	Foreign currency exchange rate	1,386	181	10	937	126	3
Subtotal		1,431	188	10	1,202	194	3
Total qualifying hedges		1,741	229	10	1,622	232	4
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	28,175	1,928	1,688	23,086	1,802	638
Interest rate floors	Interest rate	2,100	5	2	7,036	33	24
Interest rate caps	Interest rate	12,042	25	—	13,792	38	—
Interest rate futures	Interest rate	1,288	9	—	630	2	—
Interest rate options	Interest rate	15,520	136	—	18,620	472	5
Interest rate total return swaps	Interest rate	3,876	—	611	48	2	—
Foreign currency swaps	Foreign currency exchange rate	1,236	149	4	659	75	—
Foreign currency forwards	Foreign currency exchange rate	158	9	—	185	4	1
Credit default swaps — purchased	Credit	34	—	—	21	—	—
Credit default swaps — written	Credit	1,891	28	—	2,093	13	1
Equity futures	Equity market	8,037	38	—	3,669	37	—
Equity index options	Equity market	37,501	897	934	44,035	1,032	626
Equity variance swaps	Equity market	14,894	140	517	14,866	120	434
Equity total return swaps	Equity market	2,855	1	117	2,814	31	49
Total non-designated or nonqualifying derivatives		129,607	3,365	3,873	131,554	3,661	1,778
Total		$131,348	$3,594	$3,883	$133,176	$3,893	$1,782
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2016 and 2015. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$(4,030)	$(154)	$868
Embedded derivatives gains (losses)	(1,848)	(270)	(1,049)
Total net derivative gains (losses)	$(5,878)	$(424)	$(181)
______________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Qualifying hedges:
Net investment income	$18	$11	$4
Interest credited to policyholder account balances	—	(2)	(1)
Nonqualifying hedges:
Net derivative gains (losses)	460	360	273
Policyholder benefits and claims	16	14	32
Total	$494	$383	$308

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Nonqualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Year Ended December 31, 2016
Interest rate derivatives	$(2,873)	$—	$(4)
Foreign currency exchange rate derivatives	74	—	—
Credit derivatives — purchased	—	—	—
Credit derivatives — written	10	—	—
Equity derivatives	(1,724)	(6)	(320)
Total	$(4,513)	$(6)	$(324)
Year Ended December 31, 2015
Interest rate derivatives	$(67)	$—	$5
Foreign currency exchange rate derivatives	42	—	—
Credit derivatives — purchased	—	—	—
Credit derivatives — written	(14)	—	—
Equity derivatives	(476)	(4)	(25)
Total	$(515)	$(4)	$(20)
Year Ended December 31, 2014
Interest rate derivatives	$1,174	$—	$43
Foreign currency exchange rate derivatives	4	—	—
Credit derivatives — purchased	(22)	—	—
Credit derivatives — written	18	—	—
Equity derivatives	(591)	(8)	(279)
Total	$583	$(8)	$(236)
______________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
Fair Value Hedges
The Company designates and accounts for interest rate swaps to convert fixed rate assets and liabilities to floating rate assets and liabilities as fair value hedges when they have met the requirements of fair value hedging.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Year Ended December 31, 2016
Interest rate swaps:	Fixed maturity securities	$1	$(1)	$—
	Policyholder liabilities (1)	—	—	—
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	—	—	—
Total		$1	$(1)	$—
Year Ended December 31, 2015
Interest rate swaps:	Fixed maturity securities	$1	$1	$2
	Policyholder liabilities (1)	2	(2)	—
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	—	—	—
Total		$3	$(1)	$2
Year Ended December 31, 2014
Interest rate swaps:	Fixed maturity securities	$1	$(1)	$—
	Policyholder liabilities (1)	32	(31)	1
Foreign currency swaps:	Foreign-denominated policyholder account balances (2)	—	—	—
Total		$33	$(32)	$1
______________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $1 million and $3 million for the years ended December 31, 2016 and 2015, respectively. These amounts were not significant for the year ended December 31, 2014.
At December 31, 2016 and 2015, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed three years and four years, respectively.
At December 31, 2016 and 2015, the balance in AOCI associated with cash flow hedges was $393 million and $368 million, respectively.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of stockholder’s equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives

	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
	(In millions)
Year Ended December 31, 2016
Interest rate swaps	$24	$33	$3	$—
Interest rate forwards	4	2	2	—
Foreign currency swaps	40	3	—	—
Credit forwards	—	—	—	—
Total	$68	$38	$5	$—
Year Ended December 31, 2015
Interest rate swaps	$15	$1	$1	$1
Interest rate forwards	1	2	2	—
Foreign currency swaps	76	—	—	—
Credit forwards	—	—	—	—
Total	$92	$3	$3	$1
Year Ended December 31, 2014
Interest rate swaps	$131	$1	$1	$—
Interest rate forwards	55	1	1	—
Foreign currency swaps	56	(6)	—	—
Credit forwards	—	—	—	—
Total	$242	$(4)	$2	$—
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2016, the Company expects to reclassify $39 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $1.9 billion and $2.1 billion at December 31, 2016 and 2015, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At December 31, 2016 and 2015, the Company would have received $28 million and $12 million, respectively, to terminate all of these contracts.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2016			2015
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$1	$45	2.2	$1	$207	1.5
Credit default swaps referencing indices	8	433	3.7	1	219	4.0
Subtotal	9	478	3.6	2	426	2.8
Baa
Single name credit default swaps (3)	1	180	1.6	2	409	1.6
Credit default swaps referencing indices	18	1,213	4.8	8	1,222	4.8
Subtotal	19	1,393	4.4	10	1,631	4.0
Ba
Single name credit default swaps (3)	—	20	2.7	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	20	2.7	—	—	—
B
Single name credit default swaps (3)	—	—	—	—	—	—
Credit default swaps referencing indices	—	—	—	—	36	5.0
Subtotal	—	—	—	—	36	5.0
Total	$28	$1,891	4.2	$12	$2,093	3.8
______________

(1)
The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), S&P and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average gross notional amounts.

(3)	Single name credit default swaps may be referenced to the credit of corporations, foreign governments, or state and political subdivisions.
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

Brighthouse Life Insurance Company
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2016		2015
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$3,384	$2,929	$3,870	$1,725
OTC-cleared (1)	267	905	78	78
Exchange-traded	47	—	39	—
Total gross estimated fair value of derivatives (1)	3,698	3,834	3,987	1,803
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	3,698	3,834	3,987	1,803
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,231)	(2,231)	(1,577)	(1,577)
OTC-cleared	(165)	(165)	(70)	(70)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(625)	—	(1,605)	—
OTC-cleared	(92)	(740)	(8)	(8)
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(429)	(698)	(552)	(148)
OTC-cleared	—	—	—	—
Exchange-traded	—	—	—	—
Net amount after application of master netting agreements and collateral	$156	$—	$175	$—
______________

(1)
At December 31, 2016 and 2015, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $104 million and $94 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($49) million and $21 million, respectively.

Brighthouse Life Insurance Company
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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2016 and 2015, the Company received excess cash collateral of $3 million and $1 million, respectively, and provided excess cash collateral of $25 million and $62 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2016 none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2016 and 2015, the Company received excess securities collateral with an estimated fair value of $135 million and $0, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2016 and 2015, the Company provided excess securities collateral with an estimated fair value of $108 million and $36 million, respectively, for its OTC-bilateral derivatives, $630 million and $34 million, respectively, for its OTC-cleared derivatives, and $453 million and $156 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of Brighthouse Life Insurance Company, and/or the counterparty. In addition, substantially all of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength ratings, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that are in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. The Company’s collateral agreements require both parties to be fully collateralized, as such, Brighthouse Life Insurance Company would not be required to post additional collateral as a result of a downgrade in financial strength rating. OTC-bilateral derivatives that are not subject to collateral agreements are excluded from this table.

	December 31,
	2016	2015
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$698	$148
Estimated Fair Value of Collateral Provided
Fixed maturity securities	$777	$179
Cash	$—	$—
Fair Value of Incremental Collateral Provided Upon
One-notch downgrade in financial strength rating	$—	$—
Downgrade in financial strength rating to a level that triggers full overnight collateralization or termination of the derivative position	$—	$—
______________

(1)	After taking into consideration the existence of netting agreements.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2016	2015
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$241	$242
Funds withheld on assumed reinsurance	Other invested assets	—	35
Options embedded in debt or equity securities	Investments	(49)	(63)
Embedded derivatives within asset host contracts		$192	$214
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$2,261	$177
Assumed guaranteed minimum benefits	Policyholder account balances	952	897
Funds withheld on ceded reinsurance	Other liabilities	285	244
Fixed annuities with equity indexed returns	Policyholder account balances	192	6
Embedded derivatives within liability host contracts		$3,690	$1,324

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Net derivative gains (losses) (1), (2)	$(1,848)	$(270)	$(1,049)
Policyholder benefits and claims	$(4)	$21	$87
______________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $253 million, $25 million and $73 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	December 31, 2016
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$17,107	$1,399	$18,506
U.S. government and agency	5,279	6,271	—	11,550
RMBS	—	5,524	1,291	6,815
Foreign corporate	—	4,727	828	5,555
State and political subdivision	—	2,897	17	2,914
CMBS	—	2,676	162	2,838
ABS	—	2,350	211	2,561
Foreign government	—	1,046	—	1,046
Total fixed maturity securities	5,279	42,598	3,908	51,785
Equity securities	39	124	137	300
Short-term investments	459	465	2	926
Commercial mortgage loans held by CSEs — FVO	—	136	—	136
Derivative assets: (1)
Interest rate	9	2,142	—	2,151
Foreign currency exchange rate	—	339	—	339
Credit	—	20	8	28
Equity market	38	859	179	1,076
Total derivative assets	47	3,360	187	3,594
Embedded derivatives within asset host contracts (2)	—	—	241	241
Separate account assets (3)	720	99,858	10	100,588
Total assets	$6,544	$146,541	$4,485	$157,570
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$1,690	$611	$2,301
Foreign currency exchange rate	—	14	—	14
Equity market	—	1,038	530	1,568
Total derivative liabilities	—	2,742	1,141	3,883
Embedded derivatives within liability host contracts (2)	—	—	3,690	3,690
Long-term debt of CSEs — FVO	—	23	—	23
Total liabilities	$—	$2,765	$4,831	$7,596

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	December 31, 2015
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$15,295	$1,451	$16,746
U.S. government and agency	7,998	5,808	—	13,806
RMBS	—	7,138	1,340	8,478
Foreign corporate	—	4,263	691	4,954
State and political subdivision	—	2,692	13	2,705
CMBS	—	2,120	181	2,301
ABS	—	2,357	317	2,674
Foreign government	—	719	26	745
Total fixed maturity securities	7,998	40,392	4,019	52,409
Equity securities	44	268	97	409
Short-term investments (4)	59	1,623	47	1,729
Commercial mortgage loans held by CSEs — FVO	—	172	—	172
Derivative assets: (1)
Interest rate	2	2,445	8	2,455
Foreign currency exchange rate	—	205	—	205
Credit	—	12	1	13
Equity market	37	968	215	1,220
Total derivative assets	39	3,630	224	3,893
Embedded derivatives within asset host contracts (2)	—	—	277	277
Separate account assets (3)	624	100,965	146	101,735
Total assets	$8,764	$147,050	$4,810	$160,624
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$668	$—	$668
Foreign currency exchange rate	—	4	—	4
Credit	—	1	—	1
Equity market	—	653	456	1,109
Total derivative liabilities	—	1,326	456	1,782
Embedded derivatives within liability host contracts (2)	—	—	1,324	1,324
Long-term debt of CSEs — FVO	—	48	—	48
Total liabilities	$—	$1,374	$1,780	$3,154
______________

(1)
Derivative assets are presented within other invested assets on the consolidated balance sheets and derivative liabilities are presented within other liabilities on the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the consolidated balance sheets, but are presented net for purposes of the roll-forward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.

(2)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets. At December 31, 2016 and 2015, debt and equity securities also included embedded derivatives of ($49) million and ($63) million, respectively.

Brighthouse Life Insurance Company
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

(4)
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
Investments
Valuation Controls and Procedures
On behalf of the Company and MetLife, Inc.’s Chief Investment Officer and Chief Financial Officer, a pricing and valuation committee that is independent of the trading and investing functions and comprised of senior management, provides oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a quarterly basis, this committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. This committee also provides oversight of the selection of independent third-party pricing providers and the controls and procedures to evaluate third party pricing. Periodically, the Chief Accounting Officer reports to the Audit Committee of Brighthouse Life Insurance Company’s Board of Directors regarding compliance with fair value accounting standards.
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 5% of the total estimated fair value of Level 3 fixed maturity securities at December 31, 2016.
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

Brighthouse Life Insurance Company
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

Brighthouse Life Insurance Company
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

Derivatives
The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives, or through the use of pricing models for OTC-bilateral and OTC-cleared derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. The valuation controls and procedures for derivatives are described in “— Investments — Valuation Controls and Procedures.”
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

Brighthouse Life Insurance Company
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

Brighthouse Life Insurance Company
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
The valuation of these guarantee liabilities includes nonperformance risk adjustments and adjustments for a risk margin related to non-capital market inputs. The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries as compared to MetLife, Inc.
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

Brighthouse Life Insurance Company
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at December 31, 2016 and 2015, transfers between Levels 1 and 2 were not significant.

Brighthouse Life Insurance Company
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

					December 31, 2016				December 31, 2015				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)					(65)	-	240	49	Decrease
			•	Offered quotes (5)	18	-	138	104	96	-	96	96	Increase
	•	Market pricing	•	Quoted prices (5)	13	-	700	99	13	-	780	314	Increase
	•	Consensus pricing	•	Offered quotes (5)	68	-	109	86	68	-	95	80	Increase
RMBS	•	Market pricing	•	Quoted prices (5)	38	-	111	91	29	-	292	93	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	94	-	106	100	97	-	103	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	98	-	100	99	66	-	105	99	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	—	-	—		317	-	317		Increase (8)
			•	Repurchase rates (9)	(44)	-	18						Decrease (8)
Credit	•	Present value techniques	•	Credit spreads (10)	97	-	98		—	-	—		Decrease (10)
	•	Consensus pricing	•	Offered quotes (11)
Equity market	•	Present value techniques or option pricing models	•	Volatility (12)	14%	-	32%		17%	-	36%		Increase (8)
			•	Correlation (13)	40%	-	40%		70%	-	70%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (14)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (14)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (14)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (15)
				Durations 11 - 20	2%	-	100%		3%	-	100%		Decrease (15)
				Durations 21 - 116	2%	-	100%		3%	-	100%		Decrease (15)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (16)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(17)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (18)
			•	Nonperformance risk spread	0.04%	-	0.57%		0.04%	-	0.52%		Decrease (19)
______________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

Brighthouse Life Insurance Company
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

(11)	As of December 31, 2016 and 2015, independent non-binding broker quotations were used in the determination of 3% and less than 1% of the total net derivative estimated fair value, respectively.

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

(16)
The utilization rate assumption estimates the percentage of contractholders with a GMIB or lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible. The rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder. For any given contract, utilization rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

Brighthouse Life Insurance Company
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

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Balance, January 1, 2015	$2,065	$1,045	$—	$—	$100	$71	$(196)	$(347)	$158
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	16	21	—	—	11	—	(74)	(228)	(6)
Total realized/unrealized gains (losses) included in AOCI	(113)	(11)	—	(3)	(10)	—	2	—	—
Purchases (7)	285	1,255	13	29	—	47	22	—	3
Sales (7)	(118)	(360)	—	—	(16)	—	—	—	(5)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	14	(472)	—
Transfers into Level 3 (8)	202	22	—	—	19	—	—	—	—
Transfers out of Level 3 (8)	(195)	(134)	—	—	(7)	(71)	—	—	(4)
Balance, December 31, 2015	$2,142	$1,838	$13	$26	$97	$47	$(232)	$(1,047)	$146
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	1	30	—	—	—	—	(703)	(1,866)	—
Total realized/unrealized gains (losses) included in AOCI	(32)	20	—	—	(11)	—	4	—	—
Purchases (7)	557	576	—	—	—	3	10	—	2
Sales (7)	(244)	(530)	—	—	(26)	(1)	—	—	(134)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(33)	(536)	—
Transfers into Level 3 (8)	118	12	9	—	131	—	—	—	—
Transfers out of Level 3 (8)	(315)	(282)	(5)	(26)	(54)	(47)	—	—	(4)
Balance, December 31, 2016	$2,227	$1,664	$17	$—	$137	$2	$(954)	$(3,449)	$10
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2014 (9)	$3	$6	$—	$—	$(1)	$—	$(7)	$(982)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2015(9)	$11	$21	$—	$—	$—	$—	$(64)	$(241)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2016 (9)	$2	$28	$—	$—	$—	$—	$(687)	$(1,839)	$—
Gains (Losses) Data for the year ended December 31, 2014
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	$3	$10	$—	$—	$(2)	$—	$(4)	$(957)	$(1)
Total realized/unrealized gains (losses) included in AOCI	$74	$12	$—	$—	$7	$—	$57	$107	$—
____________

(1)	Comprised of U.S. and foreign corporate securities.

Brighthouse Life Insurance Company
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

(5)
Amortization of premium/accretion of discount is included within net investment income. Impairments charged to net income (loss) on securities are included in net investment gains (losses). Lapses associated with embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income (loss) for net derivatives and embedded derivatives are reported in net derivatives gains (losses).

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

(9)
Changes in unrealized gains (losses) included in net income (loss) relate to assets and liabilities still held at the end of the respective periods. Substantially all changes in unrealized gains (losses) included in net income (loss) for net derivatives and embedded derivatives are reported in net derivative gains (losses).

Fair Value Option
The following table presents information for certain assets and liabilities of CSEs, which are accounted for under the FVO. These assets and liabilities were initially measured at fair value.

	December 31,
	2016	2015
	(In millions)
Assets (1)
Unpaid principal balance	$88	$121
Difference between estimated fair value and unpaid principal balance	48	51
Carrying value at estimated fair value	$136	$172
Liabilities (1)
Contractual principal balance	$22	$46
Difference between estimated fair value and contractual principal balance	1	2
Carrying value at estimated fair value	$23	$48
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

Brighthouse Life Insurance Company
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

	At December 31,			Years Ended December 31,
	2016	2015	2014	2016	2015	2014
	Carrying Value After Measurement			Gains (Losses)
	(In millions)
Mortgage loans (1)	$3	$3	$3	$—	$—	$—
Other limited partnership interests (2)	$3	$2	$38	$(2)	$(1)	$(6)
Other assets (3)	$—	$—	$—	$(11)	$—	$—
Goodwill (4)	$—	$—	$—	$(381)	$—	$(33)
______________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided on the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both December 31, 2016 and 2015 were not significant.

(3)
During the year ended December 31, 2016, the Company recognized an impairment of computer software in connection with the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of MetLife, Inc.’s U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc. (“MSI”), a wholly-owned subsidiary of MetLife, Inc. See Note 17.

(4)	As discussed in Note 11, for the year ended December 31, 2016, the Company recorded an impairment of goodwill associated with the Run-off reporting unit.
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

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$8,748	$—	$—	$8,893	$8,893
Policy loans	$1,093	$—	$746	$431	$1,177
Real estate joint ventures	$12	$—	$—	$44	$44
Other limited partnership interests	$44	$—	$—	$42	$42
Premiums, reinsurance and other receivables	$2,831	$—	$832	$2,843	$3,675
Liabilities
Policyholder account balances	$14,829	$—	$—	$15,975	$15,975
Long-term debt	$781	$—	$1,060	$—	$1,060
Other liabilities	$194	$—	$27	$167	$194
Separate account liabilities	$1,110	$—	$1,110	$—	$1,110

	December 31, 2015
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$7,090	$—	$—	$7,386	$7,386
Policy loans	$1,266	$—	$917	$430	$1,347
Real estate joint ventures	$23	$—	$—	$65	$65
Other limited partnership interests	$52	$—	$—	$57	$57
Premiums, reinsurance and other receivables	$6,074	$—	$80	$7,163	$7,243
Liabilities
Policyholder account balances	$18,968	$—	$—	$20,339	$20,339
Long-term debt	$788	$—	$1,070	$—	$1,070
Other liabilities	$217	$—	$43	$174	$217
Separate account liabilities	$1,275	$—	$1,275	$—	$1,275
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

Brighthouse Life Insurance Company
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

Brighthouse Life Insurance Company
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
11. Goodwill
The Company tests goodwill for impairment during the third quarter of each year at the reporting unit level based upon best available data as of June 30 of that year. A reporting unit is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level.
In anticipation of the planned Separation, in the third quarter of 2016, the Company reorganized its businesses into three segments: Annuities; Life; and Run-off. As a result, the Company reallocated goodwill. In connection with the reorganization and the 2016 annual goodwill impairment test, the Company performed Step 1 of the goodwill impairment process, which requires a comparison of the estimated fair value of a reporting unit to its carrying value. To determine the estimated fair value for the Run-off reporting unit, an actuarial based approach, embedded value, was utilized to estimate the net worth of the reporting unit and the value of existing business. This actuarial based approach requires judgments and assumptions about the projected cash flows, the level of internal capital required to support the mix of business, the account value of in-force business, projections of renewal business and margins on such business, interest rates, credit spreads, equity market levels, and the discount rate that the Company believes is appropriate for this reporting unit.
Based on a quantitative analysis performed for the Run-off reporting unit, the Company concluded that the carrying value exceeded the estimated fair value, indicating a potential for goodwill impairment. Accordingly, the Company performed Step 2 of the goodwill impairment process for the reporting unit, which compares the implied estimated fair value of the reporting unit’s goodwill with its carrying value. This analysis indicated that the goodwill associated with this reporting unit was not recoverable. As a result, the Company recorded a non-cash charge of $381 million ($305 million, net of income tax) for the impairment of the entire goodwill balance, which is reported in goodwill impairment on the consolidated statements of operations for the year ended December 31, 2016.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
11. Goodwill (continued)

Information regarding goodwill by segment was as follows:

	Annuities	Life	Run-off	Total
	(In millions)
Balance at January 1, 2014
Goodwill	$427	$66	$493	$986
Accumulated impairment	(394)	(66)	—	(460)
Total goodwill, net	33	—	493	526
Dispositions (1)	—	—	(112)	(112)
Impairments	(33)	—	—	(33)
Balance at December 31, 2014
Goodwill	427	66	381	874
Accumulated impairment	(427)	(66)	—	(493)
Total goodwill, net	—	—	381	381
Balance at December 31, 2015
Goodwill	427	66	381	874
Accumulated impairment	(427)	(66)	—	(493)
Total goodwill, net	—	—	381	381
Impairments	—	—	(381)	(381)
Balance at December 31, 2016
Goodwill	427	66	381	874
Accumulated impairment	(427)	(66)	(381)	(874)
Total goodwill, net	$—	$—	$—	$—
______________

(1)
In connection with the sale of MAL, goodwill in the Run-off reporting unit was reduced by $112 million during the year ended December 31, 2014. See Note 4. This goodwill was allocated to MAL based on the relative fair values of MAL and the remaining portion of the Run-off reporting unit.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

12. Debt
Long-term debt outstanding was as follows:

	Interest Rate	Maturity	December 31,
			2016	2015
			(In millions)
Surplus note — affiliated (1), (2)	8.60%	2038	$744	$750
Long-term debt — unaffiliated (3)	7.03%	2030	37	38
Total long-term debt (4)			$781	$788
______________

(1)
Payments of interest and principal on the affiliated surplus note, which is subordinate to all other obligations and may be made only with the prior approval of the Delaware Commissioner of Insurance (the “Delaware Commissioner”).

(2)	Includes $6 million of debt issuance costs at both December 31, 2016 and 2015. Debt issuance costs were reported in other assets at December 31, 2015.

(3)	Principal and interest is paid quarterly.

(4)	Excludes $23 million and $48 million of long-term debt relating to CSEs at December 31, 2016 and 2015, respectively. See Note 8.
In December 2014, Brighthouse Insurance repaid in cash at maturity its $75 million 6.80% affiliated note.
The aggregate maturities of long-term debt at December 31, 2016 were $1 million in 2017, $2 million in each of 2018, 2019, 2020 and 2021 and $772 million thereafter.
Interest expense related to the Company’s indebtedness is included in other expenses and was $67 million, $68 million and $73 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Letters of Credit
The Company had access to unsecured revolving credit facilities from various banks, either directly with the bank or indirectly through letters of credit available to MetLife, Inc. for the benefit of the Company and certain other affiliates of MetLife, Inc. These facilities were used for collateral for certain of the Company’s affiliated reinsurance liabilities. Total fees associated with letters of credit was $10 million, $5 million and $13 million for the years ended December 31, 2016, 2015 and 2014, respectively, and was included in other expenses. At December 31, 2016, the Company had $0 in letters of credit outstanding and the remaining availability was $3.3 billion.
13. Equity
See Note 3 for a discussion on the Mergers.
Common Stock
In August 2014, MetLife Insurance Company of Connecticut, the predecessor to MetLife USA, redeemed for $1.4 billion and retired 4,595,317 shares of its common stock owned by MetLife Investors Group, LLC, an affiliate.
Capital Contributions
In February 2016, Brighthouse Life Insurance Company received a capital contribution of $1.5 billion in cash from MetLife, Inc.
In August 2014, MetLife Insurance Company of Connecticut received a capital contribution of $231 million in cash from MetLife, Inc.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
13. Equity (continued)

Statutory Equity and Income
The state of domicile of Brighthouse Life Insurance Company imposes risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”) to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”), based on the statutory-based filed financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC (“CAL RBC”). The CAL RBC ratio for Brighthouse Life Insurance Company was in excess of 400% for all periods presented.
Brighthouse Life Insurance Company prepares statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by the Delaware Department of Insurance. The NAIC has adopted the Codification of Statutory Accounting Principles (“Statutory Codification”). Statutory Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. Modifications by the state insurance department may impact the effect of Statutory Codification on the statutory capital and surplus of Brighthouse Life Insurance Company.
Statutory accounting principles differ from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, reporting surplus notes as surplus instead of debt, reporting of reinsurance agreements and valuing securities on a different basis.
In addition, certain assets are not admitted under statutory accounting principles and are charged directly to surplus. The most significant assets not admitted by Brighthouse Life Insurance Company are net deferred income tax assets resulting from temporary differences between statutory accounting principles basis and tax basis not expected to reverse and become recoverable within three years.
The tables below present amounts from Brighthouse Life Insurance Company, which are derived from the statutory-basis financial statements as filed with the Delaware Department of Insurance.
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2016	2015	2014
		(In millions)
Brighthouse Life Insurance Company	Delaware	$1,186	$(1,022)	$1,543
Statutory capital and surplus was as follows at:

	December 31,
Company	2016	2015
	(In millions)
Brighthouse Life Insurance Company	$4,374	$5,942

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
13. Equity (continued)

Dividend Restrictions
Under Delaware Insurance Code, Brighthouse Life Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to MetLife, Inc. as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its net statutory gain from operations for the immediately preceding calendar year (excluding realized capital gains). Brighthouse Life Insurance Company will be permitted to pay a dividend to MetLife, Inc. in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner and the Delaware Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)”) as of the immediately preceding calendar year requires insurance regulatory approval. Under Delaware Insurance Code, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. During the years ended December 31, 2016 and 2015, Brighthouse Life Insurance Company paid dividends to MetLife, Inc. in the amount of $261 million and $500 million, respectively.
Based on amounts at December 31, 2016, Brighthouse Life Insurance Company could pay a dividend to MetLife, Inc. in 2017 of $473 million without prior approval of the Delaware Commissioner.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
13. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes on the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at January 1, 2014	$916	$25	$39	$980
OCI before reclassifications	2,301	242	(56)	2,487
Deferred income tax benefit (expense)	(707)	(85)	4	(788)
AOCI before reclassifications, net of income tax	2,510	182	(13)	2,679
Amounts reclassified from AOCI	(28)	2	—	(26)
Deferred income tax benefit (expense)	8	(1)	—	7
Amounts reclassified from AOCI, net of income tax	(20)	1	—	(19)
Sale of subsidiary (2)	(320)	—	6	(314)
Deferred income tax benefit (expense)	80	—	—	80
Sale of subsidiary, net of income tax	(240)	—	6	(234)
Balance at December 31, 2014	2,250	183	(7)	2,426
OCI before reclassifications	(1,370)	92	(28)	(1,306)
Deferred income tax benefit (expense)	506	(32)	9	483
AOCI before reclassifications, net of income tax	1,386	243	(26)	1,603
Amounts reclassified from AOCI	46	(6)	—	40
Deferred income tax benefit (expense)	(17)	2	—	(15)
Amounts reclassified from AOCI, net of income tax	29	(4)	—	25
Balance at December 31, 2015	1,415	239	(26)	1,628
OCI before reclassifications	(348)	68	(3)	(283)
Deferred income tax benefit (expense)	110	(24)	—	86
AOCI before reclassifications, net of income tax	1,177	283	(29)	1,431
Amounts reclassified from AOCI	(1)	(43)	—	(44)
Deferred income tax benefit (expense)	—	15	—	15
Amounts reclassified from AOCI, net of income tax	(1)	(28)	—	(29)
Balance at December 31, 2016	$1,176	$255	$(29)	$1,402
__________________

(1)	See Note 8 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

(2)	See Note 4.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
13. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Years Ended December 31,
	2016	2015	2014
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains(losses)	$(6)	$(48)	$13	Net investment gains (losses)
Net unrealized investment gains (losses)	1	12	11	Net investment income
Net unrealized investment gains (losses)	6	(10)	4	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	1	(46)	28
Income tax (expense) benefit	—	17	(8)
Net unrealized investment gains (losses), net of income tax	$1	$(29)	$20
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$33	$1	$1	Net derivative gains (losses)
Interest rate swaps	3	1	1	Net investment income
Interest rate forwards	2	2	1	Net derivative gains (losses)
Interest rate forwards	2	2	1	Net investment income
Foreign currency swaps	3	—	(6)	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	43	6	(2)
Income tax (expense) benefit	(15)	(2)	1
Gains (losses) on cash flow hedges, net of income tax	$28	$4	$(1)
Total reclassifications, net of income tax	$29	$(25)	$19
14. Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Compensation	$346	$472	$320
Commissions	542	650	492
Volume-related costs	170	134	170
Affiliated expenses on ceded and assumed reinsurance	314	205	325
Capitalization of DAC	(282)	(325)	(279)
Interest expense on debt	70	76	109
Premium taxes, licenses and fees	56	67	53
Professional services	84	21	58
Rent and related expenses	45	53	41
Other	393	369	475
Total other expenses	$1,738	$1,722	$1,764

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Other Expenses (continued)

Capitalization of DAC
See Note 6 for additional information on the capitalization of DAC.
Interest Expense on Debt
Interest expense on debt includes interest expense on debt (see Note 12) and interest expense related to CSEs (see Note 8).
Affiliated Expenses
Commissions and capitalization of DAC include the impact of affiliated reinsurance transactions. See Notes 7, 12 and 17 for a discussion of affiliated expenses included in the table above.
15. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Current:
Federal	$(57)	$281	$(364)
Foreign	6	—	6
Subtotal	(51)	281	(358)
Deferred:
Federal	(1,720)	(66)	355
Foreign	—	—	(2)
Subtotal	(1,720)	(66)	353
Provision for income tax expense (benefit)	$(1,771)	$215	$(5)
The Company’s income (loss) before income tax expense (benefit) from domestic and foreign operations were as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Income (loss):
Domestic	$(4,720)	$1,041	$(174)
Foreign	12	13	464
Total	$(4,708)	$1,054	$290

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Tax provision at U.S. statutory rate	$(1,648)	$369	$102
Tax effect of:
Dividend received deduction	(105)	(127)	(114)
Prior year tax	23	(4)	(20)
Tax credits	(20)	(16)	(14)
Foreign tax rate differential	2	(5)	—
Goodwill impairment	(20)	—	12
Sale of subsidiary	(6)	—	24
Other, net	3	(2)	5
Provision for income tax expense (benefit)	$(1,771)	$215	$(5)

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2016	2015
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$2,841	$1,638
Investments, including derivatives	373	—
Tax credit carryforwards	180	168
Other	52	39
Total deferred income tax assets	3,446	1,845
Deferred income tax liabilities:
Investments, including derivatives	—	132
Intangibles	391	521
Net unrealized investment gains	736	837
DAC	1,301	1,158
Total deferred income tax liabilities	2,428	2,648
Net deferred income tax asset (liability)	$1,018	$(803)

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

The following table sets forth the general business credits, foreign tax credits, and other credit carryforwards for tax purposes as of December 31, 2016.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits	Other
	(In millions)
Expiration
2017-2021	$—	$—	$—
2022-2026	—	35	—
2027-2031	—	—	—
2032-2036	7	—	—
Indefinite	—	—	145
	$7	$35	$145
The Company currently participates in a tax sharing agreement with MetLife, Inc., as described in Note 1. Pursuant to this tax sharing agreement, the amounts due from affiliates included $490 million and $14 million for the years ended December 31, 2016 and 2015 respectively.
The Company also files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The Company is under continuous examination by the IRS and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to U.S. federal, state or local income tax examinations for years prior to 2007.
Management believes it has established adequate tax liabilities for all open years and any future resolve is not expected to have a material impact on the Company’s financial statements.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Balance at January 1,	$42	$38	$26
Additions for tax positions of prior years	1	5	15
Reductions for tax positions of prior years	(9)	—	(5)
Additions for tax positions of current year	5	3	2
Settlements with tax authorities	(2)	(4)	—
Balance at December 31,	$37	$42	$38
Unrecognized tax benefits that, if recognized would impact the effective rate	$37	$32	$28
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

Interest was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Interest recognized on the consolidated statements of operations	$1	$—	$—

		December 31,
		2016	2015
		(In millions)
Interest included in other liabilities on the consolidated balance sheets		$1	$2
The Company had no penalties for each of the years ended December 31, 2016, 2015 and 2014.
The U.S. Treasury Department and the IRS have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction (“DRD”), related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the federal statutory tax rate of 35%. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the years ended December 31, 2016, 2015 and 2014, the Company recognized an income tax benefit of $84 million, $138 million and $135 million, respectively, related to the separate account DRD. The 2016 benefit included an expense of $21 million related to a true-up of the 2015 tax return. The 2015 and 2014 benefit included a benefit of $12 million and $21 million related to a true-up of the 2014 and 2013 tax returns, respectively.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at December 31, 2016.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)

Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of December 31, 2016, the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material for the Company.
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
Unclaimed Property Litigation
On November 14, 2012, the West Virginia Treasurer filed an action against MetLife Investors USA Insurance Company in West Virginia state court (West Virginia ex rel. John D. Perdue v. MetLife Investors USA Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-363) alleging that MetLife Investors USA Insurance Company violated the West Virginia Uniform Unclaimed Property Act (the “Act”), seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On December 28, 2012, the Treasurer filed a substantially identical suit against MetLife Insurance Company of Connecticut (West Virginia ex rel. John D. Perdue v. MetLife Insurance Company of Connecticut, Circuit Court of Putnam County, Civil Action No. 12-C-430). On January 31, 2017, the parties entered into a settlement agreement resolving these actions.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)

Other Litigation
Thrivent Financial for Lutherans v. MetLife Insurance Company USA, (E.D. Wis., filed September 12, 2016)
Plaintiff filed a complaint against MetLife USA contending that its use of the Brighthouse Financial trademark and logo will infringe on its trademarks. Alleging violations of federal and state law, plaintiff sought preliminary and permanent injunctions, compensatory damages, and other relief. On December 23, 2016, plaintiff filed an amended complaint adding Brighthouse Financial, Inc. as an additional defendant. The parties have resolved this matter, and the action was voluntarily dismissed on February 15, 2017.
Sales Practices Claims
Over the past several years, the Company has faced claims and regulatory inquiries and investigations, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. The Company continues to defend vigorously against the claims in these matters. The Company believes adequate provision has been made on its consolidated financial statements for all probable and reasonably estimable losses for sales practices matters.
Summary
Various litigation, claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for on the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.
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
Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2016	2015
	(In millions)
Other Assets:
Premium tax offset for future discounted and undiscounted assessments	$12	$13
Premium tax offsets currently available for paid assessments	7	10
Total	$19	$23
Other Liabilities:
Insolvency assessments	$16	$17

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)

Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $335 million and $124 million at December 31, 2016 and 2015, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.3 billion and $1.0 billion at December 31, 2016 and 2015, respectively.
Other Commitments
The Company has entered into collateral arrangements with affiliates, which require the transfer of collateral in connection with secured demand notes. At both December 31, 2016 and 2015, the Company had agreed to fund up to $20 million of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $25 million to custody accounts to secure the demand notes. Each of these affiliates is permitted by contract to sell or re-pledge this collateral.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from $6 million to $222 million, with a cumulative maximum of $228 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $2 million at both December 31, 2016 and 2015, for indemnities, guarantees and commitments.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

17. Related Party Transactions
The Company has various existing relationships with MetLife for services necessary to conduct its activities.
Non-Broker-Dealer Transactions
The following table summarizes income and expense from transactions with MetLife (excluding broker-dealer transactions) for the years indicated:

	Years Ended December 31,			Years Ended December 31,
	2016	2015	2014	2016	2015	2014
	Income			Expense
	(In millions)
MetLife	$(602)	$(199)	$(1,042)	$(265)	$511	$539
The following table summarizes assets and liabilities from transactions with MetLife (excluding broker-dealer transactions) at:

	At December 31,		At December 31,
	2016	2015	2016	2015
	Assets		Liabilities
	(In millions)
MetLife	$8,972	$12,277	$9,518	$9,479
The material arrangements between the Company and MetLife are as follows:
Reinsurance Agreements
The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its various insurance products and also as a provider of reinsurance for some insurance products issued by affiliated companies. The Company participates in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including MLIC, GALIC, MetLife Europe d.a.c., MRV, DELAM and ALICO, all of which are related parties. See Note 7 for further discussion of the affiliated reinsurance agreements.
Financing Arrangements
The Company has financing arrangements with MetLife that are used to support reinsurance obligations arising under affiliated reinsurance agreements. The Company recognized interest expense for affiliated debt of $65 million, $64 million and $70 million, for the years ended December 31, 2016, 2015 and 2014, respectively. See Note 12 for further discussion of the related party financing arrangements.
Investment Transactions
The Company has extended loans to certain subsidiaries of MetLife, Inc. Additionally, in the ordinary course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from MetLife affiliates. See Note 8 for further discussion of the related party investment transactions.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
17. Related Party Transactions (continued)

Shared Services and Overhead Allocations
MetLife provides the Company certain services, which include, but are not limited to, executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology, distribution services and investor relations. The Company is charged for these services based on direct and indirect costs. When specific identification is not practicable, an allocation methodology is used, primarily based on sales, in-force liabilities, or headcount. For certain agreements, charges are based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Expenses incurred with MetLife related to these arrangements, recorded in other operating expenses, were $820 million, $1.0 billion and $985 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Sales Distribution Services
In July 2016, MetLife, Inc. completed the sale to MassMutual of MetLife’s retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MSI. MassMutual assumed all of the liabilities related to such assets and that arise or occur after the closing of the sale.
Broker-Dealer Transactions
The Company accrues related party revenues and expenses arising from transactions with MetLife’s broker-dealers whereby the MetLife broker-dealers sell the Company’s variable annuity and life products. The affiliated revenue for the Company is fee income from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. The affiliated expense for the Company is commissions collected on the sale of variable products by the Company and passed through to the broker-dealer.
The following table summarizes income and expense from transactions with related broker-dealers for the years indicated:

	Years Ended December 31,			Years Ended December 31,
	2016	2015	2014	2016	2015	2014
	Fee Income			Commission Expense
	(In millions)
MetLife broker-dealers	$192	$208	$202	$606	$612	$572
The following table summarizes assets and liabilities from transactions with affiliated broker-dealers as follows:

	At December 31,		At December 31,
	2016	2015	2016	2015
	Fee Income Receivables		Secured Demand Notes
	(In millions)
MetLife broker-dealers	$18	$18	$20	$20

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

18. Subsequent Events
Effective January 1, 2017, the Company executed a novation and assignment agreement whereby it will replace MLIC as the reinsurer of certain variable annuities, including guaranteed minimum benefits, issued by Brighthouse NY and NELICO. This novation and assignment resulted in an increase in cash and cash equivalents of approximately $34 million, an increase in future policy benefits of approximately $79 million, an increase in policyholder account balances of approximately $387 million and a decrease in other liabilities of approximately $427 million. The Company will recognize no gain or loss as a result of this transaction.
Effective January 1, 2017, MLIC recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities being reinsured by the Company. This recapture resulted in a decrease in investments and cash and cash equivalents of approximately $568 million, a decrease in future policy benefits of approximately $106 million, and a decrease in policyholder account balances of approximately $460 million. The Company will recognize a loss of approximately $2 million, net of income tax, as a result of this transaction.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2016
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. government and agency securities	$10,517	$11,550	$11,550
State and political subdivision securities	2,633	2,914	2,914
Public utilities	1,637	1,815	1,815
Foreign government securities	946	1,046	1,046
All other corporate bonds	21,214	21,912	21,912
Total bonds	36,947	39,237	39,237
Mortgage-backed and asset-backed securities	12,121	12,214	12,214
Redeemable preferred stock	244	334	334
Total fixed maturity securities	49,312	51,785	51,785
Equity securities:
Common stock:
Industrial, miscellaneous and all other	98	116	116
Public utilities	—	2	2
Banks, trust and insurance companies	2	5	5
Non-redeemable preferred stock	180	177	177
Total equity securities	280	300	300
Mortgage loans	8,884		8,884
Policy loans	1,093		1,093
Real estate and real estate joint ventures	215		215
Other limited partnership interests	1,639		1,639
Short-term investments	926		926
Other invested assets	3,887		3,887
Total investments	$66,236		$68,729
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

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2016, 2015 and 2014
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1), (2)	Unearned Revenue (1)
2016
Annuities	$4,521	$7,251	$24,265	$—	$83
Life	504	3,871	2,816	12	53
Run-off	112	16,522	8,505	—	44
Corporate & Other	137	7,424	1	6	—
Total	$5,274	$35,068	$35,587	$18	$180
2015
Annuities	$3,510	$6,395	$20,975	$—	$93
Life	680	4,438	2,667	12	52
Run-off	510	15,446	12,017	—	43
Corporate & Other	109	7,164	2	6	—
Total	$4,809	$33,443	$35,661	$18	$188
2014
Annuities	$3,548	$5,205	$20,161	$—	$98
Life	680	3,968	2,658	9	48
Run-off	601	15,860	12,666	—	58
Corporate & Other	61	6,766	1	5	—
Total	$4,890	$31,799	$35,486	$14	$204
______________

(1)	Amounts are included within the future policy benefits and other policy-related balances column.

(2)	Includes premiums received in advance.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information — (continued)
December 31, 2016, 2015 and 2014
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income (1)	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA	Other Operating Expenses
2016
Annuities	$2,593	$1,290	$2,288	$(825)	$866
Life	333	275	330	239	300
Run-off	579	1,135	1,256	392	347
Corporate & Other	112	12	67	22	225
Total	$3,617	$2,712	$3,941	$(172)	$1,738
2015
Annuities	$3,142	$1,120	$2,218	$358	$892
Life	431	277	355	128	288
Run-off	552	1,270	954	86	368
Corporate & Other	248	(52)	206	23	174
Total	$4,373	$2,615	$3,733	$595	$1,722
2014
Annuities	$3,374	$1,114	$2,536	$705	$939
Life	282	281	291	172	278
Run-off	447	1,358	944	91	345
Corporate & Other	242	(84)	55	22	202
Total	$4,345	$2,669	$3,826	$990	$1,764
______________

(1)	See Note 2 of the Notes to the Consolidated Financial Statements for information on certain segment reporting changes which were retrospectively applied.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2016, 2015 and 2014
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2016
Life insurance in-force	$559,458	$483,391	$7,006	$83,073	8.4%
Insurance premium
Life insurance (1)	$1,894	$1,057	$76	$913	8.3%
Accident & health insurance	223	218	3	8	37.5%
Total insurance premium	$2,117	$1,275	$79	$921	8.6%
2015
Life insurance in-force	$538,086	$497,017	$94,863	$135,932	69.8%
Insurance premium
Life insurance (1)	$2,046	$916	$288	$1,418	20.3%
Accident & health insurance	235	229	9	15	60.0%
Total insurance premium	$2,281	$1,145	$297	$1,433	20.7%
2014
Life insurance in-force	$489,194	$450,342	$52,728	$91,580	57.6%
Insurance premium
Life insurance (1)	$1,995	$943	$94	$1,146	8.2%
Accident & health insurance	231	225	—	6	0.0%
Total insurance premium	$2,226	$1,168	$94	$1,152	8.2%
______________

(1)	Includes annuities with life contingencies.
For the year ended December 31, 2016, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $311.0 billion and $7.0 billion, respectively, and life insurance premiums of $928 million and $34 million, respectively. For the year ended December 31, 2015, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $321.0 billion and $86.4 billion, respectively, and life insurance premiums of $783 million and $227 million, respectively. For the year ended December 31, 2014, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $292.0 billion and $50.2 billion, respectively, and life insurance premiums of $830 million and $55 million, respectively.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15 (f) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of Brighthouse Life Insurance Company is responsible for establishing and maintaining adequate internal control over financial reporting. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with GAAP.
Management has documented and evaluated the effectiveness of the internal control of the Company at December 31, 2016 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of management, Brighthouse Life Insurance Company maintained effective internal control over financial reporting at December 31, 2016.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements and consolidated financial statement schedules included in the Annual Report on Form 10-K for the year ended December 31, 2016. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included on page 79.
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
Independent Auditor’s Fees for 2016 and 2015
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2016 and 2015. All fees shown in the table were related to services that were approved by the Audit Committee of MetLife, Inc. (“Audit Committee”).

	2016	2015
	(In millions)
Audit fees (1)	$6.01	$6.90
Audit-related fees (2)	$0.07	$0.07
Tax fees (3)	$—	$—
All other fees (4)	$—	$—
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

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 78.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 78.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page E-1.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 28, 2017

BRIGHTHOUSE LIFE INSURANCE COMPANY

By	/s/ Eric T. Steigerwalt
	Name:	Eric T. Steigerwalt
	Title:	Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Myles J. Lambert	Director	March 28, 2017
Myles J. Lambert

/s/ Kieran R. Mullins	Director	March 28, 2017
Kieran R. Mullins

/s/ Eric T. Steigerwalt	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2017
Eric T. Steigerwalt

/s/ John L. Rosenthal	Director	March 28, 2017
John L. Rosenthal

/s/ Anant Bhalla	Director, Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2017
Anant Bhalla

/s/ Lynn A. Dumais	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 28, 2017
Lynn A. Dumais

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act: None.
No annual report to security holders covering the registrant’s last fiscal year or proxy material with respect to any meeting of security holders has been sent, or will be sent, to security holders.

Exhibit Index
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Brighthouse Life Insurance Company , its subsidiaries or affiliates, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Brighthouse Life Insurance Company, its subsidiaries and affiliates may be found elsewhere in this Annual Report on Form 10-K and Brighthouse Life Insurance Company’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.)

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

3.1
Certificate of Incorporation of MetLife Insurance Company of Connecticut (now Brighthouse Life Insurance Company), as effective November 14, 2014 (Incorporated by reference to Exhibit 3.1 to the 2014 Annual Report).

3.2
Certificate of Amendment of Certificate of Incorporation of MetLife Insurance Company of Connecticut (now Brighthouse Life Insurance Company), as effective November 14, 2014 (Incorporated by reference to Exhibit 3.2 to the 2014 Annual Report).

3.3	Certificate of Amendment of Certificate of Incorporation of MetLife Insurance Company USA (now Brighthouse Life Insurance Company), as effective March 6, 2017.
3.4	Amended and Restated By-laws of Brighthouse Life Insurance Company, as effective March 6, 2017.

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