Form 10-Q
period 2017-03-31
BRIGHTHOUSE LIFE INSURANCE Co
filed 2017-05-11
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At May 10, 2017, 3,000 shares of the registrant’s common stock, $25,000 par value per share, were outstanding, all of which were indirectly owned by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

As used in this Quarterly Report on Form 10-Q, “Brighthouse Insurance,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC, which is an indirect wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). The term “Separation” refers to the separation of MetLife, Inc.’s Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, Brighthouse Financial, Inc. (“Brighthouse”), to hold the assets (including the equity interests of certain MetLife, Inc. subsidiaries) and liabilities associated with MetLife, Inc.’s Brighthouse Financial segment from and after the distribution; the term “Distribution” refers to the distribution of at least 80.1% of the shares of Brighthouse common stock outstanding immediately prior to the distribution date by MetLife, Inc. to shareholders of MetLife, Inc. as of the record date for the distribution.
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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of Brighthouse Insurance. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that may cause such differences include the risks, uncertainties and other factors identified in Brighthouse Insurance’s subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”). Although it is not possible to identify all of these risks and factors, they include, among others:

•	the timing of our Separation from MetLife and the Distribution, whether the conditions to the Distribution will be met, and whether the Separation and the Distribution will be completed;

•
the impact of the Separation on our business and profitability due to MetLife’s strong brand and reputation, the increased costs related to replacing arrangements with MetLife with those of third parties;

•	whether the operational, strategic and other benefits of the Separation can be achieved, and our ability to implement our business strategy;

•	differences between actual experience and actuarial assumptions;

•	a sustained period of low equity market prices and interest rates that are lower than those we assumed when we issued our variable annuity products;

•	the effect adverse capital and credit market conditions may have on our ability to meet liquidity needs and our access to capital;

•	the impact of regulatory, legislative or tax changes on our insurance business or other operations;

•	the effectiveness of our risk management policies and procedures;

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
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified elsewhere in this Quarterly Report on Form 10-Q, including in the section entitled “Risk Factors.” Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law. Please consult any further disclosures Brighthouse Life Insurance Company makes on related subjects in reports to the SEC.
Note Regarding Reliance on Statements in Our Contracts
See “Exhibit Index — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Quarterly Report on Form 10-Q.

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2017 (Unaudited) and December 31, 2016
(In millions, except share and per share data)

	March 31, 2017	December 31, 2016
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $48,385 and $49,312, respectively)	$51,243	$51,785
Equity securities available-for-sale, at estimated fair value (cost: $259 and $280, respectively)	290	300
Mortgage loans (net of valuation allowances of $41 and $38, respectively; includes $129 and $136, respectively, at estimated fair value, relating to variable interest entities)	9,398	8,884
Policy loans	1,090	1,093
Real estate and real estate joint ventures	242	215
Other limited partnership interests	1,593	1,639
Short-term investments, principally at estimated fair value	963	926
Other invested assets, principally at estimated fair value	2,705	3,887
Total investments	67,524	68,729
Cash and cash equivalents, principally at estimated fair value	2,129	1,888
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	547	591
Premiums, reinsurance and other receivables	19,676	20,101
Deferred policy acquisition costs and value of business acquired	5,418	5,274
Current income tax recoverable	887	454
Deferred income tax receivable	591	1,018
Other assets	624	630
Separate account assets	102,620	100,588
Total assets	$200,016	$199,273
Liabilities and Stockholder's Equity
Liabilities
Future policy benefits	$31,963	$31,684
Policyholder account balances	35,409	35,587
Other policy-related balances	3,348	3,384
Payables for collateral under securities loaned and other transactions	7,152	7,362
Long-term debt (includes $20 and $23, respectively, at estimated fair value, relating to variable interest entities)	801	804
Other liabilities (includes $0 and $1, respectively, relating to variable interest entities)	8,878	10,147
Separate account liabilities	102,620	100,588
Total liabilities	190,171	189,556
Contingencies, Commitments and Guarantees (Note 9)
Stockholder's Equity
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	12,651	12,449
Retained earnings (deficit)	(4,445)	(4,209)
Accumulated other comprehensive income (loss)	1,564	1,402
Total stockholder's equity	9,845	9,717
Total liabilities and stockholder's equity	$200,016	$199,273
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Revenues
Premiums	$111	$309
Universal life and investment-type product policy fees	698	644
Net investment income	661	627
Other revenues	91	109
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	—	(15)
Other net investment gains (losses)	(50)	(33)
Total net investment gains (losses)	(50)	(48)
Net derivative gains (losses)	(709)	(5)
Total revenues	802	1,636
Expenses
Policyholder benefits and claims	715	581
Interest credited to policyholder account balances	224	238
Amortization of deferred policy acquisition costs and value of business acquired	(91)	179
Other expenses	365	446
Total expenses	1,213	1,444
Income (loss) before provision for income tax	(411)	192
Provision for income tax expense (benefit)	(175)	31
Net income (loss)	$(236)	$161
Comprehensive income (loss)	$(74)	$1,121
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Stockholder’s Equity
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2016	$75	$12,449	$(4,209)	$1,402	$9,717
Sale of operating joint venture interest to an affiliate		202			202
Net income (loss)			(236)		(236)
Other comprehensive income (loss), net of income tax				162	162
Balance at March 31, 2017	$75	$12,651	$(4,445)	$1,564	$9,845

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at December 31, 2015	$75	$10,871	$(1,011)	$1,628	$11,563
Capital contributions from MetLife, Inc.		1,501			1,501
Net income (loss)			161		161
Other comprehensive income (loss), net of income tax				960	960
Balance at March 31, 2016	$75	$12,372	$(850)	$2,588	$14,185
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$437	$493
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	2,940	9,533
Equity securities	25	65
Mortgage loans	135	239
Real estate and real estate joint ventures	11	8
Other limited partnership interests	110	65
Purchases of:
Fixed maturity securities	(2,303)	(10,511)
Equity securities	(3)	(54)
Mortgage loans	(598)	(398)
Real estate and real estate joint ventures	(35)	(10)
Other limited partnership interests	(57)	(40)
Cash received in connection with freestanding derivatives	1,307	443
Cash paid in connection with freestanding derivatives	(1,850)	(408)
Net change in policy loans	3	5
Net change in short-term investments	5	(743)
Net change in other invested assets	19	9
Net cash provided by (used in) investing activities	(291)	(1,797)
Cash flows from financing activities
Policyholder account balances:
Deposits	929	3,486
Withdrawals	(919)	(4,918)
Net change in payables for collateral under securities loaned and other transactions	(136)	1,337
Long-term debt repaid	(3)	(5)
Financing element on certain derivative instruments and other derivative related transactions, net	224	(7)
Capital contributions	—	1,500
Net cash provided by (used in) financing activities	95	1,393
Change in cash and cash equivalents	241	89
Cash and cash equivalents, beginning of period	1,888	1,383
Cash and cash equivalents, end of period	$2,129	$1,472
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$1	$1
Income tax	$1	$(5)
Non-cash transactions:
Capital contributions	$—	$1
Sale of operating joint venture interest to an affiliate (Note 4)	$202	$—
Reduction in other invested assets (Note 4)	$89	$—
Transfer of fixed maturity securities to affiliates	$293	$—
Reduction of policyholder account balances in connection with reinsurance transactions	$293	$—
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“Brighthouse Insurance” and the “Company” refer to Brighthouse Life Insurance Company, a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC, which is an indirectly wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). The Company offers a range of individual annuities and individual life insurance products.
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
In January 2016, MetLife, Inc. announced its plan to pursue the Separation. Additionally, on July 21, 2016, MetLife, Inc. announced that following the planned Separation, the separated business will be rebranded as Brighthouse Financial. On October 5, 2016, Brighthouse Financial, Inc., a subsidiary of MetLife, Inc. (“Brighthouse”), filed a registration statement on Form 10 (the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”). On December 6, 2016 and on April 18, 2017, Brighthouse filed amendments to its registration statement on Form 10 with the SEC. The information statement filed as an exhibit to the Form 10 disclosed that MetLife intends to include Brighthouse Insurance and certain affiliates in the proposed separated business and distribute at least 80.1% of the shares of Brighthouse’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. Effective March 6, 2017, and in connection with the planned Separation, the Company changed its name from MetLife Insurance Company USA to Brighthouse Life Insurance Company. Additionally, effective April 2017, MetLife, Inc. contributed the Company to Brighthouse Holdings, LLC.
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
Consolidation
The accompanying interim condensed consolidated financial statements include the accounts of Brighthouse Life Insurance Company and its subsidiaries, as well as partnerships and joint ventures in which the Company has control, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany accounts and transactions have been eliminated.
The Company uses the equity method of accounting for equity securities when it has significant influence or at least 20% interest and for real estate joint ventures and other limited partnership interests (“investees”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period. The Company uses the cost method of accounting for investments in which it has virtually no influence over the investee’s operations.
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform to the 2017 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2016 consolidated balance sheet data was derived from audited consolidated financial statements included in Brighthouse Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2016 Annual Report.
Adoption of New Accounting Pronouncements
Effective January 1, 2017, the Company early adopted guidance relating to business combinations. The new guidance clarifies the definition of a business and requires that an entity apply certain criteria in order to determine when a set of assets and activities qualifies as a business. The adoption of this standard will result in fewer acquisitions qualifying as businesses and, accordingly, acquisition costs for those acquisitions that do not qualify as businesses will be capitalized rather than expensed. The adoption did not have an impact on the Company’s consolidated financial statements.
Effective January 1, 2017, the Company retrospectively adopted guidance relating to consolidation. The new guidance does not change the characteristics of a primary beneficiary under current GAAP. It changes how a reporting entity evaluates whether it is the primary beneficiary of a VIE by changing how a reporting entity that is a single decisionmaker of a VIE handles indirect interests in the entity held through related parties that are under common control with the reporting entity. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
Other
Effective January 3, 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. These amendments impacted the accounting treatment of the Company’s centrally cleared derivatives, for which the CME serves as the central clearing party. As of the effective date, the application of the amended rulebook, reduced gross derivative assets by $206 million, gross derivative liabilities by $927 million, accrued investment income by $30 million, collateral receivables recorded within premiums, reinsurance and other receivables of $765 million, and collateral payables recorded within payables for collateral under securities loaned and other transactions of $74 million.
Future Adoption of New Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance on purchased callable debt securities (Accounting Standards Update (“ASU”) 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.) The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. Early adoption is permitted. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the new guidance does not require an accounting change for securities held at a discount whose discount continues to be amortized to maturity. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In February 2017, the FASB issued new guidance on derecognition of nonfinancial assets (ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The new guidance clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term, “in-substance nonfinancial asset.” The ASU also adds guidance for partial sales of nonfinancial assets. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
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
In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses. The measurement of expected credit losses should be based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance requires that an other-than-temporary impairment (“OTTI”) on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses. The guidance also requires enhanced disclosures. The Company has assessed the asset classes impacted by the new guidance and is currently assessing the accounting and reporting system changes that will be required to comply with the new guidance. The Company believes that the most significant impact upon adoption will be to its mortgage loan investments. The Company is continuing to evaluate the overall impact of the new guidance on its consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In January 2016, the FASB issued new guidance (ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option (“FVO”) that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income. The Company has assessed the population of financial instruments that are subject to the new guidance and has determined that the most significant impact will be the requirement to report changes in fair value in net income each reporting period for all equity securities currently classified as available-for-sale (“AFS”) and to a lesser extent, other limited partnership interests and real estate joint ventures that are currently accounted for under the cost method. The population of these investments accounted for under the cost method is not material. The Company is continuing to evaluate the overall impact of this guidance on its consolidated financial statements.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
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
Operating earnings focuses on our primary businesses principally by excluding the impact of market volatility, which could distort trends, revenues and costs related to non-core products, divested businesses, and certain entities required to be consolidated under GAAP.
The following are excluded from total revenues in calculating operating earnings:

•	Net investment gains (losses);

•
Net derivative gains (losses) except: (i) earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment and (ii) earned income on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment;

•
Amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”);

•	Certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Results of discontinued operations and other businesses that have been or will be sold or exited by the Company referred to as divested businesses.
The following are excluded from total expenses in calculating operating earnings:

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, benefits and hedging costs related to GMIBs (“GMIB Costs”) and market value adjustments associated with surrenders or terminations of contracts:

•
Amounts related to: (i) net investment gains (losses) and net derivative gains (losses) and (ii) GMIB Fees and GMIB Costs included in amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”);

•	Recognition of certain contingent assets and liabilities that could not be recognized at acquisition or adjusted for during the measurement period under GAAP business combination accounting guidance;

•	Results of divested businesses;

•	Amounts related to securitization entities that are VIEs consolidated under GAAP;

•	Goodwill impairment; and

•	Costs related to: (i) implementation of new insurance regulatory requirements and (ii) acquisition and integration costs.
The tax impact of the adjustments mentioned above are calculated net of the U.S or foreign statutory tax rate, which could differ from the Company’s effective tax rate.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2017 and 2016. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
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

	Operating Results
Three Months Ended March 31, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings	$255	$(56)	$130	$15	$344
Provision for income tax expense (benefit)	64	(20)	45	—	89
Operating earnings	$191	$(36)	$85	$15	255
Adjustments for:
Net investment gains (losses)					(50)
Net derivative gains (losses)					(709)
Other adjustments to net income					4
Provision for income tax (expense) benefit					264
Net income (loss)					$(236)

Inter-segment revenues	$91	$(195)	$(26)	$(15)
Interest revenue	$309	$79	$307	$42
Interest expense	$—	$—	$—	$18

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended March 31, 2016	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings	$304	$(78)	$130	$(15)	$341
Provision for income tax expense (benefit)	76	(23)	44	(10)	87
Operating earnings	$228	$(55)	$86	$(5)	254
Adjustments for:
Net investment gains (losses)					(48)
Net derivative gains (losses)					(5)
Other adjustments to net income					(96)
Provision for income tax (expense) benefit					56
Net income (loss)					$161

Inter-segment revenues	$128	$(227)	$(78)	$46
Interest revenue	$330	$67	$304	$(9)
Interest expense	$—	$—	$—	$17
Reconciliation of Company operating revenues to total revenues:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Annuities	$887	$1,065
Life	169	134
Run-off	456	419
Total segment	1,512	1,618
Corporate & Other	63	70
Net investment gains (losses)	(50)	(48)
Net derivative gains (losses)	(709)	(5)
Other adjustments	(14)	1
Total	$802	$1,636
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2017	December 31, 2016
	(In millions)
Annuities	$139,139	$141,111
Life	12,822	12,674
Run-off	38,810	39,261
Corporate & Other	9,245	6,227
Total	$200,016	$199,273

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

3. Insurance
Guarantees
As discussed in Notes 1 and 5 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report, the Company issues variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 5.
The Company also issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee.
Information regarding the Company’s guarantee exposure was as follows at:

	March 31, 2017				December 31, 2016
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$104,487		$58,406		$101,827		$57,370
Separate account value	$99,584		$57,125		$97,237		$56,048
Net amount at risk	$5,989	(4)	$2,622	(5)	$6,726	(4)	$2,906	(5)
Average attained age of contractholders	68 years		67 years		67 years		67 years

	March 31, 2017	December 31, 2016
	Secondary Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts
Total account value (3)	$7,133	$7,176
Net amount at risk (6)	$90,606	$90,973
Average attained age of policyholders	60 years	60 years
__________________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)
Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 7 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for a discussion of GMxBs which have been reinsured.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Balance at December 31 of prior period	$1,966	$1,693
Less: Reinsurance recoverables	1,808	1,545
Net Balance at December 31 of prior period	158	148
Cumulative adjustment (1)	—	67
Net balance, beginning of period	158	215
Incurred related to:
Current year	236	231
Prior years (2)	(2)	13
Total incurred	234	244
Paid related to:
Current year	(124)	(129)
Prior years	(75)	(76)
Total paid	(199)	(205)
Net balance, end of period	193	254
Add: Reinsurance recoverables	1,799	1,618
Balance, end of period	$1,992	$1,872
______________

(1)
Reflects the accumulated adjustment, net of reinsurance, upon implementation of the new short-duration contracts guidance which clarified the requirement to include claim information for long-duration contracts. The accumulated adjustment primarily reflects unpaid claim liabilities, net of reinsurance, for long-duration contracts as of the beginning of the period presented.

(2)
During the three months ended March 31, 2017 and 2016, the claims and claim adjustment expenses associated with prior years changed due to differences between the actual benefits paid and the expected benefits owed during those periods.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

4. Investments
Fixed Maturity and Equity Securities Available-for-Sale
Fixed Maturity and Equity Securities Available-for-Sale by Sector
The following table presents the fixed maturity and equity securities AFS by sector. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities and non-redeemable preferred stock is reported within equity securities. Included within fixed maturity securities are structured securities including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”).

	March 31, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities:
U.S. corporate	$17,358	$1,248	$163	$—	$18,443	$17,583	$1,158	$235	$—	$18,506
U.S. government and agency	10,648	1,266	153	—	11,761	10,517	1,221	188	—	11,550
RMBS	6,575	206	85	(3)	6,699	6,722	194	101	—	6,815
Foreign corporate	5,523	234	124	—	5,633	5,512	201	158	—	5,555
State and political subdivision	2,627	310	19	1	2,917	2,633	305	24	—	2,914
CMBS	2,458	29	25	(1)	2,463	2,837	26	26	(1)	2,838
ABS	2,235	16	7	—	2,244	2,562	11	12	—	2,561
Foreign government	961	127	5	—	1,083	946	111	11	—	1,046
Total fixed maturity securities	$48,385	$3,436	$581	$(3)	$51,243	$49,312	$3,227	$755	$(1)	$51,785
Equity securities:
Non-redeemable preferred stock	$157	$9	$4	$—	$162	$180	$6	$9	$—	$177
Common stock	102	26	—	—	128	100	23	—	—	123
Total equity securities	$259	$35	$4	$—	$290	$280	$29	$9	$—	$300
__________________

(1)
Noncredit OTTI losses included in accumulated other comprehensive income (“AOCI”) in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of less than $1 million and $5 million with unrealized gains (losses) of less than $1 million and less than $1 million at March 31, 2017 and December 31, 2016, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2017:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,901	$8,524	$8,077	$18,615	$11,268	$48,385
Estimated fair value	$1,910	$8,896	$8,238	$20,793	$11,406	$51,243
Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been presented in the year of final contractual maturity. Structured Securities are shown separately, as they are not due at a single maturity.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
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

	March 31, 2017				December 31, 2016
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$3,135	$118	$456	$45	$3,525	$145	$625	$90
U.S. government and agency	3,288	153	—	—	3,548	188	—	—
RMBS	2,376	59	623	23	2,642	69	811	32
Foreign corporate	892	40	508	84	1,231	60	532	98
State and political subdivision	450	17	28	3	548	21	29	3
CMBS	996	21	130	3	1,307	22	164	3
ABS	291	4	276	3	433	4	461	8
Foreign government	142	4	4	1	228	10	4	1
Total fixed maturity securities	$11,570	$416	$2,025	$162	$13,462	$519	$2,626	$235
Equity securities:
Non-redeemable preferred stock	$28	$—	$29	$4	$57	$2	$40	$7
Total equity securities	$28	$—	$29	$4	$57	$2	$40	$7
Total number of securities in an unrealized loss position	1,182		398		1,388		468
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
As described more fully in Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities, equity securities and perpetual hybrid securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at March 31, 2017. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads, as well as a change in the Company’s intention to hold or sell a security that is in an unrealized loss position. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $176 million during the three months ended March 31, 2017 to $578 million. The decrease in gross unrealized losses for the three months ended March 31, 2017 was primarily attributable to narrowing credit spreads and decreasing longer-term interest rates.
At March 31, 2017, $25 million of the total $578 million of gross unrealized losses were from ten fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

The change in gross unrealized losses on equity securities was not significant during the three months ended March 31, 2017.
Investment Grade Fixed Maturity Securities
Of the $25 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $19 million, or 76%, were related to gross unrealized losses on three investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $25 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $6 million, or 24%, were related to gross unrealized losses on seven below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to foreign corporate securities (primarily British pound consumer securities) and are the result of the weakening of the British pound since purchase, largely due to uncertainties associated with the U.K.’s pending withdrawal from the European Union. Management evaluates foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2017		December 31, 2016
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$6,445	68.6%	$6,211	69.9%
Agricultural	1,869	19.9	1,708	19.2
Residential	996	10.6	867	9.8
Subtotal (1)	9,310	99.1	8,786	98.9
Valuation allowances	(41)	(0.4)	(38)	(0.4)
Subtotal mortgage loans, net	9,269	98.7	8,748	98.5
Commercial mortgage loans held by CSEs - FVO	129	1.3	136	1.5
Total mortgage loans, net	$9,398	100.0%	$8,884	100.0%
__________________

(1)	Purchases of mortgage loans were $160 million and $39 million for the three months ended March 31, 2017 and 2016, respectively, and were primarily comprised of residential mortgage loans.
See “— Variable Interest Entities” for discussion of consolidated securitization entities (“CSEs”).
Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on commercial mortgage loans held by CSEs - FVO is presented in Note 6. The Company elects the FVO for certain commercial mortgage loans and related long-term debt that are managed on a total return basis.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
March 31, 2017
Commercial	$—	$—	$—	$—	$—	$6,445	$31	$—
Agricultural	4	3	—	—	—	1,866	6	3
Residential	—	—	—	2	2	994	4	2
Total	$4	$3	$—	$2	$2	$9,305	$41	$5
December 31, 2016
Commercial	$—	$—	$—	$—	$—	$6,211	$30	$—
Agricultural	4	3	—	—	—	1,705	5	3
Residential	—	—	—	1	1	866	3	1
Total	$4	$3	$—	$1	$1	$8,782	$38	$4
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $3 million and $1 million, respectively, for the three months ended March 31, 2017; and $0, $3 million and $0, respectively, for the three months ended March 31, 2016.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended March 31,
	2017				2016
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$30	$5	$3	$38	$28	$5	$3	$36
Provision (release)	1	1	1	3	—	—	1	1
Balance, end of period	$31	$6	$4	$41	$28	$5	$4	$37

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
March 31, 2017
Loan-to-value ratios:
Less than 65%	$5,729	$306	$20	$6,055	94.0%	$6,180	94.2%
65% to 75%	325	—	18	343	5.3	339	5.2
76% to 80%	9	—	—	9	0.1	9	0.1
Greater than 80%	24	14	—	38	0.6	36	0.5
Total	$6,087	$320	$38	$6,445	100.0%	$6,564	100.0%

December 31, 2016
Loan-to-value ratios:
Less than 65%	$5,459	$214	$166	$5,839	94.0%	$5,922	94.2%
65% to 75%	281	—	19	300	4.8	294	4.7
76% to 80%	34	—	—	34	0.6	33	0.5
Greater than 80%	24	14	—	38	0.6	37	0.6
Total	$5,798	$228	$185	$6,211	100.0%	$6,286	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	March 31, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$1,821	97.4%	$1,669	97.7%
65% to 75%	48	2.6	39	2.3
Total	$1,869	100.0%	$1,708	100.0%
The estimated fair value of agricultural mortgage loans was $1.9 billion and $1.7 billion at March 31, 2017 and December 31, 2016, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	March 31, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$985	98.9%	$856	98.7%
Nonperforming	11	1.1	11	1.3
Total	$996	100.0%	$867	100.0%
The estimated fair value of residential mortgage loans was $1.0 billion and $867 million at March 31, 2017 and December 31, 2016, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2017 and December 31, 2016. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no past due and nonaccrual commercial or agricultural mortgage loans at either March 31, 2017, or December 31, 2016. The recorded investment of past due and nonaccrual residential mortgage loans was $11 million at both March 31, 2017 and December 31, 2016.
Mortgage Loans Modified in a Troubled Debt Restructuring
During the three months ended March 31, 2017 and 2016, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $1.8 billion and $1.6 billion at March 31, 2017 and December 31, 2016, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities AFS and the effect on DAC, VOBA, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in (loss) AOCI.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2017	December 31, 2016
	(In millions)
Fixed maturity securities	$2,846	$2,464
Fixed maturity securities with noncredit OTTI losses included in AOCI	3	1
Total fixed maturity securities	2,849	2,465
Equity securities	50	32
Derivatives	364	393
Short-term investments	—	(42)
Other	(11)	58
Subtotal	3,252	2,906
Amounts allocated from:
Future policy benefits	(594)	(550)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)	(1)
DAC, VOBA and DSI	(199)	(188)
Subtotal	(794)	(739)
Deferred income tax benefit (expense)	(860)	(736)
Net unrealized investment gains (losses)	$1,598	$1,431
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2017
(In millions)
Balance, beginning of period	$1,431
Fixed maturity securities on which noncredit OTTI losses have been recognized	2
Unrealized investment gains (losses) during the period	344
Unrealized investment gains (losses) relating to:
Future policy benefits	(44)
DAC, VOBA and DSI	(11)
Deferred income tax benefit (expense)	(124)
Balance, end of period	$1,598
Change in net unrealized investment gains (losses)	$167
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s stockholder’s equity, other than the U.S. government and its agencies, at both March 31, 2017 and December 31, 2016.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2017	December 31, 2016
	(In millions)
Securities on loan: (1)
Amortized cost	$6,072	$5,895
Estimated fair value	$6,781	$6,555
Cash collateral received from counterparties (2)	$6,925	$6,642
Security collateral received from counterparties (3)	$11	$27
Reinvestment portfolio — estimated fair value	$6,952	$6,571
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	March 31, 2017				December 31, 2016
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$2,175	$1,644	$2,269	$6,088	$2,129	$1,906	$1,743	$5,778
U.S. corporate	—	469	—	469	—	480	—	480
Agency RMBS	—	257	—	257	—	—	274	274
Foreign corporate	—	58	—	58	—	58	—	58
Foreign government	—	53	—	53	—	52	—	52
Total	$2,175	$2,481	$2,269	$6,925	$2,129	$2,496	$2,017	$6,642
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2017 was $2.1 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, non-agency RMBS and U.S. and foreign corporate securities) with 57% invested in cash equivalents, agency RMBS, short-term investments, U.S. government and agency securities or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes at:

	March 31, 2017	December 31, 2016
	(In millions)
Invested assets on deposit (regulatory deposits)	$7,746	$7,642
Invested assets held in trust (reinsurance agreements) (1)	221	721
Invested assets pledged as collateral (2)	3,818	3,548
Total invested assets on deposit, held in trust and pledged as collateral	$11,785	$11,911
__________________

(1)	The Company has held in trust certain investments, primarily fixed maturity securities, in connection with certain reinsurance transactions.

(2)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 5 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report) and derivative transactions (see Note 5).

See “— Securities Lending” for information regarding securities on loan.
Variable Interest Entities
The Company has invested in legal entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual and implied rights and obligations associated with each party’s relationship with or involvement in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity.
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
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	March 31, 2017	December 31, 2016
	(In millions)
CSEs: (1)
Assets
Mortgage loans (commercial mortgage loans)	$129	$136
Accrued investment income	1	1
Total assets	$130	$137
Liabilities
Long-term debt	$20	$23
Other liabilities	—	1
Total liabilities	$20	$24
__________________

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

(1)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $91 million and $95 million at estimated fair value at March 31, 2017 and December 31, 2016, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2017		December 31, 2016
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$9,923	$9,923	$10,789	$10,789
U.S. and foreign corporate	529	529	505	505
Other limited partnership interests	1,382	2,155	1,491	2,287
Real estate joint ventures	26	27	17	22
Other investments (3)	41	47	61	66
Total	$11,901	$12,681	$12,863	$13,669
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties. There were no income tax credits and less than $1 million at March 31, 2017 and December 31, 2016, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

(3)	Other investments is comprised of other invested assets and non-redeemable preferred stock.
As described in Note 9, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the three months ended March 31, 2017 and 2016.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Investment income:
Fixed maturity securities	$501	$515
Equity securities	3	5
Mortgage loans	103	88
Policy loans	12	14
Real estate and real estate joint ventures	12	13
Other limited partnership interests	57	21
Cash, cash equivalents and short-term investments	4	4
Operating joint venture	1	2
Other	6	—
Subtotal	699	662
Less: Investment expenses	40	38
Subtotal, net	659	624
FVO CSEs — interest income — commercial mortgage loans	2	3
Net investment income	$661	$627

See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated investment expenses.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Industrial	$—	$(13)
Total U.S. and foreign corporate securities	—	(13)
RMBS	—	(2)
OTTI losses on fixed maturity securities recognized in earnings	—	(15)
Fixed maturity securities — net gains (losses) on sales and disposals	(31)	(33)
Total gains (losses) on fixed maturity securities	(31)	(48)
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	—	(1)
OTTI losses on equity securities recognized in earnings	—	(1)
Equity securities — net gains (losses) on sales and disposals	—	4
Total gains (losses) on equity securities	—	3
Mortgage loans	(3)	(2)
Real estate and real estate joint ventures	2	(1)
Other limited partnership interests	(10)	(4)
Other	(7)	2
Subtotal	(49)	(50)
FVO CSEs:
Commercial mortgage loans	(1)	1
Long-term debt — related to commercial mortgage loans	1	—
Non-investment portfolio gains (losses)	(1)	1
Subtotal	(1)	2
Total net investment gains (losses)	$(50)	$(48)
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($7) million and $3 million for the three months ended March 31, 2017 and 2016, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
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

	Three Months Ended March 31,
	2017	2016	2017	2016
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$1,753	$8,838	$1	$4
Gross investment gains	$7	$33	$—	$4
Gross investment losses	(38)	(66)	—	—
OTTI losses	—	(15)	—	(1)
Net investment gains (losses)	$(31)	$(48)	$—	$3
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2017	2016
	(In millions)
Balance, beginning of period	$28	$52
Additions:
Additional impairments — credit loss OTTI on securities previously impaired	—	1
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(17)	(2)
Balance, end of period	$11	$51
Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended March 31,
	2017	2016

Estimated fair value of invested assets transferred to affiliates	$292	$—
Amortized cost of invested assets transferred to affiliates	$294	$—
Net investment gains (losses) recognized on transfers	$(2)	$—
Estimated fair value of invested assets transferred from affiliates	$—	$237

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Investments (continued)

The Company receives investment administrative services from an affiliate. The related investment administrative service charges were $23 million and $21 million for the three months ended March 31, 2017 and 2016, respectively.
In March 2017, the Company sold an operating joint venture with a book value of $89 million to Metropolitan Life Insurance Company (“MLIC”), an affiliate, for $286 million, which is included in premiums, reinsurance and other receivables. The Company received the cash from MLIC on April 3, 2017. The operating joint venture was accounted for under the equity method and included in other invested assets. This sale resulted in an increase in additional paid-in capital of $202 million in the first quarter of 2017.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
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
Interest Rate Derivatives
The Company uses a variety of interest rate derivatives to reduce its exposure to changes in interest rates, including interest rate swaps, caps, floors, swaptions and futures.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2017			December 31, 2016
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$265	$40	$—	$310	$41	$—
Cash flow hedges:
Interest rate swaps	Interest rate	45	7	—	45	7	—
Foreign currency swaps	Foreign currency exchange rate	1,372	154	11	1,386	181	10
Subtotal		1,417	161	11	1,431	188	10
Total qualifying hedges		1,682	201	11	1,741	229	10
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	18,644	962	798	28,175	1,928	1,688
Interest rate floors	Interest rate	2,100	2	1	2,100	5	2
Interest rate caps	Interest rate	8,542	17	—	12,042	25	—
Interest rate futures	Interest rate	282	1	—	1,288	9	—
Interest rate options	Interest rate	15,520	79	—	15,520	136	—
Interest rate total return swaps	Interest rate	3,150	—	503	3,876	—	611
Foreign currency swaps	Foreign currency exchange rate	845	97	4	1,236	149	4
Foreign currency forwards	Foreign currency exchange rate	194	2	—	158	9	—
Credit default swaps — purchased	Credit	34	—	—	34	—	—
Credit default swaps — written	Credit	1,789	30	1	1,891	28	—
Equity futures	Equity market	4,682	7	2	8,037	38	—
Equity index options	Equity market	38,886	970	1,190	37,501	897	934
Equity variance swaps	Equity market	14,894	159	568	14,894	140	517
Equity total return swaps	Equity market	2,260	—	104	2,855	1	117
Total non-designated or nonqualifying derivatives		111,822	2,326	3,171	129,607	3,365	3,873
Total		$113,504	$2,527	$3,182	$131,348	$3,594	$3,883
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2017 and December 31, 2016. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$(1,136)	$775
Embedded derivatives gains (losses)	427	(780)
Total net derivative gains (losses)	$(709)	$(5)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Qualifying hedges:
Net investment income	$6	$3
Nonqualifying hedges:
Net derivative gains (losses)	119	97
Policyholder benefits and claims	4	4
Total	$129	$104
Nonqualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended March 31, 2017
Interest rate derivatives	$(269)	$—	$(1)
Foreign currency exchange rate derivatives	(19)	—	—
Credit derivatives — written	6	—	—
Equity derivatives	(939)	—	(184)
Total	$(1,221)	$—	$(185)
Three Months Ended March 31, 2016
Interest rate derivatives	$817	$—	$19
Foreign currency exchange rate derivatives	—	—	—
Credit derivatives — written	—	—	—
Equity derivatives	(136)	(3)	30
Total	$681	$(3)	$49
__________________

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
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
The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended March 31, 2017
Interest rate swaps:	Fixed maturity securities	$—	$—	$—
	Policyholder liabilities (1)	(2)	2	—
Total		$(2)	$2	$—
Three Months Ended March 31, 2016
Interest rate swaps:	Fixed maturity securities	$(2)	$2	$—
	Policyholder liabilities (1)	14	(14)	—
Total		$12	$(12)	$—
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). For the three months ended March 31, 2017, these amounts were $9 million. For the three months ended March 31, 2016, there were no amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges.
At both March 31, 2017 and December 31, 2016, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed three years.
At March 31, 2017 and December 31, 2016, the balance in AOCI associated with cash flow hedges was $364 million and $393 million, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of stockholder’s equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
		(In millions)
Three Months Ended March 31, 2017
Interest rate swaps	$—	$—	$1	$—
Interest rate forwards	—	—	1	—
Foreign currency swaps	(19)	8	—	—
Credit forwards	—	—	—	—
Total	$(19)	$8	$2	$—
Three Months Ended March 31, 2016
Interest rate swaps	$26	$—	$1	$—
Interest rate forwards	4	2	1	—
Foreign currency swaps	(13)	2	—	—
Credit forwards	—	—	—	—
Total	$17	$4	$2	$—
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2017, the Company expects to reclassify $30 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $1.8 billion and $1.9 billion at March 31, 2017 and December 31, 2016, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At March 31, 2017 and December 31, 2016, the Company would have received $29 million and $28 million, respectively, to terminate all of these contracts.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2017			December 31, 2016
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$—	$35	2.5	$1	$45	2.2
Credit default swaps referencing indices	9	433	3.5	8	433	3.7
Subtotal	9	468	3.4	9	478	3.6
Baa
Single name credit default swaps (3)	1	110	1.7	1	180	1.6
Credit default swaps referencing indices	19	1,166	5.3	18	1,213	4.8
Subtotal	20	1,276	5.0	19	1,393	4.4
Ba
Single name credit default swaps (3)	—	45	4.0	—	20	2.7
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	45	4.0	—	20	2.7
Total	$29	$1,789	4.6	$28	$1,891	4.2
__________________

(1)
The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), Standard & Poor’s Global Ratings (“S&P”) and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

See Note 6 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2017		December 31, 2016
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$2,550	$3,165	$3,384	$2,929
OTC-cleared (1), (6)	36	7	267	905
Exchange-traded	8	2	47	—
Total gross estimated fair value of derivatives (1)	2,594	3,174	3,698	3,834
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1), (6)	2,594	3,174	3,698	3,834
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,159)	(2,159)	(2,231)	(2,231)
OTC-cleared	(7)	(7)	(165)	(165)
Exchange-traded	(1)	(1)	—	—
Cash collateral: (3), (4)
OTC-bilateral	(189)	—	(625)	—
OTC-cleared	(18)	—	(92)	(740)
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(194)	(958)	(429)	(698)
OTC-cleared	—	—	—	—
Exchange-traded	—	(1)	—	—
Net amount after application of master netting agreements and collateral	$26	$48	$156	$—
__________________

(1)
As of March 31, 2017 and December 31, 2016, derivative assets included income or expense accruals reported in accrued investment income or in other liabilities of $67 million and $104 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($8) million and ($49) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2017 and December 31, 2016, the Company received excess cash collateral of $20 million and $3 million, respectively, and provided excess cash collateral of $0 and $25 million, respectively, which is not included in the table above due to the foregoing limitation.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2017, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2017 and December 31, 2016, the Company received excess securities collateral with an estimated fair value of $178 million and $135 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2017 and December 31, 2016, the Company provided excess securities collateral with an estimated fair value of $41 million and $108 million, respectively, for its OTC-bilateral derivatives, and $291 million and $630 million, respectively, for its OTC-cleared derivatives, and $210 million and $453 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

(6)
Effective January 3, 2017, the CME amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. See Note 1 for further information on the CME amendments.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the amount owed by that counterparty reaches a minimum transfer amount. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of Brighthouse Life Insurance Company, and/or the counterparty. In addition, substantially all of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s financial strength or credit ratings, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.
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

	March 31, 2017	December 31, 2016
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,006	$698
Estimated Fair Value of Collateral Provided
Fixed maturity securities	$999	$777
Cash	$—	$—
Fair Value of Incremental Collateral Provided Upon
One-notch downgrade in financial strength rating	$—	$—
Downgrade in financial strength rating to a level that triggers full overnight collateralization or termination of the derivative position	$—	$—
__________________

(1)	After taking into consideration the existence of netting agreements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2017	December 31, 2016
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$226	$241
Options embedded in debt or equity securities	Investments	(57)	(49)
Embedded derivatives within asset host contracts		$169	$192
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$1,868	$2,261
Assumed guaranteed minimum benefits	Policyholder account balances	821	952
Funds withheld on ceded reinsurance	Other liabilities	312	285
Fixed annuities with equity indexed returns	Policyholder account balances	306	192
Embedded derivatives within liability host contracts		$3,307	$3,690
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net derivative gains (losses) (1), (2)	$427	$(780)
Policyholder benefits and claims	$(15)	$45
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($50) million and $144 million for the three months ended March 31, 2017 and 2016, respectively.

(2)	See Note 10 for discussion of affiliated net derivative gains (losses).

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	March 31, 2017
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$17,033	$1,410	$18,443
U.S. government and agency	5,403	6,358	—	11,761
RMBS	—	5,455	1,244	6,699
Foreign corporate	—	4,791	842	5,633
State and political subdivision	—	2,910	7	2,917
CMBS	—	2,306	157	2,463
ABS	—	2,050	194	2,244
Foreign government	—	1,083	—	1,083
Total fixed maturity securities	5,403	41,986	3,854	51,243
Equity securities	43	105	142	290
Short-term investments	458	504	1	963
Commercial mortgage loans held by CSEs — FVO	—	129	—	129
Derivative assets: (1)
Interest rate	1	1,107	—	1,108
Foreign currency exchange rate	—	253	—	253
Credit	—	21	9	30
Equity market	7	945	184	1,136
Total derivative assets	8	2,326	193	2,527
Embedded derivatives within asset host contracts (2)	—	—	226	226
Separate account assets (3)	545	102,060	15	102,620
Total assets	$6,457	$147,110	$4,431	$157,998
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$799	$503	$1,302
Foreign currency exchange rate	—	15	—	15
Credit	—	1	—	1
Equity market	2	1,282	580	1,864
Total derivative liabilities	2	2,097	1,083	3,182
Embedded derivatives within liability host contracts (2)	—	—	3,307	3,307
Long-term debt of CSEs — FVO	—	20	—	20
Total liabilities	$2	$2,117	$4,390	$6,509

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

	December 31, 2016
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
__________________

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

(2)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets. At March 31, 2017 and December 31, 2016, debt and equity securities also included embedded derivatives of ($57) million and ($49) million, respectively.

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
Investments
Valuation Controls and Procedures
On behalf of the Company and MetLife, Inc.’s Chief Investment Officer and Chief Financial Officer, a pricing and valuation committee that is independent of the trading and investing functions and comprised of senior management, provides oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a quarterly basis, this committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. This committee also provides oversight of the selection of independent third-party pricing providers and the controls and procedures to evaluate third party pricing. Periodically, the Chief Accounting Officer reports to the Audit Committee of MetLife, Inc.’s Board of Directors regarding compliance with fair value accounting standards.
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 9% of the total estimated fair value of Level 3 fixed maturity securities at March 31, 2017.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

Instrument		Level 2 Observable Inputs	Level 3 Unobservable Inputs
Fixed Maturity Securities
U.S. corporate and Foreign corporate securities
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	illiquidity premium
	•	benchmark yields; spreads off benchmark yields; new issuances; issuer rating	•	delta spread adjustments to reflect specific credit-related issues
	•	trades of identical or comparable securities; duration	•	credit spreads
	•	Privately-placed securities are valued using the additional key inputs:	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
• market yield curve; call provisions
		• observable prices and spreads for similar public or private securities that incorporate the credit quality and industry sector of the issuer	•	independent non-binding broker quotations
• delta spread adjustments to reflect specific credit-related issues
U.S. government and agency, State and political subdivision and Foreign government securities
	Valuation Approaches: Principally the market approach.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	independent non-binding broker quotations
	•	benchmark U.S. Treasury yield or other yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	the spread off the U.S. Treasury yield curve for the identical security
	•	issuer ratings and issuer spreads; broker-dealer quotes	•	credit spreads
	•	comparable securities that are actively traded
Structured Securities
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market and income approaches.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	credit spreads
	•	spreads for actively traded securities; spreads off benchmark yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	expected prepayment speeds and volumes
	•	current and forecasted loss severity; ratings; geographic region	•	independent non-binding broker quotations
	•	weighted average coupon and weighted average maturity
	•	average delinquency rates; debt-service coverage ratios
	•	issuance-specific information, including, but not limited to:
• collateral type; structure of the security; vintage of the loans
• payment terms of the underlying assets
• payment priority within the tranche; deal performance

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

Instrument	Level 2 Observable Inputs	Level 3 Unobservable Inputs
Equity Securities
	Valuation Approaches: Principally the market approach.	Valuation Approaches: Principally the market and income approaches.
	Key Input:	Key Inputs:
	• quoted prices in markets that are not considered active	•	credit ratings; issuance structures
		•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
		•	independent non-binding broker quotations
Short-term investments
•
Short-term investments are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation approaches and observable inputs used in their valuation are also similar to those described above.
•
Short-term investments are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation approaches and unobservable inputs used in their valuation are also similar to those described above.

Commercial mortgage loans held by CSEs — FVO
	Valuation Approaches: Principally the market approach.	•	N/A
Key Input:
• quoted securitization market price of the obligations of the CSEs determined principally by independent pricing services using observable inputs

Separate Account Assets (1)
Mutual funds without readily determinable fair values as prices are not published publicly
	Key Input:	•	N/A
• quoted prices or reported net asset value (“NAV”) provided by the fund managers
Other limited partnership interests
	• N/A	Valued giving consideration to the underlying holdings of the partnerships and by applying a premium or discount, if appropriate.
Key Inputs:
		•	liquidity; bid/ask spreads; performance record of the fund manager
		•	other relevant variables that may impact the exit value of the particular partnership interest
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
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
Freestanding Derivatives
Level 2 Valuation Approaches and Key Inputs:
This level includes all types of derivatives utilized by the Company with the exception of exchange-traded derivatives included within Level 1 and those derivatives with unobservable inputs as described in Level 3.
Level 3 Valuation Approaches and Key Inputs:
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
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
Level 3 Valuation Approaches and Key Inputs:
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at March 31, 2017, there were no transfers between Level 1 and 2. For assets and liabilities measured at estimated fair value and still held at December 31, 2016, transfers between Levels 1 and 2 were not significant.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
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

					March 31, 2017				December 31, 2016				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	18	-	144	105	18	-	138	104	Increase
	•	Market pricing	•	Quoted prices (4)	13	-	627	113	13	-	700	99	Increase
	•	Consensus pricing	•	Offered quotes (4)	86	-	86	86	68	-	109	86	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	39	-	110	92	38	-	111	91	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	94	-	106	101	94	-	106	100	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	99	-	101	99	98	-	100	99	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Repurchase rates (7)	(14)	-	15		(44)	-	18		Decrease (6)
Credit	•	Present value techniques	•	Credit spreads (8)	97	-	98		97	-	98		Decrease (8)
	•	Consensus pricing	•	Offered quotes (9)
Equity market	•	Present value techniques or option pricing models	•	Volatility (10)	9%	-	33%		14%	-	32%		Increase (6)
			•	Correlation (11)	70%	-	70%		40%	-	40%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (12)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (12)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (12)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (13)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (13)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (13)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (14)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(15)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (16)
			•	Nonperformance risk spread	0.04%	-	0.55%		0.04%	-	0.57%		Decrease (17)
___________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

(4)	Range and weighted average are presented in accordance with the market convention for fixed maturity securities of dollars per hundred dollars of par.

(5)
Changes in the assumptions used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumptions used for prepayment rates.

(6)	Changes in estimated fair value are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.

(7)	Ranges represent different repurchase rates utilized as components within the valuation methodology and are presented in basis points.

(8)
Represents the risk quoted in basis points of a credit default event on the underlying instrument. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.

(9)	At March 31, 2017 and December 31, 2016, independent non-binding broker quotations were used in the determination of 1% and 3%, respectively, of the total net derivative estimated fair value.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement of assets and liabilities classified within Level 3 that are not included in the preceding table. Generally, all other classes of securities classified within Level 3, including those within separate account assets, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements.”

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Structured Securities	State and Political Subdivision	Foreign Government
	(In millions)
Three Months Ended March 31, 2017
Balance, beginning of period	$2,227	$—	$1,664	$17	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(3)	—	3	—	—
Total realized/unrealized gains (losses) included in AOCI	112	—	15	—	—
Purchases (7)	102	—	51	—	—
Sales (7)	(47)	—	(105)	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	—	—	11	—	—
Transfers out of Level 3 (8)	(139)	—	(44)	(10)	—
Balance, end of period	$2,252	$—	$1,595	$7	$—
Three Months Ended March 31, 2016
Balance, beginning of period	$2,142	$—	$1,838	$13	$26
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(11)	—	5	—	—
Total realized/unrealized gains (losses) included in AOCI	90	1	(12)	—	—
Purchases (7)	32	—	100	—	—
Sales (7)	(60)	—	(100)	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	95	19	38	—	—
Transfers out of Level 3 (8)	(153)	—	(234)	(5)	(26)
Balance, end of period	$2,135	$20	$1,635	$8	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2017 (9)	$2	$—	$4	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2016 (9)	$(9)	$—	$5	$—	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended March 31, 2017
Balance, beginning of period	$137	$2	$(954)	$(3,449)	$10
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	(10)	420	—
Total realized/unrealized gains (losses) included in AOCI	2	—	—	—	—
Purchases (7)	3	1	—	—	—
Sales (7)	—	(1)	—	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	74	(52)	—
Transfers into Level 3 (8)	—	—	—	—	5
Transfers out of Level 3 (8)	—	(1)	—	—	—
Balance, end of period	$142	$1	$(890)	$(3,081)	$15
Three Months Ended March 31, 2016
Balance, beginning of period	$97	$47	$(232)	$(1,047)	$146
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	(17)	(735)	(1)
Total realized/unrealized gains (losses) included in AOCI	(2)	—	4	—	—
Purchases (7)	—	50	3	—	2
Sales (7)	—	(47)	—	—	(4)
Issuances (7)	—	—	(1)	—	—
Settlements (7)	—	—	—	(124)	—
Transfers into Level 3 (8)	129	—	—	—	—
Transfers out of Level 3 (8)	(53)	—	—	—	—
Balance, end of period	$171	$50	$(243)	$(1,906)	$143
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2017 (9)	$—	$—	$(12)	$432	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2016 (9)	$—	$—	$(17)	$(736)	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(3)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
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

	March 31, 2017	December 31, 2016
	(In millions)
Assets (1)
Unpaid principal balance	$81	$88
Difference between estimated fair value and unpaid principal balance	48	48
Carrying value at estimated fair value	$129	$136
Liabilities (1)
Contractual principal balance	$19	$22
Difference between estimated fair value and contractual principal balance	1	1
Carrying value at estimated fair value	$20	$23
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$9,269	$—	$—	$9,463	$9,463
Policy loans	$1,090	$—	$747	$429	$1,176
Real estate joint ventures	$5	$—	$—	$34	$34
Other limited partnership interests	$43	$—	$—	$41	$41
Premiums, reinsurance and other receivables	$2,027	$—	$23	$2,843	$2,866
Liabilities
Policyholder account balances	$14,688	$—	$—	$15,822	$15,822
Long-term debt	$781	$—	$1,080	$—	$1,080
Other liabilities	$480	$—	$113	$386	$499
Separate account liabilities	$1,151	$—	$1,151	$—	$1,151

	December 31, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$8,748	$—	$—	$8,893	$8,893
Policy loans	$1,093	$—	$746	$431	$1,177
Real estate joint ventures	$12	$—	$—	$44	$44
Other limited partnership interests	$44	$—	$—	$42	$42
Premiums, reinsurance and other receivables	$2,831	$—	$832	$2,843	$3,675
Liabilities
Policyholder account balances	$14,829	$—	$—	$15,975	$15,975
Long-term debt	$781	$—	$1,060	$—	$1,060
Other liabilities	$194	$—	$27	$167	$194
Separate account liabilities	$1,110	$—	$1,110	$—	$1,110
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
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
Other Liabilities
Other liabilities consist primarily of interest payable, amounts due for securities purchased but not yet settled, funds withheld amounts payable, which are contractually withheld by the Company in accordance with the terms of the reinsurance agreements, and deposits payable. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which are not materially different from the carrying values.
Separate Account Liabilities
Separate account liabilities represent those balances due to policyholders under contracts that are classified as investment contracts.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

7. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$1,176	$255	$(29)	$1,402
OCI before reclassifications	236	(19)	(7)	210
Deferred income tax benefit (expense)	(100)	7	2	(91)
AOCI before reclassifications, net of income tax	1,312	243	(34)	1,521
Amounts reclassified from AOCI	84	(10)	—	74
Deferred income tax benefit (expense)	(34)	3	—	(31)
Amounts reclassified from AOCI, net of income tax	50	(7)	—	43
Balance, end of period	$1,362	$236	$(34)	$1,564

	Three Months Ended March 31, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$1,415	$239	$(26)	$1,628
OCI before reclassifications	1,413	17	(4)	1,426
Deferred income tax benefit (expense)	(488)	(6)	—	(494)
AOCI before reclassifications, net of income tax	2,340	250	(30)	2,560
Amounts reclassified from AOCI	49	(6)	—	43
Deferred income tax benefit (expense)	(17)	2	—	(15)
Amounts reclassified from AOCI, net of income tax	32	(4)	—	28
Balance, end of period	$2,372	$246	$(30)	$2,588
__________________

(1)	See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2017	2016
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(42)	$(46)	Net investment gains (losses)
Net unrealized investment gains (losses)	1	(3)	Net investment income
Net unrealized investment gains (losses)	(43)	—	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(84)	(49)
Income tax (expense) benefit	34	17
Net unrealized investment gains (losses), net of income tax	(50)	(32)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	1	1	Net investment income
Interest rate forwards	—	2	Net derivative gains (losses)
Interest rate forwards	1	1	Net investment income
Foreign currency swaps	8	2	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	10	6
Income tax (expense) benefit	(3)	(2)
Gains (losses) on cash flow hedges, net of income tax	7	4
Total reclassifications, net of income tax	$(43)	$(28)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

8. Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Compensation	$52	$122
Commissions	170	163
Volume-related costs	30	31
Affiliated expenses on ceded and assumed reinsurance	4	63
Capitalization of DAC	(61)	(93)
Interest expense on debt	18	17
Premium taxes, licenses and fees	12	16
Professional services	34	5
Rent and related expenses	3	14
Other	103	108
Total other expenses	$365	$446
Affiliated Expenses
Commissions and capitalization of DAC include the impact of affiliated reinsurance transactions. See Note10 for a discussion of affiliated expenses included in the table above.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at March 31, 2017.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of March 31, 2017, the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material for the Company.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $293 million and $335 million at March 31, 2017 and December 31, 2016, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.2 billion and $1.3 billion at March 31, 2017 and December 31, 2016, respectively.
Other Commitments
The Company has entered into collateral arrangements with affiliates which require the transfer of collateral in connection with secured demand notes. As of March 31, 2017, these arrangements had expired and the Company is no longer transferring collateral to custody accounts. As of December 31, 2016, the Company had agreed to fund up to $20 million of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $25 million, to custody accounts to secure the demand notes. Each of these affiliates was permitted by contract to sell or re-pledge this collateral.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Contingencies, Commitments and Guarantees (continued)

Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $217 million, with a cumulative maximum of $223 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $2 million at both March 31, 2017 and December 31, 2016, for indemnities, guarantees and commitments.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

10. Related Party Transactions
The Company has various existing relationships with MetLife for services necessary to conduct its activities.
Non-Broker-Dealer Transactions
The following table summarizes income and expense from transactions with MetLife (excluding broker-dealer transactions) for the periods indicated:

	Three Months Ended March 31,
	2017	2016	2017	2016
	Income		Expense
	(In millions)
MetLife	$(167)	$(477)	$8	$61
The following table summarizes assets and liabilities from transactions with MetLife (excluding broker-dealer transactions) at:

	March 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
	(In millions)
MetLife	$9,341	$9,010	$8,972	$9,518
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
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including MLIC, MetLife Reinsurance company of South Carolina, Brighthouse Life Insurance Company of NY(“Brighthouse NY”), General American Life Insurance Company, MetLife Europe d.a.c., MetLife Reinsurance Company of Vermont, New England Life Insurance Company (“NELICO”), MetLife Reinsurance Company of Delaware (“MRD”), Delaware American Life Insurance Company and American Life Insurance Company, all of which are related parties.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Premiums
Reinsurance assumed	$3	$45
Reinsurance ceded	(215)	(227)
Net premiums	$(212)	$(182)
Universal life and investment-type product policy fees
Reinsurance assumed	$27	$29
Reinsurance ceded	(75)	(107)
Net universal life and investment-type product policy fees	$(48)	$(78)
Other revenues
Reinsurance assumed	$—	$—
Reinsurance ceded	31	51
Net other revenues	$31	$51
Policyholder benefits and claims
Reinsurance assumed	$32	$44
Reinsurance ceded	(238)	(237)
Net policyholder benefits and claims	$(206)	$(193)
Interest credited to policyholder account balances
Reinsurance assumed	$18	$19
Reinsurance ceded	(36)	(36)
Net interest credited to policyholder account balances	$(18)	$(17)
Amortization of deferred policy acquisition costs and value of business acquired
Reinsurance assumed	$(3)	$4
Reinsurance ceded	$28	$(42)
Net amortization of deferred policy acquisition costs and value of business acquired	$25	$(38)
Other expenses
Reinsurance assumed	$5	$27
Reinsurance ceded	2	42
Net other expenses	$7	$69

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2017		December 31, 2016
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$55	$9,791	$23	$9,661
Deferred policy acquisition costs and value of business acquired	65	(841)	71	(803)
Total assets	$120	$8,950	$94	$8,858
Liabilities
Future policy benefits	$189	$(106)	$213	$(117)
Policyholder account balances	821	—	952	—
Other policy-related balances	1,694	666	1,677	680
Other liabilities	(390)	5,360	10	5,344
Total liabilities	$2,314	$5,920	$2,852	$5,907
The Company assumes risks from affiliates related to guaranteed minimum benefit guarantees written directly by the affiliates. These assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $821 million and $952 million at March 31, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were $57 million and ($136) million for the three months ended March 31, 2017 and 2016, respectively.
The Company ceded two blocks of business to two affiliates on a 90% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and increased the funds withheld balance by $312 million and $285 million at March 31, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($27) million and ($166) million for the three months ended March 31, 2017 and 2016, respectively.
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. This ceded reinsurance agreement contains embedded derivatives and changes in the estimated fair value are also included within net derivative gains (losses). The embedded derivative associated with this cession is included within premiums, reinsurance and other receivables and were $3 million at both March 31, 2017 and December 31, 2016. Net derivative gains (losses) associated with the embedded derivative were less than ($1) million and $1 million for the three months ended March 31, 2017 and 2016, respectively.
In January 2017, the Company executed a novation and assignment agreement whereby it will replace MLIC as the reinsurer of certain variable annuities, including guaranteed minimum benefits, issued by Brighthouse NY and NELICO. This novation and assignment resulted in an increase in cash and cash equivalents of $34 million, an increase in future policy benefits of $79 million, an increase in policyholder account balances of $387 million and a decrease in other liabilities of $427 million. The Company recognized no gain or loss as a result of this transaction.
In January 2017, MLIC recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities being reinsured by the Company. This recapture resulted in a decrease in investments and cash and cash equivalents of $568 million, a decrease in future policy benefits of $106 million, and a decrease in policyholder account balances of $460 million. The Company recognized a loss of $2 million, net of income tax, as a result of this transaction.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Related Party Transactions (continued)

In December 2015, the Company entered into a reinsurance agreement to cede one block of business to MRD on a 90% coinsurance with funds withheld basis. This agreement covers certain term life policies issued in 2015 by the Company. This agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $93 million and $83 million at March 31, 2017 and December 31, 2016, respectively. The Company also recorded a funds withheld liability and other reinsurance payables, included in other liabilities, which were $44 million and $34 million at March 31, 2017 and December 31, 2016, respectively. The Company’s consolidated statement of operations and comprehensive income (loss) includes a loss for this agreement of $1 million and an income of $42 million for the three months ended March 31, 2017 and 2016, respectively.
In December 2014, the Company entered into a reinsurance agreement to cede two blocks of business to MRD on a 90% coinsurance with funds withheld basis. This agreement covers certain term and certain universal life policies issued in 2014 by the Company. This agreement transfers risk to MRD and, therefore, is accounted for as reinsurance. As a result of the agreement, affiliated reinsurance recoverables, included in premiums, reinsurance and other receivables, were $139 million and $136 million at March 31, 2017 and December 31, 2016, respectively. The Company also recorded a funds withheld liability and other reinsurance payables, included in other liabilities, which were $93 million and $83 million at March 31, 2017 and December 31, 2016, respectively. The Company’s consolidated statement of operations and comprehensive income (loss) includes a loss for this agreement of less than $1 million and $52 million for the three months ended March 31, 2017 and 2016, respectively.
Financing Arrangements
The Company has financing arrangements with MetLife that are used to support reinsurance obligations arising under affiliated reinsurance agreements. The Company recognized interest expense for affiliated debt of $16 million for both the three months ended March 31, 2017 and 2016.
Investment Transactions
The Company has extended loans to certain subsidiaries of MetLife, Inc. Additionally, in the ordinary course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from MetLife affiliates. See Note 4 for further discussion of the related party investment transactions.
Shared Services and Overhead Allocations
MetLife provides the Company certain services, which include, but are not limited to, executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology, distribution services and investor relations. The Company is charged for these services based on direct and indirect costs. When specific identification is not practicable, an allocation methodology is used, primarily based on sales, in-force liabilities, or headcount. For certain agreements, charges are based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Expenses incurred with MetLife related to these arrangements, recorded in other operating expenses, were $184 million and $233 million for the three months ended March 31, 2017 and 2016, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Related Party Transactions (continued)

The following table summarizes income and expense from transactions with related broker-dealers for the periods indicated:

	Three Months Ended March 31,
	2017	2016	2017	2016
	Fee Income		Commission Expense
	(In millions)
MetLife broker-dealers	$51	$49	$120	$154
The following table summarizes assets and liabilities from transactions with affiliated broker-dealers as follows:

	March 31, 2017		December 31, 2016
	Fee Income Receivables	Secured Demand Notes	Fee Income Receivables	Secured Demand Notes
	(In millions)
MetLife broker-dealers	$4	$—	$18	$20
11. Subsequent Events
Effective April 2017, following receipt of applicable regulatory approvals, MetLife contributed certain affiliated reinsurance companies and Brighthouse Life Insurance Company of NY to Brighthouse Life Insurance Company. The affiliated reinsurance companies were then merged into Brighthouse Reinsurance Company of Delaware, a licensed reinsurance subsidiary of Brighthouse Life Insurance Company. The affiliated reinsurance companies’ reinsured risks, including level premium term life and ULSG assumed from the Company and other entities and operations of Brighthouse. Simultaneously with the restructuring, the existing reserve financing arrangements of the affiliated reinsurance companies with unaffiliated financial institutions were terminated and replaced with a single financing arrangement supported by a pool of highly rated third-party reinsurers. The aggregate carrying amount of the contributed companies’ assets in excess of their liabilities was approximately $7.0 billion as of March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “Brighthouse Insurance,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC, which is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with Brighthouse Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.
This narrative analysis may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, statements regarding the planned Separation from MetLife and the distribution of common stock of Brighthouse Financial, Inc. (“Brighthouse”), prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results. Any or all forward-looking statements may turn out to be wrong. Actual results could differ materially from those expressed or implied in the forward-looking statements. See “Note Regarding Forward-Looking Statements.”
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
Operating Earnings
In this narrative analysis, in addition to providing net income (loss), we also present operating earnings, a measure of performance that is not calculated in accordance with GAAP. We believe this non-GAAP measure enhances the understanding of our performance by highlighting results of operations and the underlying profitability drivers of our business. Operating earnings allows analysis of our performance and facilitates comparisons to industry results. The financial information that follows is presented in conformity with GAAP, unless otherwise indicated. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for a discussion of GAAP.
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

Business
Overview
The Company offers a range of individual annuities and individual life insurance products. The Company is organized into three segments: Annuities, Life and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other. See “— Other Key Information — Segment Information” and Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. See also “— Other Key Information — Significant Events” for information on the Separation. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
Other Key Information
Segment Information
As previously announced, in the third quarter of 2016, the Company reorganized its businesses in anticipation of the planned Separation. Also, in the fourth quarter of 2016, the Company moved the universal life policies with secondary guarantees (“ULSG”) business from the Life segment to the Run-off segment (“ULSG Re-segmentation”). These changes were applied retrospectively and did not have an impact on total consolidated net income (loss) or operating earnings in the prior periods.” See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments.
Significant Events
On January 12, 2016, MetLife, Inc. announced its plan to pursue the separation of a substantial portion of its former Retail segment. Additionally, on July 21, 2016, MetLife, Inc. announced that the separated business would be rebranded as “Brighthouse Financial.”
On October 5, 2016, Brighthouse, a subsidiary of MetLife, Inc., filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (“SEC”), and on December 6, 2016 and April 18, 2017, Brighthouse filed amendments to its registration statement on Form 10 with the SEC (as amended, the “Form 10”). The information statement filed as an exhibit to the Form 10 disclosed that MetLife, Inc. intends to undertake several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) and include Brighthouse Insurance, New England Life Insurance Company, Brighthouse Life Insurance Company of NY ((“Brighthouse NY”), formerly known as First MetLife Investors Insurance Company), Brighthouse Investment Advisers, LLC (formerly known as MetLife Advisers, LLC) and certain affiliated reinsurance companies in the planned separated business and distribute at least 80.1% of the shares of Brighthouse’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. In connection with the planned Separation, effective April 2017, following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and Brighthouse Life Insurance Company of NY to the Brighthouse Insurance. The affiliated reinsurance companies were then merged into Brighthouse Reinsurance Company of Delaware, a licensed reinsurance subsidiary of Brighthouse Insurance. See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements for further information. The ultimate form and timing of the Separation will be influenced by a number of factors, including, regulatory considerations and economic conditions. MetLife continues to evaluate and pursue structural alternatives for the planned Separation. The Distribution remains subject to certain conditions including, among others, obtaining final approval from the MetLife, Inc. Board of Directors, receipt of a favorable ruling from the Internal Revenue Service (“IRS”) and an opinion from MetLife’s tax advisor regarding certain U.S. federal income tax matters, insurance and other regulatory approvals, and an SEC declaration of the effectiveness of the Form 10. In connection with the planned Separation, MetLife, Inc. has agreed to forgive the $750 million principal amount of 8.595% surplus notes issued in 2008 by Brighthouse Insurance to a MetLife affiliate after MetLife, Inc. becomes owner of such surplus notes. Effective March 6, 2017, and in connection with the planned Separation, the Company changed its name from MetLife Insurance Company USA to Brighthouse Life Insurance Company.
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

On December 18, 2014, the Financial Stability Oversight Council (“FSOC”) designated MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”) subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”), as well as to enhanced supervision and prudential standards. On March 30, 2016, the U.S. District Court for the District of Columbia (the “D.C. District Court”) ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC appealed the D.C. District Court’s order to the United States Court of Appeals for the District of Columbia, and oral argument was heard on October 24, 2016. In a Presidential Memorandum for the Secretary of the Treasury dated April 21, 2017, President Trump directed the Secretary of the Treasury to review the FSOC SIFI designation process for transparency, due process and other factors, and, pending the completion of the review and submission of the Secretary’s recommendations, to refrain from voting for any non-emergency designations. The Secretary’s review and report are due by October 18, 2017. On April 24, 2017, MetLife requested that the Court issue an order holding the appeal in abeyance pending the upcoming determination of the Secretary of the Treasury, and on May 4, 2017, while the FSOC did not take a position on MetLife’s motion, it requested that the Court refrain from action for 60 days to allow for additional deliberation among FSOC members. If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. See “Business — Regulation — Potential Regulation as a Non-Bank SIFI: Enhanced Prudential Standards and Other Regulatory Requirements Under Dodd-Frank” included in the 2016 Annual Report.
Regulatory Developments
We are domiciled in Delaware and regulated by the Delaware Department of Insurance. We are primarily regulated at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of Delaware. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. If our ultimate parent, MetLife, Inc., were re-designated as a non-bank SIFI, it would also be subject to regulation by the Federal Reserve and the FDIC. If Brighthouse were designated a non-bank SIFI following the Distribution, it would also be subject to regulation by the Federal Reserve and the FDIC. See “Risk Factors — Regulatory and Legal Risks —Federal — Insurance regulation,” “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” included in the 2016 Annual Report, as amended or in this Quarterly Report on Form 10-Q under this “Regulatory Developments” caption and “Risk Factors — Regulatory and Legal Risks.”
Department of Labor and ERISA Considerations
We manufacture life insurance products for third parties to sell to tax-qualified pension and retirement plans and Individual Retirement Accounts (“IRAs”) to individuals that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), the IRS and the Pension Benefit Guaranty Corporation (“PBGC”).
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen.

The DOL issued new regulations on April 6, 2016 with an original applicable date for most provisions of April 10, 2017, although on April 4, 2017, the DOL released its final rule delaying the original applicable date for 60 days until June 9, 2017. These rules, if and when they become applicable, would substantially expand the definition of “investment advice” and thereby broaden the circumstances under which distributors and even manufacturer can be considered fiduciaries under ERISA or the Code. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests. The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption, that apply more onerous disclosure and contract requirements to, and increase fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs. Contracts entered into prior to the applicability date of the new regulations are generally “grandfathered” and, as such, are not subject to the requirements of the rule and related exemptions. To retain “grandfathered” status, no investment recommendations may be made after the applicability date of the new regulations with respect to such annuity products that were sold to ERISA plans or IRAs.
We will not be engaging in direct distribution of retail products, including IRA products and retail annuities sold into ERISA plans and IRAs, and therefore we anticipate that we will have limited exposure to the new DOL regulations, as the application of the vast majority of the provisions of the new DOL regulations targeted at such retail products will be reduced. Specifically, the most onerous of the requirements under the DOL Fiduciary Rule relate to the Best Interest Contract Exemption (“BIC”). The DOL guidance makes clear that distributors, not manufacturers, are primarily responsible for BIC compliance. However, we will be asked by our distributors, to assist them with preparing the voluminous disclosures required under BIC. Furthermore, if we want to retain the “grandfathered” status described above of current contracts, we will be limited in the interactions we can have directly with customers and the information that can be provided. We also anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” included in the 2016 Annual Report.
On February 3, 2017, the Trump administration issued an executive order and memorandum directing the DOL to reexamine the Fiduciary Rule and prepare an updated economic and legal analysis concerning its likely impact. On April 4, 2017, the DOL released its final rule delaying the original applicable date for 60 days from April 10, 2017 until June 9, 2017 to provide the DOL with additional time to consider possible changes to the Fiduciary Rule and related exemptions. The applicable date for the Fiduciary Rule and related exemptions could be further extended to provide the DOL with additional time to consider possible changes to the Fiduciary Rule and related exemptions, in connection with the preparation by the DOL of an updated economic and legal analysis concerning the likely impact of the Fiduciary Rule, as directed by President Trump in a memorandum to the DOL on February 3, 2017. On April 4, 2017, the DOL issued a news release regarding the delay stating that, as of June 9, 2017, the definition of fiduciary under the final regulations and the impartial conduct or “best interest” standard must be met for all retail sales of life and annuity products. The DOL also indicated that the BIC contract and the point of sale disclosures required under prohibited transaction exemption 84-24 would be delayed until January 1, 2018. Application of these standards on June 9, 2017 is likely to create further confusion among our distribution partners that could negatively impact product sales. The change of administration and DOL officials leaves uncertainty over whether the regulations will be substantially modified or repealed. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI
See “Overview — Other Key Information — Significant Events” above for recent developments concerning FSOC’s appeal of the D.C. District Court’s order that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded.

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
In applying our accounting policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.

Results of Operations
Consolidated Results for the Three Months Ended March 31, 2017 and 2016
Business Overview. While sales of our index-linked annuities increased, overall annuity sales declined 35% primarily due to the suspension of sales by a major distributor and discontinuance of sales of guaranteed minimum income benefit (“GMIB”) riders on our variable annuity products, both of which occurred in 2016. Life sales declined 54% primarily due to the U.S. Retail Advisor Force Divestiture and our discontinuance of new sales of whole life and certain term life products in the current period. Additionally, we ceased sales of all remaining ULSG products in the current period.
A significant portion of our net income is driven by separate account balances, particularly in our variable annuity business. Most directly, these balances determine asset-based fee income but also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Average separate account balances increased in the current period, compared to the prior period, due to favorable equity market performance which more than offset the impact of continued negative net flows. We have experienced positive net flows in the general account in both periods.

	Three Months Ended March 31,
	2017	2016
	(In millions)
Revenues
Premiums	$111	$309
Universal life and investment-type product policy fees	698	644
Net investment income	661	627
Other revenues	91	109
Net investment gains (losses)	(50)	(48)
Net derivative gains (losses)	(709)	(5)
Total revenues	802	1,636
Expenses
Policyholder benefits and claims	715	581
Interest credited to policyholder account balances	224	238
Goodwill impairment	—	—
Capitalization of DAC	(61)	(93)
Amortization of DAC and VOBA	(91)	179
Interest expense on debt	18	17
Other expenses	408	522
Total expenses	1,213	1,444
Income (loss) before provision for income tax	(411)	192
Provision for income tax expense (benefit)	(175)	31
Net income (loss)	$(236)	$161

The table below shows the components of net income (loss), in addition to operating earnings for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(In millions)
GMLB Riders	$(398)	$75
Amortization of DAC and VOBA	(7)	(12)
Other derivative instruments	(292)	(130)
Net investment gains (losses)	(50)	(48)
Other adjustments	(8)	(34)
Operating earnings before provision for income tax	344	341
Income (loss) before provision for income tax	(411)	192
Provision for income tax expense (benefit)	(175)	31
Net income (loss)	$(236)	$161
Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016
Overview. Income (loss) before provision for income tax decreased $603 million ($397 million, net of income tax) compared to the prior period. This decrease was primarily due to unfavorable changes in GMLB Riders and other freestanding derivatives. Operating earnings were essentially unchanged compared to the prior period.
GMLB Riders. Results from GMLB Riders reflect (i) changes in the carrying value of guaranteed minimum living benefits (“GMLB”) liabilities, including GMIBs, guaranteed minimum withdrawal benefits and guaranteed minimum accumulation benefits; (ii) changes in the fair value of the hedges and reinsurance of the GMLB liabilities; (iii) the fees earned from the GMLB liabilities; and (iv) the related DAC offsets to each of the preceding components (collectively, the “GMLB Riders”).
GMLB Riders decreased income (loss) before provision for income tax by $473 million ($307 million, net of income tax). This decrease was primarily due to unfavorable impacts on hedges and reinsurance, partially offset by favorable impacts on the liabilities, both due to changes in interest rates and equity markets.
Amortization of DAC and VOBA. Lower DAC and VOBA amortization, excluding the amounts in GMLB Riders and operating earnings, increased income (loss) before provision for income tax by $5 million ($3 million, net of income tax), primarily due to lower profits resulting from net investment gains (losses) and net derivative gains (losses) related to life and annuity products.
Other Derivative Instruments. We have other derivative instruments, in addition to the hedges and embedded derivatives included in GMLB Riders, for which changes in fair value are recognized in net derivative gains (losses). The change in fair value of other derivative instruments decreased income (loss) before provision for income tax by $162 million ($105 million, net of income tax).
Freestanding Derivatives. We have freestanding derivatives that economically hedge certain invested assets and insurance liabilities. The majority of this hedging activity is focused in the following areas:

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
The market impacts on the hedges are accounted for in net income (loss) while the offsetting economic impact on the items they are hedging are either not recognized or recognized through other comprehensive income in equity.
Changes in the fair value of freestanding derivatives decreased income (loss) before provision for income tax by $161 million ($105 million, net of income tax), primarily due to unfavorable changes in our receive-fixed interest rate swaps and swaptions as well as our foreign currency swaps. The change in interest rate derivatives was driven by long-term interest rates increasing in the current period, compared to decreasing in the prior period. The change in foreign currency swaps was primarily driven by the U.S. dollar weakening against key foreign currencies more in the current period than in the prior period.

Embedded Derivatives. Ceded reinsurance agreements covering certain life products are written on a coinsurance with funds withheld basis. The funds withheld component is accounted for as an embedded derivative, reflecting the change in fair value of the underlying asset portfolio, with these changes in fair value recognized in net income (loss) in the period in which they occur. In addition, the changes in liability values of our index-linked annuity contracts that result from changes in the underlying equity indices are accounted for as embedded derivatives. The impact to income (loss) before provision for income tax from embedded derivatives was essentially unchanged as an unfavorable change of $116 million ($75 million, net of income tax) in the fair value of the index-linked annuities, primarily due to an increase in equity index levels, was mostly offset by a $115 million ($75 million, net of income tax) favorable change primarily in the fair value of the funds withheld resulting from interest rates rising in the current period, compared to decreasing in the prior period.
Net Investment Gains (Losses). Net investment gains (losses) were essentially unchanged as losses on foreign currency transactions and increased losses on disposals of other limited partnerships were mostly offset by lower net losses on impairments and sales of fixed maturity securities, when compared to the prior period.
Other Adjustments. Other adjustments to determine operating earnings increased income (loss) before provision for income tax by $26 million ($17 million, net of income tax), primarily due to the pass-through adjustment related to participating general account products in our run-off business as well as direct expenses incurred in the prior period in connection with the U.S Retail Advisor Force Divestiture. The pass-through adjustment resulted from a decrease in the underlying general account asset values due to interest rates increasing in the current period, compared to decreasing in the prior period,
Income Tax Expense (Benefit). Income tax benefit for the three months ended March 31, 2017 was $175 million, or 43% of income (loss) before provision for income tax, compared to income tax expense of $31 million, or 16% of income (loss) before provision for income tax, for the three months ended March 31, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to dividend received deductions and utilization of tax credits. The dividend received deduction decreased by $5 million in the current period, compared to the prior period, but our effective tax rate varied more significantly, when expressed as a percentage, primarily due to the decrease in income (loss) before provision for income tax.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss) as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings allows analysis of our performance and facilitates comparisons to industry results. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings were essentially unchanged compared to the prior period. Operating earnings is discussed in greater detail below.
Reconciliation of net income (loss) to operating earnings

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net income (loss)	$(236)	$161
Add: Provision for income tax expense (benefit)	(175)	31
Net income (loss) before provision for income tax	(411)	192
Less: GMLB Riders	(398)	75
Less: Amortization of DAC and VOBA	(7)	(12)
Less: Other derivative instruments	(292)	(130)
Less: Net investment gains (losses)	(50)	(48)
Less: Other adjustments (1)	(8)	(34)
Operating earnings before provision for income tax	344	341
Less: Provision for income tax (expense) benefit	89	87
Operating earnings	$255	$254
__________________

(1)	See “— Non-GAAP and Other Financial Disclosures” for a listing of other adjustments to net income (loss).

Consolidated Results for the Three Months Ended March 31, 2017 and 2016 — Operating

	Three Months Ended March 31,
	2017	2016
	(In millions)
Fee income	$730	$657
Net investment spread	339	306
Insurance-related activities	(185)	(69)
Amortization of DAC and VOBA	(177)	(121)
Other expenses, net of DAC capitalization	(363)	(432)
Operating earnings before provision for income tax	344	341
Provision for income tax expense (benefit)	89	87
Operating earnings	$255	$254
Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. Operating earnings were essentially unchanged as higher fee income, lower expenses and higher net investment spread were mostly offset by increases in insurance-related liabilities and higher DAC amortization.
Fee Income. Higher fee income increased operating earnings by $47 million, primarily due to:

•	an increase of $20 million driven by the effects of positive net flows in both periods in our life and ULSG businesses;

•
an increase of $18 million resulting from an unfavorable reinsurance-related adjustment in the prior period as well as current period refinements to expected future cash flows related to reinsurance ceded to affiliates; and

•
an increase of $6 million in asset-based fees in our variable annuity business resulting from higher average separate account balances as the impact from improved equity market performance more than offset the decrease due to negative net flows.

Net Investment Spread. Higher net investment spread increased operating earnings by $21 million, primarily due to higher net investment income and, to a lesser extent, lower interest credited expense and lower imputed interest on insurance-related liabilities. These increases were partially offset by the impact from the elimination of interest credited payments on a reinsurance receivable as a result of the recapture, from an affiliate of MetLife, of a ceded reinsurance agreement for certain single-premium deferred annuity contracts. Net investment income increased primarily due to a higher average invested asset base, higher income on interest rate and currency derivatives, and higher returns on other limited partnership interests driven by an improvement in equity market performance. These increases in net investment income were partially offset by lower yields from our securities lending program as well as lower prepayment fees. The average invested asset base increased primarily due to the single-premium deferred annuity recapture and a capital contribution received from MetLife, Inc., both of which occurred in 2016, as well as positive general account net flows from our annuities and life businesses. These increases in average invested assets were partially offset by continued repayments of funding agreements in our run-off business.

Insurance-Related Activities. Insurance-related activities decreased operating earnings by $75 million, primarily due to the following items:

•	a $21 million increase in insurance-related liabilities from the recurring impact of the ULSG Re-segmentation;

•	a $14 million decrease in premiums, net of lower policyholder benefits and claims, in our term life business sold direct to consumers which is no longer being offered for new sales;

•
a $12 million increase in insurance-related liabilities resulting from unfavorable mortality experience, primarily due to higher claims volume, net of lower claim severity, in our traditional life business;

•
an $11 million increase in insurance-related liabilities resulted from additional loss recognition in our ULSG business driven by an increase in policyholder conversions from term life policies in anticipation of the discontinuance of the ULSG products; and

•	a $6 million increase in insurance-related liabilities from higher GMDB costs related to higher claims, hedge losses and the liabilities increasing at a higher rate.
The increases in insurance-related liabilities were recognized in policyholder benefits and claims in the interim condensed consolidated statement of operations and comprehensive income (loss).
Amortization of DAC and VOBA. Higher DAC and VOBA amortization decreased operating earnings by $36 million, primarily due to a ceded DAC adjustment related to participating whole life business reinsured to an affiliate of MetLife.
Other Expenses, Net of DAC Capitalization. Lower expenses increased operating earnings by $45 million, primarily due to favorable impacts resulting from the recapture and novation of several ceded and assumed reinsurance agreements, higher net interest earned on funds withheld related to affiliated reinsurance agreements, and lower sales and general administrative expenses as a result of the U.S. Retail Advisor Force Divestiture. These decreases were partially offset by higher expenses incurred in connection with the Separation.
Income Tax Expense (Benefit). Income tax expense for the three months ended March 31, 2017 was $89 million, or 26% of operating earnings before provision for income tax, compared to income tax expense of $87 million, or 26% of operating earnings before provision for income tax, for the three months ended March 31, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to dividend received deductions and utilization of tax credits.

GMLB Riders for the Three Months Ended March 31, 2017 and 2016
The following table presents the overall impact to income (loss) before provision for income tax from the performance of GMLB Riders for (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees, and (iv) associated DAC offsets for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,
	2017	2016
	(In millions)
Directly Written Liabilities	$348	$(726)
Assumed Reinsurance Liabilities	130	(144)
Total Liabilities	478	(870)
Core Hedges	(936)	489
Macro Overlay Hedges	(315)	266
Ceded Reinsurance	(15)	46
Total Hedges and Reinsurance	(1,266)	801
Directly Written Fees	187	183
Assumed Reinsurance Fees	(72)	7
Total Fees (1)	115	190
GMLB Riders before DAC Offsets	(673)	121
DAC Offsets	275	(46)
Total GMLB Riders	$(398)	$75
______________

(1) Excludes living benefit fees of $17 million and $19 million, included as a component of operating earnings, for the three months ended March 31, 2017 and 2016, respectively.
Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016
GMLB Riders decreased income (loss) before provision for income tax by $473 million ($307 million, net of income tax). Of this amount, an unfavorable change of $286 million ($186 million, net of income tax) was recorded in net derivative gains (losses).
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
The change in the carrying value of GMLB Riders liabilities increased income (loss) before provision for income tax by $1.3 billion ($876 million, net of income tax), primarily due to favorable changes from the increase in equity market performance as well as interest rates increasing in the current period, compared to decreasing in the prior period.
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
The same market factors that resulted in the favorable impact to the GMLB Riders liabilities had an inverse unfavorable effect on the hedges and reinsurance, decreasing income (loss) before provision for income tax by $2.1 billion ($1.4 billion, net of income tax).

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
Lower GMLB Riders fees decreased income (loss) before provision for income tax by $75 million ($49 million, net of income tax), primarily due to the impact from the recapture and novation, in the current period, of assumed and ceded agreements covering certain of our variable annuity business.
DAC Offsets
DAC offsets related to the impact of changes in each of the individual components of the GMLB Riders discussed above increased income (loss) before provision for income tax by $321 million ($209 million, net of income tax). The DAC offset related to each component of the directly written GMLB Riders is determined by the same factors that impact the respective component, but generally in the opposite direction. There is no DAC related to assumed reinsurance and, accordingly, no DAC offset.

Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.
Future Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.
Non-GAAP and Other Financial Disclosures
In this report, the Company presents a measure of its performance that is not calculated in accordance with GAAP. We believe that this non-GAAP financial measure enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business.
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
Our definitions of the non-GAAP and other financial measures discussed in this report may differ from those used by other companies. For example, as indicated below, we exclude GMIB revenues and related embedded derivatives gains (losses) as well as GMIB benefits and associated DAC and VOBA offsets from operating earnings, thereby excluding substantially all GMLB activity from operating earnings.
Operating earnings
This measure is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is also our GAAP measure of segment performance. Operating earnings allows analysis of our performance and facilitates comparisons to industry results.

The financial measure focuses on our primary businesses principally by excluding the impact of market volatility, which could distort trends, revenues and costs related to non-core products, divested businesses, and certain entities required to be consolidated under GAAP.
The following are excluded from total revenues in calculating operating earnings:

•	Net investment gains (losses);

•
Net derivative gains (losses) except: (i) earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment; and (ii) earned income on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment;

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
The following are excluded from total expenses in calculating operating earnings:

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, benefits and hedging costs related to GMIBs (“GMIB Costs”) and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•	Amounts related to: (i) net investment gains (losses) and net derivative gains (losses), and (ii) GMIB Fees and GMIB Costs included in amortization of DAC and VOBA;

•	Recognition of certain contingent assets and liabilities that could not be recognized at acquisition or adjusted for during the measurement period under GAAP business combination accounting guidance;

•	Results of divested businesses;

•	Amounts related to securitization entities that are VIEs consolidated under GAAP;

•	Goodwill impairment; and

•	Costs related to: (i) implementation of new insurance regulatory requirements and (ii) acquisition and integration costs.
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
Net investment income (excluding VIE income) plus investment hedge adjustments and interest received on ceded fixed annuity reinsurance deposit funds reduced by Interest credited to policyholder account balances and interest on future policy benefits.

(iii)	Insurance-related activities	(iii)
Premiums less Policyholder benefits and claims (excluding (a) GMIB Costs, (b) pass through and Market Value Adjustments, (c) interest on future policy benefits, and (d) amortization of deferred gain on reinsurance) plus the pass through of performance of ceded separate account assets.

(iv)	Amortization of DAC and VOBA	(iv)	Amortization of DAC and VOBA (excluding amounts related to (a) net investment gains (losses), (b) net derivative gains (losses), (c) GMIB Fees, (d) GMIB Costs and (e) Market Value Adjustments).
(v)	Other expenses, net of DAC capitalization	(v)	Other expenses reduced by capitalization of DAC and VIE expense.
(vi)	Provision for income tax expense (benefit)	(vi)	Tax impact of the above items.
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

Subsequent Events
See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We are implementing an integrated process for managing risk exposures, which is coordinated among Brighthouse’s Risk Management, Treasury Actuarial and Investment Departments. The process is designed to assess and manage exposures on a consolidated company-wide basis. Brighthouse Financial, Inc. has established a Balance Sheet and Financial Risk Committee (“BSFRC”). The BSFRC, with a mandate from the Brighthouse Insurance Board of Directors, will be responsible for periodically reviewing all material financial risks to us and in the event risks exceed desired tolerances informing the Board of Directors, considering possible courses of action, and determining how best to resolve or mitigate such risks. In taking such actions, the BSFRC will consider industry best practices and the current economic environment. The BSFRC will also review and approve target investment portfolios in order to align them with our liability profile, and will establish guidelines and limits for various risk taking departments, such as the Investment Department. The membership of the BSFRC will include the following members of Brighthouse’s senior management: Chief Executive Officer, Chief Risk Officer, Chief Financial Officer and Chief Investment Officer. Prior to the Distribution, MetLife’s Enterprise Risk Committee, through the activities of MetLife’s Global Risk Management Department, will continue to oversee Brighthouse Insurance’s risk management strategies and activities. Brighthouse’s Treasury Department will be responsible for coordinating our asset liability management (“ALM”) strategies throughout the enterprise.
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
Equity market and foreign currency exchange rate risk management: We employ reinsurance strategies to manage equity exposures. Key management objectives include limiting losses, minimizing exposures to significant risks and providing additional capital capacity for future growth. We use foreign currency swaps and forwards to mitigate the exposure, risk of loss and financial statement volatility associated with foreign currency denominated fixed income investments.
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

Interest Rates
Our fair value exposure to changes in interest rates arises most significantly from our holdings of fixed maturity securities and mortgage loans, as well as our interest rate sensitive liabilities. Our fixed maturity securities include U. S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and asset-backed securities, while mortgage loans include commercial, agricultural and residential loans, all of which are mainly exposed to changes in medium and long-term interest rates. Our interest rate sensitive liabilities include debt, policyholder account balances related to certain investment type contracts, and embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium and long-term interest rates) as fixed maturity securities. See “Risk Factors — Economic Environment and Capital Markets Related Risks” in the 2016 Annual Report. We are exposed to significant financial and capital markets risks which may adversely affect our results of operations, financial condition and liquidity and may cause our net investment income and net income to vary from period to period.
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
Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near term. In performing the analysis summarized below, we used market rates at March 31, 2017. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

•	the net present values of our interest rate sensitive exposures resulting from a 10% change (increase or decrease) in interest rates;

•	the estimated fair value of our equity positions due to a 10% change (increase or decrease) in equity market prices; and

•
the U.S. dollar equivalent of estimated fair values of our foreign currency exposures due to a 10% change (increase in the value of the U.S. dollar compared to the foreign currency or decrease in the value of the U.S. dollar compared to the foreign currency) in foreign currency exchange rates.

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. Our actual losses in any particular period may vary from the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•
interest sensitive liabilities do not include $35.3 billion of insurance contracts, which are accounted for on a book value basis. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a portion of the fair value changes of interest sensitive assets;

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
The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at:

March 31, 2017
(In millions)
Interest rate risk (1)	$1,330
Foreign currency exchange rate risk (1)	$50
Equity market risk (1)	$134
______________
(1) The risk sensitivities derived used a 10% increase to interest rates, a 10% weakening of the U.S. dollar against foreign currencies and a 10% increase in equity prices.

The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments due to a 10% increase in yield curve by type of asset or liability at:

	March 31, 2017
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets
Fixed maturity securities		$51,243	$(1,133)
Equity securities		$290	—
Mortgage loans		$9,463	(109)
Policy loans		$1,176	(7)
Short-term investments		$963	—
Cash and cash equivalents		$2,129	—
Accrued investment income		$547	—
Premiums, reinsurance and other receivables		$2,866	(134)
Embedded derivatives within asset host contracts (2)		$226	(23)
Total assets			$(1,406)
Liabilities (3)
Policyholder account balances		$15,822	$182
Payables for collateral under securities loaned and other transactions		$7,152	—
Long-term debt		$1,080	24
Other liabilities		$499	12
Embedded derivatives within liability host contracts (2)		$3,307	508
Total liabilities			$726
Derivative Instruments
Interest rate swaps and interest rate total return swaps	$22,104	$(292)	$(566)
Interest rate floors	$2,100	$1	—
Interest rate caps	$8,542	$17	7
Interest rate futures	$282	$1	(16)
Interest rate options	$15,520	$79	(27)
Foreign currency swaps	$2,217	$236	(29)
Foreign currency forwards	$194	$2	—
Credit default swaps	$1,823	$29	—
Equity futures	$4,682	$5	(1)
Equity options	$38,886	$(220)	(19)
Variance swaps	$14,894	$(409)	1
Total rate of return swaps	$2,260	$(104)	—
Total derivative instruments			$(650)
Net Change			$(1,330)
______________

(1)	Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder.

(2)	Embedded derivatives are recognized in the balance sheet in the same caption as the host contract.

(3)
Excludes $35.3 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a portion of the fair value changes of interest sensitive assets.

Sensitivity to rising interest rates decreased by $312 million, or 19%, to $1.3 billion at March 31, 2017 from $1.6 billion at December 31, 2016. The change was primarily due to a decrease of $339 million from the use of derivatives which the Company uses as hedges against low rates.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% decrease in the U.S. dollar compared to all foreign currencies at:

	March 31, 2017
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in the Foreign Exchange Rate
	(In millions)
Assets
Fixed maturity securities		$51,243	$173
Equity securities		$290	3
Mortgage loans		$9,463	23
Total assets			$199
Liabilities
Policyholder account balances		$15,822	$(13)
Total liabilities			$(13)
Derivative Instruments
Interest rate swaps and interest rate total return swaps	$22,104	$(292)	$—
Interest rate floors	$2,100	$1	—
Interest rate caps	$8,542	$17	—
Interest rate futures	$282	$1	—
Interest rate forwards (options)	$15,520	$79	—
Foreign currency swaps	$2,217	$236	(220)
Foreign currency forwards	$194	$2	(12)
Credit default swaps	$1,823	$29	(1)
Equity futures	$4,682	$5	—
Equity index options	$38,886	$(220)	(3)
Equity variance swaps	$14,894	$(409)	—
Total rate of return swaps	$2,260	$(104)	—
Total derivative instruments			$(236)
Net Change			$(50)
______________

(1)
Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder. Mortgage loans exclude $129 million related to consolidated securitization entities (“CSEs”). See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding CSEs.

Sensitivity to foreign currency exchange rates decreased by $53 million, or 51%, to $50 million at March 31, 2017 from $103 million at December 31, 2016. This decrease was primarily due to $26 million lower sensitivity of derivatives used by the Company to hedge against currency changes.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% increase in equity market price by type of asset or liability at:

	March 31, 2017
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% increase in Equity Prices
	(In millions)
Assets
Equity securities		$290	$29
Embedded derivatives within asset host contracts (2)		$226	(21)
Total assets			$8
Liabilities
Policyholder account balances		$15,822	$—
Embedded derivatives within liability host contracts (2)		$3,307	657
Total liabilities			$657
Derivative Instruments
Interest rate swaps and interest rate total return swaps	$22,104	$(292)	$—
Interest rate floors	$2,100	$1	—
Interest rate caps	$8,542	$17	—
Interest rate futures	$282	$1	—
Interest rate options	$15,520	$79	—
Foreign currency swaps	$2,217	$236	—
Foreign currency forwards	$194	$2	—
Credit default swaps	$1,823	$29	—
Equity futures	$4,682	$5	(444)
Equity index options	$38,886	$(220)	(122)
Equity variance swaps	$14,894	$(409)	10
Total rate of return swaps	$2,260	$(104)	(243)
Total derivative instruments			$(799)
Net Change			$(134)
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
Sensitivity to rising equity prices decreased by $392 million, or 75%, to $134 million at March 31, 2017 from $526 million at December 31, 2016. This decrease was primarily due to the impact of derivatives used by the Company to hedge against equity changes.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15 (f) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2016 Annual Report; and (ii) Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
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
Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2016 Annual Report. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2016 Annual Report.
Risks Related to Our Business
The following updates and replaces in its entirety the risk factor entitled “Differences between actual experience and actuarial assumptions may adversely affect our financial results, capitalization and financial condition” included in the 2016 Annual Report.
Differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models may adversely affect our financial results, capitalization and financial condition
Our earnings significantly depend upon the extent to which our actual claims experience and benefit payments on our products are consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such amounts are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. To the extent that actual claims and benefits experience is less favorable than the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities. We make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products based in part upon expected persistency of the products, which change the probability that a policy or contract will remain in force from one period to the next. Persistency within our annuities business may be significantly affected by the value of guaranteed minimum benefits (“GMxBs”) contained in many of our variable annuities being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Persistency could be adversely affected generally by developments affecting policyholder perception of us, including perceptions arising from adverse publicity. The pricing of certain of our variable annuity products that contain certain living benefit guarantees (“GMLBs”) is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first lifetime income withdrawal. Results may vary based on differences between actual and expected benefit utilization. A material increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option utilization assumptions, and in certain circumstances this deviation may impair our solvency.

We use actuarial models to assist us in establishing reserves for liabilities arising from our insurance policies and annuity contracts. We periodically review the effectiveness of these models, their underlying logic and assumptions and, from time to time, implement refinements to our models based on these reviews. We only implement refinements after rigorous testing and validation and, even after such validation and testing our models remain subject to inherent limitations. Accordingly, no assurances can be given as to whether or when we will implement refinements to our actuarial models, and, if implemented, the extent of such refinements. Furthermore, if implemented, any such refinements could cause us to increase the reserves we hold for our insurance policy and annuity contract liabilities which would adversely affect our risk-based capital ratio and the amount of variable annuity assets we hold in excess of target funding levels and, in the case of any material model refinements, could materially adversely affect our financial condition and results of operations.
Due to the nature of the underlying risks and the uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary materially from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements, which change from time to time, the assumptions and models used to establish the liabilities, as well as our actual experience. If the liabilities originally established for future benefit payments and claims prove inadequate, we must increase them. Such increases would adversely affect our earnings and could have a material adverse effect on our results of operations and financial condition including our capitalization, as well as a material adverse effect on the financial strength ratings which are necessary to support our product sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2016 Annual Report.
Regulatory and Legal Risks
The following updates and replaces the “Department of Labor and ERISA considerations” section of the risk factor entitled “Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” included in the 2016 Annual Report. There have been no material changes to other sections of such risk factor, which include: “NAIC — Existing and proposed insurance regulation,” “State insurance guaranty associations,” “Federal — Insurance regulation” and “Other.”
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
The DOL issued new regulations on April 6, 2016 with an original applicable date for most provisions of April 10, 2017, although on April 4, 2017, the DOL released its final rule delaying the original applicable date for 60 days until June 9, 2017. The applicable date for the Fiduciary Rule and related exemptions could be further extended to provide the DOL with additional time to consider possible changes to the Fiduciary Rule and related exemptions, in connection with the preparation by the DOL of an updated economic and legal analysis concerning the likely impact of the Fiduciary Rule, as directed by President Trump in a memorandum to the DOL on February 3, 2017. On April 4, 2017, the DOL issued a news release regarding the delay stating that, as of June 9, 2017, the definition of fiduciary under the final regulations and the impartial conduct or “best interest” standard must be met for all retail sales of life and annuity products. The DOL also indicated that the BIC contract and the point of sale disclosures required under prohibited transaction exemption 84-24 would be delayed until January 1, 2018. Application of these standards on June 9, 2017 is likely to create further confusion among our distribution partners that could negatively impact product sales. The change of administration and DOL officials leaves uncertainty over whether the regulations will be substantially modified or repealed. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.

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
While we continue to analyze the impact of the final regulation on our business, if and when it becomes applicable, we believe it could have an adverse effect on sales of annuity products to ERISA qualified plans such as IRAs through our independent distribution partners. A significant portion of our annuity sales are to IRAs. The new regulation deems advisors, including independent distributors, who sell fixed index-linked annuities to IRAs, IRA rollovers or 401(k) plans, fiduciaries and prohibits them from receiving compensation unless they comply with a prohibited transaction exemption. The exemption requires advisors to comply with impartial conduct standards and may require us to exercise additional oversight of the sales process. Compliance with the prohibited transaction exemptions will likely result in increased regulatory burdens on us and our independent distribution partners, changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Insurance Regulation — Department of Labor and ERISA Considerations.”

Item 6. Exhibits
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Brighthouse Life Insurance Company, its subsidiaries or affiliates, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Brighthouse Life Insurance Company, its subsidiaries and affiliates may be found elsewhere in this Quarterly Report on Form 10-Q and Brighthouse Life Insurance Company’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

Exhibit No.	Description
3.1
Certificate of Amendment of Certificate of Incorporation of MetLife Insurance Company USA (now Brighthouse Life Insurance Company), as effective March 6, 2017 (Incorporated by reference to Exhibit 3.3 to Brighthouse Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”)).

3.2	Amended and Restated By-laws of Brighthouse Life Insurance Company, as effective March 6, 2017 (Incorporated by reference to Exhibit 3.4 to the 2016 Annual Report).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTHOUSE LIFE INSURANCE COMPANY

By:		/s/ Lynn A. Dumais
	Name:	Lynn A. Dumais
	Title:	Vice President and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)
Date: May 10, 2017

Exhibit Index
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Brighthouse Life Insurance Company, its subsidiaries or affiliates, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Brighthouse Life Insurance Company, its subsidiaries and affiliates may be found elsewhere in this Quarterly Report on Form 10-Q and Brighthouse Life Insurance Company’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

Exhibit No.	Description
3.1
Certificate of Amendment of Certificate of Incorporation of MetLife Insurance Company USA (now Brighthouse Life Insurance Company), as effective March 6, 2017 (Incorporated by reference to Exhibit 3.3 to Brighthouse Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”)).

3.2	Amended and Restated By-laws of Brighthouse Life Insurance Company, as effective March 6, 2017 (Incorporated by reference to Exhibit 3.4 to the 2016 Annual Report).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-1