Form 10-Q
period 2017-06-30
BRIGHTHOUSE LIFE INSURANCE Co
filed 2017-08-11
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___ to ___
Commission File Number: 033-03094

Brighthouse Life Insurance Company
(Exact name of registrant as specified in its charter)

Delaware	06-0566090
(State of incorporation)	(I.R.S. Employer Identification No.)

11225 North Community House Road, Charlotte, North Carolina	28277
(Address of principal executive offices)	(Zip Code)
(980) 365-7100
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At August 11, 2017, 3,000 shares of the registrant’s common stock, $25,000 par value per share, were outstanding, all of which were indirectly owned by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at June 30, 2017 (Unaudited) and December 31, 2016 and for the Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited))	2
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	9
	Note 3 — Contribution Transactions	14
	Note 4 — Insurance	15
	Note 5 — Investments	17
	Note 6 — Derivatives	30
	Note 7 — Fair Value	44
	Note 8 — Debt	63
	Note 9 — Equity	63
	Note 10 — Other Expenses	66
	Note 11 — Contingencies, Commitments and Guarantees	66
	Note 12 — Related Party Transactions	68
	Note 13 — Subsequent Events	73
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	74
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	90
Item 4.	Controls and Procedures	90

Part II — Other Information
Item 1.	Legal Proceedings	91
Item 1A.	Risk Factors	92
Item 4.	Mine Safety Disclosures	93
Item 6.	Exhibits	94

Signatures		95

Exhibit Index		E-1

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2017 (Unaudited) and December 31, 2016
(In millions, except share and per share data)

	June 30, 2017	December 31, 2016
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $57,480 and $57,289, respectively)	$61,622	$59,899
Equity securities available-for-sale, at estimated fair value (cost: $247 and $280, respectively)	278	300
Mortgage loans (net of valuation allowances of $44 and $40, respectively; includes $123 and $136, respectively, at estimated fair value, relating to variable interest entities)	10,159	9,290
Policy loans	1,091	1,093
Real estate and real estate joint ventures	302	215
Other limited partnership interests	1,620	1,639
Short-term investments, principally at estimated fair value (includes $0 and $344, respectively, relating to variable interest entities)	1,246	1,272
Other invested assets, principally at estimated fair value	3,045	5,029
Total investments	79,363	78,737
Cash and cash equivalents, principally at estimated fair value (includes $0 and $3,078, respectively, relating to variable interest entities)	2,233	5,057
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	583	668
Premiums, reinsurance and other receivables	13,065	13,853
Deferred policy acquisition costs and value of business acquired	5,734	6,339
Current income tax recoverable	1,480	736
Other assets	553	689
Separate account assets	107,652	105,346
Total assets	$210,663	$211,425
Liabilities and Equity
Liabilities
Future policy benefits	$33,711	$32,752
Policyholder account balances	36,553	36,579
Other policy-related balances	2,661	2,712
Payables for collateral under securities loaned and other transactions	7,105	7,371
Long-term debt (includes $16 and $23, respectively, at estimated fair value, relating to variable interest entities)	53	1,904
Deferred income tax liability	2,517	2,451
Other liabilities (includes $0 and $1, respectively, relating to variable interest entities)	4,732	5,445
Separate account liabilities	107,652	105,346
Total liabilities	194,984	194,560
Contingencies, Commitments and Guarantees (Note 11)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,276	18,461
Retained earnings (deficit)	(3,548)	(2,919)
Accumulated other comprehensive income (loss)	1,861	1,248
Total Brighthouse Life Insurance Company’s stockholder’s equity	15,664	16,865
Noncontrolling interests	15	—
Total equity	15,679	16,865
Total liabilities and equity	$210,663	$211,425
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Premiums	$209	$268	$379	$653
Universal life and investment-type product policy fees	784	762	1,570	1,523
Net investment income	740	782	1,499	1,507
Other revenues	137	349	199	437
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(1)	—	(1)	(17)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	—	(1)	—	(1)
Other net investment gains (losses)	1	21	(54)	(22)
Total net investment gains (losses)	—	20	(55)	(40)
Net derivative gains (losses)	(89)	(2,938)	(902)	(2,727)
Total revenues	1,781	(757)	2,690	1,353
Expenses
Policyholder benefits and claims	812	1,125	1,670	1,829
Interest credited to policyholder account balances	275	282	542	564
Amortization of deferred policy acquisition costs and value of business acquired	689	(568)	647	(349)
Other expenses	460	395	896	845
Total expenses	2,236	1,234	3,755	2,889
Income (loss) before provision for income tax	(455)	(1,991)	(1,065)	(1,536)
Provision for income tax expense (benefit)	(191)	(730)	(436)	(608)
Net income (loss)	$(264)	$(1,261)	$(629)	$(928)
Comprehensive income (loss)	$200	$(1,149)	$(16)	$289
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$75	$18,461	$(2,919)	$1,248	$16,865	$—	$16,865
Sale of operating joint venture interest to an affiliate		202			202		202
Return of capital (Note 3)		(2,737)			(2,737)		(2,737)
Capital contributions		1,350			1,350		1,350
Change in equity of noncontrolling interests					—	15	15
Net income (loss)			(629)		(629)		(629)
Other comprehensive income (loss), net of income tax				613	613		613
Balance at June 30, 2017	$75	$17,276	$(3,548)	$1,861	$15,664	$15	$15,679

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$75	$16,850	$117	$1,594	$18,636	$—	$18,636
Capital contributions		1,547			1,547		1,547
Net income (loss)			(928)		(928)		(928)
Other comprehensive income (loss), net of income tax				1,217	1,217		1,217
Balance at June 30, 2016	$75	$18,397	$(811)	$2,811	$20,472	$—	$20,472
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2017	2016

Net cash provided by (used in) operating activities	$1,614	$2,462
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	6,837	17,968
Equity securities	40	80
Mortgage loans	366	503
Real estate and real estate joint ventures	12	154
Other limited partnership interests	152	152
Purchases of:
Fixed maturity securities	(7,069)	(21,144)
Equity securities	(2)	(56)
Mortgage loans	(1,178)	(1,036)
Real estate and real estate joint ventures	(92)	(35)
Other limited partnership interests	(109)	(89)
Cash received in connection with freestanding derivatives	1,763	401
Cash paid in connection with freestanding derivatives	(2,720)	(625)
Sale of operating joint venture interest to an affiliate	42	—
Receipts on loans to affiliates	—	50
Net change in policy loans	2	12
Net change in short-term investments	67	(790)
Net change in other invested assets	(10)	(6)
Net cash provided by (used in) investing activities	(1,899)	(4,461)
Cash flows from financing activities
Policyholder account balances:
Deposits	1,902	6,354
Withdrawals	(1,669)	(7,857)
Net change in payables for collateral under securities loaned and other transactions	(192)	3,055
Long-term debt repaid	(7)	(13)
Financing element on certain derivative instruments and other derivative related transactions, net	50	(124)
Returns of capital (Note 3)	(3,425)	—
Capital contribution	600	1,540
Capital contribution associated with the sale of joint venture interest to an affiliate	202	—
Net cash provided by (used in) financing activities	(2,539)	2,955
Change in cash and cash equivalents	(2,824)	956
Cash and cash equivalents, beginning of period	5,057	1,507
Cash and cash equivalents, end of period	$2,233	$2,463
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$75	$66
Income tax	$22	$191
Non-cash transactions:
Transfer of fixed maturity securities from affiliates	$—	$3,478
Transfer of mortgage loans from affiliates	$—	$395
Transfer of short-term investments from affiliates	$—	$94
Transfer of fixed maturity securities to affiliates	$293	$—
Reduction of policyholder account balances in connection with reinsurance transactions	$293	$—
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“Brighthouse Insurance” and the “Company” refer to Brighthouse Life Insurance Company, a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC, which until July 28, 2017 was a direct wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). The Company offers a range of individual annuities and individual life insurance products.
On January 12, 2016, MetLife, Inc. announced its plan to pursue the separation of a substantial portion of its former U.S. retail business (the “Separation”). Additionally, on July 21, 2016, MetLife, Inc. announced that the separated business would be rebranded as “Brighthouse Financial.” Effective March 6, 2017, and in connection with the Separation, the Company changed its name from MetLife Insurance Company USA to Brighthouse Life Insurance Company.
On October 5, 2016, Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”), which until the completion of the Separation on August 4, 2017, was a wholly-owned subsidiary of MetLife, Inc., filed a registration statement on Form 10 (as amended, the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”) that was declared effective by the SEC on July 6, 2017. The Form 10 disclosed MetLife, Inc.’s plans to undertake several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) and include Brighthouse Insurance and certain affiliates in the planned separated business and distribute at least 80.1% of the shares of Brighthouse Financial, Inc’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. In connection with the Restructuring, effective April 2017, following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and Brighthouse Life Insurance Company of NY (“Brighthouse NY”) to Brighthouse Insurance (the “Contribution Transactions”). The affiliated reinsurance companies were then merged into Brighthouse Reinsurance Company of Delaware (“BRCD”), a licensed reinsurance subsidiary of Brighthouse Life Insurance Company. See Note 3 for further information on this change, which was applied retrospectively. On July 28, 2017, MetLife, Inc. contributed Brighthouse Holdings, LLC to Brighthouse Financial, Inc., resulting in Brighthouse Life Insurance Company becoming an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. On August 4, 2017, MetLife, Inc. completed the Separation through a distribution of 96,776,670 of the 119,773,106 shares of the common stock of Brighthouse, representing 80.8% of MetLife Inc.’s interest in Brighthouse, to holders of MetLife, Inc. common stock.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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
Future Adoption of New Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance on purchased callable debt securities (Accounting Standards Update (“ASU”) 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. Early adoption is permitted. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the new guidance does not require an accounting change for securities held at a discount whose discount continues to be amortized to maturity. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts and term life insurance sold direct to consumers, which is no longer being offered for new sales.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Financial Measures and Segment Accounting Policies
Operating earnings is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business. Consistent with GAAP guidance for segment reporting, operating earnings is also the Company’s GAAP measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for net income (loss).
Operating earnings is a measure that focuses on the Company’s primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and businesses. Non-core businesses include discontinued operations and other businesses that have been or will be sold or exited by us, referred to as divested businesses, and certain entities required to be consolidated under GAAP.
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

•	Certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Revenues from divested businesses.
The following are excluded from total expenses in calculating operating earnings:

•	Amounts associated with benefits and hedging costs related to GMIBs (“GMIB Costs”);

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•
Amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) related to: (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments;

•	Recognition of certain contingent assets and liabilities that could not be recognized at acquisition or adjusted for during the measurement period under GAAP business combination accounting guidance;

•	Expenses of divested businesses;

•	Amounts related to securitization entities that are VIEs consolidated under GAAP;

•	Goodwill impairment; and.

•	Costs related to: (i) implementation of new insurance regulatory requirements and (ii) acquisition and integration costs;
The tax impact of the adjustments mentioned above are calculated net of the U.S statutory tax rate, which could differ from the Company’s effective tax rate.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2017 and 2016. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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
The Company allocates equity to the segments based on the internal capital model and aligns with emerging standards and consistent risk principles.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended June 30, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings	$264	$84	$(597)	$(12)	$(261)
Provision for income tax expense (benefit)	65	16	(196)	(7)	(122)
Operating earnings	$199	$68	$(401)	$(5)	(139)
Adjustments for:
Net investment gains (losses)					—
Net derivative gains (losses)					(89)
Other adjustments to net income					(105)
Provision for income tax (expense) benefit					69
Net income (loss)					$(264)

Inter-segment revenues	$149	$(100)	$51	$(52)
Interest revenue	$308	$74	$338	$46
Interest expense	$—	$—	$4	$19

	Operating Results
Three Months Ended June 30, 2016	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings	$472	$20	$(115)	$14	$391
Provision for income tax expense (benefit)	133	(3)	(32)	3	101
Operating earnings	$339	$23	$(83)	$11	290
Adjustments for:
Net investment gains (losses)					20
Net derivative gains (losses)					(2,938)
Other adjustments to net income					536
Provision for income tax (expense) benefit					831
Net income (loss)					$(1,261)

Inter-segment revenues	$379	$(179)	$11	$(5)
Interest revenue	$364	$75	$358	$48
Interest expense	$—	$—	$15	$17

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Six Months Ended June 30, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings	$529	$(42)	$(484)	$15	$18
Provision for income tax expense (benefit)	132	(16)	(171)	(3)	(58)
Operating earnings	$397	$(26)	$(313)	$18	76
Adjustments for:
Net investment gains (losses)					(55)
Net derivative gains (losses)					(902)
Other adjustments to net income					(126)
Provision for income tax (expense) benefit					378
Net income (loss)					$(629)

Inter-segment revenues	$246	$(241)	$48	$(63)
Interest revenue	$632	$154	$712	$102
Interest expense	$—	$—	$19	$37

	Operating Results
Six Months Ended June 30, 2016	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings	$784	$(14)	$37	$6	$813
Provision for income tax expense (benefit)	211	(11)	17	(5)	212
Operating earnings	$573	$(3)	$20	$11	601
Adjustments for:
Net investment gains (losses)					(40)
Net derivative gains (losses)					(2,727)
Other adjustments to net income					418
Provision for income tax (expense) benefit					820
Net income (loss)					$(928)

Inter-segment revenues	$505	$(338)	$21	$23
Interest revenue	$702	$146	$703	$85
Interest expense	$—	$—	$30	$34

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Annuities	$960	$1,320	$1,888	$2,415
Life	265	233	486	458
Run-off	531	517	1,085	1,053
Corporate & Other	73	83	155	181
Adjustments	(48)	(2,910)	(924)	(2,754)
Total	$1,781	$(757)	$2,690	$1,353
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2017	December 31, 2016
	(In millions)
Annuities	$146,084	$146,224
Life	11,072	12,296
Run-off	41,286	40,575
Corporate & Other	12,221	12,330
Total	$210,663	$211,425
3. Contribution Transactions
In April 2017, in connection with the Separation, MetLife, Inc. contributed MetLife Reinsurance Company of Delaware, MetLife Reinsurance Company of South Carolina (“MRSC”), MetLife Reinsurance Company of Vermont II, all affiliated reinsurance companies, and Brighthouse NY to Brighthouse Life Insurance Company. The affiliated reinsurance companies were then merged into BRCD, and certain reserve financing arrangements were restructured, resulting in a net return of capital to MetLife of $2.7 billion. The return of capital included $3.4 billion in cash, offset by a non-cash capital contribution of $703 million primarily comprised of the $643 million tax impact of a basis adjustment for BRCD in connection with the Contribution Transactions. The affiliated reinsurance companies reinsured risks, including level premium term life and ULSG assumed from the Company and other entities and operations of Brighthouse.
Simultaneously with the Contribution Transactions, the following additional transactions occurred:

•
The existing reserve financing arrangements of the affiliated reinsurance companies with unaffiliated financial institutions were terminated and replaced with a single financing arrangement supported by a pool of highly rated third-party reinsurers. See Note 8.

•
Invested assets held in trust totaling $3.4 billion were liquidated, of which $2.7 billion provided funding for MetLife, Inc.’s repayment of the associated collateral financing arrangement, and the remainder was remitted to MetLife, Inc. See Notes 5 and 9.

•	Loans outstanding to MetLife, Inc. totaling $1.1 billion were repaid in an exchange transaction that resulted in the satisfaction of $1.1 billion of surplus notes due to MetLife. See Notes 5 and 8.
The Contribution Transactions were between entities under common control and has been accounted for in a manner similar to the pooling-of-interests method, which requires that the acquired entities be combined at their historical cost. The Company’s consolidated financial statements and related footnotes are presented as if the transaction occurred at the beginning of the earliest date presented and the prior periods have been retrospectively adjusted.
The effect of the Contribution Transactions on net income (loss) was an increase of $296 million and $468 million for the three months and six months ended June 30, 2016, respectively.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Consolidated Financial Statements (Unaudited) — (continued)

The effect of the Contribution Transactions on other comprehensive income (loss) (“OCI”) was an increase of $314 million and $631 million for the three months and six months ended June 30, 2016 respectively.
4. Insurance
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
The Company also issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee.
Information regarding the Company’s guarantee exposure was as follows at:

	June 30, 2017				December 31, 2016
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$109,788		$62,665		$106,590		$61,340
Separate account value	$104,985		$61,425		$101,991		$60,016
Net amount at risk	$5,802	(4)	$2,733	(5)	$6,763	(4)	$3,116	(5)
Average attained age of contractholders	68 years		68 years		67 years		67 years

	June 30, 2017	December 31, 2016
	Secondary Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts
Total account value (3)	$7,197	$7,176
Net amount at risk (6)	$90,524	$90,973
Average attained age of policyholders	60 years	60 years
__________________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)
Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 7 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for a discussion of certain living and death benefit guarantees which have been reinsured.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Six Months Ended June 30,
	2017	2016
	(In millions)
Balance at December 31 of prior period	$1,970	$1,693
Less: Reinsurance recoverables	1,811	1,545
Net balance at December 31 of prior period	159	148
Cumulative adjustment (1)	—	68
Net balance, beginning of period	159	216
Incurred related to:
Current period	341	458
Prior periods (2)	(13)	(30)
Total incurred	328	428
Paid related to:
Current period	(263)	(290)
Prior periods	(45)	(106)
Total paid	(308)	(396)
Net balance, end of period	179	248
Add: Reinsurance recoverables	1,820	1,632
Balance, end of period	$1,999	$1,880
______________

(1)
Reflects the accumulated adjustment, net of reinsurance, upon implementation of the new short-duration contracts guidance which clarified the requirement to include claim information for long-duration contracts. The accumulated adjustment primarily reflects unpaid claim liabilities, net of reinsurance, for long-duration contracts as of the beginning of the period presented.

(2)
During the six months ended June 30, 2017 and 2016, the claims and claim adjustment expenses associated with prior years changed due to differences between the actual benefits paid and the expected benefits owed during those periods.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

	June 30, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities:
U.S. corporate	$20,250	$1,659	$122	$—	$21,787	$20,663	$1,287	$285	$—	$21,665
U.S. government and agency	13,385	1,655	121	—	14,919	11,872	1,281	237	—	12,916
RMBS	7,875	261	72	(5)	8,069	7,876	203	139	—	7,940
Foreign corporate	6,130	321	95	—	6,356	6,071	220	168	—	6,123
State and political subdivision	3,502	464	13	—	3,953	3,520	376	38	—	3,858
CMBS	3,136	61	15	(1)	3,183	3,687	40	32	(1)	3,696
ABS	2,176	19	4	—	2,191	2,600	11	13	—	2,598
Foreign government	1,026	141	3	—	1,164	1,000	114	11	—	1,103
Total fixed maturity securities	$57,480	$4,581	$445	$(6)	$61,622	$57,289	$3,532	$923	$(1)	$59,899
Equity securities:
Non-redeemable preferred stock	$147	$11	$2	$—	$156	$180	$6	$9	$—	$177
Common stock	100	22	—	—	122	100	23	—	—	123
Total equity securities	$247	$33	$2	$—	$278	$280	$29	$9	$—	$300
__________________

(1)
Noncredit OTTI losses included in accumulated other comprehensive income (“AOCI”) in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of less than $1 million and $5 million with unrealized gains (losses) of less than ($1) million and less than $1 million at June 30, 2017 and December 31, 2016, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2017:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,733	$10,923	$9,323	$22,314	$13,187	$57,480
Estimated fair value	$1,743	$11,331	$9,610	$25,495	$13,443	$61,622
Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been presented in the year of final contractual maturity. Structured Securities are shown separately, as they are not due at a single maturity.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

	June 30, 2017				December 31, 2016
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$2,807	$81	$505	$41	$4,632	$187	$699	$98
U.S. government and agency	5,374	121	—	—	4,396	237	—	—
RMBS	2,814	51	522	16	3,457	107	818	32
Foreign corporate	639	21	567	74	1,443	64	573	104
State and political subdivision	403	11	29	2	887	35	29	3
CMBS	616	12	102	2	1,553	26	171	5
ABS	227	1	195	3	450	5	461	8
Foreign government	160	3	3	—	242	10	6	1
Total fixed maturity securities	$13,040	$301	$1,923	$138	$17,060	$671	$2,757	$251
Equity securities:
Non-redeemable preferred stock	$7	$—	$22	$2	$57	$2	$40	$7
Total equity securities	$7	$—	$22	$2	$57	$2	$40	$7
Total number of securities in an unrealized loss position	1,148		355		1,711		475
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at June 30, 2017. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads, as well as a change in the Company’s intention to hold or sell a security that is in an unrealized loss position. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $483 million during the six months ended June 30, 2017 to $439 million. The decrease in gross unrealized losses for the six months ended June 30, 2017 was primarily attributable to narrowing credit spreads and decreasing longer-term interest rates.
At June 30, 2017, $4 million of the total $439 million of gross unrealized losses were from nine fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
The change in gross unrealized losses on equity securities was not significant during the six months ended June 30, 2017.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Investment Grade Fixed Maturity Securities
Of the $4 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $3 million, or 75%, were related to gross unrealized losses on three investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $4 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $1 million, or 25%, were related to gross unrealized losses on six below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over lower oil prices in the energy sector. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2017		December 31, 2016
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$6,931	68.2%	$6,497	69.9%
Agricultural	2,040	20.1	1,830	19.7
Residential	1,109	10.9	867	9.3
Subtotal (1)	10,080	99.2	9,194	98.9
Valuation allowances	(44)	(0.4)	(40)	(0.4)
Subtotal mortgage loans, net	10,036	98.8	9,154	98.5
Commercial mortgage loans held by CSEs - FVO	123	1.2	136	1.5
Total mortgage loans, net	$10,159	100.0%	$9,290	100.0%
__________________

(1)
Purchases of mortgage loans were $147 million and $307 million for the three months and six months ended June 30, 2017, respectively, and were primarily comprised of residential mortgage loans. Purchases of mortgage loans were $192 million and $231 million for the three months and six months ended June 30, 2016, and were primarily comprised of residential mortgage loans.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
June 30, 2017
Commercial	$—	$—	$—	$—	$—	$6,931	$34	$—
Agricultural	4	3	—	—	—	2,037	6	3
Residential	—	—	—	3	3	1,106	4	3
Total	$4	$3	$—	$3	$3	$10,074	$44	$6
December 31, 2016
Commercial	$—	$—	$—	$—	$—	$6,497	$32	$—
Agricultural	4	3	—	—	—	1,827	5	3
Residential	—	—	—	1	1	866	3	1
Total	$4	$3	$—	$1	$1	$9,190	$40	$4
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $3 million and $2 million, respectively, for both the three months and six months ended June 30, 2017 . The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $3 million and $0, respectively, for both the three months and six months ended June 30, 2016.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Six Months Ended June 30,
	2017				2016
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$32	$5	$3	$40	$28	$5	$3	$36
Provision (release)	2	1	1	4	4	—	1	5
Balance, end of period	$34	$6	$4	$44	$32	$5	$4	$41

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
June 30, 2017
Loan-to-value ratios:
Less than 65%	$6,008	$329	$—	$6,337	91.4%	$6,517	91.7%
65% to 75%	476	34	18	528	7.6	528	7.4
76% to 80%	—	33	9	42	0.6	42	0.6
Greater than 80%	—	—	24	24	0.4	23	0.3
Total	$6,484	$396	$51	$6,931	100.0%	$7,110	100.0%

December 31, 2016
Loan-to-value ratios:
Less than 65%	$5,718	$230	$167	$6,115	94.1%	$6,197	94.3%
65% to 75%	291	—	19	310	4.8	303	4.6
76% to 80%	34	—	—	34	0.5	33	0.5
Greater than 80%	24	14	—	38	0.6	37	0.6
Total	$6,067	$244	$186	$6,497	100.0%	$6,570	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	June 30, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$1,926	94.4%	$1,789	97.8%
65% to 75%	114	5.6	41	2.2
Total	$2,040	100.0%	$1,830	100.0%
The estimated fair value of agricultural mortgage loans was $2.1 billion and $1.9 billion at June 30, 2017 and December 31, 2016, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	June 30, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$1,092	98.5%	$856	98.7%
Nonperforming	17	1.5	11	1.3
Total	$1,109	100.0%	$867	100.0%
The estimated fair value of residential mortgage loans was $1.1 billion and $867 million at June 30, 2017 and December 31, 2016, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2017 and December 31, 2016. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Nonaccrual Status
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(Dollars in millions)
Agricultural	$1	$—	$—	$—
Residential	17	11	17	11
Total	$18	$11	$17	$11
Mortgage Loans Modified in a Troubled Debt Restructuring
During the three months and six months ended June 30, 2017, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring. There were no mortgage loans modified in a troubled debt restructuring during the three months and six months ended June 30, 2016.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $1.6 billion and $4.7 billion at June 30, 2017 and December 31, 2016, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities AFS and the effect on DAC, VOBA, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in (loss) AOCI.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2017	December 31, 2016
	(In millions)
Fixed maturity securities	$4,126	$2,600
Fixed maturity securities with noncredit OTTI losses included in AOCI	6	1
Total fixed maturity securities	4,132	2,601
Equity securities	58	32
Derivatives	334	397
Short-term investments	—	(42)
Other	(9)	59
Subtotal	4,515	3,047
Amounts allocated from:
Future policy benefits	(1,309)	(922)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(2)	(2)
DAC, VOBA and DSI	(291)	(193)
Subtotal	(1,602)	(1,117)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(2)	—
Deferred income tax benefit (expense)	(1,019)	(653)
Net unrealized investment gains (losses)	$1,892	$1,277
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2017
(In millions)
Balance, beginning of period	$1,277
Fixed maturity securities on which noncredit OTTI losses have been recognized	4
Unrealized investment gains (losses) during the period	1,464
Unrealized investment gains (losses) relating to:
Future policy benefits	(387)
DAC, VOBA and DSI	(98)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(2)
Deferred income tax benefit (expense)	(366)
Balance, end of period	$1,892
Change in net unrealized investment gains (losses)	$615
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2017 and December 31, 2016.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2017	December 31, 2016
	(In millions)
Securities on loan: (1)
Amortized cost	$5,694	$5,895
Estimated fair value	$6,595	$6,555
Cash collateral received from counterparties (2)	$6,750	$6,642
Security collateral received from counterparties (3)	$24	$27
Reinvestment portfolio — estimated fair value	$6,788	$6,571
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2017				December 31, 2016
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$2,188	$2,813	$1,492	$6,493	$2,129	$1,906	$1,743	$5,778
U.S. corporate	—	—	—	—	—	480	—	480
Agency RMBS	—	257	—	257	—	—	274	274
Foreign corporate	—	—	—	—	—	58	—	58
Foreign government	—	—	—	—	—	52	—	52
Total	$2,188	$3,070	$1,492	$6,750	$2,129	$2,496	$2,017	$6,642
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2017 was $2.1 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, non-agency RMBS and U.S. and foreign corporate securities) with 64% invested in agency RMBS, cash equivalents, short-term investments, U.S. government and agency securities, or held in cash at June 30, 2017. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes at:

	June 30, 2017	December 31, 2016
	(In millions)
Invested assets on deposit (regulatory deposits)	$8,015	$7,644
Invested assets held in trust (reinsurance agreements)	4,237	9,054
Invested assets pledged as collateral	3,754	3,548
Total invested assets on deposit, held in trust and pledged as collateral	$16,006	$20,246
__________________
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 5 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report) and derivative transactions (see Note 6). The Company has held in trust certain investments, in connection with certain reinsurance transactions. In April 2017, certain assets held in trust were liquidated in connection with the Contribution Transactions discussed in Note 3. Amounts in the table above include invested assets and cash and cash equivalents.
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
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	June 30, 2017		December 31, 2016
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
MRSC (collateral financing arrangement (primarily securities)) (1)	$—	$—	$3,422	$—
CSEs (assets (primarily loans) and liabilities (primarily debt)) (2)	124	16	137	24
Total	$124	$16	$3,559	$24
__________________

(1)	In April 2017, these assets were liquidated in connection with the Contribution Transactions discussed in Note 3.

(2)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $89 million and $95 million at estimated fair value at June 30, 2017 and December 31, 2016, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2017		December 31, 2016
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$11,912	$11,912	$12,809	$12,809
U.S. and foreign corporate	499	499	536	536
Other limited partnership interests	1,468	2,326	1,491	2,287
Other investments (3)	67	77	77	88
Total	$13,946	$14,814	$14,913	$15,720
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties. There were no income tax credits at both June 30, 2017 and December 31, 2016. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

(3)	Other investments is comprised of real estate joint ventures, other invested assets and non-redeemable preferred stock.
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the six months ended June 30, 2017 and 2016.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Investment income:
Fixed maturity securities	$582	$661	$1,174	$1,275
Equity securities	4	5	7	10
Mortgage loans	110	108	218	198
Policy loans	11	14	23	29
Real estate and real estate joint ventures	14	2	26	15
Other limited partnership interests	48	20	105	41
Cash, cash equivalents and short-term investments	9	6	17	9
Other	5	6	12	9
Subtotal	783	822	1,582	1,586
Less: Investment expenses	45	43	87	84
Subtotal, net	738	779	1,495	1,502
FVO CSEs — interest income — commercial mortgage loans	2	3	4	5
Net investment income	$740	$782	$1,499	$1,507

See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated investment expenses.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Industrial	$—	$(1)	$—	$(16)
Total U.S. and foreign corporate securities	—	(1)	—	(16)
RMBS	—	—	—	(2)
State and political subdivision	(1)	—	(1)	—
OTTI losses on fixed maturity securities recognized in earnings	(1)	(1)	(1)	(18)
Fixed maturity securities — net gains (losses) on sales and disposals	1	27	(36)	(17)
Total gains (losses) on fixed maturity securities	—	26	(37)	(35)
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	—	—	—	(1)
OTTI losses on equity securities recognized in earnings	—	—	—	(1)
Equity securities — net gains (losses) on sales and disposals	2	—	1	4
Total gains (losses) on equity securities	2	—	1	3
Mortgage loans	(2)	(4)	(5)	(6)
Real estate and real estate joint ventures	1	(1)	3	(1)
Other limited partnership interests	—	(2)	(10)	(6)
Other	—	4	(5)	6
Subtotal	1	23	(53)	(39)
FVO CSEs:
Commercial mortgage loans	(1)	(2)	(1)	—
Long-term debt — related to commercial mortgage loans	—	—	—	—
Non-investment portfolio gains (losses)	—	(1)	(1)	(1)
Subtotal	(1)	(3)	(2)	(1)
Total net investment gains (losses)	$—	$20	$(55)	$(40)
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $1 million and ($5) million for the three months ended and six months ended June 30, 2017, respectively, and $3 million and $5 million for the three months and six months ended June 30, 2016, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

	Three Months Ended June 30,
	2017	2016	2017	2016
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$2,403	$5,523	$12	$3
Gross investment gains	$11	$49	$2	$—
Gross investment losses	(10)	(22)	—	—
OTTI losses	(1)	(1)	—	—
Net investment gains (losses)	$—	$26	$2	$—

	Six Months Ended June 30,
	2017	2016	2017	2016
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$4,363	$14,779	$13	$6
Gross investment gains	$20	$87	$2	$4
Gross investment losses	(56)	(104)	(1)	—
OTTI losses	(1)	(18)	—	(1)
Net investment gains (losses)	$(37)	$(35)	$1	$3
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in OCI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Balance, beginning of period	$10	$64	$28	$66
Additions:
Additional impairments — credit loss OTTI on securities previously impaired	—	1	—	2
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(1)	(5)	(19)	(8)
Balance, end of period	$9	$60	$9	$60

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$158	$292	$158
Amortized cost of invested assets transferred to affiliates	$—	$118	$294	$118
Net investment gains (losses) recognized on transfers	$—	$—	$(2)	$—
Change in additional paid-in-capital recognized on transfers	$—	$40	$—	$40
Estimated fair value of invested assets transferred from affiliates	$—	$4,042	$—	$4,279
In April 2016, the Company received a transfer of investments and cash and cash equivalents of $4.3 billion for the recapture of risks related to certain single premium deferred annuity contracts previously reinsured to Metropolitan Life Insurance Company (“MLIC”), an affiliate, which are included in the table above. See Note 7 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for additional information related to the transfer.
The Company had loans outstanding to MetLife, Inc., which were included in other invested assets, totaling $1.1 billion at December 31, 2016. These loans bear interest at fixed rates of 4.21% and 5.10% payable semiannually, and were due on September 30, 2032 and December 31, 2033, respectively. In April, 2017, the two loans were repaid. See Notes 3 and 8. In March 2016, loans outstanding to an investment subsidiary of MLIC were repaid in cash prior to maturity.
The Company receives investment administrative services from an affiliate. The related investment administrative service charges were $23 million and $48 million for the three months and six months ended June 30, 2017, respectively, and $24 million and $47 million for the three months and six months ended June 30, 2016, respectively.
In January 2017, MLIC recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities being reinsured by the Company. The Company transferred investments and cash and cash equivalents which are included in the table above. See Note 12 for additional information related to the transfer.
In March 2017, the Company sold an operating joint venture with a book value of $89 million to MLIC, for $286 million. The operating joint venture was accounted for under the equity method and included in other invested assets. This sale resulted in an increase in additional paid-in capital of $202 million in the first quarter of 2017.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2017			December 31, 2016
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$225	$43	$—	$310	$41	$—
Cash flow hedges:
Interest rate swaps	Interest rate	45	8	—	45	7	—
Foreign currency swaps	Foreign currency exchange rate	1,471	137	24	1,420	186	10
Subtotal		1,516	145	24	1,465	193	10
Total qualifying hedges		1,741	188	24	1,775	234	10
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	20,238	1,012	815	28,175	1,928	1,688
Interest rate floors	Interest rate	—	—	—	2,100	5	2
Interest rate caps	Interest rate	8,542	9	—	12,042	25	—
Interest rate futures	Interest rate	282	—	1	1,288	9	—
Interest rate options	Interest rate	20,800	133	—	15,520	136	—
Interest rate total return swaps	Interest rate	3,150	—	380	3,876	—	611
Foreign currency swaps	Foreign currency exchange rate	908	91	10	1,250	153	4
Foreign currency forwards	Foreign currency exchange rate	144	—	3	158	9	—
Credit default swaps — purchased	Credit	34	—	—	34	—	—
Credit default swaps — written	Credit	1,879	33	1	1,891	28	—
Equity futures	Equity market	3,336	2	1	8,037	38	—
Equity index options	Equity market	62,026	1,195	1,420	37,501	897	934
Equity variance swaps	Equity market	14,894	167	590	14,894	140	517
Equity total return swaps	Equity market	1,617	3	48	2,855	1	117
Total non-designated or nonqualifying derivatives		137,850	2,645	3,269	129,621	3,369	3,873
Total		$139,591	$2,833	$3,293	$131,396	$3,603	$3,883
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2017 and December 31, 2016. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$(217)	$514	$(1,353)	$1,290
Embedded derivatives gains (losses)	128	(3,452)	451	(4,017)
Total net derivative gains (losses)	$(89)	$(2,938)	$(902)	$(2,727)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Qualifying hedges:
Net investment income	$5	$5	$11	$8
Nonqualifying hedges:
Net derivative gains (losses)	67	99	186	196
Policyholder benefits and claims	3	3	7	7
Total	$75	$107	$204	$211

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Nonqualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended June 30, 2017
Interest rate derivatives	$205	$—	$3
Foreign currency exchange rate derivatives	(22)	—	—
Credit derivatives — written	5	—	—
Equity derivatives	(474)	(1)	(93)
Total	$(286)	$(1)	$(90)
Three Months Ended June 30, 2016
Interest rate derivatives	$598	$—	$10
Foreign currency exchange rate derivatives	31	—	—
Credit derivatives — written	(1)	—	—
Equity derivatives	(214)	(1)	(47)
Total	$414	$(1)	$(37)
Six Months Ended June 30, 2017
Interest rate derivatives	(64)	—	2
Foreign currency exchange rate derivatives	(42)	—	—
Credit derivatives — written	11	—	—
Equity derivatives	(1,412)	(1)	(277)
Total	$(1,507)	$(1)	$(275)
Six Months Ended June 30, 2016
Interest rate derivatives	$1,416	$—	$29
Foreign currency exchange rate derivatives	32	—	—
Credit derivatives — written	(1)	—	—
Equity derivatives	(351)	(4)	(17)
Total	$1,096	$(4)	$12
__________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
Fair Value Hedges
The Company designates and accounts for interest rate swaps to convert fixed rate assets and liabilities to floating rate assets and liabilities as fair value hedges when they have met the requirements of fair value hedging.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2017
Interest rate swaps:	Fixed maturity securities	$—	$—	$—
	Policyholder liabilities (1)	3	(3)	—
Total		$3	$(3)	$—
Three Months Ended June 30, 2016
Interest rate swaps:	Fixed maturity securities	$(1)	$—	$(1)
	Policyholder liabilities (1)	10	(10)	—
Total		$9	$(10)	$(1)
Six Months Ended June 30, 2017
Interest rate swaps:	Fixed maturity securities	$—	$—	$—
	Policyholder liabilities (1)	1	(1)	—
Total		$1	$(1)	$—
Six Months Ended June 30, 2016
Interest rate swaps:	Fixed maturity securities	$(3)	$2	$(1)
	Policyholder liabilities (1)	24	(24)	—
Total		$21	$(22)	$(1)
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). For the three months and six months ended June 30, 2017, these amounts were $0 and $9 million, respectively. For the three months and six months ended June 30, 2016, there were no amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges.
At June 30, 2017 and December 31, 2016, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed two years and three years, respectively.
At June 30, 2017 and December 31, 2016, the balance in AOCI associated with cash flow hedges was $334 million and $397 million, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2017
Interest rate swaps	$1	$—	$1	$—
Interest rate forwards	—	—	—	—
Foreign currency swaps	(33)	1	—	—
Credit forwards	—	—	—	—
Total	$(32)	$1	$1	$—
Three Months Ended June 30, 2016
Interest rate swaps	$10	$12	$—	$—
Interest rate forwards	3	(1)	1	—
Foreign currency swaps	59	(1)	—	—
Credit forwards	—	—	—	—
Total	$72	$10	$1	$—
Six Months Ended June 30, 2017
Interest rate swaps	$1	$—	$2	$—
Interest rate forwards	—	—	1	—
Foreign currency swaps	(52)	9	—	—
Credit forwards	—	—	—	—
Total	$(51)	$9	$3	$—
Six Months Ended June 30, 2016
Interest rate swaps	$36	$12	$1	$—
Interest rate forwards	7	1	2	—
Foreign currency swaps	46	1	—	—
Credit forwards	—	—	—	—
Total	$89	$14	$3	$—
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2017, the Company expects to reclassify $25 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $1.9 billion at both June 30, 2017 and December 31, 2016. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At June 30, 2017 and December 31, 2016, the Company would have received $32 million and $28 million, respectively, to terminate all of these contracts.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2017			December 31, 2016
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$1	$25	3.1	$1	$45	2.2
Credit default swaps referencing indices	10	533	3.3	8	433	3.7
Subtotal	11	558	3.3	9	478	3.6
Baa
Single name credit default swaps (3)	1	110	1.5	1	180	1.6
Credit default swaps referencing indices	21	1,166	5.1	18	1,213	4.8
Subtotal	22	1,276	4.8	19	1,393	4.4
Ba
Single name credit default swaps (3)	(1)	45	3.8	—	20	2.7
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	(1)	45	3.8	—	20	2.7
Total	$32	$1,879	4.3	$28	$1,891	4.2
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

See Note 7 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2017		December 31, 2016
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$2,857	$3,215	$3,394	$2,929
OTC-cleared (1), (6)	23	58	267	905
Exchange-traded	2	2	46	—
Total gross estimated fair value of derivatives (1)	2,882	3,275	3,707	3,834
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1), (6)	2,882	3,275	3,707	3,834
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,376)	(2,376)	(2,231)	(2,231)
OTC-cleared	(2)	(2)	(165)	(165)
Exchange-traded	(1)	(1)	—	—
Cash collateral: (3), (4)
OTC-bilateral	(195)	—	(634)	—
OTC-cleared	(20)	(22)	(91)	(740)
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(282)	(807)	(429)	(698)
OTC-cleared	—	(34)	—	—
Exchange-traded	—	(1)	—	—
Net amount after application of master netting agreements and collateral	$6	$32	$157	$—
__________________

(1)
At June 30, 2017 and December 31, 2016, derivative assets included income or expense accruals reported in accrued investment income or in other liabilities of $49 million and $104 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($18) million and ($49) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2017 and December 31, 2016, the Company received excess cash collateral of $139 million and $4 million, respectively, and provided excess cash collateral of $0 and $25 million, respectively, which is not included in the table above due to the foregoing limitation.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2017, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2017 and December 31, 2016, the Company received excess securities collateral with an estimated fair value of $157 million and $135 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2017 and December 31, 2016, the Company provided excess securities collateral with an estimated fair value of $161 million and $108 million, respectively, for its OTC-bilateral derivatives, and $277 million and $630 million, respectively, for its OTC-cleared derivatives, and $124 million and $453 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

	June 30, 2017	December 31, 2016
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$839	$698
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$956	$777
Cash	$—	$—
Fair Value of Incremental Collateral Provided Upon:
One-notch downgrade in financial strength rating	$—	$—
Downgrade in financial strength rating to a level that triggers full overnight collateralization or termination of the derivative position	$—	$—
__________________

(1)	After taking into consideration the existence of netting agreements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2017	December 31, 2016
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$241	$409
Options embedded in debt or equity securities	Investments	(60)	(49)
Embedded derivatives within asset host contracts		$181	$360

Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$1,874	$2,237
Assumed guaranteed minimum benefits	Policyholder account balances	474	741
Fixed annuities with equity indexed returns	Policyholder account balances	370	192
Embedded derivatives within liability host contracts		$2,718	$3,170
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net derivative gains (losses) (1), (2)	$128	$(3,452)	$451	$(4,017)
Policyholder benefits and claims	$14	$60	$(1)	$105
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($36) million and ($80) million for the three months and six months ended June 30, 2017, respectively and $500 million and $642 million for the three months and six months ended June 30, 2016, respectively.

(2)	See Note 12 for discussion of affiliated net derivative gains (losses).

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	June 30, 2017
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$20,403	$1,384	$21,787
U.S. government and agency	7,561	7,358	—	14,919
RMBS	—	6,904	1,165	8,069
Foreign corporate	—	5,445	911	6,356
State and political subdivision	—	3,953	—	3,953
CMBS	—	3,030	153	3,183
ABS	—	2,028	163	2,191
Foreign government	—	1,164	—	1,164
Total fixed maturity securities	7,561	50,285	3,776	61,622
Equity securities	41	103	134	278
Short-term investments	234	921	91	1,246
Commercial mortgage loans held by CSEs — FVO	—	123	—	123
Derivative assets: (1)
Interest rate	—	1,205	—	1,205
Foreign currency exchange rate	—	228	—	228
Credit	—	23	10	33
Equity market	2	1,178	187	1,367
Total derivative assets	2	2,634	197	2,833
Embedded derivatives within asset host contracts (2)	—	—	241	241
Separate account assets (3)	457	107,189	6	107,652
Total assets	$8,295	$161,255	$4,445	$173,995
Liabilities
Derivative liabilities: (1)
Interest rate	$1	$815	$380	$1,196
Foreign currency exchange rate	—	37	—	37
Credit	—	1	—	1
Equity market	1	1,461	597	2,059
Total derivative liabilities	2	2,314	977	3,293
Embedded derivatives within liability host contracts (2)	—	—	2,718	2,718
Long-term debt of CSEs — FVO	—	16	—	16
Total liabilities	$2	$2,330	$3,695	$6,027

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	December 31, 2016
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$20,221	$1,444	$21,665
U.S. government and agency	6,110	6,806	—	12,916
RMBS	—	6,627	1,313	7,940
Foreign corporate	—	5,257	866	6,123
State and political subdivision	—	3,841	17	3,858
CMBS	—	3,529	167	3,696
ABS	—	2,383	215	2,598
Foreign government	—	1,103	—	1,103
Total fixed maturity securities	6,110	49,767	4,022	59,899
Equity securities	39	124	137	300
Short-term investments	702	568	2	1,272
Commercial mortgage loans held by CSEs — FVO	—	136	—	136
Derivative assets: (1)
Interest rate	9	2,142	—	2,151
Foreign currency exchange rate	—	348	—	348
Credit	—	20	8	28
Equity market	37	860	179	1,076
Total derivative assets	46	3,370	187	3,603
Embedded derivatives within asset host contracts (2)	—	—	409	409
Separate account assets (3)	720	104,616	10	105,346
Total assets	$7,617	$158,581	$4,767	$170,965
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$1,690	$611	$2,301
Foreign currency exchange rate	—	14	—	14
Equity market	—	1,038	530	1,568
Total derivative liabilities	—	2,742	1,141	3,883
Embedded derivatives within liability host contracts (2)	—	—	3,170	3,170
Long-term debt of CSEs — FVO	—	23	—	23
Total liabilities	$—	$2,765	$4,311	$7,076
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

(2)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances on the consolidated balance sheets. At June 30, 2017 and December 31, 2016, debt and equity securities also included embedded derivatives of ($60) million and ($49) million, respectively.

(3)
Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 6% of the total estimated fair value of Level 3 fixed maturity securities at June 30, 2017.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at June 30, 2017, there were no transfers between Levels 1 and 2. For assets and liabilities measured at estimated fair value and still held at December 31, 2016, transfers between Levels 1 and 2 were not significant.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

					June 30, 2017				December 31, 2016				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	22	-	142	107	18	-	138	104	Increase
	•	Market pricing	•	Quoted prices (4)	13	-	559	104	13	-	700	99	Increase
	•	Consensus pricing	•	Offered quotes (4)	89	-	89	89	37	-	109	85	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	49	-	113	93	38	-	111	91	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	97	-	104	101	94	-	106	100	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	99	-	101	99	98	-	100	99	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Repurchase rates (7)	—	-	13		(44)	-	18		Decrease (6)
Credit	•	Present value techniques	•	Credit spreads (8)	96	-	98		97	-	98		Decrease (8)
	•	Consensus pricing	•	Offered quotes (9)
Equity market	•	Present value techniques or option pricing models	•	Volatility (10)	10%	-	34%		14%	-	32%		Increase (6)
			•	Correlation (11)	70%	-	70%		40%	-	40%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.21%		Decrease (12)
				Ages 41 - 60	0.04%	-	0.65%		0.01%	-	0.78%		Decrease (12)
				Ages 61 - 115	0.26%	-	100%		0.04%	-	100%		Decrease (12)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (13)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (13)
				Durations 21 - 116	2%	-	100%		1.25%	-	100%		Decrease (13)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (14)
			•	Withdrawal rates	0.25%	-	10%		0%	-	20%		(15)
			•	Long-term equity volatilities	17.40%	-	25%		9.95%	-	33%		Increase (16)
			•	Nonperformance risk spread	0.03%	-	0.47%		0.04%	-	1.70%		Decrease (17)
___________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

(9)	At June 30, 2017 and December 31, 2016, independent non-binding broker quotations were used in the determination of 2% and 3%, respectively, of the total net derivative estimated fair value.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Structured Securities	State and Political Subdivision	Foreign Government
	(In millions)
Three Months Ended June 30, 2017
Balance, beginning of period	$2,344	$—	$1,626	$7	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	1	—	6	—	—
Total realized/unrealized gains (losses) included in AOCI	21	—	22	—	—
Purchases (7)	171	—	24	—	—
Sales (7)	(247)	—	(138)	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	29	—	—	—	—
Transfers out of Level 3 (8)	(24)	—	(59)	(7)	—
Balance, end of period	$2,295	$—	$1,481	$—	$—
Three Months Ended June 30, 2016
Balance, beginning of period	$2,390	$21	$1,732	$8	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(1)	—	8	—	—
Total realized/unrealized gains (losses) included in AOCI	75	1	(5)	—	—
Purchases (7)	230	3	383	—	9
Sales (7)	(60)	—	(142)	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	101	—	12	—	—
Transfers out of Level 3 (8)	(41)	—	(129)	—	—
Balance, end of period	$2,694	$25	$1,859	$8	$9
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (9)	$—	$—	$6	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (9)	$—	$—	$8	$—	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended June 30, 2017
Balance, beginning of period	$142	$1	$(890)	$(2,377)	$15
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	1	—	106	151	—
Total realized/unrealized gains (losses) included in AOCI	1	—	—	—	—
Purchases (7)	—	91	4	—	7
Sales (7)	(10)	—	—	—	(8)
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	(251)	(1)
Transfers into Level 3 (8)	—	—	—	—	—
Transfers out of Level 3 (8)	—	(1)	—	—	(7)
Balance, end of period	$134	$91	$(780)	$(2,477)	$6
Three Months Ended June 30, 2016
Balance, beginning of period	$171	$50	$(243)	$(884)	$143
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	54	(3,373)	—
Total realized/unrealized gains (losses) included in AOCI	3	—	4	—	—
Purchases (7)	—	111	4	—	—
Sales (7)	(1)	—	—	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	(1)	(345)	—
Transfers into Level 3 (8)	—	—	—	—	—
Transfers out of Level 3 (8)	—	(50)	—	—	(1)
Balance, end of period	$173	$111	$(182)	$(4,602)	$142
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (9)	$—	$—	$106	$235	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (9)	$—	$—	$57	$(3,375)	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Structured Securities	State and Political Subdivision	Foreign Government
	(In millions)
Six Months Ended June 30, 2017
Balance, beginning of period	$2,310	$—	$1,695	$17	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(2)	—	9	—	—
Total realized/unrealized gains (losses) included in AOCI	127	—	37	—	—
Purchases (7)	291	—	68	—	—
Sales (7)	(298)	—	(224)	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	3	—	—	—	—
Transfers out of Level 3 (8)	(136)	—	(104)	(17)	—
Balance, end of period	$2,295	$—	$1,481	$—	$—
Six Months Ended June 30, 2016
Balance, beginning of period	$2,410	$—	$1,996	$13	$27
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(13)	—	13	—	—
Total realized/unrealized gains (losses) included in AOCI	174	2	(18)	—	—
Purchases (7)	276	4	453	—	9
Sales (7)	(140)	—	(234)	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	165	19	24	—	—
Transfers out of Level 3 (8)	(178)	—	(375)	(5)	(27)
Balance, end of period	$2,694	$25	$1,859	$8	$9
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (9)	$—	$—	$10	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (9)	$(12)	$—	$13	$—	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Six Months Ended June 30, 2017
Balance, beginning of period	$137	$2	$(954)	$(2,761)	$10
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	96	468	—
Total realized/unrealized gains (losses) included in AOCI	3	—	—	—	—
Purchases (7)	4	91	4	—	1
Sales (7)	(10)	(1)	—	—	(2)
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	74	(184)	—
Transfers into Level 3 (8)	—	—	—	—	2
Transfers out of Level 3 (8)	—	(1)	—	—	(5)
Balance, end of period	$134	$91	$(780)	$(2,477)	$6
Six Months Ended June 30, 2016
Balance, beginning of period	$97	$47	$(232)	$(442)	$146
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	37	(3,894)	—
Total realized/unrealized gains (losses) included in AOCI	—	—	8	—	—
Purchases (7)	—	111	7	—	1
Sales (7)	(13)	(47)	—	—	(4)
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	(2)	(266)	—
Transfers into Level 3 (8)	129	—	—	—	—
Transfers out of Level 3 (8)	(40)	—	—	—	(1)
Balance, end of period	$173	$111	$(182)	$(4,602)	$142
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (9)	$—	$—	$93	$521	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (9)	$—	$—	$43	$(3,895)	$—
________________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(3)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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

	June 30, 2017	December 31, 2016
	(In millions)
Assets (1)
Unpaid principal balance	$76	$88
Difference between estimated fair value and unpaid principal balance	47	48
Carrying value at estimated fair value	$123	$136
Liabilities (1)
Contractual principal balance	$15	$22
Difference between estimated fair value and contractual principal balance	1	1
Carrying value at estimated fair value	$16	$23
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$10,036	$—	$—	$10,299	$10,299
Policy loans	$1,091	$—	$744	$439	$1,183
Real estate joint ventures	$6	$—	$—	$27	$27
Other limited partnership interests	$42	$—	$—	$41	$41
Loans to affiliates	$—	$—	$—	$—	$—
Premiums, reinsurance and other receivables	$1,647	$—	$170	$2,000	$2,170
Liabilities
Policyholder account balances	$15,734	$—	$—	$17,120	$17,120
Long-term debt	$37	$—	$44	$—	$44
Other liabilities	$728	$—	$358	$390	$748
Separate account liabilities	$1,163	$—	$1,163	$—	$1,163

	December 31, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$9,154	$—	$—	$9,298	$9,298
Policy loans	$1,093	$—	$746	$431	$1,177
Real estate joint ventures	$12	$—	$—	$44	$44
Other limited partnership interests	$44	$—	$—	$42	$42
Loans to affiliates	$1,100	$—	$1,090	$—	$1,090
Premiums, reinsurance and other receivables	$2,363	$—	$834	$1,981	$2,815
Liabilities
Policyholder account balances	$16,043	$—	$—	$17,259	$17,259
Long-term debt	$1,881	$—	$2,117	$—	$2,117
Other liabilities	$256	$—	$90	$166	$256
Separate account liabilities	$1,110	$—	$1,110	$—	$1,110
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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
Loans to Affiliates
The estimated fair value of loans to affiliates is principally determined using market standard valuation methodologies. Valuations of instruments are based primarily on discounted cash flow methodologies that use standard market observable inputs including market yield curve, duration, observable prices and spreads for similar publicly traded or privately traded issues.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

Other Liabilities
Other liabilities consist primarily of interest payable, amounts due for securities purchased but not yet settled, funds withheld amounts payable, which are contractually withheld by the Company in accordance with the terms of the reinsurance agreements, deposits payable and derivative payables. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which are not materially different from the carrying values.
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
8. Debt
On June 16, 2017, MetLife, Inc. forgave the Company’s obligation to pay the principal amount of $750 million affiliated surplus notes held by MetLife, Inc. The forgiveness of the surplus notes was treated as a capital transaction and recorded as an increase to additional paid-in-capital. See Note 9.
On April 28, 2017, two surplus note obligations with MetLife, Inc. totaling $1.1 billion, which were due on September 30, 2032 and December 31, 2033 and carried interest at 5.13% and 6.00%, respectively, were satisfied in a noncash exchange for $1.1 billion of loans outstanding from MetLife. See Notes 3 and 5.
On April 28, 2017, BRCD entered into a new financing arrangement with a pool of highly rated third party reinsurers and a total capacity of $10.0 billion. This financing arrangement consists of credit-linked notes that each have a term of 20 years. As of June 30, 2017, there were no drawdowns on such notes and there was $8.1 billion of funding available under this arrangement. See Note 3.
9. Equity
Capital Transactions
In June 2017, the Company received a capital contribution of $600 million in cash from Brighthouse Holdings, LLC.
In June 2017, MetLife, Inc. made a non-cash capital contribution of $750 million in the form of forgiveness of debt to the Company. See Note 8.
In April 2017, the Contribution Transactions discussed in Note 3 included a net cash return of capital of $2.7 billion.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$1,190	$239	$(33)	$1,396
OCI before reclassifications	749	(32)	2	719
Deferred income tax benefit (expense)	(267)	11	—	(256)
AOCI before reclassifications, net of income tax	1,672	218	(31)	1,859
Amounts reclassified from AOCI	(2)	(2)	—	(4)
Deferred income tax benefit (expense)	5	1	—	6
Amounts reclassified from AOCI, net of income tax	3	(1)	—	2
Balance, end of period	$1,675	$217	$(31)	$1,861

	Three Months Ended June 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$2,479	$248	$(28)	$2,699
OCI before reclassifications	142	72	13	227
Deferred income tax benefit (expense)	(63)	(25)	(2)	(90)
AOCI before reclassifications, net of income tax	2,558	295	(17)	2,836
Amounts reclassified from AOCI	(27)	(11)	—	(38)
Deferred income tax benefit (expense)	9	4	—	13
Amounts reclassified from AOCI, net of income tax	(18)	(7)	—	(25)
Balance, end of period	$2,540	$288	$(17)	$2,811

	Six Months Ended June 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$1,019	$258	$(29)	$1,248
OCI before reclassifications	958	(51)	(5)	902
Deferred income tax benefit (expense)	(357)	18	3	(336)
AOCI before reclassifications, net of income tax	1,620	225	(31)	1,814
Amounts reclassified from AOCI	88	(12)	—	76
Deferred income tax benefit (expense)	(33)	4	—	(29)
Amounts reclassified from AOCI, net of income tax	55	(8)	—	47
Balance, end of period	$1,675	$217	$(31)	$1,861

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

	Six Months Ended Ended June 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$1,379	$241	$(26)	$1,594
OCI before reclassifications	1,763	89	10	1,862
Deferred income tax benefit (expense)	(624)	(31)	(1)	(656)
AOCI before reclassifications, net of income tax	2,518	299	(17)	2,800
Amounts reclassified from AOCI	34	(17)	—	17
Deferred income tax benefit (expense)	(12)	6	—	(6)
Amounts reclassified from AOCI, net of income tax	22	(11)	—	11
Balance, end of period	$2,540	$288	$(17)	$2,811
__________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$2	$25	$(46)	$(34)	Net investment gains (losses)
Net unrealized investment gains (losses)	1	2	2	—	Net investment income
Net unrealized investment gains (losses)	(1)	—	(44)	—	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	2	27	(88)	(34)
Income tax (expense) benefit	(5)	(9)	33	12
Net unrealized investment gains (losses), net of income tax	(3)	18	(55)	(22)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	12	—	12	Net derivative gains (losses)
Interest rate swaps	1	—	2	1	Net investment income
Interest rate forwards	—	(1)	—	1	Net derivative gains (losses)
Interest rate forwards	—	1	1	2	Net investment income
Foreign currency swaps	1	(1)	9	1	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	2	11	12	17
Income tax (expense) benefit	(1)	(4)	(4)	(6)
Gains (losses) on cash flow hedges, net of income tax	1	7	8	11
Total reclassifications, net of income tax	$(2)	$25	$(47)	$(11)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

10. Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Compensation	$63	$106	$118	$225
Commissions	174	132	368	317
Volume-related costs	59	57	115	113
Affiliated expenses on ceded and assumed reinsurance	(4)	(2)	4	1
Capitalization of DAC	(61)	(80)	(128)	(183)
Interest expense on debt	25	35	57	66
Premium taxes, licenses and fees	17	13	30	31
Professional services	46	15	81	26
Rent and related expenses	4	15	7	29
Other	137	104	244	220
Total other expenses	$460	$395	$896	$845
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at June 30, 2017.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of June 30, 2017, the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material for the Company.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $168 million and $335 million at June 30, 2017 and December 31, 2016, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.3 billion at both June 30, 2017 and December 31, 2016.
Other Commitments
The Company has entered into collateral arrangements with affiliates which require the transfer of collateral in connection with secured demand notes. As of June 30, 2017, these arrangements had expired and the Company is no longer transferring collateral to custody accounts. As of December 31, 2016, the Company had agreed to fund up to $20 million of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $25 million, to custody accounts to secure the demand notes. Each of these affiliates was permitted by contract to sell or re-pledge this collateral.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)

Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from $6 million to $218 million, with a cumulative maximum of $223 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $2 million at both June 30, 2017 and December 31, 2016, for indemnities, guarantees and commitments.
12. Related Party Transactions
The Company has various existing relationships with MetLife for services necessary to conduct its activities.
Non-Broker-Dealer Transactions
The following table summarizes income and expense from transactions with MetLife (excluding broker-dealer transactions) for the periods indicated:

	Three Months Ended June 30,
	2017	2016	2017	2016
	Income		Expense
	(In millions)
MetLife	$96	$63	$209	$23

	Six Months Ended June 30,
	2017	2016	2017	2016
	Income		Expense
	(In millions)
MetLife	$(110)	$(46)	$409	$218
The following table summarizes assets and liabilities from transactions with MetLife (excluding broker-dealer transactions) at:

	June 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
	(In millions)
MetLife	$2,950	$2,649	$4,288	$5,125
The material arrangements between the Company and MetLife are as follows:

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Reinsurance Agreements
The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its various insurance products and also as a provider of reinsurance for some insurance products issued by certain affiliates companies. The Company participates in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.
The Company has reinsurance agreements with its affiliate NELICO and certain MetLife, Inc. subsidiaries, including MLIC, General American Life Insurance Company, MetLife Europe d.a.c., MetLife Reinsurance Company of Vermont, Delaware American Life Insurance Company and American Life Insurance Company, all of which were related parties as of June 30, 2017.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Premiums
Reinsurance assumed	$4	$8	$9	$54
Reinsurance ceded	(140)	(197)	(317)	(373)
Net premiums	$(136)	$(189)	$(308)	$(319)
Universal life and investment-type product policy fees
Reinsurance assumed	$24	$29	$50	$57
Reinsurance ceded	(5)	(15)	(18)	(31)
Net universal life and investment-type product policy fees	$19	$14	$32	$26
Other revenues
Reinsurance assumed	$28	$—	$28	$1
Reinsurance ceded	39	288	39	316
Net other revenues	$67	$288	$67	$317
Policyholder benefits and claims
Reinsurance assumed	$17	$13	$35	$58
Reinsurance ceded	(94)	(194)	(228)	(337)
Net policyholder benefits and claims	$(77)	$(181)	$(193)	$(279)
Interest credited to policyholder account balances
Reinsurance assumed	$18	$19	$36	$38
Reinsurance ceded	(3)	(3)	(6)	(5)
Net interest credited to policyholder account balances	$15	$16	$30	$33
Amortization of deferred policy acquisition costs and value of business acquired
Reinsurance assumed	$21	$2	$22	$5
Reinsurance ceded	(17)	(91)	14	(120)
Net amortization of deferred policy acquisition costs and value of business acquired	$4	$(89)	$36	$(115)
Other expenses
Reinsurance assumed	$(3)	$(11)	$11	$16
Reinsurance ceded	(2)	(13)	7	(23)
Net other expenses	$(5)	$(24)	$18	$(7)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2017		December 31, 2016
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$172	$3,141	$23	$3,382
Deferred policy acquisition costs and value of business acquired	9	(386)	71	(356)
Total assets	$181	$2,755	$94	$3,026
Liabilities
Future policy benefits	$143	$—	$211	$—
Policyholder account balances	474	—	741	—
Other policy-related balances	1,686	—	1,677	—
Other liabilities	(38)	384	11	578
Total liabilities	$2,265	$384	$2,640	$578
The Company assumes risks from affiliates related to guaranteed minimum benefit guarantees written directly by the affiliates. These assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $474 million and $741 million at June 30, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were $105 million and $138 million for the three months and six months ended June 30, 2017, respectively, and ($193) million and ($308) million for the three months and six months ended June 30, 2016, respectively.
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. This ceded reinsurance agreement contains embedded derivatives and changes in the estimated fair value are also included within net derivative gains (losses). The embedded derivative associated with this cession is included within premiums, reinsurance and other receivables and were $3 million and $171 million at June 30, 2017 and December 31, 2016. Net derivative gains (losses) associated with the embedded derivative were $0 and ($125) million for the three months and six months ended June 30, 2017, respectively, and $94 million and $142 million for the three months and six months ended June 30, 2016, respectively.
In May 2017, the Company and Brighthouse NY recaptured from MLIC risks related to multiple life products ceded under yearly renewable term and coinsurance agreements. This recapture resulted in an increase in cash and cash equivalents of $214 million and a decrease in premiums, reinsurance and other receivables of $189 million. The Company recognized a gain of $17 million, net of income tax, as a result, of reinsurance termination.
In January 2017, the Company executed a novation and assignment agreement whereby it replaced MLIC as the reinsurer of certain variable annuities, including guaranteed minimum benefits, issued by NELICO. This novation and assignment resulted in an increase in cash and cash equivalents of $184 million, an increase in future policy benefits of $34 million, an increase in policyholder account balances of $219 million and a decrease in other liabilities of $68 million. The Company recognized no gain or loss as a result of this transaction.
In January 2017, MLIC recaptured risks related to certain variable annuities, including guaranteed minimum benefits, issued by Brighthouse NY. This recapture resulted in a decrease in cash and cash equivalents of $150 million, an increase in future policy benefits of $45 million, an increase in policyholder account balances of $168 million and a decrease in other liabilities of $359 million. The Company recognized no gain or loss as a result of this transaction.
In January 2017, MLIC recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities being reinsured by the Company. This recapture resulted in a decrease in investments and cash and cash equivalents of $568 million, a decrease in future policy benefits of $106 million, and a decrease in policyholder account balances of $460 million. In June 2017, there was an adjustment to the recapture amounts of this transaction, which resulted in an increase in premiums, reinsurance and other receivables of $140 million at June 30, 2017. The Company recognized a gain of $91 million and $89 million, net of income tax, three months and six months ended, as a result of this transaction.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Financing Arrangements
The Company had financing arrangements with MetLife that are used to support reinsurance obligations arising under affiliated reinsurance agreements. The Company recognized interest expense for affiliated debt of $24 million and $55 million for the three months and six months ended June 30, 2017, respectively, and $31 million and $62 million for the three months six months ended June 30, 2016, respectively. See Note 3 for more information regarding the termination of these arrangements.
Investment Transactions
The Company has extended loans to certain subsidiaries of MetLife, Inc. Additionally, in the ordinary course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from MetLife, Inc. affiliates. See Note 5 for further discussion of the related party investment transactions.
Shared Services and Overhead Allocations
MetLife, Inc. provides the Company certain services, which include, but are not limited to, executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology, distribution services and investor relations. The Company is charged for these services based on direct and indirect costs. When specific identification is not practicable, an allocation methodology is used, primarily based on sales, in-force liabilities, or headcount. For certain agreements, charges are based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Expenses incurred with MetLife, Inc. related to these arrangements, recorded in other operating expenses, were $240 million and $432 million for the three months and six months ended June 30, 2017, respectively, and $245 million and $484 million for the three months and six months ended June 30, 2016, respectively.
Broker-Dealer Transactions
The Company accrues related party revenues and expenses arising from transactions with affiliated broker-dealers whereby such affiliated broker-dealers sell the Company’s variable annuity and life products. The affiliated expense for the Company is commissions collected on the sale of variable products by the Company and passed through to the broker-dealer. The affiliated revenue for the Company is fee income from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Beginning in March 2017, Brighthouse Securities, LLC, a registered broker-dealer affiliate, began distributing certain of the Company’s existing and future variable insurance products and the MetLife broker-dealers discontinued such distributions.
The following table summarizes income and expense from transactions with related broker-dealers for the periods indicated:

	Three Months Ended June 30,
	2017	2016	2017	2016
	Fee Income		Commission Expense
	(In millions)
Affiliated broker-dealers	$56	$48	$194	$153

	Six Months Ended June 30,
	2017	2016	2017	2016
	Fee Income		Commission Expense
	(In millions)
Affiliated broker-dealers	$110	$99	$320	$314

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

The following table summarizes assets and liabilities from transactions with affiliated broker-dealers as follows:

	June 30, 2017		December 31, 2016
	Fee Income Receivables	Secured Demand Notes	Fee Income Receivables	Secured Demand Notes
	(In millions)
Affiliated broker-dealers	$(1)	$—	$19	$20
13. Subsequent Events
Capital Transactions
On August 10, 2017, the Company received a capital contribution of $400 million in cash from Brighthouse Holdings, LLC.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Consolidated Financial Statements (Unaudited) — (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “Brighthouse Insurance,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC, which is a wholly-owned subsidiary of Brighthouse Financial, Inc. (Brighthouse Financial, Inc., together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the unaudited interim condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “First Quarter 2017 Quarterly Report”); and (iv) our current reports on Form 8-K filed in 2017. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “— Note Regarding Forward-Looking Statements” and the section entitled “Risk Factors” included in the 2016 Annual Report and the First Quarter 2017 Quarterly Report, as well as the Risk Factors set forth in Part II, Item IA of this Quarterly Report on Form 10-Q.
The term “Separation” refers to the separation of MetLife, Inc.’s (together with its subsidiaries and affiliates “MetLife”) former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, Brighthouse Financial, Inc., to hold the assets (including the equity interests of certain MetLife, Inc. subsidiaries, including the Company) and liabilities associated with MetLife, Inc.’s former Brighthouse Financial segment from and after the Distribution; the term “Distribution” refers to the distribution on August 4, 2017 of 96,776,670 of the 119,773,106 shares of Brighthouse Financial, Inc. common stock outstanding immediately prior to the Distribution date by MetLife, Inc. to shareholders of MetLife, Inc. as of the record date for the Distribution.
Business
Overview
The Company offers a range of individual annuities and individual life insurance products. The Company is organized into three segments: Annuities, Life and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” included in the 2016 Annual Report and Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. See also “— Other Key Information — The Separation” for information on the Separation. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
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
The Separation
On January 12, 2016, MetLife, Inc. announced its plan to pursue the separation of a substantial portion of its former U.S. retail business. Additionally, on July 21, 2016, MetLife, Inc. announced that the separated business would be rebranded as “Brighthouse Financial.” Effective March 6, 2017, and in connection with the Separation, the Company changed its name from MetLife Insurance Company USA to Brighthouse Life Insurance Company.

On October 5, 2016, Brighthouse Financial, Inc., which until the completion of the Separation on August 4, 2017 was a wholly-owned subsidiary of MetLife, Inc., filed a registration statement on Form 10 (as amended, the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”) that was declared effective by the SEC on July 6, 2017. The Form 10 disclosed MetLife, Inc.’s plans to undertake several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) and include, among others, Brighthouse Insurance, Brighthouse Life Insurance Company of NY (“Brighthouse NY”), New England Life Insurance Company, Brighthouse Investment Advisers, LLC (formerly known as MetLife Advisers, LLC) and certain affiliated reinsurance companies in the planned separated business, and distribute at least 80.1% of the shares of Brighthouse Financial, Inc.’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. In connection with the Restructuring, effective April 2017 following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and Brighthouse NY to Brighthouse Insurance (the “Contribution Transactions”). The affiliated reinsurance companies were then merged into Brighthouse Reinsurance Company of Delaware, a licensed reinsurance subsidiary of Brighthouse Insurance. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
Additionally, in June 2017 in connection with the Separation: (i) MetLife, Inc. forgave the $750 million principal amount of 8.595% surplus notes; and (ii) Brighthouse Holdings, LLC (“Brighthouse Holdings”) contributed $600 million in cash to Brighthouse Life Insurance Company. On July 28, 2017, MetLife, Inc. contributed Brighthouse Holdings to Brighthouse Financial, Inc., resulting in Brighthouse Life Insurance Company becoming an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. On August 4, 2017, MetLife, Inc. completed the Separation through a distribution of 96,776,670 of the 119,773,106 shares of the common stock of Brighthouse, representing 80.8% of MetLife Inc.’s interest in Brighthouse, to holders of MetLife, Inc. common stock.
On August 10, 2017, the Company received a capital contribution of $400 million in cash from Brighthouse Holdings.
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
Regulatory Developments
We are domiciled in Delaware and regulated by the Delaware Department of Insurance. We are primarily regulated at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of Delaware. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. See “Business — Regulation” and “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” included in the 2016 Annual Report, as amended in this Quarterly Report on Form 10-Q under this “Regulatory Developments” caption and “Risk Factors — Regulatory and Legal Risks.”
Department of Labor and ERISA Considerations
We manufacture life insurance products for third parties to sell to tax-qualified pension and retirement plans and Individual Retirement Accounts (“IRAs”) to individuals that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation (“PBGC”).
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen.

The DOL issued new regulations on April 6, 2016 with an original applicable date for most provisions of April 10, 2017, although on April 4, 2017, the DOL released its final rule delaying the original applicable date for 60 days from April 10, 2017 until June 9, 2017. Further, on June 29, 2017, the DOL issued a request for information regarding its final rule defining who is a “fiduciary” for purposes of ERISA and the Code, and also the DOL’s new and amended exemptions (as described further below) that were published in conjunction with the final rule. These rules substantially expand the definition of “investment advice” and thereby broaden the circumstances under which distributors and even manufacturer can be considered fiduciaries under ERISA or the Code. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests.
As noted above, the DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption, that apply more onerous disclosure and contract requirements to, and increase fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs. In general, the changes the rule made to existing prohibited transaction exemptions and contract and disclosure requirements of the new exemption (other than the impartial interest standard) were delayed until January 1, 2018. Contracts entered into prior to the applicability date of the new regulations are generally “grandfathered” and, as such, are not subject to the requirements of the rule and related exemptions. To retain “grandfathered” status, no investment recommendations may be made after the applicability date of the new regulations with respect to such annuity products that were sold to ERISA plans or IRAs.
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
On February 3, 2017, President Trump, in a memorandum to the Secretary of Labor, requested that the DOL prepare an updated economic and legal analysis concerning the likely impact of the new rules, and possible revisions to the rules. In response to President Trump’s request, and as noted above, on June 29, 2017, the DOL issued a request for information related to the fiduciary rule and providing for a 30-day comment period on all issues raised by its request for information (excepting the 15-day comment period on delaying the January 1, 2018 applicability date discussed above). On August 9, 2017, the DOL filed a public notice in the case of Thrivent Financial v. the DOL alerting the court that the DOL has submitted to the Office of Management and Budget proposed amendments to several prohibited transaction exemptions (including BIC and 84-24) further delaying application of these exemptions as re-written by the DOL, from January 1, 2018 to July 1, 2019. While we continue to analyze the impact of the final regulations on our business, we anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis.
The change of administration and the DOL’s June 29, 2017 request for information related to the fiduciary rule and related exemptions leaves uncertainty over whether the regulations will be substantially modified or repealed. Application of the rules on June 9, 2017, in light of the DOL’s request for information and the overall reconsideration of the rules requested by President Trump, could create confusion among our distribution partners which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
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
We accelerated the annual review of our actuarial assumptions for our variable annuities business from the third quarter to the second quarter of 2016 in connection with the proposed Separation. As a result of this review, we made changes to policyholder behavior and long-term economic assumptions, as well as risk margins. With respect to policyholder behavior, which was the significant update for the second quarter of 2016, we have recorded charges, and in some cases benefits, in prior years as a result of the availability of sufficient and credible data at the conclusion of each review. As an example, in 2012, we recorded a charge to reflect better than expected persistency; and in 2014, we recorded a charge as we began to reflect lower utilization of the elective annuitization option in early generations of our guaranteed minimum income benefit (“GMIBs”). In addition, in the third quarter of 2016, we performed the annual review of our actuarial assumptions for our remaining annuity and life businesses. In 2017, we will perform the annual review of our actuarial assumptions for all of our businesses in the third quarter. See “— Results of Operations — GMLB Riders — Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016 — GMLB Riders Actuarial Assumption Review” for further information.
Results of Operations
In this report we present operating earnings as a financial measure that is not calculated in accordance with GAAP, along with other financial disclosures that we believe are relevant to understanding our results. See “— Non-GAAP and Other Financial Disclosures” for more detailed definitions of these measures.

Consolidated Results for the Six Months Ended June 30, 2017 and 2016
Business Overview. While sales of our index-linked annuities increased, overall annuity and life sales decreased for the six months ended June 30, 2017. The declines in both businesses were driven, in part, by the U.S. Retail Advisor Force Divestiture. The 22% decrease in annuity sales was also driven by the suspension of sales by a major distributor and discontinuance of sales of GMIB riders on our variable annuity products, both of which occurred in 2016. Life sales, which declined 59%, were also impacted by our discontinuance of new sales of whole life and certain term life products in the current period. Additionally, we ceased sales of all remaining ULSG products in the current period.
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

	Six Months Ended June 30,
	2017	2016
	(In millions)
Revenues
Premiums	$379	$653
Universal life and investment-type product policy fees	1,570	1,523
Net investment income	1,499	1,507
Other revenues	199	437
Net investment gains (losses)	(55)	(40)
Net derivative gains (losses)	(902)	(2,727)
Total revenues	2,690	1,353
Expenses
Policyholder benefits and claims	1,670	1,829
Interest credited to policyholder account balances	542	564
Capitalization of DAC	(128)	(183)
Amortization of DAC and VOBA	647	(349)
Interest expense on debt	57	66
Other expenses	967	962
Total expenses	3,755	2,889
Income (loss) before provision for income tax	(1,065)	(1,536)
Provision for income tax expense (benefit)	(436)	(608)
Net income (loss)	$(629)	$(928)

The table below shows the components of net income (loss), in addition to operating earnings for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016
	(In millions)
GMLB Riders	$(889)	$(2,328)
Amortization of DAC and VOBA	(13)	(30)
Other derivative instruments	(109)	117
Net investment gains (losses)	(55)	(40)
Other adjustments	(17)	(68)
Operating earnings before provision for income tax	18	813
Income (loss) before provision for income tax	(1,065)	(1,536)
Provision for income tax expense (benefit)	(436)	(608)
Net income (loss)	$(629)	$(928)
Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
Overview. Income (loss) before provision for income tax increased $471 million ($299 million, net of income tax) compared to the prior period. This increase was primarily due to a favorable change in GMLB Riders, partially offset by lower operating earnings and an unfavorable change in other derivative instruments. Excluding the impact of the annual actuarial assumption review in the prior period, income (loss) before provision for income tax decreased $2.1 billion ($1.3 billion, net of income tax).
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
GMLB Riders increased income (loss) before provision for income tax by $1.4 billion ($935 million, net of income tax), as our annual actuarial assumption review in the prior period resulted in changes to assumptions regarding policyholder behavior which significantly increased the carrying value of the liabilities. This current period favorable impact on the liabilities was partially offset by unfavorable impacts on hedges and reinsurance. See “— GMLB Riders for the Six Months Ended June 30, 2017 and 2016.”
Amortization of DAC and VOBA. Lower DAC and VOBA amortization, excluding the amounts in GMLB Riders and operating earnings, increased income (loss) before provision for income tax by $17 million ($11 million, net of income tax), primarily due to lower profits resulting from net investment gains (losses) and net derivative gains (losses) related to life and annuity products.
Other Derivative Instruments. We have other derivative instruments, in addition to the hedges and embedded derivatives included in GMLB Riders, for which changes in fair value are recognized in net derivative gains (losses). The change in fair value of other derivative instruments decreased income (loss) before provision for income tax by $226 million ($147 million, net of income tax).
Freestanding Derivatives. We have freestanding derivatives that economically hedge certain invested assets and insurance liabilities. The majority of this hedging activity is focused in the following areas:
•use of interest rate swaps (i) when we have duration mismatches where suitable assets with maturities similar to those of our long-dated liabilities are not readily available in the market and (ii) to protect statutory capital during periods of declining or sustained low interest rates; and
•use of foreign currency swaps when we hold fixed maturity securities denominated in foreign currencies that are matching insurance liabilities denominated in U.S. dollars.
The market impacts on the hedges are accounted for in net income (loss) while the offsetting economic impact on the items they are hedging are either not recognized or recognized through other comprehensive income in equity.

Changes in the fair value of freestanding derivatives decreased income (loss) before provision for income tax by $23 million ($15 million, net of income tax), primarily due to unfavorable changes in our foreign currency swaps resulting from the U.S. dollar weakening against key foreign currencies more in the current period than in the prior period. This decrease was partially offset by favorable changes mostly from the impact of the current period decline in interest rates on the fair value of interest rate swaps that are hedging our ULSG liabilities, which were not in place in the prior period, and, to a lesser extent, favorable impacts on credit derivatives from a tightening in credit spreads.
Embedded Derivatives. Ceded reinsurance agreements covering certain life products are written on a coinsurance with funds withheld basis. The funds withheld component is accounted for as an embedded derivative, reflecting the change in fair value of the underlying asset portfolio, with these changes in fair value recognized in net income (loss) in the period in which they occur. In addition, the changes in liability values of our index-linked annuity contracts that result from changes in the underlying equity indices are accounted for as embedded derivatives. Unfavorable changes in the fair value of embedded derivatives decreased income (loss) before provision for income tax by $203 million ($132 million, net of income tax), primarily due to the unfavorable change in the fair value of our equity index-linked embedded derivative liabilities resulting from an increase in the underlying equity index levels.
Net Investment Gains (Losses). Net investment gains (losses) decreased net income (loss) before provision for income tax by $15 million ($10 million, net of income tax), primarily due to higher net losses on sales of fixed maturity securities and current period losses, compared to gains in the prior period, on foreign currency transactions, partially offset by lower net losses on impairments of fixed maturity securities.
Other Adjustments. Other adjustments to determine operating earnings increased income (loss) before provision for income tax by $51 million ($33 million, net of income tax), primarily due to the pass-through adjustment related to participating general account products in our run-off business as well as direct expenses incurred in the prior period in connection with the U.S Retail Advisor Force Divestiture. The pass-through adjustment resulted from a decrease in the underlying general account asset values due to interest rates decreasing less in the current period than in the prior period.
Income Tax Expense (Benefit). Income tax benefit for the six months ended June 30, 2017 was $436 million, or 41% of income (loss) before provision for income tax, compared to $608 million, or 40% of income (loss) before provision for income tax, for the six months ended June 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to dividend received deductions and utilization of tax credits.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss) as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings allows analysis of our performance and facilitates comparisons to industry results. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings before provision for income tax decreased $795 million ($525 million, net of income tax) compared to the prior period. Operating earnings is discussed in greater detail below.

Reconciliation of net income (loss) to operating earnings

	Six Months Ended June 30,
	2017	2016
	(In millions)
Net income (loss)	$(629)	$(928)
Add: Provision for income tax expense (benefit)	(436)	(608)
Net income (loss) before provision for income tax	(1,065)	(1,536)
Less: GMLB Riders	(889)	(2,328)
Less: Amortization of DAC and VOBA	(13)	(30)
Less: Other derivative instruments	(109)	117
Less: Net investment gains (losses)	(55)	(40)
Less: Other adjustments (1)	(17)	(68)
Operating earnings before provision for income tax	18	813
Less: Provision for income tax (expense) benefit	(58)	212
Operating earnings	$76	$601
__________________

(1)	See “— Non-GAAP and Other Financial Disclosures” for a listing of other adjustments to net income (loss).

Consolidated Results for the Six Months Ended June 30, 2017 and 2016 — Operating

	Six Months Ended June 30,
	2017	2016
	(In millions)
Fee income	$1,631	$1,822
Net investment spread	663	716
Insurance-related activities	(488)	(641)
Amortization of DAC and VOBA	(894)	(267)
Other expenses, net of DAC capitalization	(894)	(817)
Operating earnings before provision for income tax	18	813
Provision for income tax expense (benefit)	(58)	212
Operating earnings	$76	$601
Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. Operating earnings decreased $525 million compared to the prior period. This decrease was driven by higher DAC amortization, lower fee income, unfavorable underwriting experience and higher expenses, partially offset by lower GMDB costs. Excluding the impact of the annual actuarial assumption review in the prior period, operating earnings decreased $655 million.
There were significant impacts to our results of operations due to charges recognized in 2016 related to refinements to our actuarial model that calculates reserves for our ULSG products (“ULSG Model Change”) and the ULSG Re-segmentation. For a detailed description of events that occurred in 2016 related to our ULSG business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated Results — Operating — Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015” included in our 2016 Annual Report. In the current period, the Contribution Transactions resulted in additional charges related to our ULSG business.
Fee Income. Lower fee income decreased operating earnings by $124 million, primarily due to:

•
a decrease of $190 million from a benefit recorded in the prior period in connection with the recapture from an affiliate of a reinsurance agreement for certain single premium deferred annuity contracts (“SPDA Recapture”); partially offset by

•	an increase of $17 million from the recapture from an affiliate of a yearly renewable term reinsurance agreement for certain life contracts (“YRT Recapture”) in the current period; and

•	an increase of $17 million from the final settlement related to the recapture of an assumed reinsurance agreement for certain variable annuity contracts in the current period.
Net Investment Spread. Lower net investment spread decreased operating earnings by $34 million, primarily due to lower net investment income and lower interest credited payments received on the reinsurance deposit fund in connection with the SPDA Recapture, partially offset by lower interest credited to policyholders. Net investment income decreased primarily due to the impacts from capital management actions taken in preparation for the Separation combined with lower bond and mortgage prepayment fees. Capital management actions included a reduction in size of our securities lending program and termination of interest rate swaps which resulted in lower derivative income. These decreases were partially offset by higher returns on other limited partnership interests, driven by favorable equity market performance in the current period. Lower interest credited to policyholders resulted primarily from a lower liability base in our funding agreement business, which is in run-off, and lower insurance-related liabilities in our life business resulting from several reinsurance recaptures that occurred in the fourth quarter of 2016.

Insurance-Related Activities. Insurance-related activities increased operating earnings by $99 million, primarily due to:

•	a $103 million increase from lower GMDB costs, primarily from the charge recognized in the prior period related to the annual actuarial assumption review ;

•
a $42 million increase from the net of (i) a favorable impact of $151 million from the charge recognized in the prior period resulting from the ULSG Model Change less (ii) an unfavorable impact of $109 million from a charge recognized in the current period due to additional loss recognition triggered by the Contribution Transactions; and

•
a $29 million increase, recognized in other revenue, from a favorable change in the fair value of the underlying ceded separate account assets related to an affiliated reinsurance agreement for certain variable annuity contracts; partially offset by

•
an $66 million decrease, recognized in policyholder benefits and claims, driven by a decline in ceded claims in our life products due to a higher volume of low severity claims below our reinsurance retention limits, which more than offset the impact of lower direct claims, as well as the incremental increase in secondary guarantee liabilities since the implementation of the refinement to the actuarial valuation model in the second quarter of 2016.

Excluding the impact of the annual actuarial assumption review, insurance-related activities increased operating earnings by $11 million.
Amortization of DAC and VOBA. Higher DAC and VOBA amortization decreased operating earnings by $408 million, primarily due to:

•
an increase in amortization of $361 million from the write down of the remaining ULSG-related DAC as a result of additional loss recognition in the current period triggered by the Contribution Transactions, net of the impact from charges in the prior period due to the ULSG Model Change; and

•	an increase in amortization of $36 million from a ceded DAC adjustment related to participating whole life business reinsured to an affiliate of MetLife.
Excluding the impact of the annual actuarial assumption review, DAC and VOBA amortization decreased operating earnings by $444 million.
Other Expenses, Net of DAC Capitalization. Higher expenses decreased operating earnings by $50 million, primarily due to system implementation and branding costs in preparation for the Separation, which were partially offset by lower net operational expenses as a result of the U.S. Retail Advisor Force Divestiture.
Actuarial Assumption Review. The unfavorable adjustment recognized in the prior period as a result of the annual actuarial assumption review, which is included in the amounts discussed above, increased operating earnings by $130 million, primarily due to:

•	an increase in policyholder benefits and claims of $88 million from changes in policyholder behavior assumptions in the prior period, and

•	an increase in DAC amortization of $42 million.
Income Tax Expense (Benefit). Income tax benefit for the six months ended June 30, 2017 was $58 million, or 322% of operating earnings before provision for income tax, compared to income tax expense of $212 million, or 26% of operating earnings before provision for income tax, for the six months ended June 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to dividend received deductions and utilization of tax credits. The effect of our tax differences on our actual tax provision was relatively unchanged but the effective tax rate varies significantly, when expressed as a percentage, primarily due to the significant decrease in operating earnings before provision for income tax in the current period when compared to the prior period.

GMLB Riders for the Six Months Ended June 30, 2017 and 2016
The following table presents the overall impact to income (loss) before provision for income tax from the performance of GMLB Riders for (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees, and (iv) associated DAC offsets for the six months ended June 30, 2017 and 2016, respectively.

	Six Months Ended June 30,
	2017	2016
	(In millions)
Directly Written Liabilities	$243	$(4,405)
Assumed Reinsurance Liabilities	266	(315)
Total Liabilities	509	(4,720)
Core Hedges	(1,433)	722
Macro Overlay Hedges	(376)	361
Ceded Reinsurance	(226)	254
Total Hedges and Reinsurance	(2,035)	1,337
Directly Written Fees	403	399
Assumed Reinsurance Fees	(26)	10
Total Fees (1)	377	409
GMLB Riders before DAC Offsets	(1,149)	(2,974)
DAC Offsets	260	646
Total GMLB Riders	$(889)	$(2,328)
______________
(1) Excludes living benefit fees of $35 million and $38 million, included as a component of operating earnings, for the six months ended June 30, 2017 and 2016, respectively.
Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
GMLB Riders increased income (loss) before provision for income tax by $1.4 billion ($935 million, net of income tax). Of this amount, a favorable change of $3.4 billion ($2.2 billion, net of income tax) was recorded in net derivative gains (losses). Excluding the impact of the annual actuarial assumption review in the prior period, GMLB Riders decreased income (loss) before provision for income tax by $890 million ($578 million, net of income tax).
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
The change in the carrying value of GMLB Riders liabilities increased income (loss) before provision for income tax by $5.2 billion ($3.4 billion, net of income tax), primarily due to the charge recognized in the prior period due to changes in actuarial assumptions related to rider utilization combined with favorable impacts from market factors in the current period. The favorable market factor impacts resulted from higher equity market performance in the current period and interest rates decreasing less in the current period than in the prior period.
Excluding the impact of the annual actuarial assumption review, GMLB Riders liabilities increased income (loss) before provision for income tax by $2.2 billion ($1.4 billion, net of income tax).
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

The same market factors that resulted in a favorable impact to the GMLB Riders liabilities had an inverse unfavorable effect on the hedges and reinsurance, decreasing income (loss) before provision for income tax by $3.4 billion ($2.2 billion, net of income tax). Included in this change is a net charge of $155 million ($101 million, net of income tax) related to the recapture and novation, in the current period, of several ceded and assumed reinsurance agreements for certain variable annuity business.
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
Lower GMLB Riders fees decreased income (loss) before provision for income tax by $32 million ($21 million, net of income tax), primarily due to the impact from the recapture and novation, in the current period, of assumed and ceded agreements covering certain of our variable annuity business.
DAC Offsets
DAC offsets related to the impact of changes in each of the individual components of the GMLB Riders discussed above decreased income (loss) before provision for income tax by $386 million ($251 million, net of income tax). The DAC offset related to each component of the directly written GMLB Riders is determined by the same factors that impact the respective component, but generally in the opposite direction. There is no DAC related to assumed reinsurance and, accordingly, no DAC offset.
Excluding the impact of the annual actuarial assumption review, DAC offsets increased income (loss) before provision for income tax by $310 million ($202 million, net of income tax).
GMLB Riders Actuarial Assumption Review
The impact from the charge related to the annual actuarial assumption review recognized in the prior period, which is included in the amounts discussed above, resulted in an increase in income (loss) before provision for income tax of $2.3 billion ($1.5 billion, net of income tax) in the current period when compared to the prior period, primarily due to:

•
an increase of $3.0 billion ($1.9 billion, net of income tax), recognized in net derivative gains (losses), mainly related to changes in rider utilization assumptions in the prior period; partially offset by

•	a decrease of $696 million ($452 million, net of income tax) from the favorable impact to DAC amortization in the prior period, which is inversely related to the assumption changes above.
Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.
Future Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.
Non-GAAP and Other Financial Disclosures
In this report, we present a measure of our performance that is not calculated in accordance with GAAP. We believe that this non-GAAP financial measure enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business.
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
Operating Earnings
Operating earnings is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. This financial measure focuses on our primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and businesses. Non-core businesses include discontinued operations and other businesses that have been or will be sold or exited by us, referred to as divested businesses, and certain entities required to be consolidated under GAAP.
The following are excluded from total revenues, net of income tax, in calculating operating earnings:

•	Net investment gains (losses);

•
Net derivative gains (losses) except: (i) earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”); and (ii) earned income on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment (“PAB Adjustments”);

•	Amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”);

•	Certain amounts related to securitization entities that are variable interest entities (“VIEs”) consolidated under GAAP; and

•	Revenues from divested businesses.
The following are excluded from total expenses, net of income tax, in calculating operating earnings:

•	Amounts associated with benefits and hedging costs related to GMIBs (“GMIB Costs”);

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•	Amortization of DAC and VOBA related to (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments;

•	Recognition of certain contingent assets and liabilities that could not be recognized at acquisition or adjusted for during the measurement period under GAAP business combination accounting guidance;

•	Expenses of divested businesses;

•	Amounts related to securitization entities that are VIEs consolidated under GAAP;

•	Goodwill impairment; and

•	Costs related to: (i) implementation of new insurance regulatory requirements and (ii) acquisition and integration costs.
The tax impact of the adjustments mentioned are calculated net of the U.S. statutory tax rate, which could differ from our effective tax rate.

We present operating earnings in a manner consistent with management’s view of the primary business activities that drive the profitability of our core businesses. The table below illustrates how each component of operating earnings is calculated from the GAAP statement of operations line items:

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
Net investment income (excluding VIE income) plus Investment Hedge Adjustments, PAB Adjustments and interest received on ceded fixed annuity reinsurance deposit funds reduced by Interest credited to policyholder account balances and interest on future policy benefits.

(iii)	Insurance-related activities	(iii)
Premiums less Policyholder benefits and claims (excluding (a) GMIB Costs, (b) Market Value Adjustments, (c) interest on future policy benefits and (d) amortization of deferred gain on reinsurance) plus the pass through of performance of ceded separate account assets.

(iv)	Amortization of DAC and VOBA	(iv)	Amortization of DAC and VOBA (excluding amounts related to (a) net investment gains (losses), (b) net derivative gains (losses), (c) GMIB Fees and GMIB Costs and (d) Market Value Adjustments).
(v)	Other expenses, net of DAC capitalization	(v)	Other expenses reduced by capitalization of DAC and VIE expense.
(vi)	Provision for income tax expense (benefit)	(vi)	Tax impact of the above items.
______________
(1) Amounts related to divested businesses are excluded from all components of operating earnings.
(2) Italicized items indicate GAAP statement of operations line items.
Consistent with GAAP guidance for segment reporting, operating earnings is also our GAAP measure of segment performance.
Other Financial Disclosures
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

•
Allocated equity is the portion of common stockholder’s equity that management allocates to each of its segments and sub-segments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements and Other Financial Information — Operating Earnings” included in the 2016 Annual Report and Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further details regarding allocated equity and the use of an internal capital models.

Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, statements regarding the Separation from MetLife, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of Brighthouse Insurance. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that may cause such differences include the risks, uncertainties and other factors identified in Brighthouse Insurance’s subsequent filings with the SEC. Although it is not possible to identify all of these risks and factors, they include, among others:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets. We have exposure to market risk through our insurance operations and investment activities. We use a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivatives. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, of the Q1 2017 Form 10-Q. There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in the Q1 2017 Form 10-Q.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 15d-15 (f) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2016 Annual Report; (ii) Part II Item 1, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “First Quarter 2017 Report”); and (iii) Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
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

Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2016 Annual Report, as amended or supplemented by the information under “Risk Factors” in Part II, Item 1A, of the First Quarter 2017 Report. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2016 Annual Report as amended or supplemented by such information in the First Quarter 2017 Report.
Risks Related to Our Business
The following updates and replaces in its entirety the risk factor entitled “An inability to access credit facilities could result in a reduction in our liquidity and lead to downgrades in MetLife, Inc.’s or Brighthouse Financial’s credit ratings and our financial strength ratings” included in the 2016 Annual Report.
An inability to access credit facilities could result in a reduction in our liquidity and lead to downgrades in Brighthouse’s credit ratings and our financial strength ratings.
Brighthouse entered into a $2.0 billion five-year senior unsecured revolving credit facility, dated as of December 2, 2016 (the “revolving credit facility”), and a $600 million senior unsecured term loan facility, dated as of July 21, 2017 that matures on December 2, 2019 (the “term loan facility” and together with the revolving credit facility, the “Brighthouse Credit Facilities”), and issued $1.5 billion aggregate principal amount of 3.700% Senior Notes due 2027 and $1.5 billion aggregate principal amount of 4.700% Senior Notes due 2047 (collectively, the “2027 Senior Notes and 2047 Senior Notes”) on June 22, 2017 to third-party investors. The proceeds of the 2027 Senior Notes and 2047 Senior Notes reduced the commitments under our $3.0 billion three-year senior unsecured delayed draw term loan, dated as of December 2, 2016, by approximately $2.5 billion and the remaining commitments were refinanced by the term loan facility. The revolving credit facility is intended to provide significant support to Brighthouse’s liquidity position when alternative sources of credit are limited. The availability of these credit facilities could be critical to Brighthouse’s credit ratings, as well as our financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are limited. The Brighthouse Credit Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth. The Brighthouse Credit Facilities also contain requirements to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by subsidiaries of Brighthouse following the distribution. Such requirements could restrict our operations and use of funds. Borrowings under the term loan facility may be accessed through August 15, 2017.
The right to borrow funds under the revolving credit facility is subject to the fulfillment of certain conditions, including compliance with all covenants. Failure to comply with the covenants in the revolving credit facility or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the revolving credit facility, would restrict the ability to access such credit facility when needed and, consequently, could have a material adverse effect on our liquidity, results of operations and financial condition.
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

The DOL issued new regulations on April 6, 2016 with an original applicable date for most provisions of April 10, 2017, although on April 4, 2017, the DOL released its final rule delaying the original applicable date for 60 days from April 10, 2017 until June 9, 2017. Further, on June 29, 2017, the DOL issued a request for information regarding its final rule defining who is a “fiduciary” for purposes of ERISA and the Code, and also the DOL’s new and amended exemptions (as described further below) that were published in conjunction with the final rule. The request for information seeks public input that could lead to new exemptions or changes and revisions to the final rule. On April 4, 2017, the DOL issued a news release regarding the delay stating that, as of June 9, 2017, the definition of fiduciary under the final regulations and the impartial conduct or “best interest” standard must be met for all retail sales of life and annuity products. The DOL also indicated that the BIC contract and the point of sale disclosures required under prohibited transaction exemption 84-24 would be delayed until January 1, 2018. Application of these standards on June 9, 2017 is likely to create further confusion among our distribution partners that could negatively impact product sales. The change of administration and the DOL’s June 29, 2017 request for information related to the fiduciary rule and related exemptions, leaves uncertainty over whether the regulations will be substantially modified or repealed. Application of the rules on June 9, 2017, in light of the DOL’s request for information and the overall reconsideration of the rules requested by President Trump, could create confusion among our distribution partners which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
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
The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption, that applies more onerous disclosure and contact requirements to, and increases fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs. In general, the changes the rule made to existing prohibited transaction exemptions and contract and disclosure requirements of the new exemption (other than the impartial interest standard) were delayed until January 1, 2018. On August 9, 2017, the DOL filed a public notice in the case of Thrivent Financial v. the DOL alerting the court that the DOL has submitted to the Office of Management and Budget proposed amendments to several prohibited transaction exemptions (including BIC and 84-24) further delaying application of these exemptions as re-written by the DOL, from January 1, 2018 to July 1, 2019.
While we continue to analyze the impact of the final regulation on our business, we believe it could have an adverse effect on sales of annuity products to ERISA qualified plans such as IRAs through our independent distribution partners. A significant portion of our annuity sales are to IRAs. The new regulation deems advisors, including independent distributors, who sell fixed index-linked annuities to IRAs, IRA rollovers or 401(k) plans, fiduciaries and prohibits them from receiving compensation unless they comply with a prohibited transaction exemption. The exemption requires advisors to comply with impartial conduct standards and may require us to exercise additional oversight of the sales process. Compliance with the prohibited transaction exemptions will likely result in increased regulatory burdens on us and our independent distribution partners, changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Department of Labor and ERISA Considerations.”
Item 4. Mine Safety Disclosures
Not applicable.

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
10.1
Investment Management Agreement, dated as of January 1, 2017, between MetLife Investment Advisors, LLC and Brighthouse Life Insurance Company (formerly known as MetLife Insurance Company USA) is incorporated by reference to our Current Report on Form 8-K filed on August 10, 2017 (File No. 033-03094).

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
Date: August 11, 2017

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
10.1
Investment Management Agreement, dated as of January 1, 2017, between MetLife Investment Advisors, LLC and Brighthouse Life Insurance Company (formerly known as MetLife Insurance Company USA) is incorporated by reference to our Current Report on Form 8-K filed on August 10, 2017 (File No. 033-03094).

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