Form 10-Q
period 2017-09-30
BRIGHTHOUSE LIFE INSURANCE Co
filed 2017-11-13
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At November 9 2017, 3,000 shares of the registrant’s common stock, $25,000 par value per share, were outstanding, all of which were indirectly owned by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at September 30, 2017 (Unaudited) and December 31, 2016 and for the Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited))	2
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	9
	Note 3 — Contribution Transactions	13
	Note 4 — Insurance	14
	Note 5 — Investments	16
	Note 6 — Derivatives	29
	Note 7 — Fair Value	43
	Note 8 — Debt	60
	Note 9 — Equity	60
	Note 10 — Other Expenses	63
	Note 11 — Contingencies, Commitments and Guarantees	63
	Note 12 — Related Party Transactions	65
	Note 13 — Subsequent Events	70
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	71
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	91
Item 4.	Controls and Procedures	91

Part II — Other Information
Item 1.	Legal Proceedings	92
Item 1A.	Risk Factors	92
Item 4.	Mine Safety Disclosures	120
Item 6.	Exhibits	121

Signatures		122

Exhibit Index		E-1

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2017 (Unaudited) and December 31, 2016
(In millions, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $57,134 and $57,289, respectively)	$61,483	$59,899
Equity securities available-for-sale, at estimated fair value (cost: $234 and $280, respectively)	265	300
Mortgage loans (net of valuation allowances of $44 and $40, respectively; includes $119 and $136, respectively, at estimated fair value, relating to variable interest entities)	10,328	9,290
Policy loans	1,101	1,093
Real estate and real estate joint ventures	407	215
Other limited partnership interests	1,651	1,639
Short-term investments, principally at estimated fair value (includes $0 and $344, respectively, relating to variable interest entities)	1,096	1,272
Other invested assets, principally at estimated fair value	2,676	5,029
Total investments	79,007	78,737
Cash and cash equivalents, principally at estimated fair value (includes $0 and $3,078, respectively, relating to variable interest entities)	1,388	5,057
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	613	668
Premiums, reinsurance and other receivables	13,005	13,853
Deferred policy acquisition costs and value of business acquired	5,737	6,339
Current income tax recoverable	1,768	736
Other assets	579	689
Separate account assets	108,843	105,346
Total assets	$210,940	$211,425
Liabilities and Equity
Liabilities
Future policy benefits	$35,379	$32,752
Policyholder account balances	36,571	36,579
Other policy-related balances	2,688	2,712
Payables for collateral under securities loaned and other transactions	4,556	7,371
Long-term debt (includes $14 and $23, respectively, at estimated fair value, relating to variable interest entities)	50	1,904
Deferred income tax liability	1,960	2,451
Other liabilities (includes $0 and $1, respectively, relating to variable interest entities)	4,916	5,445
Separate account liabilities	108,843	105,346
Total liabilities	194,963	194,560
Contingencies, Commitments and Guarantees (Note 11)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	18,859	18,461
Retained earnings (deficit)	(4,237)	(2,919)
Accumulated other comprehensive income (loss)	1,265	1,248
Total Brighthouse Life Insurance Company’s stockholder’s equity	15,962	16,865
Noncontrolling interests	15	—
Total equity	15,977	16,865
Total liabilities and equity	$210,940	$211,425
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Premiums	$228	$337	$607	$990
Universal life and investment-type product policy fees	811	801	2,381	2,324
Net investment income	732	842	2,231	2,349
Other revenues	64	54	263	491
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	—	(2)	(1)	(19)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	—	(2)	—	(3)
Other net investment gains (losses)	21	30	(33)	8
Total net investment gains (losses)	21	26	(34)	(14)
Net derivative gains (losses)	(162)	(502)	(1,064)	(3,229)
Total revenues	1,694	1,558	4,384	2,911
Expenses
Policyholder benefits and claims	1,051	1,039	2,721	2,868
Interest credited to policyholder account balances	269	281	811	845
Goodwill impairment	—	381	—	381
Amortization of deferred policy acquisition costs and value of business acquired	50	220	697	(129)
Other expenses	446	423	1,342	1,268
Total expenses	1,816	2,344	5,571	5,233
Income (loss) before provision for income tax	(122)	(786)	(1,187)	(2,322)
Provision for income tax expense (benefit)	567	(222)	131	(830)
Net income (loss)	$(689)	$(564)	$(1,318)	$(1,492)
Comprehensive income (loss)	$(1,285)	$(876)	$(1,301)	$(587)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$75	$18,461	$(2,919)	$1,248	$16,865	$—	$16,865
Sale of operating joint venture interest to an affiliate		202			202		202
Return of capital (Note 3)		(2,737)			(2,737)		(2,737)
Capital contributions		2,933			2,933		2,933
Change in equity of noncontrolling interests					—	15	15
Net income (loss)			(1,318)		(1,318)	—	(1,318)
Other comprehensive income (loss), net of income tax				17	17		17
Balance at September 30, 2017	$75	$18,859	$(4,237)	$1,265	$15,962	$15	$15,977

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$75	$16,850	$117	$1,594	$18,636	$—	$18,636
Capital contributions		1,574			1,574		1,574
Net income (loss)			(1,492)		(1,492)	—	(1,492)
Other comprehensive income (loss), net of income tax				905	905		905
Balance at September 30, 2016	$75	$18,424	$(1,375)	$2,499	$19,623	$—	$19,623
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$2,435	$2,917
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	12,446	27,474
Equity securities	58	166
Mortgage loans	562	1,403
Real estate and real estate joint ventures	47	426
Other limited partnership interests	194	288
Purchases of:
Fixed maturity securities	(11,969)	(29,580)
Equity securities	(1)	(57)
Mortgage loans	(1,535)	(2,098)
Real estate and real estate joint ventures	(224)	(51)
Other limited partnership interests	(174)	(134)
Cash received in connection with freestanding derivatives	1,805	457
Cash paid in connection with freestanding derivatives	(3,380)	(1,659)
Sale of operating joint venture interest to a former affiliate	42	—
Receipts on loans to former affiliates	—	50
Net change in policy loans	(9)	105
Net change in short-term investments	217	(1,761)
Net change in other invested assets	31	29
Net cash provided by (used in) investing activities	(1,890)	(4,942)
Cash flows from financing activities
Policyholder account balances:
Deposits	3,012	8,554
Withdrawals	(2,315)	(9,755)
Net change in payables for collateral under securities loaned and other transactions	(2,741)	3,061
Long-term debt repaid	(10)	(21)
Financing element on certain derivative instruments and other derivative related transactions, net	(37)	(228)
Returns of capital (Note 3)	(3,425)	—
Capital contribution	1,100	1,682
Capital contribution associated with the sale of joint venture interest to a former affiliate	202	—
Net cash provided by (used in) financing activities	(4,214)	3,293
Change in cash and cash equivalents	(3,669)	1,268
Cash and cash equivalents, beginning of period	5,057	1,507
Cash and cash equivalents, end of period	$1,388	$2,775
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$81	$100
Income tax	$35	$196
Non-cash transactions:
Transfer of fixed maturity securities from former affiliates	$—	$3,478
Transfer of mortgage loans from former affiliates	$—	$395
Transfer of short-term investments from former affiliates	$—	$94
Transfer of fixed maturity securities to former affiliates	$293	$—
Reduction of policyholder account balances in connection with reinsurance transactions	$293	$—
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
The Company offers a range of individual annuities and individual life insurance products. The Company reports results through three segments: Annuities, Life and Run-off. In addition, the Company reports certain of its results in Corporate & Other.
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
On October 5, 2016, Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”), which until the completion of the Separation on August 4, 2017, was a wholly-owned subsidiary of MetLife, Inc., filed a registration statement on Form 10 (as amended, the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”) that was declared effective by the SEC on July 6, 2017. The Form 10 disclosed MetLife, Inc.’s plans to undertake several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) and include Brighthouse Insurance and certain affiliates in the planned separated business and distribute at least 80.1% of the shares of Brighthouse Financial, Inc.’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. In connection with the Restructuring, effective April 2017, following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and Brighthouse Life Insurance Company of NY (“Brighthouse NY”) to Brighthouse Insurance (the “Contribution Transactions”). The affiliated reinsurance companies were then merged into Brighthouse Reinsurance Company of Delaware (“BRCD”), a licensed reinsurance subsidiary of Brighthouse Life Insurance Company. See Note 3 for further information on this change, which was applied retrospectively. On July 28, 2017, MetLife, Inc. contributed Brighthouse Holdings, LLC to Brighthouse Financial, Inc., resulting in Brighthouse Life Insurance Company becoming an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. On August 4, 2017, MetLife, Inc. completed the Separation through a distribution of 96,776,670 of the 119,773,106 shares of the common stock of Brighthouse, representing 80.8% of MetLife Inc.’s interest in Brighthouse, to holders of MetLife, Inc. common stock.
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
Effective January 1, 2017, the Company retrospectively adopted guidance relating to consolidation. The new guidance does not change the characteristics of a primary beneficiary under current GAAP. It changes how a reporting entity evaluates whether it is the primary beneficiary of a VIE by changing how a reporting entity that is a single decision maker of a VIE handles indirect interests in the entity held through related parties that are under common control with the reporting entity. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
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
Future Adoption of New Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance on accounting for hedging activities (Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. The ASU (i) refines and expands the criteria for achieving hedge accounting on certain hedging strategies, (ii) requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported, and (iii) eliminates the requirement to separately measure and report hedge ineffectiveness. The ASU also makes other changes to simplify the application of existing guidance related to the assessment of hedge effectiveness and creates new disclosure requirements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In March 2017, the FASB issued new guidance on purchased callable debt securities (ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. Early adoption is permitted. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the new guidance does not require an accounting change for securities held at a discount whose discount continues to be amortized to maturity. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In February 2017, the FASB issued new guidance on derecognition of nonfinancial assets (ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2017. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued new guidance on restricted cash (ASU 2016-18, Statement of Cash Flows (Topic 230): a consensus of the FASB Emerging Issues Task Force). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a retrospective basis. Early adoption is permitted. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, the new guidance requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance does not provide a definition of restricted cash or restricted cash equivalents. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.
In October 2016, the FASB issued new guidance on tax accounting for intra-entity transfers of assets (ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a modified retrospective basis. Early adoption is permitted. The new guidance eliminates the prohibition on recognizing current or deferred income taxes related to inter-entity asset transfers other than inventory by requiring recognition when the transfer occurs. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued new guidance on cash flow statement presentation (ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied retrospectively to all periods presented. Early adoption is permitted. This ASU addresses diversity in how certain cash receipts and cash payments are presented and classified on the statement of cash flows. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance requires that an other-than-temporary impairment (“OTTI”) on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses. The guidance also requires enhanced disclosures. The Company has assessed the asset classes impacted by the new guidance and has determined the most significant impacts will be to its mortgage loan investments. The Company is currently assessing the accounting and reporting system changes that will be required to comply with the new guidance along with the overall impacts to its consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In January 2016, the FASB issued new guidance (ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option (“FVO”) that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income. The Company has assessed the population of financial instruments that are subject to the new guidance and has determined that the most significant impact will be the requirement to report changes in fair value in net income each reporting period for all equity securities currently classified as available-for-sale (“AFS”) and to a lesser extent, the elimination of the cost method of accounting for equity method investments. The Company had approximately $195 million of equity securities and $42 million of partnerships and joint ventures accounted for under the cost method as of September 30, 2017 that will be subject to the new guidance. The Company is continuing to evaluate the impact of this guidance on its consolidated financial statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014‑09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2017 and interim periods within those years. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The new guidance will supersede nearly all existing revenue recognition guidance under U.S. GAAP; however, it will not impact the accounting for insurance and investment contracts within the scope of Financial Services insurance (Topic 944), leases, financial instruments and guarantees. For those contracts that are impacted, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.
2. Segment Information
The Company is organized into three segments: Annuities; Life; and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other. Also, in the fourth quarter of 2016, the Company moved the universal life policies with secondary guarantees (“ULSG”) business from the Life segment to the Run-off segment. These and certain other presentation changes were applied retrospectively and did not have an impact on total consolidated net income (loss) or operating earnings (loss) in the prior periods.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Financial Measures and Segment Accounting Policies
Operating earnings (loss) is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. The Company believes the presentation of operating earnings (loss), as the Company measures it for management purposes, enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business. Consistent with GAAP guidance for segment reporting, operating earnings (loss) is also the Company’s GAAP measure of segment performance and is reported below. Operating earnings (loss) should not be viewed as a substitute for net income (loss).
Operating earnings (loss) is a measure that focuses on the Company’s primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and businesses. Non-core businesses include discontinued operations and other businesses that have been or will be sold or exited by the Company, referred to as divested businesses and certain entities required to be consolidated under GAAP.
The following are excluded from total revenues in calculating operating earnings (loss):

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
The following are excluded from total expenses in calculating operating earnings (loss):

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2017 and 2016. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings (loss) adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The internal capital model is a risk capital model that reflects management’s judgment and view of required capital to represent the measurement of the risk profile of the business, to meet the Company’s long term promises to clients, to service long-term obligations and to support the credit ratings of the Company. It accounts for the unique and specific nature of the risks inherent in the Company’s business. Management is responsible for the ongoing production and enhancement of the internal capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards.
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

	Operating Results
Three Months Ended September 30, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings (loss)	$441	$(16)	$144	$(58)	$511
Provision for income tax expense (benefit)	128	(11)	41	1,057	1,215
Operating earnings (loss)	$313	$(5)	$103	$(1,115)	(704)
Adjustments for:
Net investment gains (losses)					21
Net derivative gains (losses)					(162)
Other adjustments to net income					(492)
Provision for income tax (expense) benefit					648
Net income (loss)					$(689)

Inter-segment revenues	$100	$(100)	$28	$(4)
Interest revenue	$306	$76	$349	$20
Interest expense	$—	$(4)	$4	$—

	Operating Results
Three Months Ended September 30, 2016	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings (loss)	$348	$8	$(324)	$37	$69
Provision for income tax expense (benefit)	128	8	(121)	7	22
Operating earnings (loss)	$220	$—	$(203)	$30	47
Adjustments for:
Net investment gains (losses)					26
Net derivative gains (losses)					(502)
Other adjustments to net income					(379)
Provision for income tax (expense) benefit					244
Net income (loss)					$(564)

Inter-segment revenues	$94	$(133)	$17	$(71)
Interest revenue	$369	$81	$365	$102
Interest expense	$—	$—	$15	$17

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Nine Months Ended September 30, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings (loss)	$970	$(58)	$(340)	$(43)	$529
Provision for income tax expense (benefit)	260	(27)	(130)	1,054	1,157
Operating earnings (loss)	$710	$(31)	$(210)	$(1,097)	(628)
Adjustments for:
Net investment gains (losses)					(34)
Net derivative gains (losses)					(1,064)
Other adjustments to net income					(618)
Provision for income tax (expense) benefit					1,026
Net income (loss)					$(1,318)

Inter-segment revenues	$346	$(341)	$76	$(67)
Interest revenue	$938	$230	$1,061	$122
Interest expense	$—	$(4)	$23	$37

	Operating Results
Nine Months Ended September 30, 2016	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings (loss)	$1,132	$(6)	$(287)	$43	$882
Provision for income tax expense (benefit)	339	(3)	(104)	2	234
Operating earnings (loss)	$793	$(3)	$(183)	$41	648
Adjustments for:
Net investment gains (losses)					(14)
Net derivative gains (losses)					(3,229)
Other adjustments to net income					39
Provision for income tax (expense) benefit					1,064
Net income (loss)					$(1,492)

Inter-segment revenues	$599	$(471)	$38	$(48)
Interest revenue	$1,071	$227	$1,068	$187
Interest expense	$—	$—	$45	$51

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Annuities	$901	$1,000	$2,789	$3,415
Life	288	244	774	702
Run-off	549	678	1,634	1,731
Corporate & Other	48	116	203	297
Adjustments	(92)	(480)	(1,016)	(3,234)
Total	$1,694	$1,558	$4,384	$2,911
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2017	December 31, 2016
	(In millions)
Annuities	$148,447	$146,224
Life	13,680	12,296
Run-off	36,522	40,575
Corporate & Other	12,291	12,330
Total	$210,940	$211,425
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

•
Invested assets held in trust totaling $3.4 billion were liquidated, of which $2.8 billion provided funding for MetLife, Inc.’s repayment of the associated collateral financing arrangement, and the remainder was remitted to MetLife, Inc. See Notes 5 and 9.

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
The effect of the Contribution Transactions on net income (loss) was ($135) million and $333 million for the three months and nine months ended September 30, 2016, respectively.

Brighthouse Life Insurance Company
(A Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Consolidated Financial Statements (Unaudited) — (continued)
3. Contribution Transactions (continued)

The effect of the Contribution Transactions on other comprehensive income (loss) (“OCI”) was ($168) million and $463 million for the three months and nine months ended September 30, 2016 respectively.
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
The Company also issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee.
Information regarding the Company’s guarantee exposure was as follows at:

	September 30, 2017				December 31, 2016
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$111,247		$63,258		$106,590		$61,340
Separate account value	$106,468		$62,021		$101,991		$60,016
Net amount at risk	$5,499	(4)	$2,618	(5)	$6,763	(4)	$3,116	(5)
Average attained age of contractholders	68 years		68 years		67 years		67 years

	September 30, 2017	December 31, 2016
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$6,256	$6,216
Net amount at risk (6)	$75,862	$76,216
Average attained age of policyholders	64 years	63 years

Variable Life Contracts
Total account value (3)	$987	$960
Net amount at risk (6)	$14,110	$14,757
Average attained age of policyholders	43 years	43 years
__________________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)
Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 7 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for a discussion of guaranteed minimum benefits which have been reinsured.

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

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Balance at December 31 of prior period	$1,970	$1,693
Less: Reinsurance recoverables	1,811	1,545
Net balance at December 31 of prior period	159	148
Cumulative adjustment (1)	—	68
Net balance, beginning of period	159	216
Incurred related to:
Current period	474	656
Prior periods (2)	(5)	(48)
Total incurred	469	608
Paid related to:
Current period	(388)	(471)
Prior periods	(48)	(152)
Total paid	(436)	(623)
Net balance, end of period	192	201
Add: Reinsurance recoverables	1,865	1,645
Balance, end of period	$2,057	$1,846
______________

(1)
Reflects the accumulated adjustment, net of reinsurance, upon implementation of the new short-duration contracts guidance which clarified the requirement to include claim information for long-duration contracts. The accumulated adjustment primarily reflects unpaid claim liabilities, net of reinsurance, for long-duration contracts as of the beginning of the period presented.

(2)
During the nine months ended September 30, 2017 and 2016, the claims and claim adjustment expenses associated with prior years changed due to differences between the actual benefits paid and the expected benefits owed during those periods.

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

	September 30, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities:
U.S. corporate	$20,203	$1,733	$99	$—	$21,837	$20,663	$1,287	$285	$—	$21,665
U.S. government and agency	13,579	1,640	127	—	15,092	11,872	1,281	237	—	12,916
RMBS	7,621	282	59	(4)	7,848	7,876	203	139	—	7,940
Foreign corporate	6,206	359	71	—	6,494	6,071	220	168	—	6,123
State and political subdivision	3,557	489	9	—	4,037	3,520	376	38	—	3,858

CMBS	3,204	55	15	(1)	3,245	3,687	40	32	(1)	3,696
ABS	1,700	19	2	—	1,717	2,600	11	13	—	2,598
Foreign government	1,064	151	2	—	1,213	1,000	114	11	—	1,103
Total fixed maturity securities	$57,134	$4,728	$384	$(5)	$61,483	$57,289	$3,532	$923	$(1)	$59,899
Equity securities:
Non-redeemable preferred stock	$138	$10	$1	$—	$147	$180	$6	$9	$—	$177
Common stock	96	22	—	—	118	100	23	—	—	123
Total equity securities	$234	$32	$1	$—	$265	$280	$29	$9	$—	$300
__________________

(1)
Noncredit OTTI losses included in accumulated other comprehensive income (“AOCI”) in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $3 million and $5 million with unrealized gains (losses) of ($1) million and less than $1 million at September 30, 2017 and December 31, 2016, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2017:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,631	$10,116	$10,309	$22,553	$12,525	$57,134
Estimated fair value	$1,641	$10,520	$10,657	$25,855	$12,810	$61,483
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

	September 30, 2017				December 31, 2016
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$2,285	$52	$726	$47	$4,632	$187	$699	$98
U.S. government and agency	5,006	71	529	56	4,396	237	—	—
RMBS	2,152	42	383	13	3,457	107	818	32
Foreign corporate	540	12	547	59	1,443	64	573	104
State and political subdivision	300	6	43	3	887	35	29	3
CMBS	667	10	93	4	1,553	26	171	5
ABS	120	—	97	2	450	5	461	8
Foreign government	131	2	10	—	242	10	6	1
Total fixed maturity securities	$11,201	$195	$2,428	$184	$17,060	$671	$2,757	$251
Equity securities:
Non-redeemable preferred stock	$—	$—	$16	$1	$57	$2	$40	$7
Common stock	1	—	—	—	—	—	—	—
Total equity securities	$1	$—	$16	$1	$57	$2	$40	$7
Total number of securities in an unrealized loss position	1,018		362		1,711		475
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at September 30, 2017. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads, as well as a change in the Company’s intention to hold or sell a security that is in an unrealized loss position. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $543 million during the nine months ended September 30, 2017 to $379 million. The decrease in gross unrealized losses for the nine months ended September 30, 2017 was primarily attributable to narrowing credit spreads and decreasing longer-term interest rates.
At September 30, 2017, $4 million of the total $379 million of gross unrealized losses were from eight fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The change in gross unrealized losses on equity securities was not significant during the nine months ended September 30, 2017.
Investment Grade Fixed Maturity Securities
Of the $4 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $2 million, or 50%, were related to gross unrealized losses on two investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $4 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $2 million, or 50%, were related to gross unrealized losses on six below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over lower oil prices in the energy sector. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2017		December 31, 2016
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$7,011	67.8%	$6,497	69.9%
Agricultural	2,144	20.8	1,830	19.7
Residential	1,098	10.6	867	9.3
Subtotal (1)	10,253	99.2	9,194	98.9
Valuation allowances	(44)	(0.4)	(40)	(0.4)
Subtotal mortgage loans, net	10,209	98.8	9,154	98.5
Commercial mortgage loans held by CSEs - FVO	119	1.2	136	1.5
Total mortgage loans, net	$10,328	100.0%	$9,290	100.0%
__________________

(1)
Purchases of mortgage loans were $32 million and $339 million for the three months and nine months ended September 30, 2017, respectively, and $123 million and $354 million for the three months and nine months ended September 30, 2016, respectively, and were primarily comprised of residential mortgage loans.

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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
September 30, 2017
Commercial	$—	$—	$—	$—	$—	$7,011	$34	$—
Agricultural	4	3	—	—	—	2,141	6	3
Residential	—	—	—	4	4	1,094	4	4
Total	$4	$3	$—	$4	$4	$10,246	$44	$7
December 31, 2016
Commercial	$—	$—	$—	$—	$—	$6,497	$32	$—
Agricultural	4	3	—	—	—	1,827	5	3
Residential	—	—	—	1	1	866	3	1
Total	$4	$3	$—	$1	$1	$9,190	$40	$4
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $3 million and $4 million, respectively, for the three months ended September 30, 2017 and $0, $3 million and $2 million, respectively, for the nine months ended September 30, 2017. The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $3 million and $0, respectively, for both the three months and nine months ended September 30, 2016.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Nine Months Ended September 30,
	2017				2016
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$32	$5	$3	$40	$28	$5	$3	$36
Provision (release)	2	1	1	4	4	—	2	6
Balance, end of period	$34	$6	$4	$44	$32	$5	$5	$42

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
September 30, 2017
Loan-to-value ratios:
Less than 65%	$6,057	$300	$33	$6,390	91.1%	$6,555	91.4%
65% to 75%	519	9	18	546	7.8	547	7.6
76% to 80%	10	32	9	51	0.7	51	0.7
Greater than 80%	—	—	24	24	0.4	23	0.3
Total	$6,586	$341	$84	$7,011	100.0%	$7,176	100.0%

December 31, 2016
Loan-to-value ratios:
Less than 65%	$5,718	$230	$167	$6,115	94.1%	$6,197	94.3%
65% to 75%	291	—	19	310	4.8	303	4.6
76% to 80%	34	—	—	34	0.5	33	0.5
Greater than 80%	24	14	—	38	0.6	37	0.6
Total	$6,067	$244	$186	$6,497	100.0%	$6,570	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	September 30, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$2,011	93.8%	$1,789	97.8%
65% to 75%	133	6.2	41	2.2
Total	$2,144	100.0%	$1,830	100.0%
The estimated fair value of agricultural mortgage loans was $2.2 billion and $1.9 billion at September 30, 2017 and December 31, 2016, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	September 30, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$1,072	97.6%	$856	98.7%
Nonperforming	26	2.4	11	1.3
Total	$1,098	100.0%	$867	100.0%
The estimated fair value of residential mortgage loans was $1.1 billion and $867 million at September 30, 2017 and December 31, 2016, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2017 and December 31, 2016. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Nonaccrual Status
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(Dollars in millions)
Commercial	$—	$—	$—	$—
Agricultural	—	—	—	—
Residential	26	11	26	11
Total	$26	$11	$26	$11
Mortgage Loans Modified in a Troubled Debt Restructuring
The Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring during both the three months and nine months ended September 30, 2017 and 2016.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $787 million and $4.7 billion at September 30, 2017 and December 31, 2016, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2017	December 31, 2016
	(In millions)
Fixed maturity securities	$4,335	$2,600
Fixed maturity securities with noncredit OTTI losses included in AOCI	5	1
Total fixed maturity securities	4,340	2,601
Equity securities	55	32
Derivatives	283	397
Short-term investments	—	(42)
Other	(9)	59
Subtotal	4,669	3,047
Amounts allocated from:
Future policy benefits	(2,384)	(922)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(2)	(2)
DAC, VOBA and DSI	(296)	(193)
Subtotal	(2,682)	(1,117)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(1)	—
Deferred income tax benefit (expense)	(695)	(653)
Net unrealized investment gains (losses)	$1,291	$1,277
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2017
(In millions)
Balance, beginning of period	$1,277
Fixed maturity securities on which noncredit OTTI losses have been recognized	4
Unrealized investment gains (losses) during the period	1,618
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,462)
DAC, VOBA and DSI	(103)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(1)
Deferred income tax benefit (expense)	(42)
Balance, end of period	$1,291
Change in net unrealized investment gains (losses)	$14
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2017 and December 31, 2016.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2017	December 31, 2016
	(In millions)
Securities on loan: (1)
Amortized cost	$3,169	$5,895
Estimated fair value	$3,820	$6,555
Cash collateral received from counterparties (2)	$3,902	$6,642
Security collateral received from counterparties (3)	$—	$27
Reinvestment portfolio — estimated fair value	$3,935	$6,571
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2017				December 31, 2016
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$1,480	$1,512	$910	$3,902	$2,129	$1,906	$1,743	$5,778
U.S. corporate	—	—	—	—	—	480	—	480
Agency RMBS	—	—	—	—	—	—	274	274
Foreign corporate	—	—	—	—	—	58	—	58
Foreign government	—	—	—	—	—	52	—	52
Total	$1,480	$1,512	$910	$3,902	$2,129	$2,496	$2,017	$6,642
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2017 was $1.4 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. and foreign corporate securities, U.S. government and agency securities and non-agency RMBS) with 60% invested in agency RMBS, U.S. government and agency securities, short-term investments, cash equivalents, or held in cash at September 30, 2017. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value at:

	September 30, 2017	December 31, 2016
	(In millions)
Invested assets on deposit (regulatory deposits)	$8,093	$7,644
Invested assets held in trust (reinsurance agreements)	2,511	9,054
Invested assets pledged as collateral	3,933	3,548
Total invested assets on deposit, held in trust and pledged as collateral	$14,537	$20,246
__________________
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 5 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report) and derivative transactions (see Note 6). The Company held in trust certain investments in connection with certain reinsurance transactions. In April 2017, certain assets held in trust were liquidated in connection with the Contribution Transactions discussed in Note 3. Amounts in the table above include invested assets and cash and cash equivalents.
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
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2017		December 31, 2016
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
MRSC (collateral financing arrangement (primarily securities)) (1)	$—	$—	$3,422	$—
CSEs (assets (primarily loans) and liabilities (primarily debt)) (2)	120	14	137	24
Total	$120	$14	$3,559	$24
__________________

(1)	In April 2017, these assets were liquidated in connection with the Contribution Transactions discussed in Note 3.

(2)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $87 million and $95 million at estimated fair value at September 30, 2017 and December 31, 2016, respectively.

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2017		December 31, 2016
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$11,148	$11,148	$12,809	$12,809
U.S. and foreign corporate	498	498	536	536
Other limited partnership interests	1,490	2,391	1,491	2,287
Other investments (3)	77	86	77	88
Total	$13,213	$14,123	$14,913	$15,720
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties. There were no income tax credits at both September 30, 2017 and December 31, 2016. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

(3)	Other investments is comprised of real estate joint ventures, other invested assets and non-redeemable preferred stock.
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the three months and nine months ended September 30, 2017 and 2016.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Investment income:
Fixed maturity securities	$582	$670	$1,756	$1,945
Equity securities	3	6	10	16
Mortgage loans	111	94	329	292
Policy loans	12	13	35	42
Real estate and real estate joint ventures	13	10	39	25
Other limited partnership interests	38	79	143	120
Cash, cash equivalents and short-term investments	8	5	25	14
Other	9	6	21	15
Subtotal	776	883	2,358	2,469
Less: Investment expenses	46	44	133	128
Subtotal, net	730	839	2,225	2,341
FVO CSEs — interest income — commercial mortgage loans	2	3	6	8
Net investment income	$732	$842	$2,231	$2,349

See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of related party investment expenses.

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
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Industrial	$—	$—	$—	$(16)
Total U.S. and foreign corporate securities	—	—	—	(16)
RMBS	—	(4)	—	(6)
State and political subdivision	—	—	(1)	—
OTTI losses on fixed maturity securities recognized in earnings	—	(4)	(1)	(22)
Fixed maturity securities — net gains (losses) on sales and disposals	21	47	(15)	30
Total gains (losses) on fixed maturity securities	21	43	(16)	8
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	—	—	—	(1)
OTTI losses on equity securities recognized in earnings	—	—	—	(1)
Equity securities — net gains (losses) on sales and disposals	3	4	4	8
Total gains (losses) on equity securities	3	4	4	7
Mortgage loans	(2)	10	(7)	4
Real estate and real estate joint ventures	1	(33)	4	(34)
Other limited partnership interests	—	(1)	(10)	(7)
Other	(1)	5	(6)	11
Subtotal	22	28	(31)	(11)
FVO CSEs:
Commercial mortgage loans	(1)	(3)	(2)	(3)
Long-term debt — related to commercial mortgage loans	—	1	—	1
Non-investment portfolio gains (losses)	—	—	(1)	(1)
Subtotal	(1)	(2)	(3)	(3)
Total net investment gains (losses)	$21	$26	$(34)	$(14)
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of net investment gains (losses) related to transfers of invested assets to former affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $0 and ($5) million for the three months and nine months ended September 30, 2017, respectively, and $4 million and $9 million for the three months and nine months ended September 30, 2016, respectively.

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

	Three Months Ended September 30,
	2017	2016	2017	2016
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$4,711	$8,389	$16	$35
Gross investment gains	$30	$78	$3	$4
Gross investment losses	(9)	(31)	—	—
OTTI losses	—	(4)	—	—
Net investment gains (losses)	$21	$43	$3	$4

	Nine Months Ended September 30,
	2017	2016	2017	2016
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$9,074	$23,168	$29	$41
Gross investment gains	$50	$165	$5	$8
Gross investment losses	(65)	(135)	(1)	—
OTTI losses	(1)	(22)	—	(1)
Net investment gains (losses)	$(16)	$8	$4	$7
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in OCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Balance, beginning of period	$9	$60	$28	$66
Additions:
Additional impairments — credit loss OTTI on securities previously impaired	—	3	—	5
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(8)	(7)	(27)	(15)
Balance, end of period	$1	$56	$1	$56

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Related Party Investment Transactions
The Company previously transferred invested assets, primarily consisting of fixed maturity securities, to and from former affiliates, which were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Estimated fair value of invested assets transferred to former affiliates	$—	$574	$292	$732
Amortized cost of invested assets transferred to former affiliates	$—	$539	$294	$657
Net investment gains (losses) recognized on transfers	$—	$13	$(2)	$13
Change in additional paid-in-capital recognized on transfers	$—	$21	$—	$62
Estimated fair value of invested assets transferred from former affiliates	$—	$484	$—	$4,763
In April 2016, the Company received a transfer of investments and cash and cash equivalents of $4.3 billion for the recapture of risks related to certain single premium deferred annuity contracts previously reinsured to Metropolitan Life Insurance Company (“MLIC”), a former affiliate, which are included in the table above. See Note 7 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for additional information related to the transfer.
The Company had loans outstanding to MetLife, Inc., which were included in other invested assets, totaling $1.1 billion at December 31, 2016. These loans were carried at fixed interest rates of 4.21% and 5.10%, payable semiannually, and were due on September 30, 2032 and December 31, 2033, respectively. In April 2017, the two loans were repaid. See Notes 3 and 8.
The Company receives investment administrative services from MLIC. The related investment administrative service charges were $22 million and $70 million for the three months and nine months ended September 30, 2017, respectively, and $25 million and $72 million for the three months and nine months ended September 30, 2016, respectively.
In January 2017, MLIC recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities being reinsured by the Company. The Company transferred investments and cash and cash equivalents which are included in the table above. See Note 12 for additional information related to the transfer.
In March 2017, the Company sold an operating joint venture with a book value of $89 million to MLIC for $286 million. The operating joint venture was accounted for under the equity method and included in other invested assets. This sale resulted in an increase in additional paid-in capital of $202 million in the first quarter of 2017.
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
Hedge Accounting
To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge. Hedge designation and financial statement presentation of changes in estimated fair value of the hedging derivatives are as follows:

•
Fair value hedge (a hedge of the estimated fair value of a recognized asset or liability) — in net derivative gains (losses), consistent with the change in estimated fair value of the hedged item attributable to the designated risk being hedged.

•
Cash flow hedge (a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability) — effectiveness in OCI (deferred gains or losses on the derivative are reclassified into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item); ineffectiveness in net derivative gains (losses).

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
The Company enters into written credit default swaps to create synthetic credit investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and one or more cash instruments, such as U.S. government and agency securities or other fixed maturity securities. These credit default swaps are not designated as hedging instruments.
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
In an equity total return swap, the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the LIBOR, calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses equity total return swaps to hedge its equity market guarantees in certain of its insurance products. Equity total return swaps can be used as hedges or to create synthetic investments. The Company utilizes equity total return swaps in nonqualifying hedging relationships.

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2017			December 31, 2016
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$182	$44	$—	$310	$41	$—
Cash flow hedges:
Interest rate swaps	Interest rate	45	8	—	45	7	—
Foreign currency swaps	Foreign currency exchange rate	1,534	108	48	1,420	186	10
Subtotal		1,579	116	48	1,465	193	10
Total qualifying hedges		1,761	160	48	1,775	234	10
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	20,227	994	786	28,175	1,928	1,688
Interest rate floors	Interest rate	—	—	—	2,100	5	2
Interest rate caps	Interest rate	5,032	7	—	12,042	25	—
Interest rate futures	Interest rate	282	—	—	1,288	9	—
Interest rate options	Interest rate	24,600	183	28	15,520	136	—
Interest rate total return swaps	Interest rate	—	—	—	3,876	—	611
Foreign currency swaps	Foreign currency exchange rate	959	80	25	1,250	153	4
Foreign currency forwards	Foreign currency exchange rate	166	1	—	158	9	—
Credit default swaps — purchased	Credit	34	—	—	34	—	—
Credit default swaps — written	Credit	1,879	37	—	1,891	28	—
Equity futures	Equity market	2,535	—	11	8,037	38	—
Equity index options	Equity market	47,727	827	1,568	37,501	897	934
Equity variance swaps	Equity market	14,894	176	607	14,894	140	517
Equity total return swaps	Equity market	1,794	—	63	2,855	1	117
Total non-designated or nonqualifying derivatives		120,129	2,305	3,088	129,621	3,369	3,873
Total		$121,890	$2,465	$3,136	$131,396	$3,603	$3,883
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2017 and December 31, 2016. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$(747)	$(1,033)	$(2,100)	$257
Embedded derivatives gains (losses)	585	531	1,036	(3,486)
Total net derivative gains (losses)	$(162)	$(502)	$(1,064)	$(3,229)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Qualifying hedges:
Net investment income	$5	$5	$16	$13
Nonqualifying hedges:
Net derivative gains (losses)	67	124	253	320
Policyholder benefits and claims	1	4	8	11
Total	$73	$133	$277	$344

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

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended September 30, 2017
Interest rate derivatives	$(81)	$—	$6
Foreign currency exchange rate derivatives	(30)	—	—
Credit derivatives — purchased	—	—	—
Credit derivatives — written	5	—	—
Equity derivatives	(711)	—	(64)
Total	$(817)	$—	$(58)
Three Months Ended September 30, 2016
Interest rate derivatives	$(372)	$—	$(3)
Foreign currency exchange rate derivatives	(8)	—	—
Credit derivatives — purchased	(1)	—	—
Credit derivatives — written	9	—	—
Equity derivatives	(793)	(2)	(188)
Total	$(1,165)	$(2)	$(191)
Nine Months Ended September 30, 2017
Interest rate derivatives	$(145)	$—	$8
Foreign currency exchange rate derivatives	(72)	—	—
Credit derivatives — purchased	—	—	—
Credit derivatives — written	16	—	—
Equity derivatives	(2,123)	(1)	(341)
Total	$(2,324)	$(1)	$(333)
Nine Months Ended September 30, 2016
Interest rate derivatives	$1,044	$—	$26
Foreign currency exchange rate derivatives	24	—	—
Credit derivatives — purchased	(1)	—	—
Credit derivatives — written	8	—	—
Equity derivatives	(1,144)	(6)	(205)
Total	$(69)	$(6)	$(179)
__________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2017
Interest rate swaps:	Fixed maturity securities	$—	$—	$—
	Policyholder liabilities (1)	1	(1)	—
Total		$1	$(1)	$—
Three Months Ended September 30, 2016
Interest rate swaps:	Fixed maturity securities	$2	$(1)	$1
	Policyholder liabilities (1)	1	(1)	—
Total		$3	$(2)	$1
Nine Months Ended September 30, 2017
Interest rate swaps:	Fixed maturity securities	$—	$—	$—
	Policyholder liabilities (1)	2	(2)	—
Total		$2	$(2)	$—
Nine Months Ended September 30, 2016
Interest rate swaps:	Fixed maturity securities	$(1)	$1	$—
	Policyholder liabilities (1)	25	(25)	—
Total		$24	$(24)	$—
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $0 and $9 million, for the three months and nine months ended September 30, 2017, respectively, and $1 million and $1 million for the three months and nine months ended September 30, 2016, respectively.
At September 30, 2017 and December 31, 2016, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed two years and three years, respectively.
At September 30, 2017 and December 31, 2016, the balance in AOCI associated with cash flow hedges was $283 million and $397 million, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2017
Interest rate swaps	$—	$—	$—	$—
Interest rate forwards	—	—	1	—
Foreign currency swaps	(50)	—	—	—
Credit forwards	—	—	—	—
Total	$(50)	$—	$1	$—
Three Months Ended September 30, 2016
Interest rate swaps	$1	$—	$1	$—
Interest rate forwards	1	1	—	—
Foreign currency swaps	(17)	2	—	—
Credit forwards	—	—	—	—
Total	$(15)	$3	$1	$—
Nine Months Ended September 30, 2017
Interest rate swaps	$1	$—	$2	$—
Interest rate forwards	—	—	2	—
Foreign currency swaps	(102)	9	—	—
Credit forwards	—	—	—	—
Total	$(101)	$9	$4	$—
Nine Months Ended September 30, 2016
Interest rate swaps	$37	$12	$2	$—
Interest rate forwards	8	2	2	—
Foreign currency swaps	29	3	—	—
Credit forwards	—	—	—	—
Total	$74	$17	$4	$—
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2017, the Company expects to reclassify $18 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $1.9 billion at both September 30, 2017 and December 31, 2016. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At September 30, 2017 and December 31, 2016, the Company would have received $37 million and $28 million, respectively, to terminate all of these contracts.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2017			December 31, 2016
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$1	$25	2.9	$1	$45	2.2
Credit default swaps referencing indices	11	533	3.0	8	433	3.7
Subtotal	12	558	3.0	9	478	3.6
Baa
Single name credit default swaps (3)	1	130	1.3	1	180	1.6
Credit default swaps referencing indices	24	1,166	5.3	18	1,213	4.8
Subtotal	25	1,296	4.9	19	1,393	4.4
Ba
Single name credit default swaps (3)	—	25	4.7	—	20	2.7
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	25	4.7	—	20	2.7
Total	$37	$1,879	4.3	$28	$1,891	4.2
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2017		December 31, 2016
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$2,502	$3,095	$3,394	$2,929
OTC-cleared (1), (6)	31	22	267	905
Exchange-traded	—	11	46	—
Total gross estimated fair value of derivatives (1)	2,533	3,128	3,707	3,834
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1), (6)	2,533	3,128	3,707	3,834
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,050)	(2,050)	(2,231)	(2,231)
OTC-cleared	(2)	(2)	(165)	(165)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(336)	—	(634)	—
OTC-cleared	(24)	(19)	(91)	(740)
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(114)	(1,037)	(429)	(698)
OTC-cleared	—	(1)	—	—
Exchange-traded	—	(11)	—	—
Net amount after application of master netting agreements and collateral	$7	$8	$157	$—
__________________

(1)
At September 30, 2017 and December 31, 2016, derivative assets included income or expense accruals reported in accrued investment income or in other liabilities of $68 million and $104 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($8) million and ($49) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2017 and December 31, 2016, the Company received excess cash collateral of $296 million and $3 million, respectively, and provided excess cash collateral of $2 million and $25 million, respectively, which is not included in the table above due to the foregoing limitation.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2017, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2017 and December 31, 2016, the Company received excess securities collateral with an estimated fair value of $152 million and $135 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2017 and December 31, 2016, the Company provided excess securities collateral with an estimated fair value of $296 million and $108 million, respectively, for its OTC-bilateral derivatives, and $425 million and $630 million, respectively, for its OTC-cleared derivatives, and $103 million and $453 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

(6)
Effective January 3, 2017, the CME amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. See Note 1 for further information on the CME amendments.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the amount owed by that counterparty reaches a minimum transfer amount. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of Brighthouse Life Insurance Company and/or the counterparty. In addition, substantially all of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s financial strength or credit ratings were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that are in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. The Company’s collateral agreements require both parties to be fully collateralized, as such, Brighthouse Life Insurance Company would not be required to post additional collateral as a result of a downgrade in its financial strength rating. OTC-bilateral derivatives that are not subject to collateral agreements are excluded from this table.

	September 30, 2017	December 31, 2016
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,046	$698
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$1,193	$777
Cash	$—	$—
Fair Value of Incremental Collateral Provided Upon:
One-notch downgrade in financial strength rating	$—	$—
Downgrade in financial strength rating to a level that triggers full overnight collateralization or termination of the derivative position	$—	$—
__________________

(1)	After taking into consideration the existence of netting agreements.
Embedded Derivatives
The Company issues certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; related party ceded reinsurance of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs; related party assumed reinsurance of guaranteed minimum benefits related to GMWBs and certain GMIBs; funds withheld on assumed and ceded reinsurance; fixed annuities with equity-indexed returns; and certain debt and equity securities.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2017	December 31, 2016
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$220	$409
Options embedded in debt or equity securities	Investments	(56)	(49)
Embedded derivatives within asset host contracts		$164	$360

Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$1,324	$2,237
Assumed guaranteed minimum benefits	Policyholder account balances	454	741
Fixed annuities with equity indexed returns	Policyholder account balances	511	192
Embedded derivatives within liability host contracts		$2,289	$3,170
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Net derivative gains (losses) (1), (2)	$585	$531	$1,036	$(3,486)
Policyholder benefits and claims	$(21)	$(14)	$(22)	$91
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $525 million and $445 million for the three months and nine months ended September 30, 2017, respectively, and ($78) million and $564 million for the three months and nine months ended September 30, 2016, respectively.

(2)	See Note 12 for discussion of related party net derivative gains (losses).

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	September 30, 2017
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$20,256	$1,581	$21,837
U.S. government and agency	7,698	7,394	—	15,092
RMBS	22	6,676	1,150	7,848
Foreign corporate	—	5,537	957	6,494
State and political subdivision	—	4,028	9	4,037
CMBS	—	3,104	141	3,245
ABS	—	1,605	112	1,717
Foreign government	—	1,213	—	1,213
Total fixed maturity securities	7,720	49,813	3,950	61,483
Equity securities	39	96	130	265
Short-term investments	472	623	1	1,096
Commercial mortgage loans held by CSEs — FVO	—	119	—	119
Derivative assets: (1)
Interest rate	—	1,236	—	1,236
Foreign currency exchange rate	—	189	—	189
Credit	—	27	10	37
Equity market	—	803	200	1,003
Total derivative assets	—	2,255	210	2,465
Embedded derivatives within asset host contracts (2)	—	—	220	220
Separate account assets (3)	415	108,422	6	108,843
Total assets	$8,646	$161,328	$4,517	$174,491
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$814	$—	$814
Foreign currency exchange rate	—	72	1	73
Credit	—	—	—	—
Equity market	11	1,623	615	2,249
Total derivative liabilities	11	2,509	616	3,136
Embedded derivatives within liability host contracts (2)	—	—	2,289	2,289
Long-term debt of CSEs — FVO	—	14	—	14
Total liabilities	$11	$2,523	$2,905	$5,439

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

(2)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances on the consolidated balance sheets. At September 30, 2017 and December 31, 2016, debt and equity securities also included embedded derivatives of ($56) million and ($49) million, respectively.

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
Investments
Valuation Controls and Procedures
The Company monitors and provides oversight of valuation controls and policies for securities, mortgage loans and derivatives, which are primarily executed by MetLife Investment Advisors, LLC (“MLIA”), a related party investment manager. The valuation methodologies used to determine fair values prioritize the use of observable market prices and market-based parameters and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. The valuation methodologies for securities, mortgage loans and derivatives are reviewed on an ongoing basis and revised when necessary, based on changing market conditions. In addition, the Chief Accounting Officer periodically reports to the Audit Committee of Brighthouse’s Board of Directors regarding compliance with fair value accounting standards.
The fair value of financial assets and financial liabilities is based on quoted market prices, where available. The Company assesses whether prices received represent a reasonable estimate of fair value through controls designed to ensure valuations represent an exit price. MLIA performs several controls, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. Independent non-binding broker quotes, also referred to herein as “consensus pricing”, are used for non-significant portion of the portfolio. Prices received from independent brokers are assessed to determine if they represent a reasonable estimate of fair value by considering such pricing relative to the current market dynamics and current pricing for similar financial instruments. Fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 5% of the total estimated fair value of Level 3 fixed maturity securities at September 30, 2017.
MLIA also applies a formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If prices received from independent pricing services are not considered reflective of market activity or representative of estimated fair value, independent non-binding broker quotations are obtained. If obtaining an independent non-binding broker quotation is unsuccessful, MLIA will use the last available price.
The Company reviews outputs of MLIA’s controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2017.
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
The valuation of these guarantee liabilities includes nonperformance risk adjustments and adjustments for a risk margin related to non-capital market inputs. The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for Brighthouse Financial, Inc.’s debt. These observable spreads are then adjusted to reflect the priority of these liabilities and claims paying ability of the issuing insurance subsidiaries as compared to Brighthouse Financial, Inc.’s overall financial strength.
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
The Company recaptured from a former affiliate the risk associated with certain GMIBs. These embedded derivatives are included in policyholder account balances on the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on these recaptured risks is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.
The Company ceded to a former affiliate the risk associated with certain of the GMIBs, GMABs and GMWBs described above that are also accounted for as embedded derivatives. In addition to ceding risks associated with guarantees that are accounted for as embedded derivatives, the Company also cedes, to a former affiliate, certain directly written GMIBs that are accounted for as insurance (i.e., not as embedded derivatives), but where the reinsurance agreement contains an embedded derivative. These embedded derivatives are included within premiums, reinsurance and other receivables on the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.

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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at September 30, 2017, there were no transfers between Levels 1 and 2. For assets and liabilities measured at estimated fair value and still held at December 31, 2016, transfers between Levels 1 and 2 were not significant.

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

					September 30, 2017				December 31, 2016				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	21	-	140	107	18	-	138	104	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	498	79	13	-	700	99	Increase
	•	Consensus pricing	•	Offered quotes (4)	87	-	87	87	37	-	109	85	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	48	-	107	95	38	-	111	91	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	99	-	104	101	94	-	106	100	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	99	-	100	99	98	-	100	99	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Repurchase rates (7)	—	-	—		(44)	-	18		Decrease (6)
Credit	•	Present value techniques	•	Credit spreads (8)	97	-	98		97	-	98		Decrease (8)
	•	Consensus pricing	•	Offered quotes (9)
Equity market	•	Present value techniques or option pricing models	•	Volatility (10)	8%	-	30%		14%	-	32%		Increase (6)
			•	Correlation (11)	10%	-	30%		40%	-	40%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (12)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (12)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (12)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (13)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (13)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (13)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (14)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(15)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (16)
			•	Nonperformance risk spread	0.66%	-	1.59%		0.04%	-	0.57%		Decrease (17)
___________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(9)	At September 30, 2017 and December 31, 2016, independent non-binding broker quotations were used in the determination of 1% and 3%, respectively, of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Structured Securities	State and Political Subdivision	Foreign Government
	(In millions)
Three Months Ended September 30, 2017
Balance, beginning of period	$2,295	$—	$1,481	$—	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	1	—	13	—	—
Total realized/unrealized gains (losses) included in AOCI	34	—	6	—	—
Purchases (7)	92	—	147	—	—
Sales (7)	(56)	—	(230)	(1)	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	191	—	—	10	—
Transfers out of Level 3 (8)	(19)	—	(14)	—	—
Balance, end of period	$2,538	$—	$1,403	$9	$—
Three Months Ended September 30, 2016
Balance, beginning of period	$2,694	$25	$1,859	$8	$9
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	8	—	8	—	—
Total realized/unrealized gains (losses) included in AOCI	2	—	14	—	—
Purchases (7)	111	—	112	—	—
Sales (7)	(193)	—	(142)	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	51	—	37	—	—
Transfers out of Level 3 (8)	(271)	(3)	(77)	—	(9)
Balance, end of period	$2,402	$22	$1,811	$8	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (9)	$1	$—	$10	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (9)	$1	$—	$8	$—	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended September 30, 2017
Balance, beginning of period	$134	$91	$(780)	$(2,477)	$6
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	4	561	—
Total realized/unrealized gains (losses) included in AOCI	(1)	—	—	—	—
Purchases (7)	—	—	—	—	2
Sales (7)	(3)	—	—	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	370	(153)	—
Transfers into Level 3 (8)	—	—	—	—	—
Transfers out of Level 3 (8)	—	(90)	—	—	(2)
Balance, end of period	$130	$1	$(406)	$(2,069)	$6
Three Months Ended September 30, 2016
Balance, beginning of period	$173	$111	$(182)	$(4,602)	$142
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	1	—	(113)	512	—
Total realized/unrealized gains (losses) included in AOCI	3	—	1	—	—
Purchases (7)	—	442	—	—	—
Sales (7)	(9)	—	—	—	(129)
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	(12)	(155)	—
Transfers into Level 3 (8)	—	—	—	—	—
Transfers out of Level 3 (8)	(2)	(111)	—	—	(3)
Balance, end of period	$166	$442	$(306)	$(4,245)	$10
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (9)	$—	$—	$4	$341	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (9)	$—	$—	$(110)	$503	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Structured Securities	State and Political Subdivision	Foreign Government
	(In millions)
Nine Months Ended September 30, 2017
Balance, beginning of period	$2,310	$—	$1,695	$17	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(2)	—	22	—	—
Total realized/unrealized gains (losses) included in AOCI	176	—	43	—	—
Purchases (7)	235	—	186	—	—
Sales (7)	(230)	—	(460)	(1)	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	180	—	—	3	—
Transfers out of Level 3 (8)	(131)	—	(83)	(10)	—
Balance, end of period	$2,538	$—	$1,403	$9	$—
Nine Months Ended September 30, 2016
Balance, beginning of period	$2,410	$—	$1,996	$13	$27
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	1	—	21	—	—
Total realized/unrealized gains (losses) included in AOCI	179	3	(4)	—	—
Purchases (7)	293	—	505	—	—
Sales (7)	(268)	—	(380)	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	165	19	17	—	—
Transfers out of Level 3 (8)	(378)	—	(344)	(5)	(27)
Balance, end of period	$2,402	$22	$1,811	$8	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (9)	$1	$—	$19	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (9)	$2	$—	$21	$—	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Nine Months Ended September 30, 2017
Balance, beginning of period	$137	$2	$(954)	$(2,761)	$10
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	100	1,029	—
Total realized/unrealized gains (losses) included in AOCI	2	—	—	—	—
Purchases (7)	4	1	4	—	2
Sales (7)	(13)	(1)	—	—	(3)
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	444	(337)	—
Transfers into Level 3 (8)	—	—	—	—	1
Transfers out of Level 3 (8)	—	(1)	—	—	(4)
Balance, end of period	$130	$1	$(406)	$(2,069)	$6
Nine Months Ended September 30, 2016
Balance, beginning of period	$97	$47	$(232)	$(442)	$146
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	(76)	(3,382)	—
Total realized/unrealized gains (losses) included in AOCI	3	—	9	—	—
Purchases (7)	—	442	7	—	1
Sales (7)	(9)	(47)	—	—	(130)
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	(14)	(421)	(1)
Transfers into Level 3 (8)	129	—	—	—	—
Transfers out of Level 3 (8)	(54)	—	—	—	(6)
Balance, end of period	$166	$442	$(306)	$(4,245)	$10
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (9)	$—	$—	$98	$862	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (9)	$—	$—	$(67)	$(3,392)	$—
________________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(3)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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

	September 30, 2017	December 31, 2016
	(In millions)
Assets (1)
Unpaid principal balance	$73	$88
Difference between estimated fair value and unpaid principal balance	46	48
Carrying value at estimated fair value	$119	$136
Liabilities (1)
Contractual principal balance	$13	$22
Difference between estimated fair value and contractual principal balance	1	1
Carrying value at estimated fair value	$14	$23
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$10,209	$—	$—	$10,451	$10,451
Policy loans	$1,101	$—	$746	$443	$1,189
Real estate joint ventures	$5	$—	$—	$24	$24
Other limited partnership interests	$37	$—	$—	$32	$32
Loans to MetLife, Inc.	$—	$—	$—	$—	$—
Premiums, reinsurance and other receivables	$1,682	$—	$236	$1,775	$2,011
Liabilities
Policyholder account balances	$15,574	$—	$—	$15,785	$15,785
Long-term debt	$36	$—	$43	$—	$43
Other liabilities	$1,014	$—	$644	$374	$1,018
Separate account liabilities	$1,180	$—	$1,180	$—	$1,180

	December 31, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$9,154	$—	$—	$9,298	$9,298
Policy loans	$1,093	$—	$746	$431	$1,177
Real estate joint ventures	$12	$—	$—	$44	$44
Other limited partnership interests	$44	$—	$—	$42	$42
Loans to MetLife, Inc.	$1,100	$—	$1,090	$—	$1,090
Premiums, reinsurance and other receivables	$2,363	$—	$834	$1,981	$2,815
Liabilities
Policyholder account balances	$16,043	$—	$—	$17,259	$17,259
Long-term debt	$1,881	$—	$2,117	$—	$2,117
Other liabilities	$256	$—	$90	$166	$256
Separate account liabilities	$1,110	$—	$1,110	$—	$1,110
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
Loans to MetLife, Inc.
The estimated fair value of loans to MetLife, Inc. is principally determined using market standard valuation methodologies. Valuations of instruments are based primarily on discounted cash flow methodologies that use standard market observable inputs including market yield curve, duration, observable prices and spreads for similar publicly traded or privately traded issues.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

Other Liabilities
Other liabilities consist primarily of interest payable, amounts due for securities purchased but not yet settled, funds withheld amounts payable, which are contractually withheld by the Company in accordance with the terms of the reinsurance agreements, deposits payable and derivatives payable. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which are not materially different from the carrying values.
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
8. Debt
On June 16, 2017, MetLife, Inc. forgave the Company’s obligation to pay the principal amount of $750 million, 8.595% surplus notes held by MetLife, Inc. The forgiveness of the surplus notes was treated as a capital transaction and recorded as an increase to additional paid-in-capital. See Note 9.
On April 28, 2017, two surplus note obligations with MetLife, Inc. totaling $1.1 billion, which were due on September 30, 2032 and December 31, 2033 and bore interest at 5.13% and 6.00%, respectively, were satisfied in a non-cash exchange for $1.1 billion of loans outstanding from MetLife, Inc. See Notes 3 and 5.
On April 28, 2017, BRCD entered into a financing arrangement with a pool of highly rated third party reinsurers and a total capacity of $10.0 billion. This financing arrangement consists of credit-linked notes that each have a term of 20 years. At September 30, 2017, there were no drawdowns on such notes and there was $8.1 billion of funding available under this arrangement. See Note 3.
9. Equity
Capital Transactions
The Company recorded a non-cash tax expense and corresponding capital contribution of $1.1 billion in the third quarter of 2017 related to a tax obligation triggered prior to the Separation. Our former parent, through our tax separation agreement (the “Tax Separation Agreement”), is responsible for this tax liability.
In September 2017, the Company received a capital contribution of $100 million in cash from Brighthouse Holdings, LLC.
In August 2017, the Company received a capital contribution of $400 million in cash from Brighthouse Holdings, LLC.
In June 2017, the Company received a capital contribution of $600 million in cash from Brighthouse Holdings, LLC. Also in June 2017, MetLife, Inc. made a non-cash capital contribution of $750 million in the form of forgiveness of debt to the Company. See Note 8.
In April 2017, the Contribution Transactions discussed in Note 3 included a net cash return of capital of $2.7 billion.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$1,675	$217	$(31)	$1,861
OCI before reclassifications	(852)	(50)	9	(893)
Deferred income tax benefit (expense)	305	17	(4)	318
AOCI before reclassifications, net of income tax	1,128	184	(26)	1,286
Amounts reclassified from AOCI	(23)	(1)	—	(24)
Deferred income tax benefit (expense)	2	1	—	3
Amounts reclassified from AOCI, net of income tax	(21)	—	—	(21)
Balance, end of period	$1,107	$184	$(26)	$1,265

	Three Months Ended September 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$2,540	$288	$(17)	$2,811
OCI before reclassifications	(394)	(15)	(13)	(422)
Deferred income tax benefit (expense)	145	5	2	152
AOCI before reclassifications, net of income tax	2,291	278	(28)	2,541
Amounts reclassified from AOCI	(60)	(4)	—	(64)
Deferred income tax benefit (expense)	21	1	—	22
Amounts reclassified from AOCI, net of income tax	(39)	(3)	—	(42)
Balance, end of period	$2,252	$275	$(28)	$2,499

	Nine Months Ended September 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$1,019	$258	$(29)	$1,248
OCI before reclassifications	106	(101)	4	9
Deferred income tax benefit (expense)	(52)	35	(1)	(18)
AOCI before reclassifications, net of income tax	1,073	192	(26)	1,239
Amounts reclassified from AOCI	65	(13)	—	52
Deferred income tax benefit (expense)	(31)	5	—	(26)
Amounts reclassified from AOCI, net of income tax	34	(8)	—	26
Balance, end of period	$1,107	$184	$(26)	$1,265

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

	Nine Months Ended September 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, beginning of period	$1,379	$241	$(26)	$1,594
OCI before reclassifications	1,369	74	(3)	1,440
Deferred income tax benefit (expense)	(479)	(26)	1	(504)
AOCI before reclassifications, net of income tax	2,269	289	(28)	2,530
Amounts reclassified from AOCI	(26)	(21)	—	(47)
Deferred income tax benefit (expense)	9	7	—	16
Amounts reclassified from AOCI, net of income tax	(17)	(14)	—	(31)
Balance, end of period	$2,252	$275	$(28)	$2,499
__________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$24	$52	$(22)	$18	Net investment gains (losses)
Net unrealized investment gains (losses)	(1)	—	1	—	Net investment income
Net unrealized investment gains (losses)	—	8	(44)	8	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	23	60	(65)	26
Income tax (expense) benefit	(2)	(21)	31	(9)
Net unrealized investment gains (losses), net of income tax	21	39	(34)	17
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	—	—	12	Net derivative gains (losses)
Interest rate swaps	—	1	2	2	Net investment income
Interest rate forwards	—	1	—	2	Net derivative gains (losses)
Interest rate forwards	1	—	2	2	Net investment income
Foreign currency swaps	—	2	9	3	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	1	4	13	21
Income tax (expense) benefit	(1)	(1)	(5)	(7)
Gains (losses) on cash flow hedges, net of income tax	—	3	8	14
Total reclassifications, net of income tax	$21	$42	$(26)	$31

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

10. Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Compensation	$77	$67	$195	$292
Commissions	189	157	557	474
Volume-related costs	31	79	146	192
Related party expenses on ceded and assumed reinsurance	(3)	15	1	16
Capitalization of DAC	(57)	(69)	(185)	(252)
Interest expense on debt	(1)	34	56	100
Premium taxes, licenses and fees	15	13	45	44
Professional services	53	31	134	57
Rent and related expenses	2	8	9	37
Other	140	88	384	308
Total other expenses	$446	$423	$1,342	$1,268
Related Party Expenses
Commissions and capitalization of DAC include the impact of related party reinsurance transactions. See Note 12 for a discussion of related party expenses included in the table above.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2017.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of September 30, 2017, the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material for the Company.

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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $284 million and $335 million at September 30, 2017 and December 31, 2016, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.2 billion at September 30, 2017 and $1.3 billion at December 31, 2016, respectively.
Other Commitments
The Company had entered into collateral arrangements with former affiliates which required the transfer of collateral in connection with secured demand notes. These arrangements expired during the first quarter of 2017 and the Company is no longer transferring collateral to custody accounts. At December 31, 2016, the Company had agreed to fund up to $20 million of cash upon the request by these former affiliates and had transferred collateral consisting of various securities with a fair market value of $25 million, to custody accounts to secure the demand notes. Each of these former affiliates was permitted by contract to sell or re-pledge this collateral.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)

Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from $6 million to $203 million, with a cumulative maximum of $208 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $2 million at both September 30, 2017 and December 31, 2016, for indemnities, guarantees and commitments.
12. Related Party Transactions
The Company has various existing arrangements with its Brighthouse affiliates and MetLife for services necessary to conduct its activities. Subsequent to the Separation, certain of the MetLife services continued, as provided for under a master service agreement and various transition services agreements entered into in connection with the Separation.
Non-Broker-Dealer Transactions
The following table summarizes income and expense from transactions with related parties (excluding broker-dealer transactions) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Income	$(11)	$(115)	$(121)	$(161)
Expense	$259	$64	$668	$282
The following table summarizes assets and liabilities from transactions with related parties (excluding broker-dealer transactions) at:

	September 30, 2017	December 31, 2016
	(In millions)
Assets	$2,805	$4,288
Liabilities	$2,655	$5,125
The material arrangements between the Company and its related parties are as follows:

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Reinsurance Agreements
The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its various insurance products and also as a provider of reinsurance for some insurance products issued by related parties. The Company participates in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.
The Company has reinsurance agreements with its affiliate New England Life Insurance Company (“NELICO”) and certain MetLife, Inc. subsidiaries, including MLIC, General American Life Insurance Company, MetLife Europe d.a.c., MetLife Reinsurance Company of Vermont, Delaware American Life Insurance Company and American Life Insurance Company, all of which were related parties as of September 30, 2017.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Information regarding the significant effects of related party reinsurance included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Premiums
Reinsurance assumed	$1	$(20)	$10	$34
Reinsurance ceded	(106)	(187)	(423)	(560)
Net premiums	$(105)	$(207)	$(413)	$(526)
Universal life and investment-type product policy fees
Reinsurance assumed	$32	$36	$82	$93
Reinsurance ceded	1	(14)	(17)	(45)
Net universal life and investment-type product policy fees	$33	$22	$65	$48
Other revenues
Reinsurance assumed	$—	$1	$28	$2
Reinsurance ceded	—	(7)	39	309
Net other revenues	$—	$(6)	$67	$311
Policyholder benefits and claims
Reinsurance assumed	$32	$10	$67	$68
Reinsurance ceded	(89)	(201)	(317)	(538)
Net policyholder benefits and claims	$(57)	$(191)	$(250)	$(470)
Interest credited to policyholder account balances
Reinsurance assumed	$18	$18	$54	$56
Reinsurance ceded	(3)	(3)	(9)	(8)
Net interest credited to policyholder account balances	$15	$15	$45	$48
Amortization of deferred policy acquisition costs and value of business acquired
Reinsurance assumed	$1	$3	$23	$8
Reinsurance ceded	5	(12)	19	(132)
Net amortization of deferred policy acquisition costs and value of business acquired	$6	$(9)	$42	$(124)
Other expenses
Reinsurance assumed	$8	$—	$19	$16
Reinsurance ceded	(1)	6	6	(17)
Net other expenses	$7	$6	$25	$(1)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Information regarding the significant effects of related party reinsurance included on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2017		December 31, 2016
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$34	$3,170	$23	$3,382
Deferred policy acquisition costs and value of business acquired	8	(403)	71	(356)
Total assets	$42	$2,767	$94	$3,026
Liabilities
Future policy benefits	$159	$—	$211	$—
Policyholder account balances	454	—	741	—
Other policy-related balances	1,676	—	1,677	—
Other liabilities	(17)	383	11	578
Total liabilities	$2,272	$383	$2,640	$578
The Company assumes risks from NELICO and a former affiliate related to guaranteed minimum benefit guarantees written directly by the cedents. These assumed reinsurance agreements contain embedded derivatives and changes in the estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $454 million and $741 million at September 30, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were $21 million and $159 million for the three months and nine months ended September 30, 2017, respectively, and $32 million and ($276) million for the three months and nine months ended September 30, 2016, respectively.
The Company cedes risks to a former affiliate to guaranteed minimum benefit guarantees written directly by the Company. This ceded reinsurance agreement contains embedded derivatives and changes in the estimated fair value are also included within net derivative gains (losses). The embedded derivative associated with the cession is included within premiums, reinsurance and other receivables and were $2 million and $171 million at September 30, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($1) million and ($126) million for the three months and nine months ended September 30, 2017, respectively, and ($6) million and $136 million for the three months and nine months ended September 30, 2016, respectively.
In May 2017, the Company and Brighthouse NY recaptured from MLIC risks related to multiple life products ceded under yearly renewable term and coinsurance agreements. This recapture resulted in an increase in cash and cash equivalents of $214 million and a decrease in premiums, reinsurance and other receivables of $189 million. The Company recognized a gain of $17 million, net of income tax, as a result of reinsurance termination.
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
In January 2017, MLIC recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities being reinsured by the Company. This recapture resulted in a decrease in investments and cash and cash equivalents of $568 million, a decrease in future policy benefits of $106 million, and a decrease in policyholder account balances of $460 million. In June 2017, there was an adjustment to the recapture amounts of this transaction, which resulted in an increase in premiums, reinsurance and other receivables of $140 million at June 30, 2017. The Company recognized a gain of $91 million and $89 million, net of income tax, for the three months and six months ended June 30, 2017, as a result of this transaction.
Financing Arrangements
The Company had collateral financing arrangements with MetLife that were used to support reinsurance obligations arising under previously affiliated reinsurance agreements. The Company recognized interest expense for such arrangements of $0 and $55 million for the three months and nine months ended September 30, 2017, respectively, and $32 million and $94 million for the three months and nine months ended September 30, 2016, respectively. See Note 3 for subsequent information regarding the termination of these arrangements.
Investment Transactions
Prior to the Separation, the Company had extended loans to certain subsidiaries of MetLife, Inc. Additionally, in the ordinary course of business, the Company had previously transferred invested assets, primarily consisting of fixed maturity securities, to and from former affiliates. See Note 5 for further discussion of the related party investment transactions.
Shared Services and Overhead Allocations
Brighthouse affiliates and MetLife provide the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. In 2017, the Company is charged for the MetLife services through a transition services agreement and allocated to the legal entities and products within the Company. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Expenses incurred with the Brighthouse affiliates and MetLife related to these arrangements, recorded in other expenses, were $290 million and $722 million for the three months and nine months ended September 30, 2017, respectively, and $184 million and $668 million for the three months and nine months ended September 30, 2016, respectively.
Broker-Dealer Transactions
Beginning in March 2017, Brighthouse Securities, LLC, a registered broker-dealer affiliate, began distributing certain of the Company’s existing and future variable insurance products, and the MetLife broker-dealers discontinued such distributions. Prior to March 2017, the Company recognized related party revenues and expenses arising from transactions with MetLife broker-dealers that previously sold the Company’s variable annuity and life products. The related party expense for the Company was commissions collected on the sale of variable products by the Company and passed through to the broker-dealer. The related party revenue for the Company was fee income from trusts and mutual funds whose shares serve as investment options of policyholders of the Company.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

The following table summarizes income and expense from transactions with related party broker-dealers for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Fee income	$56	$52	$167	$151
Commission expense	$157	$157	$477	$471
The following table summarizes assets and liabilities from transactions with related party broker-dealers at:

	September 30, 2017	December 31, 2016
	(In millions)
Fee income receivables	$18	$19
Secured demand notes	$—	$20
13. Subsequent Event
Capital Transaction
On October 26, 2017, the Company received a capital contribution of $200 million in cash from Brighthouse Holdings, LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “Brighthouse Insurance,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC (“Brighthouse Holdings”), which is a wholly-owned subsidiary of Brighthouse Financial, Inc. (Brighthouse Financial, Inc., together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the unaudited interim condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”); (iii) our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2017 (the “Quarterly Reports on Form 10-Q”); and (iv) our current reports on Form 8-K filed in 2017. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “— Note Regarding Forward-Looking Statements” and the section entitled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.
The term “Separation” refers to the separation of MetLife, Inc.’s (together with its subsidiaries and affiliates “MetLife”) former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, Brighthouse Financial, Inc., to hold the assets (including the equity interests of certain MetLife, Inc. subsidiaries, including the Company) and liabilities associated with MetLife, Inc.’s former Brighthouse Financial segment from and after the Distribution; the term “Distribution” refers to the distribution on August 4, 2017 of 96,776,670, or 80.8%, of the 119,773,106 shares of Brighthouse Financial, Inc. common stock outstanding immediately prior to the Distribution date by MetLife, Inc. to shareholders of MetLife, Inc. as of the record date for the Distribution.
Business
Overview
The Company offers a range of individual annuities and individual life insurance products in the United States. The Company is organized into three segments: Annuities, Life and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” included in the 2016 Annual Report and Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. See also “— Other Key Information — The Separation” for information on the Separation. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
Other Key Information
Segment Information
As previously announced, in the third quarter of 2016, the Company reorganized its businesses in anticipation of the Separation. Also, in the fourth quarter of 2016, the Company moved the universal life policies with secondary guarantees (“ULSG”) business from the Life segment to the Run-off segment (“ULSG Re-segmentation”). These changes were applied retrospectively and did not have an impact on total consolidated net income (loss) or operating earnings (loss) in the prior periods. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments.
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

On October 5, 2016, Brighthouse Financial, Inc., which until the completion of the Separation on August 4, 2017 was a wholly-owned subsidiary of MetLife, Inc., filed a registration statement on Form 10 (as amended, the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”) that was declared effective by the SEC on July 6, 2017. The Form 10 disclosed MetLife, Inc.’s plans to undertake several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) and include, among others, Brighthouse Insurance, Brighthouse Life Insurance Company of NY (“Brighthouse NY”), New England Life Insurance Company, Brighthouse Investment Advisers, LLC (formerly known as MetLife Advisers, LLC) and certain affiliated reinsurance companies in the separated business, and distribute at least 80.1% of the shares of Brighthouse Financial, Inc.’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. In connection with the Restructuring, effective April 2017 following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and Brighthouse NY to Brighthouse Insurance (the “Contribution Transactions”). The affiliated reinsurance companies were then merged into Brighthouse Reinsurance Company of Delaware (“BRCD”), a licensed reinsurance subsidiary of Brighthouse Insurance. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
Additionally, in June 2017 in connection with the Separation: (i) MetLife, Inc. forgave the $750 million principal amount of 8.595% surplus notes issued by Brighthouse Life Insurance Company; and (ii) Brighthouse Holdings contributed $600 million in cash to Brighthouse Life Insurance Company. On July 28, 2017, MetLife, Inc. contributed Brighthouse Holdings to Brighthouse Financial, Inc., resulting in Brighthouse Life Insurance Company becoming an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. On August 4, 2017, MetLife, Inc. completed the Separation through a distribution of 96,776,670 of the 119,773,106 shares of the common stock of Brighthouse Financial Inc., representing 80.8% of MetLife, Inc.’s interest in Brighthouse, to holders of MetLife, Inc. common stock.
On October 26, 2017, the Company received a capital contribution of $200 million in cash from Brighthouse Holdings.
During the third quarter of 2017, the Company recorded a non-cash tax expense of $1.1 billion related to a tax obligation triggered prior to the Separation. The Company’s former parent, MetLife, Inc., through a tax separation agreement, is liable for this tax liability, which was recorded as a capital contribution. This tax expense had no impact on the Company’s stockholder’s equity and the Company will not be required to make any payment with respect to such tax expense.
On April 28, 2017, BRCD entered into a financing arrangement with a pool of highly rated third party reinsurers and a total capacity of $10.0 billion. This financing arrangement consists of credit-linked notes that each have a term of 20 years. At November 9, 2017, there were no drawdowns on such notes and there was $8.1 billion of funding available under this arrangement.
In July 2016, MetLife, Inc. completed the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of MetLife’s U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc. (the “U.S. Retail Advisor Force Divestiture”). MassMutual assumed all of the liabilities related to such assets that arise or occur at or after the closing of the sale. As part of the transactions, MetLife, Inc. and MassMutual entered into a product development agreement under which MetLife’s U.S. retail business would be the exclusive developer of certain annuity products to be issued by MassMutual. In the MassMutual purchase agreement, MetLife, Inc. agreed to indemnify MassMutual for certain claims, liabilities and breaches of representations and warranties up to limits described in the purchase agreement.
Regulatory Developments
We and our life insurance subsidiary, Brighthouse NY, are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, we are also subject to regulation under the insurance holding company laws of Delaware and Brighthouse NY is subject to the insurance holding company laws of New York. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. In addition, in marketing certain of our products and services to plans subject to individual retirement accounts and individual retirement annuities (collectively, “IRAs”) and other plans subject to the Code, new rules issued by the Department of Labor (“DOL”) on April 6, 2016 raise the standard for recommendations to such plans and IRAs to purchase variable and index-linked annuities to a fiduciary standard. See below under this “Regulatory Developments” caption, “Business — Regulation” included in the 2016 Annual Report, as well as “Risk Factors — Regulatory and Legal Risks” included in this Quarterly Report on Form 10-Q.

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
Dodd-Frank established the Federal Insurance Office (“FIO”) within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the United States, as well as to collect information about the insurance industry, negotiate covered agreements with one or more foreign governments and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council (“FSOC”) and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. However, the report also discussed potential federal solutions if states failed to modernize and improve regulation and some of the report’s recommendations, for instance, favored a greater federal role in monitoring financial stability and identifying issues or gaps in the regulation of large national and internationally active insurers.
The Trump administration has released a memorandum that generally delayed all pending regulations from publication in the Federal Register pending their review and approval by a department or agency head appointed or designated by President Trump. President Trump has also issued an executive order that calls for a comprehensive review of Dodd-Frank and requires the Secretary of the Treasury to consult with the heads of the member agencies of FSOC to identify any laws, regulations or requirements that inhibit federal regulation of the financial system in a manner consistent with the core principles identified in the executive order. On June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposes to amend or repeal various sections of Dodd-Frank. This proposed legislation will now be considered by the U.S. Senate. We cannot predict what other proposals may be made or what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
On September 22, 2017, the US Department of the Treasury and the Office of the U.S. Trade Representative entered into a bilateral covered agreement on insurance and reinsurance with the European Union (the “Covered Agreement”), which addresses, among other things, reinsurance collateral requirements and insurance group supervision. In connection with the announcement of its signature, the US Department of the Treasury and the Office of the U.S. Trade Representative released a “Statement of the United States on the Covered Agreement with the European Union” (the “Policy Statement”). The Policy Statement encourages each U.S. state to adopt applicable credit for reinsurance laws and regulations and to phase out the amount of credit required for full credit for reinsurance cessions to EU reinsurers. It also states that the US expects that the group capital calculation under development by the National Association of Insurance Commissioners (“NAIC”) will satisfy the Covered Agreement’s group capital assessment requirement. The Covered Agreement is to be fully applicable to the US and EU 60 months after signature. However, some parts of the agreement are subject to further procedural requirements, and so full implementation of the Covered Agreement may occur, if at all, only after a significant period of time.

Cybersecurity Regulation
On February 16, 2017, the New York State Department of Financial Services (“NYDFS”) announced the adoption of a new cybersecurity regulation for financial services institutions, including banking and insurance entities, under its jurisdiction. The new regulation became effective on March 1, 2017 and will be implemented in stages commencing 180 days later. Among other things, this new regulation requires these entities to establish and maintain a cybersecurity program designed to protect the consumers’ private data. The new regulation specifically provides for: (i) implementation and maintenance of, and a governance framework for overseeing, the cybersecurity program and a cybersecurity policy based on a risk assessment to be periodically conducted; (ii) development of access controls and other technology standards for data protection, and the monitoring and testing of the cybersecurity program, in accordance with the entity’s risk assessment; (iii) implementation of policies and procedures designed to ensure the security of private data accessible to or held by third-party service providers; (iv) minimum standards for cyber breach responses, including an incident response plan, preservation of data to respond to such breaches, and notice to NYDFS of material events; and (v) annual certifications of regulatory compliance to the NYDFS. In addition to New York’s cybersecurity regulation, in December 2017, the NAIC will consider the adoption of the Insurance Data Security Model Law, which was adopted by two sub-committees on August 7, 2017. Under the model law, companies that are compliant with the NYDFS cybersecurity regulation are deemed also to be in compliance with the model law. The purpose of the model law is to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information.
Department of Labor and ERISA Considerations
We manufacture annuities for third parties to sell to tax-qualified pension plans, retirement plans and individual retirement accounts, as well as individual retirement annuities sold to individuals that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). Also, a portion of our in-force life insurance products are held by tax-qualified pension and retirement plans. While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service and the Pension Benefit Guaranty Corporation (“PBGC”).
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen.
The DOL issued new regulations on April 6, 2016, that became applicable on June 9, 2017. As initially adopted, these rules substantially expand the definition of “investment advice” and require that an impartial or “best interests” standard be met in providing such advice, thereby broadening the circumstances under which distributors and manufacturers can be considered fiduciaries under ERISA or the Code. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests.
In connection with the promulgation of the revised fiduciary rules, the DOL also issued amendments to certain of its prohibited transaction exemptions, and issued the Best Interest Contract Exemption (“BIC”), a new prohibited transaction exemption that applies more onerous disclosure and contract requirements to transactions involving ERISA plans, plan participants and IRAs. The new and amended exemptions increase fiduciary requirements and fiduciary liability exposure for transactions involving ERISA plans, plan participants and IRAs. In general, the changes the rule made to existing prohibited transaction exemptions and contract and disclosure requirements of the new exemption (other than the impartial conduct standard) were delayed until January 1, 2018. Contracts entered into prior to June 9, 2017 are generally “grandfathered” and, as such, are not subject to the requirements of the rule and related exemptions. To retain “grandfathered” status, no investment recommendations may be made after the applicability date of the new regulations with respect to such annuity products that were sold to ERISA plans or IRAs.

MetLife sold MPCG, its former Retail segment’s proprietary distribution channel, in July 2016 to MassMutual to complete a transition to an independent third-party distribution model. We will not be engaging in direct distribution of retail products, including IRA products and retail annuities sold into ERISA plans and IRAs, and therefore we anticipate that we will have limited exposure to the new DOL regulations, as the application of the vast majority of the provisions of the new DOL regulations targeted at such retail products will be reduced. Specifically, the most onerous of the requirements under the DOL Fiduciary Rule, as currently adopted, relate to BIC. The DOL guidance makes clear that distributors, not manufacturers, are primarily responsible for BIC compliance. However, we will be asked by our distributors, to assist them with preparing the voluminous disclosures required under BIC. Furthermore, if we want to retain the “grandfathered” status described above of current contracts, we will be limited in the interactions we can have directly with customers and the information that can be provided. We also anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis. See “Risk Factors — Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
On February 3, 2017, President Trump, in a memorandum to the Secretary of Labor, requested that the DOL prepare an updated economic and legal analysis concerning the likely impact of the new rules, and possible revisions to the rules. In response to President Trump’s request, on June 29, 2017, the DOL issued a request for information regarding its final rule defining who is a “fiduciary” for purposes of ERISA and the Code, and also the DOL’s new and amended exemptions that were published in conjunction with the final rule. The request for information sought public input that could lead to new exemptions or changes and revisions to the final rule. On August 31, 2017, the DOL proposed an 18-month delay, from January 1, 2018 to July 1, 2019, of the applicability of significant portions of the previously proposed exemptions (including BIC and prohibited transaction exemption 84-24), to afford sufficient time to review further the previously adopted rules and such exemptions. The comment period for this proposed delay ended on September 15, 2017. On November 1, 2017, the DOL filed with the Office of Management and Budget (“OMB”) to implement the 18-month delay, which is pending review. The DOL also updated its enforcement policy for 2017 to indicate that the DOL and Internal Revenue Service will not pursue claims, until January 1, 2018, against fiduciaries who are working diligently and in good faith to comply with the final Fiduciary Rule or treat those fiduciaries as being in violation of the final Fiduciary Rule.
While we continue to analyze the impact of the final regulations on our business, we anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis.
The change of administration, the DOL’s June 29, 2017 request for information related to the fiduciary rule and related exemptions, and the August 31, 2017 proposed further extension of the applicability of many of the conditions of the proposed and revised exemptions leaves uncertainty over whether the regulations will be substantially modified or repealed. This uncertainty could create confusion among our distribution partners, which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
On July 11, 2016, the DOL, the IRS and the PBGC proposed revisions to the Form 5500, the form used for ERISA annual reporting. The revisions affect employee pension and welfare benefit plans, including our ERISA plans and require audits of information, self-directed brokerage account disclosure requirements and additional extensive disclosure. We cannot predict the effect these proposals, if enacted, will have on our business, or what other proposals may be made, what legislation, regulations or exemptions may be introduced or enacted or the impact of any such legislation, regulations or exemptions on our results of operations and financial condition.

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
Federal Tax Reform Initiatives
The Trump administration and Congress have publicly stated that fundamental U.S. tax reform is a priority, though the substance, timing and likelihood of any future tax reform are uncertain. Tax reform could modify or eliminate items from which we derive, and anticipate continuing to derive, tax benefits from, including but not limited to tax exempt investment income, DRDs, various tax credits, interest expense deductions and insurance reserve deductions.
On November 2, 2017, the U.S. House of Representatives proposed the Tax Cuts and Jobs Act bill (the “House Proposed Tax Bill”) that generally calls for a reduction in tax rates, a repeal of the estate tax and simplification of the tax code.  The House Proposed Tax Bill provides for a flat 20% corporate income tax rate. To help offset the cost of the rate reductions, the House Proposed Tax Bill includes a number of revenue raisers, including (1) a modification of the calculation of the dividends received deduction (“DRD”), (2) a change in how deductions are determined for insurance reserves, (3) an increase in the amount of policy acquisition expense (also called tax “DAC”), (4) limitations on the use of net operating losses (“NOLs”), and (5) limitations on deductions for net interest expense.
On November 9, 2017, an amendment was proposed to the House Proposed Tax Bill further modifying the DRD, and inserting an 8% surtax on insurance company taxable income in lieu of the proposed modifications to deductible insurance reserves and DAC. The amendment indicates that the surtax is a placeholder so that more precise decisions could be made to these complex provisions.
The House Proposed Tax Bill will continue to be substantially revised throughout the legislative process and we cannot predict the final version of any tax reform legislation that will be enacted. It is possible that despite a lower corporate tax rate, any final legislation could have an adverse impact on us by increasing the amount of income subject to tax, accelerating amounts subject to tax or reducing or eliminating deductions that offset tax liability.
The likelihood of enactment of the House Proposed Tax Bill or other tax reform proposals is uncertain at this time.

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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report, and certain additional information is provided below.
Actuarial Assumption Review
As a result of the 2016 actuarial assumption review related to our variable annuity business, we made certain changes to policyholder behavior and long-term economic assumptions, primarily relating to annuitization utilization as well as withdrawals and risk margins. The 2016 review included an analysis of a larger body of actual experience than was previously available which, when combined with relevant industry-wide data that had recently become available, we believed provided greater insight into anticipated policyholder behavior for variable annuity contracts that are in the money. This experience included a statistically significant amount of our guaranteed minimum income benefits (“GMIBs”) policies passing the ten year waiting period required to allow contractholders to use certain benefits and a longer period of experience in a low interest rate environment.
For the 2017 variable annuity review we (i) made certain changes to policyholder behavior; (ii) harmonized models and assumptions between GAAP and statutory; and (iii) reflected Brighthouse specific variables after the completion of the Separation from our former parent. The policyholder behavior updates were for lapse assumptions on all variable annuities with living benefits, and withdrawal assumptions on guaranteed minimum withdrawal benefits (“GMWBs”) to reflect contract age, in addition to client age over time. This change resulted in earlier client withdrawals for GMWB contracts. This policyholder behavior update was in part informed by the recent quantitative impact study (“QIS”) conducted as part of the NAIC variable annuity reserve and capital reform initiative that is still under development. In the harmonization category of changes, on economic assumptions, we lowered our return assumption from 6.75-7.0% to 6.25-6.75% for separate account funds, consistent with our base case projections which are the basis for setting our financial targets. Additionally, in this category, we refined the DAC model time horizon to be harmonized with the estimated weighted average life of the liabilities. In the third and final category, triggered by the Separation, we updated our assumptions for determining the credit spread underlying the nonperformance risk adjustment in the valuation of our embedded derivative liabilities to be based on Brighthouse’s creditworthiness instead of that of MetLife. See “Summary of Critical Accounting Estimates — Derivatives — Nonperformance Risk Adjustment.”

Updates to assumptions for our life businesses were related to realized experience in terms of mortality, lapses and premium payment patterns. Additionally, while we did not revise our long term general account rate setting methodology inherited from our former parent this year, we did experience positive impacts from differentiating the blended general account earned rates between the Life and Run-off segments. We may review and update these general account assumptions in future annual actuarial reviews.
Derivatives - Nonperformance Risk Adjustment
The valuation of our embedded derivatives includes an adjustment for the risk that we fail to satisfy our obligations, which we refer to as our nonperformance risk. The nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, was previously determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps.
In the third quarter of 2017, in connection with the Separation, we updated our assumptions for determining the credit spread underlying the nonperformance risk adjustment to be based on Brighthouse Financial, Inc.’s creditworthiness instead of that of MetLife, Inc. The credit spread was determined by taking into consideration publicly available information relating to spreads in the secondary market for Brighthouse Financial, Inc.’s debt. These observable spreads are then adjusted, as necessary, to reflect the financial strength ratings of Brighthouse Insurance as compared to the credit rating of Brighthouse Financial, Inc.
See Note 6 of the notes to the interim condensed consolidated financial statements for additional information on our embedded derivatives.
Results of Operations
In this report we present operating earnings (loss) as a financial measure that is not calculated in accordance with GAAP, along with other financial disclosures that we believe are relevant to understanding our results. See “— Non-GAAP and Other Financial Disclosures” for more detailed definitions of these measures.
Consolidated Results for the Nine Months Ended September 30, 2017 and 2016
Business Overview. While sales of our index-linked annuities increased, overall annuity and life sales decreased for the nine months ended September 30, 2017. The declines in both businesses were driven, in part, by the sale of MPCG to MassMutual in the third quarter of 2016. The 14% decrease in annuity sales was also driven by the suspension of sales by Fidelity and discontinuance of sales of GMIB riders on our variable annuity products, both of which occurred in 2016. Sales of our guaranteed minimum withdrawal product also declined. Life sales declined 65% as we have discontinued sales of all products except for our newest generation universal life and high face amount term life products.
A significant portion of our net income is driven by separate account balances, particularly in our variable annuity business. Most directly, these balances determine asset-based fee income but also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Average separate account balances increased in the current period, compared to the prior period, due to favorable equity market performance, which more than offset the impact of continued negative net flows. We have experienced positive net flows in the general account in both periods.

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Revenues
Premiums	$607	$990
Universal life and investment-type product policy fees	2,381	2,324
Net investment income	2,231	2,349
Other revenues	263	491
Net investment gains (losses)	(34)	(14)
Net derivative gains (losses)	(1,064)	(3,229)
Total revenues	4,384	2,911
Expenses
Policyholder benefits and claims	2,721	2,868
Interest credited to policyholder account balances	811	845
Goodwill impairment	—	381
Capitalization of DAC	(185)	(252)
Amortization of DAC and VOBA	697	(129)
Interest expense on debt	56	100
Other expenses	1,471	1,420
Total expenses	5,571	5,233
Income (loss) before provision for income tax	(1,187)	(2,322)
Provision for income tax expense (benefit)	131	(830)
Net income (loss)	$(1,318)	$(1,492)
The table below shows the components of net income (loss), in addition to operating earnings (loss) for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016
	(In millions)
GMLB Riders	$(1,507)	$(2,648)
Amortization of DAC and VOBA	(15)	(29)
Other derivative instruments	(141)	(37)
Net investment gains (losses)	(34)	(14)
Other adjustments	(19)	(476)
Operating earnings (loss) before provision for income tax	529	882
Income (loss) before provision for income tax	(1,187)	(2,322)
Provision for income tax expense (benefit)	131	(830)
Net income (loss)	$(1,318)	$(1,492)
Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016
Overview. Income (loss) before provision for income tax increased $1.1 billion ($174 million, net of income tax). The increase in income (loss) before provision for income tax was driven primarily by favorable changes from GMLB Riders and the impact from a charge for goodwill impairment in the prior period, partially offset by lower operating earnings (loss) before provision for income tax. The significantly lower increase in net income (loss) resulted from a net charge for income tax adjustments in connection with the Separation. Excluding the impact from the annual actuarial assumption review, income (loss) before provision for income tax decreased $1.3 billion ($1.4 billion, net of income tax).
GMLB Riders. Results from GMLB Riders reflect (i) changes in the carrying value of guaranteed minimum living benefits (“GMLBs”) liabilities, including GMIBs, guaranteed minimum withdrawal benefits and guaranteed minimum accumulation benefits; (ii) changes in the fair value of the hedges and reinsurance of the GMLB liabilities; (iii) the fees earned from the GMLB liabilities; and (iv) the related DAC offsets to each of the preceding components (collectively, the “GMLB Riders”).

GMLB Riders increased income (loss) before provision for income tax by $1.1 billion ($742 million, net of income tax) as increases from the liabilities were partially offset by decreases in the related hedges and DAC offsets. For a detailed discussion of the GMLB Riders, see “— GMLB Riders for the Nine Months Ended September 30, 2017 and 2016.”
Amortization of DAC and VOBA. Lower DAC and VOBA amortization, excluding the amounts in GMLB Riders and operating earnings (loss), increased income (loss) before provision for income tax by $14 million ($9 million, net of income tax), primarily due to lower profits resulting from net investment gains (losses) and net derivative gains (losses) related to life and annuity products.
Other Derivative Instruments. We have other derivative instruments, in addition to the hedges and embedded derivatives included in GMLB Riders, for which changes in fair value are recognized in net derivative gains (losses). The change in fair value of other derivative instruments decreased income (loss) before provision for income tax by $104 million ($68 million, net of income tax).
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
Changes in the fair value of freestanding derivatives increased income (loss) before provision for income tax by $19 million ($12 million, net of income tax), primarily from the favorable impact of changes in interest rates on the fair value of our interest rate swaps, partially offset by unfavorable changes in our foreign currency swaps resulting from the U.S. dollar weakening against key foreign currencies more in the current period than in the prior period.
Embedded Derivatives. Ceded reinsurance agreements covering certain life products are written on a coinsurance with funds withheld basis. The funds withheld component is accounted for as an embedded derivative, reflecting the change in fair value of the underlying asset portfolio, with these changes in fair value recognized in net income (loss) in the period in which they occur. In addition, the changes in liability values of our index-linked annuity contracts that result from changes in the underlying equity indices are accounted for as embedded derivatives. Unfavorable changes in the fair value of embedded derivatives decreased income (loss) before provision for income tax by $123 million ($80 million, net of income tax), primarily due to the unfavorable change in the fair value of our equity index-linked embedded derivative liabilities, resulting from an increase in the underlying equity index levels through the six months ended June 30, 2017, and the reduction in funds withheld as a result of reinsurance recapture activity, for which gains were recognized in the prior period. In connection with the transition to our new variable annuity hedging program, changes in the fair value of embedded derivatives related to our Shield annuity equity index-linked product have been included in the hedging program component of GMLB Riders beginning in the third quarter of 2017 on a prospective basis.
Net Investment Gains (Losses). Net investment gains (losses) decreased net income (loss) before provision for income tax by $20 million ($13 million, net of income tax), primarily due to higher net losses, compared to gains in the prior period, on (i) sales of fixed maturity securities, (ii) foreign currency and (iii) commercial mortgage loans, partially offset by lower net losses on impairments of real estate joint ventures and fixed maturity securities.
Other Adjustments. Other adjustments to determine operating earnings (loss) increased income (loss) before provision for income tax by $457 million ($297 million, net of income tax), primarily due to a prior period charge for impairment of goodwill in our run-off business and direct expenses incurred in the prior period in connection with the U.S Retail Advisor Force Divestiture.
Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2017 was $131 million compared to an income tax benefit of $830 million for the nine months ended September 30, 2016. Our effective tax rate typically differs from the U.S. statutory rate of 35% primarily due to dividend received deductions and utilization of tax credits. In the current period, we recognized an additional non-cash charge of $1.1 billion related to a tax obligation triggered prior to the Separation as well as a tax benefit of $138 million related to previously unrecognized deferred losses that became recognizable upon completion of the Separation. These adjustments resulted in effective tax rate percentages that are not meaningful for comparison purposes and accordingly have not been included.

Operating Earnings (Loss). As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings (loss), which does not equate to net income (loss) as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings (loss), as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings (loss) allows analysis of our performance and facilitates comparisons to industry results. Operating earnings (loss) should not be viewed as a substitute for net income (loss). Operating earnings (loss) before provision for income tax decreased $353 million ($1.3 billion, net of income tax) compared to the prior period. Operating earnings (loss) is discussed in greater detail below.
Reconciliation of net income (loss) to operating earnings (loss)

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Net income (loss)	$(1,318)	$(1,492)
Add: Provision for income tax expense (benefit)	131	(830)
Net income (loss) before provision for income tax	(1,187)	(2,322)
Less: GMLB Riders	(1,507)	(2,648)
Less: Amortization of DAC and VOBA	(15)	(29)
Less: Other derivative instruments	(141)	(37)
Less: Net investment gains (losses)	(34)	(14)
Less: Other adjustments (1)	(19)	(476)
Operating earnings (loss) before provision for income tax	529	882
Less: Provision for income tax (expense) benefit	1,157	234
Operating earnings (loss)	$(628)	$648
__________________

(1)	See “— Non-GAAP and Other Financial Disclosures” for a listing of other adjustments to net income (loss).
Consolidated Results for the Nine Months Ended September 30, 2017 and 2016 — Operating

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Fee income	$2,441	$2,627
Net investment spread	949	1,151
Insurance-related activities	(783)	(913)
Amortization of DAC and VOBA	(738)	(768)
Other expenses, net of DAC capitalization	(1,340)	(1,215)
Operating earnings (loss) before provision for income tax	529	882
Provision for income tax expense (benefit)	1,157	234
Operating earnings (loss)	$(628)	$648
Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.

Overview. Operating earnings (loss) decreased $1.3 billion compared to the prior period. This decrease was driven by a non-cash tax charge related to the Separation. Excluding this tax charge, operating earnings (loss) decreased $203 million, primarily due to (i) lower net investment spread, (ii) lower fee income and (iii) higher expenses, partially offset by (iv) the impact of charges in the prior period, net of additional charges in the current period, related to actions taken in 2016 in our ULSG business. These 2016 actions included making refinements to our actuarial model that calculates reserves for our ULSG products (“ULSG Model Change”) and moving the ULSG business from the life segment into the run-off segment. For a detailed description of these events see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated Results — Operating — Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015” included in our 2016 Annual Report. In the current period, the Contribution Transactions resulted in additional charges related to our ULSG business. The decrease in operating earnings (loss) includes a favorable impact of $267 million resulting from our annual actuarial assumption review.
Fee Income. Lower fee income decreased operating earnings (loss) by $121 million, primarily due to:

•
a decrease of $190 million from a benefit recorded in the prior period in connection with the recapture, from a related party, of a reinsurance agreement for certain single premium deferred annuity contracts (“SPDA Recapture”); partially offset by

•	an increase of $17 million from the recapture, from a related party, of a yearly renewable term reinsurance agreement for certain life contracts (“YRT Recapture”) in the current period;

•	an increase of $17 million from the final settlement related to the recapture of an assumed reinsurance agreement for certain variable annuity contracts in the current period;

•	an increase of $16 million due to lower amortization of unearned revenue in the prior period as a result of the ULSG Model Change; and

•
an increase of $11 million from changes in assumptions in our life and ULSG businesses driven mostly by maintenance expenses, premium persistency and mortality, net of unfavorable changes from refinements in the amortization period in our annuities business.

Excluding the impact of the annual actuarial assumption review, fee income decreased operating earnings (loss) by $133 million.
Net Investment Spread. Lower net investment spread decreased operating earnings (loss) by $131 million, primarily due to lower net investment income and lower interest credited payments received on the reinsurance deposit fund in connection with the SPDA Recapture, partially offset by lower interest credited to policyholders. Net investment income decreased primarily due to (i) the impacts from capital management actions taken in preparation for the Separation combined with (ii) funding agreement repayments in our run-off business and (iii) lower bond and mortgage prepayment fees. Capital management actions included (i) termination of interest rate swaps, which resulted in lower derivative income, (ii) a reduction in size of our securities lending program, and (iii) termination of reinsurance financing arrangements in connection with the formation of BRCD. These decreases were partially offset by higher returns on other limited partnership interests, driven by favorable equity market performance in the current period, as well as higher invested assets as a result of the SPDA Recapture and positive net flows. Lower interest credited to policyholders resulted primarily from a lower liability base in our funding agreement business and lower insurance-related liabilities in our life business resulting from several reinsurance recaptures that occurred in the fourth quarter of 2016.

Insurance-Related Activities. Insurance-related activities increased operating earnings (loss) by $85 million, primarily due to:

•
a $53 million increase, recognized in policyholder benefits and claims, from lower amortization of deferred sales inducements in our annuities business resulting from refinements to the amortization in connection with the annual actuarial assumption review;

•
a $45 million increase, recognized in policyholder benefits and claims, from the net impacts in our ULSG business that reflect (i) a favorable impact of $150 million from the charge recognized in the prior period resulting from the ULSG Model Change and (ii) a favorable impact of $15 million resulting from the annual actuarial assumption review less (iii) an unfavorable impact of $101 million from charge recognized in the current period due to additional loss recognition triggered by the Contribution Transactions and (iv) net unfavorable impacts of $19 million from incremental liability increases that have been recognized since the implementation of the ULSG Model Change; and

•
a $39 million increase, recognized in other revenue, from a favorable change in the fair value of the underlying ceded separate account assets related to a related party reinsurance agreement for certain variable annuity contracts; partially offset by

•
a $45 million decrease, recognized in policyholder benefits and claims, from unfavorable claims experience in our life products driven by lower ceded claim recoveries resulting from the YRT Recapture and a higher volume of low severity claims below our reinsurance retention limits, net of lower direct claims.

Excluding the impact of the annual actuarial assumption review, insurance-related activities increased operating earnings (loss) by $43 million.
Amortization of DAC and VOBA. Lower DAC and VOBA amortization increased operating earnings by $20 million, primarily due to:

•
a decrease in amortization of $209 million in our annuities business resulting mostly from refinements to the amortization in connection with the annual actuarial assumption review; partially offset by

•
an increase in amortization of $106 million in our ULSG business resulting from (i) the write down of the remaining ULSG-related DAC as a result of additional loss recognition triggered by the Contribution Transactions in the current period, net of (ii) the impact from charges in the prior period due to the ULSG Model Change as well as (iii) lower operating amortization in the current period as a result of the DAC write-offs in prior periods;

•	an increase in amortization of $56 million as a result of the recovery recorded in the prior period in connection with the SPDA Recapture; and

•	an increase in amortization of $36 million from a ceded DAC adjustment related to participating whole life business reinsured to a related party.
Excluding the impact of the annual actuarial assumption review, DAC and VOBA amortization decreased operating earnings (loss) by $193 million.
Other Expenses, Net of DAC Capitalization. Higher expenses decreased operating earnings (loss) by $81 million, primarily due to separation-related system implementation and branding costs combined with charges related to reinsurance activity.
Actuarial Assumption Review. The results of the annual actuarial assumption review, which are included in the amounts discussed above, increased operating earnings (loss) by $267 million, primarily due a decrease in amortization of DAC and deferred sales inducements from refinements to the amortization period in our annuities business.
Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2017 was $1.2 billion compared to $234 million for the nine months ended September 30, 2016. Our effective tax rate typically differs from the U.S. statutory rate of 35% primarily due to dividend received deductions and utilization of tax credits. In the current period, we recognized a non-cash charge of $1.1 billion related to a tax obligation triggered prior to the Separation. This charge resulted in effective tax rate percentages that are not meaningful for comparison purposes and accordingly have not been included.

GMLB Riders for the Nine Months Ended September 30, 2017 and 2016
The following table presents the overall impact to income (loss) before provision for income tax from the performance of GMLB Riders for (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees, and (iv) associated DAC offsets for the nine months ended September 30, 2017 and 2016, respectively.

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Directly Written Liabilities	$546	$(4,032)
Assumed Reinsurance Liabilities	(17)	(286)
Total Liabilities	529	(4,318)
Hedging Program (1)	(2,738)	(125)
Ceded Reinsurance	16	235
Total Hedging Program and Reinsurance	(2,722)	110
Directly Written Fees	623	619
Assumed Reinsurance Fees	6	16
Total Fees (2)	629	635
GMLB Riders before DAC Offsets	(1,564)	(3,573)
DAC Offsets	57	925
Total GMLB Riders	$(1,507)	$(2,648)
______________
(1) Includes changes in fair value of the Shield annuity embedded derivatives of ($142) million for the nine months ended September 30, 2017. Changes in the fair value of the Shield annuity embedded derivatives were not included in the GMLB results for the nine months ended September 30, 2016.
(2) Excludes living benefit fees of $54 million and $58 million, included as a component of operating earnings (loss), for the nine months ended September 30, 2017 and 2016, respectively.
Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016
GMLB Riders increased income (loss) before provision for income tax by $1.1 billion ($742 million, net of income tax). Of this amount, a favorable change of $2.4 billion ($1.5 billion, net of income tax) was recorded in net derivative gains (losses). Excluding the impact of the annual actuarial assumption review in the prior period, GMLB Riders decreased income (loss) before provision for income tax by $906 million ($589 million, net of income tax).
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
The change in the carrying value of GMLB Riders liabilities increased income (loss) before provision for income tax by $4.8 billion ($3.2 billion, net of income tax), primarily due to lower charges related to the annual actuarial assumption review in the current period than the prior period combined with favorable market impacts resulting from higher equity market performance and interest rates declining less in the current period than in the prior period.
Excluding the impact of the annual actuarial assumption review, GMLB Riders liabilities increased income (loss) before provision for income tax by $1.8 billion ($1.2 billion, net of income tax).
GMLB Riders Hedging Program and Reinsurance
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

The same equity market and interest rate factors that resulted in a favorable impact to the GMLB Riders liabilities had an inverse unfavorable effect on the hedging program and reinsurance, decreasing income (loss) before provision for income tax by $2.8 billion ($1.8 billion, net of income tax). Included in this change is a net charge of $155 million ($101 million, net of income tax) related to the recapture and novation, in the current period, of several ceded and assumed reinsurance agreements for certain variable annuity business and a decrease of $142 million ($92 million, net of income tax) in the fair value of the Shield annuity embedded derivatives which are included in the hedging program results beginning in the third quarter of 2017 on a prospective basis.
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
Lower GMLB Riders fees decreased income (loss) before provision for income tax by $6 million ($4 million, net of income tax), primarily due to the impact from the recapture and novation, in the current period, of assumed and ceded agreements covering certain of our variable annuity business.
DAC Offsets
DAC offsets related to the impact of changes in each of the individual components of the GMLB Riders discussed above decreased income (loss) before provision for income tax by $868 million ($564 million, net of income tax). The DAC offset related to each component of the directly written GMLB Riders is determined by the same factors that impact the respective component, but generally in the opposite direction. There is no DAC related to assumed reinsurance and, accordingly, no DAC offset.
Excluding the impact of the annual actuarial assumption review, DAC offsets increased income (loss) before provision for income tax by $132 million ($86 million, net of income tax).
GMLB Riders Actuarial Assumption Review
The impact from the charge related to the annual actuarial assumption review recognized in the prior period, which is included in the amounts discussed above, resulted in an increase in income (loss) before provision for income tax of $2.0 billion ($1.3 billion, net of income tax) in the current period when compared to the prior period, primarily due to:

•
an increase of $3.2 billion ($2.0 billion, net of income tax), recognized in net derivative gains (losses), mainly related to changes in rider utilization assumptions and the related adjustment to risk margins in the prior period combined with the nonperformance risk adjustment resulting from using our own creditworthiness post-separation in the current period; partially offset by

•
a decrease of $1.0 billion ($650 million, net of income tax) from the favorable impact to DAC amortization in the prior period, which is inversely related to the assumption changes above, combined with additional unfavorable adjustments in the current period related to the change to use our own creditworthiness post-separation to calculate nonperformance risk combined with refinements to the amortization period.

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
The following non-GAAP financial measure should not be viewed as a substitute for the most directly comparable financial measure calculated in accordance with GAAP:

Non-GAAP financial measure:		Comparable GAAP financial measure:
—	operating earnings (loss)	—	net income (loss)
See “— Results of Operations” for a reconciliation of operating earnings (loss) to net income (loss) A reconciliation of this non-GAAP measure to the most directly comparable GAAP measure is not accessible on a forward-looking basis because we believe it is not possible without unreasonable efforts to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income (loss).
Our definitions of the non-GAAP and other financial measures discussed in this report may differ from those used by other companies. For example, as indicated below, we exclude GMIB revenues and related embedded derivatives gains (losses) as well as GMIB benefits and associated DAC and VOBA offsets from operating earnings (loss), thereby excluding substantially all GMLB activity from operating earnings (loss).
Operating Earnings (Loss)
Operating earnings (loss) is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. This financial measure focuses on our primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and businesses. Non-core businesses include discontinued operations and other businesses that have been or will be sold or exited by us, referred to as divested businesses, and certain entities required to be consolidated under GAAP.
The following are excluded from total revenues, net of income tax, in calculating operating earnings (loss):

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

The following are excluded from total expenses, net of income tax, in calculating operating earnings (loss):

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
We present operating earnings (loss) in a manner consistent with management’s view of the primary business activities that drive the profitability of our core businesses. The table below illustrates how each component of operating earnings (loss) is calculated from the GAAP statement of operations line items:

Component of Operating Earnings (Loss)		How Derived from GAAP (1)(2)
(i)	Fee income	(i)
Universal life and investment-type policy fees (excluding (a) unearned revenue adjustments related to net investment gains (losses) and net derivative gains (losses) and (b) GMIB Fees) plus Other revenues (excluding other revenues associated with related party reinsurance) and amortization of deferred gain on reinsurance.

(ii)	Net investment spread	(ii)
Net investment income (excluding securitization entities income) plus Investment Hedge Adjustments, PAB Adjustments and interest received on ceded fixed annuity reinsurance deposit funds reduced by Interest credited to policyholder account balances and interest on future policy benefits.

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
______________
(1) Amounts related to divested businesses are excluded from all components of operating earnings (loss).
(2) Italicized items indicate GAAP statement of operations line items.

Consistent with GAAP guidance for segment reporting, operating earnings (loss) is also our GAAP measure of segment performance. Accordingly, we report operating earnings (loss) by segment in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.
Other Financial Disclosures
The following additional information is relevant to an understanding of our performance results:

•
We sometimes refer to sales activity for various products. Statistical sales information for life sales are calculated using the LIMRA (Life Insurance Marketing and Research Association) definition of sales for core direct sales, excluding company sponsored internal exchanges, corporate-owned life insurance, bank-owned life insurance, and private placement variable universal life insurance. Annuity sales consist of 10% of direct statutory premiums, excluding company sponsored internal exchanges. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

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

Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “will,” “intend,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, statements regarding the Separation, including the expected benefits thereof, the recapitalization actions, including the expected benefits thereof prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of Brighthouse Insurance. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others:

•	differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models;

•	higher risk management costs and exposure to increased counterparty risk due to guarantees within certain of our products;

•	the effectiveness of our exposure management strategy and the impact of such strategy on net income volatility and negative effects on our statutory capital;

•	a sustained period of low equity market prices and interest rates that are lower than those we assumed when we issued our variable annuity products;

•	the effect adverse capital and credit market conditions may have on our ability to meet liquidity needs and our access to capital;

•	the impact of changes in regulation and in supervisory and enforcement policies on our insurance business or other operations;

•	the effectiveness of our risk management policies and procedures;

•	the availability of reinsurance and the ability of our counterparties to our reinsurance or indemnification arrangements to perform their obligations thereunder;

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

•	whether the operational, strategic and other benefits of the Separation can be achieved, and our ability to implement our business strategy;

•	whether all or any portion of the Separation tax consequences are not as expected, leading to material additional taxes or material adverse consequences to tax attributes booked to us;

•
the uncertainty of the outcome of any disputes with MetLife over tax-related matters and agreements including the potential of outcomes adverse to us that could cause us to owe MetLife material tax reimbursements or payments;

•	the impact on our business structure, profitability, cost of capital and flexibility due to restrictions we have agreed to that preserve the tax-free treatment of certain parts of the Separation;

•
the potential material negative tax impact of proposed legislation that could decrease the value of our tax attributes, lead to increased RBC requirements and cause other cash expenses, such as reserves, to increase materially;

•	whether the Distribution will qualify for non-recognition treatment for U.S. federal income tax purposes and potential indemnification to MetLife if the Distribution does not so qualify;

•	our ability to attract and retain key personnel; and

•	other factors described in this report and from time to time in documents that we file with the SEC.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets. We have exposure to market risk through our insurance operations and investment activities. We use a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivatives. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3, of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “First Quarter 2017 10-Q”). There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in the First Quarter 2017 10-Q.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2017.
Changes in Internal Controls Over Financial Reporting
Historically, the Company has relied on certain financial, administrative and other resources of MetLife, Inc. to operate our business until the Separation on August 4, 2017. In connection with the Separation, the Company has undergone a redesign of several business processes. As business processes change related to this redesign, the Company identifies, documents and evaluates controls to ensure controls over our financial reporting are effective. We have entered into service agreements with MetLife, Inc. under which MetLife, Inc. will provide some of these services to us on a transitional basis. We consider these to be a material change in our internal control over financial reporting.
Other than noted above, no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2017 covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2016 Annual Report; (ii) Part II Item 1, of our Quarterly Reports on Form 10-Q; and (iii) Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
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
Item 1A. Risk Factors
You should carefully consider the factors described below, in addition to the other information set forth in the Quarterly Reports on Form 10-Q. These risk factors are important to understanding the contents of this Quarterly Report on Form 10-Q and our other reports. If any of the following events occur our business financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
The materialization of any risks and uncertainties set forth below or identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and our other filings with the SEC or those that are presently unforeseen or that we currently believe to be immaterial could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” above.
Risks Related to Our Business
Differences between actual experience and actuarial assumptions and the effectiveness of actuarial models may adversely affect our financial results, capitalization and financial condition
Our earnings significantly depend upon the extent to which our actual claims experience and benefit payments on our products are consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such amounts are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. To the extent that actual claims and benefits experience is less favorable than the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities. We make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products based in part upon expected persistency of the products, which change the probability that a policy or contract will remain in force from one period to the next. Persistency within our annuities business may be significantly affected by the value of guaranteed minimum benefits (“GMxBs”) contained in many of our variable annuities being higher than current account values in light of poor equity market performance or extended periods of low interest rates, as well as other factors. Persistency could be adversely affected generally by developments affecting policyholder perception of us, including perceptions arising from adverse publicity. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first lifetime income withdrawal. Results may vary based on differences between actual and expected benefit utilization. A material increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option utilization assumptions, and in certain circumstances this deviation may impair our solvency.

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
Guarantees within certain of our products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased counterparty risk
Certain of the variable annuity products we offer include guaranteed benefits, including guaranteed minimum death benefits (“GMDBs”), GMWBs and guaranteed minimum accumulation benefits (“GMABs”). While we continue to have guaranteed minimum income benefits (“GMIBs”) in force with respect to which we are obligated to perform, we no longer offer GMIBs. We also offer index-linked annuities with guarantees against a defined floor on losses. These guarantees are designed to protect contractholders against significant changes in equity markets and interest rates. Any such periods of significant and sustained negative or low separate account returns, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with those products. In addition, if the separate account assets consisting of fixed income securities, which support the guaranteed index-linked return feature are insufficient to reflect a period of sustained growth in the equity-index on which the product is based, we may be required to support such separate accounts with assets from our general account and increase our liabilities. An increase in these liabilities would result in a decrease in our net income and depending on the magnitude of any such increase, could materially and adversely affect our financial condition, including our capitalization, as well as the financial strength ratings which are necessary to support our product sales.
Additionally, we make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products (e.g., utilization of option to annuitize within a GMIB product). An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option utilization assumptions. On an annual basis we review key actuarial assumptions used to record our variable annuity liabilities, including those assumptions regarding policyholder behavior. Changes to assumptions based on our annual actuarial assumption review in future years could result in an increase in the liabilities we record for future policy benefits and claims to a level that may materially and adversely affect our results of operations and financial condition which, in certain circumstances, could impair our solvency.
We also use hedging and other risk management strategies to mitigate the liability exposure primarily related to capital market risks. These strategies involve the use of reinsurance and derivatives, which may not be completely effective. For example, in the event that reinsurers, derivative counterparties or central clearinghouses are unable or unwilling to pay, we remain liable for the guaranteed benefits. See “— Our variable annuity exposure management strategy may not be effective, may result in net income volatility and may negatively affect our statutory capital.”
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

Our variable annuity exposure management strategy may not be effective, may result in net income volatility and may negatively affect our statutory capital
We have recently completed, the process of modifying our variable annuity exposure management strategy to emphasize as an objective the mitigation of the potential adverse effects of changes in equity markets and interest rates on our statutory capitalization and statutory distributable cash flows. The principal focus of our exposure risk management program is to maintain assets supporting our variable annuity contract guarantees at a variable annuity target funding level (the “Variable Annuity Target Funding Level”).
We intend to hold assets supporting our variable annuity contracts at our Variable Annuity Target Funding Level to sustain asset adequacy during modest market downturns without the use of derivative instruments and, accordingly, reduce the need for hedging the daily or weekly fluctuations from small movements in capital markets. We intend to focus our hedging activities primarily on mitigating the risk from larger movements in capital markets, which may deplete contractholder account values and may increase long-term guarantee claims. We also intend to make greater use of longer dated derivative instruments. However, our hedging strategy may not be fully effective. In connection with our exposure risk management program we may determine to seek the approval of applicable regulatory authorities to permit us to increase our hedge limits consistent with those contemplated by the program. No assurance can be given that the approvals we request, if any, will be obtained and whether any such approvals would be subject to qualifications, limitations or conditions. In addition, the hedging instruments we enter into may not effectively offset the costs of variable annuity contract guarantees or may otherwise be insufficient in relation to our obligations. If our capital is depleted in the event of persistent market downturns, we will need to replenish it by holding additional capital, which we may have allocated for other uses, or purchasing additional hedging protection through the use of more expensive derivatives with strike levels at the current market level. Under our hedging strategy, changes from period to period in the valuation of our policyholder benefits and claims and net derivative gains (losses) may result in more significant volatility, which in certain circumstances could be material, to our results of operations and financial condition under GAAP and our statutory capital levels than has been the case historically.
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
Finally, the cost of our hedging program may be greater than anticipated because adverse market conditions can limit the availability and increase the costs of the derivatives we intend to employ and such costs may not be recovered in the pricing of the underlying products we offer. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition, capitalization and liquidity. See “— Guarantees within certain of our products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased counterparty risk.”
Our ULSG asset requirement target may not ensure we have sufficient assets to meet our future ULSG policyholder obligations and may result in net income volatility
We intend to more actively manage the market risk sensitivity related to our in-force ULSG exposure specifically to adapt to changes in interest rates.
We have utilized our NY Regulation 126 Cash Flow Testing (“ULSG CFT”) modeling approach as the basis for setting our ULSG asset requirement target for our affiliated reinsurance companies. For the business that remains in the operating companies, we set our ULSG asset requirement target to equal the actuarially determined statutory reserves under stressed conditions, which, taken together with our ULSG asset requirement target of our affiliated reinsurers, comprises our total ULSG asset requirement target (“ULSG Target”). Under this approach we assume that interest rates remain flat or decline as compared to current levels and our actuarial assumptions include a provision for adverse deviation.
We seek to mitigate exposure to interest rate risk associated with these liabilities by maintaining ULSG Assets at or in excess of our ULSG Target in different interest rate environments. We define “ULSG Assets” as (i) total general account assets supporting statutory reserves and capital, and (ii) interest rate derivative instruments dedicated to mitigate ULSG interest rate exposures.
Our ULSG Target is sensitive to the actual and future expected level of long-term U.S. interest rates. If interest rates fall, our ULSG Target increases, and if interest rates rise, our ULSG Target declines. We primarily use interest rate swaps to better protect statutory capitalization from potential losses due to an increase in reserves to achieve our ULSG Target in lower interest rate environments. We have implemented a dedicated interest rate risk mitigation program for our ULSG business. This risk mitigation strategy may negatively impact our statutory and/or GAAP capitalization in circumstances in which interest rates are rising, because of the insensitivity of the liabilities to market conditions.

This risk mitigation strategy will likely result in higher net income volatility due to the insensitivity of GAAP liabilities to changes in interest rates. Our interest rate derivative instruments may not effectively offset the costs of our ULSG policyholder obligations or may otherwise be insufficient in relation to our objectives. In addition, the assumptions we make in connection with our risk mitigation strategy may fail to reflect or correspond to actual long-term exposure to our ULSG policyholder obligations. If our liquid investments are depleted we will need to replenish our liquid portfolio by selling higher-yielding less liquid assets, which we may have allocated for other uses. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition, capitalization or liquidity.
A sustained period of low equity market prices and interest rates that are lower than those we assumed when we issued our variable annuity products could have a material adverse effect on our results of operations, capitalization and financial condition
Future policy benefit liabilities for GMDBs and GMLBs under our variable annuity contracts are based on the value of the benefits we expect to be payable under such contracts in excess of the contractholders’ projected account balances. We determine the fees we charge for providing these guarantees in substantial part on the basis of assumptions we make with respect to the growth of the account values relating to these contracts, including assumptions with respect to investment performance. If the actual growth in account values differs from our initial assumptions we may need to increase or decrease the amount of future benefit liabilities we record to the extent that other factors we consider in estimating the expected value of benefits payable, including policyholder behavior, do not offset the impact of changes in our assumptions with respect to investment performance. Although extreme declines or shocks in equity markets and interest rates can increase the level of reserves we need to hold to fund guarantees, other types of economic scenarios can also impact the adequacy of our reserves. For example, certain scenarios involving sustained stagnation in equity markets and low interest rates would adversely affect growth in account values and could require us to materially increase our benefit liabilities. As a result, in the absence of incremental management actions and not taking into account the effects of new business, our ability to retain the ratings necessary to market and sell our products, as well as our ability to repay or refinance indebtedness for borrowed money, could be materially adversely affected and our solvency could be impaired.
Elements of our business strategy are new and may not be effective in accomplishing our objectives
Our objective is to leverage our competitive strengths to distinguish ourselves in the individual life insurance and annuity markets and, over the longer term, to generate more distributable cash from our business. We seek to achieve this by being a focused product manufacturer, with an emphasis on independent distribution, while having the goal of achieving a competitive expense ratio through financial discipline. We intend to achieve our goals by focusing on target market segments, concentrating on product manufacturing, maintaining a strong balance sheet and using the scale of our seasoned in-force business to support the effectiveness of our risk management program, and focusing on operating cost and flexibility. See “ — Business — Business Overview — Other Key Information” included in the 2016 Annual Report.
There can be no assurance that our strategy will be successful as it may not adequately alleviate the risks relating to less diverse product offerings; volatility of, and capital requirements with respect to, variable annuities; risk of loss with respect to use of derivatives in hedging transactions; and greater dependence on a relatively small number of independent distributors to market our products and generate most of our sales. Furthermore, such distributions may be subject to differing commission structures depending on the product sold and there can be no assurance that these new commission structures will be acceptable. See “General Risks — We may experience difficulty in marketing and distributing products through our distribution channels.” We may also be unable to reduce operating costs and enhance efficiencies, at least initially, due to the increased costs as a result of our Separation from MetLife, as well as the cost and duration of the transitional services agreements. For these reasons, no assurances can be given that we will be able to execute our strategy or that our strategy will achieve our objectives.
An inability to access credit facilities could result in a reduction in our liquidity and lead to downgrades in Brighthouse’s credit ratings and our financial strength ratings.
Brighthouse entered into a $2.0 billion five-year senior unsecured revolving credit facility, dated as of December 2, 2016 (the “Revolving Credit Facility”), and a $600 million senior unsecured term loan facility, dated as of July 21, 2017 that matures on December 2, 2019 and issued $1.5 billion aggregate principal amount of 3.700% Senior Notes due 2027 and $1.5 billion aggregate principal amount of 4.700% Senior Notes due 2047 (collectively, the “2027 Senior Notes and 2047 Senior Notes”) on June 22, 2017 to third-party investors.
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

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations
Financial strength ratings are published by various nationally recognized statistical rating organizations (“NRSROs”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs’ opinions regarding an insurance company’s ability to meet contractholder and policyholder obligations and are important to maintaining public confidence in our products and our competitive position. See “Business — Company Ratings” included in the 2016 Annual Report for additional information regarding our financial strength ratings, including current rating agency ratings and outlooks.
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
In view of the difficulties experienced by many financial institutions as a result of the financial crisis and ensuing global recession, including our competitors in the insurance industry, we believe it is possible that the NRSROs will continue to heighten the level of scrutiny that they apply to insurance companies, will continue to increase the frequency and scope of their credit reviews, will continue to request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the models for maintenance of certain ratings levels. Our ratings could be downgraded at any time and without notice by any NRSRO. Any such downgrade could result in a reduction in new sales of our insurance products, which could have a material adverse effect on our results of operations.
Reinsurance may not be available, affordable or adequate to protect us against losses
As part of our overall risk management strategy, we may purchase reinsurance from third-party reinsurers for certain risks we underwrite. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Also, under certain of our reinsurance arrangements, it is common for the reinsurer to have a right to increase reinsurance rates on in-force business if there is a systematic deterioration of mortality in the market as a whole. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue. See “Business — Reinsurance Activity — Annuities and Life” included in the 2016 Annual Report.
If the counterparties to our reinsurance or indemnification arrangements or to the derivatives we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations
We use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance, indemnification and derivatives do not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers, indemnitors, counterparties and central clearinghouses. A reinsurer’s, indemnitor’s, counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivatives agreements with us or inability or unwillingness to return collateral could have a material adverse effect on our financial condition and results of operations. See “Business — Reinsurance Activity — Annuities and Life” included in the 2016 Annual Report.

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
We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases and new financings may be subject to limited market capacity
We currently utilize capital markets solutions to finance a portion of our statutory reserve requirements for several products, including, but not limited to, our level premium term life products subject to the NAIC Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”), and ULSG subject to NAIC Actuarial Guideline 38 (“Guideline AXXX”). Following the receipt of all approvals from applicable regulators, effective April 28, 2017, we merged certain of our affiliate reinsurance companies into Brighthouse Reinsurance Company of Delaware (“BRCD”), a licensed reinsurance subsidiary of Brighthouse. This single, larger reinsurance subsidiary provides certain benefits to Brighthouse, including (i) enhancing the ability to hedge the interest rate risk of the reinsured liabilities, (ii) allowing increased allocation flexibility in managing an investment portfolio, and (iii) improving operating flexibility and administrative cost efficiency, but there can be no assurance that such benefits will materialize. BRCD obtained statutory reserve financing through a funding structure involving a single financing arrangement supported by a pool of highly rated third-party reinsurers, with financing at a lower cost than previous financing arrangements, which were terminated effective April 28, 2017. The restructured financing facility has a term of 20 years, but the liabilities being supported by such facility have a duration, in some cases, of more than 30 years. Therefore, we may need to refinance this facility in the future and any such refinancing may not be at costs attractive to us or may not be available at all. If such financing cannot be obtained on favorable terms, our statutory capitalization, results of operations and financial condition, as well as our competitiveness, could be adversely affected.
Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. During 2014, the NAIC approved a new regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions. Among other things, the framework called for more disclosure of an insurer’s use of captives in its statutory financial statements, and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. In 2014, the NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 became effective as of January 1, 2015 in all states, without any further action necessary by state legislatures or insurance regulators to implement them, and apply prospectively to new policies issued and new reinsurance transactions entered into on or after January 1, 2015. AG 48 does not apply to policies included under reinsurance agreements that were in existence as of January 1, 2015.

In December 2016, the NAIC adopted a revised version of AG 48 (“Updated AG 48”), which applies to new policies issued and new reinsurance transactions entered into on or after January 1, 2017, and which, among other things, includes revisions to the actuarial method used to determine the required level of assets permitted to back statutory reserves and to the exemptions from the actuarial guideline’s requirements. The requirements of Updated AG 48 became effective as of January 1, 2017 in all states, without any further action necessary by state legislatures or insurance regulators to implement them. Updated AG 48 does not apply to policies included under reinsurance agreements that were in existence prior to January 1, 2017. In December 2016, the NAIC also adopted a new model regulation containing the same substantive requirements as Updated AG 48. This new model regulation now has to be adopted by the states. The model regulation will generally replace Updated AG 48 in a state upon the state’s adoption of the model regulation. To the extent the types of assets permitted under AG 48, Updated AG 48 and/or under the new model regulation to back statutory reserves relating to these captive transactions are not available in the future to back such transactions, we would not be able to take some or all statutory reserve credit for such transactions and could consequently be required to materially affect the statutory capitalization of Brighthouse Insurance, which would materially and adversely affect our financial condition.
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
We have limited control over many of our costs. For example, we have limited control over the cost of third-party reinsurance, the cost of meeting changing regulatory requirements, and our cost to access capital or financing. There can be no assurance that we will be able to achieve or maintain a cost advantage over our competitors. If our cost structure increases and we are not able to achieve or maintain a cost advantage over our competitors, it could have a material adverse effect on our ability to execute our strategy, as well as on our results of operations and financial condition. If we hold substantially more capital than is needed to support our ratings, over time, our competitive position could be adversely affected.
In addition, since numerous aspects of our business are subject to regulation, legislative and other changes affecting the regulatory environment for our business may have, over time, the effect of supporting or burdening some aspects of the financial services industry. This can affect our competitive position within the life insurance industry and within the broader financial services industry. See “Business — Regulation” included in the 2016 Annual Report.
The failure of third parties to provide various services that are important to our operations could have a material adverse effect on our business
A key part of our operating strategy is to outsource certain services important to our business. In July 2016, we entered into a multi-year outsourcing arrangement for the administration of certain in-force policies currently housed on up to 20 systems. Pursuant to this arrangement, at least 13 of such systems will be consolidated down to one. Brighthouse may further reduce the remaining in-scope systems in the future. Brighthouse intends to focus on further outsourcing opportunities with third-party vendors after the Transition Services Agreement, Investment Management Agreement and other agreements with MetLife companies expire. See “— Risks Related to Our Separation from, and Continuing Relationship with, MetLife —The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party. Brighthouse may be unable to replace the services MetLife provides to us in a timely manner or on comparable terms” for information regarding the potential effect that the Separation of our business from MetLife will have on the pricing of such services. It may be difficult and disruptive for us to replace some of our third-party vendors in a timely manner if they were unwilling or unable to provide us with these services in the future (as a result of their financial or business conditions or otherwise), and our business and operations likely could be materially adversely affected. In addition, if a third-party provider fails to provide the core administrative, operational, financial, and actuarial services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations. See “Operational Risks — The failure in cyber — or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s and MetLife’s disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”

If our business does not perform well, we may be required to establish a valuation allowance against the deferred income tax asset, which could adversely affect our results of operations or financial condition
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. In addition, changes in the corporate tax rates could affect the value of our deferred tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Income Taxes” included in the 2016 Annual Report.
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
If actual gross profits or margins are less than originally expected, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to net income. Significant or sustained equity market declines could result in an acceleration of amortization of DAC and VOBA related to variable annuity and variable life contracts, resulting in a charge to net income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” included in the 2016 Annual Report for a discussion of how significantly lower net investment spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period.
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

At times throughout the past several years, volatile conditions have characterized financial markets. Significant market volatility in reaction to geopolitical risks, changing monetary policy and uncertain fiscal policy may exacerbate some of the risks we face. The Federal Reserve may reduce the size of its balance sheet and continue to raise interest rates as it unwinds the monetary accommodation put in place after the Global Financial Crisis while other major central banks may continue to pursue accommodative unconventional monetary policies. Uncertainties associated with the United Kingdom’s proposed withdrawal from the European Union (the “EU”) and concerns about the political and/or economic stability of Puerto Rico and certain countries outside the EU have also contributed to market volatility in the United States. This market volatility has affected, and may continue to affect the performance of the various asset classes in which we invest, as well as separate account values.
To the extent these uncertain financial market conditions persist, our revenues, reserves and net investment income, as well as the demand for certain of our products, are likely to come under pressure. Similarly, sustained periods of low interest rates and risk asset returns could reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures such as hedging, causing our profit margins to erode as a result of reduced income from our investment portfolio and increase in insurance liabilities. Extreme declines in equity markets could cause us to incur significant capital and/or operating losses due to, among other reasons, the impact on us of guarantees related to our annuity products, including increases in liabilities, increased capital requirements, and/or collateral requirements associated with our risk transfer arrangements. Even in the absence of a financial market downturn, sustained periods of low market returns and/or low level of U.S. interest rates and/or heightened market volatility may increase the cost of our insurance liabilities, which could have a material adverse effect on our statutory capital and earnings, as well as impair our financial strength ratings.
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
Difficult conditions in the U.S. capital markets and the economy generally may also continue to raise the possibility of legislative, judicial, regulatory and other governmental actions. The Trump administration has released a memorandum that generally delayed all pending regulations from publication in the Federal Register pending their review and approval by a department or agency head appointed or designated by President Trump, and has issued an executive order that calls for a comprehensive review of Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). Also, on June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposes to amend or repeal various sections of Dodd-Frank. We cannot predict what other proposals may be made or what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition. See “— Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” and “— Risks Related to Our Business — Factors affecting our competitiveness may adversely affect our market share and profitability.”
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
Our principal sources of liquidity are insurance premiums and fees paid in connection with annuity products, and cash flow from our investment portfolio to the extent consisting of cash and readily marketable securities.

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
We are affected by the monetary policies of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”) and other major central banks, as such policies may adversely impact the level of interest rates and, as discussed below, the income we earn on our investments or the level of product sales.
In a low interest rate environment, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our net investment spread. Moreover, borrowers may prepay or redeem the fixed income securities and commercial, agricultural or residential mortgage loans in our investment portfolio with greater frequency in order to borrow at lower market rates, thereby exacerbating this risk. Although reducing interest crediting rates can help offset decreases in net investment spreads on some products, our ability to reduce these rates is limited to the portion of our in-force product portfolio that has adjustable interest crediting rates, and could be limited by the actions of our competitors or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our net investment spread would decrease or potentially become negative, which could have a material adverse effect on our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits” included in the 2016 Annual Report.

Our estimation of future net investment spreads is an important component in the amortization of DAC and VOBA. Significantly lower than anticipated net investment spreads reduce our net income and may cause us to accelerate amortization, thereby reducing net income in the affected reporting period and thereby potentially negatively affecting rating agency assessment of our financial condition.
During periods of declining interest rates our return on investments that do not support particular policy obligations may decrease. During periods of sustained lower interest rates, our reserves for policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially adversely affect our results of operations and financial condition and significantly reduce our profitability.
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
We manage interest rate risk as part of our asset and liability management strategies, which include (i) maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile, and (ii) a hedging program. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement products, we may support such liabilities with equity investments, derivatives or interest rate mismatch strategies. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our interest sensitive liabilities. The level of interest rates also affects our liabilities for benefits under our annuity contracts. As interest rates decline we may need to increase our reserves for future benefits under our annuity contracts, which would adversely affect our results of operations and financial condition. See “Quantitative and Qualitative Disclosures About Market Risk — Risk Management — Interest Rates” included in our Form 10-Q for the quarter ended March 31, 2017.
In addition, while we use a risk mitigation strategy relating to our ULSG portfolio intended to reduce our risk to statutory capitalization and long-term economic exposures from sustained low levels of interest rates, this strategy will likely result in higher net income volatility due to the insensitivity of GAAP liabilities, to the change in interest rate levels. This strategy may adversely affect our results of operations and financial condition. See “— Risks Related to Our Business — Our ULSG asset requirement target may not ensure we have sufficient assets to meet our future ULSG policyholder obligations and may result in net income volatility.”
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

Equity risk
Our primary exposure to equity relates to the potential for lower earnings associated with certain of our businesses where fee income is earned based upon the estimated market value of the separate account assets and other assets related to our variable annuity business. Because these products generate fees related primarily to the value of separate account assets and other assets under management, a decline in the equity markets could reduce our revenues as a result of the reduction in the value of the investments supporting those products and services. The variable annuity business in particular is highly sensitive to equity markets, and a sustained weakness or stagnation in the equity markets could decrease revenues and earnings with respect to those products. Furthermore, certain of our variable annuity products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline or stagnate. We seek to mitigate the impact of such increased potential benefit exposures from market declines through the use of derivatives, reinsurance and capital management. However, such derivatives and reinsurance may become less available and, to the extent available, their price could materially increase in a period characterized by volatile equity markets. The risk of stagnation in equity market returns cannot be addressed by hedging.
In addition, a portion of our investments are in leveraged buy-out funds, hedge funds and other private equity funds. The amount and timing of net investment income from such funds tends to be uneven as a result of the performance of the underlying investments. The timing of distributions from such funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income from these investments can vary substantially from period to period. Significant volatility could adversely impact returns and net investment income on these alternative investments. In addition, the estimated fair value of such investments may be impacted by downturns or volatility in equity markets. See “— Investments — Related Risks — Our valuation of securities and investments and the determination of the amount of allowances and impairments taken on our investments are subjective and, if changed, could materially adversely affect our results of operations or financial condition.” In addition, we rely, and expect to continue to rely, on MetLife Investment Advisors for a period to provide the services required to manage the portfolio.
Real estate risk
A portion of our investment portfolio consists of mortgage loans on commercial, agricultural and residential real estate. Our exposure to this risk stems from various factors, including the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, agricultural prices and farm incomes, which have recently been declining. Although we manage credit risk and market valuation risk for our commercial, agricultural and residential real estate assets through geographic, property type and product type diversification and asset allocation, general economic conditions in the commercial, agricultural and residential real estate sectors will continue to influence the performance of these investments. These factors, which are beyond our control, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows. In addition, we rely, and expect to continue to rely, on MetLife Investment Advisors for a period to provide the services required to manage the portfolio.
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
Regulatory and Legal Risks
Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth
We are subject to a wide variety of insurance and other laws and regulations. We are domiciled in Delaware and subject to regulation by the Delaware Department of Insurance and are also subject to other regulation in states in which we operate. See “Business — Regulation” included in the 2016 Annual Report.
NAIC - Existing and proposed insurance regulation
The NAIC is an organization whose mission is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. State insurance regulators may act independently or adopt regulations proposed by the NAIC. State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Some NAIC pronouncements take effect automatically in the various states, particularly with respect to accounting issues. Statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Changes in existing laws and regulations, or in interpretations thereof, can sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.
During 2014, the NAIC approved a new regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions. This could impact our competitiveness and have a material adverse effect on our results of operations and financial condition. See “— Risks Related to Our Business — We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases and new financings may be subject to limited market capacity.
In 2015, the NAIC commissioned an initiative to identify changes to the statutory framework for variable annuities that can remove or mitigate the motivation for insurers to engage in captive reinsurance transactions. In September 2015, a third-party consultant engaged by the NAIC provided the NAIC with a preliminary report covering several sets of recommendations regarding AG 43 and RBC C3 Phase II reserve requirements. These recommendations generally focus on (1) addressing inconsistencies between the statutory reserve and RBC regimes, (2) mitigating the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (3) removing the non-economic volatility in statutory total asset requirements and the resulting solvency ratios and (4) facilitating greater harmonization across insurers and products for greater comparability. An updated variable annuity reserve and capital framework proposal was presented at the August 2016 NAIC meeting, followed by a 90-day comment period on the proposal. This updated proposal included the initial recommendations from 2015, but also some new aspects. The standard scenario floor for reserves may incorporate multiple paths instead of the current single deterministic scenario, also known as the standard scenario. The stochastic calculations may include alternative calibration criteria for equities and other market risk factors, and the RBC C3 Phase II component may reflect a new level of capitalization. The NAIC is continuing its consideration of these recommendations. These recommendations, if adopted, would likely apply to all existing business and may materially change the sensitivity of reserve and capital requirements to capital markets including interest rate, equity markets and volatility as well as prescribed assumptions for policyholder behavior. It is not possible at this time to predict whether the amount of reserves or capital required to support our variable annuity contracts would increase or decrease i f the NAIC adopts any new model laws, regulations and/or other standards applicable to variable annuity business after considering such recommendations, nor is it possible to predict the materiality of any such increase or decrease. It is also not possible to predict the extent to which any such model laws, regulations and/or other standards would affect the effectiveness and design of our risk mitigation and hedging programs. Furthermore, no assurances can be given to whether any such model laws, regulations and/or other standards will be adopted or to the timing of any such adoption.

The NAIC has adopted a new approach for the calculation of life insurance reserves, known as principle-based reserving (“PBR”). PBR became operative on January 1, 2017 in those states where it has been adopted, to be followed by a three-year phase-in period for business issued on or after this date. The Delaware Department of Insurance implemented PBR on January 1, 2017; in New York where our subsidiary, Brighthouse NY is domiciled, the NYDFS has publicly stated its intention to implement this approach beginning in January 2018, subject to a working group of the NYDFS establishing the necessary reserves safeguards, although the New York State Legislature has yet to adopt enabling legislation for PBR. We cannot predict how principle-based reserving will impact our reserves or compliance costs, if any. See “Business — Regulation — Insurance Regulation — NAIC” included in the 2016 Annual Report.
State insurance guaranty associations
Most of the jurisdictions in which we transact business require life insurers doing business within the jurisdiction to participate in guaranty associations. These associations are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers, or those that may become impaired, insolvent or fail, for example, following the occurrence of one or more catastrophic events. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. In addition, certain states have government owned or controlled organizations providing life insurance to their citizens. The activities of such organizations could also place additional stress on the adequacy of guaranty fund assessments. Many of these organizations also have the power to levy assessments similar to those of the guaranty associations described above. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” included in the 2016 Annual Report.
It is possible that a large catastrophic event could render the guaranty funds from assessments previously levied against us inadequate and we may be called upon to contribute additional amounts, which may have a material impact on our financial condition or results of operations in a particular period. We have established liabilities for guaranty fund assessments that we consider adequate, but additional liabilities may be necessary. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” included in the 2016 Annual Report.
Federal - Insurance regulation
Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to, among other things, collect information about the insurance industry, negotiate covered agreements with one or more foreign governments and recommend prudential standards. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. The report raised the possibility of a greater role for the federal government if states do not achieve greater uniformity in their laws and regulations. Following the transition occurring in the federal government and the priorities of the Trump administration, we cannot predict whether any such legislation or regulatory changes will be adopted, or what impact they will have on our business, financial condition or results of operations. See “Business — Regulation — Insurance Regulation — Federal Initiatives” included in the 2016 Annual Report. The Trump administration and the Republican party have expressed goals to dismantle or roll back Dodd-Frank and President Trump has issued an executive order that calls for a comprehensive review of Dodd-Frank in light of certain enumerated core principles of financial system regulation. On June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposes to amend or repeal various sections of Dodd-Frank. This proposed legislation will now be considered by the U.S. Senate. We are not able to predict whether any such proposal to roll back Dodd-Frank would have a material effect on our business operations and cannot currently identify the risks, if any, that may be posed to our businesses as a result of changes to, or legislative replacements for, Dodd-Frank.
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

Department of Labor and ERISA considerations
We manufacture annuities for third parties to sell to tax-qualified pension plans, retirement plans and individual retirement accounts, as well as individual retirement annuities sold to individuals that are subject to ERISA or the Code. Also, a portion of our in-force life insurance products are held by tax-qualified pension and retirement plans. While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA qualified plans and participants and IRAs if the investment recommendation results in fees paid to the individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen. Similarly, without an exemption, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts as well as insurance policies and annuity contracts we may sell in the future.
The DOL issued new regulations on April 6, 2016 that became applicable on June 9, 2017 (the “Fiduciary Rule”). As initially adopted, the Fiduciary Rule substantially expands the definition of “investment advice” and requires that an impartial or “best interests” standard be met in providing such advice, thereby broadening the circumstances under which we or our representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests.
The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued BIC, a new exemption that applies more onerous disclosure and contract requirements to transactions involving ERISA plans, plan participants and IRAs. The new and amended exemptions increase fiduciary requirements and liability exposure for transactions involving ERISA plans, plan participants and IRAs. The application of the BIC contract and point of sale disclosures required under BIC and the changes made to prohibited transaction exemption 84-24 were delayed until January 1, 2018, except for the impartial conduct standards (i.e., compliance with the “best interest” standard, reasonable compensation, and no misleading statements), which are applicable as of June 9, 2017.
On February 3, 2017, President Trump, in a memorandum to the Secretary of Labor, requested that the DOL prepare an updated economic and legal analysis concerning the likely impact of the new rules, and possible revisions to the rules. In response to President Trump’s request, on June 29, 2017, the DOL issued a request for information related to the final Fiduciary Rule and the DOL’s new and amended exemptions that were published in conjunction with the final rule. The request for information sought public input that could lead to new exemptions or changes and revisions to the final rule. On August 31, 2017, the DOL proposed an 18-month delay from January 1, 2018 to July 1, 2019, of the applicability of significant portions of the previously proposed exemptions (including BIC and prohibited transaction exemption 84-24), to afford sufficient time to review further the previously adopted rules and such exemptions. The comment period for this proposed delay ended on September 15, 2017. On November 1, the DOL filed with the OMB to implement the 18-month delay, which is pending review. The DOL also updated its enforcement policy for 2017 to indicate that the DOL and Internal Revenue Service will not pursue claims, until January 1, 2018, against fiduciaries who are working diligently and in good faith to comply with the final Fiduciary Rule or treat those fiduciaries as being in violation of the final Fiduciary Rule.
While we continue to analyze the impact of the final regulations on our business, we anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training, and product reporting and analysis. The change of administration, the DOL’s June 29, 2017 request for information related to the Fiduciary Rule and related exemptions, and the August 31, 2017 proposed further extension of the applicability of many of the conditions of the proposed and revised exemptions leaves uncertainty over whether the regulations will be substantially modified or repealed. This uncertainty may create confusion among our distribution partners, which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any such legislation or regulations may have on our business, results of operations and financial condition.
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

While we continue to analyze the impact of the final regulation on our business, we believe it could have an adverse effect on sales of annuity products to ERISA qualified plans and IRAs through our independent distribution partners. A significant portion of our annuity sales are to IRAs. The new regulation deems advisors, including independent distributors, who sell fixed index-linked annuities to IRAs, IRA rollovers or 401(k) plans, to be fiduciaries and prohibits them from receiving compensation unless they comply with a prohibited transaction exemption. The relevant exemption requires advisors to comply with impartial conduct standards and may require us to exercise additional oversight of the sales process. Compliance with the prohibited transaction exemptions will likely result in increased regulatory burdens on us and our independent distribution partners, changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — Department of Labor and ERISA Considerations.”
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
A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition
The NAIC has established model regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate, market and business risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain certain guaranteed minimum death and living benefits. We are subject to RBC standards and/or other minimum statutory capital and surplus requirements imposed under Delaware insurance law. See “Business — Regulation — Insurance Regulation — Surplus and Capital; Risk-Based Capital” included in the 2016 Annual Report.
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

The Dodd-Frank provisions compelling the liquidation of certain types of financial institutions could materially and adversely affect us, as such a financial institution and as an investor in or counterparty to other such financial institutions, as well as our respective investors
Under provisions of Dodd-Frank, if we or another financial institution were to become insolvent or were in danger of defaulting on our or its respective obligations and it was determined that such default would have serious effects on financial stability in the United States, we or such other financial institution could be compelled to undergo liquidation with the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. Under this new regime, we would be resolved in accordance with state insurance law. If the FDIC were to be appointed as the receiver for another type of company (including an insurance holding company such as Brighthouse), the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. In an FDIC-managed liquidation, holders of a company’s debt could in certain respects be treated differently than they would be under the Bankruptcy Code and similarly situated creditors could be treated differently. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. These provisions could apply to some financial institutions whose debt securities Brighthouse holds in its investment portfolios and could adversely affect the respective positions of creditors and the value of their respective holdings.
Dodd-Frank also provides for the assessment of charges against certain financial institutions, including non-bank SIFIs and bank holding companies, to cover the costs of liquidating any financial company subject to the new liquidation authority. The liquidation authority could increase the funding charges assessed against Brighthouse.
We are subject to U.S. federal, state and other securities and state insurance laws and regulations which, among other things, require that we distribute certain of our products through a registered broker-dealer; failure to comply with these laws or changes to these laws may have a material adverse effect on our operations and our profitability
Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies, to the separate accounts that issue them, and to certain fixed interest rate or index-linked contracts (“registered fixed annuity contracts”). Such laws and regulations require that we distribute these products through a broker-dealer that is registered with the SEC and certain state securities regulators and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Accordingly, our offering and selling of variable annuity contracts, variable life insurance policies and registered fixed annuity contracts, and in managing certain proprietary mutual funds associated with those products, are subject to extensive regulation under federal and state securities laws as well as FINRA rules. Costs related to compliance with these securities laws will be greater than for our unregistered products. Due to the increased operating and compliance costs, the profitability of issuing these products is uncertain.
While in the past we relied on a MetLife-affiliated broker-dealer to distribute our variable and registered fixed products, we currently and in the future will utilize Brighthouse Securities, LLC (“Brighthouse Securities”), a subsidiary Brighthouse acquired from MetLife in the Separation. Brighthouse Securities is a FINRA member and a broker-dealer registered with the SEC and applicable state regulators.
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
As a result of Dodd-Frank, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our variable and registered fixed insurance products business and the firms that distribute these products. The future impact of recently adopted revisions to laws and regulations, as well as revisions that are still in the proposal stage, on the way we conduct our business and the products we sell is unclear. Such impact could adversely affect our operations and profitability, including increasing the regulatory and compliance burden upon us, resulting in increased costs, or limiting the type, amount or structure of compensation arrangements into which we may enter with certain of our employees, negatively impacting our ability to compete with other companies in recruiting and maintaining key personnel. See “Business — Regulation — Insurance Regulation — Federal Initiatives” included in the 2016 Annual Report. However, following the change of administration, we cannot predict with certainty whether any such proposals will be adopted, or what impact adopted revisions will have on our business, financial condition or results of operations. See “— Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”

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
Changes in tax laws or interpretations of such laws could reduce our earnings and materially impact our operations by increasing our corporate taxes and making some of our products less attractive to consumers
Changes in tax laws could have a material adverse effect on our profitability and financial condition, and could result in our incurring materially higher corporate taxes. Higher tax rates may adversely affect our business, financial condition, results of operations and liquidity. Conversely, if tax rates decline it could adversely affect the desirability of our products.
The Trump administration and Congress have publicly stated that fundamental U.S. tax reform is a priority, though the substance, timing and likelihood of any future tax reform are uncertain. To the extent that any such legislation is enacted in the future, we could be adversely affected. Any such reform could impact our corporate taxes and products, whether favorably or adversely.
On November 2, 2017, the U.S. House of Representatives proposed the Tax Cuts and Jobs Act bill (the “House Proposed Tax Bill”) that generally calls for a reduction in tax rates, a repeal of the estate tax and simplification of the tax code. The House Proposed Tax Bill provides for a flat 20% corporate income tax rate. To help offset the cost of the rate reductions, the House Proposed Tax Bill includes a number of revenue raisers, including:

•	a modification of the calculation of the DRD;

•	a change in how deductions are determined for insurance reserves;

•	an increase in the amount of policy acquisition expense (also called tax “DAC”);

•	limitations on the use of NOLs; and

•	limitations on deductions for net interest expense.
On November 9, 2017, an amendment was proposed to the House Proposed Tax Bill further modifying the DRD, and inserting an 8% surtax on insurance company taxable income in lieu of the proposed modifications to deductible insurance reserves and DAC. The amendment indicates that the surtax is a placeholder so that more precise decisions could be made to these complex provisions.
Some of our products are sold to customers in order to help them meet their estate tax planning needs. The House Proposed Tax Bill proposes to repeal the estate tax in 2023. If the estate tax were so repealed, sales of such products could be adversely affected.
The House Proposed Tax Bill will continue to be substantially revised throughout the legislative process and we cannot predict the final version of any tax reform legislation that will be enacted. It is possible that despite a lower corporate tax rate, any final legislation could have an adverse impact on us by increasing the amount of income subject to tax, accelerating amounts subject to tax or reducing or eliminating deductions that offset tax liability.
Litigation and regulatory investigations are increasingly common in our businesses and may result in significant financial losses and/or harm to our reputation
We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us, as well as other proceedings that raise issues that are generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, investments, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, at trial, or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law. Material pending litigation and regulatory matters affecting us and risks to our business presented by these proceedings, if any, are discussed in Note 11 of the notes to the interim condensed consolidated financial statements.

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
Current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us could have a material adverse effect on our business, financial condition or results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. Increased regulatory scrutiny and any resulting investigations or proceedings in any of the jurisdictions where we operate could result in new legal actions and precedents or changes in regulations that could adversely affect our business, financial condition and results of operations.
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
If we are required to return significant amounts of cash collateral in connection with our securities lending or otherwise need significant amounts of cash on short notice and we are forced to sell securities, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In the event of a forced sale, accounting guidance requires the recognition of a loss for securities in an unrealized loss position and may require the impairment of other securities based on our ability to hold those securities, which would negatively impact our financial condition, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures. In addition, under stressful capital market and economic conditions, liquidity broadly deteriorates, which may further restrict our ability to sell securities. Furthermore, if we decrease the amount of our securities lending activities over time, the amount of net investment income generated by these activities will also likely decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity” included in the 2016 Annual Report.

Our requirements to pledge collateral or make payments related to declines in estimated fair value of derivatives transactions or specified assets in connection with OTC-cleared, OTC-bilateral transactions and exchange traded derivatives may adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, and increase our costs of hedging
Many of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances and will increase as a result of the requirement to pledge initial margin for OTC-cleared transactions entered into after June 10, 2013 and for OTC-bilateral transactions entered into after the phase-in period, which would be applicable to us in 2020 as a result of the adoption by the Office of the Comptroller of the Currency, the Federal Reserve Board, FDIC, Farm Credit Administration and Federal Housing Finance Agency (collectively the “Prudential Regulators”), and the U.S. Commodity Futures Trading Commission (“CFTC”) of final margin requirements for non-centrally cleared derivatives. Although the final rules allow us to pledge a broad range of non-cash collateral as initial and variation margin, the Prudential Regulators, CFTC, central clearinghouses and counterparties may restrict or eliminate certain types of previously eligible collateral, or charge us to pledge such non-cash collateral, which would increase our costs and could adversely affect our liquidity and the composition of our investment portfolio. See “Regulation — Regulation of Over-the-Counter Derivatives” included in the 2016 Annual Report.
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

Our valuation of securities and investments and the determination of the amount of allowances and impairments taken on our investments are subjective and, if changed, could materially adversely affect our results of operations or financial condition
Fixed maturity and equity securities, as well as short-term investments that are reported at estimated fair value, represent the majority of our total cash and investments. We define fair value generally as the price that would be received to sell an asset or paid to transfer a liability. Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect of the estimated fair value amounts. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold may have a material adverse effect on our financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Estimated Fair Value of Investments” included in the 2016 Annual Report.
The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We reflect any changes in allowances and impairments in earnings as such evaluations are revised. However, historical trends may not be indicative of future impairments or allowances. In addition, any such future impairments or allowances could have a materially adverse effect on our earnings and financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Investment Impairments” included in the 2016 Annual Report.
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
Operational Risks
Gaps in our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business
We have developed and continue to develop risk management policies and procedures to reflect the ongoing review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be comprehensive and may not identify every risk to which we are exposed. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior to model or project potential future exposure. Models used by our business are based on assumptions and projections which may be inaccurate. Business decisions based on incorrect or misused model output and reports could have a material adverse impact on our results of operations. Model risk may be the result of a model being misspecified for its intended purpose, being misused or producing incorrect or inappropriate results. Models used by our business may not operate properly and could contain errors related to model inputs, data, assumptions, calculations, or output which could give rise to adjustments to models that may adversely impact our results of operations. As a result, these methods may not fully predict future exposures, which can be significantly greater than our historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will follow our risk management policies and procedures, nor can there be any assurance that our risk management policies and procedures will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, we may have to implement more extensive and perhaps different risk management policies and procedures under pending regulations. See “— Risks Related to our Business — Our variable annuity exposure management strategy may not be effective, may result in net income volatility and may negatively affect our statutory capital.”
The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s and MetLife’s disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively
Our business is highly dependent upon the effective operation of our computer systems and, for the duration of the Transition Services Agreement and other agreements with MetLife companies, MetLife’s computer systems. We rely on these systems throughout our business for a variety of functions, including processing new business claims, and post-issue transactions, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. We also retain confidential and proprietary information on such computer systems and we rely on sophisticated technologies to maintain the security of that information. Such computer systems have been, and will likely continue to be, subject to a variety of forms of cyber attacks with the objective of gaining unauthorized access to Brighthouse systems and data or disrupting Brighthouse operations. These include, but are not limited to, phishing attacks, malware, ransomware, denial of service attacks, and other computer-related penetrations. Administrative and technical controls and other preventive actions taken to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyber-attacks or other security breaches may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations. In addition, the availability and cost of insurance for operational and other risks relating to our business and systems may change and any such change may affect our results of operations.

In the event of a disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with our disaster recovery systems or, for the duration of the Transition Services Agreement and other agreements with MetLife companies, MetLife’s disaster recovery systems, could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. In addition, in the event that a significant number of our or MetLife’s managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.
The failure of our computer systems or, for the duration of the Transition Services Agreement and other agreements with MetLife companies, MetLife’s systems, and/or our respective disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. Vendors, distributors, and other third parties, including MetLife, provide operational or information technology services to us. The failure of such third parties’ or MetLife’s computer systems and/or their disaster recovery plans for any reason might cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While we maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, this insurance may not be sufficient to protect us against all losses. There can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Any failure to protect the confidentiality of customer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.
Our associates and those of MetLife may take excessive risks which could negatively affect our financial condition and business
As an insurance enterprise, we are in the business of accepting certain risks. The associates who conduct our business, including executive officers and other members of management, sales intermediaries, investment professionals, product managers, and other associates, as well as associates of MetLife who provide services to Brighthouse in connection with the Transition Services Agreement, the Third-Party Administrative Services Agreement or the Investment Management Agreements do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. Associates may take excessive risks regardless of the structure of our compensation programs and practices. Similarly, our controls and procedures designed to monitor associates’ business decisions and prevent them from taking excessive risks, and to prevent employee misconduct, may not be effective. If our associates take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and business operations.
General Risks
Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements
Our financial statements are subject to the application of GAAP, which is periodically revised. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB. The impact of accounting pronouncements that have been issued but not yet implemented will be disclosed in our reports filed with the SEC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Adoption of New Accounting Pronouncements.” The FASB issued several proposed amendments to the accounting for long duration insurance contracts on September 29, 2016. One of the proposed amendments, in particular, would require all guarantees associated with our variable annuity business to be accounted for at fair value, with changes in fair value reported in net income (excluding the change in fair value attributable to nonperformance risk, which would be reported in other comprehensive income). Any of the proposed amendments to the accounting for long duration insurance contracts, if adopted, would not be expected to be effective for several years after issuance of a final standard. An assessment of the potential impact of proposed FASB standards, including the proposed changes to long duration insurance accounting, is not provided as such proposals are subject to change through the exposure process and official positions of the FASB are determined only after extensive due process and deliberations. Therefore, the effects on our financial statements cannot be meaningfully assessed. The required adoption of future accounting standards could have a material adverse effect on our GAAP basis equity and results of operations, including on our net income.

We may not be able to protect our intellectual property and may be subject to infringement claims
We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete with other insurance companies and financial institutions. See “— Risks Related to Our Separation from, and Continuing Relationship with, MetLife — Our Separation from MetLife could adversely affect our business and profitability due to MetLife’s strong brand and reputation.”
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
We may experience difficulty in marketing and distributing products through our distribution channels
We distribute our products exclusively through a variety of third-party distribution channels. We may periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. Such distributors will be subject to differing commission structures, depending on the product sold, one of which is a level/asset-based commission structure; other products are subject to a more traditional commission structure. If a particular commission structure is not acceptable to these distributors, or if we are unsuccessful in attracting and retaining key associates who conduct our business, including wholesalers, and financial advisors, our sales of individual insurance, annuities and investment products could decline and our results of operations and financial condition could be materially adversely affected. See “— Risks Related to Our Business — Elements of our business strategy are new and may not be effective in accomplishing our objectives.”
Furthermore, an interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our results of operations and financial condition. Our Separation from MetLife could prompt some third parties to re-price, modify or terminate their distribution or vendor relationships with us. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our results of operations and financial condition. Distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including uncertainty related to our Separation from MetLife, changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. In addition, we rely on a core number of our distributors to produce the majority of our sales. If any one such distributor were to terminate its relationship with us or reduce the amount of sales which it produces for us, our results of operations could be adversely affected. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.
Because our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are unsuitable, we may suffer reputational and other harm to our business.

In addition, our distributors may also sell our competitors’ products. If our competitors offer products that are more attractive than ours, or pay higher commission rates to the sales representatives than we do, these representatives may concentrate their efforts in selling our competitors’ products instead of ours. Prior to the sale of MPCG to MassMutual we distributed a significant portion of our annuity products and insurance policies through MPCG. In connection with the sale we entered into an agreement which would permit us to serve as the exclusive manufacturer for certain proprietary products which would be offered through MassMutual’s career agent channel. We partnered with MassMutual to develop the initial product distributed under this arrangement, the Index Horizons fixed indexed annuity, and agreed on the terms of the related reinsurance. While the agreement has a term of 10 years, it is possible that MassMutual may terminate our exclusivity or the agreement itself in specified circumstances, such as our inability or failure to provide product designs that reasonably meet MassMutual requirements. Although we expect MassMutual to be an important distribution partner with respect to certain of our products, we believe that the level of sales, if any, produced through this channel will be materially less than the levels produced historically through MPCG.
Brighthouse may be unable to attract and retain key personnel to support our business
Our success depends, in large part, on Brighthouse’s ability to attract and retain key personnel. Brighthouse competes with other financial services companies for personnel primarily on the basis of compensation, support services and financial position. Intense competition exists for key personnel with demonstrated ability, and Brighthouse may be unable to hire or retain such personnel. The unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business due to loss of their skills, knowledge of our business, their years of industry experience and the potential difficulty of promptly finding qualified replacement personnel in North Carolina or elsewhere who are prepared to relocate. There are a number of open positions which Brighthouse needs to fill in order to operate consistent with its strategy going forward. Brighthouse may not be able to attract and retain qualified personnel to fill these open positions or replace or succeed members of its senior management team or other key personnel. Proposed rules implementing the executive compensation provisions of Dodd-Frank may limit the type and structure of compensation arrangements into which Brighthouse may enter with certain of its employees and officers. In addition, proposed rules under Dodd-Frank would prohibit the payment of “excessive compensation” to Brighthouse executives. These restrictions could negatively impact Brighthouse’s ability to compete with other companies in recruiting and retaining key personnel.
Brighthouse’s ability to attract and retain highly qualified independent sales intermediaries for our products may also be negatively affected by our Separation from MetLife. We may be required to lower the prices of our products, increase our sales commissions and fees, change long-term selling and marketing agreements and take other actions to maintain our relationship with our sales intermediaries and distribution partners, all of which could have an adverse effect on our financial condition and results of operations. We cannot accurately predict the long-term effect that our Separation from MetLife will have on our business, sales intermediaries, customers, distributors or associates who conduct our business. In addition, Brighthouse agreed in the Master Separation Agreement with MetLife that for a certain period following the date of the Master Separation Agreement, subject to customary exceptions regarding prior associates who conduct our business, general solicitation and employees who contact it without being solicited, Brighthouse will not solicit for employment certain current employees of MetLife or any of its affiliates. We cannot predict how this potential agreement not to solicit employees will impact our ability to attract and recruit associates necessary to the operation of our business.
Any failure to protect the confidentiality of client information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Pursuant to federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. In addition, most states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. Many of the associates who conduct our business have access to, and routinely process, personal information of clients through a variety of media, including information technology systems. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, our company and our associates. It is possible that an associate could, intentionally or unintentionally, disclose or misappropriate confidential client information or our data could be the subject of a cyber-attack. If we fail to maintain adequate internal controls or if our associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, we analyze customer data to better manage our business. There has been increased scrutiny, including from state regulators, regarding the use of “big data” techniques such as price optimization. We cannot predict what, if any, actions may be taken with regard to “big data,” but any inquiry in connection with our “big data” business practices could cause reputational harm and any limitations could have a material impact on our business, financial condition and results of operations.

We could face difficulties, unforeseen liabilities, asset impairments or rating actions arising from business acquisitions or dispositions.
We may engage in dispositions and acquisitions of businesses. Such activity exposes us to a number of risks arising from (i) potential difficulties achieving projected financial results including the costs and benefits of integration or deconsolidation; (ii) unforeseen liabilities or asset impairments; (iii) the scope and duration of rights to indemnification for losses; (iv) the use of capital which could be used for other purposes; (v) rating agency reactions; (vi) regulatory requirements that could impact our operations or capital requirements; (vii) changes in statutory or GAAP accounting principles, practices or policies; and (viii) certain other risks specifically arising from activities relating to a legal entity reorganization.
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
We may from time to time dispose of business or blocks of in-force business through outright sales, reinsurance transactions or by alternate means. After a disposition, we may remain liable to the acquirer or to third parties for certain losses or costs arising from the divested business or on other bases. We may also not realize the anticipated profit on a disposition or incur a loss on the disposition. In anticipation of any disposition, we may need to restructure our operations, which could disrupt such operations and affect our ability to recruit key personnel needed to operate and grow such business pending the completion of such transaction. In addition, the actions of key employees of the business to be divested could adversely affect the success of such disposition as they may be more focused on obtaining employment, or the terms of their employment, than on maximizing the value of the business to be divested. Furthermore, transition services or tax arrangements related to any such separation could further disrupt our operations and may impose restrictions, liabilities, losses or indemnification obligations on us. Depending on its particulars, a separation could increase our exposure to certain risks, such as by decreasing the diversification of our sources of revenue. Moreover, we may be unable to timely dissolve all contractual relationships with the divested business in the course of the proposed transaction, which may materially adversely affect our ability to realize value from the disposition. Such restructuring could also adversely affect our internal controls and procedures and impair our relationships with key customers, distributors and suppliers. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition.
Risks Related to Our Separation from, and Continuing Relationship with, MetLife
Our Separation from MetLife could adversely affect our business and profitability due to MetLife’s strong brand and reputation
Prior to the Distribution, as a wholly-owned subsidiary of MetLife, we marketed our products and services using the “MetLife” brand name and logo. We have also benefited from trademarks licensed in connection with the MetLife brand. We believe the association with MetLife provided us with preferred status among our customers, vendors and other persons due to MetLife’s globally recognized brand, reputation for high quality products and services and strong capital base and financial strength.
Our Separation from MetLife could adversely affect our ability to attract and retain customers, which could result in reduced sales of our products. In connection with the Distribution, Brighthouse entered into the Intellectual Property License Agreement and Master Separation Agreement with MetLife, pursuant to which we have a license to use certain trademarks and the “MetLife” name in certain limited circumstances, including as part of a marketing tag line, for a transition period or otherwise to refer to our historic affiliation with MetLife on selected materials for a limited period of time following the Distribution. Brighthouse has undergone operational and legal work to rebrand to “Brighthouse.”
We have filed trademark applications to protect the Brighthouse Financial name and logo, as well as certain of our products, in the United States. However, the registration of some of these trademarks is not complete and they may not all ultimately become registered. Our use of the Brighthouse Financial name for the Company or for our existing or any new products in the United States has been challenged by third parties, and we have become involved in legal proceedings to protect or defend our rights with respect to the Brighthouse Financial name and trademarks, all of which could have a material adverse effect on our business and results of operations. Although the parties to these proceedings have resolved this matter and dismissed the action, we are aware of other challenges to our trademarks that have not yet resulted in litigation.
As a result of our Separation from MetLife, some of our existing policyholders, contract owners and other customers have chosen, and some may in the future choose to stop doing business with us, which could increase the rate of surrenders and withdrawals in our policies and contracts. In addition, other potential policyholders and contract owners may decide not to purchase our products because we no longer are a part of MetLife.

The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party. Brighthouse may be unable to replace the services MetLife provides to us in a timely manner or on comparable terms
Brighthouse has contractual arrangements, such as the Transition Services Agreement, Investment Management Agreement, the Intellectual Property License Agreement, the Investment Finance Services Agreements entered into in connection with the Investment Management Agreements and other agreements that require MetLife affiliates to provide certain services to us, including the receipt of certain IT services pursuant to software license agreements that MetLife affiliates have with certain third-party software vendors, and the provision of investment management and related accounting and reporting services by MetLife Investment Advisors LLC with respect to our general and separate account investment portfolios. There can be no assurance that the services to be provided by the MetLife affiliates will be sufficient to meet our operational and business needs, that the MetLife affiliates will be able to perform such functions in a manner satisfactory to us or that any remedies available under these arrangements will be sufficient to us in the event of a dispute or nonperformance. Upon termination or expiration of any agreement between Brighthouse and MetLife affiliates, there can be no assurance that these services will be sustained at the same levels as they were when we were receiving such services from MetLife or that Brighthouse or we will be able to obtain the same benefits from another provider or that Brighthouse’s or our indemnity rights from such third parties will not be limited. Brighthouse or we may not be able to replace services and arrangements in a timely manner or on terms and conditions, including cost, as favorable as those we have previously received from MetLife. The agreements with the MetLife affiliates were entered into in the context of intercompany relationships that arose from enterprise-wide agreements with vendors, and we may have to pay higher prices for similar services from MetLife or unaffiliated third parties in the future.
There are incremental costs as a subsidiary of a separate, public company
As a result of the Separation, Brighthouse needed to replicate or replace certain functions, systems and infrastructure to which we do not have the same access. Brighthouse has also begun to make infrastructure investments in order to operate without the same access to MetLife’s existing operational and administrative infrastructure. These initiatives involve substantial costs, the hiring and integration of a large number of new employees, and integration of the new and expanded operations and infrastructure with our existing operations and infrastructure and, in some cases, the operations and infrastructure of our partners and other third parties. They also require significant time and attention from our senior management and others throughout Brighthouse, in addition to their day-to-day responsibilities running the business. Brighthouse’s operations and infrastructure need to be developed to support functions that were previously provided by MetLife at the enterprise level. There can be no assurance that Brighthouse will be able to establish and expand the operations and infrastructure to the extent required, in the time, or at the costs anticipated, and without disrupting our ongoing business operations in a material way, all of which could have a material adverse effect on our business and results of operations.
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
Risks Relating to the Distribution
If the Distribution were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we could be subject to significant tax liabilities
The Distribution was conditioned on the continued validity as of the distribution date of the private letter ruling that MetLife has received from the IRS regarding certain significant issues under the Code, and the receipt and continued validity of an opinion from MetLife’s tax advisor that the Distribution will qualify for non-recognition of gain or loss to MetLife and MetLife’s shareholders pursuant to Sections 355 and 361 of the Code, except to the extent of cash received in lieu of fractional shares, each subject to the accuracy of and compliance with certain representations, assumptions and covenants therein.
Notwithstanding the receipt of the private letter ruling and the tax opinion, the IRS could determine that the Distribution should be treated as a taxable transaction if it determines that any of the representations, assumptions or covenants on which the private letter ruling is based are untrue or have been violated. Furthermore, as part of the IRS’s policy, the IRS did not determine whether the Distribution satisfies certain conditions that are necessary to qualify for non-recognition treatment. Rather, the private letter ruling is based on representations by MetLife and Brighthouse that these conditions have been satisfied. The tax opinion addresses the satisfaction of these conditions.
The tax opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. In addition, the tax advisor relied on certain representations and covenants that have been delivered by MetLife and Brighthouse.

If the IRS ultimately determines that the Distribution is taxable, we could incur significant U.S. federal income tax liabilities, and Brighthouse could have an indemnification obligation to MetLife. For a more detailed discussion, see “— Potential indemnification obligation if the Distribution does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment, could materially adversely affect our financial condition.”
Potential indemnification obligations if the Distribution does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment, could materially adversely affect our financial condition
Generally, taxes resulting from the failure of the Distribution to qualify for non-recognition treatment for U.S. federal income tax purposes would be imposed on MetLife or MetLife’s shareholders and, under the Tax Separation Agreement, MetLife is generally obligated to indemnify Brighthouse against such taxes if the failure to qualify for tax-free treatment results from any action or inaction that is within MetLife’s control or if the failure results from any direct or indirect transfer of MetLife’s stock. MetLife may have an adverse interpretation of or object to its indemnification obligations to Brighthouse under the Tax Separation Agreement, and there can be no assurance that MetLife will be able to satisfy its indemnification obligation to Brighthouse or that such indemnification will be sufficient to us in the event of a dispute or nonperformance by MetLife. The failure of MetLife to fully indemnify Brighthouse could have a material adverse effect on our financial condition and results of operations.
In addition, MetLife will generally bear tax-related losses due to the failure of certain steps that were part of the Separation to qualify for their intended tax treatment. However, the IRS could seek to hold Brighthouse responsible for such liabilities, and under the Tax Separation Agreement, Brighthouse could be required, under certain circumstances, to indemnify MetLife and its affiliates against certain tax-related liabilities caused by those failures, to the extent those liabilities result from an action Brighthouse or its affiliates, including us, take or from any breach of Brighthouse’s or its affiliates’, including us, representations, covenants or obligations under the Tax Separation Agreement. Events triggering an indemnification obligation under the Tax Separation Agreement include ceasing to actively conduct Brighthouse’s business and events occurring after the Distribution that cause MetLife to recognize a gain under Section 355(e) of the Code. If the Distribution does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment, we could be required to pay material additional taxes or an indemnification obligation to MetLife, which could materially and adversely affect our financial condition. See “Certain Relationships and Related Person Transactions — Agreements Between Us and MetLife — Tax Agreements — Tax Separation Agreement” included in the Form 10.
We could be required to pay material additional taxes or suffer other material adverse tax consequences if the tax consequences of the Separation to us are not as expected
The Separation is expected to have certain federal income tax consequences to MetLife and to Brighthouse, including us, as set forth in a private letter ruling issued by the IRS to MetLife and opinions provided by MetLife’s tax advisors.  These opinions are not binding on the IRS or the courts, and the tax opinions and the private letter ruling do not address all of the tax consequences of the Separation to Brighthouse, including us.  The Separation is a complex transaction subject to numerous tax rules, including rules that could require us to reduce our tax attributes (such as the basis in our assets) in certain circumstances, and the application of these various rules to the Separation is not entirely clear. The ultimate tax consequences to us of the Separation may not be finally determined for many years and may differ from the tax consequences that we and MetLife currently expect and intend to report. As a result, we could be required to pay material additional taxes and to materially reduce the tax assets (or materially increase the tax liabilities) on our consolidated balance sheet.  These changes could impact our available capital, ratings or cost of capital. There can be no assurance that the Tax Separation Agreement will protect Brighthouse, including us, from any such consequences, or that any issue that may arise will be subject to indemnification by MetLife under the Tax Separation Agreement. As a result our financial condition and results of operations could be materially and adversely affected.
Disputes with MetLife regarding tax-related matters may affect our financial statements and business operations
In connection with the Separation from MetLife, Brighthouse entered into certain agreements that provide a framework for the ongoing relationship with MetLife, including a Tax Separation Agreement and a Tax Receivables Agreement. Brighthouse’s agreements with MetLife may not reflect terms that would have resulted from negotiation between unaffiliated parties. Such provisions may include, among other things, indemnification rights and obligations, the allocation of tax liabilities, and other payment obligations between Brighthouse, including us, and MetLife. Disagreements regarding the obligations of MetLife or Brighthouse, including us, under these agreements or any renegotiation of their terms could create disputes that may be resolved in a manner unfavorable to Brighthouse, including us. In addition, there can be no assurance that any remedies available under these agreements will be sufficient to Brighthouse, including us, in the event of a dispute or nonperformance by MetLife. The failure of MetLife to perform its obligations under these agreements (or claims by MetLife that Brighthouse has failed to perform its obligations under the agreements) may have a material adverse effect on our financial statements, and could consume substantial resources and attention thus creating a material adverse impact on our business performance.

Brighthouse is required to pay MetLife for certain tax benefits, which amounts are expected to be material
In partial consideration for the assets contributed by MetLife to Brighthouse, Brighthouse has entered into a Tax Receivables Agreement with MetLife that provides for the payment by Brighthouse to MetLife of 86% of the amount of cash savings, if any, in U.S. federal income tax that Brighthouse and its subsidiaries, including the us, actually realize (or are deemed to realize under certain circumstances, as discussed in more detail under the heading “Certain Relationships and Related Person Transactions — Agreements Between Us and MetLife — Tax Agreements — Tax Receivables Agreement” included in the Form 10) as a result of the utilization of Brighthouse’s and its subsidiaries’, including our, net operating losses, capital losses, tax basis and amortization or depreciation deductions in respect of certain tax benefits Brighthouse, including us, may realize as a result of certain transactions involved in the Separation, together with interest accrued from the date the applicable tax return is due (without extension) until the date the applicable payment is due.
Estimating the amount of payments that may be made under the Tax Receivables Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual amount and utilization of net operating losses, tax basis and other tax attributes, as well as the amount and timing of any payments under the Tax Receivables Agreement, will vary depending upon a number of factors, including the amount, character and timing of Brighthouse’s and its subsidiaries’, including our, taxable income in the future. The Base Case Scenario has not assumed any benefit from the deferred taxes that are subject to the Tax Receivables Agreement.
If Brighthouse breaches any of its material obligations under the Tax Receivables Agreement or undergoes a change of control as defined in the Tax Receivables Agreement, the Tax Receivables Agreement will terminate and Brighthouse will be required to make a lump sum payment equal to the present value of expected future payments under the Tax Receivables Agreement, which payment would be based on certain assumptions, including those relating to Brighthouse’s and its subsidiaries’, including our, future taxable income. Additionally, if Brighthouse or a direct or indirect subsidiary, including us, transfers any asset to a corporation with which Brighthouse does not file a consolidated tax return, Brighthouse will be treated as having sold that asset for its fair market value in a taxable transaction for purposes of determining the cash savings in income tax under the Tax Receivables Agreement. If Brighthouse sells or otherwise disposes of any of its subsidiaries, including us, in a transaction that is not a change of control, Brighthouse will be required to make a payment equal to the present value of future payments under the Tax Receivables Agreement attributable to the tax benefits of such subsidiary that is sold or disposed of, applying the assumptions described above. Any such payment resulting from a breach of material obligations, change of control, asset transfer or subsidiary disposition could be substantial and could exceed our actual cash tax savings.
Certain of our directors and officers may have actual or potential conflicts of interest because of their MetLife equity ownership or their former MetLife positions
Certain of the persons who currently are our executive officers and directors have been MetLife officers, directors or employees and, thus, will have professional relationships with MetLife’s executive officers, directors or employees. In addition, because of their former MetLife positions, certain of our directors and executive officers may own MetLife common stock, restricted stock or options to acquire shares of MetLife common stock, and, for some of these individuals, their individual holdings may be significant compared to their total assets. These relationships and financial interests may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for MetLife and us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between MetLife and Brighthouse regarding the terms of the agreements governing the Distribution and the Separation, and the relationship thereafter between the companies.
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
Date: November 9, 2017

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