Form 10-K
period 2017-12-31
BRIGHTHOUSE LIFE INSURANCE Co
filed 2018-03-22
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 21, 2018, 3,000 shares of the registrant’s common stock, $25,000 par value per share, were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

As used in this Annual Report on Form 10-K, “BLIC,” the “Company,” “we,” “us” and “our” refer to Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA (“MetLife USA”) or MetLife Insurance Company of Connecticut (“MICC”)), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). The term “Separation” refers to the separation of MetLife, Inc.’s former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, Brighthouse Financial, Inc., to hold the assets (including the equity interests of certain MetLife, Inc. subsidiaries) and liabilities associated with MetLife, Inc.’s former Brighthouse Financial segment from and after the Distribution; the term “Distribution” refers to the distribution on August 4, 2017 of 96,776,670 shares, or 80.8%, of the 119,773,106 shares of Brighthouse Financial, Inc. common stock outstanding immediately prior to the Distribution date by MetLife, Inc. to shareholders of MetLife, Inc. as of the record date for the Distribution.
Note Regarding Forward-Looking Statements
This report and other written or oral statements that we make from time to time may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements using words such as “anticipate,” “estimate,” “expect,” “project,” “may,” “will,” “could,” “intend,” “goal,” “target,” “forecast,” “objective,” “continue,” “aim,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include, without limitation, statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operating and financial results, as well as statements regarding the expected benefits of the Separation and the recapitalization actions.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of BLIC. These statements are based on current expectations and the current economic environment and involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others:

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

•	changes in accounting standards, practices and/or policies applicable to us;

•	the ability of our insurance subsidiaries to pay dividends to us;

•	our ability to market and distribute our products through distribution channels;

•
the impact of the Separation on our business and profitability due to MetLife’s strong brand and reputation, the increased costs related to replacing arrangements with MetLife with those of third parties;

•	whether the operational, strategic and other benefits of the Separation can be achieved, and our ability to implement our business strategy;

•	whether all or any portion of the Separation tax consequences are not as expected, leading to material additional taxes or material adverse consequences to tax attributes that impact us;

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

•
the potential material negative tax impact of the Tax Cuts and Jobs Act (the “Tax Act”) and other potential future tax legislation that could decrease the value of our tax attributes, lead to increased risked-based capital (“RBC”) requirements and cause other cash expenses, such as reserves, to increase materially and make some of our products less attractive to consumers;

•	whether the Distribution will qualify for non-recognition treatment for U.S. federal income tax purposes and potential indemnification to MetLife if the Distribution does not so qualify;

•	our ability to attract and retain key personnel; and

•	other factors described in this report and from time to time in documents that we file with the U.S. Securities and Exchange Commission (“SEC”).
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors,” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our quarterly reports on Form 10-Q, current reports on Form 8-K and other documents we file from time to time with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law. Please consult any further disclosures BLIC makes on related subjects in reports to the SEC.
Note Regarding Reliance on Statements in Our Contracts
See “Exhibit Index — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Annual Report on Form 10-K.

PART I
Item 1. Business

Business Overview
Brighthouse Life Insurance Company is a Delaware corporation originally incorporated in Connecticut in 1863. Brighthouse Life Insurance Company is licensed to issue insurance products in all U.S. states (except New York), the District of Columbia, the Bahamas, Guam, Puerto Rico, the British Virgin Islands and the U.S. Virgin Islands.
The Company offers a range of individual annuities and individual life insurance products. The Company is organized into three segments: Annuities, Life and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other. See “— Segments and Corporate & Other,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
Revenues derived from any customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2017, 2016 and 2015. Substantially all of our premiums, universal life and investment-type product policy fees and other revenues originated in the U.S. Financial information, including revenues, expenses, adjusted earnings, and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product groups, is provided in Note 2 of the Notes to the Consolidated Financial Statements. Adjusted earnings is a performance measure that is not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non- GAAP and Other Financial Disclosures” for a definition of such measure.
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
On October 5, 2016, Brighthouse Financial, Inc., which until the completion of the Separation on August 4, 2017 was a wholly-owned subsidiary of MetLife, Inc., filed a registration statement on Form 10 (as amended, the “Form 10”) with the SEC that was declared effective by the SEC on July 6, 2017. The Form 10 disclosed MetLife, Inc.’s plans to undertake several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) and include, among others, Brighthouse Life Insurance Company, Brighthouse Life Insurance Company of NY (“BHNY”), New England Life Insurance Company (“NELICO”), Brighthouse Investment Advisers, LLC (formerly known as MetLife Advisers, LLC) and certain affiliated reinsurance companies in the separated business, and distribute at least 80.1% of the shares of Brighthouse Financial, Inc.’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. In connection with the Restructuring, in April 2017 following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and BHNY to Brighthouse Life Insurance Company (the “Contribution Transactions”). The affiliated reinsurance companies were then merged into Brighthouse Reinsurance Company of Delaware (“BRCD”), a licensed reinsurance subsidiary of Brighthouse Life Insurance Company. See Note 3 of the Notes to the Consolidated Financial Statements for further information.
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
On August 4, 2017, MetLife, Inc. completed the Separation through a distribution of 96,776,670 of the 119,773,106 shares of the common stock of Brighthouse Financial Inc, representing 80.8% of MetLife Inc.’s interest in Brighthouse Financial Inc., to holders of MetLife, Inc. common stock.
On August 10, 2017, September 8, 2017 and October 26, 2017 the Company received capital contributions of $400 million, $100 million and $200 million, respectively, in cash from Brighthouse Holdings.

In July 2016, MetLife, Inc. completed the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of MetLife’s U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group (“MPCG”), including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc. MassMutual assumed all of the liabilities related to such assets that arise or occur (or have arisen or occurred) at or after the sale was closed. As part of the transactions, MetLife, Inc. and MassMutual entered into a product development agreement under which Brighthouse is the exclusive developer of certain annuity products to be issued by MassMutual. In connection with the Separation, Brighthouse entered into an agreement with MetLife, Inc., that among other things, provides for the sharing of certain liabilities that may arise with respect to this relationship.
Segments and Corporate & Other
The Company is organized into three segments: two ongoing business segments, Annuities and Life, and the Run-off segment. In addition, the Company reports certain of its results of operations in Corporate & Other.
Annuities
The Annuities segment consists of a variety of variable, fixed, index-linked and income annuities designed to address contract holders’ needs for protected wealth accumulation on a tax-deferred basis, wealth transfer and income security.
Life
The Life segment consists of insurance products and services, including term, whole, universal and variable life products designed to address policyholders’ needs for financial security and protected wealth transfer, which may be provided on a tax-advantaged basis. In addition to contributing to our revenues and earnings, mortality protection-based products offered by our Life segment diversify the longevity and other risks in our Annuity segment.
Pricing and Underwriting
Pricing
Life insurance pricing at issuance is based on the expected payout of benefits calculated using our assumptions for mortality, morbidity, premium payment patterns, sales mix, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Our product pricing models consider additional factors, such as hedging costs, reinsurance programs, and capital requirements. We have historically leveraged the actuarial capabilities and long history of MetLife. Our product pricing reflects our pricing standards and guidelines. We continually review our pricing guidelines in light of applicable regulations and to ensure that our policies remain competitive and supportive of our marketing strategies and profitability goals.
We have a dedicated unit, the primary responsibility of which is the development of product pricing standards and independent pricing and underwriting oversight for our insurance business. Further important controls around management of underwriting and pricing processes include regular experience studies to monitor assumptions against expectations, formal new product approval processes, periodic updates to product profitability studies and the use of reinsurance to manage our exposures, as appropriate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Reinsurance.”
Underwriting
Underwriting generally involves an evaluation of applications by a professional staff of underwriters and actuaries, who determine the type and the amount of insurance risk that we are willing to accept. We employ detailed underwriting policies, guidelines and procedures designed to assist the underwriters to properly assess and quantify such risks before issuing policies to qualified applicants or groups.
Insurance underwriting may consider not only an insured’s medical history, but also other factors such as the insured’s foreign travel, vocations, alcohol, drug and tobacco use, and the policyholder’s financial profile. We generally perform our own underwriting; however, certain policies are reviewed by intermediaries under guidelines established by us. Requests for coverage are reviewed on their merits and a policy is not issued unless the particular risk has been examined and approved in accordance with our underwriting guidelines.

The underwriting conducted by our corporate underwriting office and intermediaries is subject to periodic quality assurance reviews to maintain high standards of underwriting and consistency. The office is also subject to periodic external audits by reinsurers with whom we do business.
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
We continually review our underwriting guidelines (i) in light of applicable regulations and (ii) to ensure that our practices remain competitive and supportive of our marketing strategies, emerging industry trends and profitability goals.
Run-off
The Run-off segment consists of products no longer actively sold and which are separately managed, including structured settlements, pension risk transfer contracts, certain company-owned life insurance policies, funding agreements, and universal life with secondary guarantees (“ULSG”).
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Additionally, Corporate & Other includes assumed reinsurance of certain variable annuity products from a former affiliated operating joint venture in Japan. Under this in-force reinsurance agreement, the Company reinsured living and death benefit guarantees issued in connection with variable annuity products. Also, Corporate & Other includes a reinsurance agreement to assume certain blocks of indemnity reinsurance from a former affiliate. These reinsurance agreements were recaptured effective November 1, 2014. Corporate & Other also includes the elimination of intersegment amounts, long-term care and workers compensation business reinsured through 100% quota share reinsurance agreements, and a portion of MetLife’s former U.S. insurance business sold direct to consumers, which is no longer being offered for new sales.
Sales Distribution
We distribute our annuity and life insurance products through a diverse network of independent distribution partners. Our partners include over 400 national and regional brokerage firms, banks, other financial institutions and financial planners, in connection with the sale of our annuity products, and general agencies, financial advisors, brokerage general agencies and financial intermediaries, in connection with the distribution of our life insurance products. We believe this strategy will permit us to maximize penetration of our target markets and distribution partners without incurring the fixed costs of maintaining a proprietary distribution channel and will facilitate our ability to quickly comply with evolving regulatory requirements applicable to the sale of our products.
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
Reinsurance Activity
In connection with our risk management efforts and in order to provide opportunities for growth and capital management, we enter into reinsurance arrangements pursuant to which we cede certain insurance risks to unaffiliated reinsurers (“Unaffiliated Third-party Reinsurance”). We also enter into reserve financing and other transactions involving the assumption and cession of insurance risks with affiliated reinsurers and ceding companies (“Affiliated Reinsurance”). We discuss below our use of Unaffiliated Third-party Reinsurance, as well as our use of Affiliated Reinsurance. We also discuss the cession of a block of legacy insurance liabilities to a third party and related indemnification and assignment arrangements.
Unaffiliated Third-Party Reinsurance
We cede risks to third parties in order to limit losses, minimize exposure to significant risks and provide capacity for future growth. We enter into various agreements with reinsurers that cover groups of risks, as well as individual risks. Our ceded reinsurance to third parties is primarily structured on a treaty basis as coinsurance, yearly renewable term, excess or catastrophe excess of retention insurance. These reinsurance arrangements are an important part of our risk management strategy because they permit us to spread risk and minimize the effect of losses. The extent of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum retention limits based on the characteristics and relative cost of reinsurance. We also cede first dollar mortality risk under certain contracts. In addition to reinsuring mortality risk, we cede other risks, as well as specific coverages.
Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event that we pay a claim. Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event the reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible.
We have historically reinsured the mortality risk on our life insurance policies primarily on an excess of retention basis or on a quota share basis. When we cede risks to a reinsurer on an excess of retention basis we retain the liability up to a contractually specified amount and the reinsurer is responsible for indemnifying us for amounts in excess of the liability we retain, subject sometimes to a cap. When we cede risks on a quota share basis we share a portion of the risk within a contractually specified layer of reinsurance coverage. We reinsure on a facultative basis for risks with specified characteristics. On a case by case basis, we may retain up to $20 million per life and reinsure 100% of the risk in excess of $20 million. We also reinsure portions of the risk associated with certain whole life policies to a former affiliate and we assume certain term life policies and universal life policies with secondary death benefit guarantees issued by a former affiliate. We routinely evaluate our reinsurance program and may increase or decrease our retention at any time.
We also reinsure portions of the living and death benefit guarantees issued in connection with variable annuities to unaffiliated reinsurers. Under these arrangements, we typically pay a reinsurance premium based on fees associated with the guarantees collected from contract holders, and receive reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. We reinsure 100% of certain variable annuity risks to a former affiliate. We also assume 100% of the living and death benefit guarantees issued in connection with certain variable annuities issued by our affiliated, NELICO.

Our reinsurance is diversified with a group of well-capitalized, highly rated reinsurers. We analyze recent trends in arbitration and litigation outcomes in disputes, if any, with our reinsurers. We monitor ratings and evaluate the financial strength of our reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. We generally secure large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit.
We reinsure, through 100% quota share reinsurance agreements, certain run-off long-term care and workers’ compensation business that we have originally written. For products formerly issued by MetLife’s Retirement & Income Solutions business (formerly known as Corporate Benefit Funding), we have periodically engaged in reinsurance activities on an opportunistic basis.
Affiliated Reinsurance
We are required to calculate reserves for term life products and ULSG products pursuant to the NAIC Valuation of Life Insurance Model Regulation (“Regulation XXX”) and the NAIC Actuarial Guideline 38 (“Guideline AXXX”), respectively. Affiliated reinsurance companies are affiliated insurance companies licensed under specific provisions of insurance law of their respective jurisdictions, such as the Special Purpose Financial Captive law adopted by several states including Delaware, and have a very narrow business plan that specifically restricts the majority or all of their activity to reinsuring business from their affiliates. We are party to reinsurance agreements with a former affiliate in order to mitigate risk, as well as free up capital, which can be used for diverse corporate purposes. Additionally, our reinsurance subsidiary, BRCD, was formed to manage our capital and risk exposures and to support our various operations, through the use of affiliated reinsurance arrangements and related reserve financing. See “Risk Factors — Risks Related to Our Business — We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases and new financings may be subject to limited market capacity” and “Regulation — Insurance Regulation.”
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
Long-Term Care Reinsurance and Indemnity
In 2005, our former parent, MetLife acquired Travelers from Citigroup. Travelers was redomesticated to Delaware in 2014, merged with two affiliated life insurance companies and a former offshore, reinsurance subsidiary and renamed MetLife USA, now BLIC. Prior to this acquisition, Travelers agreed to reinsure a 90% quota share of its long-term care insurance business to certain affiliates of General Electric Company, which following a spin-off became part of Genworth Financial, Inc. (“Genworth”) and subsequently agreed to reinsure the remaining 10% quota share of such long-term care insurance business to what became Genworth. The applicable Genworth reinsurers, Genworth Life Insurance Company and Genworth Life Insurance Company of New York, established trust accounts for our benefit to secure their obligations under such arrangements with qualifying collateral. Although the Genworth reinsurers are primarily obligated for the liabilities of the long-term care insurance business, such reinsurance arrangements do not relieve BLIC of its direct liability under the ceded long-term care insurance policies. In connection with the acquisition of Travelers by MetLife, Citigroup agreed to indemnify MetLife for any losses and certain other payment obligations MetLife might incur with respect to the long-term care insurance business reinsured by Genworth. Prior to the Separation from MetLife, MetLife assigned its indemnification rights to us with the consent of Citigroup and, together with MetLife, we agreed to comply with certain obligations relating to these indemnification rights in connection with the long-term care insurance business. The long-term care insurance business of Travelers had reserves of $6.5 billion at December 31, 2017 and BLIC had reinsurance recoverables of $6.5 billion associated with the reinsurance transaction with Genworth at December 31, 2017.

Regulation

Overview
We and our life insurance subsidiaries, BRCD and BHNY, are regulated primarily at the state level, with some products and services also subject to federal regulation. Furthermore, some of our operations, products and services are subject to ERISA, consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
Insurance Regulation
State insurance regulation generally aims at supervising and regulating insurers, with the goal of protecting policyholders and ensuring that insurance companies remain solvent. Insurance regulators have increasingly sought information about the potential impact of activities in holding company systems as a whole and have adopted laws and regulations enhancing “group-wide” supervision. See “— Holding Company Regulation” for information regarding an enterprise risk report.
We are and each of our insurance subsidiaries is licensed and regulated in each U.S. jurisdiction where it conducts insurance business. Brighthouse Life Insurance Company is licensed to issue insurance products in all U.S. states (except New York), the District of Columbia, the Bahamas, Guam, Puerto Rico, the British Virgin Islands and the U.S. Virgin Islands. BHNY is only licensed to issue insurance products in New York. The primary regulator of an insurance company, however, is the insurance regulator in its state of domicile. Brighthouse Life Insurance Company is domiciled in Delaware and BHNY is domiciled in New York, and regulated by the Delaware Department of Insurance and the New York State Department of Financial Services (“NYDFS”), respectively. In addition, BRCD, which provides reinsurance to us and BHNY, is domiciled in Delaware and regulated by the Delaware Department of Insurance.
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

•	regulating advertising and marketing of insurance products;

•	protecting privacy;

•	establishing statutory capital (including RBC) and reserve requirements and solvency standards;

•	specifying the conditions under which a ceding company can take credit for reinsurance in its statutory financial statements (i.e., reduce its reserves by the amount of reserves ceded to a reinsurer);

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	adopting and enforcing suitability standards with respect to the sale of annuities and other insurance products;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.
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

State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time may make inquiries regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted. See Note 14 of the Notes to the Consolidated Financial Statements.
Holding Company Regulation
Insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (i.e., insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. The National Association of Insurance Commissioners (“NAIC”) adopted revisions to the NAIC Insurance Holding Company System Model Act (“Model Holding Company Act”) and the Insurance Holding Company System Model Regulation (“Model Holding Company Regulation”) in December 2010 and December 2014. Certain of the states, including Delaware, have adopted insurance holding company laws and regulations in a substantially similar manner to the model law and regulation. Other states, including New York, have adopted modified versions, although their supporting regulation is substantially similar to the model regulation.
Insurance holding company regulations generally provide that no person, corporation or other entity may acquire control of an insurance company, or a controlling interest in any parent company of an insurance company, without the prior approval of such insurance company’s domiciliary state insurance regulator. Under the laws of both of Delaware and New York, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. The state insurance regulators, however, may find that “control” exists in circumstances in which a person owns or controls less than 10% of voting securities.
The laws and regulations regarding acquisition of control transactions may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving us, including through unsolicited transactions.
The insurance company laws and regulations include a requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurance holding company system identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. To date, all of the states where Brighthouse has domestic insurers have enacted this enterprise risk reporting requirement.
State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Dividends in excess of prescribed limits and transactions above a specified size between an insurer and its affiliates require the approval of the insurance regulator in the insurer’s state of domicile.
Under the Delaware Insurance Code, Brighthouse Life Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its net statutory gain from operations for the immediately preceding calendar year (excluding realized capital gains), not including pro rata distributions of Brighthouse Life Insurance Company’s own securities. Brighthouse Life Insurance Company will be permitted to pay a stockholder dividend in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner and the Delaware Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)”) as of the immediately preceding calendar year requires insurance regulatory approval. Under the Delaware Insurance Code, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.

Effective for dividends paid during 2016 and going forward, the New York Insurance Law was amended permitting BHNY, without prior insurance regulatory clearance, to pay stockholder dividends to its parent in any calendar year based on either of two standards. Under one standard, BHNY is permitted, without prior insurance regulatory clearance, to pay dividends out of earned surplus (defined as positive “unassigned funds (surplus)”), excluding 85% of the change in net unrealized capital gains or losses (less capital gains tax), for the immediately preceding calendar year), in an amount up to the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not to exceed 30% of surplus to policyholders as of the end of the immediately preceding calendar year. In addition, under this standard, BHNY may not, without prior insurance regulatory clearance, pay any dividends in any calendar year immediately following a calendar year for which its net gain from operations, excluding realized capital gains, was negative. Under the second standard, if dividends are paid out of other than earned surplus, BHNY may, without prior insurance regulatory clearance, pay an amount up to the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). In addition, BHNY will be permitted to pay a dividend to its parent in excess of the amounts allowed under both standards only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Financial Services (the “Superintendent”) and the Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing. Under New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. Dividends are not anticipated to be paid by BHNY in 2018.
Under BRCD’s plan of operations, no dividend or distribution may be made by BRCD without the prior approval of the Delaware Commissioner. During the year ended December 31, 2017, BRCD paid an extraordinary cash dividend of $535 million to Brighthouse Life Insurance Company.
See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” See also “Dividend Restrictions” in Note 11 of the Notes to the Consolidated Financial Statements for further information regarding such limitations.
Own Risk and Solvency Assessment Model Act
In September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been enacted by our insurance subsidiaries’ domiciliary states. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. To date, all of the states where Brighthouse has domestic insurers have enacted ORSA.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on numerous rulemaking initiatives required or permitted by Dodd-Frank and the various studies mandated by Dodd-Frank, a number of which remain to be completed.

Dodd-Frank established the Federal Insurance Office (“FIO”) within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the United States, as well as to collect information about the insurance industry, negotiate covered agreements with one or more foreign governments and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council (“FSOC”) and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. However, the report also discussed potential federal solutions if states fail to modernize and improve regulation and some of the report’s recommendations, for instance, favored a greater federal role in monitoring financial stability and identifying issues or gaps in the regulation of large national and internationally active insurers.
Under the provisions of Dodd-Frank relating to the resolution or liquidation of certain types of financial institutions, if Brighthouse or another financial institution were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the Federal Deposit Insurance Corporation (“FDIC”) as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the U.S. Under this new regime an insurance company such as Brighthouse Life Insurance Company, BHNY or NELICO would be resolved in accordance with state insurance law. If the FDIC were to be appointed as the receiver for another type of company (including an insurance holding company such as Brighthouse Financial, Inc.), the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. The FDIC’s purpose under the liquidation regime is to mitigate the systemic risks the institution’s failure poses, which is different from that of a bankruptcy trustee under the Bankruptcy Code. In an FDIC-managed liquidation, the holders of such company’s debt could in certain respects be treated differently than under the Bankruptcy Code. As required by Dodd-Frank, the FDIC has established rules relating to the priority of creditors’ claims and the potentially dissimilar treatment of similarly situated creditors. These provisions could apply to some financial institutions whose outstanding debt securities we hold in our investment portfolios.
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
On September 22, 2017, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative entered into a bilateral covered agreement on insurance and reinsurance with the European Union (the “Covered Agreement”), which addresses, among other things, reinsurance collateral requirements and insurance group supervision. In connection with the announcement of its signature, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative released a “Statement of the United States on the Covered Agreement with the European Union” (the “Policy Statement”). To comply with the terms of the Covered Agreement, the Policy Statement encourages each U.S. state to adopt applicable credit for reinsurance laws and regulations and to phase out the amount of collateral required for full credit for reinsurance cessions to European Union reinsurers. It also states that the U.S. expects that the group capital calculation under development by the NAIC will satisfy the Covered Agreement’s group capital assessment requirement. The Covered Agreement is to be fully applicable to the U.S. and the European Union 60 months after signature. However, some parts of the agreement are subject to further procedural requirements, and so full implementation of the Covered Agreement may occur, if at all, only after a significant period of time.
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

In December of 2017, the NAIC approved revisions to its Life and Health Insurance Guaranty Association Model Act governing assessments for long-term care insurance. The revisions include a 50/50 split between life and health carriers for future long term care insolvencies, the inclusion of HMOs in the assessment base, and no change to the premium tax offset. Several states are now considering legislation to codify these changes into law, and more states are expected to propose legislation in their 2018 legislative sessions.
In the past five years, the aggregate assessments levied against us have not been material. We have established liabilities for guaranty fund assessments that we consider adequate. See “Risk Factors — Regulatory and Legal Risks — State insurance guaranty associations” and Note 14 of the Notes to the Consolidated Financial Statements for additional information on the guaranty association assessments.
Insurance Regulatory Examinations and Other Activities
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. During the years ended December 31, 2017, 2016 and 2015, the Company did not receive any material adverse findings resulting from state insurance department examinations of it or any of its insurance subsidiaries.
Regulatory authorities in a small number of states, the Financial Industry Regulatory Authority, Inc. (“FINRA”) and, occasionally, the SEC, have had investigations or inquiries relating to sales of individual life insurance policies, annuities or other products by us or our affiliates. These investigations have focused on the conduct of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, and sales and replacements of annuities and certain riders on such annuities. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner.
In addition, claims payment practices by insurance companies have received increased scrutiny from regulators. See Note 14 of the Notes to the Consolidated Financial Statements for further information regarding unclaimed property inquiries and related litigation and sales practices claims.
Policy and Contract Reserve Adequacy Analysis
Annually, our insurance subsidiaries, including BRCD, are required to conduct an analysis of the adequacy of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the contractual obligations and related expenses of the insurance subsidiaries. The adequacy of the statutory reserves is considered in light of the assets held by the insurer with respect to such reserves and related actuarial items including, but not limited to, the investment earnings on such assets, and the consideration anticipated to be received and retained under the related policies and contracts. An insurance company may increase reserves in order to submit an opinion without qualification. Since the inception of this requirement, our insurance subsidiaries, which are required by their states of domicile to provide these opinions, have provided such opinions without qualifications.

NAIC
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
In 2015, the NAIC commissioned an initiative to identify changes to the statutory framework for variable annuities that can remove or mitigate the motivation for insurers to engage in captive reinsurance transactions. In September 2015, a third-party consultant engaged by the NAIC provided the NAIC with a preliminary report covering several sets of recommendations regarding Actuarial Guideline 43 (“AG 43”) and RBC C3 Phase II reserve requirements. These recommendations generally focus on (i) mitigating the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) removing the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitating greater harmonization across insurers and products for greater comparability. An updated variable annuity reserve and capital framework proposal was presented at the August 2016 NAIC meeting, followed by a 90-day comment period on the proposal. This updated proposal included the initial recommendations from 2015, but also some new aspects. The standard scenario floor for reserves may incorporate multiple paths. The stochastic calculations may include alternative calibration criteria for equities and other market risk factors, and the RBC C3 Phase II component may reflect a new level of capitalization. The NAIC is continuing its consideration of these recommendations. These recommendations, if adopted, would likely apply to all existing business and may materially change the sensitivity of reserve and capital requirements to capital markets including interest rate, equity markets and volatility, as well as prescribed assumptions for policyholder behavior. It is not possible at this time to predict whether the amount of reserves or capital required to support our variable annuity contracts would increase or decrease if the NAIC adopts any new model laws, regulations and/or other standards applicable to variable annuity business after considering such recommendations, nor is it possible to predict the materiality of any such increase or decrease. It is also not possible to predict the extent to which any such model laws, regulations and/or other standards would affect the effectiveness and design of our risk mitigation and hedging programs. Furthermore, no assurances can be given to whether any such model laws, regulations and/or other standards will be adopted or to the timing of any such adoption.
The NAIC has adopted a new approach for the calculation of life insurance reserves, known as principle-based reserving (“PBR”). PBR became operative on January 1, 2017 in those states where it has been adopted, to be followed by a three-year phase-in period for business issued on or after this date. The Delaware Department of Insurance implemented PBR on January 1, 2017, and the New York State Department of Financial Services (“NYDFS”) has publicly stated its intention to implement this approach subject to a working group of the NYDFS establishing the necessary reserves safeguards and the adoption of enabling legislation by the New York legislature.
The NAIC, as well as certain state regulators are currently considering implementing regulations that would apply an impartial conduct standard similar to the Fiduciary Rule to recommendations made in connection with certain annuities and, in the case of New York, life insurance policies. In particular, on December 27, 2017, the NYDFS proposed regulations that would adopt a “best interest” standard for the sale of life insurance and annuity products in New York. The likelihood of enactment of these regulations is uncertain at this time, but if implemented, these regulations could have significant adverse effects on our business and consolidated results of operations.
The NAIC is considering revisions to RBC factors for bonds, real estate, common stock and collateral pledged to support Federal Home Loan Bank (“FHLB”) advances, as well as developing RBC charges for operational and longevity risk. We cannot predict the impact of any potential proposals that may result from these studies.
We cannot predict the capital and reserve impacts or compliance costs, if any, that may result from the above initiatives.
Surplus and Capital; Risk-Based Capital
The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. We are subject to RBC requirements and other minimum statutory capital and surplus requirements imposed under Delaware insurance law and BHNY is subject to similar requirements imposed under New York insurance law. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk, including equity, interest rate and expense recovery risks associated with variable annuities that contain guaranteed minimum death and living benefits. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. As of the date of our most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of each of our insurance subsidiaries was in excess of each of those RBC levels. See “Statutory Equity and Income” in Note 11 of the Notes to the Consolidated Financial Statements.
Regulation of Investments
We are subject to state laws and regulations that require diversification of investment portfolios and limit the amount of investments that we may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that our investments complied, in all material respects, with such regulations at December 31, 2017.
Cybersecurity Regulation
On February 16, 2017, the NYDFS announced the adoption of a new cybersecurity regulation for financial services institutions, including banking and insurance entities, under its jurisdiction. The new regulation became effective on March 1, 2017 and will be implemented in stages commencing 180 days later. Among other things, this new regulation requires these entities to establish and maintain a cybersecurity program designed to protect the consumers’ private data. The new regulation specifically provides for: (i) implementation and maintenance of, and a governance framework for overseeing, the cybersecurity program and a cybersecurity policy based on a risk assessment to be periodically conducted; (ii) development of access controls and other technology standards for data protection, and the monitoring and testing of the cybersecurity program, in accordance with the entity’s risk assessment; (iii) implementation of policies and procedures designed to ensure the security of private data accessible to or held by third-party service providers; (iv) minimum standards for cyber breach responses, including an incident response plan, preservation of data to respond to such breaches, and notice to NYDFS of material events; and (v) annual certifications of regulatory compliance to the NYDFS. In addition to New York’s cybersecurity regulation, the NAIC adopted the Insurance Data Security Model Law in October 2017. Under the model law, companies that are compliant with the NYDFS cybersecurity regulation are deemed also to be in compliance with the model law. The purpose of the model law is to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information.
NYDFS Insurance Regulation 210
On March 19, 2018, NYDFS Insurance Regulation 210: Life Insurance and Annuity Non-Guaranteed Elements, will take effect. The regulation establishes standards for the determination and readjustment of non-guaranteed elements (“NGEs”) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued in New York. In addition, the regulation establishes guidelines for related disclosure to NYDFS and policy owners. The regulation applies to all individual life insurance policies, individual annuity contracts and certain group life insurance and group annuity certificates. NGEs include such policy elements as expense rates and interest crediting rates.
Department of Labor and ERISA Considerations
We manufacture annuities for third parties to sell to tax-qualified pension plans, retirement plans and IRAs, as well as individual retirement annuities sold to individuals that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). Also, a portion of our in-force life insurance products are held by tax-qualified pension and retirement plans. While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries of a Plan subject to Title I of ERISA (an “ERISA Plan”) must perform their duties solely in the interests of the ERISA Plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the DOL, the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation (“PBGC”).

In addition, the prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA qualified plans, plan participants and IRAs if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen.
The DOL issued new regulations on April 6, 2016 that became applicable on June 9, 2017 (the “Fiduciary Rule”). As initially adopted, these rules substantially expand the definition of “investment advice,” thereby broadening the circumstances under which distributors and manufacturers can be considered fiduciaries under ERISA or the Code and subject to an impartial or “best interests” standard in providing such advice. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests.
In connection with the promulgation of the Fiduciary Rule, the DOL also issued amendments to certain of its prohibited transaction exemptions, and issued the Best Interest Contract Exemption (“BIC”), a new prohibited transaction exemption that imposes more significant disclosure and contract requirements to certain transactions involving ERISA plans, plan participants and IRAs. The new and amended exemptions increase fiduciary requirements and fiduciary liability exposure for transactions involving ERISA plans, plan participants and IRAs. The application of the BIC contract and point of sale disclosures required under BIC and the changes made to prohibited transaction exemption 84-24 were delayed until July 1, 2019, except for the impartial conduct standards (i.e., compliance with the “best interest” standard, reasonable compensation, and no misleading statements), which are applicable as of June 9, 2017. Contracts entered into prior to June 9, 2017 are generally “grandfathered” and, as such, are not subject to the requirements of the rule and related exemptions. To retain “grandfathered” status for annuity products, no investment recommendations may be made after the applicability date of the final regulation with respect to such annuity products that were sold to ERISA plans or IRAs.
MetLife sold MPCG, its former Retail segment’s proprietary distribution channel, in July 2016 to MassMutual to complete a transition to an independent third-party distribution model. We will not be engaging in direct distribution of retail products, including IRA products and retail annuities sold into ERISA plans and IRAs, and therefore we anticipate that we will have limited exposure to the new DOL regulations, as the application of the vast majority of the provisions of the new DOL regulations are targeted at such retail products. Specifically, the most onerous of the requirements under the DOL Fiduciary Rule, as currently adopted, relate to BIC. The DOL guidance makes clear that distributors, not manufacturers, are primarily responsible for BIC compliance. However, we will be asked by our distributors, to assist them with preparing the voluminous disclosures required under BIC. Furthermore, if we want to retain the “grandfathered” status described above of current contracts, we will be limited in the interactions we can have directly with customers and the information that can be provided. We also anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
On February 3, 2017, President Trump, in a memorandum to the Secretary of Labor, requested that the DOL prepare an updated economic and legal analysis concerning the likely impact of the new rules, and possible revisions to the rules. In response to President Trump’s request, on June 29, 2017, the DOL issued a request for information related to the Fiduciary Rule and also the DOL’s new and amended exemptions that were published in conjunction with the final rule. The request for information sought public input that could lead to new exemptions or changes and revisions to the final rule. On November 29, 2017, the DOL finalized an 18 month delay, from January 1, 2018 to July 1, 2019, of the applicability of significant portions of the previously proposed exemptions (including BIC and prohibited transaction exemption 84-24), to afford sufficient time to review further the previously adopted rules and such exemptions. The DOL also updated its enforcement policy to indicate that the DOL and IRS will not pursue claims, until July 1, 2019, against fiduciaries who are working diligently and in good faith to comply with the final Fiduciary Rule or treat those fiduciaries as being in violation of the final rule.
On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit issued a decision vacating the Fiduciary Rule, overturning a lower court ruling that rejected a challenge to the rule. The Court of Appeals decision, if allowed to stand, would nullify the Fiduciary Rule in its entirety. As of the filing date of this Annual Report on Form 10-K, another case challenging the Fiduciary Rule was pending before the U.S. Court of Appeals for the District of Columbia Circuit.
While we continue to analyze the impact of the final regulations on our business and work diligently to comply with the final rule, subject to its continued applicability, we anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis.

The change of administration, the DOL’s June 29, 2017 request for information related to the Fiduciary Rule and related exemptions, the November 29, 2017 extension of the applicability of many of the conditions of the proposed and revised exemptions, and the March 15, 2018 Court of Appeals Decision leave uncertainty over whether the regulations will be substantially modified, repealed or vacated. This uncertainty could create confusion among our distribution partners, which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any such legislation or regulations may have on our business, results of operations and financial condition. See also “— NAIC” for a discussion of efforts by the NAIC and state regulators to implement regulations that would apply an impartial conduct standard similar to the Fiduciary Rule.
On July 11, 2016, the DOL, the IRS and the PBGC proposed revisions to the Form 5500, the form used for ERISA annual reporting. The DOL included the proposed revisions in its Fall 2017 regulatory agenda released December 14, 2017. The revisions affect employee pension and welfare benefit plans, including our ERISA plans and require audits of information, self-directed brokerage account disclosure requirements and additional extensive disclosure. We cannot predict the effect these proposals, if enacted, will have on our business, or what other proposals may be made, what legislation, regulations or exemptions may be introduced or enacted or the impact of any such legislation, regulations or exemptions on our results of operations and financial condition.
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
Federal Tax Reform
On December 22, 2017, President Trump signed the Tax Act into law, resulting in sweeping changes to the tax code. The Tax Act reduced the corporate tax rate to 21%, reduced interest expense deductibility, increased capitalization amounts for deferred acquisition costs, eliminated the corporate alternative minimum tax, provided for determining reserve deductions at 92.81% of statutory reserves, and reduced the dividend received deduction. Most of the changes in the Tax Act are effective as of January 1, 2018.
The reduction in the corporate rate will require a one-time remeasurement of certain deferred tax items. For the estimated impact of the Tax Act on our financial statements, including the estimated impact resulting from the remeasurement of our deferred tax assets and liabilities, see Note 13 of the Notes to the Consolidated Financial Statements. Our actual results may materially differ from our current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions we have preliminarily made. We will continue to analyze the Tax Act to finalize its financial statement impact.
Consumer Protection Laws
Numerous federal and state laws affect our earnings and activities, including federal and state consumer protection laws. As part of Dodd-Frank, Congress established the Consumer Financial Protection Bureau (“CFPB”) to supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services subject to the CFPB’s jurisdiction generally exclude insurance business of the kind in which we engage, the CFPB does have authority to regulate non-insurance consumer services we may provide.

Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of currently traded OTC derivatives and imposes additional costs, including new reporting and margin requirements, and will likely impose additional regulation on us. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements, including the requirement to pledge initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties), and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties) entered into after the phase-in period. The initial margin requirements for OTC-bilateral transactions will likely be applicable to us in September 2020. The increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, will likely require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for OTC-cleared and OTC-bilateral transactions. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
Dodd-Frank also expanded the definition of “swap” and mandated the SEC and the U.S. Commodity Futures Trading Commission (“CFTC”) (collectively, the “Commissions”) to study whether “stable value contracts” should be treated as swaps. Pursuant to the new definition and the Commissions’ interpretive regulations, products offered by our insurance subsidiaries other than stable value contracts might also be treated as swaps, even though we believe otherwise. Should such products become regulated as swaps, we cannot predict how the rules would be applied to them or the effect on such products’ profitability or attractiveness to our clients. Federal banking regulators have recently adopted new rules that will apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with certain banking institutions and certain of their affiliates. These new rules, which will begin to go into effect in 2019, will generally  require the banking institutions and their applicable affiliates to include contractual provisions in their  qualified financial contracts that limit or delay certain rights of their counterparties including  counterparties’ default rights (such as the right to terminate the contracts or foreclose on collateral)  and restrictions on assignments and transfers of credit enhancements (such as guarantees) arising in  connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy,  insolvency, resolution or similar proceeding. To the extent that any of the derivatives, securities lending agreements or repurchase agreements that we enter into are subject to these new rules, it could limit our recovery in the event of a default and increase our counterparty risk.
Securities and Investment Advisor Regulation
Some of our activities in offering and selling variable insurance products, as well as certain fixed interest rate contracts, are subject to extensive regulation under the federal securities laws administered by the SEC. We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by these registered separate accounts are registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”). We also issue fixed interest rate or index-linked contracts with features that require them to be registered as securities under the Securities Act. Certain variable contract separate accounts sponsored by us are exempt from registration under the Securities Act and the Investment Company Act, but may be subject to other provisions of the federal securities laws. In addition, because our variable contracts are required to be sold by broker-dealers that are FINRA members, sales of our variable contracts also are subject to the requirements of FINRA rules.
Federal, state and other securities regulatory authorities, including the SEC and FINRA, may from time to time make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations. We will cooperate with such inquiries and examinations and take corrective action when warranted. See “— Insurance Regulation — Insurance Regulatory Examinations and Other Activities.”
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

Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. See Note 14 of the Notes of the Consolidated Financial Statements.
Company Ratings
Financial strength ratings represent the opinions of rating agencies, including A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Global Ratings (“S&P”), regarding the ability of an insurance company to meet its financial obligations to policyholders and contract holders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Rating Agencies.”
Item 1A. Risk Factors
You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report on Form 10-K. These risk factors are important to understanding the contents of this Form 10-K and our other reports. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
The materialization of any risks and uncertainties set forth below or identified in “Note Regarding Forward-Looking Statements” contained in this Annual Report on Form 10-K and our other filings with the SEC or those that are presently unforeseen or that we currently believe to be immaterial could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Note Regarding Forward-Looking Statements.”
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
We use actuarial models to assist us in establishing reserves for liabilities arising from our insurance policies and annuity contracts. We periodically review the effectiveness of these models, their underlying logic and assumptions and, from time to time, implement refinements to our models based on these reviews. We only implement refinements after rigorous testing and validation and, even after such validation and testing our models remain subject to inherent limitations. Accordingly, no assurances can be given as to whether or when we will implement refinements to our actuarial models, and, if implemented, the extent of such refinements. Furthermore, if implemented, any such refinements could cause us to increase the reserves we hold for our insurance policy and annuity contract liabilities which would adversely affect our RBC ratio and the amount of variable annuity assets we hold in excess of target funding levels and, in the case of any material model refinements, could materially adversely affect our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives.”

Due to the nature of the underlying risks and the uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary materially from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements, which change from time to time, the assumptions and models used to establish the liabilities, as well as our actual experience. If the liabilities originally established for future benefit payments and claims prove inadequate, we must increase them. Such increases would adversely affect our earnings and could have a material adverse effect on our results of operations and financial condition, including our capitalization and our ability to receive statutory dividends from our operating insurance companies, as well as a material adverse effect on the financial strength ratings which are necessary to support our product sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives.”
Guarantees within certain of our products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased counterparty risk
Certain of the variable annuity products we offer include guaranteed benefits, including guaranteed minimum death benefits (“GMDBs”), guaranteed minimum withdrawal benefits (“GMWBs”) and guaranteed minimum accumulation benefits (“GMABs”). While we continue to have guaranteed minimum income benefits (“GMIBs”) in force with respect to which we are obligated to perform, we no longer offer GMIBs. We also offer index-linked annuities with guarantees against a defined floor on losses. These guarantees are designed to protect contract holders against significant changes in equity markets and interest rates. Any such periods of significant and sustained negative or low separate account returns, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with those products. In addition, if the separate account assets consisting of fixed income securities, which support the guaranteed index-linked return feature are insufficient to reflect a period of sustained growth in the equity-index on which the product is based, we may be required to support such separate accounts with assets from our general account and increase our liabilities. An increase in these liabilities would result in a decrease in our net income and could materially and adversely affect our financial condition, including our capitalization and our ability to receive statutory dividends from our operating insurance companies, as well as the financial strength ratings which are necessary to support our product sales.
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

We intend to hold assets supporting our variable annuity contracts at our Variable Annuity Target Funding Level to sustain asset adequacy during modest market downturns without the use of derivative instruments and, accordingly, reduce the need for hedging the daily or weekly fluctuations from small movements in capital markets. We focus our hedging activities primarily on mitigating the risk from larger movements in capital markets, which may deplete contract holder account values and may increase long-term guarantee claims. We also intend to make greater use of longer dated derivative instruments. However, our hedging strategy may not be fully effective. In connection with our exposure risk management program we may determine to seek the approval of applicable regulatory authorities to permit us to increase our hedge limits consistent with those contemplated by the program. No assurance can be given that the approvals we request, if any, will be obtained and whether any such approvals would be subject to qualifications, limitations or conditions. In addition, the hedging instruments we enter into may not effectively offset the costs of variable annuity contract guarantees or may otherwise be insufficient in relation to our obligations. If our capital is depleted in the event of persistent market downturns, we will need to replenish it by holding additional capital, which we may have allocated for other uses, or purchasing additional hedging protection through the use of more expensive derivatives with strike levels at the current market level. Under our hedging strategy, changes from period to period in the valuation of our policyholder benefits and claims and net derivative gains (losses) may result in more significant volatility, which in certain circumstances could be material, to our results of operations and financial condition under GAAP and our statutory capital levels than has been the case historically.
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
Our ULSG asset requirement target may not ensure we have sufficient assets to meet our future ULSG policyholder obligations and may result in net income volatility
We actively manage the market risk sensitivity related to our in-force ULSG exposure specifically to adapt to changes in interest rates.
We have utilized our NY Regulation 126 Cash Flow Testing (“ULSG CFT”) modeling approach as the basis for setting our ULSG asset requirement target for our affiliated reinsurance companies. We set our ULSG asset requirement target to equal the actuarially determined statutory reserves under stressed conditions, which, taken together with our ULSG asset requirement target of our affiliated reinsurers, comprises our total ULSG asset requirement target (“USLG Target”). Under this approach we assume that interest rates remain flat or decline as compared to current levels and our actuarial assumptions include a provision for adverse deviation.
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

A sustained period of low equity market prices and interest rates that are lower than those we assumed when we issued our variable annuity products could have a material adverse effect on our results of operations, capitalization and financial condition
Future policy benefit liabilities for GMDBs and guaranteed minimum living benefits (“GMLBs”) under our variable annuity contracts are based on the value of the benefits we expect to be payable under such contracts in excess of the contract holders’ projected account balances. We determine the fees we charge for providing these guarantees in substantial part on the basis of assumptions we make with respect to the growth of the account values relating to these contracts, including assumptions with respect to investment performance. If the actual growth in account values differs from our initial assumptions we may need to increase or decrease the amount of future benefit liabilities we record to the extent that other factors we consider in estimating the expected value of benefits payable, including policyholder behavior, do not offset the impact of changes in our assumptions with respect to investment performance. Although extreme declines or shocks in equity markets and interest rates can increase the level of reserves we need to hold to fund guarantees, other types of economic scenarios can also impact the adequacy of our reserves. For example, certain scenarios involving sustained stagnation in equity markets and low interest rates would adversely affect growth in account values and could require us to materially increase our benefit liabilities. As a result, in the absence of incremental management actions and not taking into account the effects of new business, our ability to retain the ratings necessary to market and sell our products, as well as our ability to repay or refinance indebtedness for borrowed money, could be materially adversely affected and our solvency could be impaired.
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
There can be no assurance that our strategy will be successful as it may not adequately alleviate the risks relating to less diverse product offerings; volatility of, and capital requirements with respect to, variable annuities; risk of loss with respect to use of derivatives in hedging transactions; and greater dependence on a relatively small number of independent distributors to market our products and generate most of our sales. Furthermore, such distributions may be subject to differing commission structures depending on the product sold and there can be no assurance that these new commission structures will be acceptable. See “— General Risks — Brighthouse may experience difficulty in marketing and distributing products through our distribution channels.”
An inability to access credit facilities could result in a reduction in our liquidity and lead to downgrades in Brighthouse’s credit ratings and our financial strength ratings.
On December 2, 2016, Brighthouse Financial, Inc. entered into a $2.0 billion five-year senior unsecured revolving credit facility that matures on December 2, 2021 (the “Revolving Credit Facility”) and, on July 21, 2017, entered into a $600 million senior unsecured term loan facility that matures on December 2, 2019 (the “2017 Term Loan Facility” and, together with the Revolving Credit Facility, the “Brighthouse Credit Facilities.”). On June 22, 2017, Brighthouse Financial, Inc. issued $1.5 billion aggregate principal amount of 3.700% senior notes due 2027 (the “2027 Senior Notes”) and $1.5 billion aggregate principal amount of 4.700% senior notes due 2047 (the “2047 Senior Notes” and, together with the 2027 Senior Notes, the “Senior Notes”) to third-party investors and in August 2017, Brighthouse Financial, Inc. borrowed the full $600 million under the 2017 Term Loan Facility.
The right to borrow funds under the Revolving Credit Facility is subject to the fulfillment of certain conditions, including compliance with all covenants. Failure to comply with the covenants in the Revolving Credit Facility or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the Revolving Credit Facility, would restrict the ability to access the Revolving Credit Facility when needed and, consequently, could have a material adverse effect on our liquidity, results of operations and financial condition.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations
Financial strength ratings are published by various nationally recognized statistical rating organizations (“NRSROs”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs’ opinions regarding an insurance company’s ability to meet contract holder and policyholder obligations and are important to maintaining public confidence in our products and our competitive position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Rating Agencies.”
Downgrades in our financial strength ratings or changes to our ratings outlooks could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products and annuity products;

•	adversely affecting our relationships with independent sales intermediaries;

•	increasing the number or amount of policy surrenders and withdrawals by contract holders and policyholders;

•	requiring us to reduce prices for many of our products and services to remain competitive;

•	providing termination rights for the benefit of our derivative instrument counterparties;

•	adversely affecting our ability to obtain reinsurance at reasonable prices, if at all; and

•	subjecting us to potentially increased regulatory scrutiny.
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
Reinsurance may not be available, affordable or adequate to protect us against losses
As part of our overall risk management strategy, we may purchase reinsurance from third-party reinsurers for certain risks we underwrite. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Also, under certain of our reinsurance arrangements, it is common for the reinsurer to have a right to increase reinsurance rates on in-force business if there is a systematic deterioration of mortality in the market as a whole. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue. See “Business — Reinsurance Activity.”
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

In addition, we use derivatives to hedge various business risks. We enter into a variety of derivatives, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties on a bilateral basis for uncleared OTC derivatives and with clearing brokers and central clearinghouses for OTC-cleared derivatives (OTC derivatives that are cleared and settled through central clearing counterparties). If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. Such failure could have a material adverse effect on our financial condition and results of operations.
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
We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases and new financings may be subject to limited market capacity
We currently utilize capital markets solutions to finance a portion of our statutory reserve requirements for several products, including, but not limited to, our level premium term life products subject to Regulation XXX, and ULSG subject to Guideline AXXX. Following the receipt of all approvals from applicable regulators, effective April 28, 2017, we merged certain of our affiliate reinsurance companies into BRCD, a licensed reinsurance subsidiary of Brighthouse Life Insurance Company. This single, larger reinsurance subsidiary provides certain benefits to Brighthouse, including (i) enhancing the ability to hedge the interest rate risk of the reinsured liabilities, (ii) allowing increased allocation flexibility in managing an investment portfolio, and (iii) improving operating flexibility and administrative cost efficiency, but there can be no assurance that such benefits will materialize. BRCD obtained statutory reserve financing through a funding structure involving a single financing arrangement supported by a pool of highly rated third-party reinsurers, with financing at a lower cost than previous financing arrangements, which were terminated effective April 28, 2017. The restructured financing facility has a term of 20 years, but the liabilities being supported by such facility have a duration, in some cases, of more than 30 years. Therefore, we may need to refinance this facility in the future and any such refinancing may not be at costs attractive to us or may not be available at all. If such financing cannot be obtained on favorable terms, our statutory capitalization, results of operations and financial condition, as well as our competitiveness, could be adversely affected.
Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. During 2014, the NAIC approved a new regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions. Among other things, the framework called for more disclosure of an insurer’s use of captives in its statutory financial statements, and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. In 2014, the NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 became effective as of January 1, 2015 in all states, without any further action necessary by state legislatures or insurance regulators to implement them, and apply prospectively to new policies issued and new reinsurance transactions entered into on or after January 1, 2015. AG 48 does not apply to policies included under captive reinsurance and certain other agreements that were in existence prior to January 1, 2015.

In December 2016, the NAIC adopted a new model regulation containing similar substantive requirements as AG 48. The model regulation will generally replace AG 48 in a state upon the state’s adoption of the model regulation. To the extent the types of assets permitted under AG 48 or under the new model regulation to back statutory reserves relating to these captive transactions are not available in future statutory reserve funding structures, we would not be able to take some or all statutory reserve credit for such transactions and could consequently be required to materially affect the statutory capitalization of Brighthouse Life Insurance Company, which would materially and adversely affect our financial condition.
Factors affecting our competitiveness may adversely affect our market share and profitability
We believe competition among insurance companies is based on a number of factors, including service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete with a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability and financial strength ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have a pre-existing customer base for financial services products. These competitive pressures may adversely affect the persistency of our products, as well as our ability to sell our products in the future. If, as a result of competitive factors or otherwise, we are unable to generate a sufficient return on insurance policies and annuity products we sell in the future, we may stop selling such policies and products, which could have a material adverse effect on our financial condition and results of operations.
We have limited control over many of our costs. For example, we have limited control over the cost of unaffiliated third-party reinsurance, the cost of meeting changing regulatory requirements, and our cost to access capital or financing. There can be no assurance that we will be able to achieve or maintain a cost advantage over our competitors. If our cost structure increases and we are not able to achieve or maintain a cost advantage over our competitors, it could have a material adverse effect on our ability to execute our strategy, as well as on our results of operations and financial condition. If we hold substantially more capital than is needed to support our ratings, over time, our competitive position could be adversely affected.
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
The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business
A key part of our operating strategy is to outsource certain services important to our business. In July 2016, we entered into a multi-year outsourcing arrangement for the administration of certain in-force policies currently housed on up to 20 systems. Pursuant to this arrangement, at least 13 of such systems will be consolidated down to one. In December 2017, we formalized an arrangement for the administration of life and annuities new business and approximately 1.3 million in-force life and annuities contracts. We intend to focus on further outsourcing opportunities with third-party vendors, including after the Transition Services Agreement, Investment Management Agreement and other agreements with MetLife companies expire. See “— Risks Related to Our Separation from, and Continuing Relationship with, MetLife — Brighthouse’s contractual arrangements with MetLife may not be adequate to meet our operational and business needs. The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party. Brighthouse may be unable to replace those services in a timely manner or on comparable terms” for information regarding the potential effect that the Separation from MetLife will have on the pricing of such services. It may be difficult and disruptive for us to replace some of our third-party vendors in a timely manner if they were unwilling or unable to provide us with these services in the future (as a result of their financial or business conditions or otherwise), and our business and operations likely could be materially adversely affected.
In addition, if a third-party provider fails to provide the administrative, operational, financial, and actuarial services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyberattack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations. See “— Operational Risks — The failure in cyber-or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s and MetLife’s disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”

Similarly, if any third-party provider experiences any deficiency in internal controls, determines that its practices and procedures used in administering our policies require review or otherwise fails to administer our policies in accordance with acceptable standards, we could incur expenses and experience other adverse effects as a result. In these situations, we may be unable to resolve any issues on our own without assistance from the third-party provider, and we may have limited ability to influence the speed and effectiveness of that resolution. In December 2017, for example, MetLife announced that it was undertaking a review of practices and procedures used to estimate its reserves related to certain group annuitants that have been unresponsive or missing over time. As a result of this review, MetLife identified a material weakness in its internal control over financial reporting relating to certain group annuity reserves and announced that it was recording charges to reinstate reserves previously released. As a result of that review and based on information provided by MetLife, we have identified approximately 14,000 group annuitants across Brighthouse entities who may be owed annuity payments now or in the future. We announced a related increase in reserves of $38 million after tax during the fourth quarter of 2017 relating to legacy non-retail group annuity contracts that are pension risk transfers included in our Run-off segment. These group annuity contracts are administered by MetLife under the Transition Services Agreement, and we depend on MetLife for the information and modifications to administrative practices and procedures necessary to resolve this matter. If similar issues were to arise in the future, whether involving MetLife or another third-party provider, any resulting expenses or other economic or reputational harm could have a material adverse effect on our business and results of operations, particularly if they involved our core annuity and life insurance businesses. In addition, we could be subject to litigation or regulatory investigations and actions resulting from any such issues, which could have a material adverse effect on our financial condition and results of operations.
We may be required to establish a valuation allowance against our deferred income tax assets, which could adversely affect our results of operations or financial condition
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. In addition, changes in the corporate tax rates could affect the value of our deferred tax assets and may require a write-off of some of those assets. See Note 13 of the Notes to the Consolidated Financial Statements for the impact of the Tax Act on our financial statements. Also, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Income Taxes.”
If our business does not perform well or if actual experience versus estimates used in valuing and amortizing DAC and VOBA vary significantly, we may be required to accelerate the amortization and/or impair the DAC and VOBA, which could adversely affect our results of operations or financial condition
We incur significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition of new and renewal insurance business are deferred and referred to as DAC. Value of business acquired (“VOBA”) represents the excess of book value over the estimated fair value of acquired insurance and annuity contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. DAC and VOBA related to fixed and variable life and deferred annuity contracts are amortized in proportion to actual and expected future gross profits. The amount of future gross profit is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation.
If actual gross profits are less than originally expected, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to net income. Significant or sustained equity market declines could result in an acceleration of amortization of DAC and VOBA related to variable annuity and variable life contracts, resulting in a charge to net income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” for a discussion of how significantly lower net investment spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period.

Economic Environment and Capital Markets-Related Risks
If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations
Our business and results of operations are materially affected by conditions in the capital markets and the U.S. economy generally, as well as by the global economy to the extent it affects the U.S. economy. In addition, while our operations are entirely in the United States, we have foreign investments in our general and separate accounts, and, accordingly, conditions in the global capital markets can affect the value of our general account and separate account assets, as well as our financial results. Stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on us, both because we have a large investment portfolio and our benefit and claim liabilities are sensitive to changing market factors. In addition, perceived difficult conditions in the capital markets may discourage individuals from making investment decisions and purchasing our products. Market factors include interest rates, credit spreads, equity and commodity prices, derivative prices and availability, real estate markets, foreign exchange rates and the volatility and the returns of capital markets. Our business operations and results may also be affected by the level of economic activity, such as the level of employment, business investment and spending, consumer spending and savings; monetary and fiscal policies and their resulting impact on economic activity and conditions like inflation and credit formation. Accordingly, both market and economic factors may affect our business results by adversely affecting our business volumes, profitability, cash flow, capitalization and overall financial condition, as well as our ability to receive dividends from our insurance subsidiaries. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals and stagnation in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of the impact of such events on our assets and liabilities.
At times throughout the past several years, volatile conditions have characterized financial markets. Significant market volatility in reaction to geopolitical risks, changing monetary policy and uncertain fiscal policy may exacerbate some of the risks we face. The Federal Reserve may reduce the size of its balance sheet and continue to raise interest rates as it unwinds the monetary accommodation put in place after the global financial crisis in 2008-2009, while other major central banks may continue to pursue accommodative, unconventional monetary policies. Uncertainties associated with the United Kingdom’s potential withdrawal from the European Union (the “EU”) and concerns about the political and/or economic stability of Puerto Rico and certain countries outside the EU have also contributed to market volatility in the U.S. This market volatility has affected, and may continue to affect the performance of the various asset classes in which we invest, as well as separate account values.
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
We need liquidity to pay our operational expenses, provide our subsidiaries with cash or collateral, pay interest on indebtedness we may incur, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we could be forced to curtail our operations and limit the investments necessary to grow our business.
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
In addition, our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under securities lending agreements or other collateral requirements. See “— Investments - Related Risks — Should the need arise, we may have difficulty selling certain holdings in our investment portfolio or in our securities lending program in a timely manner and realizing full value given that not all assets are liquid,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements — Collateral for Securities Lending and Derivatives” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity.”
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

Interest rate risk
Some of our current or anticipated future products, principally traditional life, universal life and fixed annuities, as well as funding agreements and structured settlements, expose us to the risk that changes in interest rates will reduce our investment margin or “net investment spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support obligations under such contracts. Our net investment spread is a key component of our net income.
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
During periods of declining interest rates our return on investments that do not support particular policy obligations may decrease. During periods of sustained lower interest rates, our reserves for policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially adversely affect our results of operations and financial condition, ability to take dividends from operating insurance companies and significantly reduce our profitability.
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
We manage interest rate risk as part of our asset and liability management strategies, which include (i) maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile, and (ii) a hedging program. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement products, we may support such liabilities with equity investments, derivatives or interest rate mismatch strategies. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our interest sensitive liabilities. The level of interest rates also affects our liabilities for benefits under our annuity contracts. As interest rates decline we may need to increase our reserves for future benefits under our annuity contracts, which would adversely affect our results of operations and financial condition. See “Quantitative and Qualitative Disclosures About Market Risk — Risk Management — Market Risk - Fair Value Exposures — Interest Rates.”

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
In addition, a portion of our investments are in leveraged buy-out funds, hedge funds and other private equity funds. The amount and timing of net investment income from such funds tends to be uneven as a result of the performance of the underlying investments. The timing of distributions from such funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income from these investments can vary substantially from period to period. Significant volatility could adversely impact returns and net investment income on these alternative investments. In addition, the estimated fair value of such investments may be impacted by downturns or volatility in equity markets. See “— Investments-Related Risks — Our valuation of securities and investments and the determination of the amount of allowances and impairments taken on our investments are subjective and, if changed, could materially adversely affect our results of operations or financial condition.” In addition, we rely, and expect to continue to rely, on MetLife Investment Advisors, LLC (“MLIA”), a related party investment manager, for a period to provide the services required to manage the portfolio.
Real estate risk
A portion of our investment portfolio consists of mortgage loans on commercial, agricultural and residential real estate. Our exposure to this risk stems from various factors, including the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, agricultural prices and farm incomes. Although we manage credit risk and market valuation risk for our commercial, agricultural and residential real estate assets through geographic, property type and product type diversification and asset allocation, general economic conditions in the commercial, agricultural and residential real estate sectors will continue to influence the performance of these investments. These factors, which are beyond our control, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows. In addition, we rely, and expect to continue to rely, on MLIA for a period to provide the services required to manage the portfolio.

Obligor-related risk
Fixed income securities and mortgage loans represent a significant portion of our investment portfolio. We are subject to the risk that the issuers, or guarantors, of fixed income securities and mortgage loans we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within asset-backed securities (“ABS”), including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities and mortgage loans could cause the estimated fair value of our portfolio of fixed income securities and mortgage loans and our earnings to decline and the default rate of the fixed income securities and mortgage loans in our investment portfolio to increase.
Derivatives risk
We use the payments we receive from counterparties pursuant to derivative instruments we have entered into to offset future changes in the fair value of our assets and liabilities and current or future changes in cash flows. We enter into a variety of derivative instruments, including options, futures, forwards, and interest rate and credit default swaps with a number of counterparties. Amounts that we expect to collect under current and future derivatives are subject to counterparty risk. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties do not pay us. Such defaults could have a material adverse effect on our financial condition and results of operations. Substantially all of our derivatives require us to pledge or receive collateral or make payments related to any decline in the net estimated fair value of such derivatives executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. In addition, ratings downgrades or financial difficulties of derivative counterparties may require us to utilize additional capital with respect to the impacted businesses. Furthermore, the valuation of our derivatives could change based on changes to our valuation methodology or the discovery of errors.
Federal banking regulators have recently adopted new rules that will apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with certain banking institutions and certain of their affiliates. These new rules, which will be applicable beginning in 2019, will generally require the banking institutions and their applicable affiliates to include contractual provisions in their qualified financial contracts that limit or delay certain rights of their counterparties including counterparties’ default rights (such as the right to terminate the contracts or foreclose on collateral) and restrictions on assignments and transfers of credit enhancements (such as guarantees) arising in connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy, insolvency, resolution or similar proceeding. To the extent that any of the derivatives, securities lending agreements or repurchase agreements that we enter into are subject to these new rules, it could increase our counterparty risk or limit our recovery in the event of a default.
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
Regulatory and Legal Risks
Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth
We are subject to a wide variety of insurance and other laws and regulations. We are domiciled in Delaware and subject to regulation by the Delaware Department of Insurance and are also subject to other regulation in states in which we operate. See “Business — Regulation” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments.”

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
In 2015, the NAIC commissioned an initiative to identify changes to the statutory framework for variable annuities that can remove or mitigate the motivation for insurers to engage in captive reinsurance transactions. In September 2015, a third-party consultant engaged by the NAIC provided the NAIC with a preliminary report covering several sets of recommendations regarding AG 43 and RBC C3 Phase II reserve requirements. These recommendations generally focus on (1) addressing inconsistencies between the statutory reserve and RBC regimes, (2) mitigating the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (3) removing the non-economic volatility in statutory total asset requirements and the resulting solvency ratios and (4) facilitating greater harmonization across insurers and products for greater comparability. An updated variable annuity reserve and capital framework proposal was presented at the August 2016 NAIC meeting, followed by a 90-day comment period on the proposal. This updated proposal included the initial recommendations from 2015, but also some new aspects. The standard scenario floor for reserves may incorporate multiple paths instead of the current single deterministic scenario, also known as the standard scenario. The stochastic calculations may include alternative calibration criteria for equities and other market risk factors, and the RBC C3 Phase II component may reflect a new level of capitalization. The NAIC is continuing its consideration of these recommendations. These recommendations, if adopted, would likely apply to all existing business and may materially change the sensitivity of reserve and capital requirements to capital markets including interest rate, equity markets and volatility, as well as prescribed assumptions for policyholder behavior. It is not possible at this time to predict whether the amount of reserves or capital required to support our variable annuity contracts would increase or decrease if the NAIC adopts any new model laws, regulations and/or other standards applicable to variable annuity business after considering such recommendations, nor is it possible to predict the materiality of any such increase or decrease. It is also not possible to predict the extent to which any such model laws, regulations and/or other standards would affect the effectiveness and design of our risk mitigation and hedging programs. Furthermore, no assurances can be given to whether any such model laws, regulations and/or other standards will be adopted or to the timing of any such adoption.
The NAIC has adopted a new approach for the calculation of life insurance reserves, known as PBR. PBR became operative on January 1, 2017 in those states where it has been adopted, to be followed by a three-year phase-in period for business issued on or after this date. With respect to the states in which our insurance subsidiaries are domiciled: in Delaware, the Delaware Department of Insurance implemented PBR on January 1, 2017; in New York where our subsidiary, BHNY is domiciled, the NYDFS has publicly stated its intention to implement this approach subject to a working group of the NYDFS establishing the necessary reserves safeguards and the adopting of enabling legislation by the New York legislature. We cannot predict how PBR will impact our reserves or compliance costs, if any. See “Business — Regulation — Insurance Regulation — NAIC.”

The NAIC, as well as certain state regulators are currently considering implementing regulations that would apply an impartial conduct standard similar to the Fiduciary Rule to recommendations made in connection with certain annuities, and in the case of New York, life insurance policies. In particular, on December 27, 2017, the NYDFS proposed regulations that would adopt a “best interest” standard for the sale of life insurance and annuity products in New York. The likelihood of enactment of these regulations is uncertain at this time, but if implemented, these regulations could have significant adverse effects on our business and consolidated results of operations. Generally, changes in laws and regulations, or in interpretations thereof, including potentially rescinding prior product approvals, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition.
The NAIC is developing a U.S. group capital calculation using an RBC aggregation methodology. We cannot predict with any certainty when the group capital calculation might be implemented or the impact (if any) that such implementation may have on our capital requirements, compliance costs or other aspects of our business.
In addition, following the reduction in the federal corporate income tax rate pursuant to federal tax reform, the NAIC may revise the methodology or factors used to calculate RBC, which is the denominator of the RBC ratio. If such potential revisions to the NAIC’s RBC calculation would result in a reduction in our RBC ratio below certain prescribed levels, we may be required to hold additional capital. Any reduction in our RBC ratio could adversely affect our financial strength ratings. For more information regarding federal tax reform, see “Business — Regulation — Federal Tax Reform.”
The NAIC has started work related to macro-prudential initiatives. Currently, the NAIC is focused on liquidity, but other macro-prudential topics of focus are expected to include recovery and resolution, capital stress testing and exposure concentrations.
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
In December of 2017, the NAIC approved revisions to its Life and Health Insurance Guaranty Association Model Act governing assessments for long-term care insurance. The revisions include a 50/50 split between life and health carriers for future long-term care insolvencies, the inclusion of HMOs in the assessment base, and no change to the premium tax offset. Several states are now considering legislation to codify these changes into law, and more states are expected to propose legislation in their 2018 legislative sessions.
It is possible that additional insurance company insolvencies or failures could render the guaranty funds from assessments previously levied against us inadequate and we may be called upon to contribute additional amounts, which may have a material impact on our financial condition or results of operations in a particular period. We have established liabilities for guaranty fund assessments that we consider adequate, but additional liabilities may be necessary. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements.”

Federal - Insurance regulation
Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to, among other things, collect information about the insurance industry, negotiate covered agreements with one or more foreign governments and recommend prudential standards. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. The report raised the possibility of a greater role for the federal government if states do not achieve greater uniformity in their laws and regulations. Following the transition occurring in the federal government and the priorities of the Trump administration, we cannot predict whether any such legislation or regulatory changes will be adopted, or what impact they will have on our business, financial condition or results of operations. The Trump administration and the Republican party have expressed goals to dismantle or roll back Dodd-Frank and President Trump has issued an executive order that calls for a comprehensive review of Dodd-Frank in light of certain enumerated core principles of financial system regulation. On June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposed to amend or repeal various sections of Dodd-Frank. This proposed legislation will now be considered by the U.S. Senate. We are not able to predict whether any such proposal to roll back Dodd-Frank would have a material effect on our business operations and cannot currently identify the risks, if any, that may be posed to our businesses as a result of changes to, or legislative replacements for, Dodd-Frank.
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
Department of Labor and ERISA considerations
We manufacture annuities for third parties to sell to tax-qualified pension plans, retirement plans and IRAs, as well as individual retirement annuities sold to individuals that are subject to ERISA or the Code. Also, a portion of our in-force life insurance products are held by tax-qualified pension and retirement plans. While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA qualified plans and participants and IRAs if the investment recommendation results in fees paid to the individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen. Similarly, without an exemption, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts, as well as insurance policies and annuity contracts we may sell in the future.
The DOL issued the Fiduciary Rule on April 6, 2016, which became applicable on June 9, 2017. As initially adopted, the Fiduciary Rule substantially expands the definition of “investment advice” and requires that an impartial or “best interests” standard be met in providing such advice, thereby broadening the circumstances under which we or our representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. Pursuant to the Fiduciary Rule, certain communications with plans, plan participants and IRA owners, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests.
In connection with the promulgation of the Fiduciary Rule, the DOL also issued amendments to certain of its prohibited transaction exemptions, and issued BIC, a new prohibited transaction exemption that imposes more significant disclosure and contract requirements to certain transactions involving ERISA plans, plan participants and IRAs. The new and amended exemptions increase fiduciary requirements and fiduciary liability exposure for transactions involving ERISA plans, plan participants and IRAs. The application of the BIC contract and point of sale disclosures required under BIC and the changes made to prohibited transaction exemption 84-24 were delayed until July 1, 2019, except for the impartial conduct standards (i.e., compliance with the “best interest” standard, reasonable compensation, and no misleading statements), which are applicable as of June 9, 2017.

On February 3, 2017, President Trump, in a memorandum to the Secretary of Labor, requested that the DOL prepare an updated economic and legal analysis concerning the likely impact of the new rules, and possible revisions to the rules. In response to President Trump’s request, on June 29, 2017, the DOL issued a request for information related to the Fiduciary Rule and the DOL’s new and amended exemptions that were published in conjunction with the final rule. The request for information sought public input that could lead to new exemptions or changes and revisions to the final rule. On November 29, 2017, the DOL finalized an 18-month delay from January 1, 2018 to July 1, 2019, of the applicability of significant portions of the previously proposed exemptions (including BIC and prohibited transaction exemption 84-24), to afford sufficient time to review further the previously adopted rules and such exemptions. The DOL also updated its enforcement policy to indicate that the DOL and IRS will not pursue claims, until July 1, 2019, against fiduciaries who are working diligently and in good faith to comply with the final Fiduciary Rule or treat those fiduciaries as being in violation of the final rule.
On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit issued a decision vacating the Fiduciary Rule, overturning a lower court ruling that rejected a challenge to the rule. The Court of Appeals decision, if allowed to stand, would nullify the Fiduciary Rule in its entirety. As of the filing date of this Annual Report on Form 10-K, another case challenging the Fiduciary Rule was pending before the U.S. Court of Appeals for the District of Columbia Circuit.
While we continue to analyze the impact of the final regulations on our business and have worked diligently to comply with the final rule, subject to its continued applicability, we anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training, and product reporting and analysis. The change of administration, the DOL’s June 29, 2017 request for information related to the Fiduciary Rule and related exemptions, the November 29, 2017 extension of the applicability of many of the conditions of the proposed and revised exemptions, and the March 15, 2018 Court of Appeals decision leave uncertainty over whether the regulations will be substantially modified, repealed or vacated. This uncertainty could create confusion among our distribution partners, which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any such legislation or regulations may have on our business, results of operations and financial condition. See also “— NAIC — Existing and proposed insurance regulation” for a discussion of efforts by the NAIC and state regulators to implement regulations that would apply an impartial conduct standard similar to the Fiduciary Rule.
While the Fiduciary Rule also provides that, to a limited extent, contracts sold and advice provided prior to the applicable date would not have to be modified to comply with the new investment advice regulations, there is lack of clarity surrounding some of the conditions for qualifying for this limited exception. There can be no assurance that the DOL will agree with our interpretation of these provisions, in which case the DOL and IRS could assess significant penalties against a portion of products sold prior to the applicable date of the new regulations. The assessment of such penalties could also trigger substantial litigation risk. Any such penalties and related litigation could adversely affect our results of operations and financial condition.
While we continue to analyze the impact of the final regulation on our business and its continued applicability, we believe it could have an adverse effect on sales of annuity products to ERISA qualified plans and IRAs through our independent distribution partners. A significant portion of our annuity sales are to IRAs. The new regulation deems advisors, including independent distributors, who sell fixed index-linked annuities to IRAs, IRA rollovers or 401(k) plans, to be fiduciaries and prohibits them from receiving compensation unless they comply with a prohibited transaction exemption. The relevant exemption requires advisors to comply with impartial conduct standards and may require us to exercise additional oversight of the sales process. Compliance with the prohibited transaction exemptions will likely result in increased regulatory burdens on us and our independent distribution partners, changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. See “Business — Regulation — Department of Labor and ERISA Considerations.”
The NAIC and certain regulators, including the NYDFS, have proposed a “best interest” standard become part of their suitability requirements. These new rules could increase the amount of training and documentation of sales practices required between us, our distributors and their advisors. Depending on the final version of these rules, we could be exposed to regulatory penalties if and when the best interest standard is not met.
A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition

The NAIC has established model regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate, market and business risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain certain guaranteed minimum death and living benefits. We are subject to RBC standards and/or other minimum statutory capital and surplus requirements imposed under Delaware insurance law. See “Business — Regulation — Insurance Regulation — Surplus and Capital; Risk-Based Capital.”
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
The Dodd-Frank provisions compelling the liquidation of certain types of financial institutions could materially and adversely affect us, as such a financial institution and as an investor in or counterparty to other such financial institutions, as well as our respective investors
Under provisions of Dodd-Frank, if we or another financial institution were to become insolvent or were in danger of defaulting on our or its respective obligations and it was determined that such default would have serious effects on financial stability in the United States, we or such other financial institution could be compelled to undergo liquidation with the FDIC as receiver. Under this new regime, we would be resolved in accordance with state insurance law. If the FDIC were to be appointed as the receiver for another type of company (including an insurance holding company such as Brighthouse Financial, Inc.), the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. In an FDIC-managed liquidation, holders of a company’s debt could in certain respects be treated differently than they would be under the Bankruptcy Code and similarly situated creditors could be treated differently. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. These provisions could apply to some financial institutions whose debt securities Brighthouse holds in its investment portfolios and could adversely affect the respective positions of creditors and the value of their respective holdings.
Dodd-Frank also provides for the assessment of charges against certain financial institutions, including non-bank systemically important financial institutions and bank holding companies, to cover the costs of liquidating any financial company subject to the new liquidation authority. The liquidation authority could increase the funding charges assessed against Brighthouse.

We are subject to U.S. federal, state and other securities and state insurance laws and regulations which, among other things, require that we distribute certain of our products through a registered broker-dealer; failure to comply with these laws or changes to these laws may have a material adverse effect on our operations and our profitability
Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies, to the separate accounts that issue them, and to certain fixed interest rate or index-linked contracts (“registered fixed annuity contracts”). Such laws and regulations require that we distribute these products through a broker-dealer that is registered with the SEC and certain state securities regulators and is a member of FINRA. Accordingly, by offering and selling of variable annuity contracts, variable life insurance policies and registered fixed annuity contracts, and in managing certain proprietary mutual funds associated with those products, we are subject to, and bear the costs of compliance with, extensive regulation under federal and state securities laws, as well as FINRA rules. Due to the increased operating and compliance costs, the profitability of issuing these products is uncertain.
While prior to the Separation we relied on a MetLife-affiliated broker-dealer to distribute our variable and registered fixed products, we currently and in the future will utilize Brighthouse Securities, LLC (“Brighthouse Securities”), a subsidiary Brighthouse acquired from MetLife in the Separation. Brighthouse Securities is a FINRA member and a broker-dealer registered with the SEC and applicable state regulators.
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
As a result of Dodd-Frank and the Fiduciary Rule, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our variable and registered fixed insurance products business and the firms that distribute these products. The future impact of recently adopted revisions to laws and regulations, as well as revisions that are still in the proposal stage, on the way we conduct our business and the products we sell is unclear. Such impact could adversely affect our operations and profitability, including increasing the regulatory and compliance burden upon us, resulting in increased costs, or limiting the type, amount or structure of compensation arrangements into which we may enter with certain of our employees, negatively impacting our ability to compete with other companies in recruiting and maintaining key personnel. See “Business — Regulation — Insurance Regulation — Federal Initiatives.” However, following the change of administration, we cannot predict with certainty whether any such proposals will be adopted, or what impact adopted revisions will have on our business, financial condition or results of operations. See “— Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
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
On December 22, 2017, President Trump signed into law sweeping changes to the tax code (the “Tax Act”). The Tax Act reduced the corporate tax rate to 21%, reduced interest expense deductibility, increased capitalization amounts for deferred acquisition costs, eliminated the corporate alternative minimum tax, provided for determining reserve deductions at 92.81% of statutory reserves, and reduced the dividend received deduction. Most of the changes in the Tax Act are effective as of January 1, 2018.
The reduction in the corporate rate will require a one-time remeasurement of certain deferred tax items. For additional information on the estimated impact of the Tax Act on our financial statements, including the estimated impact resulting from the remeasurement of our deferred tax assets and liabilities, see Note 13 (“Income Tax”) of the Notes to the Consolidated Financial Statements. Our actual results may materially differ from our current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions we have preliminarily made. We will continue to analyze the Tax Act to finalize its financial statement impact.
Litigation and regulatory investigations are increasingly common in our businesses and may result in significant financial losses and/or harm to our reputation
We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us, as well as other proceedings that raise issues that are generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, investments, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, at trial, or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law. Material pending litigation and regulatory matters affecting us and risks to our business presented by these proceedings, if any, are discussed in Note 14 of the Notes to the Consolidated Financial Statements.
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
Our requirements to pledge collateral or make payments related to declines in estimated fair value of derivatives transactions or specified assets in connection with OTC-cleared, OTC-bilateral transactions and exchange traded derivatives may adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, and increase our costs of hedging
Many of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances and will increase as a result of the requirement to pledge initial margin for OTC-cleared transactions entered into after June 10, 2013 and for OTC-bilateral transactions entered into after the phase-in period, which would be applicable to us in 2020 as a result of the adoption by the Office of the Comptroller of the Currency, the Federal Reserve Board, FDIC, Farm Credit Administration and Federal Housing Finance Agency (collectively, the “Prudential Regulators”), and the CFTC of final margin requirements for non-centrally cleared derivatives. Although the final rules allow us to pledge a broad range of non-cash collateral as initial and variation margin, the Prudential Regulators, CFTC, central clearinghouses and counterparties may restrict or eliminate certain types of previously eligible collateral, or charge us to pledge such non-cash collateral, which would increase our costs and could adversely affect our liquidity and the composition of our investment portfolio.
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
The failure in cyber-or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s and MetLife’s disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively
Our business is highly dependent upon the effective operation of our computer systems and, for the duration of the Transition Services Agreement and other agreements with MetLife companies, MetLife’s computer systems. We rely on these systems throughout our business for a variety of functions, including processing new business, claims, and post-issue transactions, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. We also retain confidential and proprietary information on such computer systems and we rely on sophisticated technologies to maintain the security of that information. Such computer systems have been, and will likely continue to be, subject to a variety of forms of cyberattacks with the objective of gaining unauthorized access to Brighthouse systems and data or disrupting Brighthouse operations. These include, but are not limited to, phishing attacks, malware, ransomware, denial of service attacks, and other computer-related penetrations. Administrative and technical controls and other preventive actions taken to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyberattacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyberattacks or other security breaches may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations. In addition, the availability and cost of insurance for operational and other risks relating to our business and systems may change and any such change may affect our results of operations.

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
General Risks
Changes in accounting standards issued by the Financial Accounting Standards Board may adversely affect our financial statements
Our financial statements are subject to the application of GAAP, which is periodically revised by the Financial Accounting Standards Board (“FASB”), a recognized authoritative body. Accordingly, from time to time we are required to adopt new or revised accounting standards or interpretations issued by the FASB. The impact of accounting pronouncements that have been issued but not yet implemented are disclosed in our reports filed with the SEC. See Note 1 of the Notes to the Consolidated Financial Statements. The FASB issued several proposed amendments to the accounting for long duration insurance contracts on September 29, 2016. One of the proposed amendments, in particular, would require all guarantees associated with our variable annuity business to be accounted for at fair value, with changes in fair value reported in net income (excluding the change in fair value attributable to nonperformance risk, which would be reported in OCI). Any of the proposed amendments to the accounting for long duration insurance contracts, if adopted, would not be expected to be effective for several years after issuance of a final standard. An assessment of the potential impact of proposed FASB standards, including the proposed changes to long duration insurance accounting, is not provided as such proposals are subject to change through the exposure process and official positions of the FASB are determined only after extensive due process and deliberations. The required adoption of these proposed and other future accounting standards could have a material adverse effect on our GAAP basis equity and results of operations, including on our net income.

Brighthouse may not be able to protect our intellectual property and may be subject to infringement claims
We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete with other insurance companies and financial institutions. See “— Risks Related to Our Separation from, and Continuing Relationship with, MetLife — Our separation from MetLife could adversely affect our business and profitability due to MetLife’s strong brand and reputation.”
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
Brighthouse may experience difficulty in marketing and distributing products through our distribution channels
We distribute our products exclusively through a variety of third-party distribution channels. We may periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. Such distributors will be subject to differing commission structures, depending on the product sold, one of which is a level/asset-based commission structure; other products are subject to a more traditional commission structure. If a particular commission structure is not acceptable to these distributors, or if we are unsuccessful in attracting and retaining key associates who conduct our business, including wholesalers, and financial advisors, our sales of individual insurance, annuities and investment products could decline and our results of operations and financial condition could be materially adversely affected. See “— Risks Related to Our Business — Elements of our business strategy are new and may not be effective in accomplishing our objectives.”
Furthermore, an interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our results of operations and financial condition. Our Separation from MetLife prompted some third parties to re-price, modify or terminate their distribution or vendor relationships with us. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our results of operations and financial condition. In February 2016, Fidelity elected to suspend its distribution relationship with us following the announcement of the planned separation from MetLife; the suspension was the primary cause of a significant reduction in our sales of variable annuities year-over-year for the year ended December 31, 2016. Other distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons changes in our distribution strategy, adverse developments in our business, adverse rating agency actions, or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. In addition, we rely on a core number of our distributors to produce the majority of our sales. If any one such distributor were to terminate its relationship with us or reduce the amount of sales which it produces for us, our results of operations could be adversely affected. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.
Because our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are unsuitable, we may suffer reputational and other harm to our business.

In addition, our distributors may also sell our competitors’ products. If our competitors offer products that are more attractive than ours, or pay higher commission rates to the sales representatives than we do, these representatives may concentrate their efforts in selling our competitors’ products instead of ours. Prior to the sale of MPCG to MassMutual we distributed a significant portion of our annuity products and insurance policies through MPCG. In connection with the sale we entered into an agreement which permits us to serve as the exclusive manufacturer for certain proprietary products which are offered through MassMutual’s career agent channel. We partnered with MassMutual to develop the initial product distributed under this arrangement, the Index Horizons fixed indexed annuity, and agreed on the terms of the related reinsurance. While the agreement has a term of 10 years, it is possible that MassMutual may terminate our exclusivity or the agreement itself in specified circumstances, such as our inability or failure to provide product designs that reasonably meet MassMutual requirements. Although we expect MassMutual to be an important distribution partner with respect to certain of our products, we believe that the level of sales, if any, produced through this channel will be materially less than the levels produced historically through MPCG.
Brighthouse may be unable to attract and retain key personnel to support our business
Our success depends, in large part, on our ability to attract and retain key personnel. We compete with other financial services companies for personnel primarily on the basis of compensation, support services and financial position. Intense competition exists for key personnel with demonstrated ability, and we may be unable to hire or retain such personnel. The unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business due to loss of their skills, knowledge of our business, their years of industry experience and the potential difficulty of promptly finding qualified replacement personnel in North Carolina or elsewhere who are prepared to relocate. We may not be able to attract and retain qualified personnel to fill open positions or replace or succeed members of our senior management team or other key personnel. Proposed rules implementing the executive compensation provisions of Dodd-Frank may limit the type and structure of compensation arrangements into which we may enter with certain of its employees and officers. In addition, proposed rules under Dodd-Frank would prohibit the payment of “excessive compensation” to our executives. These restrictions could negatively impact our ability to compete with other companies in recruiting and retaining key personnel.
Our ability to attract and retain highly qualified independent sales intermediaries for our products may also be negatively affected by our Separation from MetLife. We may be required to lower the prices of our products, increase our sales commissions and fees, change long-term selling and marketing agreements and take other actions to maintain our relationship with our sales intermediaries and distribution partners, all of which could have an adverse effect on our financial condition and results of operations. We cannot accurately predict the long-term effect that our Separation from MetLife will have on our business, sales intermediaries, customers, distributors or associates who conduct our business. In addition, we agreed in the Master Separation Agreement with MetLife that for a certain period following the date of the Master Separation Agreement, subject to customary exceptions regarding prior associates who conduct our business, general solicitation and employees who contact us without being solicited, we will not solicit for employment certain current employees of MetLife or any of its affiliates. We cannot predict how this potential agreement not to solicit employees will impact our ability to attract and recruit associates necessary to the operation of our business.
Any failure to protect the confidentiality of client information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Pursuant to federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. In addition, most states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. Many of the associates who conduct our business have access to, and routinely process, personal information of clients through a variety of media, including information technology systems. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to us, or in our possession or the possession of our associates. It is possible that an associate could, intentionally or unintentionally, disclose or misappropriate confidential client information and our data has been the subject of cyberattacks and could be subject to additional attacks. If we fail to maintain adequate internal controls or if our associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, we analyze customer data to better manage our business. There has been increased scrutiny, including from state regulators, regarding the use of “big data” techniques such as price optimization. We cannot predict what, if any, actions may be taken with regard to “big data,” but any inquiry in connection with our “big data” business practices could cause reputational harm and any limitations could have a material impact on our business, financial condition and results of operations. See “— The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s and MetLife’s disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”

Brighthouse could face difficulties, unforeseen liabilities, asset impairments or rating actions arising from business acquisitions or dispositions
We may engage in dispositions and acquisitions of businesses. Such activity exposes us to a number of risks arising from (i) potential difficulties achieving projected financial results including the costs and benefits of integration or deconsolidation; (ii) unforeseen liabilities or asset impairments; (iii) the scope and duration of rights to indemnification for losses; (iv) the use of capital which could be used for other purposes; (v) rating agency reactions; (vi) regulatory requirements that could impact our operations or capital requirements; (vii) changes in statutory accounting principles or GAAP, practices or policies; and (viii) certain other risks specifically arising from activities relating to a legal entity reorganization.
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
We have established a portfolio of trademarks in the United States that we consider important in the marketing of our products and services, including for our name, “Brighthouse Financial.” We have also filed other trademark applications in the United States, including for our logo design and potential taglines. However, the registration of some of these trademarks is not complete and they may not all ultimately become registered. Our use of the Brighthouse Financial name for the Company or for our existing or any new products in the United States has been challenged by third parties, and we were involved in legal proceedings to protect or defend our rights with respect to the Brighthouse Financial name and trademarks. Although the parties to these proceedings have resolved this matter and dismissed the action, it is possible that other challenges to our trademarks could arise in the future.

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
Brighthouse’s contractual arrangements with MetLife may not be adequate to meet our operational and business needs. The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party. Brighthouse may be unable to replace those services in a timely manner or on comparable terms
Brighthouse has contractual arrangements, such as the Transition Services Agreement, Investment Management Agreement, the Intellectual Property License Agreement, the Investment Finance Services Agreements entered into in connection with the Investment Management Agreements and other agreements that require MetLife affiliates to provide certain services to us, including the receipt of certain IT services pursuant to software license agreements that MetLife affiliates have with certain third-party software vendors, and the provision of investment management and related accounting, reporting, actuarial and other administrative services by MLIA with respect to our general and separate account investment portfolios. There can be no assurance that the services to be provided by the MetLife affiliates will be sufficient to meet our operational and business needs, that the MetLife affiliates will be able to perform such functions in a manner satisfactory to us that MetLife’s practices and procedures will enable it to adequately administer the policies it handles or that any remedies available under these arrangements will be sufficient to us in the event of a dispute or nonperformance. See “— Risks Related to Our Business — The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business.”
Upon termination or expiration of any agreement between Brighthouse and MetLife affiliates, there can be no assurance that these services will be sustained at the same levels as they were when we were receiving such services from MetLife or that Brighthouse or we will be able to obtain the same benefits from another provider or that Brighthouse’s or our indemnity rights from such third parties will not be limited. Brighthouse or we may not be able to replace services and arrangements in a timely manner or on terms and conditions, including cost, as favorable as those we have previously received from MetLife. The agreements with the MetLife affiliates were entered into in the context of intercompany relationships that arose from enterprise-wide agreements with vendors, and we may have to pay higher prices for similar services from MetLife or unaffiliated third parties in the future. See “— Risks Related to Our Business — The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business.”
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
Our business has benefited from MetLife’s purchasing power when procuring goods and services. As a standalone company, Brighthouse may be unable to obtain such goods and services at comparable prices or on terms as favorable as those obtained prior to the Distribution, which could decrease our overall profitability. See “— Brighthouse’s contractual arrangements with MetLife may not be adequate to meet our operational and business needs. The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party. Brighthouse may be unable to replace those services in a timely manner or on comparable terms.”

Risks Relating to the Distribution
If the Distribution were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we could be subject to significant tax liabilities
The Distribution was conditioned on the continued validity as of the Distribution date of the private letter ruling that MetLife has received from the IRS regarding certain significant issues under the Code, and the receipt and continued validity as of the Distribution date of an opinion from MetLife’s tax advisor that the Distribution qualifies for non-recognition of gain or loss to MetLife and MetLife’s shareholders pursuant to Sections 355 and 361 of the Code, except to the extent of cash received in lieu of fractional shares, each subject to the accuracy of and compliance with certain representations, assumptions and covenants therein.
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
If the IRS ultimately determines that the Distribution is taxable, we could incur significant U.S. federal income tax liabilities, and Brighthouse could have an indemnification obligation to MetLife. For a more detailed discussion, see “— Potential indemnification obligations if the Distribution does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment could materially adversely affect our financial condition.”
Potential indemnification obligations if the Distribution does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment could materially adversely affect our financial condition
Generally, taxes resulting from the failure of the Distribution to qualify for non-recognition treatment for U.S. federal income tax purposes would be imposed on MetLife or MetLife’s shareholders and, under the Tax Separation Agreement, MetLife is generally obligated to indemnify Brighthouse against such taxes if the failure to qualify for tax-free treatment results from any action or inaction that is within MetLife’s control or if the failure results from any direct or indirect transfer of MetLife’s stock. MetLife may have an adverse interpretation of or object to its indemnification obligations to Brighthouse under the Tax Separation Agreement, and there can be no assurance that MetLife will be able to satisfy its indemnification obligation to Brighthouse or that such indemnification will be sufficient to us in the event of a dispute or nonperformance by MetLife. The failure of MetLife to fully indemnify Brighthouse could have a material adverse effect on our financial condition and results of operations.
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
Disputes or disagreements with MetLife may affect our financial statements and business operations, and Brighthouse’s contractual remedies may not be sufficient
In connection with the Separation, Brighthouse entered into certain agreements that provide a framework for the ongoing relationship with MetLife, including a Transition Services Agreement , a Tax Separation Agreement and a Tax Receivables Agreement. Brighthouse’s agreements with MetLife may not reflect terms that would have resulted from negotiation between unaffiliated parties. Such provisions may include, among other things, indemnification rights and obligations, the allocation of tax liabilities, and other payment obligations between Brighthouse, including us, and MetLife. Disagreements regarding the obligations of MetLife or Brighthouse, including us, under these agreements or any renegotiation of their terms could create disputes that may be resolved in a manner unfavorable to Brighthouse, including us. In addition, there can be no assurance that any remedies available under these agreements will be sufficient to Brighthouse, including us, in the event of a dispute or nonperformance by MetLife or that any such remedies will be sufficiently broad to cover any issues that arise under Brighthouse’s arrangements with MetLife. The failure of MetLife to perform its obligations under these agreements (or claims by MetLife that Brighthouse has failed to perform its obligations under the agreements) may have a material adverse effect on our financial statements, and could consume substantial resources and attention thus creating a material adverse impact on our business performance.
Brighthouse is required to pay MetLife for certain tax benefits, which amounts are expected to be material
In partial consideration for the assets contributed by MetLife to Brighthouse, Brighthouse has entered into a Tax Receivables Agreement with MetLife that provided for the payment by Brighthouse to MetLife of 86% of the amount of cash savings, if any, in U.S. federal income tax that Brighthouse and its subsidiaries, including the us, actually realize (or are deemed to realize under certain circumstances, as discussed in more detail under the heading “Certain Relationships and Related Person Transactions - Agreements Between Us and MetLife - Tax Agreements - Tax Receivables Agreement” included in Brighthouse Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017) as a result of the utilization of Brighthouse’s and its subsidiaries’, including our, net operating losses, capital losses, tax basis and amortization or depreciation deductions in respect of certain tax benefits Brighthouse, including us, may realize as a result of certain transactions involved in the Separation, together with interest accrued from the date the applicable tax return is due (without extension) until the date the applicable payment is due.
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
Certain of our directors and officers may have actual or potential conflicts of interest because of their MetLife equity ownership or their former MetLife positions
Certain of the persons who currently are our executive officers and directors have been MetLife officers, directors or employees and, thus, will have professional relationships with MetLife’s executive officers, directors or employees. In addition, because of their former MetLife positions, certain of our directors and executive officers may own MetLife common stock, or have received equity-based awards from MetLife pursuant to which they may acquire or receive shares of MetLife common stock, and, for some of these individuals, their individual holdings may be significant compared to their total assets. These relationships and financial interests may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for MetLife and us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between MetLife and Brighthouse regarding the terms of the agreements governing the Distribution and the Separation, and the relationship thereafter between the companies.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters are located in Charlotte, North Carolina on a site of approximately 285,000 rentable square feet leased by a MetLife affiliate from a third party. The term of that lease expires in September 2026. In connection with the Separation, we entered into arms-length sublease agreements with such MetLife affiliate for our Charlotte headquarters, as well as certain other locations. Our Charlotte facilities are occupied by each of our three segments, as well as Corporate & Other.
Item 3. Legal Proceedings
See Note 14 of the Notes to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
No established public trading market exists for Brighthouse Life Insurance Company’s common equity; all of Brighthouse Life Insurance Company’s common stock is held by Brighthouse Holdings, LLC.
During the years ended December 31, 2017 and 2016, Brighthouse Life Insurance Company paid cash dividends of $0 and $261 million, respectively. See Note 11 of the Notes to the Consolidated Financial Statements for a discussion of restrictions on Brighthouse Life Insurance Company’s ability to pay dividends. The maximum amount of dividends which Brighthouse Life Insurance Company may pay in 2018, without prior regulatory approval, is $84 million.
Item 6. Selected Financial Data
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company (formerly, MetLife USA or MICC), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction I(2)(a) of Form 10-K. This discussion should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s consolidated financial statements included elsewhere herein.
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Note Regarding Forward-Looking Statements” and “Risk Factors.”
This narrative analysis includes references to our performance measure, adjusted earnings, that is not based on GAAP. This measure is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. See “— Non-GAAP and Other Financial Disclosures” for a definition and discussion of this and other financial measures, and “— Results of Operations” for reconciliations of historical non-GAAP financial measures to the most directly comparable GAAP measures.
In 2017 we allocated capital to our segments based on an internal capital model developed by MetLife, which is a model that reflects the capital required to represent the measurement of the risk profile of the business. Going forward, we will allocate capital to our segments based on the statutory-oriented funding target of each segment. The funding target will be the sum of the net statutory liabilities plus management’s allocation of statutory surplus.
We also allocate capital to our segments to meet our long-term promises to clients, to service long-term obligations and to support our credit and financial strength ratings. Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact our consolidated net investment income or net income (loss). Going forward, changes in allocated equity based on the new statutory-oriented internal capital methodology will also not impact our consolidated net investment income or net income (loss). See Note 2 of the Notes to the Consolidated Financial Statements for a discussion of the internal capital model and segment accounting policies including the calculation of segment net investment income.
Overview
We offer a range of individual annuities and individual life insurance products. We are licensed and regulated in each U.S. jurisdiction where we conduct insurance business. Brighthouse Life Insurance Company is licensed to issue insurance products in all U.S. states (except New York), the District of Columbia, the Bahamas, Guam, Puerto Rico, the British Virgin Islands and the U.S. Virgin Islands. Our insurance subsidiary, BHNY, is only licensed to issue insurance products in New York. The Company’s business is organized into three segments: Annuities, Life and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other. See Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.

Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Consolidated Financial Statements.
The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits;

(ii)	accounting for reinsurance;

(iii)	capitalization and amortization of DAC and the establishment and amortization of VOBA;

(iv)	estimated fair values of investments in the absence of quoted market values;

(v)	investment impairments;

(vi)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vii)	measurement of income taxes and the valuation of deferred tax assets; and

(viii)	liabilities for litigation and regulatory matters.
In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.
The above critical accounting estimates are described below and in Note 1 of the Notes to the Consolidated Financial Statements.
Liability for Future Policy Benefits
Generally, future policy benefits are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions that are in accordance with GAAP and applicable actuarial standards. The principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, benefit utilization and withdrawals, policy lapse, retirement, disability incidence, disability terminations, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. These assumptions, intended to estimate the experience for the period the policy benefits are payable, are established at the time the policy is issued and locked in. Utilizing these assumptions, liabilities are established on a block of business basis. If experience is less favorable than assumed, DAC may be reduced and/or additional insurance liabilities established, resulting in a reduction in earnings.
Future policy benefit liabilities for GMDBs and GMIBs relating to certain variable annuity contracts are based on estimates of the expected value of benefits in excess of the projected account balance, recognizing the excess ratably over the accumulation period based on total expected assessments. Liabilities for universal and variable life secondary guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the contract period based on total expected assessments. The assumptions used in estimating the excess benefits under variable annuity guarantees and the secondary guarantee liabilities under universal and variable life policies are consistent with those used for amortizing DAC, and are therefore subject to the same variability and risk. The assumptions of investment performance and volatility for variable products are consistent with historical experience of the appropriate underlying equity index, such as the S&P 500 Index.
We regularly review our assumptions supporting our estimates of actuarial liabilities for future policy benefits. For universal life and annuity product guarantees, assumptions are updated periodically, whereas for traditional life products, such as term life and non-participating whole life insurance, assumptions are established and locked in at inception but reviewed periodically to determine whether a premium deficiency exists that would trigger an unlocking of assumptions. We also review our actuarial liabilities to determine if profits are projected in earlier years followed by losses projected in later years, which could require us to establish an additional liability. Differences between actual experience and the assumptions used in pricing our policies and guarantees, as well as adjustments to the related liabilities, result in variances in profit and could result in losses.

In assessing loss recognition and profits followed by losses, product groupings are limited by segment. Historically, all of our universal life business was grouped together for evaluating loss recognition and profits followed by losses. In the second quarter of 2016, an actuarial model change reduced expected future gross profits for ULSG and triggered loss recognition resulting in a loss of $178 million, after tax. Subsequently, in the fourth quarter of 2016, ULSG was moved from our Life segment to our Run-off segment, triggering a change in groupings for loss recognition testing that resulted in an additional loss of $95 million, after tax.
See Note 1 of the Notes to the Consolidated Financial Statements for additional information on our accounting policy relating to variable annuity guarantees and liability for future policy benefits and Note 4 of the Notes to the Consolidated Financial Statements for future policyholder benefit liabilities.
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
Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. We evaluate present values of projected future cash flows on blocks of policies subject to new reinsurance agreements in light of all such contractual features to determine whether our reinsurance counterparties are exposed to a reasonable possibility of significant loss. Such analysis involves management estimates as to the cash flow projections, as well as management judgment as to what constitutes a reasonable possibility of significant loss. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting.
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
VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operational expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business.
Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA, which is based on estimated gross profits. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization with an offset to our unearned revenue liability which nets to approximately $210 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable universal life contracts and variable deferred annuity contracts is in the mid-6% range.

We also generally review other long-term assumptions underlying the projections of estimated gross profits on an annual basis. These assumptions primarily relate to investment returns, interest crediting rates, mortality, persistency, benefit elections and withdrawals and expenses to administer business. Assumptions used in the calculation of estimated gross profits which may have significantly changed are updated annually. If the update of assumptions causes expected future gross profits to increase, DAC and VOBA amortization will generally decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.
Our most significant assumption updates resulting in a change to the expected future gross profits and the amortization of DAC and VOBA are due to revisions to expenses, in-force or persistency assumptions, benefit elections, withdrawals and expected future investment returns on annuity contracts and variable and universal life insurance policies. We expect these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.
In addition, we update the estimated gross profits with actual gross profits in each reporting period. When the change in estimated gross profits principally relates to the difference between actual and estimates in the current period, an increase in profits will generally result in an increase in amortization and a decrease in profits will generally result in a decrease in amortization.
See Note 5 of the Notes to the Consolidated Financial Statements for additional information related to DAC and VOBA amortization.
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

Derivatives
We use freestanding derivative instruments to hedge various capital market risks in our products, including: (i) certain guarantees, some of which are reported as embedded derivatives; (ii) current or future changes in the fair value of our assets and liabilities; and (iii) current or future changes in cash flows. All derivatives, whether freestanding or embedded, are required to be carried on the balance sheet at fair value with changes reflected in either net income (loss) or in OCI, depending on the type of hedge. Below is a summary of critical accounting estimates by type of derivative.
Freestanding Derivatives
The determination of the estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 8 of the Notes to the Consolidated Financial Statements for additional information on significant inputs into the OTC derivative pricing models and credit risk adjustment.
Embedded Derivatives
We issue variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees attributable to the guarantee. The projections of future benefits and future fees require capital markets and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates.
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital market inputs, as well as changes in our nonperformance risk adjustment may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income. Changes to actuarial assumptions, principally related to contract holder behavior such as annuitization utilization and withdrawals associated with GMIB riders can result in a change of expected future cash outflows of a guarantee between the accrual-based model for insurance liabilities and the fair-value based model for embedded derivatives. See Note 1 of the Notes to the Consolidated Financial Statements for additional information relating to the determination of the accounting model. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
With respect to assumptions regarding policyholder behavior, we have recorded charges, and in some cases benefits, in prior years as a result of the availability of sufficient and credible data at the conclusion of each review. During the second quarter of 2016, MetLife undertook its annual review of actuarial assumptions for its U.S. retail variable annuity business in light of the availability of updated industry studies and a larger body of cumulative actual experience data than had been previously available. This data provided greater insight into contract holder behavior for GMIB riders passing the initial 10-year waiting period before benefits can be fully utilized. As a result of this review, we made changes to contract holder benefit utilization behavior and long-term economic assumptions, as well as risk margins. These assumption updates resulted in a change in our estimate of expected future cash flows and moved certain of those cash flows from the accrual-based insurance liabilities model to the fair value-based embedded derivatives model. This change in accounting estimate and the resulting charge to earnings were primarily due to an increase in the anticipated level of forced annuitizations where the non-life contingent portion is now reported as an embedded derivative. With more of the estimated future cash outflows being accounted for as embedded derivatives, the GMIB rider liabilities are more sensitive to market changes and thus may result in greater income statement volatility. In addition, in the third quarter of 2016, we performed the annual review of our actuarial assumptions for our remaining annuity and life businesses.
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

See Note 8 of the Notes to the Consolidated Financial Statements for additional information on our embedded derivatives.
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
In the third quarter of 2017, in connection with the Separation, we updated our assumptions for determining the credit spread underlying the nonperformance risk adjustment to be based on Brighthouse Financial, Inc.’s creditworthiness instead of that of MetLife, Inc. The credit spread was determined by taking into consideration publicly available information relating to spreads in the secondary market for Brighthouse Financial, Inc.’s debt. These observable spreads are then adjusted, as necessary, to reflect the financial strength ratings of the issuing insurance subsidiaries as compared to the credit rating of Brighthouse Financial, Inc.
Income Taxes
We provide for federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Our accounting for income taxes represents our best estimate of various events and transactions. Tax laws are often complex and may be subject to differing interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various taxing jurisdictions.
In establishing a liability for unrecognized tax benefits, assumptions may be made in determining whether, and to what extent, a tax position may be sustained. Once established, unrecognized tax benefits are adjusted when there is more information available or when events occur requiring a change.
Valuation allowances are established against deferred tax assets, particularly those arising from carryforwards, when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. The realization of deferred tax assets related to carryforwards depends upon the existence of sufficient taxable income within the carryforward periods under the tax law in the applicable tax jurisdiction. Significant judgment is required in projecting future taxable income to determine whether valuation allowances should be established, as well as the amount of such allowances. See Note 1 of the Notes to the Consolidated Financial Statements for additional information relating to our determination of such valuation allowances.
We may be required to change our provision for income taxes when estimates used in determining valuation allowances on deferred tax assets significantly change, or when new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the financial statements in the year these changes occur.
On December 22, 2017, President Trump signed the Tax Act into law. The Tax Act reduced the corporate tax rate to 21%, reduced interest expense deductibility, increased capitalization amounts for deferred acquisition costs, eliminated the corporate alternative minimum tax, provided for determining reserve deductions at 92.81% of statutory reserves, and reduced the dividend received deduction. Most of the changes in the Tax Act are effective on January 1, 2018.
The reduction in the corporate rate required a one-time re-measurement of certain deferred tax items as of December 31, 2017. For the estimated impact of the Tax Act on the financial statements, including the estimated impact resulting from the re-measurement of deferred tax assets and liabilities. See Note 13 of the Notes to the Consolidated Financial Statements for more information. Actual results may materially differ from the Company’s current estimate due to, among other things, further guidance that may be issued by tax authorities or regulatory bodies and/or changes in interpretations and assumptions preliminarily made. The Company will continue to analyze the Tax Act to finalize its financial statement impact.
See Notes 1 and 13 of the Notes to the Consolidated Financial Statements for additional information on our income taxes.

Litigation Contingencies
We are a party to a number of legal actions and are involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on our financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in our results of operations and financial condition.
See Note 14 of the Notes to the Consolidated Financial Statements for additional information regarding our assessment of litigation contingencies.
Non-GAAP and Other Financial Disclosures
Non-GAAP Financial Disclosures
Adjusted Earnings
In this report, we present adjusted earnings as a measure of our performance that is not calculated in accordance with GAAP. We believe that this non-GAAP financial measure enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. However, adjusted earnings should not be viewed as a substitute for net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP. See “— Results of Operations” for a reconciliation of adjusted earnings to net income (loss). A reconciliation of adjusted earnings to net income (loss) is not accessible on a forward-looking basis because we believe it is not possible without unreasonable efforts to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income (loss).
Our definitions of the non-GAAP and other financial measures discussed in this report may differ from those used by other companies. For example, as indicated below, we exclude GMIB revenues and related embedded derivatives gains (losses), as well as GMIB benefits and associated DAC and VOBA offsets from adjusted earnings, thereby excluding substantially all GMLB activity from adjusted earnings.
Adjusted earnings, which may be positive or negative, is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. This financial measure focuses on our primary businesses principally by excluding the impact of market volatility, which could distort trends, as well as businesses that have been or will be sold or exited by us, referred to as divested businesses.
The following are the significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:

•	Net investment gains (losses);

•
Net derivative gains (losses) except earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”); and

•	Amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”).
The following are the significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits and hedging costs related to GMIBs (“GMIB Costs”);

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”); and

•	Amortization of DAC and VOBA related to (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments.
The tax impact of the adjustments mentioned are calculated net of the U.S. statutory tax rate, which could differ from our effective tax rate.
We present adjusted earnings in a manner consistent with management’s view of the primary business activities that drive the profitability of our core businesses. The following table illustrates how each component of adjusted earnings is calculated from the GAAP statement of operations line items:

Component of Adjusted Earnings		How Derived from GAAP (1)
(i)	Fee income	(i)
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
______________
(1) Italicized items indicate GAAP statement of operations line items.
Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Accordingly, we report adjusted earnings by segment in Note 2 of the Notes to the Consolidated Financial Statements.
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

•
Allocated equity is the portion of common stockholder’s equity that management allocates to each of its segments and sub-segments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction.” and Note 2 of the Notes to the Consolidated Financial Statements for further details regarding allocated equity and the use of an internal capital model.

Results of Operations
Consolidated Results
Business Overview. We continue to evaluate our product offerings with the goal to provide new products that are simpler, more transparent and provide value to our advisors, clients and shareholders. New business efforts in 2017 centered on the sale of our structured index-linked annuity products (“Shield Annuities”), which increased 50% compared to 2016. In addition, as part of our distribution agreement with MassMutual, we launched a new fixed indexed annuity product in the second half of 2017. However, overall 2017 sales declined on a comparative basis due to impacts from Separation-related events that occurred in 2016, including the sale of MPCG to MassMutual and the suspension of sales by Fidelity, as well as our migration away from participating whole life and certain term life products.
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings amounts, which are presented net of income tax.

	Years Ended December 31,
	2017	2016
	(In millions)
Revenues
Premiums	$828	$1,180
Universal life and investment-type product policy fees	3,156	3,097
Net investment income	2,973	3,111
Other revenues	336	709
Net investment gains (losses)	(27)	(67)
Net derivative gains (losses)	(1,468)	(5,770)
Total revenues	5,798	2,260
Expenses
Policyholder benefits and claims	3,594	3,738
Interest credited to policyholder account balances	1,076	1,131
Capitalization of DAC	(256)	(330)
Amortization of DAC and VOBA	916	(225)
Interest expense on debt	56	130
Other expenses	2,033	2,281
Total expenses	7,419	6,725
Income (loss) before provision for income tax	(1,621)	(4,465)
Provision for income tax expense (benefit)	(738)	(1,690)
Net income (loss)	$(883)	$(2,775)
The table below shows the components of our net income (loss), in addition to adjusted earnings for the years ended December 31, 2017 and 2016.

	Years Ended December 31,
	2017	2016
	(In millions)
GMLB Riders	$(1,929)	$(3,180)
Other derivative instruments	(204)	(2,015)
Net investment gains (losses)	(27)	(67)
Other adjustments	(43)	(477)
Adjusted earnings before provision for income tax	582	1,274
Income (loss) before provision for income tax	(1,621)	(4,465)
Provision for income tax expense (benefit)	(738)	(1,690)
Net income (loss)	$(883)	$(2,775)
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Income (loss) before provision for income tax increased $2.8 billion ($1.9 billion, net of income tax) compared to 2016. This increase was primarily due to favorable changes from freestanding derivatives and GMLB Riders, partially offset by lower adjusted earnings. Additionally, after-tax results were impacted by a non-cash charge in the third quarter of 2017 in connection with the Separation of $1.1 billion which was partially offset by the favorable impact recognized in the fourth quarter of 2017 of $704 million related to the enactment of the Tax Act. Excluding the impacts from the annual actuarial assumption review, income (loss) before provision for income tax increased $388 million.
GMLB Riders. Results from GMLB Riders reflect (i) changes in the carrying value of GMLBs liabilities, including GMIBs, GMWBs and GMABs; (ii) changes in the fair value of the hedges and reinsurance of the GMLB liabilities; (iii) the fees earned from the GMLB liabilities; and (iv) the effects related to DAC and VOBA amortization offsets to each of the preceding components (collectively, the “GMLB Riders”).

Comparative results from GMLB Riders were favorable by $1.3 billion as benefits recognized from lower liability reserves were partially offset by unfavorable impacts from the related DAC offsets and market factor impacts on our hedging program. For a detailed discussion of the GMLB Riders, see “— GMLB Riders — Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016.”
Other Derivative Instruments. We have other derivative instruments in addition to the hedges and embedded derivatives included in GMLB Riders, for which changes in fair value are recognized in net derivative gains (losses). Changes in the fair value of other derivative instruments had a favorable impact on comparative results of $1.8 billion.
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
In 2016, in connection with the Separation, we entered into additional interest rate swaps in order to protect the statutory capital of the Company from further declines in interest rates.
Changes in the fair value of freestanding derivatives had a $1.8 billion favorable impact on comparative results, primarily due to favorable changes in interest rates on the fair value of our interest rate swaps. This favorable change was partially offset by unfavorable changes in our foreign currency swaps due to the U.S. dollar weakening against key foreign currencies in the current period when compared to the prior period.
Embedded Derivatives. Certain ceded reinsurance agreements in our Life and Run-off segments are written on a coinsurance with funds withheld basis. The funds withheld component is accounted for as an embedded derivative with changes in the fair value recognized in net income (loss) in the period in which they occur. In addition, the changes in liability values of our index-linked annuity products that result from changes in the underlying equity index are accounted for as embedded derivatives. Changes in the fair value of embedded derivatives had a favorable impact on comparative results of $17 million, primarily due to lower unfavorable impacts recognized in the current period on our Shield Annuities. In connection with the transition to our new variable annuity hedging program, changes in the fair value of Shield Annuities are included in the direct written liabilities component of GMLB Riders beginning in the third quarter of 2017 on a prospective basis.
Net Investment Gains (Losses). Net investment gains (losses) had a favorable impact on comparative results of $40 million, primarily due to higher impairments in the prior period on real estate joint ventures and fixed maturity securities and higher current period net gains on the sales of equity securities. This favorable change was partially offset by current period net losses compared to prior period net gains on foreign currency transactions, as well as current period net losses on commercial mortgage loans compared to prior period gains.
Other Adjustments. Other adjustments to determine adjusted earnings had a favorable impact on comparative results of $434 million, primarily due to charges recognized in the prior period, including an impairment of goodwill in our Run-off segment and the write-off of previously capitalized items in Corporate & Other in connection with the sale of MPCG to MassMutual. See Note 12 of the Notes to the Consolidated Financial Statements for additional discussion of the goodwill impairment.
Income Tax Expense (Benefit). Income tax benefit for the year ended December 31, 2017 was $738 million, or 46% of income (loss) before provision for income tax, compared to $1.7 billion, or 38% of income (loss) before provision for income tax, for the year ended December 31, 2016. Our effective tax rate differs from the U.S. statutory rate typically due to the impacts of the dividend received deductions and utilization of tax credits. In the current period, we recognized an additional $1.1 billion non-cash tax charge in connection with the Separation. We also recognized a tax benefit in the current period of $704 million related to the enactment of the Tax Act. Our 2016 results include a $381 million ($305 million, net of income tax) non-cash charge for goodwill impairment. The tax benefit on this charge was limited to $76 million on the associated tax goodwill. Our 2016 results also include a $78 million benefit due to a deferred tax adjustment related to goodwill.

Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings before provision for income tax decreased $692 million ($810 million, net of income tax) for the year ended December 31, 2017, compared to the prior period. Adjusted earnings is discussed in greater detail below.
Reconciliation of net income (loss) to adjusted earnings

	Years Ended December 31,
	2017	2016
	(In millions)
Net income (loss)	$(883)	$(2,775)
Add: Provision for income tax expense (benefit)	(738)	(1,690)
Net income (loss) before provision for income tax	(1,621)	(4,465)
Less: GMLB Riders	(1,929)	(3,180)
Less: Other derivative instruments	(204)	(2,015)
Less: Net investment gains (losses)	(27)	(67)
Less: Other adjustments (1)	(43)	(477)
Adjusted earnings before provision for income tax	582	1,274
Less: Provision for income tax (expense) benefit	459	341
Adjusted earnings	$123	$933
__________________

(1)	See “— Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016 — Adjusted Earnings” for a listing of other adjustments to net income (loss).
Consolidated Results – Adjusted Earnings

	Years Ended December 31,
	2017	2016
	(In millions)
Fee income	$3,224	$3,577
Net investment spread	1,235	1,507
Insurance-related activities	(1,177)	(1,187)
Amortization of DAC and VOBA	(867)	(1,012)
Other expenses, net of DAC capitalization	(1,833)	(1,611)
Adjusted earnings before provision for income tax	582	1,274
Provision for income tax expense (benefit)	459	341
Adjusted earnings	$123	$933
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Overview. Adjusted earnings decreased $810 million, primarily due to (i) lower fee income, (ii) lower net investment spread and (iii) higher expenses, partially offset by (iv) lower DAC amortization. In addition, we recognized a non-cash tax charge of $1.1 billion in the third quarter of 2017, which was partially offset by the favorable impact of $704 million in the fourth quarter of 2017 related to the enactment of the Tax Act. Excluding the impacts from the annual actuarial assumption review, adjusted earnings decreased $1.1 billion.

In the second quarter of 2016, we refined our actuarial model which calculates the reserves for our ULSG products (the “ULSG Model Change”). The new model treats projected premiums and death claims differently than the previous model. This change resulted in a one-time charge to adjusted earnings of $536 million. Of this one-time charge, $262 million was due to higher insurance-related liabilities combined with unfavorable adjustments related to unearned revenue and DAC. The impacts from the model change also resulted in a reduction of expected future gross profits, which drove our loss recognition margins negative, resulting in a further DAC write-off of $242 million and an increase in insurance-related liabilities of $32 million for the year ended December 31, 2016.
In the fourth quarter of 2016, we moved the ULSG products out of the Life segment and into the Run-off segment. The move was triggered by the decision in late 2016 to cease sales of all ULSG products in early 2017 and to manage this business separately from the rest of the Life business (“ULSG Re-segmentation”). In accordance with our accounting policies, the move to a different segment required us to separately evaluate and test the ULSG products for loss recognition without being able to offset losses with future earnings from the variable and universal life products remaining in the Life segment. The re-segmentation driven loss recognition resulted in a decrease in both net income (loss) and adjusted earnings of $146 million, primarily from the write-off of DAC. Additionally, loss recognition triggered by the Contribution Transactions in 2017 resulted in a decrease in both net income (loss) and adjusted earnings of $726 million, of which $571 million was from the write-off of DAC and $155 million was from an increase in insurance liabilities.
In the fourth quarter of 2017, several actions involving our ULSG business (“ULSG Actions”) resulted in a net decrease to both income (loss) before provision for income tax and pre-tax adjusted earnings of $82 million. These actions included the recapture of certain unaffiliated third-party reinsurance agreements which resulted in net charges totaling $147 million; partially offset by refinements to the actuarial valuation model, resulting in net favorable impact of $65 million.
Fee Income. Fee income decreased $353 million, primarily due to:

•
a benefit of $303 million recognized, included in other revenue, in the prior period from the recapture from a former affiliate of reinsurance agreements for certain single premium deferred annuity contracts (“SPDA Recaptures”);

•	the net benefit of $102 million mostly resulting from the recapture in the prior period of several ceded and assumed reinsurance agreements for certain traditional life products; and

•	a deferred gain of $32 million recognized in the prior period related to the reinsurance agreements that were recaptured from an affiliate of MetLife in the first quarter of 2017; partially offset by

•
an increase of $18 million from changes to assumptions in the current period to our Life segment and ULSG products driven mostly by maintenance expenses, premium persistency and mortality, net of unfavorable changes from refinements in the amortization period in our annuities business; and

•	a charge of $24 million recognized in the prior period due to lower amortization of unearned revenue as a result of the ULSG Model Change.
Excluding the impact of the annual actuarial assumption review, fee income decreased $371 million.
Net Investment Spread. Net investment spread decreased $272 million, primarily due to lower net investment income driven by (i) lower income on derivatives as a result of the termination of interest rate swaps, (ii) lower income from our securities lending program, as a result of a reduction in program size and lower margins due to the impact of a flatter yield curve and (iii) lower prepayment fees. These decreases were partially offset by higher returns on other limited partnership interests driven by an improvement in equity market performance and the impact from an increase in the average invested asset base, primarily due to positive net flows in the general account. The SPDA Recapture had an immaterial impact to net investment spread as the reduction from the elimination of interest credited payments on the related reinsurance receivable, recognized in other revenue, was mostly offset by a corresponding increase in net investment income resulting from an increase in the average invested asset base.
Insurance-Related Activities. Net cost from insurance-related activities decreased by $10 million, primarily due to lower amortization of deferred sales inducements, recognized in policyholder benefits and claims, in connection with the annual actuarial assumption review and a favorable change in the fair value of the underlying ceded separate account assets under a related party reinsurance agreement for certain variable annuity contracts. These decreases were largely offset by unfavorable impacts, recognized in policyholder benefits and claims, from higher net reserves in our ULSG business and an increase in pension risk transfer reserves. The net reserve changes in our ULSG business reflect unfavorable impacts from:

•	charges recognized in the current period due to additional loss recognition triggered by the Contribution Transactions;

•	charges in the current period related to the ULSG Actions; and

•	net incremental liability increases that have been recognized since the implementation of the ULSG Model Change; less favorable impacts from:

•	charges recognized in the prior period resulting from the ULSG Model Change; and

•	changes in reserves in connection with the annual actuarial assumption review.
Excluding the impact of the annual actuarial assumption review, insurance-related activities decreased adjusted earnings by $56 million.
Amortization of DAC and VOBA. Lower amortization of DAC and VOBA had a favorable impact on comparative results of $145 million, primarily due to:

•	lower amortization of $326 million resulting mostly from refinements to the amortization period in connection with the annual actuarial assumption review; and

•	lower amortization of $76 million due primarily to the recapture in the prior year of several life reinsurance agreements from former affiliates and a third party; partially offset by

•
higher amortization of $171 million in our ULSG business resulting from (i) the write down of the remaining ULSG-related DAC as a result of additional loss recognition triggered by the Contribution Transactions in the current period, net of (ii) the impact from charges in the prior period due to the ULSG Model Change, as well as (iii) lower operating amortization in the current period as a result of the DAC write-offs in prior periods; and

•	higher amortization of $109 million as a result of the recovery recorded in the prior period in connection with the SPDA Recapture.
Excluding the impact of the annual actuarial assumption review, higher amortization of DAC and VOBA had an unfavorable impact on comparative results of $181 million.
Other Expenses, Net of DAC Capitalization. Expenses increased $222 million, primarily due to establishment costs related to our technology transformation and branding, as well as increases in operating expenses as a result of being a stand-alone company.
Actuarial Assumption Review. The results of our actuarial assumption review, which are included in the amounts discussed above, had a favorable impact on comparative results of $410 million, primarily due to a decrease in amortization of DAC and deferred sales inducements from refinements to the amortization period in our annuities business.
Income Tax Expense (Benefit). Income tax expense for the year ended December 31, 2017 was $459 million, or 79% of income (loss) before provision for income tax, compared to $341 million, or 27% of income (loss) before provision for income tax, for the year ended December 31, 2016. Our effective tax rate differs from the U.S. statutory rate typically due to dividend received deductions and tax credits. In the current period, we recognized an additional $1.1 billion non-cash tax charge in connection with the Separation. We also recognized a tax benefit in the current period of $704 million due to the Tax Act.

GMLB Riders
The following table presents the overall impact to income (loss) before provision for income tax from the performance of GMLB Riders for (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees, and (iv) associated DAC offsets for the years ended December 31, 2017 and 2016, respectively.

	Years Ended December 31,
	2017	2016
	(In millions)
Directly Written Liabilities (1)	$383	$(2,477)
Assumed Reinsurance Liabilities	(16)	(34)
Total Liabilities	367	(2,511)
Hedging Program	(3,140)	(2,799)
Ceded Reinsurance	39	51
Total Hedging Program and Reinsurance	(3,101)	(2,748)
Directly Written Fees	831	825
Assumed Reinsurance Fees	8	21
Total Fees (2)	839	846
GMLB Riders before DAC Offsets	(1,895)	(4,413)
DAC Offsets	(34)	1,233
Total GMLB Riders	$(1,929)	$(3,180)
______________

(1)
Includes changes in fair value of the Shield Annuities embedded derivatives of ($305) million for the year ended December 31, 2017. Changes in the fair value of the Shield Annuities embedded derivatives were not included in the GMLB results for the year ended December 31, 2016.

(2)	Excludes living benefit fees of $70 million and $75 million, included as a component of adjusted earnings, for the years ended December 31, 2017 and 2016, respectively.
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Comparative results from GMLB Riders were favorable by $1.3 billion. Of this amount, a favorable change of $2.7 billion was recorded in net derivative gains (losses). Excluding the impact of the annual actuarial assumption review, comparative results from GMLB Riders were unfavorable by $795 million.
GMLB Riders Liabilities. GMLB Riders liabilities represent our obligation to protect policyholders against the possibility that a downturn in the markets will reduce the specified benefits that can be claimed under the base annuity contract. Any periods of significant and/or sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our GMLB Riders liabilities. An increase in these liabilities would result in a decrease to our net income (loss), which could be significant.
The change in the carrying value of GMLB Riders liabilities resulted in a favorable impact on comparative results of $2.9 billion, primarily due to lower charges related to the annual actuarial assumption review in the current year than in the prior year combined with favorable market impacts resulting from higher equity market performance partially offset by interest rates increasing less in the current period than in the prior period. Included in this amount is a decrease of $305 million in the fair value of our Shield Annuities embedded derivatives which have been included in the directly written liability beginning in the third quarter of 2017 on a prospective basis. Excluding the impact of the annual actuarial assumption review, GMLB Riders liabilities had an unfavorable impact on comparative results of $169 million.
GMLB Riders Hedging Program and Reinsurance. We enter into freestanding derivatives, and to a lesser extent reinsurance, to hedge the market risks inherent in GMLB Riders liabilities. However, certain of the risks inherent in GMLB Riders liabilities are unhedged, including the adjustment for non-performance risk. Generally, the same market factors that impact the fair value of GMLB Riders liabilities impact the value of the hedges, though in the opposite direction. However, due to the complex nature of the business and any unhedged risks, the changes in fair value of GMLB Riders liabilities and GMLB Riders hedges and reinsurance are not always in an equal amount.
Changes in the fair value of GMLB Riders hedging program and reinsurance had an unfavorable impact on comparative results of $353 million primarily due to the inverse impact of the same equity market and interest rate factors that impacted the GMLB Riders liabilities.

GMLB Riders Fees. We earn fees on our GMLB Riders liabilities, which are calculated based on the notional amount used to calculate the owner’s guaranteed benefits (“Benefit Base”). Fees calculated based on the Benefit Base are more stable in market downturns, compared to fees based on the account value, because the Benefit Base excludes the impact of a decline in the market value of the policyholder’s account value. We use the fees directly earned from GMLB Riders to fund the reserves, future claims and costs associated with the hedges of market risks inherent in the GMLB Riders liabilities. For GMLB Riders liabilities accounted for as embedded derivatives, the future fees are included in the fair value of the embedded derivative liabilities, with changes recorded in net derivative gains (losses). For GMLB Riders liabilities accounted for as insurance, while the related fees do affect the valuations of these liabilities, they are not included in the resulting liability values, but are recorded separately in universal life and investment-type product policy fees. Fees from GMLB Riders decreased $7 million.
DAC Offsets. DAC offsets, which are inversely related to the changes in certain components of the GMLB Riders discussed above, resulted in an unfavorable impact on comparative results of $1.3 billion. The DAC offset related to certain components of the directly written GMLB Riders is determined by the same factors that impact the respective component, but generally in the opposite direction. There is no DAC related to assumed reinsurance and, accordingly, no DAC offset. Excluding the impact of the annual actuarial assumption review, DAC offsets had an unfavorable impact on comparative results of $267 million.
Actuarial Assumption Review. As previously discussed, we review and update, on an annual basis, our long-term assumptions used in the calculations of the GMLB Riders liabilities. The impact from the annual actuarial assumption review, which is included in the amounts discussed above, had a favorable impact on comparative results of $2.0 billion, primarily due to the following:

•
a favorable impact of $3.2 billion, recognized in net derivative gains (losses), mainly related to changes in assumptions regarding rider utilization assumptions and the related adjustment to risk margins in the prior period combined with the nonperformance risk adjustment in the current period resulting from using our own creditworthiness post-separation; partially offset by

•
an unfavorable impact of $1.0 billion in DAC amortization primarily from (i) the favorable amortization offset in the prior period, which is inversely related to the assumption changes above, (ii) an unfavorable offset adjustment in the current period resulting from the change in nonperformance risk and (iii) refinements in the current period to the amortization period.

Effects of Inflation
Management believes that inflation has not had a material effect on the Company’s results of operations, except insofar as inflation may affect interest rates.
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
Off-Balance Sheet Arrangements
Collateral for Securities Lending and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $29 million and $27 million at estimated fair value at December 31, 2017 and 2016, respectively. See Notes 1 and 7 of the Notes to the Consolidated Financial Statements for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
From time to time we participate in repurchase and reverse repurchase programs. In connection with these transactions, we obtain fixed maturity securities as collateral from unaffiliated financial institutions, which can be repledged, and which are not recorded on our balance sheets. We had no pledged or repledged securities at either December 31, 2017 or December 31, 2016.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $368 million and $564 million at December 31, 2017 and 2016, respectively. See “— Liquidity and Capital Resources — Liquidity” and Note 8 of the Notes to the Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Guarantees
See “Guarantees” in Note 14 of the Notes to the Consolidated Financial Statements.
Other
Additionally, we enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnership investments and private corporate bond investments. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 7 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “Fixed Maturity and Equity Securities AFS” and “Mortgage Loans” in Note 7 of the Notes to the Consolidated Financial Statements for information on our investments in fixed maturity securities and mortgage loans.
Other than the commitments disclosed in Note 14 of the Notes to the Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund mortgage loans, partnership investments and private corporate bond investments.
Liquidity and Capital Resources
Overview
Liquidity refers to our ability to generate adequate cash flows from our normal operations to meet the cash requirements of our operating, investing and financing activities. Capital refers to our long-term financial resources available to support our business operations and contribute to future growth. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of the businesses, timing of cash flows on investments and products, general economic conditions, access to the Brighthouse Financial, Inc. facilities described below and access to the capital markets and the alternate sources of liquidity and capital described herein.

In December 2016, Brighthouse Financial, Inc. entered into the Revolving Credit Facility. Additionally, in June 2017 and July 2017, respectively, Brighthouse Financial, Inc. issued the Senior Notes and entered into the Term Loan Facility. Collectively, these facilities will be a potential source of liquidity and capital to the Company. These facilities may also be supplemented by alternate sources of liquidity either directly or indirectly through affiliates.
Liquidity
Liquidity Management
Based upon the strength of our franchise, diversification of our businesses, strong financial fundamentals including strong cash flows from operations, substantial short-term liquidity and additional liquid assets in our investment portfolio, as well as the substantial funding sources available to us, we continue to believe we have access to ample liquidity to meet business requirements under current market conditions and reasonably possible stress scenarios. We continuously monitor and adjust our liquidity and capital plans n light of market conditions, as well as changing needs and opportunities.
Sources and Uses of Liquidity and Capital
The principal cash inflows from operating activities come from insurance premiums, annuity considerations, deposit funds, and net investment income, while the principal cash outflows from operating activities are a result of life insurance and annuity products and operating expenses, as well as income tax. We typically have a net cash outflow from investment activities because cash inflows from operating activities are reinvested in accordance with our asset and liability management discipline to fund insurance liabilities. We closely monitor and manage these risks through our comprehensive investment risk management process. The principal financing cash flows come from deposits and withdrawals on policyholder account balances, repayments on debt, dividends on common stock and changes in collateral related to securities lending and derivative activities.
Liquid Assets and Short-term Liquidity
An integral part of our liquidity management includes managing our level of short-term liquidity and level of liquid assets. Short-term liquidity was $1.1 billion and $1.4 billion at December 31, 2017 and 2016, respectively. Liquid assets were $36.5 billion and $27.6 billion at December 31, 2017 and 2016, respectively.
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
Funding Agreements Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements to a variety of sources including special purpose entities, the Federal Home Loan Bank and the Federal Agricultural Mortgage Corporation. We had total obligations under funding agreements of $736 million and $772 million at December 31, 2017 and 2016, respectively. During the years ended December 31, 2017, 2016 and 2015, we issued $25 million, $6.1 billion and $17.1 billion, respectively, and repaid $81 million, $9.4 billion and $17.9 billion, respectively, of funding agreements. See Note 4 of the Notes to the Consolidated Financial Statements.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the Annuities segment, lapses and surrenders tend to occur in the normal course of business. During the years ended December 31, 2017 and 2016, general account surrenders and withdrawals from annuity products were $1.6 billion and $1.7 billion, respectively. In the Run-Off segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2017 and 2016, we were obligated to return cash collateral pledged to the Company of $367 million and $728 million, respectively. At December 31, 2017 and 2016, we had pledged cash collateral of $44 million and $765 million, respectively. With respect to OTC-bilateral derivatives in a net liability position that have financial strength contingent provisions, a one-notch downgrade in Brighthouse Life Insurance Company’s financial strength rating would not have increased our derivative collateral requirements at December 31, 2017. See Note 8 of the Notes to the Consolidated Financial Statements.

We pledge collateral from time to time in connection with funding agreements. See Note 4 of the Notes to the Consolidated Financial Statements.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $3.8 billion and $6.6 billion at December 31, 2017 and 2016, respectively. Of these amounts, $1.6 billion and $2.1 billion at December 31, 2017 and 2016, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2017 was $1.6 billion, all of which were U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See Note 7 of the Notes to the Consolidated Financial Statements.
Capital
We manage our capital position to maintain our financial strength ratings. See “Business — Company Ratings.” Our capital position is supported by our ability to generate strong cash flows within our businesses.
Rating Agencies
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
The following financial strength ratings represent each rating agency’s opinion of Brighthouse Life Insurance Company’s ability to pay obligations under insurance policies and contracts in accordance with their terms and are not evaluations directed toward the protection of investors in Brighthouse Life Insurance Company’s securities. Financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating.
Our financial strength ratings at the date of this filing are indicated in the following table. All financial strength ratings have a stable outlook unless otherwise indicated. Additional information about financial strength ratings can be found on the websites of the respective rating agencies.

	A.M. Best	Fitch	Moody’s	S&P
Ratings Structure	“A++ (superior)” to “S (suspended)”	“AAA (exceptionally strong)” to “C (distressed)”	“Aaa (highest quality)” to “C (lowest rated)”	“AAA (extremely strong)” to “SD (Selective Default)” or “D (Default)”
Brighthouse Life Insurance Company	A	A	A3	A+ (1)
	3rd of 16	6th of 19	7th of 21	5th of 22
Brighthouse Life Insurance Company of NY	A	NR	NR	A+ (1)
	3rd of 16			5th of 22
______________
(1) Negative outlook.
Rating agencies may continue to review and adjust our ratings. See “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” for an in-depth description of the impact of a ratings downgrade.

Affiliated Captive Reinsurance Transactions
Brighthouse Life Insurance Company cedes specific policy classes, including term life insurance, universal life insurance and secondary guarantees on universal life insurance to our subsidiary captive reinsurer, BRCD. The statutory reserves of BRCD are supported by a combination of investment assets and credit-linked notes supported by a pool of highly rated unaffiliated third-party reinsurers. Brighthouse Life Insurance Company entered into reinsurance agreements with BRCD for risk and capital management purposes, as well as to satisfy statutory reserve requirements related to universal and term life insurance policies.
The NAIC continues to review insurance companies’ use of affiliated captive reinsurers and off-shore entities. The Department of Financial Services continues to have a moratorium on new reserve financing transactions involving captive insurers. We are not aware of any states other than New York and California implementing such a moratorium. While such a moratorium would not impact the existing reinsurance agreements with BRCD, a moratorium placed on the use of captives for new reserve financing transactions could impact our ability to write certain products and/or impact our RBC ratios and ability to deploy excess capital in the future. This could result in our need to increase prices, modify product features or limit the availability of those products to our customers. While this affects insurers across the industry, it could adversely impact our competitive position and our results of operations in the future. We continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves and we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We have an integrated process for managing risk exposures, which is coordinated among our Risk Management, Treasury, Actuarial and Investment Departments. The process is designed to assess and manage exposures on a consolidated company-wide basis. Brighthouse Financial, Inc. has established a Balance Sheet and Financial Risk Committee (“BSFRC”). The BSFRC is responsible for periodically reviewing all material financial risks to us, and in the event risks exceed desired tolerances, informs the Finance and Risk Committee of the Brighthouse Financial Inc. Board of Directors, considers possible courses of action, and determines how best to resolve or mitigate such risks. In taking such actions, the BSFRC considers industry best practices and the current economic environment. The BSFRC also reviews and approves target investment portfolios in order to align them with our liability profile, and establishes guidelines and limits for various risk taking departments, such as the Investment Department. Our Treasury Department is responsible for coordinating our asset liability management (“ALM”) strategies throughout the enterprise. The membership of the BSFRC is comprised of the following members of Brighthouse’s senior management: Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Operating Officer, Chief Strategy Officer and Chief Investment Officer.
Our significant market risk management practices include, but are not limited to the following:
Managing Interest Rate Risk
To manage interest rate risk, we employ product design, pricing and ALM strategies to mitigate the potential effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset crediting rates for certain products. Our ALM strategies include the use of derivatives and duration mismatch limits.
We analyze interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivatives. These projections involve evaluating the potential gain or loss on most of our in-force business under various increasing and decreasing interest rate environments. State insurance department regulations require that we perform some of these analyses annually as part of our review of the sufficiency of our regulatory reserves. We measure relative sensitivities of the value of our assets and liabilities to changes in key assumptions using internal models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, prepayments and defaults.
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

Managing Equity Market and Foreign Currency Risks
We manage equity market risk in a coordinated process across our Investment and Treasury Departments primarily by holding sufficient capital to permit us to absorb modest losses, which may be temporary, from changes in equity markets and interest rates without adversely affecting our financial strength ratings and through the use of derivatives, such as equity index options contracts, exchange-traded equity futures, equity variance swaps and equity total return swaps. We may also employ reinsurance strategies to manage these exposures. Key management objectives include limiting losses, minimizing exposures to significant risks and providing additional capital capacity for future growth. The Investment and Treasury Departments are also responsible for managing the exposure to foreign currency denominated investments. We use foreign currency swaps and forwards to mitigate the exposure, risk of loss and financial statement volatility associated with foreign currency denominated fixed income investments.
Market Risk - Fair Value Exposures
We regularly analyze our market risk exposure to interest rate, equity market, credit spread and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity markets and foreign currency exchange rates. We have exposure to market risk through our insurance and annuity operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in fair value resulting from changes in interest rates, equity markets, credit spread and foreign currency exchange rates. We may have additional financial impacts other than changes in fair value, which are beyond the scope of this discussion. See “Risk Factors” for additional disclosure regarding our market risk and related sensitivities.
Interest Rates
Our fair value exposure to changes in interest rates arises most significantly from our interest rate sensitive liabilities and our holdings of fixed maturity securities, mortgage loans and derivatives that are used to support our policyholder liabilities. Our interest rate sensitive liabilities include long term debt, policyholder account balances related to certain investment type contracts, and embedded derivatives in variable annuity contracts with guaranteed minimum benefits. Our fixed maturity securities including U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed and other ABS and our commercial, agricultural and residential mortgage loans, are exposed to changes in interest rates. We also use derivatives including swaps, caps, floors and options to mitigate the exposure related to interest rate risks from our product liabilities.
Equity Market
Along with investments in equity securities, we have fair value exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as embedded derivatives in variable annuity contracts with guaranteed minimum benefits, as well as certain policyholder account balances. In addition, we have exposure to equity markets through derivatives including futures, options and swaps that we enter into to mitigate potential equity market exposure from our product liabilities.
Foreign Currency Exchange Rates
Our fair value exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans and certain liabilities. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and liabilities are the Euro and the British pound. We economically hedge substantially all of our foreign currency exposure.

Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates using sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. We believe that these changes in market rates and prices are reasonably possible in the near term. In performing the analysis summarized below, we used market rates as of December 31, 2017. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

•	the net present values of our interest rate sensitive exposures resulting from a 10% change (increase or decrease) in interest rates;

•	the estimated fair value of our equity positions due to a 10% change (increase or decrease) in equity market prices; and

•
the U.S. dollar equivalent of estimated fair values of our foreign currency exposures due to a 10% change (increase in the value of the U.S. dollar compared to the foreign currencies or decrease in the value of the U.S. dollar compared to the foreign currencies) in foreign currency exchange rates.

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. Our actual losses in any particular period may vary from the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•
interest sensitive liabilities do not include $38.4 billion of insurance contracts, which are accounted for on a book value basis. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets;

•	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgage loans;

•	foreign currency exchange rate risk is not isolated for certain embedded derivatives within host asset and liability contracts, as the risk on these instruments is reflected as equity;

•	for derivatives that qualify for hedge accounting, the impact on reported earnings may be materially different from the change in market values;

•	the analysis excludes limited partnership interests; and

•	the model assumes that the composition of assets and liabilities remains unchanged throughout the period.
Accordingly, we use such models as tools and not as substitutes for the experience and judgment of our management.

The table below illustrates the potential loss in estimated fair value of our interest sensitive financial instruments due to a 10% increase in the yield curve by type of asset and liability as of:

	December 31, 2017
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Financial assets with interest rate risk
Fixed maturity securities		$63,333	$(1,372)
Mortgage loans		$10,768	(125)
Policy loans		$1,185	(6)
Premiums, reinsurance and other receivables		$1,909	(55)
Embedded derivatives within asset host contracts (2)		$227	(22)
Increase (decrease) in fair value of assets			(1,580)

Financial liabilities with interest rate risk (3)
Policyholder account balances		$15,760	233
Long-term debt		$42	1
Other liabilities		$461	(15)
Embedded derivatives within liability host contracts (2)		$2,234	398
(Increase) decrease in fair value of liabilities			617

Derivative instruments with interest rate risk
Interest rate contracts	$47,968	$275	(545)
Foreign currency contracts	$2,995	$37	(28)
Equity contracts	$60,544	$(1,236)	(14)
Increase (decrease) in fair value of derivative instruments			(587)
Net change			$(1,550)
______________

(1)	Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contract holder.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $38.4 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets.

Sensitivity Summary
In the following paragraphs, the sensitivities to market risks presented as of December 31, 2017 have been recast to reflect the Contribution Transactions as described in Note 3 of the Notes to the Consolidated Financial Statements.
Sensitivity to rising interest rates decreased by $286 million, or 16%, to $1.6 billion as of December 31, 2017 from $1.8 billion as of December 31, 2016. The change was primarily driven by lower sensitivity of derivatives used by the Company as hedges against changes in interest rates.
Sensitivity to a 10% rise in equity prices decreased by $515 million, or 94%, to $35 million as of December 31, 2017 from $550 million at December 31, 2016. This change was primarily driven by lower sensitivity of derivatives used by the Company as hedges against changes in equity prices.
Sensitivity to a 10% decrease in the U.S. dollar compared to all foreign currencies decreased by $27 million, or 32%, to $57 million as of December 31, 2017 from $84 million at December 31, 2016. This decrease was primarily driven by an increase in the sensitivity of foreign currency sensitive assets that was more closely offset by an increase in the sensitivity of our derivative hedges.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Brighthouse Life Insurance Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brighthouse Life Insurance Company and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index to the Consolidated Financial Statements, Notes and Schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
March 21, 2018

We have served as the Company’s auditor since 2005.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Balance Sheets
December 31, 2017 and 2016
(In millions, except share and per share data)

	2017	2016
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $58,599 and $57,289, respectively,)	$63,333	$59,899
Equity securities available-for-sale, at estimated fair value (cost: $212 and $280, respectively)	232	300
Mortgage loans (net of valuation allowances of $46 and $40, respectively; includes $115 and $136, respectively, at estimated fair value, relating to variable interest entities)	10,640	9,290
Policy loans	1,106	1,093
Real estate joint ventures	433	215
Other limited partnership interests	1,667	1,639
Short-term investments, principally at estimated fair value (includes $0 and $344, respectively, relating to variable interest entities)	269	1,272
Other invested assets, principally at estimated fair value	2,448	5,029
Total investments	80,128	78,737
Cash and cash equivalents, principally at estimated fair value(includes $0 and $3,078, respectively, relating to variable interest entities)	1,363	5,057
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	575	668
Premiums, reinsurance and other receivables	12,918	13,853
Deferred policy acquisition costs and value of business acquired	5,623	6,339
Current income tax recoverable	735	736
Other assets	547	689
Separate account assets	110,156	105,346
Total assets	$212,045	$211,425
Liabilities and Equity
Liabilities
Future policy benefits	$35,715	$32,752
Policyholder account balances	37,069	36,579
Other policy-related balances	2,720	2,712
Payables for collateral under securities loaned and other transactions	4,158	7,371
Long-term debt (includes $11 and $23, respectively, at estimated fair value, relating to variable interest entities)	46	1,904
Deferred income tax liability	894	2,451
Other liabilities (includes $0 and $1, respectively, relating to variable interest entities)	4,419	5,445
Separate account liabilities	110,156	105,346
Total liabilities	195,177	194,560
Contingencies, Commitments and Guarantees (Note 14)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	19,073	18,461
Retained earnings (deficit)	(4,132)	(2,919)
Accumulated other comprehensive income (loss)	1,837	1,248
Total Brighthouse Life Insurance Company's stockholder's equity	16,853	16,865
Noncontrolling interests	15	—
Total equity	16,868	16,865
Total liabilities and equity	$212,045	$211,425
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	2017	2016	2015
Revenues
Premiums	$828	$1,180	$1,637
Universal life and investment-type product policy fees	3,156	3,097	3,293
Net investment income	2,973	3,111	3,001
Other revenues	336	709	433
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(1)	(19)	(23)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	—	(3)	(8)
Other net investment gains (losses)	(26)	(45)	36
Total net investment gains (losses)	(27)	(67)	5
Net derivative gains (losses)	(1,468)	(5,770)	(497)
Total revenues	5,798	2,260	7,872
Expenses
Policyholder benefits and claims	3,594	3,738	3,087
Interest credited to policyholder account balances	1,076	1,131	1,224
Amortization of deferred policy acquisition costs and value of business acquired	916	(225)	673
Other expenses	1,833	2,081	1,723
Total expenses	7,419	6,725	6,707
Income (loss) before provision for income tax	(1,621)	(4,465)	1,165
Provision for income tax expense (benefit)	(738)	(1,690)	247
Net income (loss)	$(883)	$(2,775)	$918
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	2017	2016	2015
Net income (loss)	$(883)	$(2,775)	$918
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	590	(535)	(1,681)
Unrealized gains (losses) on derivatives	(166)	27	89
Foreign currency translation adjustments	9	(3)	(29)
Other comprehensive income (loss), before income tax	433	(511)	(1,621)
Income tax (expense) benefit related to items of other comprehensive income (loss)	156	165	593
Other comprehensive income (loss), net of income tax	589	(346)	(1,028)
Comprehensive income (loss)	$(294)	$(3,121)	$(110)
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Equity
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$75	$16,698	$(301)	$2,622	$19,094	$—	$19,094
Capital contributions from MetLife, Inc.		202	—		202		202
Dividends paid to MetLife, Inc.		—	(500)		(500)		(500)
Returns of capital		(50)			(50)		(50)
Net income (loss)			918	—	918		918
Other comprehensive income (loss), net of income tax				(1,028)	(1,028)		(1,028)
Balance at December 31, 2015	75	16,850	117	1,594	18,636	—	18,636
Capital contributions from MetLife, Inc.		1,637			1,637		1,637
Dividends paid to MetLife, Inc.			(261)		(261)		(261)
Returns of capital		(26)			(26)		(26)
Net income (loss)			(2,775)		(2,775)		(2,775)
Other comprehensive income (loss), net of income tax				(346)	(346)		(346)
Balance at December 31, 2016	75	18,461	(2,919)	1,248	16,865	—	16,865
Sale of operating joint venture interest to a former affiliate		202			202		202
Returns of capital (Note 3)		(2,737)			(2,737)		(2,737)
Capital contributions		3,147			3,147		3,147
Change in equity of noncontrolling interests					—	15	15
Net income (loss)			(883)		(883)		(883)
Effect of change in accounting principle (Note 1)			(330)	330	—		—
Other comprehensive income (loss), net of income tax				259	259		259
Balance at December 31, 2017	$75	$19,073	$(4,132)	$1,837	$16,853	$15	$16,868
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$(883)	$(2,775)	$918
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	25	56	25
Amortization of premiums and accretion of discounts associated with investments, net	(271)	(231)	(233)
(Gains) losses on investments, net	27	67	(5)
(Gains) losses on derivatives, net	3,084	6,998	1,321
(Income) loss from equity method investments, net of dividends and distributions	(50)	26	110
Interest credited to policyholder account balances	1,076	1,131	1,224
Universal life and investment-type product policy fees	(3,156)	(3,097)	(3,293)
Goodwill impairment	—	381	—
Change in accrued investment income	(80)	(35)	10
Change in premiums, reinsurance and other receivables	55	45	(403)
Change in deferred policy acquisition costs and value of business acquired, net	660	(555)	273
Change in income tax	—	(1,830)	724
Change in other assets	2,176	2,152	2,231
Change in future policy benefits and other policy-related balances	1,522	2,404	2,283
Change in other liabilities	(314)	(590)	(206)
Other, net	75	(16)	13
Net cash provided by (used in) operating activities	3,946	4,131	4,992
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	16,409	45,460	38,341
Equity securities	97	224	308
Mortgage loans	761	1,560	1,083
Real estate and real estate joint ventures	77	446	512
Other limited partnership interests	262	417	425
Purchases of:
Fixed maturity securities	(17,811)	(39,097)	(43,502)
Equity securities	(2)	(58)	(273)
Mortgage loans	(2,044)	(2,847)	(2,560)
Real estate and real estate joint ventures	(268)	(75)	(109)
Other limited partnership interests	(263)	(203)	(233)
Cash received in connection with freestanding derivatives	1,859	707	224
Cash paid in connection with freestanding derivatives	(3,829)	(2,764)	(869)
Cash received under repurchase agreements	—	—	199
Cash paid under repurchase agreements	—	—	(199)
Cash received under reverse repurchase agreements	—	—	199
Cash paid under reverse repurchase agreements	—	—	(199)
Sale of operating joint venture interest to a former affiliate	42	—	—
Sale of loans to a former affiliate	—	—	26
Receipts on loans to a former affiliate	—	50	—
Net change in policy loans	(14)	109	(72)
Net change in short-term investments	1,057	596	(343)
Net change in other invested assets	(16)	7	(55)
Net cash provided by (used in) investing activities	$(3,683)	$4,532	$(7,097)
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	2017	2016	2015
Cash flows from financing activities
Policyholder account balances:
Deposits	$4,381	$10,040	$20,269
Withdrawals	(3,114)	(12,292)	(21,078)
Net change in payables for collateral under securities loaned and other transactions	(3,139)	(3,251)	3,121
Long-term debt issued	—	—	175
Long-term debt repaid	(13)	(26)	(235)
Returns of capital (Note 3)	(3,425)	—	—
Capital contributions	1,300	1,688	406
Capital contribution associated with the sale of operating joint venture interest to a former affiliate	202	—	—
Dividends paid to MetLife, Inc.	—	(261)	(500)
Financing element on certain derivative instruments and other derivative related transactions, net	(149)	(1,011)	(97)
Net cash provided by (used in) financing activities	(3,957)	(5,113)	2,061
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	—	—	(2)
Change in cash and cash equivalents	(3,694)	3,550	(46)
Cash and cash equivalents, beginning of year	5,057	1,507	1,553
Cash and cash equivalents, end of year	$1,363	$5,057	$1,507
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$81	$130	$137
Income tax	$(684)	$150	$(463)
Non-cash transactions:
Transfer of fixed maturity securities from former affiliates	$—	$4,030	$—
Transfer of mortgage loans from former affiliates	$—	$662	$—
Transfer of short-term investments from former affiliates	$—	$94	$—
Transfer of fixed maturity securities to former affiliates	$293	$346	$—
Reduction of other invested assets in connection with affiliated reinsurance transactions	$—	$676	$—
Reduction of policyholder account balances in connection with reinsurance transactions	$293	$—	$—
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“BLIC” and the “Company” refer to Brighthouse Life Insurance Company, a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC, which until July 28, 2017 was a direct wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”).
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
On October 5, 2016, Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”), which until the completion of the Separation on August 4, 2017, was a wholly-owned subsidiary of MetLife, Inc., filed a registration statement on Form 10 (as amended, the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”) that was declared effective by the SEC on July 6, 2017. The Form 10 disclosed MetLife, Inc.’s plans to undertake several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) and include Brighthouse Life Insurance Company and certain affiliates in the planned separated business and distribute at least 80.1% of the shares of Brighthouse Financial, Inc.’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. In connection with the Restructuring, effective April 2017, following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and Brighthouse Life Insurance Company of NY (“BHNY”) to Brighthouse Life Insurance Company (the “Contribution Transactions”). The affiliated reinsurance companies were then merged into Brighthouse Reinsurance Company of Delaware (“BRCD”), a licensed reinsurance subsidiary of Brighthouse Life Insurance Company. See Note 3 for further information on this change, which was applied retrospectively. On July 28, 2017, MetLife, Inc. contributed Brighthouse Holdings, LLC to Brighthouse Financial, Inc., resulting in Brighthouse Life Insurance Company becoming an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. On August 4, 2017, MetLife, Inc. completed the Separation through a distribution of 96,776,670 of the 119,773,106 shares of the common stock of Brighthouse Financial, Inc., representing 80.8% of MetLife Inc.’s interest in Brighthouse Financial, Inc., to holders of MetLife, Inc. common stock.
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
The Company uses the equity method of accounting for equity securities when it has significant influence or at least 20% interest and for real estate joint ventures and other limited partnership interests (“investee”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period. The Company uses the cost method of accounting for investments in which it has virtually no influence over the investee’s operations.
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
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

Accounting Policy	Note
Insurance	4
Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	5
Reinsurance	6
Investments	7
Derivatives	8
Fair Value	9
Income Tax	13
Litigation Contingencies	14
Insurance
Future Policy Benefit Liabilities and Policyholder Account Balances
The Company establishes liabilities for future amounts payable under insurance policies. Insurance liabilities are generally calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions that are in accordance with GAAP and applicable actuarial standards. The principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, benefit utilization and withdrawals, policy lapse, retirement, disability incidence, disability terminations, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type.
For traditional long duration insurance contracts (term and whole-life insurance and immediate annuities), assumptions are determined at issuance of the policy and remain “locked-in” unless a premium deficiency exists. A premium deficiency exists when the liability for future policy benefits plus the present value of expected future gross premiums are less than expected future benefits and expenses (based on current assumptions). When a premium deficiency exists, the Company will reduce any deferred acquisition costs and may also establish an additional liability to eliminate the deficiency. To assess whether a premium deficiency exists, the Company groups insurance contracts based on the manner acquired, serviced and the measurement of profitability. In applying the profitability criteria, groupings are limited by segment.
Liabilities for universal life insurance with secondary guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the contract period based on total expected assessments. The assumptions used in estimating the secondary guarantee liabilities are consistent with those used for amortizing deferred policy acquisition costs (“DAC”), and are reviewed and updated at least annually. The assumptions of investment performance and volatility for variable products are consistent with historical experience of the appropriate underlying equity indices, such as the Standard & Poor’s Global Ratings (“S&P”) 500 Index. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.
In certain cases, the liability for an insurance product may be sufficient in the aggregate, but the pattern of future earnings may result in profits followed by losses. In these situations, the Company may establish an additional liability to offset the losses that are expected to be recognized in later years.
Policyholder account balances relate to customer deposits on universal life insurance and fixed and variable deferred annuity contracts and are equal to the sum of deposits, plus interest credited, less charges and withdrawals.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

See “— Variable Annuity Guarantees” for additional information on the Company’s variable annuity guarantee features that are accounted for as insurance liabilities and recorded in future policy benefits, as well as the guarantee features that are accounted for at fair value as embedded derivatives and recorded in policyholder account balances.
Recognition of Insurance Revenues and Deposits
Premiums related to traditional life insurance and annuity contracts with life contingencies are recognized as revenues when due from policyholders. When premiums are due over a significantly shorter period than the period over which policyholder benefits are incurred, any excess profit is deferred and recognized into earnings in proportion to insurance in-force or, for annuities, the amount of expected future policy benefit payments.
Deposits related to universal life insurance, fixed and variable deferred annuity contracts and investment-type products are credited to policyholder account balances. Revenues from such contracts consist of asset-based investment management fees, mortality charges, risk charges, policy administration fees and surrender charges. These fees are recognized when assessed to the contract holder and are included in universal life and investment-type product policy fees on the statements of operations.
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
Value of business acquired (“VOBA”) is an intangible asset resulting from a business combination that represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force as of the acquisition date. The estimated fair value of the acquired liabilities is based on projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections.
DAC and VOBA on traditional long-duration insurance contracts is amortized based on actual and expected future gross premiums while DAC and VOBA on fixed and variable universal life insurance and deferred annuities is amortized based on estimated gross profits. The recoverability of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated on the financial statements for reporting purposes.
See Note 5 for additional information on DAC and VOBA amortization.
The Company also has deferred sales inducements (“DSI”) and value of distribution agreements (“VODA”) which are included in other assets. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of DSI is included in policyholder benefits and claims. VODA represents the present value of expected future profits associated with the expected future business derived from the distribution agreements acquired as part of a business combination. The VODA associated with past business combinations is amortized over useful lives ranging from 10 to 40 years and such amortization is included in other expenses. Each year, or more frequently if circumstances indicate a possible impairment exists, the Company reviews DSI and VODA to determine whether the assets are impaired.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
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
Amounts currently recoverable under reinsurance agreements are included in premiums, reinsurance and other receivables and amounts currently payable are included in other liabilities. Assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement. If reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance.
The funds withheld liability represents amounts withheld by the Company in accordance with the terms of the reinsurance agreements. Under certain reinsurance agreements, the Company withholds the funds rather than transferring the underlying investments and, as a result, records funds withheld liability within other liabilities. The Company recognizes interest on funds withheld, included in other expenses, at rates defined by the terms of the agreement which may be contractually specified or directly related to the investment portfolio.
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
If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in other liabilities and deposits made are included within premiums, reinsurance and other receivables. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other revenues or other expenses, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through other revenues or other expenses, as appropriate. Certain previously assumed non-life contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”), guaranteed minimum accumulation benefits (“GMABs”) and GMIBs are also accounted for as embedded derivatives with changes in estimated fair value reported in net derivative gains (losses).
Variable Annuity Guarantees
The Company issues directly and previously assumed from a former affiliate through reinsurance certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (the “Benefit Base”) less withdrawals. In some cases, the Benefit Base may be increased by additional deposits, bonus amounts, accruals or optional market value step-ups.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Certain of the Company’s variable annuity guarantee features are accounted for as insurance liabilities and recorded in future policy benefits while others are accounted for at fair value as embedded derivatives and recorded in policyholder account balances. Generally, a guarantee is accounted for as an insurance liability if the guarantee is paid only upon either (i) the occurrence of a specific insurable event, or (ii) annuitization. Alternatively, a guarantee is accounted for as an embedded derivative if a guarantee is paid without requiring (i) the occurrence of specific insurable event, or (ii) the policyholder to annuitize, that is, the policyholder can receive the guarantee on a net basis. In certain cases, a guarantee may have elements of both an insurance liability and an embedded derivative and in such cases the guarantee is split and accounted for under both models. Further, changes in assumptions, principally involving behavior, can result in a change of expected future cash outflows of a guarantee between portions accounted for as insurance liabilities and portions accounted for as embedded derivatives.
Guarantees accounted for as insurance liabilities in future policy benefits include guaranteed minimum death benefits (“GMDBs”), the life contingent portion of the GMWBs and the portion of the GMIBs that require annuitization, as well as the life contingent portion of the expected annuitization when the policyholder is forced into an annuitization upon depletion of their account value.
These insurance liabilities are accrued over the accumulation phase of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios are based on best estimate assumptions consistent with those used to amortize DAC. When current estimates of future benefits exceed those previously projected or when current estimates of future assessments are lower than those previously projected, liabilities will increase, resulting in a current period charge to net income. The opposite result occurs when the current estimates of future benefits are lower than those previously projected or when current estimates of future assessments exceed those previously projected. At each reporting period, the actual amount of business remaining in-force is updated, which impacts expected future assessments and the projection of estimated future benefits resulting in a current period charge or increase to earnings. See Note 4 for additional details of guarantees accounted for as insurance liabilities.
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
The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital market scenarios to determine an economic liability. The reported estimated fair value is then determined by taking the present value of these risk-free generated cash flows using a discount rate that incorporates a spread over the risk-free rate to reflect the Company’s nonperformance risk and adding a risk margin. For more information on the determination of estimated fair value. See Note 9.
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
Notes to the Consolidated Financial Statements (continued)
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
Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premiums and accretion of discounts and is based on the estimated economic life of the securities, which for residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”) considers the estimated timing and amount of prepayments of the underlying loans. The amortization of premium and accretion of discount of fixed maturity securities also takes into consideration call and maturity dates.
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
The Company periodically evaluates fixed maturity and equity securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value, as well as an analysis of the gross unrealized losses by severity and/or age. See Note 7 “— Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities.”
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
Mortgage Loans
Mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, and any deferred fees or expenses, and are net of valuation allowances. Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premiums and accretion of discounts. See Note 7 for information on impairments on mortgage loans.
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
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Real Estate Joint Ventures and Other Limited Partnership Interests
The Company uses the equity method of accounting for investments when it has more than a minor ownership interest or more than a minor influence over the investee’s operations; while the cost method is used when the Company has virtually no influence over the investee’s operations. The Company generally recognizes its share of the equity method investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period; while distributions on cost method investments are recognized as earned or received.
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
Other Invested Assets
Other invested assets consist principally of freestanding derivatives with positive estimated fair values which are described in “—Derivatives” below.
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
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are reported in net derivative gains (losses) except for economic hedges of variable annuity guarantees which are presented in future policy benefits and claims and economic hedges of equity method investments in joint ventures which are presented in net investment income.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Hedge Accounting
The Company primarily designates derivatives as a hedge of a forecasted transaction or a variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in fair value are recorded in OCI and subsequently reclassified into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item. The Company also designates derivatives as a hedge of the estimated fair value of a recognized asset or liabilities (fair value hedge). When a derivative is designated as fair value hedge and is determined to be highly effective, changes in fair value are recorded in net derivative gains (losses), consistent with the change in estimated fair value of the hedged item attributable to the designated risk being hedged.
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
See “— Variable Annuity Guarantees” for additional information on the accounting policy for embedded derivatives bifurcated from variable annuity host contracts.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
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
In determining the estimated fair value of the Company’s investments, fair values are based on unadjusted quoted prices for identical investments in active markets that are readily and regularly obtainable. When such quoted prices are not available, fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical investments, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring management judgment are used to determine the estimated fair value of investments.
Separate Accounts
Separate accounts underlying the Company’s variable life and annuity contracts are reported at fair value. Assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities. Investments in these separate accounts are directed by the contract holder and all investment performance, net of contract fees and assessments, is passed through to the contract holder. Investment performance and the corresponding amounts credited to contract holders of such separate accounts are offset within the same line on the statements of operations.
Separate accounts that do not pass all investment performance to the contract holder, including those underlying the index-linked annuities, are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses. The accounting for investments in these separate accounts is consistent with the methodologies described herein for similar financial instruments held within the general account.
The Company receives asset-based distribution and service fees from mutual funds available to the variable life and annuity contract holders. These fees are recognized in the period in which the related services are performed and are included in other revenues in the statement of operations.
Income Tax
Income taxes as presented herein attribute current and deferred income taxes of MetLife, Inc., for periods up until the Separation, to Brighthouse Financial, Inc. and its subsidiaries in a manner that is systematic, rational and consistent with the asset and liability method prescribed by the Financial Accounting Standards Board (“FASB”) guidance Accounting Standards Codification 740 — Income Taxes (“ASC 740”). The Company’s income tax provision was prepared following the modified separate return method. The modified separate return method applies ASC 740 to the standalone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a standalone enterprise, after providing benefits for losses. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions.
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
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, the Company considers many factors, including:
•the nature, frequency, and amount of cumulative financial reporting income and losses in recent years;
•the jurisdiction in which the deferred tax asset was generated;

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

•the length of time that carryforward can be utilized in the various taxing jurisdiction;
•future taxable income exclusive of reversing temporary differences and carryforwards;
•future reversals of existing taxable temporary differences;
•taxable income in prior carryback years; and
•tax planning strategies.
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
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (“the Tax Act”) into law. The Tax Act reduced the corporate tax rate to 21%, reduced interest expense deductibility, increased capitalization amounts for deferred acquisition costs, eliminated the corporate alternative minimum tax, provided for determining reserve deductions as 92.81% of statutory reserves, and reduced the dividend received deduction. Most of the changes in the Tax Act are effective as of January 1, 2018.
The reduction in the corporate rate required a one-time remeasurement of certain deferred tax items as of December 31, 2017. For the estimated impact of the Tax Act on the financial statements, including the estimated impact resulting from the remeasurement of deferred tax assets and liabilities. See Note 13 for more information. Actual results may materially differ from the Company’s current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions preliminarily made. The Company will continue to analyze the Tax Act to finalize its financial statement impact.
In December 2017, the SEC issued Staff Accounting Bulletin (“SAB”) 118, addressing the application of GAAP in situations when a registrant does not have necessary information available to complete the accounting for certain income tax effects of the Tax Act. SAB 118 provides guidance for registrants under three scenarios: (1) the measurement of certain income tax effects is complete, (2) the measurement of certain income tax effects can be reasonably estimated, and (3) the measurement of certain income tax effects cannot be reasonably estimated. SAB 118 provides that the measurement period is complete when a company’s accounting is complete. The measurement period cannot extend beyond one year from the enactment date. SAB 118 acknowledges that a company may be able to complete the accounting for some provisions earlier than others. As such, it may need to apply all three scenarios in determining the accounting for the Tax Act based on information that is available. The Company has not fully completed its accounting for the tax effects of the Tax Act, and thus certain items relating to accounting for the Tax Act are provisional, including accounting for reserves. However, it has recorded the effects of the Tax Act as reasonable estimates due to the need for further analysis of the provisions within the Tax Act and collection, preparation and analysis of relevant data necessary to complete the accounting.
The corporate rate reduction also left certain tax effects, which were originally recorded using the previous corporate rate, stranded in accumulated other comprehensive income (“AOCI”). The Company adopted new accounting guidance as of December 31, 2017 that allowed the Company to reclassify the stranded tax effects from AOCI into retained earnings. The Company elected to reclassify amounts based on the difference between the previously enacted federal corporate tax rate and the newly enacted rate as applied on an aggregate basis. See Note 13 for more information.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
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
Employee Benefit Plans
Through December 31, 2016, Metropolitan Life Insurance Company (“MLIC”), a former affiliate, provided and the Company contributed to defined benefit pension and postemployment plans for its employees and retirees. MLIC also provides and the Company contributes to a postretirement medical and life insurance benefit plan for certain retired employees. The Company accounts for these plans as multiemployer benefit plans and as a result the assets, obligations and other comprehensive gains and losses of these benefit plans are not included on the consolidated balance sheet. Within its consolidated statement of operations, the Company has included expenses associated with its participants in these plans. These plans also include participants from other affiliates of MLIC. The Company’s participation in these plans ceased December 31, 2016.
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the FASB in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements. The following table provides a description of new ASUs issued by the FASB and the expected impact of the adoption on the Company’s consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Except as noted below, the ASUs adopted by the Company during 2017 did not have a material impact on its consolidated financial statements.

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2018-02, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The amendments to Topic 220 provide an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act of 2017 (or portion thereof) is recorded.

		January 1, 2019 applied in the period of adoption (with early adoption permitted)	The Company elected to early adopt the ASU as of December 31, 2017 and reclassified $330 million from AOCI into retained earnings related to the impact of the Tax Act of 2017. See Notes 11 and 13.
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
The amendments to Topic 815 (i) refine and expand the criteria for achieving hedge accounting on certain hedging strategies, (ii) require the earnings effect of the hedging instrument be presented in the same line item in which the earnings effect of the hedged item is reported, and (iii) eliminate the requirement to separately measure and report hedge ineffectiveness.
		January 1, 2019 using the modified retrospective method (with early adoption permitted)	The Company does not expect a material impact on its financial statements from adoption of the new guidance.
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The amendments to Topic 326 replace the incurred loss impairment methodology for certain financial instruments with one that reflects expected credit losses based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance also requires that an OTTI on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses.
January 1, 2020 using the modified retrospective method (with early adoption permitted beginning January 1, 2019)
The Company is currently evaluating the impact of this guidance on its consolidated financial statements. The Company expects the most significant impacts to be earlier recognition of impairments on mortgage loan investments.

ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the FVO that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income.

January 1, 2018 using the modified retrospective method
Effective January 1, 2018 the Company will carry available-for-sale equity securities and partnerships and joint ventures accounted for under the cost method at fair value with changes in fair value recognized in net income. The Company will reclassify unrealized gains related to equity securities of $19 million AOCI to opening retained earnings. Additionally, the Company will adjust the carrying value of partnerships and joint ventures, previously accounted for under the cost method, from cost to fair value, resulting in a $9 million increase to retained earnings.

ASU 2014-09 Revenue from Contracts with Customers (Topic 606)
For those contracts that are impacted, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services.
		January 1, 2018 using the retrospective method	No impact on the Company’s financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
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
Annuities
The Annuities segment consists of a variety of variable, fixed, index-linked and income annuities designed to address contract holders’ needs for protected wealth accumulation on a tax-deferred basis, wealth transfer and income security.
Life
The Life segment consists of insurance products and services, including term, whole, universal and variable life products designed to address policyholders’ needs for financial security and protected wealth transfer, which may be provided on a tax-advantaged basis.
Run-off
The Run-off segment consists of products no longer actively sold and which are separately managed, including structured settlements, pension risk transfer contracts, certain company-owned life insurance policies, funding agreements and universal life with secondary guarantees (“ULSG”).
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, long-term care and workers compensation business reinsured through 100% quota share reinsurance agreements and term life insurance sold direct to consumers, which is no longer being offered for new sales.
Financial Measures and Segment Accounting Policies
Adjusted earnings is a financial measure used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. Consistent with GAAP guidance for segment reporting, adjusted earnings is also used to measure segment performance. The Company believes the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings should not be viewed as a substitute for net income (loss).
Adjusted earnings, which may be positive or negative, focuses on the Company’s primary businesses principally by excluding the impact of market volatility, which could distort trends, as well as businesses that have been or will be sold or exited by the Company, referred to as divested businesses.
The following are the significant items excluded from total revenues in calculating adjusted earnings:

•	Net investment gains (losses);

•
Net derivative gains (losses) except earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment; and

•	Amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”).

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)

The following are the significant items excluded from total expenses in calculating adjusted earnings:

•	Amounts associated with benefits and hedging costs related to GMIBs (“GMIB Costs”);

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”); and

•	Amortization of DAC and VOBA related to: (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments.
The tax impact of the adjustments mentioned above are calculated net of the U.S statutory tax rate, which could differ from the Company’s effective tax rate.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2017, 2016 and 2015 and at December 31, 2017 and 2016. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for the adjustments to calculate adjusted earnings described above. In addition, segment accounting policies include the method of capital allocation described below.
The internal capital model is a risk capital model that reflects management’s judgment and view of required capital to represent the measurement of the risk profile of the business, to meet the Company’s long term promises to clients, to service long-term obligations and to support the credit ratings of the Company. It accounts for the unique and specific nature of the risks inherent in the Company’s business. Management is responsible for the ongoing production and enhancement of the internal capital model and reviewed its approach periodically to ensure that it remained consistent with emerging industry practice standards.
Beginning in 2018, the Company will allocate equity to the segments based on its new statutory capital oriented internal capital allocation model, which considers capital requirements and aligns with emerging standards and consistent risk principles.
In 2017 and prior years, segment net investment income was credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income or net income (loss). Going forward, investment portfolios will be funded to support both liabilities and allocated surplus of each segment, requiring no allocated equity adjustments to net investment income. The impact to segment results is not expected to be material. Net investment income is based upon the actual results of each segment’s specifically identifiable investment portfolios adjusted for allocated equity. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee time incurred by each segment; and (iii) cost estimates included in the Company’s product pricing.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,230	$(68)	$(466)	$(114)	$582
Provision for income tax expense (benefit)	323	(30)	(172)	338	459
Adjusted earnings	$907	$(38)	$(294)	$(452)	123
Adjustments for:
Net investment gains (losses)					(27)
Net derivative gains (losses)					(1,468)
Other adjustments to net income					(708)
Provision for income tax (expense) benefit					1,197
Net income (loss)					$(883)

Interest revenue	$1,263	$300	$1,399	$142
Interest expense	$—	$(4)	$23	$39

Balance at December 31, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total assets	$149,920	$13,044	$36,719	$12,362	$212,045
Separate account assets	$105,140	$1,915	$3,101	$—	$110,156
Separate account liabilities	$105,140	$1,915	$3,101	$—	$110,156

	Operating Results
Year Ended December 31, 2016	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,494	$6	$(249)	$23	$1,274
Provision for income tax expense (benefit)	441	—	(90)	(10)	341
Adjusted earnings	$1,053	$6	$(159)	$33	933
Adjustments for:
Net investment gains (losses)					(67)
Net derivative gains (losses)					(5,770)
Other adjustments to net income					98
Provision for income tax (expense) benefit					2,031
Net income (loss)					$(2,775)

Interest revenue	$1,446	$351	$1,411	$197
Interest expense	$—	$—	$60	$67

Balance at December 31, 2016	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total assets	$146,224	$12,296	$40,575	$12,330	$211,425
Separate account assets	$100,209	$1,671	$3,466	$—	$105,346
Separate account liabilities	$100,209	$1,671	$3,466	$—	$105,346

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2015	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,339	$(56)	$713	$(77)	$1,919
Provision for income tax expense (benefit)	329	(21)	247	(43)	512
Adjusted earnings	$1,010	$(35)	$466	$(34)	1,407
Adjustments for:
Net investment gains (losses)					5
Net derivative gains (losses)					(497)
Other adjustments to net income					(262)
Provision for income tax (expense) benefit					265
Net income (loss)					$918

Interest revenue	$1,266	$313	$1,551	$97
Interest expense	$—	$—	$60	$69
The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Annuities	$3,721	$4,423	$4,665
Life	1,036	1,036	881
Run-off	2,148	2,313	2,366
Corporate & Other	250	338	398
Adjustments	(1,357)	(5,850)	(438)
Total	$5,798	$2,260	$7,872
The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Annuity products	$2,729	$3,411	$3,701
Life insurance products	1,587	1,552	1,529
Other products	4	23	133
Total	$4,320	$4,986	$5,363
Substantially all of the Company’s consolidated premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2017, 2016 and 2015.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)

3. Organizational Changes
Contribution Transactions
In April 2017, in connection with the Separation, MetLife, Inc. contributed MetLife Reinsurance Company of Delaware, MetLife Reinsurance Company of South Carolina (“MRSC”), MetLife Reinsurance Company of Vermont II, all affiliated reinsurance companies, and BHNY to Brighthouse Life Insurance Company (“the Contribution Transactions”). The affiliated reinsurance companies were then merged into BRCD, and certain reserve financing arrangements were restructured, resulting in a net return of capital to MetLife of $2.7 billion. The return of capital included $3.4 billion in cash, offset by a non-cash capital contribution of $703 million primarily comprised of the $643 million tax impact of a basis adjustment for BRCD in connection with the Contribution Transactions. The affiliated reinsurance companies reinsured risks, including level premium term life and ULSG assumed from the Company and other entities and operations of Brighthouse.
The Contribution Transactions were between entities under common control and have been accounted for in a manner similar to the pooling-of-interests method, which requires that the acquired entities be combined at their historical cost. The Company’s consolidated financial statements and related footnotes are presented as if the transaction occurred at the beginning of the earliest date presented and the prior periods have been retrospectively adjusted.
Simultaneously with the Contribution Transactions, the following additional transactions occurred:

•
The existing reserve financing arrangements of the affiliated reinsurance companies with unaffiliated financial institutions were terminated and replaced with a single financing arrangement supported by a pool of highly rated third-party reinsurers. See Note 10.

•
Invested assets held in trust totaling $3.4 billion were liquidated, of which $2.8 billion provided funding for MetLife, Inc.’s repayment of the associated collateral financing arrangement, and the remainder was remitted to MetLife, Inc. See Notes 7 and 11.

•	Loans outstanding to MetLife, Inc. totaling $1.1 billion were repaid in an exchange transaction that resulted in the satisfaction of $1.1 billion of surplus notes due to MetLife. See Notes 7 and 10.
4. Insurance
Insurance Liabilities
Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2017	2016
	(In millions)
Annuities	$34,143	$32,793
Life	7,057	6,932
Run-off	26,770	24,887
Corporate & Other	7,534	7,431
Total	$75,504	$72,043
See Note 6 for discussion of affiliated reinsurance liabilities included in the table above.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
4. Insurance (continued)

Future policy benefits are measured as follows:

Product Type:	Measurement Assumptions:
Participating life insurance
Aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate of 4%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts); and (ii) the liability for terminal dividends.

Nonparticipating life insurance
Aggregate of the present value of expected future benefit payments and related expenses less the present value of expected future net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rate assumptions for the aggregate future policy benefit liabilities range from 3% to 8%.

Individual and group fixed annuities after annuitization	Present value of expected future payments. Interest rate assumptions used in establishing such liabilities range from 2% to 8%.
Long-term care and disability insurance active life reserves
The net level premium method and assumptions as to future morbidity, withdrawals and interest, which provide a margin for adverse deviation. Interest rate assumptions used in establishing such liabilities range from 4% to 7%.

Long-term care and disability insurance claim reserves	Present value of benefits method and experience assumptions as to claim terminations, expenses and interest. Interest rate assumptions used in establishing such liabilities range from 3% to 7%.
Participating business represented 4% of the Company’s life insurance in-force at both December 31, 2017 and 2016. Participating policies represented 38%, 42% and 39% of gross traditional life insurance premiums for the years ended December 31, 2017, 2016 and 2015, respectively.
Policyholder account balances are equal to: (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest, ranging from less than 1% to 7%, less expenses, mortality charges and withdrawals; and (iii) fair value adjustments relating to business combinations.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
4. Insurance (continued)

Guarantees
The Company issues variable annuity products with guaranteed minimum benefits. GMABs, the non-life contingent portion of GMWBs and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 8. Guarantees accounted for as insurance liabilities include:

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

	•	Certain contracts also provide for a guaranteed lump sum return of purchase premium in lieu of the annuitization benefit.	•	Assumptions are consistent with those used for estimating GMDB liabilities.
			•	Calculation incorporates an assumption for the percentage of the potential annuitizations that may be elected by the contract holder.
GMWBs	•	A return of purchase payment via partial withdrawals, even if the account value is reduced to zero, provided that cumulative withdrawals in a contract year do not exceed a certain limit.	•	Expected value of the life contingent payments and expected assessments using assumptions consistent with those used for estimating the GMDB liabilities.
	•	Certain contracts include guaranteed withdrawals that are life contingent.
The Company also issues universal and variable life contracts where the Company contractually guarantees to the contract holder a secondary guarantee.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
4. Insurance (continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	GMDBs	GMIBs	Secondary Guarantees	Total
	(In millions)
Direct
Balance at January 1, 2015	$619	$1,535	$2,374	$4,528
Incurred guaranteed benefits (1)	248	337	413	998
Paid guaranteed benefits	(36)	—	—	(36)
Balance at December 31, 2015	831	1,872	2,787	5,490
Incurred guaranteed benefits	335	334	753	1,422
Paid guaranteed benefits	(60)	—	—	(60)
Balance at December 31, 2016	1,106	2,206	3,540	6,852
Incurred guaranteed benefits	367	344	692	1,403
Paid guaranteed benefits	(57)	—	—	(57)
Balance at December 31, 2017	$1,416	$2,550	$4,232	$8,198
Net Ceded/(Assumed)
Balance at January 1, 2015	$(21)	$(26)	$846	$799
Incurred guaranteed benefits (1)	20	(2)	161	179
Paid guaranteed benefits	(33)	—	—	(33)
Balance at December 31, 2015	(34)	(28)	1,007	945
Incurred guaranteed benefits	44	9	98	151
Paid guaranteed benefits	(55)	—	—	(55)
Balance at December 31, 2016	(45)	(19)	1,105	1,041
Incurred guaranteed benefits	94	(28)	(159)	(93)
Paid guaranteed benefits	(55)	—	—	(55)
Balance at December 31, 2017	$(6)	$(47)	$946	$893
Net
Balance at January 1, 2015	$640	$1,561	$1,528	$3,729
Incurred guaranteed benefits (1)	228	339	252	819
Paid guaranteed benefits	(3)	—	—	(3)
Balance at December 31, 2015	865	1,900	1,780	4,545
Incurred guaranteed benefits	291	325	655	1,271
Paid guaranteed benefits	(5)	—	—	(5)
Balance at December 31, 2016	1,151	2,225	2,435	5,811
Incurred guaranteed benefits	273	372	851	1,496
Paid guaranteed benefits	(2)	—	—	(2)
Balance at December 31, 2017	$1,422	$2,597	$3,286	$7,305
______________

(1)	See Note 6.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
4. Insurance (continued)

Information regarding the Company’s guarantee exposure was as follows at:

	December 31,
	2017				2016
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$105,061		$59,691		$106,590		$61,340
Separate account value	$100,043		$58,511		$101,991		$60,016
Net amount at risk	$5,200	(4)	$2,330	(5)	$6,763	(4)	$3,116	(5)
Average attained age of contract holders	68 years		68 years		67 years		67 years

	December 31,
	2017	2016
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$6,244	$6,216
Net amount at risk (6)	$75,304	$76,216
Average attained age of policyholders	64 years	63 years

Variable Life Contracts
Total account value (3)	$1,021	$960
Net amount at risk (6)	$13,848	$14,757
Average attained age of policyholders	44 years	43 years
______________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)
Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 6 for a discussion of guaranteed minimum benefits which have been reinsured.

(3)	Includes the contract holder’s investments in the general account and separate account, if applicable.

(4)
Defined as the death benefit less the total account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.

(5)
Defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents the Company’s potential economic exposure to such guarantees in the event all contract holders were to annuitize on the balance sheet date, even though the contracts contain terms that allow annuitization of the guaranteed amount only after the 10th anniversary of the contract, which not all contract holders have achieved.

(6)
Defined as the guarantee amount less the account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
4. Insurance (continued)

Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2017	2016
	(In millions)
Fund Groupings:
Balanced	$54,729	$52,170
Equity	43,685	41,152
Bond	6,082	6,086
Money Market	605	703
Total	$105,101	$100,111
Obligations Under Funding Agreements
The Company has issued fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2017, 2016 and 2015, the Company issued $0, $1.4 billion and $13.0 billion, respectively, and repaid $6 million, $3.4 billion and $14.4 billion, respectively, of such funding agreements. At December 31, 2017 and 2016, liabilities for funding agreements outstanding, which are included in policyholder account balances, were $141 million and $127 million, respectively.
Brighthouse Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh and holds common stock in certain regional banks in the FHLB system. Holdings of FHLB common stock carried at cost at December 31, 2017 and 2016 were $71 million and $75 million, respectively.
Brighthouse Life Insurance Company has also entered into funding agreements with FHLBs. The liabilities for these funding agreements are included in policyholder account balances. Information related to FHLB funding agreements was as follows at:

	December 31,
	2017	2016
	(In millions)
Liabilities	$595	$645
Funding agreements are issued to FHLBs in exchange for cash. The FHLBs have been granted liens on certain assets, some of which are in their custody, including RMBS, to collateralize the Company’s obligations under the funding agreements. The Company is permitted to withdraw any portion of the collateral in the custody of the FHLBs as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by the Company, the FHLBs recovery on the collateral is limited to the amount of the Company’s liabilities to the FHLBs.
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
See Note 1 for a description of capitalized acquisition costs.
Traditional Life Insurance Contracts
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

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
The Company also annually reviews other long-term assumptions underlying the projections of estimated gross profits. These assumptions primarily relate to investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency, benefit elections and withdrawals and expenses to administer business. Management annually updates assumptions used in the calculation of estimated gross profits which may have significantly changed. If the update of assumptions causes expected future gross profits to increase, DAC and VOBA amortization will generally decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.
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
Amortization of DAC and VOBA is attributed to net investment gains (losses) and net derivative gains (losses), and to other expenses for the amount of gross profits originating from transactions other than investment gains and losses. Unrealized investment gains and losses represent the amount of DAC and VOBA that would have been amortized if such gains and losses had been recognized.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
DAC:
Balance at January 1,	$5,667	$5,066	$5,097
Capitalizations	256	330	399
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	127	1,371	163
Other expenses	(958)	(1,076)	(690)
Total amortization	(831)	295	(527)
Unrealized investment gains (losses)	(77)	(24)	97
Balance at December 31,	5,015	5,667	5,066
VOBA:
Balance at January 1,	672	711	763
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	(9)	2	(19)
Other expenses	(76)	(72)	(127)
Total amortization	(85)	(70)	(146)
Unrealized investment gains (losses)	21	31	94
Balance at December 31,	608	672	711
Total DAC and VOBA:
Balance at December 31,	$5,623	$6,339	$5,777
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2017	2016
	(In millions)
Annuities	$4,819	$4,820
Life	671	787
Run-off	5	584
Corporate & Other	128	148
Total	$5,623	$6,339

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding other intangibles was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
DSI:
Balance at January 1,	$432	$515	$566
Capitalization	2	3	3
Amortization	(12)	(83)	(72)
Unrealized investment gains (losses)	(11)	(3)	18
Balance at December 31,	$411	$432	$515
VODA:
Balance at January 1,	$120	$136	$155
Amortization	(15)	(16)	(19)
Balance at December 31,	$105	$120	$136
Accumulated amortization	$155	$140	$124
The estimated future amortization expense to be reported in other expenses for the next five years is as follows:

	VOBA	VODA
	(In millions)
2018	$98	$14
2019	$84	$13
2020	$62	$12
2021	$53	$10
2022	$46	$9
6. Reinsurance
The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its various insurance products and also as a provider of reinsurance for some insurance products issued by New England Life Insurance Company (“NELICO”), former affiliates and unaffiliated companies. The Company participates in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.
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
Annuities and Life
For annuities, the Company reinsures portions of the living and death benefit guarantees issued in connection with certain variable annuities to unaffiliated reinsurers. Under these reinsurance agreements, the Company pays a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. The value of embedded derivatives on the ceded risk is determined using a methodology consistent with the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer. The Company also assumes 100% of the living and death benefit guarantees issued in connection with certain variable annuities issued by NELICO.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Reinsurance (continued)

For its life products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. The Company currently reinsures 90% of the mortality risk in excess of $2 million for most products. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, the Company may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount the Company retains. The Company also reinsures 90% of the risk associated with participating whole life policies to a former affiliate and assumes certain term life policies and universal life policies with secondary death benefit guarantees issued by a former affiliate. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time.
Corporate & Other
The Company reinsures, through 100% quota share reinsurance agreements certain run-off long-term care and workers’ compensation business written by the Company. At December 31, 2017, the Company had $6.5 billion of reinsurance recoverables associated with our reinsured long-term care business. The reinsurer has established trust accounts for our benefit to secure their obligations under the reinsurance agreements.
Catastrophe Coverage
The Company has exposure to catastrophes which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.
Reinsurance Recoverables
The Company reinsures its business through a diversified group of reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at both December 31, 2017 and 2016, were not significant.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $2.4 billion and $2.6 billion of unsecured reinsurance recoverable balances with third-party reinsurers at December 31, 2017 and 2016, respectively.
At December 31, 2017, the Company had $9.1 billion of net ceded reinsurance recoverables with third-parties. Of this total, $7.9 billion, or 87%, were with the Company’s five largest ceded reinsurers, including $1.4 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2016, the Company had $9.1 billion of net ceded reinsurance recoverables with third-parties. Of this total, $7.8 billion, or 86%, were with the Company’s five largest ceded reinsurers, including $1.5 billion of net ceded reinsurance recoverables which were unsecured.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Reinsurance (continued)

The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Premiums
Direct premiums	$1,731	$2,226	$2,404
Reinsurance assumed	13	81	296
Reinsurance ceded	(916)	(1,127)	(1,063)
Net premiums	$828	$1,180	$1,637
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$3,653	$3,582	$3,722
Reinsurance assumed	103	126	139
Reinsurance ceded	(600)	(611)	(568)
Net universal life and investment-type product policy fees	$3,156	$3,097	$3,293
Other revenues
Direct other revenues	$260	$271	$271
Reinsurance assumed	29	89	2
Reinsurance ceded	47	349	160
Net other revenues	$336	$709	$433
Policyholder benefits and claims
Direct policyholder benefits and claims	$5,080	$6,101	$4,944
Reinsurance assumed	89	127	302
Reinsurance ceded	(1,575)	(2,490)	(2,159)
Net policyholder benefits and claims	$3,594	$3,738	$3,087
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2017				2016
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$367	$43	$12,508	$12,918	$1,161	$23	$12,669	$13,853
Liabilities
Policyholder account balances	$36,359	$710	$—	$37,069	$35,838	$741	$—	$36,579
Other policy-related balances	1,037	1,683	—	2,720	1,035	1,677	—	2,712
Other liabilities	3,724	(6)	701	4,419	4,525	13	907	5,445
Effective December 1, 2016, the Company terminated two agreements with a third-party reinsurer which covered 90% of the liabilities on certain participating whole life insurance policies issued between April 1, 2000 and December 31, 2001 by MLIC. This termination resulted in a decrease in other invested assets of $713 million, a decrease in DAC and VOBA of $95 million, a decrease in future policy benefits of $654 million, and a decrease in other liabilities of $43 million. The Company recognized a loss of approximately $72 million, net of income tax, as a result of this transaction.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Reinsurance (continued)

Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $1.4 billion and $1.5 billion at December 31, 2017 and 2016, respectively. The deposit liabilities on reinsurance were $198 million and $1 million at December 31, 2017 and 2016, respectively.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with its affiliate NELICO and certain MetLife, Inc. subsidiaries, including MLIC, General American Life Insurance Company, MetLife Europe d.a.c., MetLife Reinsurance Company of Vermont (“MRV”), Delaware American Life Insurance Company and American Life Insurance Company, all of which were related parties at December 31, 2017.
Information regarding the significant effects of reinsurance with NELICO and former MetLife affiliates included on the consolidated statements of operations was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Premiums
Reinsurance assumed	$13	$35	$227
Reinsurance ceded	(537)	(766)	(687)
Net premiums	$(524)	$(731)	$(460)
Universal life and investment-type product policy fees
Reinsurance assumed	$103	$126	$139
Reinsurance ceded	(14)	(60)	(58)
Net universal life and investment-type product policy fees	$89	$66	$81
Other revenues
Reinsurance assumed	$29	$59	$2
Reinsurance ceded	44	348	160
Net other revenues	$73	$407	$162
Policyholder benefits and claims
Reinsurance assumed	$87	$90	$252
Reinsurance ceded	(420)	(737)	(656)
Net policyholder benefits and claims	$(333)	$(647)	$(404)
Information regarding the significant effects of reinsurance with NELICO and former MetLife affiliates included on the consolidated balance sheets was as follows at:

	December 31,
	2017		2016
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$34	$3,254	$23	$3,382
Liabilities
Policyholder account balances	$436	$—	$741	$—
Other policy-related balances	$1,683	$—	$1,677	$—
Other liabilities	$(8)	$401	$11	$578

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Reinsurance (continued)

The Company assumed risks from NELICO and MLIC related to guaranteed minimum benefits written directly by the cedents. These assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within policyholder account balances and were $436 million and $741 million at December 31, 2017 and 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were $177 million, ($21) million and ($47) million for the years ended December 31, 2017, 2016 and 2015, respectively. In January 2017, MLIC recaptured these risks being reinsured by the Company. This recapture resulted in a decrease in investments and cash and cash equivalents of $568 million, a decrease in future policy benefits of $106 million, and a decrease in policyholder account balances of $460 million. In June 2017, there was an adjustment to the recapture amounts of this transaction, which resulted in an increase in premiums, reinsurance and other receivables of $140 million at June 30, 2017. The Company recognized a gain of $89 million, net of income tax, as a result of this transaction.
The Company cedes risks to MLIC related to guaranteed minimum benefits written directly by the Company. This ceded reinsurance agreement contains embedded derivatives and changes in the estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with this cession are included within premiums, reinsurance and other receivables and were $2 million and $171 million at December 31, 2017 and 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($126) million, $46 million, and $54 million for the years ended December 31, 2017, 2016 and 2015, respectively.
In May 2017, the Company and BHNY recaptured from MLIC risks related to multiple life products ceded under yearly renewable term and coinsurance agreements. This recapture resulted in an increase in cash and cash equivalents of $214 million and a decrease in premiums, reinsurance and other receivables of $189 million. The Company recognized a gain of $17 million, net of income tax, as a result of reinsurance termination.
In January 2017, the Company recaptured risks related to certain variable annuities, including guaranteed minimum benefits, issued by BHNY ceded to MLIC. This recapture resulted in a decrease in cash and cash equivalents of $150 million, an increase in future policy benefits of $45 million, an increase in policyholder account balances of $168 million and a decrease in other liabilities of $359 million. The Company recognized no gain or loss as a result of this transaction.
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
In December 2016, the Company recaptured level premium term business previously reinsured to MRV. This recapture resulted in a decrease in cash and cash equivalents of $27 million, a decrease in premiums, reinsurance and other receivables of $94 million and a decrease in other liabilities of $158 million. The Company recognized a gain of $24 million, net of income tax, as a result of this recapture.
In November 2016, the Company recaptured certain single premium deferred annuity contracts previously reinsured to MLIC. This recapture resulted in an increase in investments and cash and cash equivalents of $933 million and increase in DAC of $23 million, offset by a decrease in premiums, reinsurance and other receivables of $923 million. The Company recognized a gain of $22 million, net of income tax, as a result of this recapture.
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
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $2.5 billion and $2.6 billion of unsecured related party reinsurance recoverable balances at December 31, 2017 and 2016, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Reinsurance (continued)

Related party reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on related party reinsurance were $1.3 billion and $1.4 billion at December 31, 2017 and 2016, respectively. The deposit liabilities on related party reinsurance were $198 million and $0 at December 31, 2017 and 2016, respectively.
7. Investments
See Note 9 for information about the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity and Equity Securities AFS
Fixed Maturity and Equity Securities AFS by Sector
The following table presents the fixed maturity and equity securities AFS by sector at:

	December 31, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
					(In millions)
Fixed maturity securities: (2)
U.S. corporate	$20,647	$1,822	$89	$—	$22,380	$20,663	$1,287	$285	$—	$21,665
U.S. government and agency	14,185	1,844	116	—	15,913	11,872	1,281	237	—	12,916
RMBS	7,588	283	57	(3)	7,817	7,876	203	139	—	7,940
Foreign corporate	6,457	376	62	—	6,771	6,071	220	168	—	6,123
State and political subdivision	3,573	532	6	1	4,098	3,520	376	38	—	3,858
CMBS	3,259	48	17	(1)	3,291	3,687	40	32	(1)	3,696
ABS	1,779	19	2	—	1,796	2,600	11	13	—	2,598
Foreign government	1,111	159	3	—	1,267	1,000	114	11	—	1,103
Total fixed maturity securities	$58,599	$5,083	$352	$(3)	$63,333	$57,289	$3,532	$923	$(1)	$59,899
Equity securities (2)	$212	$21	$1	$—	$232	$280	$29	$9	$—	$300
______________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

(2)
Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities and non-redeemable preferred stock is reported within equity securities. Included within fixed maturity securities are Structured Securities.

The Company held non-income producing fixed maturity securities with an estimated fair value of $3 million and $5 million with unrealized gains (losses) of ($2) million and less than $1 million at December 31, 2017 and 2016, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2017:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,833	$10,018	$11,131	$22,991	$12,626	$58,599
Estimated fair value	$1,838	$10,347	$11,458	$26,786	$12,904	$63,333

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

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

	December 31, 2017				December 31, 2016
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$1,762	$21	$1,413	$68	$4,632	$187	$699	$98
U.S. government and agency	4,764	36	1,573	80	4,396	237	—	—
RMBS	2,308	13	1,292	41	3,457	107	818	32
Foreign corporate	636	8	559	54	1,443	64	573	104
State and political subdivision	171	3	106	4	887	35	29	3
CMBS	603	6	335	10	1,553	26	171	5
ABS	165	—	75	2	450	5	461	8
Foreign government	152	2	50	1	242	10	6	1
Total fixed maturity securities	$10,561	$89	$5,403	$260	$17,060	$671	$2,757	$251
Equity securities:	$17	$—	$10	$1	$57	$2	$40	$7
Total number of securities in an unrealized loss position	914		623		1,711		475
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2017.
Gross unrealized losses on fixed maturity securities decreased $573 million during the year ended December 31, 2017 to $349 million. The decrease in gross unrealized losses for the year ended December 31, 2017, was primarily attributable to narrowing credit spreads and decreasing longer-term interest rates.
At December 31, 2017, $5 million of the total $349 million of gross unrealized losses were from 10 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater, of which $2 million were from investment grade fixed maturity securities.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2017		2016
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$7,233	67.9%	$6,497	69.9%
Agricultural	2,200	20.7	1,830	19.7
Residential	1,138	10.7	867	9.3
Subtotal (1)	10,571	99.3	9,194	98.9
Valuation allowances (2)	(46)	(0.4)	(40)	(0.4)
Subtotal mortgage loans, net	10,525	98.9	9,154	98.5
Commercial mortgage loans held by CSEs — FVO	115	1.1	136	1.5
Total mortgage loans, net	$10,640	100.0%	$9,290	100.0%

(1)
The Company purchases unaffiliated mortgage loans under a master participation agreement from a former affiliate, simultaneously with the former affiliate’s origination or acquisition of mortgage loans. The aggregate amount of unaffiliated mortgage loan participation interests purchased by the Company from the former affiliate during the years ended December 31, 2017, 2016 and 2015 were $1.2 billion, $2.4 billion and $2.0 billion, respectively. In connection with the mortgage loan participations, the former affiliate collected mortgage loan principal and interest payments on the Company’s behalf and the former affiliate remitted such payments to the Company in the amount of $945 million, $1.6 billion and $1.0 billion during the years ended December 31, 2017, 2016 and 2015, respectively.

Purchases of mortgage loans from third parties were $420 million and $619 million for the years ended December 31, 2017 and 2016, respectively, and were primarily comprised of residential mortgage loans.

(2)	The valuation allowances were primarily from collective evaluation (non-specific loan related).
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of related party mortgage loans. Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on commercial mortgage loans held by CSEs - FVO is presented in Note 9. The Company elects the FVO for certain commercial mortgage loans and related long-term debt that are managed on a total return basis.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

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
Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(Dollars in millions)
December 31, 2017
Loan-to-value ratios:
Less than 65%	$6,167	$293	$33	$6,493	89.7%	$6,654	90.0%
65% to 75%	642	—	14	656	9.1	658	8.9
76% to 80%	42	—	9	51	0.7	50	0.7
Greater than 80%	—	9	24	33	0.5	30	0.4
Total	$6,851	$302	$80	$7,233	100.0%	$7,392	100.0%
December 31, 2016
Loan-to-value ratios:
Less than 65%	$5,718	$230	$167	$6,115	94.1%	$6,197	94.3%
65% to 75%	291	—	19	310	4.8	303	4.6
76% to 80%	34	—	—	34	0.5	33	0.5
Greater than 80%	24	14	—	38	0.6	37	0.6
Total	$6,067	$244	$186	$6,497	100.0%	$6,570	100.0%

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	December 31,
	2017		2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$2,039	92.7%	$1,789	97.8%
65% to 75%	161	7.3	41	2.2
Total	$2,200	100.0%	$1,830	100.0%
The estimated fair value of agricultural mortgage loans was $2.2 billion and $1.9 billion at December 31, 2017 and 2016, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	December 31,
	2017		2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$1,106	97.2%	$856	98.7%
Nonperforming	32	2.8	11	1.3
Total	$1,138	100.0%	$867	100.0%
The estimated fair value of residential mortgage loans was $1.2 billion and $867 million at December 31, 2017 and 2016, respectively.
Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high quality, well performing, mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both December 31, 2017 and 2016. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial or agricultural mortgage loans past due and no commercial or agricultural mortgage loans in nonaccrual status at either December 31, 2017 or 2016. The recorded investment of residential mortgage loans past due and in nonaccrual status was $32 million and $11 million at December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Other Invested Assets
Freestanding derivatives with positive estimated fair values and loans to affiliates comprise over 80% of other invested assets. See Note 8 for information about freestanding derivatives with positive estimated fair values and see “— Related Party Investment Transactions” for information regarding loans to affiliates. Other invested assets also includes tax credit and renewable energy partnerships and leveraged leases.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

Leveraged Leases
Investment in leveraged leases consisted of the following at:

	December 31,
	2017	2016
	(In millions)
Rental receivables, net	$87	$87
Estimated residual values	14	14
Subtotal	101	101
Unearned income	(35)	(32)
Investment in leveraged leases, net of non-recourse debt	$66	$69
Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 15 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming rental receivables as those that are 90 days or more past due. At December 31, 2017 and 2016, all leverage leases were performing.
The deferred income tax liability related to leveraged leases was $43 million and $74 million at December 31, 2017 and 2016, respectively.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $1.0 billion and $4.7 billion at December 31, 2017 and 2016, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Fixed maturity securities	$4,722	$2,600	$2,283
Fixed maturity securities with noncredit OTTI losses included in AOCI	2	1	(23)
Total fixed maturity securities	4,724	2,601	2,260
Equity securities	39	32	54
Derivatives	231	397	370
Short-term investments	—	(42)	—
Other	(8)	59	79
Subtotal	4,986	3,047	2,763
Amounts allocated from:
Future policy benefits	(2,370)	(922)	(126)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(2)	(2)	(1)
DAC, VOBA and DSI	(260)	(193)	(198)
Subtotal	(2,632)	(1,117)	(325)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	1	—	9
Deferred income tax benefit (expense)	(495)	(653)	(827)
Net unrealized investment gains (losses)	$1,860	$1,277	$1,620
The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Balance at January 1,	$1,277	$1,620	$2,628
Fixed maturity securities on which noncredit OTTI losses have been recognized	1	24	15
Unrealized investment gains (losses) during the year	1,938	260	(2,303)
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,448)	(796)	487
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	—	(1)	1
DAC, VOBA and DSI	(67)	5	208
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	1	(9)	(5)
Deferred income tax benefit (expense)	158	174	589
Balance at December 31,	$1,860	$1,277	$1,620
Change in net unrealized investment gains (losses)	$583	$(343)	$(1,008)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2017 and 2016.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2017	2016
	(In millions)
Securities on loan: (1)
Amortized cost	$3,085	$5,895
Estimated fair value	$3,748	$6,555
Cash collateral received from counterparties (2)	$3,791	$6,642
Security collateral received from counterparties (3)	$29	$27
Reinvestment portfolio — estimated fair value	$3,823	$6,571
______________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	December 31, 2017				December 31, 2016
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$1,626	$964	$1,201	$3,791	$2,129	$1,906	$1,743	$5,778
U.S. corporate	—	—	—	—	—	480	—	480
Agency RMBS	—	—	—	—	—	—	274	274
Foreign corporate	—	—	—	—	—	58	—	58
Foreign government	—	—	—	—	—	52	—	52
Total	$1,626	$964	$1,201	$3,791	$2,129	$2,496	$2,017	$6,642
_____________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2017 was $1.6 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. government and agency securities, ABS, U.S. and foreign corporate securities, and non-agency RMBS) with 59% invested in agency RMBS, U.S. government and agency securities, cash equivalents, short-term investments or held in cash at December 31, 2017. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value at:

	December 31,
	2017	2016
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$8,259	$7,644
Invested assets held in trust (reinsurance agreements) (2)	2,634	9,054
Invested assets pledged as collateral (3)	3,199	3,548
Total invested assets on deposit, held in trust, and pledged as collateral	$14,092	$20,246
__________________

(1)
The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policy holder liabilities, of which $34 million of the assets on deposit balance represents restricted cash at both December 31, 2017 and 2016.

(2)
The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions. $42 million and $15 million of the assets held in trust balance represents restricted cash at December 31, 2017 and 2016, respectively.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

The Company’s PCI fixed maturity securities were as follows at:

	December 31,
	2017	2016
	(In millions)
Outstanding principal and interest balance (1)	$1,237	$1,458
Carrying value (2)	$1,020	$1,113
______________

(1)	Represents the contractually required payments, which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest.
The following table presents information about PCI fixed maturity securities acquired during the periods indicated:

	Years Ended December 31,
	2017	2016
	(In millions)
Contractually required payments (including interest)	$3	$558
Cash flows expected to be collected (1)	$3	$483
Fair value of investments acquired	$2	$341
______________

(1)	Represents undiscounted principal and interest cash flow expectations, at the date of acquisition.
The following table presents activity for the accretable yield on PCI fixed maturity securities for:

	Years Ended December 31,
	2017	2016
	(In millions)
Accretable yield, January 1,	$419	$400
Investments purchased	1	142
Accretion recognized in earnings	(67)	(66)
Disposals	(10)	(8)
Reclassification (to) from nonaccretable difference	34	(49)
Accretable yield, December 31,	$377	$419
Collectively Significant Equity Method Investments
The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $2.2 billion at December 31, 2017. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $1.1 billion at December 31, 2017. Except for certain real estate joint ventures, the Company’s investments in real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for two of the three most recent annual periods: 2017 and 2015. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

The aggregated summarized financial data presented below reflects the latest available financial information and is as of and for the years ended December 31, 2017, 2016 and 2015. Aggregate total assets of these entities totaled $328.9 billion and $285.1 billion at December 31, 2017 and 2016, respectively. Aggregate total liabilities of these entities totaled $39.8 billion and $26.3 billion at December 31, 2017 and 2016, respectively. Aggregate net income (loss) of these entities totaled $36.2 billion, $21.3 billion and $13.7 billion for the years ended December 31, 2017, 2016 and 2015, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
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
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	December 31,
	2017	2016
	(In millions)
MRSC (collateral financing arrangement ) (1)	$—	$3,422
CSEs: (2)
Assets:
Mortgage loans (commercial mortgage loans)	115	136
Accrued investment income	1	1
Total assets	$116	$137
Liabilities:
Long-term debt	$11	$23
Other liabilities	—	1
Total liabilities	$11	$24
______________

(1)	In April 2017, these assets were liquidated and the proceeds were used to repay the MRSC collateral financing arrangement (see Note 3).

(2)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $86 million and $95 million at estimated fair value at December 31, 2017 and 2016, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2017		2016
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$11,136	$11,136	$12,809	$12,809
U.S. and foreign corporate	501	501	536	536
Other limited partnership interests	1,509	2,460	1,491	2,287
Real estate joint ventures	24	27	17	22
Other investments (3)	47	52	60	66
Total	$13,217	$14,176	$14,913	$15,720
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

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

(3)	Other investments are comprised of other invested assets and non-redeemable preferred stock.
As described in Note 14, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the years ended December 31, 2017, 2016 and 2015.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Investment income:
Fixed maturity securities	$2,347	$2,567	$2,398
Equity securities	12	19	19
Mortgage loans	442	393	367
Policy loans	49	54	54
Real estate and real estate joint ventures	53	32	108
Other limited partnership interests	182	163	134
Cash, cash equivalents and short-term investments	30	20	9
Other	25	25	22
Subtotal	3,140	3,273	3,111
Less: Investment expenses	175	173	126
Subtotal, net	2,965	3,100	2,985
FVO CSEs — interest income — commercial mortgage loans	8	11	16
Net investment income	$2,973	$3,111	$3,001
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of related party net investment income and investment expenses.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Industrial	$—	$(16)	$(3)
Consumer	—	—	(8)
Utility	—	—	(6)
Total U.S. and foreign corporate securities	—	(16)	(17)
RMBS	—	(6)	(14)
State and political subdivision	(1)	—	—
OTTI losses on fixed maturity securities recognized in earnings	(1)	(22)	(31)
Fixed maturity securities — net gains (losses) on sales and disposals	(25)	(28)	(60)
Total gains (losses) on fixed maturity securities	(26)	(50)	(91)
Total gains (losses) on equity securities:
OTTI losses on equity securities recognized in earnings	(4)	(2)	(3)
Equity securities — net gains (losses) on sales and disposals	26	10	18
Total gains (losses) on equity securities	22	8	15
Mortgage loans	(9)	5	(11)
Real estate and real estate joint ventures	4	(34)	98
Other limited partnership interests	(11)	(7)	(1)
Other	(4)	11	(2)
Subtotal	(24)	(67)	8
FVO CSEs:
Commercial mortgage loans	(3)	(2)	(7)
Long-term debt - related to commercial mortgage loans	1	1	4
Non-investment portfolio gains (losses)	(1)	1	—
Subtotal	(3)	—	(3)
Total net investment gains (losses)	$(27)	$(67)	$5
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of related party net investment gains (losses) related to transfers of invested assets.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
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

	Years Ended December 31,
	2017	2016	2015	2017	2016	2015
	Fixed Maturity Securities			Equity Securities
	(In millions)
Proceeds	$11,974	$39,210	$32,085	$68	$48	$80
Gross investment gains	$58	$253	$184	$27	$10	$26
Gross investment losses	(83)	(281)	(244)	(1)	—	(8)
OTTI losses	(1)	(22)	(31)	(4)	(2)	(3)
Net investment gains (losses)	$(26)	$(50)	$(91)	$22	$8	$15
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in OCI:

	Years Ended December 31,
	2017	2016
	(In millions)
Balance at January 1,	$28	$66
Additions:
Additional impairments — credit loss OTTI on securities previously impaired	—	5
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(28)	(42)
Increase in cash flows — accretion of previous credit loss OTTI	—	(1)
Balance at December 31,	$—	$28
Related Party Investment Transactions
The Company previously transferred fixed maturity securities, mortgage loans, real estate and real estate joint ventures, to and from former affiliates, which were as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Estimated fair value of invested assets transferred to former affiliates	$292	$1,495	$185
Amortized cost of invested assets transferred to former affiliates	$294	$1,400	$169
Net investment gains (losses) recognized on transfers	$(2)	$27	$16
Change in additional paid-in-capital recognized on transfers	$—	$68	$—
Estimated fair value of invested assets transferred from former affiliates	$—	$5,582	$928
In April 2016 and in November 2016, the Company received transfers of investments and cash and cash equivalents of $5.2 billion for the recapture of risks related to certain single premium deferred annuity contracts previously reinsured to MLIC, a former affiliate, which are included in the table above. See Note 6 for additional information related to these transfers.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

At December 31, 2016, the Company had $1.1 billion of loans due from MetLife, Inc., which were included in other invested assets. These loans were carried at fixed interest rates of 4.21% and 5.10%, payable semiannually, and were due on September 30, 2032 and December 31, 2033, respectively. In April 2017, these loans were satisfied in a non-cash exchange for $1.1 billion of notes due to MetLife, Inc. See Notes 3 and 10.
In January 2017, MLIC recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities being reinsured by the Company. The Company transferred investments and cash and cash equivalents which are included in the table above. See Note 6 for additional information related to the transfer.
In March 2017, the Company sold an operating joint venture with a book value of $89 million to MLIC for $286 million. The operating joint venture was accounted for under the equity method and included in other invested assets. This sale resulted in an increase in additional paid-in capital, which is included in shareholder’s equity (See Note 11) of $202 million in the first quarter of 2017.
The Company had affiliated loans outstanding to wholly owned real estate subsidiaries of MLIC which were fully repaid in cash by December 2015. Net investment income and mortgage loan prepayment income earned from these affiliated loans was $39 million for the year ended December 31, 2015.
The Company receives investment administrative services from MetLife Investment Advisors, LLC (“MLIA”), a related party investment manager. The related investment administrative service charges were $93 million, $98 million, and $79 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Notes to the Consolidated Financial Statements (continued)
8. Derivatives (continued)

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
Notes to the Consolidated Financial Statements (continued)
8. Derivatives (continued)

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
Notes to the Consolidated Financial Statements (continued)
8. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2017			2016
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$175	$44	$—	$310	$41	$—
Cash flow hedges:
Interest rate swaps	Interest rate	27	5	—	45	7	—
Foreign currency swaps	Foreign currency exchange rate	1,762	86	75	1,420	186	10
Subtotal		1,789	91	75	1,465	193	10
Total qualifying hedges		1,964	135	75	1,775	234	10
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	20,213	922	774	28,175	1,928	1,688
Interest rate floors	Interest rate	—	—	—	2,100	5	2
Interest rate caps	Interest rate	2,671	7	—	12,042	25	—
Interest rate futures	Interest rate	282	1	—	1,288	9	—
Interest rate options	Interest rate	24,600	133	63	15,520	136	—
Interest rate total return swaps	Interest rate	—	—	—	3,876	—	611
Foreign currency swaps	Foreign currency exchange rate	1,103	69	41	1,250	153	4
Foreign currency forwards	Foreign currency exchange rate	130	—	2	158	9	—
Credit default swaps — purchased	Credit	65	—	1	34	—	—
Credit default swaps — written	Credit	1,878	40	—	1,891	28	—
Equity futures	Equity market	2,713	15	—	8,037	38	—
Equity index options	Equity market	47,066	794	1,664	37,501	897	934
Equity variance swaps	Equity market	8,998	128	430	14,894	140	517
Equity total return swaps	Equity market	1,767	—	79	2,855	1	117
Total non-designated or nonqualifying derivatives		111,486	2,109	3,054	129,621	3,369	3,873
Total		$113,450	$2,244	$3,129	$131,396	$3,603	$3,883
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2017 and 2016. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Derivatives (continued)

The following table presents earned income on derivatives:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Qualifying hedges:
Net investment income	$21	$19	$11
Interest credited to policyholder account balances	—	—	(2)
Nonqualifying hedges:
Net derivative gains (losses)	314	460	361
Policyholder benefits and claims	8	16	14
Total	$343	$495	$384
The following tables present the amount and location of gains (losses) recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses):

	Year Ended December 31, 2017
	Net Derivative Gains (Losses) Recognized for Derivatives (1)	Net Derivatives Gains (Losses) Recognized for Hedged Items (2)	Net Investment Income (3)	Policyholder Benefits and Claims (4)	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$2	$(2)	$—	$—	$—
Total fair value hedges	2	(2)	—	—	—
Cash flow hedges (5):
Interest rate derivatives	—	—	6	—	1
Foreign currency exchange rate derivatives	8	(9)	—	—	(153)
Total cash flow hedges	8	(9)	6	—	(152)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(325)	—	—	8	—
Foreign currency exchange rate derivatives	(98)	(32)	—	—	—
Credit derivatives	21	—	—	—	—
Equity derivatives	(2,584)	—	(1)	(341)	—
Embedded derivatives	1,237	—	—	(16)	—
Total non-qualifying hedges	(1,749)	(32)	(1)	(349)	—
Total	$(1,739)	$(43)	$5	$(349)	$(152)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Derivatives (continued)

	Year Ended December 31, 2016
	Net Derivative Gains (Losses) Recognized for Derivatives (1)	Net Derivatives Gains (Losses) Recognized for Hedged Items (2)	Net Investment Income (3)	Policyholder Benefits and Claims (4)	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$1	$(1)	$—	$—	$—
Total fair value hedges	1	(1)	—	—	—
Cash flow hedges (5):
Interest rate derivatives	35	—	5	—	28
Foreign currency exchange rate derivatives	3	(2)	—	—	42
Total cash flow hedges	38	(2)	5	—	70
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(2,873)	—	—	(4)	—
Foreign currency exchange rate derivatives	76	(14)	—	—	—
Credit derivatives	10	—	—	—	—
Equity derivatives	(1,724)	—	(6)	(320)	—
Embedded derivatives	(1,741)	—	—	(4)	—
Total non-qualifying hedges	(6,252)	(14)	(6)	(328)	—
Total	$(6,213)	$(17)	$(1)	$(328)	$70

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Derivatives (continued)

	Year Ended December 31, 2015
	Net Derivative Gains (Losses) Recognized for Derivatives (1)	Net Derivatives Gains (Losses) Recognized for Hedged Items (2)	Net Investment Income (3)	Policyholder Benefits and Claims (4)	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$3	$(1)	$—	$—	$—
Total fair value hedges	3	(1)	—	—	—
Cash flow hedges (5):
Interest rate derivatives	3	—	3	—	16
Foreign currency exchange rate derivatives	—	1	—	—	79
Total cash flow hedges	3	1	3	—	95
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(67)	—	—	5	—
Foreign currency exchange rate derivatives	44	(7)	—	—	—
Credit derivatives	(14)	—	—	—	—
Equity derivatives	(476)	—	(4)	(25)	—
Embedded derivatives	(344)	—	—	21	—
Total non-qualifying hedges	(857)	(7)	(4)	1	—
Total	$(851)	$(7)	$(1)	$1	$95
______________

(1)	Includes gains (losses) reclassified from AOCI for cash flow hedges. Ineffective portion of the gains (losses) recognized in income is not significant.

(2)
Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships. Hedged items in fair value hedging relationship includes fixed rate liabilities reported in policyholder account balances or future policy benefits and fixed maturity securities.

(3)	Includes changes in estimated fair value related to economic hedges of equity method investments in joint ventures and gains (losses) reclassified from AOCI for cash flow hedges.

(4)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

(5)	All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $9 million, $1 million and $3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
At December 31, 2017 and 2016, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed two years and three years, respectively.
At December 31, 2017 and 2016, the balance in AOCI associated with cash flow hedges was $231 million and $397 million, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2017			2016
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$12	$558	2.8	$9	478	3.6
Baa	28	1,295	4.7	19	1,393	4.4
Ba	—	25	4.5	—	20	2.7
Total	$40	$1,878	4.1	$28	$1,891	4.2
______________

(1)
Includes both single name credit default swaps that may be referenced to the credit of corporations, foreign governments, or state and political subdivisions and credit default swap referencing indices. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), S&P and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average gross notional amounts.
Counterparty Credit Risk
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
Notes to the Consolidated Financial Statements (continued)
8. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2017		2016
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$2,222	$3,080	$3,394	$2,929
OTC-cleared and Exchange-traded (1) (6)	69	40	313	905
Total gross estimated fair value of derivatives (1)	2,291	3,120	3,707	3,834
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1) (6)	2,291	3,120	3,707	3,834
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,942)	(1,942)	(2,231)	(2,231)
OTC-cleared and Exchange-traded	(1)	(1)	(165)	(165)
Cash collateral: (3), (4)
OTC-bilateral	(247)	—	(634)	—
OTC-cleared and Exchange-traded	(27)	(39)	(91)	(740)
Securities collateral: (5)
OTC-bilateral	(31)	(1,138)	(429)	(698)
OTC-cleared and Exchange-traded	—	—	—	—
Net amount after application of master netting agreements and collateral	$43	$—	$157	$—
______________

(1)
At December 31, 2017 and 2016, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $47 million and $104 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($9) million and ($49) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2017 and 2016, the Company received excess cash collateral of $93 million and $3 million, respectively, and provided excess cash collateral of $5 million and $25 million, respectively, which is not included in the table above due to the foregoing limitation.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2017 none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2017 and 2016, the Company received excess securities collateral with an estimated fair value of $337 million and $135 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2017 and 2016, the Company provided excess securities collateral with an estimated fair value of $471 million and $108 million, respectively, for its OTC-bilateral derivatives, $426 million and $630 million, respectively, for its OTC-cleared derivatives, and $118 million and $453 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

(6)
Effective January 3, 2017, the CME amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. See Note 1 for further information on the CME amendments.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of Brighthouse Life Insurance Company, and/or the counterparty. In addition, substantially all of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s financial strength or credit ratings, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.
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

	December 31,
	2017	2016
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,138	$698
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$1,414	$777
______________

(1)	After taking into consideration the existence of netting agreements.
Embedded Derivatives
The Company issues certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; related party ceded reinsurance of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs; related party assumed reinsurance of guaranteed minimum benefits related to GMWBs and certain GMIBs; funds withheld on assumed and ceded reinsurance; assumed reinsurance on fixed deferred annuities; fixed annuities with equity indexed returns; and certain debt and equity securities.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2017	2016
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$227	$409
Options embedded in debt or equity securities	Investments	(52)	(49)
Embedded derivatives within asset host contracts		$175	$360
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$1,122	$2,237
Assumed reinsurance on fixed deferred annuities	Policyholder account balances	1	—
Assumed guaranteed minimum benefits	Policyholder account balances	437	741
Fixed annuities with equity indexed returns	Policyholder account balances	674	192
Embedded derivatives within liability host contracts		$2,234	$3,170
The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Net derivative gains (losses) (1), (2)	$1,237	$(1,741)	$(344)
Policyholder benefits and claims	$(16)	$(4)	$21
______________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $337 million, $244 million and $26 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	See Note 6 for discussion of related party net derivative gains (losses).
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
Notes to the Consolidated Financial Statements (continued)
9. Fair Value (continued)

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

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	December 31, 2017
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$21,491	$889	$22,380
U.S. government and agency	8,002	7,911	—	15,913
RMBS	—	6,836	981	7,817
Foreign corporate	—	5,723	1,048	6,771
State and political subdivision	—	4,098	—	4,098
CMBS	—	3,155	136	3,291
ABS	—	1,691	105	1,796
Foreign government	—	1,262	5	1,267
Total fixed maturity securities	8,002	52,167	3,164	63,333
Equity securities	18	90	124	232
Short-term investments	135	120	14	269
Commercial mortgage loans held by CSEs — FVO	—	115	—	115
Derivative assets: (1)
Interest rate	1	1,111	—	1,112
Foreign currency exchange rate	—	155	—	155
Credit	—	30	10	40
Equity market	15	773	149	937
Total derivative assets	16	2,069	159	2,244
Embedded derivatives within asset host contracts (2)	—	—	227	227
Separate account assets	410	109,741	5	110,156
Total assets	$8,581	$164,302	$3,693	$176,576
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$837	$—	$837
Foreign currency exchange rate	—	117	1	118
Credit	—	1	—	1
Equity market	—	1,736	437	2,173
Total derivative liabilities	—	2,691	438	3,129
Embedded derivatives within liability host contracts (2)	—	—	2,234	2,234
Long-term debt of CSEs — FVO	—	11	—	11
Total liabilities	$—	$2,702	$2,672	$5,374

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Fair Value (continued)

	December 31, 2016
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$20,221	$1,444	$21,665
U.S. government and agency	6,110	6,806	—	12,916
RMBS	—	6,627	1,313	7,940
Foreign corporate	—	5,257	866	6,123
State and political subdivision	—	3,841	17	3,858
CMBS	—	3,529	167	3,696
ABS	—	2,383	215	2,598
Foreign government	—	1,103	—	1,103
Total fixed maturity securities	6,110	49,767	4,022	59,899
Equity securities	39	124	137	300
Short-term investments	702	568	2	1,272
Commercial mortgage loans held by CSEs — FVO	—	136	—	136
Derivative assets: (1)
Interest rate	9	2,142	—	2,151
Foreign currency exchange rate	—	348	—	348
Credit	—	20	8	28
Equity market	37	860	179	1,076
Total derivative assets	46	3,370	187	3,603
Embedded derivatives within asset host contracts (2)	—	—	409	409
Separate account assets	720	104,616	10	105,346
Total assets	$7,617	$158,581	$4,767	$170,965
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$1,690	$611	$2,301
Foreign currency exchange rate	—	14	—	14
Equity market	—	1,038	530	1,568
Total derivative liabilities	—	2,742	1,141	3,883
Embedded derivatives within liability host contracts (2)	—	—	3,170	3,170
Long-term debt of CSEs — FVO	—	23	—	23
Total liabilities	$—	$2,765	$4,311	$7,076
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

(2)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances, on the consolidated balance sheets. At December 31, 2017 and 2016, debt and equity securities also included embedded derivatives of ($52) million and ($49) million, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Fair Value (continued)

Valuation Controls and Procedures
The Company monitors and provides oversight of valuation controls and policies for securities, mortgage loans and derivatives, which are primarily executed by MLIA. The valuation methodologies used to determine fair values prioritize the use of observable market prices and market-based parameters and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. The valuation methodologies for securities, mortgage loans and derivatives are reviewed on an ongoing basis and revised when necessary, based on changing market conditions. In addition, the Chief Accounting Officer periodically reports to the Audit Committee of Brighthouse’s Board of Directors regarding compliance with fair value accounting standards.
The fair value of financial assets and financial liabilities is based on quoted market prices, where available. The Company assesses whether prices received represent a reasonable estimate of fair value through controls designed to ensure valuations represent an exit price. MLIA performs several controls, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. Independent non-binding broker quotes, also referred to herein as “consensus pricing,” are used for non-significant portion of the portfolio. Prices received from independent brokers are assessed to determine if they represent a reasonable estimate of fair value by considering such pricing relative to the current market dynamics and current pricing for similar financial instruments. Fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 5% of the total estimated fair value of Level 3 fixed maturity securities at December 31, 2017.
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
The Company reviews outputs of MLIA’s controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the year ended December 31, 2017.
Determination of Fair Value
Fixed maturities
The fair values for actively traded marketable bonds, primarily U.S. government and agency securities, are determined using the quoted market prices and are classified as Level 1 assets. For fixed maturities classified as Level 2 assets, fair values are determined using either a market or income approach and are valued based on a variety of observable inputs as described below.
U.S. corporate and foreign corporate securities: Fair value is determined using third-party commercial pricing services, with the primary inputs being quoted prices in markets that are not active, benchmark yields, spreads off benchmark yields, new issuances, issuer rating, trades of identical or comparable securities, or duration. Privately-placed securities are valued using the additional key inputs: market yield curve, call provisions, observable prices and spreads for similar public or private securities that incorporate the credit quality and industry sector of the issuer, and delta spread adjustments to reflect specific credit-related issues.
U.S. government and agency, state and political subdivision and foreign government securities: Fair value is determined using third-party commercial pricing services, with the primary inputs being quoted prices in markets that are not active, benchmark U.S. Treasury yield or other yields, spread off the U.S. Treasury yield curve for the identical security, issuer ratings and issuer spreads, broker dealer quotes, and comparable securities that are actively traded.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Fair Value (continued)

Structured securities: Fair value is determined using third-party commercial pricing services, with the primary inputs being quoted prices in markets that are not active, spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, ratings, geographic region, weighted average coupon and weighted average maturity, average delinquency rates and debt-service coverage ratios. Other issuance-specific information is also used, including, but not limited to; collateral type, structure of the security, vintage of the loans, payment terms of the underlying asset, payment priority within tranche, and deal performance.
Equity securities, short-term investments, commercial mortgage loans held by CSEs ‑ FVO and long-term debt of CSEs - FVO
The fair value for actively traded equity and short-term investments are determined using quoted market prices and are classified as Level 1 assets. For financial instruments classified as Level 2 assets or liabilities, fair values are determined using a market approach and are valued based on a variety of observable inputs as described below.
Equity securities and short-term investments: Fair value is determined using third-party commercial pricing services, with the primary input being quoted prices in markets that are not active.
Commercial mortgage loans held by CSEs - FVO and long-term debt of CSEs - FVO: Fair value is determined using third-party commercial pricing services, with the primary input being quoted securitization market price determined principally by independent pricing services using observable inputs or quoted prices or reported NAV provided by the fund managers.
Derivatives
The fair values for exchange-traded derivatives are determined using the quoted market prices and are classified as Level 1 assets. For OTC-bilateral derivatives and OTC-cleared derivatives classified as Level 2 assets or liabilities, fair values are determined using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models which are based on market standard valuation methodologies and a variety of observable inputs.
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
Notes to the Consolidated Financial Statements (continued)
9. Fair Value (continued)

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
Notes to the Consolidated Financial Statements (continued)
9. Fair Value (continued)

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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at December 31, 2017 and 2016, transfers between Levels 1 and 2 were not significant.
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
Notes to the Consolidated Financial Statements (continued)
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

					December 31, 2017				December 31, 2016				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	93	-	142	110	18	-	138	104	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	443	76	13	-	700	99	Increase
	•	Consensus pricing	•	Offered quotes (4)					37	-	109	85	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	3	-	107	94	38	-	111	91	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	100	-	104	101	94	-	106	100	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	100	-	100	100	98	-	100	99	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Repurchase rates (7)	—	-	—		(44)		18		Decrease (6)
Credit	•	Present value techniques	•	Credit spreads (8)	—	-	—		97	-	98		Decrease (6)
	•	Consensus pricing	•	Offered quotes (9)
Equity market	•	Present value techniques or option pricing models	•	Volatility (10)	11%	-	31%		14%	-	32%		Increase (6)
			•	Correlation (11)	10%	-	30%		40%	-	40%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (12)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (12)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (12)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (13)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (13)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (13)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (14)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(15)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (16)
			•	Nonperformance risk spread	0.64%	-	1.43%		0.04%	-	0.57%		Decrease (17)
______________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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
Notes to the Consolidated Financial Statements (continued)
9. Fair Value (continued)

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

(9)	At December 31, 2017 and 2016, independent non-binding broker quotations were used in the determination of 1% and 3% of the total net derivative estimated fair value, respectively.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Fair Value (continued)

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement of assets and liabilities classified within Level 3 that are not included in the preceding table. Generally, all other classes of securities classified within Level 3, including those within separate account assets and embedded derivatives within funds withheld related to certain assumed reinsurance, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short Term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Balance, January 1, 2016	$2,410	$1,996	$13	$27	$97	$47	$(232)	$(442)	$146
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(11)	30	—	—	—	—	(703)	(1,760)	—
Total realized/unrealized gains (losses) included in AOCI	(24)	21	—	—	(11)	—	4	—	—
Purchases (7)	584	600	—	—	—	3	10	—	2
Sales (7)	(443)	(598)	—	—	(26)	(1)	—	—	(134)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(33)	(559)	—
Transfers into Level 3 (8)	119	12	9	—	131	—	—	—	—
Transfers out of Level 3 (8)	(325)	(366)	(5)	(27)	(54)	(47)	—	—	(4)
Balance, December 31, 2016	$2,310	$1,695	$17	$—	$137	$2	$(954)	$(2,761)	$10
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(3)	28	—	—	(3)	—	92	1,233	—
Total realized/unrealized gains (losses) included in AOCI	127	52	—	—	—	—	—	—	—
Purchases (7)	442	106	—	5	3	14	4	—	2
Sales (7)	(222)	(526)	—	—	(13)	(1)	—	—	(4)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	579	(479)	(1)
Transfers into Level 3 (8)	178	11	—	—	—	—	—	—	2
Transfers out of Level 3 (8)	(895)	(144)	(17)	—	—	(1)	—	—	(4)
Balance, December 31, 2017	$1,937	$1,222	$—	$5	$124	$14	$(279)	$(2,007)	$5
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2015 (9)	$11	$21	$—	$—	$—	$—	$(64)	$(310)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2016 (9)	$2	$28	$—	$—	$—	$—	$(687)	$(1,772)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2017 (9)	$1	$23	$—	$—	$—	$—	$(52)	$1,300	$—
Gains (Losses) Data for the year ended December 31, 2015
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	$16	$21	$—	$—	$11	$—	$(74)	$(303)	$(6)
Total realized/unrealized gains (losses) included in AOCI	$(120)	$(14)	$—	$(2)	$(10)	$—	$2	$—	$—
____________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Fair Value (continued)

(3)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(4)
Investment performance related to separate account assets is fully offset by corresponding amounts credited to contract holders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income (loss). For the purpose of this disclosure, these changes are presented within net investment gains (losses).

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

	December 31,
	2017	2016
	(In millions)
Assets (1)
Unpaid principal balance	$70	$88
Difference between estimated fair value and unpaid principal balance	45	48
Carrying value at estimated fair value	$115	$136
Liabilities (1)
Contractual principal balance	$10	$22
Difference between estimated fair value and contractual principal balance	1	1
Carrying value at estimated fair value	$11	$23
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
Notes to the Consolidated Financial Statements (continued)
9. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$10,525	$—	$—	$10,768	$10,768
Policy loans	$1,106	$—	$746	$439	$1,185
Real estate joint ventures	$5	$—	$—	$22	$22
Other limited partnership interests	$36	$—	$—	$28	$28
Loans to MetLife, Inc.	$—	$—	$—	$—	$—
Premiums, reinsurance and other receivables	$1,556	$—	$126	$1,783	$1,909
Liabilities
Policyholder account balances	$15,626	$—	$—	$15,760	$15,760
Long-term debt	$35	$—	$42	$—	$42
Other liabilities	$459	$—	$93	$368	$461
Separate account liabilities	$1,206	$—	$1,206	$—	$1,206

	December 31, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$9,154	$—	$—	$9,298	$9,298
Policy loans	$1,093	$—	$746	$431	$1,177
Real estate joint ventures	$12	$—	$—	$44	$44
Other limited partnership interests	$44	$—	$—	$42	$42
Loans to MetLife, Inc.	$1,100	$—	$1,090	$—	$1,090
Premiums, reinsurance and other receivables	$2,363	$—	$834	$1,981	$2,815
Liabilities
Policyholder account balances	$16,043	$—	$—	$17,259	$17,259
Long-term debt	$1,881	$—	$2,117	$—	$2,117
Other liabilities	$256	$—	$90	$166	$256
Separate account liabilities	$1,110	$—	$1,110	$—	$1,110
The methods, assumptions and significant valuation techniques and inputs used to estimate the fair value of financial instruments are summarized as follows:

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Fair Value (continued)

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
Notes to the Consolidated Financial Statements (continued)
9. Fair Value (continued)

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
10. Long-term Debt
Long-term debt outstanding was as follows:

	Interest Rate	Maturity	December 31,
			2017	2016
			(In millions)
Surplus note — affiliated with MetLife, Inc. (1)	8.595%	2038	$—	$744
Surplus note — affiliated with MetLife, Inc.	5.130%	2032	—	750
Surplus note — affiliated with MetLife, Inc.	6.000%	2033	—	350
Long-term debt — unaffiliated (2)	7.028%	2030	35	37
Total long-term debt (3)			$35	$1,881
______________

(1)	Includes $6 million of unamortized debt issuance costs at December 31, 2016.

(2)	Represents non-recourse debt for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.

(3)	Excludes $11 million and $23 million of long-term debt related to CSEs at December 31, 2017 and 2016, respectively. See Note 7 for more information regarding CSEs.
The aggregate maturities of long-term debt at December 31, 2017 were $2 million in each of 2018, 2019, 2020, 2021 and 2022 and $26 million thereafter.
Interest expense related to long-term debt of $58 million, $128 million and $128 million for the years ended December 31, 2017, 2016 and 2015, respectively, is included in other expenses.
Surplus Notes
On June 16, 2017, MetLife, Inc. forgave Brighthouse Life Insurance Company’s obligation to pay the principal amount of $750 million, 8.595% surplus notes held by MetLife, Inc., which were originally issued in 2008. The forgiveness of the surplus notes was treated as a capital transaction and recorded as an increase to additional paid-in-capital.
On April 28, 2017, two surplus note obligations due to MetLife, Inc. totaling $1.1 billion, which were originally issued in 2012 and 2013, were due on September 30, 2032 and December 31, 2033 and bore interest at 5.13% and 6.00%, respectively, were satisfied in a non-cash exchange for $1.1 billion of loans due from MetLife, Inc.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
10. Long-term Debt (continued)

Committed Facilities and Reinsurance Financing Arrangement
The Company previously had access to an unsecured revolving credit facility and certain committed facilities through the Company’s former parent, MetLife, Inc. These facilities were used for collateral for certain of the Company’s affiliated reinsurance liabilities.
In connection with the affiliated reinsurance company restructuring, effective April 28, 2017, MetLife, Inc.’s then existing affiliated reinsurance subsidiaries that supported the business interests of Brighthouse Financial, Inc. became a part of Brighthouse Financial, Inc. Simultaneously with the affiliated reinsurance company restructuring, the existing reserve financing arrangements of the affected reinsurance subsidiaries, as well as Brighthouse Financial, Inc.’s access to MetLife Inc.’s revolving credit facility and certain committed facilities, including outstanding letters of credit, were terminated and replaced with a single reinsurance financing arrangement, which is discussed in more detail below. The terminated committed facilities included a $3.5 billion committed facility for the benefit of MRSC and a $4.3 billion committed facility for the benefit of a designated protected cell of MetLife Reinsurance Company of Vermont (“MRV Cell”).
For the years ended December 31, 2017, 2016 and 2015, the Company recognized fees of $19 million, $55 million and $61 million, respectively, in other expenses associated with these committed facilities.
On April 28, 2017, BRCD entered into a new $10.0 billion financing arrangement with a pool of highly rated third-party reinsurers. This financing arrangement consists of credit-linked notes that each have a term of 20 years. At December 31, 2017, there were no drawdowns on this facility and there was $8.3 billion of funding available under this arrangement. Fees associated with this financing arrangement were not significant.
11. Equity
Capital Transactions
During the first quarter of 2017, the Company sold an operating joint venture to a former affiliate and the resulting $202 million gain was treated as a cash capital contribution. See Note 7.
In April 2017, in connection with the Contribution Transactions, the Company recognized a $2.7 billion return of capital to MetLife, Inc. See Note 3 for additional information regarding the Contribution Transactions. During the years ended December 31, 2016 and 2015, the Company recognized non-cash returns of capital to MetLife, Inc. of $26 million and $50 million, respectively.
During the second quarter of 2017, MetLife, Inc. forgave Brighthouse Life Insurance Company’s obligation to pay the principal amount of $750 million of surplus notes held by MetLife, Inc. The forgiveness of these notes was a non-cash capital contribution. See Note 10 for additional information regarding the surplus notes.
During the third quarter of 2017, the Company recognized a $1.1 billion non-cash tax charge and corresponding capital contribution from MetLife, Inc. This tax obligation was triggered prior to the Separation and MetLife, Inc. is responsible for this obligation through a Tax Separation Agreement. See Note 13 for additional information regarding the tax charge.
During the year ended December 31, 2017, the Company received cash capital contributions totaling $1.3 billion from Brighthouse Holdings, LLC.
During the years ended December 31, 2016 and 2015, the Company received cash capital contributions of $1.6 billion and $21 million, respectively and recognized non-cash capital contributions of $69 million and $181 million, respectively, from MetLife, Inc.
In December 2015 and 2014, the Company accrued capital contributions from MetLife, Inc. of $120 million and $385 million, respectively, in premiums, reinsurance and other receivables and additional paid-in capital, which were settled for cash in 2016 and 2015, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
11. Equity (continued)

Statutory Equity and Income
The states of domicile of Brighthouse Life Insurance Company and BHNY impose risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”) to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”), based on the statutory-based filed financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC. The RBC ratios for Brighthouse Life Insurance Company and BHNY were each in excess of 400% for all periods presented.
Brighthouse Life Insurance Company and BHNY prepare statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile.
Statutory accounting principles differ from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, reporting of reinsurance agreements and valuing investments and deferred tax assets on a different basis. Brighthouse Life Insurance Company and BHNY have no material state prescribed accounting practices.
The tables below present amounts from Brighthouse Life Insurance Company and BHNY, which are derived from the statutory-basis financial statements as filed with the insurance regulators.
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2017	2016	2015
		(In millions)
Brighthouse Life Insurance Company	Delaware	$(425)	$1,186	$(1,022)
Brighthouse Life Insurance Company of NY	New York	$22	$(87)	$17
Statutory capital and surplus was as follows at:

	December 31,
Company	2017	2016
	(In millions)
Brighthouse Life Insurance Company	$5,594	$4,374
Brighthouse Life Insurance Company of NY	$294	$196
Brighthouse Life Insurance Company has a reinsurance subsidiary, BRCD that was formed in 2017 as the result of the merger of certain other affiliated captive reinsurance subsidiaries. BRCD reinsures risks including level premium term life and ULSG assumed from other Brighthouse Life Insurance Company subsidiaries. BRCD, with the explicit permission of the Delaware Commissioner, has included, as admitted assets, the value of credit-linked notes, serving as collateral, which resulted in higher statutory capital and surplus of $8.3 billion for the year ended December 31, 2017. BRCD’s RBC would have triggered a regulatory event without the use of the state prescribed practice.
Prior to the formation of BRCD and related merger, the legacy MetLife captive reinsurance subsidiaries included in the statutory merger and formation of BRCD had certain state prescribed accounting practices. A protected designated cell of MetLife Reinsurance Company of Vermont’s (“MRV Cell”), with the explicit permission of the Commissioner of Insurance of the State of Vermont, included, as admitted assets, the value of letters of credit serving as collateral for reinsurance credit taken by various affiliated cedants, in connection with reinsurance agreements entered into between MRV Cell and the various affiliated cedants, which resulted in higher statutory capital and surplus of $3.0 billion for the year ended December 31, 2016. MRV Cell’s RBC would have triggered a regulatory event without the use of the state prescribed practice. MetLife Reinsurance Company of Delaware (“MRD”), with the explicit permission of the Delaware Commissioner, previously included, as admitted assets, the value of letters of credit issued to MRD, serving as collateral, which resulted in higher statutory capital and surplus of $260 million

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
11. Equity (continued)

for the year ended December 31, 2016. MRD’s RBC would not have triggered a regulatory event without the use of the state prescribed practice.
The statutory net income (loss) of the Company’s affiliate reinsurance companies was ($1.6) billion, ($363) million and ($372) million for the years ended December 2017, 2016 and 2015, respectively, and the combined statutory capital and surplus, including the aforementioned prescribed practices, were $972 million and $2.6 billion at December 31, 2017 and 2016, respectively.
Dividend Restrictions
The table below sets forth the dividends permitted to be paid by the Company’s insurance companies without insurance regulatory approval and dividends paid:

	2018	2017	2016
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)
	(In millions)
Brighthouse Life Insurance Company	$84	$—	$261
Brighthouse Life Insurance Company of NY	$21	$—	$—
______________

(1)
Reflects dividend amounts that may be paid during 2018 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2018, some or all of such dividends may require regulatory approval.

(2)	Reflects all amounts paid, including those requiring regulatory approval.
Under the Delaware Insurance Code, Brighthouse Life Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its net statutory gain from operations for the immediately preceding calendar year (excluding realized capital gains), not including pro rata distributions of Brighthouse Life Insurance Company’s own securities. Brighthouse Life Insurance Company will be permitted to pay a stockholder dividend in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner and the Delaware Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)”) as of the immediately preceding calendar year requires insurance regulatory approval. Under the Delaware Insurance Code, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
Under the New York Insurance Law, BHNY may not pay stockholder dividends without prior approval of the New York Superintendent of Financial Services.
Under BRCD’s plan of operations, no dividend or distribution may be made by BRCD without the prior approval of the Delaware Commissioner. During the year ended December 31, 2017, BRCD paid an extraordinary cash dividend of $535 million to Brighthouse Life Insurance Company.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
11. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at January 1, 2015	$2,445	$183	$(6)	$2,622
OCI before reclassifications	(1,759)	95	(29)	(1,693)
Deferred income tax benefit (expense)	643	(33)	9	619
AOCI before reclassifications, net of income tax	1,329	245	(26)	1,548
Amounts reclassified from AOCI	78	(6)	—	72
Deferred income tax benefit (expense)	(28)	2	—	(26)
Amounts reclassified from AOCI, net of income tax	50	(4)	—	46
Balance at December 31, 2015	1,379	241	(26)	1,594
OCI before reclassifications	(565)	70	(3)	(498)
Deferred income tax benefit (expense)	185	(25)	—	160
AOCI before reclassifications, net of income tax	999	286	(29)	1,256
Amounts reclassified from AOCI	30	(43)	—	(13)
Deferred income tax benefit (expense)	(10)	15	—	5
Amounts reclassified from AOCI, net of income tax	20	(28)	—	(8)
Balance at December 31, 2016	1,019	258	(29)	1,248
OCI before reclassifications	529	(152)	9	386
Deferred income tax benefit (expense)	(206)	54	(3)	(155)
AOCI before reclassifications, net of income tax	1,342	160	(23)	1,479
Amounts reclassified from AOCI	61	(14)	—	47
Deferred income tax benefit (expense) (2)	306	5	—	311
Amounts reclassified from AOCI, net of income tax	367	(9)	—	358
Balance at December 31, 2017	$1,709	$151	$(23)	$1,837
__________________

(1)	See Note 7 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

(2)	Includes the $330 million impact of the Tax Act related to unrealized investments gains (losses), net of related offsets. See Note 1 for more information.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
11. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Years Ended December 31,
	2017	2016	2015
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains(losses)	$(15)	$(39)	$(81)	Net investment gains (losses)
Net unrealized investment gains (losses)	1	3	13	Net investment income
Net unrealized investment gains (losses)	(47)	6	(10)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(61)	(30)	(78)
Income tax (expense) benefit	(306)	10	28
Net unrealized investment gains (losses), net of income tax	$(367)	$(20)	$(50)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$—	$33	$1	Net derivative gains (losses)
Interest rate swaps	3	3	1	Net investment income
Interest rate forwards	—	2	2	Net derivative gains (losses)
Interest rate forwards	3	2	2	Net investment income
Foreign currency swaps	8	3	—	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	14	43	6
Income tax (expense) benefit	(5)	(15)	(2)
Gains (losses) on cash flow hedges, net of income tax	$9	$28	$4
Total reclassifications, net of income tax	$(358)	$8	$(46)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)

12. Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Compensation	$263	$356	$487
Commissions	741	641	722
Volume-related costs	175	279	231
Related party expenses on ceded and assumed reinsurance	—	22	17
Capitalization of DAC	(256)	(330)	(399)
Interest expense on debt	56	130	137
Goodwill impairment (1)	—	381	—
Premium taxes, licenses and fees	58	59	71
Professional services	239	85	22
Rent and related expenses	12	46	54
Other	545	412	381
Total other expenses	$1,833	$2,081	$1,723
__________________

(1)
Based on a quantitative analysis performed for the Run-off reporting unit, it was determined that the goodwill associated with this reporting unit was not recoverable and resulted in the impairment of the entire goodwill balance.

Capitalization of DAC
See Note 5 for additional information on the capitalization of DAC.
Interest Expense on Debt
See Note 10 for attribution of interest expense by debt issuance. Interest expense on debt includes interest expense related to CSEs.
Related Party Expenses
See Note 15 for a discussion of related party expenses included in the table above.
13. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Current:
Federal	$368	$(374)	$35
Foreign	18	4	—
Subtotal	386	(370)	35
Deferred:
Federal	(1,124)	(1,320)	212
Foreign	—	—	—
Subtotal	(1,124)	(1,320)	212
Provision for income tax expense (benefit)	$(738)	$(1,690)	$247

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
13. Income Tax (continued)

The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Tax provision at U.S. statutory rate	$(567)	$(1,563)	$408
Tax effect of:
Dividend received deduction	(116)	(110)	(132)
Excess loss account - Separation from MetLife (1)	1,088	—	—
Rate revaluation due to tax reform (2)	(696)	—	—
Prior year tax	(4)	24	(5)
Tax credits	(29)	(22)	(16)
Foreign tax rate differential	—	2	(5)
Goodwill impairment	(288)	(20)	—
Sale of subsidiary	(136)	(6)	—
Other, net	10	5	(3)
Provision for income tax expense (benefit)	$(738)	$(1,690)	$247

__________________
(1) For the year ended December 31, 2017, the Company recognized a $1.1 billion non-cash charge to provision for income tax expense and corresponding capital contribution from MetLife. This tax obligation was in connection with the Separation and MetLife is responsible for this obligation through a Tax Separation Agreement.
(2) For the year ended December 31, 2017, the Company recognized a $696 million benefit in net income from remeasurement of net deferred tax liabilities in connection with the Tax Act discussed in Note 1. As the Company completes the analysis of data relevant to the Tax Act, as well as interprets any additional guidance issued by the Internal Revenue Service (“IRS”), U.S. Department of the Treasury, or other relevant organizations, it may make adjustments to these amounts.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
13. Income Tax (continued)

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2017	2016
	(In millions)
Deferred income tax assets:
Investments, including derivatives	$313	$357
Net operating loss carryfowards	416	—
Tax credit carryforwards	191	184
Intangibles	227	—
Other	74	55
Total deferred income tax assets	1,221	596
Less: valuation allowance	11	—
Total net deferred income tax assets	1,210	596
Deferred income tax liabilities:
Policyholder liabilities and receivables	853	536
Intangibles	—	293
Net unrealized investment gains	494	653
DAC	757	1,565
Total deferred income tax liabilities	2,104	3,047
Net deferred income tax asset (liability)	$(894)	$(2,451)
At December 31, 2017, the Company had net operating loss carryforwards of approximately $2.0 billion and the Company had recorded a related deferred tax asset of $416 million which expires in years 2033-2037.
The following table sets forth the general business credits, foreign tax credits, and other credit carryforwards for tax purposes at December 31, 2017.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits	Other
	(In millions)
Expiration
2018-2022	$—	$—	$—
2023-2027	—	14	—
2028-2032	—	—	—
2033-2037	2	—	—
Indefinite	—	—	175
	$2	$14	$175
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
13. Income Tax (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Balance at January 1,	$38	$43	$39
Additions for tax positions of prior years	—	1	5
Reductions for tax positions of prior years	(4)	(9)	—
Additions for tax positions of current year	3	5	3
Reductions for tax positions of current year	(2)	—	—
Settlements with tax authorities	(13)	(2)	(4)
Balance at December 31,	$22	$38	$43
Unrecognized tax benefits that, if recognized would impact the effective rate	$22	$38	$33
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense. Interest related to unrecognized tax benefits was not significant. The Company had no penalties for each of the years ended December 31, 2017, 2016 and 2015.
The dividend received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the federal statutory tax rate. The Tax Act has changed the dividend received deduction amount applicable to insurance companies to a 70% company share and a 50% dividend received deduction for eligible dividends.
For the years ended December 31, 2017, 2016 and 2015, the Company recognized an income tax benefit of $123 million, $88 million and $143 million, respectively, related to the separate account dividend received deduction. The 2017 benefit included a benefit of $6 million related to a true-up of the 2016 tax return. The 2016 benefit included an expense of $22 million related to a true-up of the 2015 tax return. The 2015 benefit included a benefit of $13 million related to a true-up of the 2014 tax return.
The Company is under continuous examination by the IRS and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. The Company is no longer subject to U.S. federal, state, or local income tax examinations for years prior to 2007, except for 2006 where the IRS disallowance relates to policyholder liability deductions and the Company is engaged with IRS appeals. Management believes it has established adequate tax liabilities and final resolution of the audit for the years 2006 and forward is not expected to have a material impact on the Company's financial statements.
Tax Sharing Agreements
For the periods prior to the Separation from MetLife, Brighthouse Life Insurance Company and its subsidiaries will file a consolidated U.S. life and non-life federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Current taxes (and the benefits of tax attributes such as losses) are allocated to Brighthouse Life Insurance Company, and its includable subsidiaries, under the consolidated tax return regulations and a tax sharing agreement with MetLife. This tax sharing agreement states that federal taxes will be computed on a modified separate return basis with benefits for losses.
For periods after the Separation, Brighthouse Life Insurance Company and any directly owned life insurance and reinsurance subsidiaries (including BHNY and BRCD) entered in a tax sharing agreement to join a life consolidated federal income tax return. The nonlife subsidiaries of Brighthouse Life Insurance Company will file their own U.S. federal income tax returns. The tax sharing agreements state that federal taxes are generally allocated to the Company as if each entity were filing its own separate company tax return, except that net operating losses and certain other tax attributes are characterized as realized (or realizable) when those tax attributes are realized (or realizable) by the Company.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
13. Income Tax (continued)

Related Party Income Tax Transactions
The Company also entered into a tax separation agreement with MetLife (the “Tax Separation Agreement”). Among other things, the Tax Separation Agreement governs the allocation between MetLife and us of the responsibility for the taxes of the MetLife group. The Tax Separation Agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. In October 2017, MetLife paid $723 million to Brighthouse Life Insurance Company and subsidiaries under the Tax Separation Agreement. At December 31, 2017, the current income tax recoverable included $857 million related to this agreement.
14. Contingencies, Commitments and Guarantees
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2017.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of December 31, 2017, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material.
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
Sales Practices Claims
Over the past several years, the Company has faced claims and regulatory inquiries and investigations, alleging improper marketing or sales of individual life insurance policies, annuities, or other products. The Company continues to defend vigorously against the claims in these matters. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices matters.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
14. Contingencies, Commitments and Guarantees (continued)

Unclaimed Property Litigation
Total Asset Recovery Services, LLC on its own behalf and on behalf of the State of New York v. Brighthouse Financial, Inc. et al (Supreme Court, New York County, NY, second amended complaint filed November 17, 2017). Total Asset Recovery Services, LLC. (the “Relator”) has brought a qui tam action against Brighthouse Financial, Inc., and its subsidiaries and affiliates, under the New York False Claims Act seeking to recover damages on behalf of the State of New York. The action originally was filed under seal on or about December 3, 2010. The State of New York declined to intervene in the action, and the Relator is now prosecuting the action. The Relator alleges that from on or about April 1, 1986 and continuing annually through on or about September 10, 2017, the defendants violated New York State Finance Law Section 189 (1) (g) by failing to timely report and deliver unclaimed insurance property to the State of New York. The Relator is seeking, among other things, treble damages, penalties, expenses and attorneys’ fees and prejudgment interest. No specific dollar amount of damages is specified by the Relator who also is suing numerous insurance companies and John Doe defendants. The Brighthouse defendants intend to defend this action vigorously.
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
Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2017	2016
	(In millions)
Other Assets:
Premium tax offset for future discounted and undiscounted assessments	$13	$13
Premium tax offsets currently available for paid assessments	5	8
Total	$18	$21
Other Liabilities:
Insolvency assessments	$17	$17

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
14. Contingencies, Commitments and Guarantees (continued)

Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $388 million and $335 million at December 31, 2017 and 2016, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.4 billion and $1.3 billion at December 31, 2017 and 2016, respectively.
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
The Company’s recorded liabilities were $2 million at both December 31, 2017 and 2016 for indemnities, guarantees and commitments.
15. Related Party Transactions
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
15. Related Party Transactions (continued)

Non-Broker-Dealer Transactions
The following table summarizes income and expense from transactions with related parties (excluding broker-dealer transactions) for the years indicated:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Income	$(149)	$(45)	$36
Expense	$933	$370	$855
The following table summarizes assets and liabilities from transactions with related parties (excluding broker-dealer transactions) at:

	December 31,
	2017	2016
	(In millions)
Assets	$2,839	$4,288
Liabilities	$2,675	$5,125
The material arrangements between the Company and its related parties are as follows:
Reinsurance Agreements
The Company has reinsurance agreements with its affiliate NELICO and certain of MetLife, Inc.’s subsidiaries, all of which are related parties. See Note 6 for further discussion of the related party reinsurance agreements.
Financing Arrangements
Prior to the Separation, the Company had surplus notes outstanding to MetLife, Inc., as well as collateral financing arrangement with a third party that involved MetLife, Inc. See Note 10 for more information.
Investment Transactions
Prior to the Separation, the Company had extended loans to certain subsidiaries of MetLife, Inc. Additionally, in the ordinary course of business, the Company had previously transferred invested assets, primarily consisting of fixed maturity securities, to and from former affiliates. See Note 7 for further discussion of the related party investment transactions.
Shared Services and Overhead Allocations
Brighthouse affiliates and MetLife provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting, and information technology. In 2017, the Company is charged for the MetLife services through a transition services agreement and allocated to the legal entities and products within the Company. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Expenses incurred with Brighthouse affiliates and MetLife related to these arrangements, recorded in other expenses, were $1.0 billion, $847 million and $1.1 billion for the years ended December 31, 2017, 2016 and 2015, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
15. Related Party Transactions (continued)

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
The following table summarizes income and expense from transactions with related party broker-dealers for the years indicated:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Fee income	$224	$202	$218
Commission expense	$642	$638	$643
The following table summarizes assets and liabilities from transactions with related party broker-dealers at:

	December 31,
	2017	2016
	(In millions)
Fee income receivables	$19	$19
Secured demand notes	$—	$20

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule I
Consolidated Summary of Investments
Other Than Investments in Related Parties
December 31, 2017
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. government and agency securities	$14,185	$15,913	$15,913
State and political subdivision securities	3,573	4,098	4,098
Public utilities	2,111	2,408	2,408
Foreign government securities	1,111	1,267	1,267
All other corporate bonds	24,755	26,400	26,400
Total bonds	45,735	50,086	50,086
Mortgage-backed and asset-backed securities	12,626	12,904	12,904
Redeemable preferred stock	238	343	343
Total fixed maturity securities	58,599	63,333	63,333
Equity securities:
Non-redeemable preferred stock	129	138	138
Common stock:
Industrial, miscellaneous and all other	83	92	92
Public utilities	—	2	2
Total equity securities	212	232	232
Mortgage loans	10,640		10,640
Policy loans	1,106		1,106
Real estate joint ventures	433		433
Other limited partnership interests	1,667		1,667
Short-term investments	269		269
Other invested assets	2,448		2,448
Total investments	$75,374		$80,128
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

Brighthouse Life Insurance Company
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2017 and 2016
(In millions, except share and per share data)

	2017		2016
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $50,878 and $49,356, respectively)	$55,180		$51,880
Equity securities available-for-sale, at estimated fair value (cost: $193 and $280, respectively)	210		300
Mortgage loans (net of valuation allowances of $44 and $38, respectively)	10,127		8,746
Policy loans	1,106		1,093
Real estate and real estate joint ventures	419		200
Other limited partnership interests	1,662		1,632
Short-term investments, principally at estimated fair value	269		926
Investment in subsidiaries	5,681		7,338
Other invested assets, at estimated fair value	2,291		3,712
Total investments	76,945		75,827
Cash and cash equivalents	1,249		1,881
Accrued investment income	511		591
Premium, reinsurance and other receivable	9,658	—	10,397
Receivable from subsidiaries	10,397		9,703
Deferred policy acquisition costs and value of business acquired	5,123		5,274
Current income tax recoverable	39		454
Deferred income tax receivable	1,247		1,016
Other assets, principally at estimated fair value	536		667
Separate account assets	105,135		100,588
Total assets	$210,840		$206,398
Liabilities and Stockholder’s Equity
Liabilities
Future policy benefits	$35,003		$31,684
Policyholder account balances	36,034		35,588
Other policy-related balances	3,347		3,384
Payables for collateral under securities loaned and other transactions	4,153		7,362
Long-term debt	—		744
Other liabilities	10,315		10,183
Separate account liabilities	105,135		100,588
Total liabilities	193,987		189,533
Stockholder’s Equity
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75		75
Additional paid-in capital	19,073		18,461
Retained earnings (deficit)	(4,132)		(2,919)
Accumulated other comprehensive income (loss)	1,837		1,248
Total stockholder’s equity	16,853		16,865
Total liabilities and stockholder’s equity	$210,840		$206,398
See accompanying notes to the condensed financial information.

Brighthouse Life Insurance Company
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	2017	2016	2015
Condensed Statements of Operations
Revenues
Premiums	$283	$921	$1,433
Universal life and investment-type product policy fees	2,774	2,696	2,940
Equity in earnings of subsidiaries	1,221	157	144
Net investment income	2,613	2,680	2,550
Other revenues	402	760	504
Net investment gains (losses)	(7)	(2)	20
Net derivative gains (losses)	(1,425)	(5,878)	(424)
Total revenues	5,861	1,334	7,167
Expenses
Policyholder benefits and claims	2,862	2,984	2,696
Interest credited to policyholder account balances	909	957	1,037
Amortization of deferred policy acquisition costs and value of business acquired	310	(172)	595
Other expenses	1,848	2,114	1,710
Total expenses	5,929	5,883	6,038
Income (loss) before provision for income tax	(68)	(4,549)	1,129
Provision for income tax expense (benefit)	815	(1,774)	211
Net income (loss)	$(883)	$(2,775)	$918
Comprehensive income (loss)	$(294)	$(3,121)	$(110)
See accompanying notes to the condensed financial information.

Brighthouse Life Insurance Company
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	2017	2016	2015
Condensed Statements of Cash Flows
Net cash provided by (used in) operating activities	$3,460	$3,256	$4,196
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	14,667	39,104	35,728
Equity securities	119	175	308
Mortgage loans	704	1,484	958
Real estate and real estate joint ventures	75	441	368
Other limited partnership interests	258	413	422
Purchases of:
Fixed maturity securities	(16,287)	(34,906)	(39,298)
Equity securities	(2)	(58)	(273)
Mortgage loans	(2,017)	(2,803)	(2,515)
Real estate and real estate joint ventures	(268)	(75)	(105)
Other limited partnership interests	(263)	(203)	(233)
Cash received in connection with freestanding derivatives	1,858	707	223
Cash paid in connection with freestanding derivatives	(3,829)	(2,764)	(868)
Cash received under repurchase agreements	—	—	199
Cash paid under repurchase agreements	—	—	(199)
Cash received under reverse repurchase agreements	—	—	199
Cash paid under reverse repurchase agreements	—	—	(199)
Sale of operating joint venture interest to a former affiliate	67	—	—
Returns of capital from subsidiaries	7	32	169
Capital contributions to subsidiaries	(83)	(1)	(2)
Dividends from subsidiaries	544	—	—
Net change in policy loans	(14)	109	(72)
Net change in short-term investments	711	876	(495)
Net change in other invested assets	(41)	5	(59)
Net cash provided by (used in) investing activities	(3,794)	2,536	(5,744)
Cash flows from financing activities
Policyholder account balances:
Deposits	3,845	9,672	19,970
Withdrawals	(2,360)	(12,001)	(20,797)
Net change in payables for collateral under securities loaned and other transactions	(3,136)	(3,257)	3,118
Long-term debt issued	—	—	175
Long-term debt repaid	—	—	(148)
Capital contributions	1,300	1,568	11
Capital contribution associated with the sale of operating joint venture interest to a former affiliate	202	—	—
Dividends paid to MetLife, Inc.	—	(261)	(500)
Financing element on certain derivative instruments and other derivative related transactions, net	(149)	(1,011)	(97)
Net cash provided by (used in) financing activities	(298)	(5,290)	1,732
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	—	—	(2)
Change in cash and cash equivalents	(632)	502	182
Cash and cash equivalents, beginning of year	1,881	1,379	1,197
Cash and cash equivalents, end of year	$1,249	$1,881	$1,379
See accompanying notes to the condensed financial information.

Brighthouse Life Insurance Company
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	2017	2016	2015
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$12	$64	$65
Income tax	$(421)	$428	$(267)
Non-cash transactions:
Capital contributions	$—	$43	$141
Transfer of fixed maturity securities from former affiliates	$—	$3,565	$—
Transfer of mortgage loans from former affiliates	$—	$395	$—
Transfer of short-term investments from former affiliates	$—	$94	$—
Transfer of fixed maturity securities to former affiliates	$293	$346	$—
Reduction of other invested assets in connection with affiliated reinsurance transactions	$—	$676	$—
Reduction of policyholder account balances in connection with reinsurance transactions	$293	$—	$—
See accompanying notes to the condensed financial information.

Brighthouse Life Insurance Company
Schedule II
Notes to the Condensed Financial Information
(Parent Company Only)
1. Basis of Presentation
The condensed financial information of Brighthouse Life Insurance Company (the “Parent Company”) should be read in conjunction with the consolidated financial statements of Brighthouse Life Insurance Company and its subsidiaries and the notes thereto (the “Consolidated Financial Statements”). These condensed unconsolidated financial statements reflect the results of operations, financial position and cash flows for the Parent Company. Investments in subsidiaries are accounted for using the equity method of accounting.
The preparation of these condensed unconsolidated financial statements in conformity with GAAP requires management to adopt accounting policies and make certain estimates and assumptions. The most important of these estimates and assumptions relate to the fair value measurements, identifiable intangible assets and the provision for potential losses that may arise from litigation and regulatory proceedings and tax audits, which may affect the amounts reported in the condensed unconsolidated financial statements and accompanying notes. Actual results could differ from these estimates.
2. Investment in Subsidiaries
During the year ended December 31, 2017, Brighthouse Life Insurance Company paid cash capital contributions of $83 million to subsidiaries, of which $75 million was paid to BHNY.
During the year ended December 31, 2017, Brighthouse Life Insurance Company received $544 million of cash dividends from subsidiaries, of which $535 million was received from BRCD.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2017 and 2016
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1), (2)	Unearned Revenue (1)
2017
Annuities	$4,819	$8,200	$25,943	$—	$93
Life	671	4,437	2,620	13	28
Run-off	5	18,265	8,505	—	95
Corporate & Other	128	7,533	1	5	—
Total	$5,623	$38,435	$37,069	$18	$216
2016
Annuities	$4,820	$7,560	$25,233	$—	$86
Life	787	4,094	2,838	13	53
Run-off	584	16,381	8,506	—	79
Corporate & Other	148	7,429	2	6	—
Total	$6,339	$35,464	$36,579	$19	$218
______________

(1)	Amounts are included within the future policy benefits and other policy-related balances column.

(2)	Includes premiums received in advance.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Consolidated Supplementary Insurance Information — (continued)
December 31, 2017, 2016 and 2015
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income (1)	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA	Other Expenses
2017
Annuities	$2,448	$1,238	$2,140	$141	$1,035
Life	713	285	681	186	237
Run-off	715	1,358	1,788	570	278
Corporate & Other	108	92	61	19	283
Total	$3,984	$2,973	$4,670	$916	$1,833
2016
Annuities	$2,714	$1,324	$2,340	$(908)	$903
Life	546	330	541	261	242
Run-off	878	1,311	1,901	399	275
Corporate & Other	139	146	87	23	280
Total	$4,277	$3,111	$4,869	$(225)	$1,700
2015
Annuities	$3,282	$1,141	$2,285	$432	$938
Life	555	295	507	150	259
Run-off	793	1,461	1,301	67	285
Corporate & Other	300	104	218	24	241
Total	$4,930	$3,001	$4,311	$673	$1,723
______________

(1)	See Note 2 of the Notes to the Consolidated Financial Statements for the basis of allocation of net investment income.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2017, 2016 and 2015
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2017
Life insurance in-force	$589,488	$194,032	$9,006	$404,462	2.2%
Insurance premium
Life insurance (1)	$1,500	$689	$13	$824	1.6%
Accident & health insurance	231	227	—	4	—%
Total insurance premium	$1,731	$916	$13	$828	1.6%
2016
Life insurance in-force	$610,206	$450,000	$7,006	$167,212	4.2%
Insurance premium
Life insurance (1)	$1,850	$909	$67	$1,008	6.6%
Accident & health insurance	376	218	14	172	8.1%
Total insurance premium	$2,226	$1,127	$81	$1,180	6.9%
2015
Life insurance in-force	$591,105	$466,406	$94,863	$219,562	43.2%
Insurance premium
Life insurance (1)	$2,172	$824	$84	$1,432	5.9%
Accident & health insurance	232	239	212	205	103.4%
Total insurance premium	$2,404	$1,063	$296	$1,637	18.1%
______________

(1)	Includes annuities with life contingencies.
For the year ended December 31, 2017, reinsurance ceded and assumed included related party transactions for life insurance in-force of $17.1 billion and $9.0 billion, respectively, and life insurance premiums of $537 million and $13 million, respectively. For the year ended December 31, 2016, reinsurance ceded and assumed included related party transactions for life insurance in-force of $266.3 billion and $7.0 billion, respectively, and life insurance premiums of $766 million and $35 million, respectively. For the year ended December 31, 2015, reinsurance ceded and assumed included related party transactions for life insurance in-force of $278.4 billion and $86.4 billion, respectively, and life insurance premiums of $687 million and $227 million, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2017.
Historically, the Company relied on certain financial, administrative and other resources of MetLife, Inc. to operate our business until the Separation on August 4, 2017. In connection with the Separation, the Company redesigned several business processes and continues to change business processes as a subsidiary of Brighthouse Financial, Inc. The Company identifies, documents and evaluates controls to ensure controls over our financial reporting are effective. MetLife, through services agreements, continues to provide certain services on a transitional basis. We consider these to be a material change in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
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
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making the assessment, management used the criteria set forth in “Internal Control — Integrated Framework” (“COSO 2013”) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based upon the assessment performed under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements and consolidated financial statement schedules included in the Annual Report on Form 10-K for the year ended December 31, 2017. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included on page 78.
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
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
Deloitte & Touche LLP (“Deloitte”), the independent auditor of Brighthouse Financial, Inc., has served as the independent auditor of the Company since 2000, and as auditor of current and former affiliates of the Company for more than 75 years. Its long-term knowledge of the Brighthouse group of companies, combined with its insurance industry expertise and global presence, has enabled it to carry out its audits of the Company’s financial statements with effectiveness and efficiency. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Rules of the PCAOB.
Independent Auditor’s Fees for 2017 and 2016
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2017 and 2016. Prior to our separation from MetLife, Inc., our former parent paid all audit, audit-related, tax and other fees of Deloitte. As a result, the amounts reported below for fiscal year 2016 represent an allocation and are not directly comparable to the fees we paid for fiscal year 2017. All fees shown in the table for 2017 were related to services that were approved by the Audit Committee of Brighthouse Financial, Inc. (“Audit Committee”).

	2017	2016
	(In millions)
Audit fees (1)	$6.50	$6.01
Audit-related fees (2)	$0.40	$0.07
Tax fees (3)	$—	$—
All other fees (4)	$—	$—
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

Approval of Fees
The Audit Committee approves Deloitte’s audit and non-audit services to Brighthouse and its subsidiaries, including the Company, in advance as required under Sarbanes-Oxley and SEC rules. Before the commencement of each fiscal year, the Audit Committee appoints the independent auditor to perform audit services that Brighthouse expects to be performed for the fiscal year and appoints the auditor to perform audit-related, tax and other permitted non-audit services. The Audit Committee or a designated member of the Audit Committee to whom authority has been delegated may, from time to time, pre-approve additional audit and non-audit services to be performed by Brighthouse’s independent auditor. Any pre-approval of services between Audit Committee meetings must be reported to the full Audit Committee at its next scheduled meeting.
The Audit Committee is responsible for approving fees for the audit and for any audit-related, tax or other permitted non-audit services. If the audit, audit-related, tax and other permitted non-audit fees for a particular period or service exceed the amounts previously approved, the Audit Committee determines whether or not to approve the additional fees.
The Audit Committee ensures the regular rotation of the audit engagement team partners as required by law.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements: See “Index to Consolidated Financial Statements, Notes and Schedules.”

2.	Financial Statement Schedules: See “Index to Consolidated Financial Statements, Notes and Schedules.”

3.	Exhibits: The exhibits are listed in the “Exhibit Index” below. Entries marked by the symbol # next to the exhibit’s number identify management contracts or compensation plans or arrangements.

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

3.3
Certificate of Amendment of Certificate of Incorporation of MetLife Insurance Company USA (now Brighthouse Life Insurance Company), as effective March 6, 2017. (Incorporated by reference to Exhibit 3.3 to the Brighthouse Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”)).

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

10.1
Investment Management Agreement, dated as of January 1, 2017, between MetLife Investment Advisors, LLC and Brighthouse Life Insurance Company (formerly known as MetLife Insurance Company USA) (Incorporated by reference to Exhibit 10.1 to the Brighthouse Life Insurance Company’s Current Report on Form 8-K, filed on August 10, 2017).

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
* Filed herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 21, 2018

BRIGHTHOUSE LIFE INSURANCE COMPANY

By	/s/ Lynn A. Dumais
	Name:	Lynn A. Dumais
	Title:	Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric T. Steigerwalt	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 21, 2018
Eric T. Steigerwalt

/s/ Anant Bhalla	Director, Vice President and Chief Financial Officer (Principal Financial Officer)	March 21, 2018
Anant Bhalla

/s/ Peter M. Carlson	Director	March 21, 2018
Peter M. Carlson

/s/ Myles J. Lambert	Director	March 21, 2018
Myles J. Lambert

/s/ Conor E. Murphy	Director	March 21, 2018
Conor E. Murphy

/s/ John L. Rosenthal	Director	March 21, 2018
John L. Rosenthal

/s/ Lynn A. Dumais	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 21, 2018
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