Form 10-Q
period 2018-03-31
BRIGHTHOUSE LIFE INSURANCE Co
filed 2018-05-10
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At May 10, 2018, 3,000 shares of the registrant’s common stock, $25,000 par value per share, were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at March 31, 2018 (Unaudited) and December 31, 2017 and for the Three Months Ended March 31, 2018 and 2017 (Unaudited)):	2
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	8
	Note 3 — Contribution Transactions	11
	Note 4 — Insurance	11
	Note 5 — Investments	13
	Note 6 — Derivatives	24
	Note 7 — Fair Value	35
	Note 8 — Equity	47
	Note 9 — Other Revenues and Other Expenses	48
	Note 10 — Contingencies, Commitments and Guarantees	49
	Note 11 — Related Party Transactions	52
	Note 12 — Subsequent Event	55
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	68
Item 4.	Controls and Procedures	68

Part II — Other Information
Item 1.	Legal Proceedings	69
Item 1A.	Risk Factors	69
Item 4.	Mine Safety Disclosures	71
Item 6.	Exhibits	72

Signatures		73

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2018 (Unaudited) and December 31, 2017
(In millions, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $58,460 and $58,599, respectively)	$61,560	$63,333
Equity securities, at estimated fair value (cost: $142 and $142, respectively)	160	161
Mortgage loans (net of valuation allowances of $49 and $46, respectively; includes $105 and $115, respectively, at estimated fair value, relating to variable interest entities)	11,206	10,640
Policy loans	1,107	1,106
Real estate joint ventures	441	433
Other limited partnership interests	1,698	1,667
Short-term investments, principally at estimated fair value	215	269
Other invested assets, principally at estimated fair value	2,468	2,519
Total investments	78,855	80,128
Cash and cash equivalents, principally at estimated fair value	1,411	1,363
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	614	575
Premiums, reinsurance and other receivables	12,990	12,918
Deferred policy acquisition costs and value of business acquired	5,457	5,623
Current income tax recoverable	821	735
Other assets	549	547
Separate account assets	106,529	110,156
Total assets	$207,226	$212,045
Liabilities and Equity
Liabilities
Future policy benefits	$35,327	$35,715
Policyholder account balances	37,186	37,069
Other policy-related balances	2,730	2,720
Payables for collateral under securities loaned and other transactions	4,238	4,158
Long-term debt (includes $8 and $11, respectively, at estimated fair value, relating to variable interest entities)	43	46
Deferred income tax liability	749	894
Other liabilities	4,361	4,419
Separate account liabilities	106,529	110,156
Total liabilities	191,163	195,177
Contingencies, Commitments and Guarantees (Note 11)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	19,073	19,073
Retained earnings (deficit)	(4,099)	(4,132)
Accumulated other comprehensive income (loss)	999	1,837
Total Brighthouse Life Insurance Company’s stockholder’s equity	16,048	16,853
Noncontrolling interests	15	15
Total equity	16,063	16,868
Total liabilities and equity	$207,226	$212,045
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Revenues
Premiums	$220	$170
Universal life and investment-type product policy fees	824	786
Net investment income	792	759
Other revenues	79	62
Net investment gains (losses):
Other net investment gains (losses)	(4)	(55)
Total net investment gains (losses)	(4)	(55)
Net derivative gains (losses)	(287)	(813)
Total revenues	1,624	909
Expenses
Policyholder benefits and claims	710	858
Interest credited to policyholder account balances	260	267
Amortization of deferred policy acquisition costs and value of business acquired	281	(42)
Other expenses	397	436
Total expenses	1,648	1,519
Income (loss) before provision for income tax	(24)	(610)
Provision for income tax expense (benefit)	(22)	(245)
Net income (loss)	$(2)	$(365)
Comprehensive income (loss)	$(825)	$(217)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$75	$19,073	$(4,132)	$1,837	$16,853	$15	$16,868
Cumulative effect of change in accounting principle, net of income tax (Note 1)			35	(15)	20		20
Balance at January 1, 2018	75	19,073	(4,097)	1,822	16,873	15	16,888
Change in noncontrolling interests					—		—
Net income (loss)			(2)		(2)		(2)
Other comprehensive income (loss), net of income tax				(823)	(823)		(823)
Balance at March 31, 2018	$75	$19,073	$(4,099)	$999	$16,048	$15	$16,063

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$75	$18,461	$(2,919)	$1,248	$16,865	$—	$16,865
Sale of operating joint venture interest to a former affiliate		202			202		202
Capital contributions		18			18		18
Net income (loss)			(365)		(365)		(365)
Other comprehensive income (loss), net of income tax				148	148		148
Balance at March 31, 2017	$75	$18,681	$(3,284)	$1,396	$16,868	$—	$16,868
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$409	$462
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	4,014	3,183
Equity securities	5	25
Mortgage loans	169	125
Real estate and real estate joint ventures	74	11
Other limited partnership interests	42	110
Purchases of:
Fixed maturity securities	(3,767)	(2,502)
Equity securities	(1)	(3)
Mortgage loans	(739)	(588)
Real estate and real estate joint ventures	(15)	(35)
Other limited partnership interests	(38)	(57)
Cash received in connection with freestanding derivatives	711	1,307
Cash paid in connection with freestanding derivatives	(1,413)	(1,850)
Net change in policy loans	(1)	3
Net change in short-term investments	54	298
Net change in other invested assets	23	13
Net cash provided by (used in) investing activities	(882)	40
Cash flows from financing activities
Policyholder account balances:
Deposits	1,364	1,008
Withdrawals	(750)	(988)
Net change in payables for collateral under securities loaned and other transactions	80	(136)
Long-term debt repaid	(3)	(3)
Financing element on certain derivative instruments and other derivative related transactions, net	(157)	224
Other, net	(13)	—
Net cash provided by (used in) financing activities	521	105
Change in cash, cash equivalents and restricted cash	48	607
Cash, cash equivalents and restricted cash, beginning of period	1,363	5,057
Cash, cash equivalents and restricted cash, end of period	$1,411	$5,664
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$—	$30
Income tax	$—	$1
Non-cash transactions:
Transfer of fixed maturity securities to former affiliates	$—	$293
Reduction of policyholder account balances in connection with reinsurance transactions	$—	$293
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“BLIC” and the “Company” refer to Brighthouse Life Insurance Company, a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC, which is a direct wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”).
In 2016, MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”) announced its plan to pursue the separation of a substantial portion of its former U.S. retail business (the “Separation”). In connection with the Separation, effective April 2017, following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and Brighthouse Life Insurance Company of NY (“BHNY”) to Brighthouse Life Insurance Company (the “Contribution Transactions”). The affiliated reinsurance companies were then merged into Brighthouse Reinsurance Company of Delaware (“BRCD”), a licensed reinsurance subsidiary of Brighthouse Life Insurance Company. See Note 3 for further information on this change, which was applied retrospectively. On July 28, 2017, MetLife, Inc. contributed Brighthouse Holdings, LLC to Brighthouse Financial, Inc., resulting in Brighthouse Life Insurance Company becoming an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. On August 4, 2017, MetLife, Inc. completed the Separation through a distribution of the common stock of Brighthouse Financial Inc., representing 80.8% of MetLife, Inc.’s interest in Brighthouse Financial, Inc., to holders of MetLife, Inc. common stock and MetLife, Inc. retained the remaining 19.2%. As a result, MetLife, Inc. and its subsidiaries are considered related parties.
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
The Company uses the equity method of accounting for equity securities when it has significant influence or at least 20% interest and for real estate joint ventures and other limited partnership interests (“investee”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period. When the Company has virtually no influence over the investee’s operations, the investment is carried at fair value.
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform to the 2018 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2017 consolidated balance sheet data was derived from audited consolidated financial statements included in Brighthouse Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2017 Annual Report.
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s financial statements. The following table provides a description of new ASUs issued by the FASB and the expected impact of the adoption on the Company’s financial statements.
ASUs adopted as of March 31, 2018 are summarized in the table below.

Standard	Description	Effective Date	Impact on Financial Statements
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
January 1, 2018 using the modified retrospective method
The Company 1) reclassified net unrealized gains related to equity securities previously classified as available-for-sale from accumulated other comprehensive income (“AOCI”) to retained earnings and 2) increased the carrying value of equity investments previously accounted for under the cost method to estimated fair value. The cumulative effect of the adoption is a net increase to retained earnings of $38 million and a net decrease of $15 million to AOCI, after taxes.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
For those contracts that are impacted, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services.
		January 1, 2018 using the modified retrospective method	The adoption did not have an impact on the Company’s financial statements other than expanded disclosures in Note 9.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

ASUs issued but not yet adopted as of March 31, 2018 are summarized in the table below.

Standard	Description	Effective Date	Impact on Financial Statements
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
		January 1, 2019 using modified retrospective method (with early adoption permitted)	The Company does not expect a material impact on its financial statements from adoption of the new guidance.
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The amendments to Topic 326 replace the incurred loss impairment methodology for certain financial instruments with one that reflects expected credit losses based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance also requires that an other-than- temporary impairment (“OTTI”) on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses.
January 1, 2020 using the modified retrospective method (with early adoption permitted beginning January 1, 2019)
The Company is currently evaluating the impact of this guidance on its financial statements, with the most significant impact expected to be earlier recognition of credit losses on mortgage loan investments.

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
Run-off
The Run-off segment consists of products no longer actively sold and which are separately managed, including structured settlements, pension risk transfer contracts, certain company-owned life insurance policies, funding agreements and universal life with secondary guarantees.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

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

•
Net derivative gains (losses) except earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment; and

•
Amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”).

The following are the significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits and hedging costs related to GMIBs (“GMIB Costs”);

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”); and

•
Amortization of deferred policy acquisition cost (“DAC”) and value of business acquired (“VOBA”) related to: (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments.

The tax impact of the adjustments mentioned above are calculated net of the U.S. statutory tax rate, which could differ from the Company’s effective tax rate.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2018 and 2017 and at March 31, 2018 and December 31, 2017. The segment accounting policies are the same as those used to prepare the Company’s condensed consolidated financial statements, except for the adjustments to calculate adjusted earnings described above. In addition, segment accounting policies include the methods of capital allocation described below.
Beginning in the first quarter of 2018, the Company changed the methodology for how capital is allocated to segments and, in some cases, products (the “Portfolio Realignment”). Segment investment and capitalization targets are now based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital. For the variable annuity business, the excess capital held is based on the target statutory total asset requirement consistent with the Company’s variable annuity risk management strategy discussed in the 2017 Annual Report. For insurance businesses other than variable annuities, excess capital held is based on a percentage of required statutory risk based capital. Assets in excess of those allocated to the segments, if any, are held in Corporate & Other. Segment net investment income reflects the performance of each segment’s respective invested assets.
Previously, invested assets held in the segments were based on net GAAP liabilities. Excess capital was retained in Corporate & Other and allocated to segments based on an internally developed statistics based capital model intended to capture the material risks to which the Company was exposed (referred to as “allocated equity”). Surplus assets in excess of the combined allocations to the segments were held in Corporate & Other with net investment income being credited back to the segments at a predetermined rate. Any excess or shortfall in net investment income from surplus assets was recognized in Corporate & Other.
The Portfolio Realignment had no effect on the Company’s consolidated net income (loss) or adjusted earnings, but it did impact segment results for the three months ended March 31, 2018. It was not practicable to determine the impact of the Portfolio Realignment to adjusted earnings in prior periods; however, the Company estimates that pre-tax adjusted earnings in the Life segment for the three months ended March 31, 2018 increased between $20 million and $25 million as a result of the change, with most of the offsetting impact in the Run-off segment. Impacts to the Annuities and Corporate & Other segments would not have been significantly different under the previous allocation method.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

In addition, the total assets recognized in the segments changed as a result of the Portfolio Realignment. Total assets (on a book value basis) in the Annuities and Life segments increased approximately $2 billion and approximately $3 billion, respectively, under the new allocation method. The Run-off and Corporate & Other segments experienced decreases in total assets of approximately $3 billion and approximately $2 billion, respectively, as a result of the Portfolio Realignment.

	Operating Results
Three Months Ended March 31, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$255	$64	$64	$(17)	$366
Provision for income tax expense (benefit)	44	12	13	(9)	60
Adjusted earnings	$211	$52	$51	$(8)	306
Adjustments for:
Net investment gains (losses)					(4)
Net derivative gains (losses)					(287)
Other adjustments to net income					(99)
Provision for income tax (expense) benefit					82
Net income (loss)					$(2)

Interest revenue	$359	$88	$343	$10
Interest expense	$—	$—	$—	$1

	Operating Results
Three Months Ended March 31, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$265	$(126)	$113	$27	$279
Provision for income tax expense (benefit)	67	(32)	25	4	64
Adjusted earnings	$198	$(94)	$88	$23	215
Adjustments for:
Net investment gains (losses)					(55)
Net derivative gains (losses)					(813)
Other adjustments to net income					(21)
Provision for income tax (expense) benefit					309
Net income (loss)					$(365)

Interest revenue	$324	$80	$374	$56
Interest expense	$—	$—	$15	$18
The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Annuities	$977	$928
Life	300	221
Run-off	549	554
Corporate & Other	36	82
Adjustments	(238)	(876)
Total	$1,624	$909

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2018	December 31, 2017
	(In millions)
Annuities	$148,753	$149,920
Life	15,056	13,044
Run-off	34,020	36,719
Corporate & Other	9,397	12,362
Total	$207,226	$212,045
3. Contribution Transactions
In April 2017, in connection with the Separation, MetLife, Inc. contributed MetLife Reinsurance Company of Delaware, MetLife Reinsurance Company of South Carolina, MetLife Reinsurance Company of Vermont II, all affiliated reinsurance companies, and BHNY to BLIC. The affiliated reinsurance companies were then merged into BRCD.
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
The effect of the Contribution Transactions on net income (loss) was a decrease of ($129) million for the three months ended March 31, 2017.
The effect of the Contribution Transactions on other comprehensive income (loss) (“OCI”) was a decrease of ($143) million for the three months ended March 31, 2017.
4. Insurance
Guarantees
As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report, the Company issues variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 6.
The Company also issues universal and variable life contracts where the Company contractually guarantees to the contract holder a secondary guarantee.
Information regarding the Company’s guarantee exposure was as follows at:

	March 31, 2018				December 31, 2017
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$101,598		$57,518		$105,061		$59,691
Separate account value	$96,628		$56,364		$100,043		$58,511
Net amount at risk	$6,173	(4)	$4,432	(5)	$5,200	(4)	$2,330	(5)
Average attained age of contract holders	68 years		68 years		68 years		68 years

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)

	March 31, 2018	December 31, 2017
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$6,187	$6,244
Net amount at risk (6)	$74,755	$75,304
Average attained age of policyholders	64 years	64 years

Variable Life Contracts
Total account value (3)	$1,018	$1,021
Net amount at risk (6)	$13,829	$13,848
Average attained age of policyholders	44 years	44 years
__________________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)
Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 6 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for a discussion of guaranteed minimum benefits which have been reinsured.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

5. Investments
See Note 7 for information about the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-for-sale (“AFS”)
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector at:

	March 31, 2018					December 31, 2017
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities: (2)
U.S. corporate	$21,644	$1,320	$276	$—	$22,688	$20,647	$1,822	$89	$—	$22,380
U.S. government and agency	12,367	1,448	219	—	13,596	14,185	1,844	116	—	15,913
RMBS	7,645	250	150	(2)	7,747	7,588	283	57	(3)	7,817
Foreign corporate	6,477	288	91	—	6,674	6,457	376	62	—	6,771
State and political subdivision	3,567	459	18	—	4,008	3,573	532	6	1	4,098
CMBS	3,752	16	57	(1)	3,712	3,259	48	17	(1)	3,291
ABS	1,854	18	3	—	1,869	1,779	19	2	—	1,796
Foreign government	1,154	123	11	—	1,266	1,111	159	3	—	1,267
Total fixed maturity securities	$58,460	$3,922	$825	$(3)	$61,560	$58,599	$5,083	$352	$(3)	$63,333
__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

(2)
Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities. Included within fixed maturity securities are structured securities including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”).

The Company held non-income producing fixed maturity securities with an estimated fair value of $4 million and $3 million with unrealized gains (losses) of less than ($1) million and ($2) million at March 31, 2018 and December 31, 2017, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2018:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,730	$8,497	$11,642	$23,340	$13,251	$58,460
Estimated fair value	$1,733	$8,734	$11,702	$26,063	$13,328	$61,560
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Investments (continued)

Continuous Gross Unrealized Losses for Fixed Maturity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities AFS in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position at:

	March 31, 2018				December 31, 2017
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$6,900	$171	$1,280	$105	$1,762	$21	$1,413	$68
U.S. government and agency	3,934	92	1,351	127	4,764	36	1,573	80
RMBS	3,194	81	1,164	67	2,308	13	1,292	41
Foreign corporate	1,756	37	467	54	636	8	559	54
State and political subdivision	463	11	102	7	171	3	106	4
CMBS	2,377	39	362	17	603	6	335	10
ABS	394	2	40	1	165	—	75	2
Foreign government	327	8	48	3	152	2	50	1
Total fixed maturity securities	$19,345	$441	$4,814	$381	$10,561	$89	$5,403	$260
Total number of securities in an unrealized loss position	2,105		583		903		619
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
Evaluation and Measurement Methodologies
Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the impairment, evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below amortized cost; (ii) the potential for impairments when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments where the issuer, series of issuers or industry has suffered a catastrophic loss or has exhausted natural resources; (vi) whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers; (vii) with respect to Structured Securities, changes in forecasted cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security; (viii) the potential for impairments due to weakening of foreign currencies on non-functional currency denominated fixed maturity securities that are near maturity; and (ix) other subjective factors, including concentrations and information obtained from regulators and rating agencies.
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at March 31, 2018.
Gross unrealized losses on fixed maturity securities increased $473 million during the three months ended March 31, 2018 to $822 million. The increase in gross unrealized losses for the three months ended March 31, 2018 was primarily attributable to increasing longer-term interest rates.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Investments (continued)

At March 31, 2018, $5 million of the total $822 million of gross unrealized losses were from nine fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$7,601	67.8%	$7,233	67.9%
Agricultural	2,361	21.1	2,200	20.7
Residential	1,188	10.6	1,138	10.7
Subtotal (1)	11,150	99.5	10,571	99.3
Valuation allowances (2)	(49)	(0.4)	(46)	(0.4)
Subtotal mortgage loans, net	11,101	99.1	10,525	98.9
Commercial mortgage loans held by CSEs - FVO	105	0.9	115	1.1
Total mortgage loans, net	$11,206	100.0%	$10,640	100.0%
__________________

(1)	Purchases of mortgage loans from third parties were $86 million and $420 million at March 31, 2018 and December 31, 2017, respectively, and were primarily comprised of residential mortgage loans.

(2)	The valuation allowances were primarily from collective evaluation (non-specific loan related).
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
March 31, 2018
Loan-to-value ratios:
Less than 65%	$6,631	$238	$33	$6,902	90.8%	$6,968	91.0%
65% to 75%	578	—	38	616	8.1	611	8.0
76% to 80%	19	32	32	83	1.1	81	1.0
Total	$7,228	$270	$103	$7,601	100.0%	$7,660	100.0%

December 31, 2017
Loan-to-value ratios:
Less than 65%	$6,167	$293	$33	$6,493	89.7%	$6,654	90.0%
65% to 75%	642	—	14	656	9.1	658	8.9
76% to 80%	42	—	9	51	0.7	50	0.7
Greater than 80%	—	9	24	33	0.5	30	0.4
Total	$6,851	$302	$80	$7,233	100.0%	$7,392	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	March 31, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$2,213	93.7%	$2,039	92.7%
65% to 75%	148	6.3	161	7.3
Total	$2,361	100.0%	$2,200	100.0%
The estimated fair value of agricultural mortgage loans was $2.4 billion and $2.2 billion at March 31, 2018 and December 31, 2017, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	March 31, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$1,162	97.8%	$1,106	97.2%
Nonperforming	26	2.2	32	2.8
Total	$1,188	100.0%	$1,138	100.0%
The estimated fair value of residential mortgage loans was $1.2 billion at both March 31, 2018 and December 31, 2017.
Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both March 31, 2018 and December 31, 2017. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial or agricultural mortgage loans past due and no commercial or agricultural mortgage loans in nonaccrual status at either March 31, 2018 or December 31, 2017. The recorded investment of residential mortgage loans past due and in nonaccrual status was $26 million and $32 million at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018 and 2017, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $1.1 billion and $1.0 billion at March 31, 2018 and December 31, 2017, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities and the effect on DAC, VOBA, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2018	December 31, 2017
	(In millions)
Fixed maturity securities	$3,089	$4,722
Fixed maturity securities with noncredit OTTI losses included in AOCI	2	2
Total fixed maturity securities	3,091	4,724
Equity securities	—	39
Derivatives	150	231
Other	(9)	(8)
Subtotal	3,232	4,986
Amounts allocated from:
Future policy benefits	(1,725)	(2,370)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(8)	(2)
DAC, VOBA and DSI	(207)	(260)
Subtotal	(1,940)	(2,632)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	3	1
Deferred income tax benefit (expense)	(275)	(495)
Net unrealized investment gains (losses)	$1,020	$1,860
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2018
(In millions)
Balance, December 31, 2017	$1,860
Unrealized investment gains (losses) change due to cumulative effect, net of income tax (1)	(15)
Balance, January 1, 2018	1,845
Fixed maturity securities on which noncredit OTTI losses have been recognized	—
Unrealized investment gains (losses) during the period	(1,739)
Unrealized investment gains (losses) relating to:
Future policy benefits	645
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(6)
DAC, VOBA and DSI	53
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	2
Deferred income tax benefit (expense)	220
Balance, March 31, 2018	$1,020
Change in net unrealized investment gains (losses)	$(825)
__________________

(1)	See Note 1 for more information related to the cumulative effect of change in accounting principle.
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2018 and December 31, 2017.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Investments (continued)

Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2018	December 31, 2017
	(In millions)
Securities on loan: (1)
Amortized cost	$3,333	$3,085
Estimated fair value	$3,766	$3,748
Cash collateral received from counterparties (2)	$3,777	$3,791
Security collateral received from counterparties (3)	$42	$29
Reinvestment portfolio — estimated fair value	$3,787	$3,823
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	March 31, 2018				December 31, 2017
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
(In millions)
U.S. government and agency	$1,253	$1,414	$1,110	$3,777	$1,626	$964	$1,201	$3,791
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2018 was $1.2 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. government and agency securities, ABS, U.S. and foreign corporate securities, and non-agency RMBS) with 59% invested in agency RMBS, U.S. government and agency securities, cash equivalents, short-term investments or held in cash at March 31, 2018. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Investments (continued)

Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value at:

	March 31, 2018	December 31, 2017
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$8,085	$8,259
Invested assets held in trust (reinsurance agreements) (2)	2,755	2,634
Invested assets pledged as collateral (3)	4,004	3,199
Total invested assets on deposit, held in trust and pledged as collateral	$14,844	$14,092
__________________

(1)
The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $106 million and $34 million of the assets on deposit balance represents restricted cash at March 31, 2018 and December 31, 2017, respectively.

(2)
The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions. $20 million and $42 million of the assets held in trust balance represents restricted cash at March 31, 2018 and December 31, 2017, respectively.

(3)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report) and derivative transactions (see Note 6).

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Investments (continued)

The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	March 31, 2018	December 31, 2017
	(In millions)
CSEs: (1)
Assets
Mortgage loans (commercial mortgage loans)	$105	$115
Accrued investment income	1	1
Total assets	$106	$116
Liabilities
Long-term debt	$8	$11
Total liabilities	$8	$11
__________________

(1)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $80 million and $86 million at estimated fair value at March 31, 2018 and December 31, 2017, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2018		December 31, 2017
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$11,284	$11,284	$11,136	$11,136
U.S. and foreign corporate	423	423	501	501
Other limited partnership interests	1,541	2,729	1,509	2,460
Other investments (3)	83	91	71	79
Total	$13,331	$14,527	$13,217	$14,176
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

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

(3)	Other investments is comprised of real estate joint ventures and other invested assets.
As described in Note 10, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the three months ended March 31, 2018 and 2017.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Investment income:
Fixed maturity securities	$612	$592
Equity securities	2	2
Mortgage loans	117	108
Policy loans	10	12
Real estate joint ventures	14	12
Other limited partnership interests	65	57
Cash, cash equivalents and short-term investments	5	8
Other	7	8
Subtotal	832	799
Less: Investment expenses	42	42
Subtotal, net	790	757
FVO CSEs — interest income — commercial mortgage loans	2	2
Net investment income	$792	$759

See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of related party investment expenses.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Total gains (losses) on fixed maturity securities:
Fixed maturity securities — net gains (losses) on sales and disposals	$(38)	$(37)
Total gains (losses) on fixed maturity securities	(38)	(37)
Total gains (losses) on equity securities:
Equity securities — Mark to market and net gains (losses) on sales and disposals	(1)	—
Total gains (losses) on equity securities	(1)	—
Mortgage loans	(4)	(3)
Real estate joint ventures	42	2
Other limited partnership interests	—	(10)
Other	—	(5)
Subtotal	(1)	(53)
FVO CSEs:
Commercial mortgage loans	(3)	—
Long-term debt — related to commercial mortgage loans	—	(1)
Non-investment portfolio gains (losses)	—	(1)
Subtotal	(3)	(2)
Total net investment gains (losses)	$(4)	$(55)
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of related party net investment gains (losses) related to transfers of invested assets.
Sales or Disposals and Impairments of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as shown in the table below.

	Three Months Ended March 31,
	2018	2017
	(In millions)
Proceeds	$2,838	$1,960
Gross investment gains	$3	$9
Gross investment losses	(41)	(46)
Net investment gains (losses)	$(38)	$(37)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Investments (continued)

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in OCI:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Balance at January 1,	$—	$28
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	—	(18)
Balance at March 31,	$—	$10
Related Party Investment Transactions
The Company previously transferred invested assets primarily consisting of fixed maturity securities to former affiliates, which were as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Estimated fair value of invested assets transferred to former affiliates	$—	$292
Amortized cost of invested assets transferred to former affiliates	$—	$294
Net investment gains (losses) recognized on transfers	$—	$(2)
At March 31, 2017, the Company had $1.1 billion of loans due from MetLife, Inc., which were included in other invested assets. These loans were carried at fixed interest rates of 4.21% and 5.10%, payable semiannually, and were due on September 30, 2032 and December 31, 2033, respectively. In April 2017, these loans were satisfied in a non-cash exchange for $1.1 billion of notes due to MetLife, Inc. See Notes 3 and 10 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
In January 2017, Metropolitan Life Insurance Company (“MLIC”), a former affiliate, recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities being reinsured by the Company. The Company transferred cash and cash equivalents and other invested assets which are included in the table above. See Note 11 for additional information related to these transfers.
In March 2017, the Company sold an operating joint venture with a book value of $89 million to MLIC for $286 million. The operating joint venture was accounted for under the equity method and included in other invested assets. This sale resulted in an increase in additional paid-in capital of $202 million in the first quarter of 2017.
The Company receives investment administrative services from MetLife Investment Advisors, LLC (“MLIA”), a related party investment manager. The related investment administrative service charges were $23 million and $25 million for the three months ended March 31, 2018 and 2017, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Derivatives (continued)

Accruals on derivatives are generally recorded in accrued investment income or within other liabilities. However, accruals that are not scheduled to settle within one year are included with the derivatives carrying value in other invested assets or other liabilities.
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are generally reported in net derivative gains (losses) except for economic hedges of variable annuity guarantees which are presented in future policy benefits and claims.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Derivatives (continued)

Such embedded derivatives are carried on the balance sheet at estimated fair value with the host contract and changes in their estimated fair value are generally reported in net derivative gains (losses), except for those in policyholder benefits and claims related to ceded reinsurance of GMIB.
See “— Variable Annuity Guarantees” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for additional information on the accounting policy for embedded derivatives bifurcated from variable annuity host contracts.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Derivatives (continued)

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Derivatives (continued)

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
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2018			December 31, 2017
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$154	$36	$—	$175	$44	$—
Cash flow hedges:
Interest rate swaps	Interest rate	27	3	—	27	5	—
Foreign currency swaps	Foreign currency exchange rate	1,886	56	124	1,762	86	75
Subtotal		1,913	59	124	1,789	91	75
Total qualifying hedges		2,067	95	124	1,964	135	75
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	15,877	660	877	20,213	922	774
Interest rate caps	Interest rate	3,428	25	—	2,671	7	—
Interest rate futures	Interest rate	282	—	—	282	1	—
Interest rate options	Interest rate	24,500	136	86	24,600	133	63
Foreign currency swaps	Foreign currency exchange rate	1,121	53	64	1,103	69	41
Foreign currency forwards	Foreign currency exchange rate	130	—	—	130	—	2
Credit default swaps — purchased	Credit	40	—	1	65	—	1
Credit default swaps — written	Credit	1,906	31	—	1,878	40	—
Equity futures	Equity market	1,867	—	—	2,713	15	—
Equity index options	Equity market	47,581	1,011	1,568	47,066	794	1,664
Equity variance swaps	Equity market	9,575	123	421	8,998	128	430
Equity total return swaps	Equity market	1,894	60	—	1,767	—	79
Total non-designated or nonqualifying derivatives		108,201	2,099	3,017	111,486	2,109	3,054
Total		$110,268	$2,194	$3,141	$113,450	$2,244	$3,129
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2018 and December 31, 2017. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Derivatives (continued)

The following table presents earned income on derivatives:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Qualifying hedges:
Net investment income	$5	$6
Nonqualifying hedges:
Net derivative gains (losses)	53	119
Policyholder benefits and claims	—	4
Total	$58	$129
The following tables present the amount and location of gains (losses) recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses):

	Three Months Ended March 31, 2018
	Net Derivative Gains (Losses) Recognized for Derivatives (1)	Net Derivative Gains (Losses) Recognized for Hedged Items (2)	Net Investment Income (3)	Policyholder Benefits and Claims (4)	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$(8)	$7	$—	$—	$—
Total fair value hedges	(8)	7	—	—	—
Cash flow hedges (5):
Interest rate derivatives	7	—	1	—	(2)
Foreign currency exchange rate derivatives	—	—	—	—	(71)
Total cash flow hedges	7	—	1	—	(73)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(809)	—	—	—	—
Foreign currency exchange rate derivatives	(41)	3	—	—	—
Credit derivatives	(7)	—	—	—	—
Equity derivatives	(44)	—	—	—	—
Embedded derivatives	552	—	—	(1)	—
Total non-qualifying hedges	(349)	3	—	(1)	—
Total	$(350)	$10	$1	$(1)	$(73)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Derivatives (continued)

	Three Months Ended March 31, 2017
	Net Derivative Gains (Losses) Recognized for Derivatives (1)	Net Derivative Gains (Losses) Recognized for Hedged Items (2)	Net Investment Income (3)	Policyholder Benefits and Claims (4)	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$(2)	$2	$—	$—	$—
Total fair value hedges	(2)	2	—	—	—
Cash flow hedges (5):
Interest rate derivatives	—	—	2	—	—
Foreign currency exchange rate derivatives	8	(8)	—	—	(19)
Total cash flow hedges	8	(8)	2	—	(19)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(269)	—	—	(1)	—
Foreign currency exchange rate derivatives	(20)	(34)	—	—	—
Credit derivatives	6	—	—	—	—
Equity derivatives	(938)	—	—	(184)	—
Embedded derivatives	323	—	—	(15)	—
Total non-qualifying hedges	(898)	(34)	—	(200)	—
Total	$(892)	$(40)	$2	$(200)	$(19)
______________

(1)	Includes gains (losses) reclassified from AOCI for cash flow hedges.

(2)
Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships. Hedged items in fair value hedging relationship includes fixed rate liabilities reported in policyholder account balances or future policy benefits and fixed maturity securities. Ineffective portion of the gains (losses) recognized in income is not significant.

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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). For the three months ended March 31, 2018 and 2017, there were $0 and $9 million, respectively, reclassified into net derivative gains (losses) related to such discontinued cash flow hedges.
At both March 31, 2018 and December 31, 2017, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed two years.
At March 31, 2018 and December 31, 2017, the balance in AOCI associated with cash flow hedges was $150 million and $231 million, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2018			December 31, 2017
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$11	$607	2.7	$12	$558	2.8
Baa	20	1,299	5.0	28	1,295	4.7
Ba	—	—	—	—	25	4.5
Total	$31	$1,906	4.3	$40	$1,878	4.1
__________________

(1)
Includes both single name credit default swaps that may be referenced to the credit of corporations, foreign governments, or state and political subdivisions and credit default swaps referencing indices. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), Standard & Poor’s Global Ratings (“S&P”) and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2018		December 31, 2017
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$2,243	$3,134	$2,222	$3,080
OTC-cleared and Exchange-traded (1), (6)	19	8	69	40
Total gross estimated fair value of derivatives (1)	2,262	3,142	2,291	3,120
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1), (6)	2,262	3,142	2,291	3,120
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,937)	(1,937)	(1,942)	(1,942)
OTC-cleared and Exchange-traded	—	—	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(262)	—	(247)	—
OTC-cleared and Exchange-traded	(19)	—	(27)	(39)
Securities collateral: (5)
OTC-bilateral	(8)	(1,197)	(31)	(1,138)
OTC-cleared and Exchange-traded	—	(7)	—	—
Net amount after application of master netting agreements and collateral	$36	$1	$43	$—
__________________

(1)
At March 31, 2018 and December 31, 2017, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $68 million and $47 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of $1 million and ($9) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2018 and December 31, 2017, the Company received excess cash collateral of $180 million and $93 million, respectively, and provided excess cash collateral of $0 and $5 million, respectively, which is not included in the table above due to the foregoing limitation.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2018, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2018 and December 31, 2017, the Company received excess securities collateral with an estimated fair value of $292 million and $337 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2018 and December 31, 2017, the Company provided excess securities collateral with an estimated fair value of $595 million and $471 million, respectively, for its OTC-bilateral derivatives, and $145 million and $426 million, respectively, for its OTC-cleared derivatives, and $98 million and $118 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

(6)
Effective January 16, 2018, the London Clearing House (“LCH”) amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. These amendments impacted the accounting treatment of the Company’s centrally cleared derivatives, for which the LCH serves as the central clearing party. As of the effective date, the application of the amended rulebook reduced gross derivative liabilities by $77 million, accrued investment income by $2 million, and collateral receivables recorded within premiums, reinsurance and other receivables by $75 million.

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
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that are in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. The Company’s collateral agreements require both parties to be fully collateralized, as such, the Company would not be required to post additional collateral as a result of a downgrade in its financial strength rating. OTC-bilateral derivatives that are not subject to collateral agreements are excluded from this table.

	March 31, 2018	December 31, 2017
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,198	$1,138
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$1,568	$1,414
__________________

(1)	After taking into consideration the existence of netting agreements.
Embedded Derivatives
The Company issues certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; related party ceded reinsurance of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs; related party assumed reinsurance of guaranteed minimum benefits related to GMWBs and certain GMIBs; funds withheld on assumed and ceded reinsurance; assumed reinsurance on fixed deferred annuities, fixed annuities with equity-indexed returns; and certain debt and equity securities.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2018	December 31, 2017
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$200	$227
Options embedded in debt or equity securities (1)	Investments	—	(52)
Embedded derivatives within asset host contracts		$200	$175

Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$802	$1,122
Assumed reinsurance on fixed deferred annuities	Policyholder account balances	(1)	1
Assumed guaranteed minimum benefits	Policyholder account balances	370	437
Fixed annuities with equity indexed returns	Policyholder account balances	616	674
Embedded derivatives within liability host contracts		$1,787	$2,234
__________________

(1)
In connection with the adoption of new guidance related to the recognition and measurement of financial instruments (see Note 1), effective January 1, 2018, the Company is no longer required to bifurcate and account separately for derivatives embedded in equity securities. Beginning January 1, 2018, the entire change in the estimated fair value of equity securities is recognized as a component of net investment gains and losses.

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net derivative gains (losses) (1), (2)	$552	$323
Policyholder benefits and claims	$(1)	$(15)
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($15) million and ($44) million for the three months ended March 31, 2018 and 2017, respectively.

(2)	See Note 11 for discussion of related party net derivative gains (losses).

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	March 31, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$21,849	$839	$22,688
U.S. government and agency	6,166	7,430	—	13,596
RMBS	—	6,787	960	7,747
Foreign corporate	—	5,668	1,006	6,674
State and political subdivision	—	4,008	—	4,008
CMBS	—	3,579	133	3,712
ABS	—	1,767	102	1,869
Foreign government	—	1,266	—	1,266
Total fixed maturity securities	6,166	52,354	3,040	61,560
Equity securities	17	20	123	160
Short-term investments	118	97	—	215
Real estate joint ventures (1)	—	—	22	22
Other limited partnership interests (1)	—	—	26	26
Commercial mortgage loans held by CSEs — FVO	—	105	—	105
Derivative assets: (2)
Interest rate	—	860	—	860
Foreign currency exchange rate	—	109	—	109
Credit	—	21	10	31
Equity market	—	1,047	147	1,194
Total derivative assets	—	2,037	157	2,194
Embedded derivatives within asset host contracts (3)	—	—	200	200
Separate account assets	460	106,062	7	106,529
Total assets	$6,761	$160,675	$3,575	$171,011
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$963	$—	$963
Foreign currency exchange rate	—	187	1	188
Credit	—	1	—	1
Equity market	—	1,560	429	1,989
Total derivative liabilities	—	2,711	430	3,141
Embedded derivatives within liability host contracts (3)	—	—	1,787	1,787
Long-term debt of CSEs — FVO	—	8	—	8
Total liabilities	$—	$2,719	$2,217	$4,936

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Fair Value (continued)

	December 31, 2017
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$21,491	$889	$22,380
U.S. government and agency	8,002	7,911	—	15,913
RMBS	—	6,836	981	7,817
Foreign corporate	—	5,723	1,048	6,771
State and political subdivision	—	4,098	—	4,098
CMBS	—	3,155	136	3,291
ABS	—	1,691	105	1,796
Foreign government	—	1,262	5	1,267
Total fixed maturity securities	8,002	52,167	3,164	63,333
Equity securities (4)	18	19	124	161
Short-term investments	135	120	14	269
Commercial mortgage loans held by CSEs — FVO	—	115	—	115
Derivative assets: (2)
Interest rate	1	1,111	—	1,112
Foreign currency exchange rate	—	155	—	155
Credit	—	30	10	40
Equity market	15	773	149	937
Total derivative assets	16	2,069	159	2,244
Embedded derivatives within asset host contracts (3)	—	—	227	227
Separate account assets	410	109,741	5	110,156
Total assets	$8,581	$164,231	$3,693	$176,505
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$837	$—	$837
Foreign currency exchange rate	—	117	1	118
Credit	—	1	—	1
Equity market	—	1,736	437	2,173
Total derivative liabilities	—	2,691	438	3,129
Embedded derivatives within liability host contracts (3)	—	—	2,234	2,234
Long-term debt of CSEs — FVO	—	11	—	11
Total liabilities	$—	$2,702	$2,672	$5,374
__________________

(1)
In connection with the adoption of new guidance related to the recognition and measurement of financial instruments (see Note 1), effective January 1, 2018 on a modified retrospective basis, the Company carries real estate joint ventures and other limited partnership interests previously accounted under the cost method of accounting at estimated fair value.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Fair Value (continued)

(3)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances on the consolidated balance sheets. At March 31, 2018 and December 31, 2017, debt and equity securities also included embedded derivatives of $0 and ($52) million, respectively.

(4)	The Company reclassified Federal Home Loan Bank stock in the prior period from equity securities to other invested assets.
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
The fair value of financial assets and financial liabilities is based on quoted market prices, where available. The Company assesses whether prices received represent a reasonable estimate of fair value through controls designed to ensure valuations represent an exit price. MLIA performs several controls, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. Independent non-binding broker quotes, also referred to herein as “consensus pricing”, are used for non-significant portion of the portfolio. Prices received from independent brokers are assessed to determine if they represent a reasonable estimate of fair value by considering such pricing relative to the current market dynamics and current pricing for similar financial instruments. Fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 4% of the total estimated fair value of Level 3 fixed maturity securities at March 31, 2018.
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
The Company reviews outputs of MLIA’s controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the three months ended March 31, 2018.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Fair Value (continued)

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
Equity securities, short-term investments, real estate joint ventures, other limited partnership interests, commercial mortgage loans held by CSEs — FVO and long-term debt of CSEs — FVO
The fair value for actively traded equity and short-term investments are determined using quoted market prices and are classified as Level 1 assets. For financial instruments classified as Level 2 assets or liabilities, fair values are determined using a market approach and are valued based on a variety of observable inputs as described below.
Equity securities and short-term investments: Fair value is determined using third-party commercial pricing services, with the primary input being quoted prices in markets that are not active.
Real Estate Joint Ventures and Other Limited Partnership Interests: Fair values is generally based on the Company’s share of the net asset value (“NAV”) as provided on the financial statements of the investees.
Commercial mortgage loans held by CSEs — FVO and long-term debt of CSEs — FVO: Fair value is determined using third-party commercial pricing services, with the primary input being quoted securitization market price determined principally by independent pricing services using observable inputs or quoted prices or reported NAV provided by the fund managers.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Fair Value (continued)

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Fair Value (continued)

The Company ceded to a former affiliate the risk associated with certain of the GMIBs, GMABs and GMWBs described above that are also accounted for as embedded derivatives. In addition to ceding risks associated with guarantees that are accounted for as embedded derivatives, the Company also ceded, to a former affiliate, certain directly written GMIBs that are accounted for as insurance (i.e., not as embedded derivatives), but where the reinsurance agreement contains an embedded derivative. These embedded derivatives are included within premiums, reinsurance and other receivables on the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “—Equity securities, short-term investments, real estate joint ventures, other limited partnership interests, commercial mortgage loans held by CSEs — FVO and long-term debt of CSEs — FVO.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities on the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at March 31, 2018 and December 31, 2017, transfers between Levels 1 and 2 were not significant.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
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

					March 31, 2018				December 31, 2017				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	90	-	139	108	93	-	142	110	Increase
	•	Market pricing	•	Quoted prices (4)	51	-	396	104	—	-	443	76	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	50	-	107	95	3	-	107	94	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	100	-	103	101	100	-	104	101	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)					100	-	100	100	Increase (5)
Derivatives
Credit	•	Present value techniques	•	Credit spreads (7)	97	-	98		—	-	—		Decrease (6)
	•	Consensus pricing	•	Offered quotes (8)
Equity market	•	Present value techniques or option pricing models	•	Volatility (9)	20%	-	31%		11%	-	31%		Increase (6)
			•	Correlation (10)	10%	-	30%		10%	-	30%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (11)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (11)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (11)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (12)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (12)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (12)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (13)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(14)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (15)
			•	Nonperformance risk spread	0.90%	-	1.66%		0.64%	-	1.43%		Decrease (16)
___________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Fair Value (continued)

(8)	At March 31, 2018 and December 31, 2017, independent non-binding broker quotations were used in the determination of less than 1% and 1% of the total net derivative estimated fair value, respectively.

(9)
Ranges represent the underlying equity volatility quoted in percentage points. Since this valuation methodology uses a range of inputs across multiple volatility surfaces to value the derivative, presenting a range is more representative of the unobservable input used in the valuation.

(10)
Ranges represent the different correlation factors utilized as components within the valuation methodology. Presenting a range of correlation factors is more representative of the unobservable input used in the valuation. Increases (decreases) in correlation in isolation will increase (decrease) the significance of the change in valuations.

(11)
Mortality rates vary by age and by demographic characteristics such as gender. Mortality rate assumptions are based on company experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(12)
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

(15)
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities
	(In millions)
Three Months Ended March 31, 2018
Balance, beginning of period	$1,937	$1,222	$—	$5	$124
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	3	6	—	—	(1)
Total realized/unrealized gains (losses) included in AOCI	(8)	(11)	—	—	—
Purchases (8)	66	94	—	—	—
Sales (8)	(102)	(65)	—	(5)	—
Issuances (8)	—	—	—	—	—
Settlements (8)	—	—	—	—	—
Transfers into Level 3 (9)	82	—	—	—	—
Transfers out of Level 3 (9)	(133)	(51)	—	—	—
Balance, end of period	$1,845	$1,195	$—	$—	$123
Three Months Ended March 31, 2017
Balance, beginning of period	$2,310	$1,695	$17	$—	$137
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	(3)	3	—	—	—
Total realized/unrealized gains (losses) included in AOCI	113	15	—	—	2
Purchases (8)	122	52	—	—	3
Sales (8)	(59)	(107)	—	—	—
Issuances (8)	—	—	—	—	—
Settlements (8)	—	—	—	—	—
Transfers into Level 3 (9)	—	11	—	—	—
Transfers out of Level 3 (9)	(139)	(43)	(10)	—	—
Balance, end of period	$2,344	$1,626	$7	$—	$142
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2018 (10)	$1	$6	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2017 (10)	$2	$3	$—	$—	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Joint Ventures (2)	Other Limited Partnership Interests (2)	Short-term Investments	Net Derivatives (3)	Net Embedded Derivatives (4)	Separate Account Assets (5)
	(In millions)
Three Months Ended March 31, 2018
Balance, beginning of period	$22	$28	$14	$(279)	$(2,007)	$5
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	1	(1)	—	5	551	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—	—
Purchases (8)	—	—	—	1	—	3
Sales (8)	(1)	(1)	—	—	—	(1)
Issuances (8)	—	—	—	—	—	—
Settlements (8)	—	—	—	—	(131)	—
Transfers into Level 3 (9)	—	—	—	—	—	—
Transfers out of Level 3 (9)	—	—	(14)	—	—	—
Balance, end of period	$22	$26	$—	$(273)	$(1,587)	$7
Three Months Ended March 31, 2017
Balance, beginning of period	$—	$—	$2	$(954)	$(2,761)	$10
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	—	—	—	(10)	317	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—	—
Purchases (8)	—	—	1	—	—	—
Sales (8)	—	—	(1)	—	—	—
Issuances (8)	—	—	—	—	—	—
Settlements (8)	—	—	—	74	67	—
Transfers into Level 3 (9)	—	—	—	—	—	5
Transfers out of Level 3 (9)	—	—	(1)	—	—	—
Balance, end of period	$—	$—	$1	$(890)	$(2,377)	$15
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2018 (10)	$1	$(1)	$—	$5	$569	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2017 (10)	$—	$—	$—	$(12)	$286	$—
________________

(1)	Comprised of U.S. and foreign corporate securities.

(2)
In connection with the adoption of new guidance related to the recognition and measurement of financial instruments (see Note 1), effective January 1, 2018 on a modified retrospective basis, the Company carries real estate joint ventures and other limited partnership interests previously accounted under the cost method of accounting at estimated fair value.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Fair Value (continued)

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

	March 31, 2018	December 31, 2017
	(In millions)
Assets (1)
Unpaid principal balance	$63	$70
Difference between estimated fair value and unpaid principal balance	42	45
Carrying value at estimated fair value	$105	$115
Liabilities (1)
Contractual principal balance	$8	$10
Difference between estimated fair value and contractual principal balance	—	1
Carrying value at estimated fair value	$8	$11
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$11,101	$—	$—	$11,246	$11,246
Policy loans	$1,107	$—	$748	$426	$1,174
Other invested assets	$83	$—	$70	$13	$83
Premiums, reinsurance and other receivables	$1,463	$—	$47	$1,674	$1,721
Liabilities
Policyholder account balances	$15,619	$—	$—	$15,069	$15,069
Long-term debt	$35	$—	$41	$—	$41
Other liabilities	$467	$—	$109	$352	$461
Separate account liabilities	$1,180	$—	$1,180	$—	$1,180

	December 31, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$10,525	$—	$—	$10,768	$10,768
Policy loans	$1,106	$—	$746	$439	$1,185
Real estate joint ventures (1)	$5	$—	$—	$22	$22
Other limited partnership interests (1)	$36	$—	$—	$28	$28
Other invested assets (2)	$71	$—	$71	$—	$71
Premiums, reinsurance and other receivables	$1,556	$—	$126	$1,783	$1,909
Liabilities
Policyholder account balances	$15,626	$—	$—	$15,760	$15,760
Long-term debt	$35	$—	$42	$—	$42
Other liabilities	$459	$—	$93	$368	$461
Separate account liabilities	$1,206	$—	$1,206	$—	$1,206
__________________

(1)
In connection with the adoption of new guidance related to the recognition and measurement of financial instruments (see Note 1), effective January 1, 2018 on a modified retrospective basis, the Company carries real estate joint ventures and other limited partnership interests previously accounted under the cost method of accounting at estimated fair value.

(2)	The Company reclassified Federal Home Loan Bank stock in the prior period from equity securities to other invested assets.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, December 31, 2017	$1,709	$151	$(23)	$1,837
Cumulative effect change in accounting principle, net of income tax (see Note 1)	(15)	—	—	(15)
Balance, January 1, 2018	1,694	151	(23)	1,822
OCI before reclassifications	(1,024)	(73)	2	(1,095)
Deferred income tax benefit (expense)	218	15	—	233
AOCI before reclassifications, net of income tax	888	93	(21)	960
Amounts reclassified from AOCI	58	(8)	—	50
Deferred income tax benefit (expense)	(12)	1	—	(11)
Amounts reclassified from AOCI, net of income tax	46	(7)	—	39
Balance, March 31, 2018	$934	$86	$(21)	$999

	Three Months Ended March 31, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, December 31, 2016	$1,019	$258	$(29)	$1,248
OCI before reclassifications	209	(19)	(7)	183
Deferred income tax benefit (expense)	(90)	7	3	(80)
AOCI before reclassifications, net of income tax	1,138	246	(33)	1,351
Amounts reclassified from AOCI	90	(10)	—	80
Deferred income tax benefit (expense)	(38)	3	—	(35)
Amounts reclassified from AOCI, net of income tax	52	(7)	—	45
Balance, March 31, 2017	$1,190	$239	$(33)	$1,396
__________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations (1)
	Three Months Ended March 31,
	2018	2017
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(58)	$(48)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	1	Net investment income
Net unrealized investment gains (losses)	—	(43)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(58)	(90)
Income tax (expense) benefit	12	38
Net unrealized investment gains (losses), net of income tax	(46)	(52)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	6	—	Net derivative gains (losses)
Interest rate swaps	—	1	Net investment income
Interest rate forwards	1	—	Net derivative gains (losses)
Interest rate forwards	1	1	Net investment income
Foreign currency swaps	—	8	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	8	10
Income tax (expense) benefit	(1)	(3)
Gains (losses) on cash flow hedges, net of income tax	7	7
Total reclassifications, net of income tax	$(39)	$(45)
__________________

(1)	See Note 1 for information related to the cumulative effect of change in accounting principle.
9. Other Revenues and Other Expenses
Other Revenues
The Company has entered into contracts with mutual funds, fund managers, and their affiliates (collectively, the “Funds”) whereby the Company is paid monthly or quarterly fees (“12b-1 fees”) for providing certain services to customers and distributors of the Funds. The 12b-1 fees are generally equal to a fixed percentage of the average daily balance of the customer’s investment in a fund are based on a specified in the contract between the Company and the Funds. Payments are generally collected when due and are neither refundable nor able to offset future fees.
To earn these fees, the Company performs services such as responding to phone inquiries, maintaining records, providing information to distributors and shareholders about fund performance and providing training to account managers and sales agents. The passage of time reflects the satisfaction of the Company’s performance obligations to the Funds, and is used to recognize revenue associated with 12b-1 fees.
Other revenues consisted primarily of 12b-1 fees of $66 million and $62 million for the three months ended March 31, 2018 and 2017, respectively, of which substantially all were reported in the annuities segment.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Other Revenues and Other Expenses (continued)

Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Compensation	$72	$55
Commissions	192	194
Volume-related costs	30	56
Related party expenses on ceded and assumed reinsurance	(5)	8
Capitalization of DAC	(75)	(67)
Interest expense on debt	1	32
Premium taxes, licenses and fees	16	13
Professional services	33	35
Rent and related expenses	3	3
Other	130	107
Total other expenses	$397	$436
Related Party Expenses
Commissions and capitalization of DAC include the impact of related party reinsurance transactions. See Note 11 for a discussion of related party expenses included in the table above.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2018.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)

Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of March 31, 2018, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material.
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
Unclaimed Property Litigation
Total Asset Recovery Services, LLC on its own behalf and on behalf of the State of New York v. Brighthouse Financial, Inc., et al. (Supreme Court, New York County, NY, second amended complaint filed November 17, 2017). Total Asset Recovery Services, LLC (the “Relator”) has brought a qui tam action against Brighthouse Financial, Inc. and its subsidiaries and affiliates under the New York False Claims Act seeking to recover damages on behalf of the State of New York. The action originally was filed under seal on or about December 3, 2010. The State of New York declined to intervene in the action, and the Relator is now prosecuting the action. The Relator alleges that from on or about April 1, 1986 and continuing annually through on or about September 10, 2017, the defendants violated New York State Finance Law Section 189 (1) (g) by failing to timely report and deliver unclaimed insurance property to the State of New York. The Relator is seeking, among other things, treble damages, penalties, expenses and attorneys’ fees and prejudgment interest. No specific dollar amount of damages is specified by the Relator who also is suing numerous insurance companies and John Doe defendants. Brighthouse Financial, Inc. has filed a motion to dismiss. The Brighthouse defendants intend to defend this action vigorously.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)

Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $435 million and $388 million at March 31, 2018 and December 31, 2017, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.5 billion and $1.4 billion at March 31, 2018 and December 31, 2017, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from $6 million to $199 million, with a cumulative maximum of $205 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $2 million at both March 31, 2018 and December 31, 2017, for indemnities, guarantees and commitments.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

11. Related Party Transactions
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
Non-Broker-Dealer Transactions
The following table summarizes income and expense from transactions with related parties (excluding broker-dealer transactions) for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Income	$49	$(206)
Expense	$181	$200
The following table summarizes assets and liabilities from transactions with related parties (excluding broker-dealer transactions) at:

	March 31, 2018	December 31, 2017
	(In millions)
Assets	$2,952	$2,839
Liabilities	$2,583	$2,675
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
The Company has reinsurance agreements with its affiliate New England Life Insurance Company (“NELICO”) and certain MetLife, Inc. subsidiaries, including MLIC, General American Life Insurance Company and MetLife Reinsurance Company of Vermont, all of which were related parties at March 31, 2018.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)

Information regarding the significant effects of reinsurance with NELICO and former MetLife affiliates included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Premiums
Reinsurance assumed	$4	$5
Reinsurance ceded	(96)	(177)
Net premiums	$(92)	$(172)
Universal life and investment-type product policy fees
Reinsurance assumed	$26	$26
Reinsurance ceded	(1)	(13)
Net universal life and investment-type product policy fees	$25	$13
Other revenues
Reinsurance assumed	$1	$—
Reinsurance ceded	12	—
Net other revenues	$13	$—
Policyholder benefits and claims
Reinsurance assumed	$20	$18
Reinsurance ceded	(84)	(134)
Net policyholder benefits and claims	$(64)	$(116)
Information regarding the significant effects of reinsurance with NELICO and former MetLife affiliates included on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2018		December 31, 2017
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$43	$3,286	$34	$3,254
Liabilities
Policyholder account balances	370	—	436	—
Other policy-related balances	1,682	—	1,683	—
Other liabilities	(7)	374	(8)	401
The Company assumes risks from NELICO related to guaranteed minimum benefits written directly by the cedent. The assumed reinsurance agreements contain embedded derivatives and changes in the estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $370 million and $436 million at March 31, 2018 and December 31, 2017, respectively. Net derivative gains (losses) associated with the embedded derivatives were $67 million and $35 million for the three months ended March 31, 2018 and 2017, respectively. In January 2017, the Company executed a novation and assignment agreement whereby it replaced MLIC as the reinsurer of certain variable annuities, including guaranteed minimum benefits, issued by NELICO. At the time of the novation and assignment, the transaction resulted in an increase in cash and cash equivalents of $184 million, an increase in future policy benefits of $34 million, an increase in policyholder account balances of $219 million and a decrease in other liabilities of $68 million. The Company recognized no gain or loss as a result of this transaction.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)

The Company cedes risks to MLIC related to guaranteed minimum benefits written directly by the Company. This ceded reinsurance agreement contains embedded derivatives and changes in the estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cession is included within premiums, reinsurance and other receivables and were $2 million both at March 31, 2018 and December 31, 2017. Net derivative gains (losses) associated with the embedded derivatives were less than $1 million and ($125) million for the three months ended March 31, 2018 and 2017, respectively.
In January 2017, MLIC recaptured risks related to guaranteed minimum benefits written directly by the Company. This recapture resulted in a decrease in investments and cash and cash equivalents of $568 million, a decrease in future policy benefits of $106 million, and a decrease in policyholder account balances of $460 million. The Company recognized a loss of $2 million, net of income tax, as a result of this transaction.
In January 2017, the Company recaptured risks related to certain variable annuities, including guaranteed minimum benefits, issued by Brighthouse NY ceded to MLIC. This recapture resulted in a decrease in cash and cash equivalents of $150 million, an increase in future policy benefits of $45 million, an increase in policyholder account balances of $168 million and a decrease in other liabilities of $359 million. The Company recognized no gain or loss as a result of this transaction.
Financing Arrangements
Prior to the Separation, the Company had collateral financing arrangements with MetLife that were used to support reinsurance obligations arising under previously affiliated reinsurance agreements. The Company recognized interest expense for such arrangements of $31 million for the three months ended March 31, 2017.
Investment Transactions
In the ordinary course of business, the Company had previously transferred invested assets, primarily consisting of fixed maturity securities, to and from former affiliates. See Note 5 for further discussion of the related party investment transactions.
Shared Services and Overhead Allocations
Brighthouse affiliates and MetLife provide the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. The Company is charged for the MetLife services through a transition services agreement and allocated to the legal entities and products within the Company. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Expenses incurred with the Brighthouse affiliates and MetLife related to these arrangements, recorded in other expenses, were $247 million and $192 million for the three months ended March 31, 2018 and 2017, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)

The following table summarizes income and expense from transactions with related party broker-dealers for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Fee income	$56	$54
Commission expense	$164	$126
The following table summarizes assets from transactions with related party broker-dealers at:

	March 31, 2018	December 31, 2017
	(In millions)
Fee income receivables	$19	$19
12. Subsequent Event
Repurchase Agreement
In April 2018, Brighthouse Life Insurance Company entered into a committed repurchase facility (the “Repurchase Facility”) with a financial institution, pursuant to which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $2.0 billion in respect of certain eligible securities. The Repurchase Facility has a term of three years, beginning on July 31, 2018 and ending on July 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC, which is a wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the unaudited interim condensed consolidated financial statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 22, 2018 (the “2017 Annual Report”); and (iii) our current reports on Form 8-K filed in 2018.
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
Overview
We offer a range of individual annuities and individual life insurance products. We are licensed and regulated in each U.S. jurisdiction where we conduct insurance business. Brighthouse Life Insurance Company is licensed to issue insurance products in all U.S. states (except New York), the District of Columbia, the Bahamas, Guam, Puerto Rico, the British Virgin Islands and the U.S. Virgin Islands. Our insurance subsidiary, Brighthouse Life Insurance Company of NY (“BHNY”), is only licensed to issue insurance products in New York.
The Company’s business is organized into three segments: Annuities, Life and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” included in the 2017 Annual Report and Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on our segments and Corporate & Other.
See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the adoption of new accounting pronouncements in the first quarter of 2018.
See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding a repurchase agreement entered into in April 2018.
Regulatory Developments
We and our life insurance subsidiaries, Brighthouse Reinsurance Company of Delaware and BHNY, are regulated primarily at the state level, with some products and services also subject to federal regulation. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. In addition, in marketing certain of Brighthouse’s products and services to tax-qualified pension plans, retirement plans and individual retirement annuities (collectively, “IRAs”), rules issued by the Department of Labor (“DOL”) described below under “— Department of Labor and ERISA Considerations” raise the standard for recommendations to such plans and IRAs to purchase variable and index-linked annuities to a fiduciary standard. See “Business — Regulation” as well as “Risk Factors — Regulatory and Legal Risks” included in the 2017 Annual Report, as amended or supplemented herein and in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”

Surplus and Capital; Risk-Based Capital
The National Association of Insurance Commissioners (the “NAIC”) has established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for insurance companies. Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Each of our insurance subsidiaries are subject to RBC requirements and other minimum statutory capital and surplus requirements imposed under the laws of its respective jurisdiction of domicile. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk, including equity, interest rate and expense recovery risks associated with variable annuities that contain guaranteed minimum death and living benefits. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of each of our insurance subsidiaries was in excess of each of those RBC levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Risk Factors — Regulatory and Legal Risks — A decrease in the RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition” in our 2017 Annual Report.
In addition, following the reduction in the federal corporate income tax rate pursuant to federal tax reform, the NAIC is currently reviewing the methodology or factors used to calculate RBC, which is the denominator of the RBC ratio. If such potential revisions to the NAIC’s RBC calculation would result in a reduction in the RBC ratio for one or more of our insurance subsidiaries below certain prescribed levels, we may be required to hold additional capital in such subsidiary or subsidiaries.
Department of Labor and ERISA Considerations
We manufacture annuities for third parties to sell to tax-qualified pension plans, retirement plans and IRAs, as well as individual retirement annuities sold to individuals that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). Also, a portion of our in-force life insurance products are held by tax-qualified pension and retirement plans. While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries of a Plan subject to Title I of ERISA (an “ERISA Plan”) must perform their duties solely in the interests of the ERISA Plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the DOL, the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.
In addition, the prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA qualified plans, plan participants and IRAs if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen.
The DOL issued new regulations on April 6, 2016 that became applicable on June 9, 2017 (the “Fiduciary Rule”). As initially adopted, these rules substantially expanded the definition of “investment advice,” thereby broadening the circumstances under which distributors and manufacturers can be considered fiduciaries under ERISA or the Code, and subject to an impartial or “best interests” standard in providing such advice. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests.

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
MetLife sold MetLife Premier Client Group, its former Retail segment’s proprietary distribution channel, in July 2016 to Massachusetts Mutual Life Insurance Company (“MassMutual”) to complete a transition to an independent third-party distribution model. We will not be engaging in direct distribution of retail products, including IRA products and retail annuities sold into ERISA Plans and IRAs, and therefore we anticipate that we will have limited exposure to the new DOL regulations, as the application of the vast majority of the provisions of the new DOL regulations are targeted at such retail products. Specifically, the most onerous of the requirements under the DOL Fiduciary Rule, as currently adopted, relate to BIC. The DOL guidance makes clear that distributors, not manufacturers, are primarily responsible for BIC compliance. However, we will be asked by our distributors, to assist them with preparing the voluminous disclosures required under BIC. Furthermore, if we want to retain the “grandfathered” status described above of current contracts, we will be limited in the interactions we can have directly with customers and the information that can be provided. We also anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” included in the 2017 Annual Report.
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
We have worked diligently to comply with the final rule and, subject to its continued applicability, we anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis.
The change of administration, the DOL’s June 29, 2017 request for information related to the Fiduciary Rule and related exemptions, the November 29, 2017 extension of the applicability of many of the conditions of the proposed and revised exemptions, and the March 15, 2018 Court of Appeals decision leave uncertainty over whether the regulations will be substantially modified, repealed or vacated. This uncertainty could create confusion among our distribution partners, which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any such legislation or regulations may have on our business, results of operations and financial condition. See “— Proposed SEC Rules Addressing Standards of Conduct for Broker-Dealers” below for a discussion of standard of conduct rules proposed by the SEC and “Risk Factors — Regulatory and Legal Risks — NAIC — Existing and proposed insurance regulation” in our 2017 Annual Report for a discussion of efforts by the NAIC and state regulators, including the New York State Department of Financial Services, to include a “best interest” standard as part of their suitability requirements.

Proposed SEC Rules Addressing Standards of Conduct for Broker-Dealers
On April 18, 2018, the SEC released a set of proposed rules that would, among other things, enhance the existing standard of conduct for broker-dealers to require them to act in the best interest of their clients; clarify the nature of the fiduciary obligations owed by registered investment advisers to their clients; impose new disclosure requirements aimed at ensuring investors understand the nature of their relationship with their investment professionals; and restrict certain broker-dealers and their financial professionals from using the terms “adviser” or “advisor.” Public comments will be accepted for 90 days following publication of the proposal in the Federal Register. Although the full impact of the proposed rules can only be measured when the implementing regulations are adopted, the intent of this provision is to authorize the SEC to impose on broker-dealers fiduciary duties to their customers similar to what applies to investment advisers under existing law. We are currently assessing these proposed rules to determine the impact they may have on our business.
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
Non-GAAP and Other Financial Disclosures
Our definitions of the non-GAAP and other financial measures may differ from those used by other companies.
Non-GAAP Financial Disclosures
Adjusted Earnings
In this report, we present adjusted earnings as a measure of our performance that is not calculated in accordance with GAAP. We believe that this non-GAAP financial measure highlights our results of operations and the underlying profitability drivers of our business, as well as enhances the understanding of our performance by the investor community. However, adjusted earnings should not be viewed as a substitute for net income (loss), which is the most directly comparable financial measure calculated in accordance with GAAP. See “— Results of Operations” for a reconciliation of adjusted earnings to net income (loss). A reconciliation of adjusted earnings to net income (loss) is not accessible on a forward-looking basis because we believe it is not possible without unreasonable efforts to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income (loss).

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

•
Net derivative gains (losses) except earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”); and

•
Amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”).

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
Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Accordingly, we report adjusted earnings by segment in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

•
Allocated equity is the portion of common stockholder’s equity that management allocated to each of its segments prior to 2018. See “— Segment Capital” and Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.

Segment Capital
Beginning in the first quarter of 2018, we changed the methodology for how capital is allocated to segments and, in some cases, products. Segment investment and capitalization targets are now based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital. For our variable annuity business, the excess capital held is based on the target statutory total asset requirement consistent with our variable annuity risk management strategy discussed in the 2017 Annual Report. For insurance businesses other than variable annuities, excess capital held is based on a percentage of required statutory RBC. Assets in excess of those allocated to the segments, if any, are held in Corporate & Other. Segment net investment income reflects the performance of each segment’s respective invested assets.
We refer to this change in methodology as the “Portfolio Realignment.” While this change had no effect on our consolidated net income or adjusted earnings, it did, and we expect will continue to, impact segment results. Prior period segment results were not re-cast for this change in methodology as the inventory of assets has changed over time. Therefore, it is not reasonably possible to replicate the asset transfers as of prior periods and estimating such would not provide a meaningful comparison. In the future, management will evaluate, on a periodic basis, the excess capital held by each segment and may rebalance or move capital between segments based on market changes or changes in our statutory metrics.
Previously, invested assets held in the segments were based on net GAAP liabilities. Excess capital was retained in Corporate & Other and allocated to segments based on an internally developed statistics based capital model intended to capture the material risks to which we were exposed (referred to as “allocated equity”). Surplus assets in excess of the combined allocations to the segments were held in Corporate & Other with net investment income being credited back to the segments at a predetermined rate. Any excess or shortfall in net investment income from surplus assets was recognized in Corporate & Other.
Management is responsible for the periodic review and enhancement of the capital allocation model to ensure it remains consistent with the Company’s overall objectives and emerging industry practices.
Results of Operations
Consolidated Results for the Three Months Ended March 31, 2018 and 2017
Business Overview. We continue to evaluate our product offerings with the goal to provide new products that are simpler, more transparent and provide value to our advisors, clients and shareholders. New business efforts in both 2017 and 2018 centered on the sale of our suite of structured annuities consisting of products marketed under various names (collectively, “Shield Annuities”), which increased 59% compared to the first quarter of 2017. In addition, as part of our distribution agreement with MassMutual, we launched a new fixed index annuity product in the second half of 2017.
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended March 31
	2018	2017
	(In millions)
Revenues
Premiums	$220	$170
Universal life and investment-type product policy fees	824	786
Net investment income	792	759
Other revenues	79	62
Net investment gains (losses)	(4)	(55)
Net derivative gains (losses)	(287)	(813)
Total revenues	1,624	909
Expenses
Policyholder benefits and claims	710	858
Interest credited to policyholder account balances	260	267
Capitalization of DAC	(75)	(67)
Amortization of DAC and VOBA	281	(42)
Interest expense on debt	1	33
Other expenses	471	470
Total expenses	1,648	1,519
Income (loss) before provision for income tax	(24)	(610)
Provision for income tax expense (benefit)	(22)	(245)
Net income (loss)	$(2)	$(365)
The table below shows the components of net income (loss), in addition to adjusted earnings for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31
	2018	2017
	(In millions)
GMLB Riders	$58	$(555)
Other derivative instruments	(476)	(263)
Net investment gains (losses)	(4)	(55)
Other adjustments	32	(16)
Adjusted earnings before provision for income tax	366	279
Income (loss) before provision for income tax	(24)	(610)
Provision for income tax expense (benefit)	(22)	(245)
Net income (loss)	$(2)	$(365)
Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017
Overview. Income (loss) before provision for income tax increased $586 million ($363 million, net of income tax). The increase in income (loss) before provision for income tax was driven primarily by net favorable changes in GMLB Riders and adjusted earnings, partially offset by unfavorable changes in other derivative instruments.
GMLB Riders. Results from GMLB Riders reflect (i) changes in the carrying value of guaranteed minimum living benefits (“GMLBs”) liabilities, including GMIBs, guaranteed minimum withdrawal benefits and guaranteed minimum accumulation benefits; (ii) changes in the fair value of the hedges and reinsurance of GMLB liabilities; (iii) the fees earned from GMLB liabilities; and (iv) the related DAC and VOBA amortization offsets to each of the preceding components (collectively, “GMLB Riders”).
GMLB Riders had a favorable impact on comparative results of $613 million as favorable results from the related hedges were partially offset by decreases from DAC offsets. For a detailed discussion of GMLB Riders, see “— GMLB Riders for the Three Months Ended March 31, 2018 and 2017.”

Other Derivative Instruments. We have other derivative instruments, in addition to the hedges and embedded derivatives included in GMLB Riders, for which changes in fair value are recognized in net derivative gains (losses). Changes in the fair value of other derivative instruments had an unfavorable impact on comparative results of $213 million.
Freestanding Derivatives. Changes in the fair value of freestanding derivatives had an unfavorable impact on comparative results of $336 million, primarily due to unfavorable changes from the impact of changes in interest rates on the fair value of our interest rate swaps.
Embedded Derivatives. Changes in the fair value of embedded derivatives had a favorable impact on comparative results of $122 million, primarily due to an unfavorable impact in the prior period on our Shield Annuities liabilities from an increase in underlying equity index levels. In connection with the transition to our new variable annuity hedging program, changes in the fair value of the Shield Annuities liabilities are included in the hedging program component of GMLB Riders beginning in the third quarter of 2017 on a prospective basis.
Net Investment Gains (Losses). Net investment gains (losses) had a favorable impact on comparative results of $51 million primarily due to higher current period net gains on real estate joint ventures and prior period net losses on disposals of other limited partnerships.
Other Adjustments. Other adjustments to determine adjusted earnings had a favorable impact on comparative results of $48 million, primarily due to the lower policyholder benefits and claims resulting from the adjustment for market performance related to participating products in our run-off business and lower DAC amortization driven by the impact of higher profits due to net investment gains (losses).
Adjusted Earnings. Adjusted earnings before provision for income tax increased $87 million ($91 million, net of income tax) for the three months ended March 31, 2018, compared to the prior period. Adjusted earnings are discussed in greater detail below.
Income Tax Expense (Benefit). Income tax benefit for the three months ended March 31, 2018 was $22 million, or 92% of income (loss) before provision for income tax, compared to an income tax benefit of $245 million, or 40% of income (loss) before provision for income tax, for the three months ended March 31, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions and utilization of tax credits. In addition, the effective tax rates may vary more significantly from the statutory rates, when expressed as a percentage, due to relative changes in income (loss) before provision for income tax.
Reconciliation of net income (loss) to adjusted earnings

	Three Months Ended March 31
	2018	2017
	(In millions)
Net income (loss)	$(2)	$(365)
Add: Provision for income tax expense (benefit)	(22)	(245)
Income (loss) before provision for income tax	(24)	(610)
Less: GMLB Riders	58	(555)
Less: Other derivative instruments	(476)	(263)
Less: Net investment gains (losses)	(4)	(55)
Less: Other adjustments (1)	32	(16)
Adjusted earnings before provision for income tax	366	279
Less: Provision for income tax expense (benefit)	60	64
Adjusted earnings	$306	$215
__________________

(1)	See “— Non-GAAP and Other Financial Disclosures” for a listing of other adjustments to net income (loss).

Consolidated Results for the Three Months Ended March 31, 2018 and 2017 — Adjusted Earnings

	Three Months Ended March 31
	2018	2017
	(In millions)
Fee income	$834	$787
Net investment spread	331	370
Insurance-related activities	(242)	(248)
Amortization of DAC and VOBA	(160)	(195)
Other expenses, net of DAC capitalization	(397)	(435)
Adjusted earnings before provision for income tax	366	279
Provision for income tax expense (benefit)	60	64
Adjusted earnings	$306	$215
Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017
Overview. Adjusted earnings increased $91 million, primarily driven by higher fee income, lower expenses, lower amortization of DAC and lower income taxes. These increases were partially offset by lower net investment spread.
Fee Income. Fee income increased $47 million, primarily due to the reimbursement of fees for previously recaptured universal life business and higher retained cost of insurance fees related to a yearly renewable term reinsurance agreement for certain life contracts which was recaptured in the second quarter of 2017.
Net Investment Spread. Net investment spread decreased $39 million, primarily due to lower income on derivatives due to the termination of interest rate swaps. This decrease was partially offset by the impact from repositioning a portion of our portfolio into higher yielding assets, higher returns on other limited partnership interests and positive net flows in the general account.
Insurance-Related Activities. Net costs from insurance-related activities decreased $6 million primarily due to favorable underwriting experience in our life business. This decrease was partially offset by unfavorable mortality in our run-off business and higher guaranteed minimum death benefits costs in our annuities business, driven by an increase in liability balances resulting from growth in the in-force and higher claims.
Amortization of DAC and VOBA. Lower DAC and VOBA amortization had a favorable impact on comparative results of $35 million, primarily due to the impact of a ceded DAC adjustment in the prior year related to participating whole life business reinsured to a former affiliate combined with lower ongoing amortization related to universal life business following prior year assumption updates to mortality and maintenance expenses. These favorable impacts were partially offset by unfavorable impacts in our annuities business from lower profits resulting from lower than expected separate account returns in the current period as well as changes in in-force and actuarial model refinements.
Other Expenses, Net of DAC Capitalization. Expenses decreased $38 million, primarily due to lower costs related to reinsurance financing arrangements which were terminated in the second quarter of 2017, partially offset by the allocation of corporate branding costs which began in the third quarter of 2017 and higher costs as a stand-alone company.
Income Tax Expense (Benefit). Income tax expense for the three months ended March 31, 2018 was $60 million, or 16% of adjusted earnings before provision for income tax, compared to $64 million, or 23% of adjusted earnings before provision for income tax, for the three months ended March 31, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions and utilization of tax credits.

GMLB Riders for the Three Months Ended March 31, 2018 and 2017
The following table presents the overall impact to income (loss) before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees, and (iv) associated DAC offsets:

	Three Months Ended March 31
	2018	2017
	(In millions)
Directly Written Liabilities (1)	$320	$357
Assumed Reinsurance Liabilities	65	34
Total Liabilities	385	391
Hedging Program	(371)	(1,250)
Ceded Reinsurance	(28)	(143)
Total Hedging Program and Reinsurance	(399)	(1,393)
Directly Written Fees	196	199
Assumed Reinsurance Fees	2	2
Total Fees (2)	198	201
GMLB Riders before DAC Offsets	184	(801)
DAC Offsets	(126)	246
Total GMLB Riders	$58	$(555)
______________
(1) Includes changes in fair value of the Shield Annuities embedded derivatives of $58 million for the three months ended March 31, 2018. Changes in the fair value of the Shield Annuities embedded derivatives were not included in GMLB results for the three months ended March 31, 2017.
(2) Excludes living benefit fees of $17 million and $18 million, included as a component of adjusted earnings, for the three months ended March 31, 2018 and 2017, respectively.
Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017
Comparative results from GMLB Riders were favorable by $613 million. Of this amount, a favorable change of $806 million was recorded in net derivative gains (losses).
GMLB Riders Liabilities. The change in the carrying value of GMLB Riders liabilities resulted in an unfavorable impact on comparative results of $6 million, primarily due to unfavorable impacts from changes in equity markets in the current period compared to the prior period. This decrease was partially offset by favorable impacts from (i) changes in interest rates, (ii) the change in fair value of the Shield Annuities embedded derivatives and (iii) the change in the nonperformance risk adjustment as a result of changing to use of our own creditworthiness post-Separation.
GMLB Riders Hedging Program and Reinsurance. The change in the fair value of GMLB Riders hedging program and reinsurance had a favorable impact on comparative results of approximately $1.0 billion, primarily due:

•	a net favorable change of $699 million from the inverse impacts of the same interest rate and equity market factors that unfavorably impacted GMLB Riders liabilities; and

•
a favorable change of $128 million from the impact of a charge recognized in the prior period in connection with the recapture from MLIC of certain ceded and assumed variable annuity insurance agreements.

GMLB Riders Fees. Fees from GMLB Riders were largely unchanged.
DAC Offsets. DAC offsets, which are inversely related to the changes in certain components of GMLB Riders discussed above, resulted in an unfavorable impact on comparative results of $372 million.

Note Regarding Forward-Looking Statements
This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other written or oral statements that we make from time to time may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements using words such as “anticipate,” “estimate,” “expect,” “project,” “may,” “will,” “could,” “intend,” “goal,” “target,” “forecast,” “objective,” “continue,” “aim,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include, without limitation, statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operating and financial results, as well as statements regarding the expected benefits of the Separation and the recapitalization actions.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of the Company. These statements are based on current expectations and the current economic environment and involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others:

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

•
any failure of third parties to provide services we need, any failure of the practices and procedures of these third parties and any inability to obtain information or assistance we need from third parties, including MetLife;

•	whether the operational, strategic and other benefits of the Separation can be achieved, and our ability to implement our business strategy;

•	whether all or any portion of the Separation tax consequences are not as expected, leading to material additional taxes or material adverse consequences to tax attributes that impact us;

•
the uncertainty of the outcome of any disputes with MetLife over tax-related or other matters and agreements including the potential of outcomes adverse to us that could cause us to owe MetLife material tax reimbursements or payments or disagreements regarding MetLife’s or our obligations under our other agreements;

•	the impact on our business structure, profitability, cost of capital and flexibility due to restrictions we have agreed to that preserve the tax-free treatment of certain parts of the Separation;

•
the potential material negative tax impact of the Tax Cuts and Jobs Act (the “Tax Act”) and other potential future tax legislation that could decrease the value of our tax attributes, lead to increased RBC requirements and cause other cash expenses, such as reserves, to increase materially and make some of our products less attractive to consumers;

•	whether the Distribution will qualify for non-recognition treatment for U.S. federal income tax purposes and potential indemnification to MetLife if the Distribution does not so qualify;

•	our ability to attract and retain key personnel; and

•	other factors described in our 2017 Annual Report, this report, and from time to time in documents that we file with the SEC.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2017 Annual Report, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” and included elsewhere herein, as well as in our subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law. Please consult any further disclosures the Company makes on related subjects in reports to the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our market risk exposure to interest rate, equity market price, credit and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We have exposure to market risk through our insurance and annuity operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We may have additional financial impacts other than changes in fair value, which are beyond the scope of this discussion. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in the 2017 Annual Report. There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in the 2017 Annual Report.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2018.
MetLife continues to provide certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes as a subsidiary of Brighthouse Financial, Inc. and identifies, documents and evaluates controls to ensure controls over our financial reporting are effective. We consider these to be a material change in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3 of the 2017 Annual Report and Note 14 to the Notes to the Consolidated Financial Statements included in the 2017 Annual Report; and (ii) Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
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
Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in the 2017 Annual Report. In addition, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included in this report is incorporated by reference herein. Other than as described herein, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2017 Annual Report.
Risks Related to Our Business
The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business
A key part of our operating strategy is to outsource certain services important to our business. In July 2016, Brighthouse entered into a multi-year outsourcing arrangement for the administration of certain in-force policies currently housed on up to 20 systems. Pursuant to this arrangement, at least 13 of such systems will be consolidated down to one. In December 2017, Brighthouse formalized an arrangement for the administration of life and annuities new business and approximately 1.3 million in-force life and annuities contracts. Brighthouse intends to focus on further outsourcing opportunities with third-party vendors, including after the Transition Services Agreement, Investment Management Agreement and other agreements with MetLife companies expire. See “— Risks Related to Our Separation from, and Continuing Relationship with, MetLife — Brighthouse’s contractual arrangements with MetLife may not be adequate to meet our operational and business needs. The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party. Brighthouse may be unable to replace those services in a timely manner or on comparable terms” for information regarding the potential effect that the Separation from MetLife will have on the pricing of such services. It may be difficult and disruptive for us to replace some of our third-party vendors in a timely manner if they were unwilling or unable to provide us with these services in the future (as a result of their financial or business conditions or otherwise), and our business and operations likely could be materially adversely affected.
In addition, if a third-party provider fails to provide the administrative, operational, financial or actuarial services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, suffers a cyberattack or other security breach or fails to provide material information on a timely basis, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations. See the risk factor referenced in the preceding paragraph and “Risk Factors — Operational Risks — The failure in cyber-or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s and MetLife’s disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively” in the 2017 Annual Report.

Similarly, if any third-party provider experiences any deficiency in internal controls, determines that its practices and procedures used in administering our policies require review or otherwise fails to administer our policies in accordance with acceptable standards, we could incur expenses and experience other adverse effects as a result. In these situations, we may be unable to resolve any issues on our own without assistance from the third-party provider, and we may have limited ability to influence the speed and effectiveness of that resolution. In December 2017, for example, MetLife announced that it was undertaking a review of practices and procedures used to estimate its reserves related to certain group annuitants that have been unresponsive or missing over time. As a result of this review, MetLife identified a material weakness in its internal control over financial reporting relating to certain group annuity reserves and announced that it was recording charges to reinstate reserves previously released. As a result of that review and based on information provided by MetLife, we identified approximately 14,000 group annuitants across Brighthouse entities who may be owed annuity payments now or in the future. We announced a related increase in reserves of $38 million after tax, during the fourth quarter of 2017 relating to legacy non-retail group annuity contracts that are pension risk transfers included in our Run-off segment.
These group annuity contracts and many of our other products are administered by MetLife under the Transition Services Agreement, and we depend on MetLife for the information and assistance in modifying administrative practices and procedures. We also depend on MetLife for information and assistance in reviewing administrative practices and procedures and reserves with respect to other products it administers for us. From time to time, MetLife has brought to our attention practices, procedures and reserves with respect to other products that require further review. While we do not believe, based on the information made available to us to date by MetLife, that any of the matters MetLife has brought to our attention will require material modifications to reserves or have a material effect on our financial condition or results of operations, we are reliant upon MetLife to provide further information and assistance with respect to those products. There can also be no assurance that such matters will not require material modifications to reserves or have a material effect on our financial condition or results of operations in the future, or that MetLife will provide further information and assistance.
If material issues were to arise with respect to any of our products administered by third parties, whether involving MetLife or another third-party provider, any resulting expenses or other economic or reputational harm could have a material adverse effect on our business and results of operations, particularly if they involved our core annuity and life insurance businesses. In addition, we could be subject to litigation or regulatory investigations and actions resulting from any such issues, which could have a material adverse effect on our financial condition and results of operations.
Changes in our deferred income tax assets or liabilities, including changes in our ability to realize our deferred income tax assets, or any changes resulting from preparing our first U.S. federal income tax returns could adversely affect our results of operations or financial condition
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. Changes in the corporate tax rates could also affect the value of our deferred tax assets and may require a write-off of some of those assets. In addition, we have not yet been required to file U.S. federal income tax returns since our Separation from MetLife, and we will depend on information from MetLife in order to do so. If the information we receive from MetLife in the course of preparing our U.S. federal income tax returns is materially different from information received in the past or if we do not receive full information, we could find it necessary to change the deferred income tax assets and liabilities recorded on our balance sheet or to record provisions for income taxes on our statement of operations, which could adversely affect our financial condition and results of operations. See Note 13 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report for the impact of the Tax Act on our financial statements. Also, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” in the 2017 Annual Report.

Operational Risks
Gaps in our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business
We have developed and continue to develop risk management policies and procedures to reflect the ongoing review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be comprehensive and may not identify every risk to which we are exposed. In addition, we rely on third-party providers to administer and service many of our products, and our risk management policies and procedures may not be successful in identifying every risk with respect to those products, especially to the extent we rely on those providers for detailed information regarding the holders of our products and other relevant information. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior to model or project potential future exposure. Models used by our business are based on assumptions and projections which may be inaccurate. Business decisions based on incorrect or misused model output and reports could have a material adverse impact on our results of operations. Model risk may be the result of a model being misspecified for its intended purpose, being misused or producing incorrect or inappropriate results. Models used by our business may not operate properly and could contain errors related to model inputs, data, assumptions, calculations, or output which could give rise to adjustments to models that may adversely impact our results of operations. As a result, these methods may not fully predict future exposures, which can be significantly greater than our historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will follow our risk management policies and procedures, nor can there be any assurance that our risk management policies and procedures, or the risk management policies and procedures of third parties that administer or service our products, will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, we may have to implement more extensive and perhaps different risk management policies and procedures under pending regulations. See “Risk Factors — Risks Related to Our Business — Our variable annuity exposure management strategy may not be effective, may result in net income volatility and may negatively affect our statutory capital” included in the 2017 Annual Report.
Risks Related to Our Separation from, and Continuing Relationship with, MetLife
Brighthouse’s contractual arrangements with MetLife may not be adequate to meet our operational and business needs. The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party. Brighthouse may be unable to replace those services in a timely manner or on comparable terms
Brighthouse has contractual arrangements, such as the Transition Services Agreement, the Investment Management Agreements, the Intellectual Property License Agreement, the Investment Finance Services Agreements entered into in connection with the Investment Management Agreements and other agreements that require MetLife affiliates to provide certain services to us, including certain IT services pursuant to software license agreements that MetLife affiliates have with certain third-party software vendors, and investment management and related accounting, reporting, actuarial and other administrative services by MetLife Investment Advisors, LLC with respect to Brighthouse’s general and separate account investment portfolios. There can be no assurance that the services to be provided by the MetLife affiliates will be sufficient to meet our operational and business needs, that the MetLife affiliates will be able to perform such functions in a manner satisfactory to us, that MetLife’s practices and procedures will enable it to adequately administer the policies it handles, that we will receive sufficient information from MetLife with respect to the policies it administers for us or that any remedies available under these arrangements will be sufficient to us in the event of a dispute or nonperformance. See “— Risks Related to Our Business — The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business.”
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
Item 4. Mine Safety Disclosures
Not applicable.

Item 6. Exhibits
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits herein, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Brighthouse Life Insurance Company, its subsidiaries or affiliates, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Brighthouse Life Insurance Company, its subsidiaries and affiliates may be found elsewhere herein and Brighthouse Life Insurance Company’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

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
Date: May 10, 2018