Form 10-Q
period 2018-06-30
BRIGHTHOUSE LIFE INSURANCE Co
filed 2018-08-08
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At August 8, 2018, 3,000 shares of the registrant’s common stock, $25,000 par value per share, were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at June 30, 2018 (Unaudited) and December 31, 2017 and for the Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)):	2
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	8
	Note 3 — Insurance	12
	Note 4 — Investments	13
	Note 5 — Derivatives	25
	Note 6 — Fair Value	37
	Note 7 — Long-term Debt	51
	Note 8 — Equity	51
	Note 9 — Other Revenues and Other Expenses	53
	Note 10 — Contingencies, Commitments and Guarantees	54
	Note 11 — Related Party Transactions	57
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	61
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	74
Item 4.	Controls and Procedures	74

Part II — Other Information
Item 1.	Legal Proceedings	75
Item 1A.	Risk Factors	75
Item 4.	Mine Safety Disclosures	76
Item 6.	Exhibits	76

Signatures		77

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2018 (Unaudited) and December 31, 2017
(In millions, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $58,523 and $58,599, respectively)	$60,753	$63,333
Equity securities, at estimated fair value (cost: $140 and $142, respectively)	153	161
Mortgage loans (net of valuation allowances of $51 and $46, respectively; includes $96 and $115, respectively, at estimated fair value, relating to variable interest entities)	12,237	10,640
Policy loans	1,043	1,106
Real estate joint ventures	449	433
Other limited partnership interests	1,704	1,667
Short-term investments, principally at estimated fair value	115	269
Other invested assets, principally at estimated fair value	2,317	2,519
Total investments	78,771	80,128
Cash and cash equivalents, principally at estimated fair value	1,717	1,363
Accrued investment income (includes $0 and $1, respectively, relating to variable interest entities)	583	575
Premiums, reinsurance and other receivables	13,024	12,918
Deferred policy acquisition costs and value of business acquired	5,343	5,623
Current income tax recoverable	807	735
Other assets	533	547
Separate account assets	103,801	110,156
Total assets	$204,579	$212,045
Liabilities and Equity
Liabilities
Future policy benefits	$35,183	$35,715
Policyholder account balances	37,629	37,069
Other policy-related balances	2,681	2,720
Payables for collateral under securities loaned and other transactions	4,255	4,158
Long-term debt (includes $5 and $11, respectively, at estimated fair value, relating to variable interest entities)	40	46
Deferred income tax liability	646	894
Other liabilities	4,589	4,419
Separate account liabilities	103,801	110,156
Total liabilities	188,824	195,177
Contingencies, Commitments and Guarantees (Note 11)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	19,073	19,073
Retained earnings (deficit)	(4,223)	(4,132)
Accumulated other comprehensive income (loss)	815	1,837
Total Brighthouse Life Insurance Company’s stockholder’s equity	15,740	16,853
Noncontrolling interests	15	15
Total equity	15,755	16,868
Total liabilities and equity	$204,579	$212,045
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Premiums	$215	$209	$435	$379
Universal life and investment-type product policy fees	797	784	1,621	1,570
Net investment income	780	740	1,572	1,499
Other revenues	70	137	149	199
Net investment gains (losses)	(74)	—	(78)	(55)
Net derivative gains (losses)	(278)	(89)	(565)	(902)
Total revenues	1,510	1,781	3,134	2,690
Expenses
Policyholder benefits and claims	797	812	1,507	1,670
Interest credited to policyholder account balances	260	275	520	542
Amortization of deferred policy acquisition costs and value of business acquired	235	689	516	647
Other expenses	447	460	844	896
Total expenses	1,739	2,236	3,387	3,755
Income (loss) before provision for income tax	(229)	(455)	(253)	(1,065)
Provision for income tax expense (benefit)	(65)	(191)	(87)	(436)
Net income (loss)	$(164)	$(264)	$(166)	$(629)
Comprehensive income (loss)	$(284)	$200	$(1,109)	$(16)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2018 and 2017 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$75	$19,073	$(4,132)	$1,837	$16,853	$15	$16,868
Cumulative effect of change in accounting principle and other, net of income tax (Note 1)			75	(79)	(4)		(4)
Balance at January 1, 2018	75	19,073	(4,057)	1,758	16,849	15	16,864
Change in noncontrolling interests					—		—
Net income (loss)			(166)		(166)		(166)
Other comprehensive income (loss), net of income tax				(943)	(943)		(943)
Balance at June 30, 2018	$75	$19,073	$(4,223)	$815	$15,740	$15	$15,755

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$75	$18,461	$(2,919)	$1,248	$16,865	$—	$16,865
Sale of operating joint venture interest to a former affiliate		202			202		202
Return of capital		(2,737)			(2,737)		(2,737)
Capital contributions		1,350			1,350		1,350
Change in noncontrolling interests					—	15	15
Net income (loss)			(629)		(629)		(629)
Other comprehensive income (loss), net of income tax				613	613		613
Balance at June 30, 2017	$75	$17,276	$(3,548)	$1,861	$15,664	$15	$15,679
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2018 and 2017 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$1,339	$1,614
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	7,499	6,837
Equity securities	12	40
Mortgage loans	297	366
Real estate and real estate joint ventures	82	12
Other limited partnership interests	75	152
Purchases of:
Fixed maturity securities	(7,310)	(7,069)
Equity securities	(1)	(2)
Mortgage loans	(1,916)	(1,178)
Real estate and real estate joint ventures	(27)	(92)
Other limited partnership interests	(99)	(109)
Cash received in connection with freestanding derivatives	721	1,763
Cash paid in connection with freestanding derivatives	(1,569)	(2,720)
Sale of operating joint venture interest to a former affiliate	—	42
Net change in policy loans	63	2
Net change in short-term investments	154	67
Net change in other invested assets	(6)	(10)
Net cash provided by (used in) investing activities	(2,025)	(1,899)
Cash flows from financing activities
Policyholder account balances:
Deposits	2,720	1,902
Withdrawals	(1,519)	(1,669)
Net change in payables for collateral under securities loaned and other transactions	97	(192)
Long-term debt repaid	(6)	(7)
Capital contribution	—	600
Returns of capital	—	(3,425)
Capital contribution associated with the sale of joint venture interest to a former affiliate	—	202
Financing element on certain derivative instruments and other derivative related transactions, net	(226)	50
Other, net	(26)	—
Net cash provided by (used in) financing activities	1,040	(2,539)
Change in cash, cash equivalents and restricted cash	354	(2,824)
Cash, cash equivalents and restricted cash, beginning of period	1,363	5,057
Cash, cash equivalents and restricted cash, end of period	$1,717	$2,233
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$5	$75
Income tax	$2	$22
Non-cash transactions:
Transfer of fixed maturity securities to former affiliates	$—	$293
Reduction of policyholder account balances in connection with reinsurance transactions	$—	$293
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
In 2016, MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”) announced its plan to pursue the separation of a substantial portion of its former U.S. retail business (the “Separation”). In connection with the Separation, effective April 2017, following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and Brighthouse Life Insurance Company of NY (“BHNY”) to Brighthouse Life Insurance Company (the “Contribution Transactions”). The affiliated reinsurance companies were then merged into Brighthouse Reinsurance Company of Delaware (“BRCD”), a licensed reinsurance subsidiary of Brighthouse Life Insurance Company. On July 28, 2017, MetLife, Inc. contributed Brighthouse Holdings, LLC to Brighthouse Financial, Inc., resulting in Brighthouse Life Insurance Company becoming an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. On August 4, 2017, MetLife, Inc. completed the Separation through a distribution of the common stock of Brighthouse Financial Inc., representing 80.8% of MetLife, Inc.’s interest in Brighthouse Financial, Inc., to holders of MetLife, Inc. common stock and MetLife, Inc. retained the remaining 19.2%. On June 14, 2018, MetLife, Inc. divested its remaining shares of Brighthouse Financial, Inc. common stock (the “MetLife Divestiture”). As a result, MetLife, Inc. and its subsidiaries and affiliates are no longer considered related parties subsequent to the MetLife Divestiture.
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
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform to the 2018 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements. Additionally, effective January 1, 2018 the Company recorded an increase to other liabilities of $46 million, a decrease to deferred tax liabilities of $22 million, a decrease to accumulated other comprehensive income (“AOCI”) of $64 million, and an increase to retained earnings of $40 million, to reflect an adjustment, net of tax, to prior year accretion of certain investments in redeemable preferred stock.
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
ASUs adopted as of June 30, 2018 are summarized in the table below.

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
January 1, 2018 using the modified retrospective method
The Company 1) reclassified net unrealized gains related to equity securities previously classified as available-for-sale (“AFS”) from AOCI to retained earnings and 2) increased the carrying value of equity investments previously accounted for under the cost method to estimated fair value. The cumulative effect of the adoption is a net increase to retained earnings of $38 million and a net decrease of $15 million to AOCI, after taxes.

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

ASUs issued but not yet adopted as of June 30, 2018 are summarized in the table below.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2018 and 2017 and at June 30, 2018 and December 31, 2017. The segment accounting policies are the same as those used to prepare the Company’s condensed consolidated financial statements, except for the adjustments to calculate adjusted earnings described above. In addition, segment accounting policies include the methods of capital allocation described below.
Beginning in the first quarter of 2018, the Company changed the methodology for how capital is allocated to segments and, in some cases, products (the “Portfolio Realignment”). Segment investment and capitalization targets are now based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital. For the variable annuity business, the excess capital held is based on the target statutory total asset requirement consistent with the Company’s variable annuity risk management strategy discussed in the 2017 Annual Report. For insurance businesses other than variable annuities, excess capital held is based on a percentage of required statutory risk-based capital. Assets in excess of those allocated to the segments, if any, are held in Corporate & Other. Segment net investment income reflects the performance of each segment’s respective invested assets.
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
The Portfolio Realignment had no effect on the Company’s consolidated net income (loss) or adjusted earnings, but it did impact segment results for the six months ended June 30, 2018. It was not practicable to determine the impact of the Portfolio Realignment to adjusted earnings in prior periods; however, the Company estimates that pre-tax adjusted earnings in the Life segment for the six months ended June 30, 2018 increased between $40 million and $50 million as a result of the change, with most of the offsetting impact in the Run-off segment. Impacts to the Annuities segment and Corporate & Other would not have been significantly different under the previous allocation method.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

In addition, the total assets recognized in the segments changed as a result of the Portfolio Realignment. Total assets (on a book value basis) in the Annuities and Life segments increased approximately $2 billion and approximately $3 billion, respectively, under the new allocation method. The Run-off segment and Corporate & Other experienced decreases in total assets of approximately $3 billion and approximately $2 billion, respectively, as a result of the Portfolio Realignment.

	Operating Results
Three Months Ended June 30, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$255	$26	$(8)	$(38)	$235
Provision for income tax expense (benefit)	43	6	(2)	(14)	33
Adjusted earnings	$212	$20	$(6)	$(24)	202
Adjustments for:
Net investment gains (losses)					(74)
Net derivative gains (losses)					(278)
Other adjustments to net income					(112)
Provision for income tax (expense) benefit					98
Net income (loss)					$(164)

Interest revenue	$374	$92	$314	$7
Interest expense	$—	$—	$—	$1

	Operating Results
Three Months Ended June 30, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$264	$84	$(597)	$(12)	$(261)
Provision for income tax expense (benefit)	65	16	(196)	(7)	(122)
Adjusted earnings	$199	$68	$(401)	$(5)	(139)
Adjustments for:
Net investment gains (losses)					—
Net derivative gains (losses)					(89)
Other adjustments to net income					(105)
Provision for income tax (expense) benefit					69
Net income (loss)					$(264)

Interest revenue	$308	$74	$338	$46
Interest expense	$—	$—	$4	$19

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Operating Results
Six Months Ended June 30, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$510	$90	$56	$(55)	$601
Provision for income tax expense (benefit)	87	18	11	(23)	93
Adjusted earnings	$423	$72	$45	$(32)	508
Adjustments for:
Net investment gains (losses)					(78)
Net derivative gains (losses)					(565)
Other adjustments to net income					(211)
Provision for income tax (expense) benefit					180
Net income (loss)					$(166)

Interest revenue	$733	$180	$657	$17
Interest expense	$—	$—	$—	$2

	Operating Results
Six Months Ended June 30, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$529	$(42)	$(484)	$15	$18
Provision for income tax expense (benefit)	132	(16)	(171)	(3)	(58)
Adjusted earnings	$397	$(26)	$(313)	$18	76
Adjustments for:
Net investment gains (losses)					(55)
Net derivative gains (losses)					(902)
Other adjustments to net income					(126)
Provision for income tax (expense) benefit					378
Net income (loss)					$(629)

Interest revenue	$632	$154	$712	$102
Interest expense	$—	$—	$19	$37
The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Annuities	$985	$960	$1,962	$1,888
Life	278	265	578	486
Run-off	509	531	1,058	1,085
Corporate & Other	31	73	67	155
Adjustments	(293)	(48)	(531)	(924)
Total	$1,510	$1,781	$3,134	$2,690

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2018	December 31, 2017
	(In millions)
Annuities	$146,905	$149,920
Life	14,192	13,044
Run-off	32,458	36,719
Corporate & Other	11,024	12,362
Total	$204,579	$212,045
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
The Company also issues universal and variable life contracts where the Company contractually guarantees to the contract holder a secondary guarantee.
Information regarding the Company’s guarantee exposure was as follows at:

	June 30, 2018				December 31, 2017
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$104,974		$60,458		$105,061		$59,691
Separate account value	$100,115		$59,330		$100,043		$58,511
Net amount at risk	$6,473	(4)	$2,468	(5)	$5,200	(4)	$2,330	(5)
Average attained age of contract holders	68 years		68 years		68 years		68 years

	June 30, 2018	December 31, 2017
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$6,154	$6,244
Net amount at risk (6)	$74,152	$75,304
Average attained age of policyholders	65 years	64 years

Variable Life Contracts
Total account value (3)	$1,037	$1,021
Net amount at risk (6)	$13,384	$13,848
Average attained age of policyholders	44 years	44 years
__________________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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

4. Investments
See Note 6 for information about the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector at:

	June 30, 2018					December 31, 2017
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities: (2)
U.S. corporate	$22,439	$963	$439	$—	$22,963	$20,647	$1,822	$89	$—	$22,380
U.S. government and agency	10,871	1,397	190	—	12,078	14,185	1,844	116	—	15,913
RMBS	7,615	249	173	(4)	7,695	7,588	283	57	(3)	7,817
Foreign corporate	6,751	171	176	—	6,746	6,457	376	62	—	6,771
State and political subdivision	3,583	435	25	(2)	3,995	3,573	532	6	1	4,098
CMBS	3,967	10	87	(1)	3,891	3,259	48	17	(1)	3,291
ABS	2,041	14	5	—	2,050	1,779	19	2	—	1,796
Foreign government	1,256	104	25	—	1,335	1,111	159	3	—	1,267
Total fixed maturity securities	$58,523	$3,343	$1,120	$(7)	$60,753	$58,599	$5,083	$352	$(3)	$63,333
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

The Company held non-income producing fixed maturity securities with an estimated fair value of $6 million and $3 million with unrealized gains (losses) of $2 million and ($2) million at June 30, 2018 and December 31, 2017, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2018:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,730	$8,028	$11,339	$23,803	$13,623	$58,523
Estimated fair value	$1,736	$8,111	$11,234	$26,036	$13,636	$60,753
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

	June 30, 2018				December 31, 2017
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$9,566	$321	$1,229	$118	$1,762	$21	$1,413	$68
U.S. government and agency	2,587	61	1,318	129	4,764	36	1,573	80
RMBS	3,209	95	1,103	74	2,308	13	1,292	41
Foreign corporate	2,924	105	433	71	636	8	559	54
State and political subdivision	577	15	102	8	171	3	106	4
CMBS	2,897	66	344	20	603	6	335	10
ABS	735	4	33	1	165	—	75	2
Foreign government	500	21	68	4	152	2	50	1
Total fixed maturity securities	$22,995	$688	$4,630	$425	$10,561	$89	$5,403	$260
Total number of securities in an unrealized loss position	2,770		574		903		619

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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at June 30, 2018.
Gross unrealized losses on fixed maturity securities increased $764 million during the six months ended June 30, 2018 to $1.1 billion. The increase in gross unrealized losses for the six months ended June 30, 2018 was primarily attributable to increasing longer-term interest rates and widening credit spreads.
At June 30, 2018, $2 million of the total $1.1 billion of gross unrealized losses were from seven fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$8,058	65.8%	$7,233	67.9%
Agricultural	2,557	20.9	2,200	20.7
Residential	1,577	12.9	1,138	10.7
Subtotal (1)	12,192	99.6	10,571	99.3
Valuation allowances (2)	(51)	(0.4)	(46)	(0.4)
Subtotal mortgage loans, net	12,141	99.2	10,525	98.9
Commercial mortgage loans held by CSEs — FVO	96	0.8	115	1.1
Total mortgage loans, net	$12,237	100.0%	$10,640	100.0%
__________________

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

(1)
Purchases of mortgage loans from third parties were $518 million and $604 million for the three months and six months ended June 30, 2018, respectively, and $147 million and $307 million for the three months and six months ended June 30, 2017, respectively, and were primarily comprised of residential mortgage loans.

(2)	The valuation allowances were primarily from collective evaluation (non-specific loan related).
See “— Variable Interest Entities” for discussion of consolidated securitization entities (“CSEs”).
Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on commercial mortgage loans held by CSEs — FVO is presented in Note 6. The Company elects the FVO for certain commercial mortgage loans and related long-term debt that are managed on a total return basis.
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
Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
June 30, 2018
Loan-to-value ratios:
Less than 65%	$7,059	$115	$33	$7,207	89.5%	$7,244	89.5%
65% to 75%	612	107	81	800	9.9	797	9.9
76% to 80%	42	—	9	51	0.6	49	0.6
Total	$7,713	$222	$123	$8,058	100.0%	$8,090	100.0%

December 31, 2017
Loan-to-value ratios:
Less than 65%	$6,167	$293	$33	$6,493	89.7%	$6,654	90.0%
65% to 75%	642	—	14	656	9.1	658	8.9
76% to 80%	42	—	9	51	0.7	50	0.7
Greater than 80%	—	9	24	33	0.5	30	0.4
Total	$6,851	$302	$80	$7,233	100.0%	$7,392	100.0%

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	June 30, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$2,330	91.1%	$2,039	92.7%
65% to 75%	227	8.9	161	7.3
Total	$2,557	100.0%	$2,200	100.0%
The estimated fair value of agricultural mortgage loans was $2.5 billion and $2.2 billion at June 30, 2018 and December 31, 2017, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	June 30, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$1,548	98.2%	$1,106	97.2%
Nonperforming	29	1.8	32	2.8
Total	$1,577	100.0%	$1,138	100.0%
The estimated fair value of residential mortgage loans was $1.6 billion and $1.2 billion at June 30, 2018 and December 31, 2017, respectively.
Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both June 30, 2018 and December 31, 2017. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial or agricultural mortgage loans past due and no commercial or agricultural mortgage loans in nonaccrual status at either June 30, 2018 or December 31, 2017. The recorded investment of residential mortgage loans past due and in nonaccrual status was $29 million and $32 million at June 30, 2018 and December 31, 2017, respectively. During the three months and six months ended June 30, 2018 and 2017, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $1.1 billion and $1.0 billion at June 30, 2018 and December 31, 2017, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2018	December 31, 2017
	(In millions)
Fixed maturity securities	$2,214	$4,722
Fixed maturity securities with noncredit OTTI losses included in AOCI	6	2
Total fixed maturity securities	2,220	4,724
Equity securities	—	39
Derivatives	247	231
Other	(9)	(8)
Subtotal	2,458	4,986
Amounts allocated from:
Future policy benefits	(1,239)	(2,370)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(5)	(2)
DAC, VOBA and DSI	(159)	(260)
Subtotal	(1,403)	(2,632)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	2	1
Deferred income tax benefit (expense)	(224)	(495)
Net unrealized investment gains (losses)	$833	$1,860
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2018
(In millions)
Balance, December 31, 2017	$1,860
Unrealized investment gains (losses) change due to cumulative effect, net of income tax (1)	(79)
Balance, January 1, 2018	1,781
Fixed maturity securities on which noncredit OTTI losses have been recognized	4
Unrealized investment gains (losses) during the period	(2,453)
Unrealized investment gains (losses) relating to:
Future policy benefits	1,131
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(3)
DAC, VOBA and DSI	101
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	1
Deferred income tax benefit (expense)	271
Balance, June 30, 2018	$833
Change in net unrealized investment gains (losses)	$(948)
__________________

(1)	See Note 1 for more information related to the cumulative effect of change in accounting principle and other.
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2018 and December 31, 2017.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2018	December 31, 2017
	(In millions)
Securities on loan: (1)
Amortized cost	$3,304	$3,085
Estimated fair value	$3,798	$3,748
Cash collateral received from counterparties (2)	$3,834	$3,791
Security collateral received from counterparties (3)	$56	$29
Reinvestment portfolio — estimated fair value	$3,843	$3,823
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2018				December 31, 2017
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
(In millions)
U.S. government and agency	$1,345	$1,596	$893	$3,834	$1,626	$964	$1,201	$3,791
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2018 was $1.3 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. government and agency securities, ABS, U.S. and foreign corporate securities, and non-agency RMBS) with 64% invested in agency RMBS, U.S. government and agency securities, short-term investments, cash equivalents or held in cash at June 30, 2018. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

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

	June 30, 2018	December 31, 2017
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$8,041	$8,259
Invested assets held in trust (reinsurance agreements) (2)	2,985	2,634
Invested assets pledged as collateral (3)	3,823	3,199
Total invested assets on deposit, held in trust and pledged as collateral	$14,849	$14,092
__________________

(1)
The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $70 million and $34 million of the assets on deposit balance represents restricted cash at June 30, 2018 and December 31, 2017, respectively.

(2)
The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions. $27 million and $42 million of the assets held in trust balance represents restricted cash at June 30, 2018 and December 31, 2017, respectively.

(3)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report) and derivative transactions (see Note 5).

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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	June 30, 2018	December 31, 2017
	(In millions)
CSEs: (1)
Assets
Mortgage loans (commercial mortgage loans)	$96	$115
Accrued investment income	—	1
Total assets	$96	$116
Liabilities
Long-term debt	$5	$11
Total liabilities	$5	$11
__________________

(1)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $73 million and $86 million at estimated fair value at June 30, 2018 and December 31, 2017, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2018		December 31, 2017
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$11,084	$11,084	$11,136	$11,136
U.S. and foreign corporate	437	437	501	501
Other limited partnership interests	1,549	2,772	1,509	2,460
Other investments (3)	78	81	71	79
Total	$13,148	$14,374	$13,217	$14,176
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
As described in Note 10, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the three months and six months ended June 30, 2018 and 2017.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Investment income:
Fixed maturity securities	$621	$582	$1,233	$1,174
Equity securities	2	3	4	5
Mortgage loans	127	110	244	218
Policy loans	28	11	38	23
Real estate joint ventures	10	14	24	26
Other limited partnership interests	24	48	89	105
Cash, cash equivalents and short-term investments	5	9	10	17
Other	9	6	16	14
Subtotal	826	783	1,658	1,582
Less: Investment expenses	48	45	90	87
Subtotal, net	778	738	1,568	1,495
FVO CSEs — interest income — commercial mortgage loans	2	2	4	4
Net investment income	$780	$740	$1,572	$1,499

See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of related party investment expenses.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector:
State and political subdivision	$—	$(1)	$—	$(1)
OTTI losses on fixed maturity securities recognized in earnings	—	(1)	—	(1)
Fixed maturity securities — net gains (losses) on sales and disposals	(65)	1	(103)	(36)
Total gains (losses) on fixed maturity securities	(65)	—	(103)	(37)
Total gains (losses) on equity securities:
Equity securities — Mark to market and net gains (losses) on sales and disposals	(2)	2	(3)	1
Total gains (losses) on equity securities	(2)	2	(3)	1
Mortgage loans	(3)	(2)	(7)	(5)
Real estate joint ventures	—	1	42	3
Other limited partnership interests	—	—	—	(10)
Other	1	—	1	(5)
Subtotal	(69)	1	(70)	(53)
FVO CSEs:
Commercial mortgage loans	(5)	(1)	(8)	(1)
Long-term debt — related to commercial mortgage loans	—	—	—	—
Non-investment portfolio gains (losses)	—	—	—	(1)
Subtotal	(5)	(1)	(8)	(2)
Total net investment gains (losses)	$(74)	$—	$(78)	$(55)
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
4. Investments (continued)

Sales or Disposals and Impairments of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Proceeds	$2,450	$2,403	$5,288	$4,363
Gross investment gains	$9	$11	$12	$20
Gross investment losses	(74)	(10)	(115)	(56)
OTTI losses	—	(1)	—	(1)
Net investment gains (losses)	$(65)	$—	$(103)	$(37)
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (“OCI”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Balance, beginning of period	$—	$10	$—	$28
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	—	(1)	—	(19)
Balance, end of period	$—	$9	$—	$9
Related Party Investment Transactions
The Company previously transferred invested assets primarily consisting of fixed maturity securities to former affiliates, which were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Estimated fair value of invested assets transferred to former affiliates	$—	$—	$—	$292
Amortized cost of invested assets transferred to former affiliates	$—	$—	$—	$294
Net investment gains (losses) recognized on transfers	$—	$—	$—	$(2)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

In January 2017, Metropolitan Life Insurance Company (“MLIC”), a former affiliate, recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities being reinsured by the Company. The Company transferred invested assets and cash and cash equivalents which are included in the table above. See Note 11 for additional information related to these transfers.
In March 2017, the Company sold an operating joint venture with a book value of $89 million to MLIC for $286 million. The operating joint venture was accounted for under the equity method and included in other invested assets. This sale resulted in an increase in additional paid-in capital of $202 million in the first quarter of 2017.
The Company receives investment administrative services from MetLife Investment Advisors, LLC (“MLIA”), which was considered a related party investment manager until the completion of the MetLife Divestiture. The related investment administrative service charges were $26 million and $49 million for the three months and six months ended June 30, 2018, respectively, and $23 million and $48 million for the three months and six months ended June 30, 2017, respectively. See Note 1 regarding the MetLife Divestiture.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

Interest rate total return swaps are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the LIBOR (London Interbank Offered Rate), calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. Interest rate total return swaps are used by the Company to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). The Company utilizes interest rate total return swaps in nonqualifying hedging relationships.
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
In exchange-traded interest rate (Treasury and swap) futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of interest rate securities. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring, to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance, and to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded interest rate futures in nonqualifying hedging relationships.
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
In exchange-traded equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of equity securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts and to pledge initial margin based on futures exchange requirements. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded equity futures are used primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded equity futures in nonqualifying hedging relationships.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2018			December 31, 2017
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$145	$35	$—	$175	$44	$—
Cash flow hedges:
Interest rate swaps	Interest rate	27	3	—	27	5	—
Foreign currency swaps	Foreign currency exchange rate	2,105	108	62	1,762	86	75
Subtotal		2,132	111	62	1,789	91	75
Total qualifying hedges		2,277	146	62	1,964	135	75
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	15,879	576	888	20,213	922	774
Interest rate caps	Interest rate	3,428	29	—	2,671	7	—
Interest rate futures	Interest rate	282	—	—	282	1	—
Interest rate options	Interest rate	14,500	119	97	24,600	133	63
Foreign currency swaps	Foreign currency exchange rate	1,130	69	30	1,103	69	41
Foreign currency forwards	Foreign currency exchange rate	128	1	1	130	—	2
Credit default swaps — purchased	Credit	80	2	1	65	—	1
Credit default swaps — written	Credit	1,927	26	1	1,878	40	—
Equity futures	Equity market	1,619	—	1	2,713	15	—
Equity index options	Equity market	46,292	905	1,680	47,066	794	1,664
Equity variance swaps	Equity market	9,713	127	429	8,998	128	430
Equity total return swaps	Equity market	2,433	45	33	1,767	—	79
Total non-designated or nonqualifying derivatives		97,411	1,899	3,161	111,486	2,109	3,054
Total		$99,688	$2,045	$3,223	$113,450	$2,244	$3,129
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2018 and December 31, 2017. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The following table presents earned income on derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Qualifying hedges:
Net investment income	$7	$5	$12	$11
Nonqualifying hedges:
Net derivative gains (losses)	37	67	90	186
Policyholder benefits and claims	—	3	—	7
Total	$44	$75	$102	$204

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

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
	(In millions)
Three Months Ended June 30, 2018
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$(2)	$3	$—	$—	$—
Total fair value hedges	(2)	3	—	—	—
Cash flow hedges (5):
Interest rate derivatives	10	—	2	—	—
Foreign currency exchange rate derivatives	(1)	—	—	—	108
Total cash flow hedges	9	—	2	—	108
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(165)	—	—	—	—
Foreign currency exchange rate derivatives	56	(5)	—	—	—
Credit derivatives	(3)	—	—	—	—
Equity derivatives	(440)	—	—	—	—
Embedded derivatives	232	—	—	(1)	—
Total non-qualifying hedges	(320)	(5)	—	(1)	—
Total	$(313)	$(2)	$2	$(1)	$108
Three Months Ended June 30, 2017
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$3	$(3)	$—	$—	$—
Total fair value hedges	3	(3)	—	—	—
Cash flow hedges (5):
Interest rate derivatives	—	—	1	—	1
Foreign currency exchange rate derivatives	1	(1)	—	—	(33)
Total cash flow hedges	1	(1)	1	—	(32)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	205	—	—	3	—
Foreign currency exchange rate derivatives	(22)	2	—	—	—
Credit derivatives	5	—	—	—	—
Equity derivatives	(474)	—	(1)	(93)	—
Embedded derivatives	128	—	—	14	—
Total non-qualifying hedges	(158)	2	(1)	(76)	—
Total	$(154)	$(2)	$—	$(76)	$(32)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives (1)	Net Derivative Gains (Losses) Recognized for Hedged Items (2)	Net Investment Income (3)	Policyholder Benefits and Claims (4)	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Six Months Ended June 30, 2018
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$(10)	$10	$—	$—	$—
Total fair value hedges	(10)	10	—	—	—
Cash flow hedges (5):
Interest rate derivatives	17	—	3	—	(2)
Foreign currency exchange rate derivatives	(1)	—	—	—	37
Total cash flow hedges	16	—	3	—	35
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(974)	—	—	—	—
Foreign currency exchange rate derivatives	15	(2)	—	—	—
Credit derivatives	(10)	—	—	—	—
Equity derivatives	(484)	—	—	—	—
Embedded derivatives	784	—	—	(2)	—
Total non-qualifying hedges	(669)	(2)	—	(2)	—
Total	$(663)	$8	$3	$(2)	$35
Six Months Ended June 30, 2017
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$1	$(1)	$—	$—	$—
Total fair value hedges	1	(1)	—	—	—
Cash flow hedges (5):
Interest rate derivatives	—	—	3	—	1
Foreign currency exchange rate derivatives	9	(9)	—	—	(52)
Total cash flow hedges	9	(9)	3	—	(51)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(64)	—	—	2	—
Foreign currency exchange rate derivatives	(42)	(32)	—	—	—
Credit derivatives	11	—	—	—	—
Equity derivatives	(1,412)	—	(1)	(277)	—
Embedded derivatives	451	—	—	(1)	—
Total non-qualifying hedges	(1,056)	(32)	(1)	(276)	—
Total	$(1,046)	$(42)	$2	$(276)	$(51)
______________

(1)	Includes gains (losses) reclassified from AOCI for cash flow hedges.

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
5. Derivatives (continued)

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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $0 for both the three months and six months ended June 30, 2018, and $0 and $9 million for the three months and six months ended June 30, 2017, respectively.
At June 30, 2018 and December 31, 2017, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed one year and two years, respectively.
At June 30, 2018 and December 31, 2017, the balance in AOCI associated with cash flow hedges was $247 million and $231 million, respectively.
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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2018			December 31, 2017
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$9	$677	2.7	$12	$558	2.8
Baa	16	1,250	5.0	28	1,295	4.7
Ba	—	—	—	—	25	4.5
Total	$25	$1,927	4.2	$40	$1,878	4.1
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
5. Derivatives (continued)

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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2018		December 31, 2017
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$2,072	$3,211	$2,222	$3,080
OTC-cleared and Exchange-traded (1), (6)	17	6	69	40
Total gross estimated fair value of derivatives (1)	2,089	3,217	2,291	3,120
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1), (6)	2,089	3,217	2,291	3,120
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,834)	(1,834)	(1,942)	(1,942)
OTC-cleared and Exchange-traded	(1)	(1)	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(215)	—	(247)	—
OTC-cleared and Exchange-traded	(16)	—	(27)	(39)
Securities collateral: (5)
OTC-bilateral	(22)	(1,375)	(31)	(1,138)
OTC-cleared and Exchange-traded	—	(4)	—	—
Net amount after application of master netting agreements and collateral	$1	$3	$43	$—
__________________

(1)
At June 30, 2018 and December 31, 2017, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $44 million and $47 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($6) million and ($9) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2018 and December 31, 2017, the Company received excess cash collateral of $191 million and $93 million, respectively, and provided excess cash collateral of $0 and $5 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2018, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2018 and December 31, 2017, the Company received excess securities collateral with an estimated fair value of $170 million and $337 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2018 and December 31, 2017, the Company provided excess securities collateral with an estimated fair value of $328 million and $471 million, respectively, for its OTC-bilateral derivatives, and $148 million and $426 million, respectively, for its OTC-cleared derivatives, and $83 million and $118 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

	June 30, 2018	December 31, 2017
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,377	$1,138
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$1,690	$1,414
__________________

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2018	December 31, 2017
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$184	$227
Options embedded in debt or equity securities (1)	Investments	—	(52)
Embedded derivatives within asset host contracts		$184	$175

Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$619	$1,122
Assumed reinsurance on fixed deferred annuities	Policyholder account balances	—	1
Assumed guaranteed minimum benefits	Policyholder account balances	321	437
Fixed annuities with equity indexed returns	Policyholder account balances	742	674
Embedded derivatives within liability host contracts		$1,682	$2,234
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

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Net derivative gains (losses) (1), (2)	$232	$128	$784	$451
Policyholder benefits and claims	$(1)	$14	$(2)	$(1)
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $58 million and $43 million for the three months and six months ended June 30, 2018, respectively, and ($36) million and ($80) million for the three months and six months ended June 30, 2017, respectively.

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	June 30, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$22,144	$819	$22,963
U.S. government and agency	4,634	7,444	—	12,078
RMBS	—	6,766	929	7,695
Foreign corporate	—	5,750	996	6,746
State and political subdivision	—	3,987	8	3,995
CMBS	—	3,713	178	3,891
ABS	—	1,896	154	2,050
Foreign government	—	1,335	—	1,335
Total fixed maturity securities	4,634	53,035	3,084	60,753
Equity securities	15	18	120	153
Short-term investments	53	62	—	115
Real estate joint ventures (1)	—	—	17	17
Other limited partnership interests (1)	—	—	24	24
Commercial mortgage loans held by CSEs — FVO	—	96	—	96
Derivative assets: (2)
Interest rate	—	762	—	762
Foreign currency exchange rate	—	178	—	178
Credit	—	20	8	28
Equity market	—	934	143	1,077
Total derivative assets	—	1,894	151	2,045
Embedded derivatives within asset host contracts (3)	—	—	184	184
Separate account assets	182	103,615	4	103,801
Total assets	$4,884	$158,720	$3,584	$167,188
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$985	$—	$985
Foreign currency exchange rate	—	92	1	93
Credit	—	2	—	2
Equity market	1	1,708	434	2,143
Total derivative liabilities	1	2,787	435	3,223
Embedded derivatives within liability host contracts (3)	—	—	1,682	1,682
Long-term debt of CSEs — FVO	—	5	—	5
Total liabilities	$1	$2,792	$2,117	$4,910

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

(3)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances on the consolidated balance sheets. At June 30, 2018 and December 31, 2017, debt and equity securities also included embedded derivatives of $0 and ($52) million, respectively.

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
The fair value of financial assets and financial liabilities is based on quoted market prices, where available. The Company assesses whether prices received represent a reasonable estimate of fair value through controls designed to ensure valuations represent an exit price. MLIA performs several controls, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. Independent non-binding broker quotes, also referred to herein as “consensus pricing,” are used for non-significant portion of the portfolio. Prices received from independent brokers are assessed to determine if they represent a reasonable estimate of fair value by considering such pricing relative to the current market dynamics and current pricing for similar financial instruments. Fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 4% of the total estimated fair value of Level 3 fixed maturity securities at June 30, 2018.
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
The Company reviews outputs of MLIA’s controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the six months ended June 30, 2018.
Determination of Fair Value
Fixed maturity securities
The fair values for actively traded marketable bonds, primarily U.S. government and agency securities, are determined using the quoted market prices and are classified as Level 1 assets. For fixed maturity securities classified as Level 2 assets, fair values are determined using either a market or income approach and are valued based on a variety of observable inputs as described below.
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
Equity securities, short-term investments, real estate joint ventures, other limited partnership interests, commercial mortgage loans held by CSEs — FVO and long-term debt of CSEs — FVO
The fair value for actively traded equity securities and short-term investments are determined using quoted market prices and are classified as Level 1 assets. For financial instruments classified as Level 2 assets or liabilities, fair values are determined using a market approach and are valued based on a variety of observable inputs as described below.
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
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Equity securities, short-term investments, real estate joint ventures, other limited partnership interests, commercial mortgage loans held by CSEs — FVO and long-term debt of CSEs — FVO.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities on the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at June 30, 2018 and December 31, 2017, transfers between Levels 1 and 2 were not significant.
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

					June 30, 2018				December 31, 2017				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	87	-	137	106	93	-	142	110	Increase
	•	Market pricing	•	Quoted prices (4)	53	-	353	105	—	-	443	76	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	56	-	107	95	3	-	107	94	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	100	-	102	100	100	-	104	101	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)					100	-	100	100	Increase (5)
Derivatives
Credit	•	Present value techniques	•	Credit spreads (7)	97	-	99		—	-	—		Decrease (6)
	•	Consensus pricing	•	Offered quotes (8)
Equity market	•	Present value techniques or option pricing models	•	Volatility (9)	17%	-	30%		11%	-	31%		Increase (6)
			•	Correlation (10)	10%	-	30%		10%	-	30%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (11)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (11)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (11)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (12)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (12)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (12)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (13)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(14)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (15)
			•	Nonperformance risk spread	1.12%	-	2.06%		0.64%	-	1.43%		Decrease (16)
___________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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
6. Fair Value (continued)

(7)
Represents the risk quoted in basis points of a credit default event on the underlying instrument. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.

(8)	At June 30, 2018 and December 31, 2017, independent non-binding broker quotations were used in the determination of less than 1% and 1% of the total net derivative estimated fair value, respectively.

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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities
	(In millions)
Three Months Ended June 30, 2018
Balance, beginning of period	$1,845	$1,195	$—	$—	$123
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	6	5	—	—	—
Total realized/unrealized gains (losses) included in AOCI	(70)	—	2	—	—
Purchases (8)	81	202	2	—	—
Sales (8)	(24)	(54)	—	—	(3)
Issuances (8)	—	—	—	—	—
Settlements (8)	—	—	—	—	—
Transfers into Level 3 (9)	3	—	4	—	—
Transfers out of Level 3 (9)	(26)	(87)	—	—	—
Balance, end of period	$1,815	$1,261	$8	$—	$120
Three Months Ended June 30, 2017
Balance, beginning of period	$2,344	$1,626	$7	$—	$142
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	1	6	—	—	1
Total realized/unrealized gains (losses) included in AOCI	21	22	—	—	1
Purchases (8)	171	24	—	—	—
Sales (8)	(247)	(138)	—	—	(10)
Issuances (8)	—	—	—	—	—
Settlements (8)	—	—	—	—	—
Transfers into Level 3 (9)	29	—	—	—	—
Transfers out of Level 3 (9)	(24)	(59)	(7)	—	—
Balance, end of period	$2,295	$1,481	$—	$—	$134
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (10)	$6	$5	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (10)	$—	$6	$—	$—	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Joint Ventures (2)	Other Limited Partnership Interests (2)	Short-term Investments	Net Derivatives (3)	Net Embedded Derivatives (4)	Separate Account Assets (5)
	(In millions)
Three Months Ended June 30, 2018
Balance, beginning of period	$22	$26	$—	$(273)	$(1,587)	$7
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	(2)	—	—	(13)	231	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—	—
Purchases (8)	—	—	—	2	—	—
Sales (8)	(3)	(2)	—	—	—	(3)
Issuances (8)	—	—	—	—	—	—
Settlements (8)	—	—	—	—	(142)	(1)
Transfers into Level 3 (9)	—	—	—	—	—	1
Transfers out of Level 3 (9)	—	—	—	—	—	—
Balance, end of period	$17	$24	$—	$(284)	$(1,498)	$4
Three Months Ended June 30, 2017
Balance, beginning of period	$—	$—	$1	$(890)	$(2,377)	$15
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	—	—	—	106	151	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—	—
Purchases (8)	—	—	91	4	—	7
Sales (8)	—	—	—	—	—	(8)
Issuances (8)	—	—	—	—	—	—
Settlements (8)	—	—	—	—	(251)	(1)
Transfers into Level 3 (9)	—	—	—	—	—	—
Transfers out of Level 3 (9)	—	—	(1)	—	—	(7)
Balance, end of period	$—	$—	$91	$(780)	$(2,477)	$6
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (10)	$(2)	$—	$—	$(13)	$183	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (10)	$—	$—	$—	$106	$235	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities
	(In millions)
Six Months Ended June 30, 2018
Balance, beginning of period	$1,937	$1,222	$—	$5	$124
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	9	11	—	—	(1)
Total realized/unrealized gains (losses) included in AOCI	(77)	(9)	3	—	—
Purchases (8)	136	213	2	—	—
Sales (8)	(164)	(119)	—	(2)	(3)
Issuances (8)	—	—	—	—	—
Settlements (8)	—	—	—	—	—
Transfers into Level 3 (9)	33	—	3	—	—
Transfers out of Level 3 (9)	(59)	(57)	—	(3)	—
Balance, end of period	$1,815	$1,261	$8	$—	$120
Six Months Ended June 30, 2017
Balance, beginning of period	$2,310	$1,695	$17	$—	$137
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	(2)	9	—	—	—
Total realized/unrealized gains (losses) included in AOCI	127	37	—	—	3
Purchases (8)	291	68	—	—	4
Sales (8)	(298)	(224)	—	—	(10)
Issuances (8)	—	—	—	—	—
Settlements (8)	—	—	—	—	—
Transfers into Level 3 (9)	3	—	—	—	—
Transfers out of Level 3 (9)	(136)	(104)	(17)	—	—
Balance, end of period	$2,295	$1,481	$—	$—	$134
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (10)	$7	$11	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (10)	$—	$10	$—	$—	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Joint Ventures (2)	Other Limited Partnership Interests (2)	Short-term Investments	Net Derivatives (3)	Net Embedded Derivatives (4)	Separate Account Assets (5)
	(In millions)
Six Months Ended June 30, 2018
Balance, beginning of period	$22	$28	$14	$(279)	$(2,007)	$5
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	(1)	(1)	—	(8)	782	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—	—
Purchases (8)	—	—	—	3	—	1
Sales (8)	(4)	(3)	(14)	—	—	(1)
Issuances (8)	—	—	—	—	—	—
Settlements (8)	—	—	—	—	(273)	(1)
Transfers into Level 3 (9)	—	—	—	—	—	—
Transfers out of Level 3 (9)	—	—	—	—	—	—
Balance, end of period	$17	$24	$—	$(284)	$(1,498)	$4
Six Months Ended June 30, 2017
Balance, beginning of period	$—	$—	$2	$(954)	$(2,761)	$10
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	—	—	—	96	468	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—	—
Purchases (8)	—	—	91	4	—	1
Sales (8)	—	—	(1)	—	—	(2)
Issuances (8)	—	—	—	—	—	—
Settlements (8)	—	—	—	74	(184)	—
Transfers into Level 3 (9)	—	—	—	—	—	2
Transfers out of Level 3 (9)	—	—	(1)	—	—	(5)
Balance, end of period	$—	$—	$91	$(780)	$(2,477)	$6
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (10)	$(1)	$(1)	$—	$(8)	$752	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (10)	$—	$—	$—	$93	$521	$—
________________

(1)	Comprised of U.S. and foreign corporate securities.

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

	June 30, 2018	December 31, 2017
	(In millions)
Assets (1)
Unpaid principal balance	$59	$70
Difference between estimated fair value and unpaid principal balance	37	45
Carrying value at estimated fair value	$96	$115
Liabilities (1)
Contractual principal balance	$5	$10
Difference between estimated fair value and contractual principal balance	—	1
Carrying value at estimated fair value	$5	$11
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$12,141	$—	$—	$12,225	$12,225
Policy loans	$1,043	$—	$683	$423	$1,106
Other invested assets	$85	$—	$72	$13	$85
Premiums, reinsurance and other receivables	$1,475	$—	$88	$1,586	$1,674
Liabilities
Policyholder account balances	$15,724	$—	$—	$14,687	$14,687
Long-term debt	$35	$—	$40	$—	$40
Other liabilities	$475	$—	$125	$344	$469
Separate account liabilities	$1,188	$—	$1,188	$—	$1,188

	December 31, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$10,525	$—	$—	$10,768	$10,768
Policy loans	$1,106	$—	$746	$439	$1,185
Real estate joint ventures (1)	$5	$—	$—	$22	$22
Other limited partnership interests (1)	$36	$—	$—	$28	$28
Other invested assets (2)	$71	$—	$71	$—	$71
Premiums, reinsurance and other receivables	$1,556	$—	$126	$1,783	$1,909
Liabilities
Policyholder account balances	$15,626	$—	$—	$15,760	$15,760
Long-term debt	$35	$—	$42	$—	$42
Other liabilities	$459	$—	$93	$368	$461
Separate account liabilities	$1,206	$—	$1,206	$—	$1,206
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

7. Long-term Debt
Repurchase Facility
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
8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, March 31, 2018	$870	$86	$(21)	$935
OCI before reclassifications	(311)	108	4	(199)
Deferred income tax benefit (expense)	82	(23)	(1)	58
AOCI before reclassifications, net of income tax	641	171	(18)	794
Amounts reclassified from AOCI	41	(11)	—	30
Deferred income tax benefit (expense)	(11)	2	—	(9)
Amounts reclassified from AOCI, net of income tax	30	(9)	—	21
Balance, June 30, 2018	$671	$162	$(18)	$815

	Three Months Ended June 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, March 31, 2017	$1,190	$239	$(33)	$1,396
OCI before reclassifications	749	(32)	2	719
Deferred income tax benefit (expense)	(267)	11	—	(256)
AOCI before reclassifications, net of income tax	1,672	218	(31)	1,859
Amounts reclassified from AOCI	(2)	(2)	—	(4)
Deferred income tax benefit (expense)	5	1	—	6
Amounts reclassified from AOCI, net of income tax	3	(1)	—	2
Balance, June 30, 2017	$1,675	$217	$(31)	$1,861

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

	Six Months Ended June 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, December 31, 2017	$1,709	$151	$(23)	$1,837
Cumulative effect of change in accounting principle and other, net of income tax (see Note 1)	(79)	—	—	(79)
Balance, January 1, 2018	1,630	151	(23)	1,758
OCI before reclassifications	(1,335)	35	6	(1,294)
Deferred income tax benefit (expense)	300	(8)	(1)	291
AOCI before reclassifications, net of income tax	595	178	(18)	755
Amounts reclassified from AOCI	99	(19)	—	80
Deferred income tax benefit (expense)	(23)	3	—	(20)
Amounts reclassified from AOCI, net of income tax	76	(16)	—	60
Balance, June 30, 2018	$671	$162	$(18)	$815

	Six Months Ended June 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, December 31, 2016	$1,019	$258	$(29)	$1,248
OCI before reclassifications	958	(51)	(5)	902
Deferred income tax benefit (expense)	(357)	18	3	(336)
AOCI before reclassifications, net of income tax	1,620	225	(31)	1,814
Amounts reclassified from AOCI	88	(12)	—	76
Deferred income tax benefit (expense)	(33)	4	—	(29)
Amounts reclassified from AOCI, net of income tax	55	(8)	—	47
Balance, June 30, 2017	$1,675	$217	$(31)	$1,861
__________________

(1)	See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(42)	$2	$(100)	$(46)	Net investment gains (losses)
Net unrealized investment gains (losses)	1	1	1	2	Net investment income
Net unrealized investment gains (losses)	—	(1)	—	(44)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(41)	2	(99)	(88)
Income tax (expense) benefit	11	(5)	23	33
Net unrealized investment gains (losses), net of income tax	(30)	(3)	(76)	(55)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	10	—	16	—	Net derivative gains (losses)
Interest rate swaps	2	1	2	2	Net investment income
Interest rate forwards	—	—	1	—	Net derivative gains (losses)
Interest rate forwards	—	—	1	1	Net investment income
Foreign currency swaps	(1)	1	(1)	9	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	11	2	19	12
Income tax (expense) benefit	(2)	(1)	(3)	(4)
Gains (losses) on cash flow hedges, net of income tax	9	1	16	8
Total reclassifications, net of income tax	$(21)	$(2)	$(60)	$(47)
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
Other revenues consisted primarily of 12b-1 fees of $64 million and $130 million for the three months and six months ended June 30, 2018, respectively, and $69 million and $131 million for the three months and six months ended June 30, 2017, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Other Revenues and Other Expenses (continued)

Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Compensation	$78	$63	$150	$118
Commissions	191	174	383	368
Volume-related costs	26	59	56	115
Related party expenses on ceded and assumed reinsurance	(3)	(4)	(8)	4
Capitalization of DAC	(76)	(61)	(151)	(128)
Interest expense on debt	(3)	25	(2)	57
Premium taxes, licenses and fees	24	17	40	30
Professional services	60	46	93	81
Rent and related expenses	3	4	6	7
Other	147	137	277	244
Total other expenses	$447	$460	$844	$896
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2018.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)

Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of June 30, 2018, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material.
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
Unclaimed Property Litigation
Total Asset Recovery Services, LLC on its own behalf and on behalf of the State of New York v. Brighthouse Financial, Inc., et al. (Supreme Court, New York County, NY, second amended complaint filed November 17, 2017). Total Asset Recovery Services, LLC (the “Relator”) has brought a qui tam action against Brighthouse Financial, Inc. and its subsidiaries and affiliates under the New York False Claims Act seeking to recover damages on behalf of the State of New York. The action originally was filed under seal on or about December 3, 2010. The State of New York declined to intervene in the action, and the Relator is now prosecuting the action. The Relator alleges that from on or about April 1, 1986 and continuing annually through on or about September 10, 2017, the defendants violated New York State Finance Law Section 189 (1) (g) by failing to timely report and deliver unclaimed insurance property to the State of New York. The Relator is seeking, among other things, treble damages, penalties, expenses and attorneys’ fees and prejudgment interest. No specific dollar amount of damages is specified by the Relator who also is suing numerous insurance companies and John Doe defendants. Brighthouse Financial, Inc. filed a motion to dismiss. The Court has entered an order of voluntary discontinuance without prejudice pursuant to which the Relator dismissed Brighthouse Financial, Inc. without prejudice but reserved its right to file a motion to amend to name other Brighthouse entities as defendants. If other Brighthouse entities are named, the Brighthouse defendants intend to defend this action vigorously.
Group Annuity Class Action
Edward Roycroft v. Brighthouse Financial, Inc., et al. (U.S. District Court, Southern District of New York, filed June 18, 2018). Edward Roycroft filed a purported class action against Brighthouse Financial, Inc., MetLife, Inc., and Metropolitan Life Insurance Company. The complaint alleges plaintiff is a beneficiary of a Martindale-Hubbell group annuity contract and did not receive payments plaintiff claims he was entitled to upon his retirement in 1999. Plaintiff seeks to represent a class of all beneficiaries who were due annuity benefits pursuant to group annuity contracts and whose annuity benefits were released from reserves. Plaintiff’s causes of action are for conversion, unjust enrichment, an accounting and for a constructive trust. Plaintiff seeks damages, attorneys’ fees, declaratory and injunctive relief and other equitable remedies. Brighthouse Financial, Inc. intends to defend this action vigorously.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $371 million and $388 million at June 30, 2018 and December 31, 2017, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.5 billion and $1.4 billion at June 30, 2018 and December 31, 2017, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from $6 million to $169 million, with a cumulative maximum of $175 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $2 million at both June 30, 2018 and December 31, 2017 for indemnities, guarantees and commitments.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

11. Related Party Transactions
The Company has various existing arrangements with its Brighthouse affiliates and MetLife for services necessary to conduct its activities. Subsequent to the Separation, certain of the MetLife services continued, as provided for under a master service agreement and various transition services agreements entered into in connection with the Separation. MetLife was no longer considered a related party upon the completion of the MetLife Divestiture on June 14, 2018. See Note 1 for information regarding the MetLife Divestiture.
Non-Broker-Dealer Transactions
The following table summarizes income and expense from transactions with related parties (excluding broker-dealer transactions) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Income	$11	$96	$60	$(110)
Expense	$168	$209	$349	$409
The following table summarizes assets and liabilities from transactions with related parties (excluding broker-dealer transactions) at:

	June 30, 2018	December 31, 2017
	(In millions)
Assets	$5	$2,839
Liabilities	$383	$2,675
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
The Company has reinsurance agreements with its affiliate New England Life Insurance Company (“NELICO”) and certain MetLife, Inc. subsidiaries, including MLIC, Metropolitan Tower Life Insurance Company and MetLife Reinsurance Company of Vermont, all of which were related parties until the completion of the MetLife Divestiture.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)

Information regarding the significant effects of reinsurance with NELICO and former MetLife affiliates included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Premiums
Reinsurance assumed	$3	$4	$7	$9
Reinsurance ceded	(105)	(140)	(201)	(317)
Net premiums	$(102)	$(136)	$(194)	$(308)
Universal life and investment-type product policy fees
Reinsurance assumed	$21	$24	$47	$50
Reinsurance ceded	2	(5)	1	(18)
Net universal life and investment-type product policy fees	$23	$19	$48	$32
Other revenues
Reinsurance assumed	$—	$28	$1	$28
Reinsurance ceded	6	39	18	39
Net other revenues	$6	$67	$19	$67
Policyholder benefits and claims
Reinsurance assumed	$10	$17	$30	$35
Reinsurance ceded	(93)	(94)	(177)	(228)
Net policyholder benefits and claims	$(83)	$(77)	$(147)	$(193)
Information regarding the significant effects of reinsurance with NELICO and former MetLife affiliates included on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2018		December 31, 2017
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$19	$—	$34	$3,254
Liabilities
Policyholder account balances	$321	$—	$436	$—
Other policy-related balances	$14	$—	$1,683	$—
Other liabilities	$(45)	$—	$(8)	$401
The Company assumes risks from NELICO related to guaranteed minimum benefits written directly by the cedent. The assumed reinsurance agreements contain embedded derivatives and changes in the estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $321 million and $436 million at June 30, 2018 and December 31, 2017, respectively. Net derivative gains (losses) associated with the embedded derivatives were $50 million and $117 million for the three months and six months ended June 30, 2018, respectively, and ($7) million and $28 million for the three months and six months ended June 30, 2017, respectively. In January 2017, the Company executed a novation and assignment agreement whereby it replaced MLIC as the reinsurer of certain variable annuities, including guaranteed minimum benefits, issued by NELICO. At the time of the novation and assignment, the transaction resulted in an increase in cash and cash equivalents of $184 million, an increase in future policy benefits of $34 million, an increase in policyholder account balances of $219 million and a decrease in other liabilities of $68 million. The Company recognized no gain or loss as a result of this transaction.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)

The Company cedes risks to MLIC related to guaranteed minimum benefits written directly by the Company. The ceded reinsurance agreements contain embedded derivatives and changes in the estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $0 and $2 million at June 30, 2018 and December 31, 2017, respectively. Net derivative gains (losses) associated with the embedded derivatives were less than ($1) million for both three months and six months ended June 30, 2018, and $0 and ($125) million for the three months and six months ended June 30, 2017, respectively.
In May 2017, the Company and BHNY recaptured from MLIC risks related to multiple life products ceded under yearly renewable term and coinsurance agreements. This recapture resulted in an increase in cash and cash equivalents of $214 million and a decrease in premiums, reinsurance and other receivables of $189 million. The Company recognized a gain of $17 million, net of income tax, as a result of this reinsurance termination.
In January 2017, MLIC recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities being reinsured by the Company. This recapture resulted in a decrease in investments and cash and cash equivalents of $568 million, a decrease in future policy benefits of $106 million, and a decrease in policyholder account balances of $460 million. In June 2017, there was an adjustment to the recapture amounts of this transaction, which resulted in an increase in premiums, reinsurance and other receivables of $140 million at June 30, 2017. The Company recognized a gain of $91 million and $89 million, net of income tax, for the three months and six months ended, as a result of this transaction.
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
Financing Arrangements
Prior to the Separation, the Company had collateral financing arrangements with MetLife that were used to support reinsurance obligations arising under previously affiliated reinsurance agreements. The Company recognized interest expense for such arrangements of $24 million and $55 million for the three months and six months ended June 30, 2017, respectively. These arrangements were terminated in April 2017.
Investment Transactions
In the ordinary course of business, the Company had previously transferred invested assets, primarily consisting of fixed maturity securities, to and from former affiliates. See Note 4 for further discussion of the related party investment transactions.
Shared Services and Overhead Allocations
Brighthouse affiliates and MetLife provide the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. The Company is charged for the MetLife services through a transition services agreement and allocated to the legal entities and products within the Company. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Expenses incurred with the Brighthouse affiliates and MetLife related to these arrangements, recorded in other expenses, were $254 million and $501 million for the three months and six months ended June 30, 2018, respectively, and $240 million and $432 million for the three months and six months ended June 30, 2017, respectively.
Brighthouse affiliates incur costs related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company is charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes that the method used to allocate expenses under this arrangement is reasonable, the allocated expenses may not be indicative of those of a stand-alone entity.  If expenses were allocated to the Company under this arrangement as incurred by Brighthouse affiliates, the Company would have incurred additional expenses under this arrangement of $53 million and $98 million for the three months and six months ended June 30, 2018, respectively. The Company would have incurred no additional expenses under this arrangement in 2017.

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
The following table summarizes income and expense from transactions with related party broker-dealers for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Fee income	$55	$56	$111	$110
Commission expense	$162	$194	$326	$320
The following table summarizes assets from transactions with related party broker-dealers at:

	June 30, 2018	December 31, 2017
	(In millions)
Fee income receivables	$18	$19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC, which is a wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the unaudited interim condensed consolidated financial statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 22, 2018 (the “2017 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (the “First Quarter Form 10-Q”) filed with the SEC on May 10, 2018; and (iv) our current reports on Form 8-K filed in 2018.
The term “Separation” refers to the separation of MetLife, Inc.’s (together with its subsidiaries and affiliates, “MetLife”) former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, Brighthouse Financial, Inc., to hold the assets (including the equity interests of certain MetLife, Inc. subsidiaries, including the Company) and liabilities associated with MetLife, Inc.’s former Brighthouse Financial segment from and after the Distribution; the term “Distribution” refers to the distribution on August 4, 2017 of 96,776,670, or 80.8%, of the 119,773,106 shares of Brighthouse Financial, Inc. common stock outstanding immediately prior to the Distribution date by MetLife, Inc. to shareholders of MetLife, Inc. as of the record date for the Distribution. The term “MetLife Divestiture” refers to the disposition by MetLife, Inc. on June 14, 2018 of all its remaining shares of Brighthouse Financial, Inc. common stock. Effective with the MetLife Divestiture, MetLife and its subsidiaries and affiliates are no longer considered related parties to Brighthouse Financial, Inc. and its subsidiaries and affiliates.
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
For operating purposes, we have established three segments: (i) Annuities, (ii) Life and (iii) Run-off, which consists of operations relating to products we are not actively selling and which are separately managed. In addition, we report certain of our results of operations not included in the segments in Corporate & Other. See “Business — Segments and Corporate & Other” included in the 2017 Annual Report and Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on our segments and Corporate & Other.
See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the adoption of new accounting pronouncements in 2018.
Changes in Accounting Standards
Our financial statements are subject to the application of GAAP, which is periodically revised by the Financial Accounting Standards Board (“FASB”).
The FASB exposed several proposed amendments to the accounting for long-duration insurance contracts in 2016, and on June 6, 2018 voted to issue a final accounting standards update (“ASU”) effective January 1, 2021. The proposed ASU would require all guarantees associated with our variable annuity business to be accounted for at fair value, with changes in fair value reported in net income (excluding the change in fair value attributable to nonperformance risk, which would be reported in other comprehensive income). The proposed ASU would also require more frequent updating of assumptions for other long-duration insurance contract liabilities and changes to the amortization of deferred acquisition costs. It is not possible at this time to predict the impact to our financial statements from the proposed ASU as the final guidance has not been issued and the implementation will likely take several years to complete. Any required adoption of changes to long-duration insurance contracts could have a material adverse effect on our stockholders’ equity and results of operations, including our net income.

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
NAIC
In 2015, the National Association of Insurance Commissioners (the “NAIC”) commissioned an initiative to identify changes to the statutory framework for variable annuities that can remove or mitigate the motivation for insurers to engage in captive reinsurance transactions. In September 2015, a third-party consultant engaged by the NAIC provided the NAIC with a preliminary report identifying motivations for using variable annuity captives. In August 2016, the third-party consultant released several sets of recommendations regarding Actuarial Guideline 43 (“AG 43”) and Life Risk-Based Capital Phase II Instructions (“RBC C3 Phase II”) reserve requirements. These recommendations generally focus on (i) mitigating the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) removing the non-economic volatility in statutory capital charges and the resulting solvency ratios, and (iii) facilitating greater harmonization across insurers and their products for greater comparability. After considering recommendations from the third-party consultant and industry, the NAIC requested the third-party consultant to undertake a study to evaluate and parameterize the recommended structural revisions further. That work occurred between February and October 2017, and in December 2017, the third-party consultant issued a report containing 28 recommended revisions to AG 43 and RBC C3 Phase II reserve requirements. Over the next few months, the NAIC held multiple public conference calls to allow state insurance regulators, industry representatives, actuaries and the third-party consultant to discuss and refine the proposed recommendations. In July 2018, the regulators on the NAIC working group and committee overseeing the revised framework proposal reached consensus on the proposed recommendations and presented such revisions for adoption by the NAIC Executive and Plenary (the “Plenary”), a body comprised of all U.S. state insurance commissioners and the NAIC Executive Committee. On August 7, 2018 the Plenary formally approved the revised framework proposal as amended by the regulators during their discussion. After adoption by the Plenary, other NAIC working groups and task forces will consider specific revisions to AG 43 and RBC C3 Phase II reserve requirements in order to implement the agreed-upon recommendations. The adopted framework will apply to all of our existing variable annuity business and may materially change the sensitivity of reserve and capital requirements to capital markets including interest rate, equity markets and volatility, our estimates of which historically did not reflect the impact of variable annuity capital reform or changes in tax rates, as well as prescribed assumptions for policyholder behavior. Since the implementation details are very early in their development, it is not possible to predict what impacts this reform will have on current risk mitigation and hedging programs. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” included in the 2017 Annual Report.
In addition, following the reduction in the federal corporate income tax rate pursuant to the Tax Cuts and Jobs Act, the NAIC reviewed the methodology by which taxes are incorporated into the risk-based capital (“RBC”) calculation. On August 7, 2018 the NAIC Plenary adopted changes to the RBC calculation effective December 31, 2018 to reflect lower corporate income tax rates, which will result in a reduction to our insurance subsidiaries’ RBC ratios. If such revisions to the NAIC’s RBC calculation would result in a reduction in the RBC ratio for one or more of our insurance subsidiaries below certain prescribed levels, we may be required to hold additional capital in such subsidiary or subsidiaries. “Risk Factors — Regulatory and Legal Risks — A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition” included in the 2017 Annual Report.
The NAIC has adopted a new approach for the calculation of life insurance reserves, known as principle-based reserving (“PBR”). PBR became operative on January 1, 2017 in those states where it has been adopted, to be followed by a three-year phase-in period for business issued on or after this date. With respect to the states in which our insurance subsidiaries are domiciled, the Delaware Department of Insurance implemented PBR on January 1, 2017, and the New York Department of Financial Services (“NYDFS”) has publicly stated its intention to implement this approach, subject to a working group of the NYDFS establishing the necessary reserves safeguards and the adopting of enabling legislation by the New York legislature. The New York legislature enacted legislation adopting PBR in June 2018, but the legislation has not yet been delivered to the Governor for approval or veto. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” included in the 2017 Annual Report.

The NAIC is considering revisions to RBC factors for bonds and real estate, as well as developing RBC charges for longevity risk. We cannot predict the impact of any potential proposals that may result from these studies.
We can give no assurances that any of our expectations will be met regarding the capital and reserve impacts or compliance costs, if any, that may result from the above initiatives.
New York Regulation 187
The NAIC, as well as certain state regulators, are currently considering implementing regulations that would apply an impartial conduct standard to recommendations made in connection with certain annuities and, in the case of New York, life insurance policies. In particular, on July 18, 2018, the NYDFS issued a final version of Regulation 187, which adopts a “best interest” standard for the sale of life insurance and annuity products in New York. The regulation requires a consumer’s best interest, and not the financial interests of a producer or insurer, to influence a producer’s recommendation as to which life insurance or annuity product a consumer should purchase. Regulation 187 will become effective for annuity products on August 1, 2019 and for life insurance products on February 1, 2020. We are continuing to assess the impact of the regulation on our business. The regulation, when implemented, may have adverse effects on our business and consolidated results of operations.
Department of Labor and ERISA Considerations
We manufacture annuities for third parties to sell to tax-qualified pension plans, retirement plans and individual retirement accounts and annuities (“IRAs”), as well as individual retirement annuities sold to individuals that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). Also, a portion of our in-force life insurance products are held by tax-qualified pension and retirement plans. While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries of a Plan subject to Title I of ERISA (an “ERISA Plan”) must perform their duties solely in the interests of the ERISA Plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.
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
The DOL issued regulations (the “Fiduciary Rule”) that became applicable on June 9, 2017 but were subsequently vacated by the Fifth Circuit Court of Appeals effective June 21, 2018. While the Fiduciary Rule was effective, it substantially expanded the definition of “investment advice,” thereby broadening the circumstances under which distributors and manufacturers could be considered fiduciaries under ERISA or the Code, and subject to an impartial or “best interests” standard in providing such advice. Under the rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, were deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability if the distributor did not recommend what was in the client’s best interests.
It is uncertain whether the DOL will propose new investment advice fiduciary regulations to replace the nullified Fiduciary Rule. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any such legislation or regulations may have on our business, results of operations and financial condition. See “— NAIC” above and “Risk Factors — Regulatory and Legal Risks — NAIC - Existing and proposed insurance regulation” in our 2017 Annual Report for a discussion of efforts by the NAIC and state regulators to include a “best interest” standard as part of their suitability requirements. This uncertainty could create confusion among our distribution partners, which could negatively impact product sales.

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
We refer to this change in methodology as the “Portfolio Realignment.” While this change had no effect on our consolidated net income (loss) or adjusted earnings, it did, and we expect will continue to, impact segment results. Prior period segment results were not recast for this change in methodology as the inventory of assets has changed over time. Therefore, it is not reasonably possible to replicate the asset transfers as of prior periods and estimating such would not provide a meaningful comparison. In the future, management will evaluate, on a periodic basis, the excess capital held by each segment and may rebalance or move capital between segments based on market changes or changes in our statutory metrics.
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

Results of Operations
Consolidated Results for the Six Months Ended June 30, 2018 and 2017
Business Overview. We continue to evaluate our product offerings with the goal to provide new products that are simpler, more transparent and provide value to our advisors, clients and shareholders. New business efforts in both 2017 and 2018 centered on the sale of our suite of structured annuities consisting of products marketed under various names (collectively, “Shield Annuities”), which increased 41% compared to the first half of 2017. In addition, as part of our distribution agreement with Massachusetts Mutual Life Insurance Company, we launched a new fixed index annuity product in the second half of 2017.
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Six Months Ended June 30,
	2018	2017
	(In millions)
Revenues
Premiums	$435	$379
Universal life and investment-type product policy fees	1,621	1,570
Net investment income	1,572	1,499
Other revenues	149	199
Net investment gains (losses)	(78)	(55)
Net derivative gains (losses)	(565)	(902)
Total revenues	3,134	2,690
Expenses
Policyholder benefits and claims	1,507	1,670
Interest credited to policyholder account balances	520	542
Capitalization of DAC	(151)	(128)
Amortization of DAC and VOBA	516	647
Interest expense on debt	(2)	57
Other expenses	997	967
Total expenses	3,387	3,755
Income (loss) before provision for income tax	(253)	(1,065)
Provision for income tax expense (benefit)	(87)	(436)
Net income (loss)	$(166)	$(629)
The table below shows the components of net income (loss), in addition to adjusted earnings.

	Six Months Ended June 30,
	2018	2017
	(In millions)
GMLB Riders	$(336)	$(889)
Other derivative instruments	(480)	(109)
Net investment gains (losses)	(78)	(55)
Other adjustments	40	(30)
Adjusted earnings before provision for income tax	601	18
Income (loss) before provision for income tax	(253)	(1,065)
Provision for income tax expense (benefit)	(87)	(436)
Net income (loss)	$(166)	$(629)

Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017
Overview. The loss before provision for income tax in the current period decreased $812 million ($463 million, net of income tax) when compared to the loss in the prior period. The lower net loss was driven primarily by higher adjusted earnings as well as favorable changes in GMLB Riders and other adjustments (described below), partially offset by unfavorable changes in other derivative instruments.
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
GMLB Riders had a favorable impact on comparative results of $553 million as favorable results from the related hedges were partially offset by decreases from DAC offsets. For a detailed discussion of GMLB Riders, see “— GMLB Riders for the Six Months Ended June 30, 2018 and 2017.”
Other Derivative Instruments. We have other derivative instruments, in addition to the hedges and embedded derivatives included in GMLB Riders, for which changes in fair value are recognized in net derivative gains (losses). Changes in the fair value of other derivative instruments had an unfavorable impact on comparative results of $371 million.
Freestanding Derivatives. Changes in the fair value of freestanding derivatives had an unfavorable impact on comparative results of $566 million, primarily due to the impact of changes in interest rates on the fair value of our interest rate swaps.
Embedded Derivatives. Changes in the fair value of embedded derivatives had a favorable impact on comparative results of $195 million, primarily due to an unfavorable impact in the prior period on our Shield Annuities liabilities from an increase in underlying equity index levels. In connection with the transition to our new variable annuity hedging program, changes in the fair value of the Shield Annuities liabilities are included in the hedging program component of GMLB Riders beginning in the third quarter of 2017 on a prospective basis.
Net Investment Gains (Losses). Net investment gains (losses) had an unfavorable impact on comparative results of $23 million, primarily due to higher current period net losses on sales of U.S. Treasuries due to portfolio repositioning actions and higher current period net losses on commercial mortgage loans. These losses were partially offset by higher current period net gains on real estate joint ventures and prior period net losses on disposals of other limited partnership interests.
Other Adjustments. Other adjustments to determine adjusted earnings had a favorable impact on comparative results of $70 million, primarily due to lower policyholder benefits and claims resulting from the adjustment for market performance related to participating products in our run-off business.
Adjusted Earnings. Adjusted earnings before provision for income tax increased $583 million ($432 million, net of income tax) for the six months ended June 30, 2018, compared to the prior period. Adjusted earnings are discussed in greater detail below.
Income Tax Expense (Benefit). Income tax benefit for the six months ended June 30, 2018 was $87 million, or 34% of income (loss) before provision for income tax, compared to an income tax benefit of $436 million, or 41% of income (loss) before provision for income tax, for the six months ended June 30, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions and utilization of tax credits.

Reconciliation of net income (loss) to adjusted earnings

	Six Months Ended June 30,
	2018	2017
	(In millions)
Net income (loss)	$(166)	$(629)
Add: Provision for income tax expense (benefit)	(87)	(436)
Income (loss) before provision for income tax	(253)	(1,065)
Less: GMLB Riders	(336)	(889)
Less: Other derivative instruments	(480)	(109)
Less: Net investment gains (losses)	(78)	(55)
Less: Other adjustments	40	(30)
Adjusted earnings before provision for income tax	601	18
Less: Provision for income tax expense (benefit)	93	(58)
Adjusted earnings	$508	$76
Consolidated Results for the Six Months Ended June 30, 2018 and 2017 — Adjusted Earnings

	Six Months Ended June 30,
	2018	2017
	(In millions)
Fee income	$1,634	$1,631
Net investment spread	650	663
Insurance-related activities	(534)	(488)
Amortization of DAC and VOBA	(301)	(894)
Other expenses, net of DAC capitalization	(848)	(894)
Adjusted earnings before provision for income tax	601	18
Provision for income tax expense (benefit)	93	(58)
Adjusted earnings	$508	$76
Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017
Overview. Adjusted earnings increased $432 million, primarily driven by lower amortization of DAC and lower expenses, partially offset by higher costs of insurance related activities.
Fee Income. Fee income was largely unchanged when compared to the prior period. Higher fees from previously recaptured universal life business were mostly offset by a decrease in other revenues due to previously recaptured variable annuity business.
Net Investment Spread. Net investment spread decreased $13 million, primarily due to (i) lower income on derivatives due to the termination of interest rate swaps, (ii) lower returns on other limited partnerships and (iii) lower income from our securities lending program as a result of a reduction in the program size and lower margins due to the impact of a flatter yield curve. This decrease was partially offset by higher income due to the lengthening of the overall portfolio duration and positive net flows.

Insurance-Related Activities. Net costs from insurance-related activities increased $46 million primarily due to unfavorable mortality experience in our run-off business and higher guaranteed minimum death benefit costs in our annuities business, driven by an increase in liability balances resulting from growth in the in-force and higher claims. These increases were partially offset by the charge in the prior period from additional ULSG loss recognition triggered by the Contribution Transaction and the favorable ongoing impacts from the second quarter 2017 recapture from Metropolitan Life Insurance Company (“MLIC”), a former affiliate, of a yearly renewable term reinsurance agreement for certain policies (“YRT Recapture”) in our life business. See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding Contribution Transaction.
Amortization of DAC and VOBA. Lower DAC and VOBA amortization had a favorable impact on comparative results of $593 million, primarily due to:

•
$588 million lower amortization in our ULSG business, from the write-down in the prior period of the remaining ULSG-related DAC as a result of additional loss recognition triggered by the Contribution Transaction;

•	$56 million lower amortization due to a favorable ceded DAC adjustment in the prior year related to participating whole life business reinsured to MLIC; partially offset by

•
$52 million higher amortization in our annuities business due to lower profits resulting from lower than expected separate account returns in the current period as well as changes in in-force and actuarial model refinements.

Other Expenses, Net of DAC Capitalization. Expenses decreased $46 million, primarily due to the allocation of establishment costs which began in the first quarter of 2018 and lower costs related to reinsurance financing arrangements which were terminated in the second quarter of 2017. These decreases were partially offset by higher operating costs as a result of being a stand-alone company.
Income Tax Expense (Benefit). Income tax expense for the six months ended June 30, 2018 was $93 million, or 15% of pre-tax adjusted earnings, compared to a benefit $58 million, or 322% of pre-tax adjusted earnings for the six months ended June 30, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the dividend received deductions and the utilization of tax credits. Generally, the effect of our tax differences on our actual tax provision are relatively unchanged but the effective tax rate can vary significantly, when expressed as a percentage, due to significant changes in   pre-tax income (loss). In 2018, our effective tax rate reflects the impact of tax reform, which lowered the U.S. statutory rate but also reduced the tax benefit for the dividend received deductions.

GMLB Riders for the Six Months Ended June 30, 2018 and 2017
The following table presents the overall impact to income (loss) before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees, and (iv) associated DAC offsets:

	Six Months Ended June 30,
	2018	2017
	(In millions)
Directly Written Liabilities (1)	$287	$243
Assumed Reinsurance Liabilities	113	266
Total Liabilities	400	509
Hedging Program	(877)	(1,809)
Ceded Reinsurance	(45)	(226)
Total Hedging Program and Reinsurance	(922)	(2,035)
Directly Written Fees	402	403
Assumed Reinsurance Fees	4	(26)
Total Fees (2)	406	377
GMLB Riders before DAC Offsets	(116)	(1,149)
DAC Offsets	(220)	260
Total GMLB Riders	$(336)	$(889)
______________
(1) Includes changes in fair value of the Shield Annuities embedded derivatives of $(69) million for the six months ended June 30, 2018. Changes in the fair value of the Shield Annuities embedded derivatives were not included in GMLB results for the six months ended June 30, 2017.
(2) Excludes living benefit fees of $35 million, included as a component of adjusted earnings, for both the six months ended June 30, 2018 and 2017, respectively.
Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017
Comparative results from GMLB Riders were favorable by $553 million. Of this amount, a favorable change of $796 million was recorded in net derivative gains (losses).
GMLB Riders Liabilities. The change in the carrying value of GMLB Riders liabilities resulted in an unfavorable impact on comparative results of $109 million, primarily due to unfavorable impacts from assumed reinsurance, partially offset by net favorable changes in the direct liabilities. The direct liabilities were favorably impacted by changes in interest rates in the current period compared to the prior period and the change in the nonperformance risk adjustment due in part to changing to use of our own creditworthiness post-Separation. These favorable impacts were partially offset by (i) less favorable changes in equity markets in the current period than in the prior period, (ii) an unfavorable change in fair value of the Shield Annuities embedded derivatives, and (iii) in-force growth of GMIB insurance liabilities.
GMLB Riders Hedging Program and Reinsurance. The change in the fair value of GMLB Riders hedging program and reinsurance had a favorable impact on comparative results of approximately $1.1 billion, primarily due to:

•	a net favorable change of $926 million from the inverse impacts of the same interest rate and equity market factors that impacted the directly written GMLB Riders liabilities; and

•	a favorable change of $181 million due to a charge recognized in the prior period in connection with the recapture from MLIC of certain ceded and assumed variable annuity insurance agreements.
GMLB Riders Fees. Fees from GMLB Riders resulted in a favorable impact of comparative results of $29 million primarily due to the impact from the recapture and novation, in the prior period, of assumed and ceded agreements covering certain of our variable annuity business.
DAC Offsets. DAC offsets, which are inversely related to the changes in certain components of GMLB Riders discussed above, resulted in an unfavorable impact on comparative results of $480 million.

Note Regarding Forward-Looking Statements
This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other oral or written statements that we make from time to time may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements using words such as “anticipate,” “estimate,” “expect,” “project,” “may,” “will,” “could,” “intend,” “goal,” “target,” “forecast,” “objective,” “continue,” “aim,” “plan,” “believe” and other words and terms of similar meaning, or that are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include, without limitation, statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operating and financial results, as well as statements regarding the expected benefits of the Separation and the recapitalization actions.
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

•
the potential material negative tax impact of the Tax Cuts and Jobs Act and other potential future tax legislation that could decrease the value of our tax attributes, lead to increased RBC requirements and cause other cash expenses, such as reserves, to increase materially and make some of our products less attractive to consumers;

•	whether the Distribution will qualify for non-recognition treatment for U.S. federal income tax purposes and potential indemnification to MetLife if the Distribution does not so qualify;

•	our ability to attract and retain key personnel; and

•	other factors described in our 2017 Annual Report, the First Quarter Form 10-Q, this report, and from time to time in documents that we file with the SEC.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2017 Annual Report and the First Quarter Form 10-Q, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” and included elsewhere herein, as well as in our subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law. Please consult any further disclosures the Company makes on related subjects in reports to the SEC.
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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2018.
MetLife continues to provide certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes and standup systems as a subsidiary of Brighthouse Financial, Inc. and identifies, documents and evaluates controls to ensure controls over our financial reporting are effective. We consider these to be a material change in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3 of the 2017 Annual Report and Note 14 to the Notes to the Consolidated Financial Statements included in the 2017 Annual Report; (ii) Part II, Item 1 of the First Quarter Form 10-Q; and (iii) Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Unclaimed Property Litigation
Total Asset Recovery Services, LLC on its own behalf and on behalf of the State of New York v. Brighthouse Financial, Inc., et al. (Supreme Court, New York County, NY, second amended complaint filed November 17, 2017). Total Asset Recovery Services, LLC (the “Relator”) has brought a qui tam action against Brighthouse Financial, Inc. and its subsidiaries and affiliates under the New York False Claims Act seeking to recover damages on behalf of the State of New York. The action originally was filed under seal on or about December 3, 2010. The State of New York declined to intervene in the action, and the Relator is now prosecuting the action. The Relator alleges that from on or about April 1, 1986 and continuing annually through on or about September 10, 2017, the defendants violated New York State Finance Law Section 189 (1) (g) by failing to timely report and deliver unclaimed insurance property to the State of New York. The Relator is seeking, among other things, treble damages, penalties, expenses and attorneys’ fees and prejudgment interest. No specific dollar amount of damages is specified by the Relator who also is suing numerous insurance companies and John Doe defendants. Brighthouse Financial, Inc. filed a motion to dismiss. The Court has entered an order of voluntary discontinuance without prejudice pursuant to which the Relator dismissed Brighthouse Financial, Inc. without prejudice but reserved its right to file a motion to amend to name other Brighthouse entities as defendants. If other Brighthouse entities are named, the Brighthouse defendants intend to defend this action vigorously.
Group Annuity Class Action
Edward Roycroft v. Brighthouse Financial, Inc., et al. (U.S. District Court, Southern District of New York, filed June 18, 2018). Edward Roycroft filed a purported class action against Brighthouse Financial, Inc., MetLife, Inc., and Metropolitan Life Insurance Company. The complaint alleges plaintiff is a beneficiary of a Martindale-Hubbell group annuity contract and did not receive payments plaintiff claims he was entitled to upon his retirement in 1999. Plaintiff seeks to represent a class of all beneficiaries who were due annuity benefits pursuant to group annuity contracts and whose annuity benefits were released from reserves. Plaintiff’s causes of action are for conversion, unjust enrichment, an accounting and for a constructive trust. Plaintiff seeks damages, attorneys’ fees, declaratory and injunctive relief and other equitable remedies. Brighthouse Financial, Inc. intends to defend this action vigorously.
In addition to the matters discussed above, various litigation, claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.
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
Item 1A. Risk Factors
We discuss in the 2017 Annual Report and our other filings with the SEC, including our First Quarter Form 10-Q, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Changes in Accounting Standards” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments” for regulatory and other updates, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included in this report, each of which is incorporated by reference herein. There have otherwise been no other material changes to our risk factors from the risk factors previously disclosed in the 2017 Annual Report, as amended or supplemented by such information in the First Quarter Form 10-Q.

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
Date: August 8, 2018