Form 10-Q
period 2018-09-30
BRIGHTHOUSE LIFE INSURANCE Co
filed 2018-11-07
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At November 7, 2018, 3,000 shares of the registrant’s common stock, $25,000 par value per share, were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at September 30, 2018 (Unaudited) and December 31, 2017 and for the Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)):	2
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	8
	Note 3 — Insurance	12
	Note 4 — Investments	14
	Note 5 — Derivatives	26
	Note 6 — Fair Value	38
	Note 7 — Long-term Debt	52
	Note 8 — Equity	52
	Note 9 — Other Revenues and Other Expenses	54
	Note 10 — Contingencies, Commitments and Guarantees	55
	Note 11 — Related Party Transactions	58
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	62
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	73
Item 4.	Controls and Procedures	73

Part II — Other Information
Item 1.	Legal Proceedings	74
Item 1A.	Risk Factors	74
Item 6.	Exhibits	75

Signatures		76

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2018 (Unaudited) and December 31, 2017
(In millions, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $59,072 and $58,599, respectively)	$60,627	$63,333
Equity securities, at estimated fair value (cost: $139 and $142, respectively)	150	161
Mortgage loans (net of valuation allowances of $55 and $46, respectively; includes $93 and $115, respectively, at estimated fair value, relating to variable interest entities)	12,934	10,640
Policy loans	1,026	1,106
Real estate joint ventures	444	433
Other limited partnership interests	1,763	1,667
Short-term investments, principally at estimated fair value	116	269
Other invested assets, principally at estimated fair value	2,113	2,519
Total investments	79,173	80,128
Cash and cash equivalents, principally at estimated fair value	1,633	1,363
Accrued investment income (includes $0 and $1, respectively, relating to variable interest entities)	649	575
Premiums, reinsurance and other receivables	12,815	12,918
Deferred policy acquisition costs and value of business acquired	5,385	5,623
Current income tax recoverable	880	735
Other assets	535	547
Separate account assets	103,898	110,156
Total assets	$204,968	$212,045
Liabilities and Equity
Liabilities
Future policy benefits	$35,123	$35,715
Policyholder account balances	38,650	37,069
Other policy-related balances	2,632	2,720
Payables for collateral under securities loaned and other transactions	4,033	4,158
Long-term debt (includes $3 and $11, respectively, at estimated fair value, relating to variable interest entities)	237	46
Deferred income tax liability	540	894
Other liabilities	4,654	4,419
Separate account liabilities	103,898	110,156
Total liabilities	189,767	195,177
Contingencies, Commitments and Guarantees (Note 10)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	19,073	19,073
Retained earnings (deficit)	(4,522)	(4,132)
Accumulated other comprehensive income (loss)	560	1,837
Total Brighthouse Life Insurance Company’s stockholder’s equity	15,186	16,853
Noncontrolling interests	15	15
Total equity	15,201	16,868
Total liabilities and equity	$204,968	$212,045
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Premiums	$218	$228	$653	$607
Universal life and investment-type product policy fees	826	811	2,447	2,381
Net investment income	828	732	2,400	2,231
Other revenues	73	64	222	263
Net investment gains (losses)	(42)	21	(120)	(34)
Net derivative gains (losses)	(665)	(162)	(1,230)	(1,064)
Total revenues	1,238	1,694	4,372	4,384
Expenses
Policyholder benefits and claims	805	1,051	2,312	2,721
Interest credited to policyholder account balances	265	269	785	811
Amortization of deferred policy acquisition costs and value of business acquired	66	50	582	697
Other expenses	509	446	1,353	1,342
Total expenses	1,645	1,816	5,032	5,571
Income (loss) before provision for income tax	(407)	(122)	(660)	(1,187)
Provision for income tax expense (benefit)	(108)	567	(195)	131
Net income (loss)	$(299)	$(689)	$(465)	$(1,318)
Comprehensive income (loss)	$(554)	$(1,285)	$(1,663)	$(1,301)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$75	$19,073	$(4,132)	$1,837	$16,853	$15	$16,868
Cumulative effect of change in accounting principle and other, net of income tax (Note 1)			75	(79)	(4)		(4)
Balance at January 1, 2018	75	19,073	(4,057)	1,758	16,849	15	16,864
Change in noncontrolling interests					—		—
Net income (loss)			(465)		(465)		(465)
Other comprehensive income (loss), net of income tax				(1,198)	(1,198)		(1,198)
Balance at September 30, 2018	$75	$19,073	$(4,522)	$560	$15,186	$15	$15,201

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$75	$18,461	$(2,919)	$1,248	$16,865	$—	$16,865
Sale of operating joint venture interest to a former affiliate		202			202		202
Return of capital		(2,737)			(2,737)		(2,737)
Capital contributions		2,933			2,933		2,933
Change in noncontrolling interests					—	15	15
Net income (loss)			(1,318)		(1,318)		(1,318)
Other comprehensive income (loss), net of income tax				17	17		17
Balance at September 30, 2017	$75	$18,859	$(4,237)	$1,265	$15,962	$15	$15,977
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$1,960	$2,435
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	11,533	12,446
Equity securities	15	58
Mortgage loans	443	562
Real estate and real estate joint ventures	87	47
Other limited partnership interests	137	194
Purchases of:
Fixed maturity securities	(11,802)	(11,969)
Equity securities	(1)	(1)
Mortgage loans	(2,771)	(1,535)
Real estate and real estate joint ventures	(31)	(224)
Other limited partnership interests	(194)	(174)
Cash received in connection with freestanding derivatives	1,140	1,805
Cash paid in connection with freestanding derivatives	(2,284)	(3,380)
Issuance of loan to affiliate	(2)	—
Sale of operating joint venture interest to a former affiliate	—	42
Net change in policy loans	80	(9)
Net change in short-term investments	154	217
Net change in other invested assets	35	31
Net cash provided by (used in) investing activities	(3,461)	(1,890)
Cash flows from financing activities
Policyholder account balances:
Deposits	4,259	3,012
Withdrawals	(2,129)	(2,315)
Net change in payables for collateral under securities loaned and other transactions	(125)	(2,741)
Long-term debt issued	200	—
Long-term debt repaid	(9)	(10)
Capital contribution	—	1,100
Returns of capital	—	(3,425)
Capital contribution associated with the sale of joint venture interest to a former affiliate	—	202
Financing element on certain derivative instruments and other derivative related transactions, net	(386)	(37)
Other, net	(39)	—
Net cash provided by (used in) financing activities	1,771	(4,214)
Change in cash, cash equivalents and restricted cash	270	(3,669)
Cash, cash equivalents and restricted cash, beginning of period	1,363	5,057
Cash, cash equivalents and restricted cash, end of period	$1,633	$1,388
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$2	$81
Income tax	$3	$35
Non-cash transactions:
Transfer of fixed maturity securities to former affiliates	$—	$293
Reduction of policyholder account balances in connection with reinsurance transactions	$—	$293
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
In 2016, MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”) announced its plan to pursue the separation of a substantial portion of its former U.S. retail business (the “Separation”). In connection with the Separation, effective April 2017, following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and Brighthouse Life Insurance Company of NY (“BHNY”) to Brighthouse Life Insurance Company. The affiliated reinsurance companies were then merged into Brighthouse Reinsurance Company of Delaware, a licensed reinsurance subsidiary of Brighthouse Life Insurance Company. On July 28, 2017, MetLife, Inc. contributed Brighthouse Holdings, LLC to Brighthouse Financial, Inc., resulting in Brighthouse Life Insurance Company becoming an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. On August 4, 2017, MetLife, Inc. completed the Separation through a distribution of the common stock of Brighthouse Financial Inc., representing 80.8% of MetLife, Inc.’s interest in Brighthouse Financial, Inc., to holders of MetLife, Inc. common stock and MetLife, Inc. retained the remaining 19.2%. On June 14, 2018, MetLife, Inc. divested its remaining shares of Brighthouse Financial, Inc. common stock (the “MetLife Divestiture”). As a result, MetLife, Inc. and its subsidiaries and affiliates are no longer considered related parties subsequent to the MetLife Divestiture.
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
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform to the 2018 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements. Additionally, effective January 1, 2018 the Company recorded an increase to other liabilities of $46 million, a decrease to deferred tax liabilities of $22 million, a decrease to accumulated other comprehensive income (“AOCI”) of $64 million, and an increase to retained earnings (deficit) of $40 million, to reflect an adjustment, net of tax, to prior year accretion of certain investments in redeemable preferred stock.
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
ASUs adopted as of September 30, 2018 are summarized in the table below.

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
January 1, 2018 using the modified retrospective method
The Company 1) reclassified net unrealized gains related to equity securities previously classified as available-for-sale (“AFS”) from AOCI to retained earnings (deficit) and 2) increased the carrying value of equity investments previously accounted for under the cost method to estimated fair value. The cumulative effect of the adoption is a net increase to retained earnings (deficit) of $38 million and a net decrease of $15 million to AOCI, after taxes.

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

ASUs issued but not yet adopted as of September 30, 2018 are summarized in the table below.

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2018-12, Financial Services -Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (1) require all guarantees that qualify as market risk benefits to be measured at fair value, (2) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (3) modify the methods of amortization for deferred acquisition costs, and (4) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances.

January 1, 2021 using a modified retrospective method for the new market risk benefit guidance and prospective methods for the increased frequency of updating assumptions, the new discount rate requirements and deferred policy acquisition costs (“DAC”) amortization changes. Early adoption is permitted.

The Company is in the early stages of evaluating the new guidance and therefore is unable to estimate the impact to its financial statements. The most significant impact will be the measurement of liabilities for variable annuity guarantees.

Upon adoption of the ASU, all guarantees associated with variable annuities will be measured at fair value, with changes in fair value reported in net income (excluding the change in fair value attributable to nonperformance risk, which would be reported in other comprehensive income). These changes will result in an impact to equity upon adoption and more volatility in net income going forward.

Additionally, certain life insurance and payout annuity contract liabilities will be affected by more frequent updating of cash flow assumptions and changes to the rate used to discount those cash flows. Most products will be impacted by the changes to deferred acquisition cost amortization.

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
Adjusted earnings, which may be positive or negative, focuses on the Company’s primary businesses principally by excluding (i) the impact of market volatility, which could distort trends, and (ii) businesses that have been or will be sold or exited by the Company, referred to as divested businesses.
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:

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

The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits and hedging costs related to GMIBs (“GMIB Costs”);

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”); and

•
Amortization of DAC and value of business acquired (“VOBA”) related to: (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments.

The tax impact of the adjustments mentioned above is calculated net of the U.S. statutory tax rate, which could differ from the Company’s effective tax rate.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2018 and 2017 and at September 30, 2018 and December 31, 2017. The segment accounting policies are the same as those used to prepare the Company’s condensed consolidated financial statements, except for the adjustments to calculate adjusted earnings described above. In addition, segment accounting policies include the methods of capital allocation described below.

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
The Portfolio Realignment had no effect on the Company’s consolidated net income (loss) or adjusted earnings, but it did impact segment results for the nine months ended September 30, 2018. It was not practicable to determine the impact of the Portfolio Realignment to adjusted earnings in prior periods; however, the Company estimates that pre-tax adjusted earnings in the Life segment for the nine months ended September 30, 2018 increased between $60 million and $75 million as a result of the change, with most of the offsetting impact in the Run-off segment. Impacts to the Annuities segment and Corporate & Other would not have been significantly different under the previous allocation method.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended September 30, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$469	$52	$(135)	$(120)	$266
Provision for income tax expense (benefit)	81	10	(29)	(30)	32
Adjusted earnings	$388	$42	$(106)	$(90)	234
Adjustments for:
Net investment gains (losses)					(42)
Net derivative gains (losses)					(665)
Other adjustments to net income					34
Provision for income tax (expense) benefit					140
Net income (loss)					$(299)

Interest revenue	$395	$96	$322	$12
Interest expense	$—	$—	$—	$—

	Operating Results
Three Months Ended September 30, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$441	$(16)	$144	$(58)	$511
Provision for income tax expense (benefit)	128	(11)	41	1,057	1,215
Adjusted earnings	$313	$(5)	$103	$(1,115)	(704)
Adjustments for:
Net investment gains (losses)					21
Net derivative gains (losses)					(162)
Other adjustments to net income					(492)
Provision for income tax (expense) benefit					648
Net income (loss)					$(689)

Interest revenue	$306	$76	$349	$20
Interest expense	$—	$(4)	$4	$—

	Operating Results
Nine Months Ended September 30, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$979	$142	$(79)	$(175)	$867
Provision for income tax expense (benefit)	168	28	(18)	(53)	125
Adjusted earnings	$811	$114	$(61)	$(122)	742
Adjustments for:
Net investment gains (losses)					(120)
Net derivative gains (losses)					(1,230)
Other adjustments to net income					(177)
Provision for income tax (expense) benefit					320
Net income (loss)					$(465)

Interest revenue	$1,128	$276	$979	$29
Interest expense	$—	$—	$—	$2

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Operating Results
Nine Months Ended September 30, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$970	$(58)	$(340)	$(43)	$529
Provision for income tax expense (benefit)	260	(27)	(130)	1,054	1,157
Adjusted earnings	$710	$(31)	$(210)	$(1,097)	(628)
Adjustments for:
Net investment gains (losses)					(34)
Net derivative gains (losses)					(1,064)
Other adjustments to net income					(618)
Provision for income tax (expense) benefit					1,026
Net income (loss)					$(1,318)

Interest revenue	$938	$230	$1,061	$122
Interest expense	$—	$(4)	$23	$37
The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Annuities	$995	$901	$2,957	$2,789
Life	307	288	885	774
Run-off	536	549	1,594	1,634
Corporate & Other	41	48	108	203
Adjustments	(641)	(92)	(1,172)	(1,016)
Total	$1,238	$1,694	$4,372	$4,384
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2018	December 31, 2017
	(In millions)
Annuities	$147,374	$149,920
Life	14,805	13,044
Run-off	31,684	36,719
Corporate & Other	11,105	12,362
Total	$204,968	$212,045
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance (continued)

Information regarding the Company’s guarantee exposure was as follows at:

	September 30, 2018				December 31, 2017
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$104,893		$60,134		$105,061		$59,691
Separate account value	$100,072		$59,026		$100,043		$58,511
Net amount at risk	$6,417	(4)	$2,394	(5)	$5,200	(4)	$2,330	(5)
Average attained age of contract holders	69 years		68 years		68 years		68 years

	September 30, 2018	December 31, 2017
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$6,133	$6,244
Net amount at risk (6)	$73,680	$75,304
Average attained age of policyholders	65 years	64 years

Variable Life Contracts
Total account value (3)	$1,068	$1,021
Net amount at risk (6)	$13,156	$13,848
Average attained age of policyholders	44 years	44 years
__________________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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
Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector at:

	September 30, 2018					December 31, 2017
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities: (2)
U.S. corporate	$22,957	$899	$452	$—	$23,404	$20,647	$1,822	$89	$—	$22,380
U.S. government and agency	9,647	1,067	209	—	10,505	14,185	1,844	116	—	15,913
RMBS	8,199	225	221	(4)	8,207	7,588	283	57	(3)	7,817
Foreign corporate	7,103	151	209	—	7,045	6,457	376	62	—	6,771
State and political subdivision	3,683	354	47	—	3,990	3,573	532	6	1	4,098
CMBS	4,235	8	99	(1)	4,145	3,259	48	17	(1)	3,291
ABS	1,976	10	8	—	1,978	1,779	19	2	—	1,796
Foreign government	1,272	103	22	—	1,353	1,111	159	3	—	1,267
Total fixed maturity securities	$59,072	$2,817	$1,267	$(5)	$60,627	$58,599	$5,083	$352	$(3)	$63,333
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

The Company held non-income producing fixed maturity securities with an estimated fair value of less than $1 million and $3 million with unrealized gains (losses) of less than ($1) million and ($2) million at September 30, 2018 and December 31, 2017, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2018:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,729	$8,201	$11,036	$23,696	$14,410	$59,072
Estimated fair value	$1,737	$8,254	$10,927	$25,379	$14,330	$60,627
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

	September 30, 2018				December 31, 2017
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$9,367	$306	$1,706	$146	$1,762	$21	$1,413	$68
U.S. government and agency	2,367	50	1,713	159	4,764	36	1,573	80
RMBS	3,778	101	1,541	116	2,308	13	1,292	41
Foreign corporate	3,348	128	529	81	636	8	559	54
State and political subdivision	1,074	34	152	13	171	3	106	4
CMBS	3,007	66	537	32	603	6	335	10
ABS	994	7	27	1	165	—	75	2
Foreign government	448	17	92	5	152	2	50	1
Total fixed maturity securities	$24,383	$709	$6,297	$553	$10,561	$89	$5,403	$260
Total number of securities in an unrealized loss position	2,939		787		903		619
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at September 30, 2018.
Gross unrealized losses on fixed maturity securities increased $913 million during the nine months ended September 30, 2018 to $1.3 billion. The increase in gross unrealized losses for the nine months ended September 30, 2018 was primarily attributable to increasing longer-term interest rates and widening credit spreads.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

At September 30, 2018, $4 million of the total $1.3 billion of gross unrealized losses were from ten fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$8,378	64.8%	$7,233	67.9%
Agricultural	2,694	20.8	2,200	20.7
Residential	1,824	14.1	1,138	10.7
Subtotal (1)	12,896	99.7	10,571	99.3
Valuation allowances (2)	(55)	(0.4)	(46)	(0.4)
Subtotal mortgage loans, net	12,841	99.3	10,525	98.9
Commercial mortgage loans held by CSEs — FVO	93	0.7	115	1.1
Total mortgage loans, net	$12,934	100.0%	$10,640	100.0%
__________________

(1)
Purchases of mortgage loans from third parties were $816 million and $1.4 billion for the three months and nine months ended September 30, 2018, respectively, and $32 million and $339 million for the three months and nine months ended September 30, 2017, respectively, and were primarily comprised of residential mortgage loans.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
September 30, 2018
Loan-to-value ratios:
Less than 65%	$7,412	$38	$15	$7,465	89.1%	$7,414	89.2%
65% to 75%	737	12	68	817	9.8	809	9.7
76% to 80%	87	—	9	96	1.1	92	1.1
Total	$8,236	$50	$92	$8,378	100.0%	$8,315	100.0%

December 31, 2017
Loan-to-value ratios:
Less than 65%	$6,167	$293	$33	$6,493	89.7%	$6,654	90.0%
65% to 75%	642	—	14	656	9.1	658	8.9
76% to 80%	42	—	9	51	0.7	50	0.7
Greater than 80%	—	9	24	33	0.5	30	0.4
Total	$6,851	$302	$80	$7,233	100.0%	$7,392	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	September 30, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$2,416	89.7%	$2,039	92.7%
65% to 75%	278	10.3	161	7.3
Total	$2,694	100.0%	$2,200	100.0%
The estimated fair value of agricultural mortgage loans was $2.7 billion and $2.2 billion at September 30, 2018 and December 31, 2017, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	September 30, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$1,792	98.2%	$1,106	97.2%
Nonperforming	32	1.8	32	2.8
Total	$1,824	100.0%	$1,138	100.0%
The estimated fair value of residential mortgage loans was $1.8 billion and $1.2 billion at September 30, 2018 and December 31, 2017, respectively.
Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both September 30, 2018 and December 31, 2017. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial or agricultural mortgage loans past due and no commercial or agricultural mortgage loans in nonaccrual status at either September 30, 2018 or December 31, 2017. The recorded investment of residential mortgage loans past due and in nonaccrual status was $32 million at both September 30, 2018 and December 31, 2017. During the three months and nine months ended September 30, 2018 and 2017, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $905 million and $1.0 billion at September 30, 2018 and December 31, 2017, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2018	December 31, 2017
	(In millions)
Fixed maturity securities	$1,540	$4,722
Fixed maturity securities with noncredit OTTI losses included in AOCI	5	2
Total fixed maturity securities	1,545	4,724
Equity securities	—	39
Derivatives	194	231
Other	(14)	(8)
Subtotal	1,725	4,986
Amounts allocated from:
Future policy benefits	(849)	(2,370)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(4)	(2)
DAC, VOBA and DSI	(131)	(260)
Subtotal	(984)	(2,632)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	2	1
Deferred income tax benefit (expense)	(158)	(495)
Net unrealized investment gains (losses)	$585	$1,860
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2018
(In millions)
Balance, December 31, 2017	$1,860
Unrealized investment gains (losses) change due to cumulative effect, net of income tax (1)	(79)
Balance, January 1, 2018	1,781
Fixed maturity securities on which noncredit OTTI losses have been recognized	3
Unrealized investment gains (losses) during the period	(3,185)
Unrealized investment gains (losses) relating to:
Future policy benefits	1,521
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(2)
DAC, VOBA and DSI	129
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	1
Deferred income tax benefit (expense)	337
Balance, September 30, 2018	$585
Change in net unrealized investment gains (losses)	$(1,196)
__________________

(1)	See Note 1 for more information related to the cumulative effect of change in accounting principle and other.
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2018 and December 31, 2017.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2018	December 31, 2017
	(In millions)
Securities on loan: (1)
Amortized cost	$3,317	$3,085
Estimated fair value	$3,664	$3,748
Cash collateral received from counterparties (2)	$3,746	$3,791
Security collateral received from counterparties (3)	$—	$29
Reinvestment portfolio — estimated fair value	$3,749	$3,823
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2018				December 31, 2017
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
(In millions)
U.S. government and agency	$1,317	$2,015	$414	$3,746	$1,626	$964	$1,201	$3,791
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2018 was $1.3 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. government and agency securities, ABS, U.S. and foreign corporate securities, and non-agency RMBS) with 58% invested in agency RMBS, U.S. government and agency securities, cash equivalents, short-term investments or held in cash at September 30, 2018. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

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

	September 30, 2018	December 31, 2017
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$8,031	$8,259
Invested assets held in trust (reinsurance agreements) (2)	3,275	2,634
Invested assets pledged as collateral (3)	4,513	3,199
Total invested assets on deposit, held in trust and pledged as collateral	$15,819	$14,092
__________________

(1)
The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $91 million and $34 million of the assets on deposit balance represents restricted cash at September 30, 2018 and December 31, 2017, respectively.

(2)
The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions. $27 million and $42 million of the assets held in trust balance represents restricted cash at September 30, 2018 and December 31, 2017, respectively.

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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2018	December 31, 2017
	(In millions)
CSEs: (1)
Assets
Mortgage loans (commercial mortgage loans)	$93	$115
Accrued investment income	—	1
Total assets	$93	$116
Liabilities
Long-term debt	$3	$11
Total liabilities	$3	$11
__________________

(1)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $72 million and $86 million at estimated fair value at September 30, 2018 and December 31, 2017, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2018		December 31, 2017
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$11,217	$11,217	$11,136	$11,136
U.S. and foreign corporate	415	415	501	501
Other limited partnership interests	1,599	2,975	1,509	2,460
Other investments (3)	77	80	71	79
Total	$13,308	$14,687	$13,217	$14,176
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
As described in Note 10, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the three months and nine months ended September 30, 2018 and 2017.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Investment income:
Fixed maturity securities	$624	$582	$1,857	$1,756
Equity securities	1	2	5	7
Mortgage loans	137	111	381	329
Policy loans	12	12	50	35
Real estate joint ventures	12	13	36	39
Other limited partnership interests	70	38	159	143
Cash, cash equivalents and short-term investments	5	8	15	25
Other	11	10	27	24
Subtotal	872	776	2,530	2,358
Less: Investment expenses	53	46	143	133
Subtotal, net	819	730	2,387	2,225
FVO CSEs — interest income — commercial mortgage loans	9	2	13	6
Net investment income	$828	$732	$2,400	$2,231

See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of related party investment expenses.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector:
State and political subdivision	$—	$—	$—	$(1)
OTTI losses on fixed maturity securities recognized in earnings	—	—	—	(1)
Fixed maturity securities — net gains (losses) on sales and disposals	(34)	21	(137)	(15)
Total gains (losses) on fixed maturity securities	(34)	21	(137)	(16)
Total gains (losses) on equity securities:
Equity securities — Mark to market and net gains (losses) on sales and disposals	(2)	3	(5)	4
Total gains (losses) on equity securities	(2)	3	(5)	4
Mortgage loans	(5)	(2)	(12)	(7)
Real estate joint ventures	—	1	42	4
Other limited partnership interests	—	—	—	(10)
Other	2	(1)	3	(6)
Subtotal	(39)	22	(109)	(31)
FVO CSEs:
Commercial mortgage loans	(4)	(1)	(12)	(2)
Long-term debt — related to commercial mortgage loans	1	—	1	—
Non-investment portfolio gains (losses)	—	—	—	(1)
Subtotal	(3)	(1)	(11)	(3)
Total net investment gains (losses)	$(42)	$21	$(120)	$(34)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Proceeds	$3,070	$4,711	$8,358	$9,074
Gross investment gains	$57	$30	$69	$50
Gross investment losses	(91)	(9)	(206)	(65)
OTTI losses	—	—	—	(1)
Net investment gains (losses)	$(34)	$21	$(137)	$(16)
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (“OCI”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Balance, beginning of period	$—	$9	$—	$28
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	—	(8)	—	(27)
Balance, end of period	$—	$1	$—	$1
Related Party Investment Transactions
The Company previously transferred invested assets, primarily consisting of fixed maturity securities, to former affiliates. During the three months and nine months ended September 30, 2018, the Company did not transfer any invested assets to former affiliates or receive transfers of invested assets from former affiliates. During the three months ended September 30, 2017, the Company did not transfer any invested assets to former affiliates or receive transfers of invested assets from former affiliates. The amortized cost and estimated fair value on transfers of invested assets to former affiliates was $294 million and $292 million, respectively, for the nine months ended September 30, 2017. The net investment gains (losses) recognized on transfers of invested assets to former affiliates was ($2) million for the nine months ended September 30, 2017.
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
The Company receives investment administrative services from MetLife Investment Advisors, LLC (“MLIA”), which was considered a related party investment manager until the completion of the MetLife Divestiture. The related investment administrative service charges were $0 and $49 million for the three months and nine months ended September 30, 2018, respectively, and $22 million and $70 million for the three months and nine months ended September 30, 2017, respectively. All of the charges reported as related party activity in 2018 occurred prior to the MetLife Divestiture. See Note 1 regarding the MetLife Divestiture.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2018			December 31, 2017
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$—	$—	$—	$175	$44	$—
Cash flow hedges:
Interest rate swaps	Interest rate	—	—	—	27	5	—
Foreign currency swaps	Foreign currency exchange rate	2,283	108	65	1,762	86	75
Subtotal		2,283	108	65	1,789	91	75
Total qualifying hedges		2,283	108	65	1,964	135	75
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	15,237	546	940	20,213	922	774
Interest rate caps	Interest rate	3,350	32	—	2,671	7	—
Interest rate futures	Interest rate	54	—	—	282	1	—
Interest rate options	Interest rate	13,819	51	104	24,600	133	63
Foreign currency swaps	Foreign currency exchange rate	1,127	67	28	1,103	69	41
Foreign currency forwards	Foreign currency exchange rate	125	1	—	130	—	2
Credit default swaps — purchased	Credit	86	3	1	65	—	1
Credit default swaps — written	Credit	1,872	31	—	1,878	40	—
Equity futures	Equity market	2,215	1	1	2,713	15	—
Equity index options	Equity market	51,044	862	1,657	47,066	794	1,664
Equity variance swaps	Equity market	9,713	143	445	8,998	128	430
Equity total return swaps	Equity market	2,516	1	63	1,767	—	79
Total non-designated or nonqualifying derivatives		101,158	1,738	3,239	111,486	2,109	3,054
Total		$103,441	$1,846	$3,304	$113,450	$2,244	$3,129
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2018 and December 31, 2017. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The following table presents earned income on derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Qualifying hedges:
Net investment income	$6	$5	$18	$16
Nonqualifying hedges:
Net derivative gains (losses)	34	67	124	253
Policyholder benefits and claims	—	1	—	8
Total	$40	$73	$142	$277

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
	(In millions)
Three Months Ended September 30, 2018
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$(2)	$2	$—	$—	$—
Total fair value hedges	(2)	2	—	—	—
Cash flow hedges (5):
Interest rate derivatives	45	—	1	—	(3)
Foreign currency exchange rate derivatives	—	—	—	—	(4)
Total cash flow hedges	45	—	1	—	(7)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(281)	—	—	—	—
Foreign currency exchange rate derivatives	2	(2)	—	—	—
Credit derivatives	8	—	—	—	—
Equity derivatives	(458)	—	—	—	—
Embedded derivatives	(13)	—	—	(2)	—
Total non-qualifying hedges	(742)	(2)	—	(2)	—
Total	$(699)	$—	$1	$(2)	$(7)
Three Months Ended September 30, 2017
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$1	$(1)	$—	$—	$—
Total fair value hedges	1	(1)	—	—	—
Cash flow hedges (5):
Interest rate derivatives	—	—	1	—	—
Foreign currency exchange rate derivatives	—	—	—	—	(50)
Total cash flow hedges	—	—	1	—	(50)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(81)	—	—	6	—
Foreign currency exchange rate derivatives	(30)	3	—	—	—
Credit derivatives	5	—	—	—	—
Equity derivatives	(711)	—	—	(64)	—
Embedded derivatives	585	—	—	(21)	—
Total non-qualifying hedges	(232)	3	—	(79)	—
Total	$(231)	$2	$1	$(79)	$(50)

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
	(In millions)
Nine Months Ended September 30, 2018
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$(12)	$12	$—	$—	$—
Total fair value hedges	(12)	12	—	—	—
Cash flow hedges (5):
Interest rate derivatives	62	—	4	—	(5)
Foreign currency exchange rate derivatives	(1)	—	—	—	33
Total cash flow hedges	61	—	4	—	28
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(1,255)	—	—	—	—
Foreign currency exchange rate derivatives	17	(4)	—	—	—
Credit derivatives	(2)	—	—	—	—
Equity derivatives	(942)	—	—	—	—
Embedded derivatives	771	—	—	(4)	—
Total non-qualifying hedges	(1,411)	(4)	—	(4)	—
Total	$(1,362)	$8	$4	$(4)	$28
Nine Months Ended September 30, 2017
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$2	$(2)	$—	$—	$—
Total fair value hedges	2	(2)	—	—	—
Cash flow hedges (5):
Interest rate derivatives	—	—	4	—	1
Foreign currency exchange rate derivatives	9	(9)	—	—	(102)
Total cash flow hedges	9	(9)	4	—	(101)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(145)	—	—	8	—
Foreign currency exchange rate derivatives	(72)	(29)	—	—	—
Credit derivatives	16	—	—	—	—
Equity derivatives	(2,123)	—	(1)	(341)	—
Embedded derivatives	1,036	—	—	(22)	—
Total non-qualifying hedges	(1,288)	(29)	(1)	(355)	—
Total	$(1,277)	$(40)	$3	$(355)	$(101)
______________

(1)	Includes gains (losses) reclassified from AOCI for cash flow hedges.

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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $0 for both the three months and nine months ended September 30, 2018, and $0 and $9 million for the three months and nine months ended September 30, 2017, respectively.
There were no hedged forecasted transactions, other than the receipt of payment of variable interest payments, for the nine months ended September 30, 2018. At December 31, 2017, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed two years.
At September 30, 2018 and December 31, 2017, the balance in AOCI associated with cash flow hedges was $194 million and $231 million, respectively.
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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2018			December 31, 2017
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$10	$677	2.4	$12	$558	2.8
Baa	21	1,195	5.2	28	1,295	4.7
Ba	—	—	—	—	25	4.5
Total	$31	$1,872	4.2	$40	$1,878	4.1
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2018		December 31, 2017
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$1,892	$3,294	$2,222	$3,080
OTC-cleared and Exchange-traded (1), (6)	22	2	69	40
Total gross estimated fair value of derivatives (1)	1,914	3,296	2,291	3,120
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1), (6)	1,914	3,296	2,291	3,120
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,568)	(1,568)	(1,942)	(1,942)
OTC-cleared and Exchange-traded	(1)	(1)	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(228)	—	(247)	—
OTC-cleared and Exchange-traded	(20)	—	(27)	(39)
Securities collateral: (5)
OTC-bilateral	(86)	(1,726)	(31)	(1,138)
OTC-cleared and Exchange-traded	—	(1)	—	—
Net amount after application of master netting agreements and collateral	$11	$—	$43	$—
__________________

(1)
At September 30, 2018 and December 31, 2017, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $68 million and $47 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($8) million and ($9) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2018 and December 31, 2017, the Company received excess cash collateral of $39 million and $93 million, respectively, and provided excess cash collateral of $0 and $5 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2018, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2018 and December 31, 2017, the Company received excess securities collateral with an estimated fair value of $69 million and $337 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2018 and December 31, 2017, the Company provided excess securities collateral with an estimated fair value of $307 million and $471 million, respectively, for its OTC-bilateral derivatives, and $79 million and $426 million, respectively, for its OTC-cleared derivatives, and $105 million and $118 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

	September 30, 2018	December 31, 2017
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,726	$1,138
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$1,999	$1,414
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2018	December 31, 2017
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$166	$227
Options embedded in debt or equity securities (1)	Investments	—	(52)
Embedded derivatives within asset host contracts		$166	$175

Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$337	$1,122
Assumed reinsurance on fixed deferred annuities	Policyholder account balances	—	1
Assumed guaranteed minimum benefits	Policyholder account balances	289	437
Fixed annuities with equity indexed returns	Policyholder account balances	1,205	674
Embedded derivatives within liability host contracts		$1,831	$2,234
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

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Net derivative gains (losses) (1), (2)	$(13)	$585	$771	$1,036
Policyholder benefits and claims	$(2)	$(21)	$(4)	$(22)
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($164) million and ($121) million for the three months and nine months ended September 30, 2018, respectively, and $525 million and $445 million for the three months and nine months ended September 30, 2017, respectively.

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	September 30, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$22,820	$584	$23,404
U.S. government and agency	3,699	6,806	—	10,505
RMBS	—	7,129	1,078	8,207
Foreign corporate	—	6,040	1,005	7,045
State and political subdivision	—	3,990	—	3,990
CMBS	—	4,015	130	4,145
ABS	—	1,917	61	1,978
Foreign government	—	1,353	—	1,353
Total fixed maturity securities	3,699	54,070	2,858	60,627
Equity securities	15	13	122	150
Short-term investments	56	60	—	116
Real estate joint ventures (1)	—	—	15	15
Other limited partnership interests (1)	—	—	25	25
Commercial mortgage loans held by CSEs — FVO	—	93	—	93
Derivative assets: (2)
Interest rate	—	629	—	629
Foreign currency exchange rate	—	176	—	176
Credit	—	24	10	34
Equity market	1	854	152	1,007
Total derivative assets	1	1,683	162	1,846
Embedded derivatives within asset host contracts (3)	—	—	166	166
Separate account assets	202	103,692	4	103,898
Total assets	$3,973	$159,611	$3,352	$166,936
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$1,044	$—	$1,044
Foreign currency exchange rate	—	92	1	93
Credit	—	1	—	1
Equity market	1	1,716	449	2,166
Total derivative liabilities	1	2,853	450	3,304
Embedded derivatives within liability host contracts (3)	—	—	1,831	1,831
Long-term debt of CSEs — FVO	—	3	—	3
Total liabilities	$1	$2,856	$2,281	$5,138

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

(3)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances on the consolidated balance sheets. At September 30, 2018 and December 31, 2017, debt and equity securities also included embedded derivatives of $0 and ($52) million, respectively.

(4)	The Company reclassified Federal Home Loan Bank (“FHLB”) stock in the prior period from equity securities to other invested assets.
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
The fair value of financial assets and financial liabilities is based on quoted market prices, where available. The Company assesses whether prices received represent a reasonable estimate of fair value through controls designed to ensure valuations represent an exit price. MLIA performs several controls, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. Independent non-binding broker quotes, also referred to herein as “consensus pricing,” are used for non-significant portion of the portfolio. Prices received from independent brokers are assessed to determine if they represent a reasonable estimate of fair value by considering such pricing relative to the current market dynamics and current pricing for similar financial instruments. Fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 5% of the total estimated fair value of Level 3 fixed maturity securities at September 30, 2018.
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
The Company reviews outputs of MLIA’s controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2018.
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
Real Estate Joint Ventures and Other Limited Partnership Interests: Fair value is generally based on the Company’s share of the net asset value (“NAV”) as provided on the financial statements of the investees.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at September 30, 2018 and December 31, 2017, transfers between Levels 1 and 2 were not significant.
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

					September 30, 2018				December 31, 2017				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	86	-	126	104	93	-	142	110	Increase
	•	Market pricing	•	Quoted prices (4)	53	-	316	101	—	-	443	76	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	59	-	107	95	3	-	107	94	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	99	-	101	100	100	-	104	101	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	100	-	100	100	100	-	100	100	Increase (5)
Derivatives
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (17)	(23)	-	2		—	-	—		Increase (6)
Credit	•	Present value techniques	•	Credit spreads (7)	97	-	99		—	-	—		Decrease (6)
	•	Consensus pricing	•	Offered quotes (8)
Equity market	•	Present value techniques or option pricing models	•	Volatility (9)	12%	-	26%		11%	-	31%		Increase (6)
			•	Correlation (10)	30%	-	30%		10%	-	30%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.08%		0%	-	0.09%		Decrease (11)
				Ages 41 - 60	0.04%	-	0.60%		0.04%	-	0.65%		Decrease (11)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (11)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (12)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (12)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (12)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (13)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(14)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (15)
			•	Nonperformance risk spread	1.05%	-	1.91%		0.64%	-	1.43%		Decrease (16)
___________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(8)
At September 30, 2018 and December 31, 2017, independent non-binding broker quotations were used in the determination of less than 1% and 1% of the total net derivative estimated fair value, respectively.

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

(17)
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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities
	(In millions)
Three Months Ended September 30, 2018
Balance, beginning of period	$1,815	$1,261	$8	$—	$120
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	—	10	2	—	(2)
Total realized/unrealized gains (losses) included in AOCI	(44)	(8)	(2)	—	—
Purchases (8)	56	287	—	—	—
Sales (8)	(50)	(114)	(6)	—	—
Issuances (8)	—	—	—	—	—
Settlements (8)	—	—	—	—	—
Transfers into Level 3 (9)	20	3	—	—	9
Transfers out of Level 3 (9)	(208)	(170)	(2)	—	(5)
Balance, end of period	$1,589	$1,269	$—	$—	$122
Three Months Ended September 30, 2017
Balance, beginning of period	$2,295	$1,481	$—	$—	$134
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	1	13	—	—	—
Total realized/unrealized gains (losses) included in AOCI	34	6	—	—	(1)
Purchases (8)	92	147	—	—	—
Sales (8)	(56)	(230)	(1)	—	(3)
Issuances (8)	—	—	—	—	—
Settlements (8)	—	—	—	—	—
Transfers into Level 3 (9)	191	—	10	—	—
Transfers out of Level 3 (9)	(19)	(14)	—	—	—
Balance, end of period	$2,538	$1,403	$9	$—	$130
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (10)	$—	$4	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (10)	$1	$10	$—	$—	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Joint Ventures (2)	Other Limited Partnership Interests (2)	Short-term Investments	Net Derivatives (3)	Net Embedded Derivatives (4)	Separate Account Assets (5)
	(In millions)
Three Months Ended September 30, 2018
Balance, beginning of period	$17	$24	$—	$(284)	$(1,498)	$4
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	—	3	—	(4)	(15)	—
Total realized/unrealized gains (losses) included in AOCI	—	(1)	—	—	—	—
Purchases (8)	—	—	—	—	—	1
Sales (8)	(2)	(1)	—	—	—	—
Issuances (8)	—	—	—	—	—	—
Settlements (8)	—	—	—	—	(152)	—
Transfers into Level 3 (9)	—	—	—	—	—	—
Transfers out of Level 3 (9)	—	—	—	—	—	(1)
Balance, end of period	$15	$25	$—	$(288)	$(1,665)	$4
Three Months Ended September 30, 2017
Balance, beginning of period	$—	$—	$91	$(780)	$(2,477)	$6
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	—	—	—	4	561	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—	—
Purchases (8)	—	—	—	—	—	2
Sales (8)	—	—	—	—	—	—
Issuances (8)	—	—	—	—	—	—
Settlements (8)	—	—	—	370	(153)	—
Transfers into Level 3 (9)	—	—	—	—	—	—
Transfers out of Level 3 (9)	—	—	(90)	—	—	(2)
Balance, end of period	$—	$—	$1	$(406)	$(2,069)	$6
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (10)	$—	$3	$—	$(4)	$(13)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (10)	$—	$—	$—	$4	$341	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities
	(In millions)
Nine Months Ended September 30, 2018
Balance, beginning of period	$1,937	$1,222	$—	$5	$124
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	2	21	—	—	(4)
Total realized/unrealized gains (losses) included in AOCI	(118)	(10)	—	—	—
Purchases (8)	164	339	—	—	—
Sales (8)	(183)	(227)	—	—	(3)
Issuances (8)	—	—	—	—	—
Settlements (8)	—	—	—	—	—
Transfers into Level 3 (9)	20	—	—	—	10
Transfers out of Level 3 (9)	(233)	(76)	—	(5)	(5)
Balance, end of period	$1,589	$1,269	$—	$—	$122
Nine Months Ended September 30, 2017
Balance, beginning of period	$2,310	$1,695	$17	$—	$137
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	(2)	22	—	—	—
Total realized/unrealized gains (losses) included in AOCI	176	43	—	—	2
Purchases (8)	235	186	—	—	4
Sales (8)	(230)	(460)	(1)	—	(13)
Issuances (8)	—	—	—	—	—
Settlements (8)	—	—	—	—	—
Transfers into Level 3 (9)	180	—	3	—	—
Transfers out of Level 3 (9)	(131)	(83)	(10)	—	—
Balance, end of period	$2,538	$1,403	$9	$—	$130
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (10)	$(1)	$14	$—	$—	$(4)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (10)	$1	$19	$—	$—	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Joint Ventures (2)	Other Limited Partnership Interests (2)	Short-term Investments	Net Derivatives (3)	Net Embedded Derivatives (4)	Separate Account Assets (5)
	(In millions)
Nine Months Ended September 30, 2018
Balance, beginning of period	$22	$28	$14	$(279)	$(2,007)	$5
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	(1)	2	—	(12)	767	—
Total realized/unrealized gains (losses) included in AOCI	—	(1)	—	—	—	—
Purchases (8)	—	—	—	3	—	1
Sales (8)	(6)	(4)	(14)	—	—	(1)
Issuances (8)	—	—	—	—	—	—
Settlements (8)	—	—	—	—	(425)	(1)
Transfers into Level 3 (9)	—	—	—	—	—	—
Transfers out of Level 3 (9)	—	—	—	—	—	—
Balance, end of period	$15	$25	$—	$(288)	$(1,665)	$4
Nine Months Ended September 30, 2017
Balance, beginning of period	$—	$—	$2	$(954)	$(2,761)	$10
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	—	—	—	100	1,029	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—	—
Purchases (8)	—	—	1	4	—	2
Sales (8)	—	—	(1)	—	—	(3)
Issuances (8)	—	—	—	—	—	—
Settlements (8)	—	—	—	444	(337)	—
Transfers into Level 3 (9)	—	—	—	—	—	1
Transfers out of Level 3 (9)	—	—	(1)	—	—	(4)
Balance, end of period	$—	$—	$1	$(406)	$(2,069)	$6
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (10)	$(1)	$2	$—	$(12)	$739	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (10)	$—	$—	$—	$98	$862	$—
________________

(1)	Comprised of U.S. and foreign corporate securities.

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

	September 30, 2018	December 31, 2017
	(In millions)
Assets (1)
Unpaid principal balance	$59	$70
Difference between estimated fair value and unpaid principal balance	34	45
Carrying value at estimated fair value	$93	$115
Liabilities (1)
Contractual principal balance	$3	$10
Difference between estimated fair value and contractual principal balance	—	1
Carrying value at estimated fair value	$3	$11
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$12,841	$—	$—	$12,816	$12,816
Policy loans	$1,026	$—	$648	$435	$1,083
Other invested assets	$77	$—	$64	$13	$77
Premiums, reinsurance and other receivables	$1,434	$—	$59	$1,549	$1,608
Liabilities
Policyholder account balances	$15,876	$—	$—	$14,736	$14,736
Long-term debt	$234	$—	$239	$—	$239
Other liabilities	$545	$—	$196	$343	$539
Separate account liabilities	$1,223	$—	$1,223	$—	$1,223

	December 31, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$10,525	$—	$—	$10,768	$10,768
Policy loans	$1,106	$—	$746	$439	$1,185
Real estate joint ventures (1)	$5	$—	$—	$22	$22
Other limited partnership interests (1)	$36	$—	$—	$28	$28
Other invested assets (2)	$71	$—	$71	$—	$71
Premiums, reinsurance and other receivables	$1,556	$—	$126	$1,783	$1,909
Liabilities
Policyholder account balances	$15,626	$—	$—	$15,760	$15,760
Long-term debt	$35	$—	$42	$—	$42
Other liabilities	$459	$—	$93	$368	$461
Separate account liabilities	$1,206	$—	$1,206	$—	$1,206
__________________

(1)
In connection with the adoption of new guidance related to the recognition and measurement of financial instruments (see Note 1), effective January 1, 2018 on a modified retrospective basis, the Company carries real estate joint ventures and other limited partnership interests previously accounted under the cost method of accounting at estimated fair value.

(2)	The Company reclassified FHLB stock in the prior period from equity securities to other invested assets.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

7. Long-term Debt
Surplus Note
On September 28, 2018, Brighthouse Life Insurance Company issued a $200 million surplus note due September 2058 to Brighthouse Holdings, LLC (the “Surplus Note”), which bears interest at a fixed rate of 7.80%, payable annually. Payments of interest and principal on the Surplus Note may be made only with the prior approval of the Delaware Department of Insurance.

Repurchase Facility
In April 2018, Brighthouse Life Insurance Company entered into a committed repurchase facility (the “Repurchase Facility”) with a financial institution, pursuant to which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $2.0 billion in respect of certain eligible securities. The Repurchase Facility has a term of three years, beginning on July 31, 2018 and ending on July 31, 2021. At September 30, 2018, there were no drawdowns under the Repurchase Facility.
8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, June 30, 2018	$671	$162	$(18)	$815
OCI before reclassifications	(298)	(7)	(8)	(313)
Deferred income tax benefit (expense)	61	2	1	64
AOCI before reclassifications, net of income tax	434	157	(25)	566
Amounts reclassified from AOCI	37	(46)	—	(9)
Deferred income tax benefit (expense)	(8)	11	—	3
Amounts reclassified from AOCI, net of income tax	29	(35)	—	(6)
Balance, September 30, 2018	$463	$122	$(25)	$560

	Three Months Ended September 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, June 30, 2017	$1,675	$217	$(31)	$1,861
OCI before reclassifications	(852)	(50)	9	(893)
Deferred income tax benefit (expense)	305	17	(4)	318
AOCI before reclassifications, net of income tax	1,128	184	(26)	1,286
Amounts reclassified from AOCI	(23)	(1)	—	(24)
Deferred income tax benefit (expense)	2	1	—	3
Amounts reclassified from AOCI, net of income tax	(21)	—	—	(21)
Balance, September 30, 2017	$1,107	$184	$(26)	$1,265

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

	Nine Months Ended September 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, December 31, 2017	$1,709	$151	$(23)	$1,837
Cumulative effect of change in accounting principle and other, net of income tax (see Note 1)	(79)	—	—	(79)
Balance, January 1, 2018	1,630	151	(23)	1,758
OCI before reclassifications	(1,633)	28	(2)	(1,607)
Deferred income tax benefit (expense)	361	(6)	—	355
AOCI before reclassifications, net of income tax	358	173	(25)	506
Amounts reclassified from AOCI	136	(65)	—	71
Deferred income tax benefit (expense)	(31)	14	—	(17)
Amounts reclassified from AOCI, net of income tax	105	(51)	—	54
Balance, September 30, 2018	$463	$122	$(25)	$560

	Nine Months Ended September 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, December 31, 2016	$1,019	$258	$(29)	$1,248
OCI before reclassifications	106	(101)	4	9
Deferred income tax benefit (expense)	(52)	35	(1)	(18)
AOCI before reclassifications, net of income tax	1,073	192	(26)	1,239
Amounts reclassified from AOCI	65	(13)	—	52
Deferred income tax benefit (expense)	(31)	5	—	(26)
Amounts reclassified from AOCI, net of income tax	34	(8)	—	26
Balance, September 30, 2017	$1,107	$184	$(26)	$1,265
__________________

(1)	See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(36)	$24	$(136)	$(22)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	(1)	1	1	Net investment income
Net unrealized investment gains (losses)	(1)	—	(1)	(44)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(37)	23	(136)	(65)
Income tax (expense) benefit	8	(2)	31	31
Net unrealized investment gains (losses), net of income tax	(29)	21	(105)	(34)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	15	—	31	—	Net derivative gains (losses)
Interest rate swaps	—	—	2	2	Net investment income
Interest rate forwards	30	—	31	—	Net derivative gains (losses)
Interest rate forwards	1	1	2	2	Net investment income
Foreign currency swaps	—	—	(1)	9	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	46	1	65	13
Income tax (expense) benefit	(11)	(1)	(14)	(5)
Gains (losses) on cash flow hedges, net of income tax	35	—	51	8
Total reclassifications, net of income tax	$6	$21	$(54)	$(26)
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
Other revenues consisted primarily of 12b-1 fees of $65 million and $195 million for the three months and nine months ended September 30, 2018, respectively, and $66 million and $197 million for the three months and nine months ended September 30, 2017, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Other Revenues and Other Expenses (continued)

Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Compensation	$95	$77	$245	$195
Commissions	199	189	582	557
Volume-related costs	27	31	83	146
Expenses on ceded and assumed reinsurance with current and former affiliates	(1)	(3)	(9)	1
Capitalization of DAC	(82)	(57)	(233)	(185)
Interest expense on debt	4	(1)	2	56
Premium taxes, licenses and fees	11	15	51	45
Professional services	119	53	212	134
Rent and related expenses	3	2	9	9
Other	134	140	411	384
Total other expenses	$509	$446	$1,353	$1,342
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2018.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)

Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of September 30, 2018, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material.
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
Sales Practices Claims
Over the past several years, the Company has faced claims and regulatory inquiries and investigations, alleging improper marketing or sales of individual life insurance policies, annuities, or other products. The Company vigorously defends against the claims in these matters. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices matters.
Group Annuity Class Action
Edward Roycroft v. Brighthouse Financial, Inc., et al. (U.S. District Court, Southern District of New York, filed June 18, 2018). Edward Roycroft filed a purported class action against Brighthouse Financial, Inc., MetLife, Inc., and Metropolitan Life Insurance Company. The complaint alleges plaintiff is a beneficiary of a Martindale-Hubbell group annuity contract and did not receive payments plaintiff claims he was entitled to upon his retirement in 1999. Plaintiff seeks to represent a class of all beneficiaries who were due annuity benefits pursuant to group annuity contracts and whose annuity benefits were released from reserves. Plaintiff’s causes of action are for conversion, unjust enrichment, an accounting and for a constructive trust. Plaintiff seeks damages, attorneys’ fees, declaratory and injunctive relief and other equitable remedies. In September 2018, plaintiff dismissed Brighthouse Financial, Inc. from the action without prejudice.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $422 million and $388 million at September 30, 2018 and December 31, 2017, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)

Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.8 billion and $1.4 billion at September 30, 2018 and December 31, 2017, respectively.
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
The Company’s recorded liabilities were $2 million at both September 30, 2018 and December 31, 2017 for indemnities, guarantees and commitments.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

11. Related Party Transactions
The Company has various existing arrangements with its Brighthouse affiliates and MetLife for services necessary to conduct its activities. Subsequent to the Separation, certain of the MetLife services continued, as provided for under a master service agreement and various transition services agreements entered into in connection with the Separation. MetLife was no longer considered a related party upon the completion of the MetLife Divestiture on June 14, 2018. All of the MetLife transactions reported as related party activity occurred prior to the MetLife Divestiture. See Note 1 for information regarding the MetLife Divestiture.
Non-Broker-Dealer Transactions
The following table summarizes income and expense from transactions with related parties (excluding broker-dealer transactions) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Income	$95	$(11)	$155	$(121)
Expense	$390	$259	$739	$668
The following table summarizes assets and liabilities from transactions with related parties (excluding broker-dealer transactions) at:

	September 30, 2018	December 31, 2017
	(In millions)
Assets	$93	$2,839
Liabilities	$—	$2,675
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
The Company has reinsurance agreements with its affiliate New England Life Insurance Company (“NELICO”) and certain MetLife subsidiaries, including MLIC, Metropolitan Tower Life Insurance Company and MetLife Reinsurance Company of Vermont, all of which were related parties until the completion of the MetLife Divestiture.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)

Information regarding the significant effects of reinsurance with NELICO and former MetLife affiliates included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Premiums
Reinsurance assumed	$1	$1	$8	$10
Reinsurance ceded	—	(106)	(201)	(423)
Net premiums	$1	$(105)	$(193)	$(413)
Universal life and investment-type product policy fees
Reinsurance assumed	$2	$32	$49	$82
Reinsurance ceded	—	1	1	(17)
Net universal life and investment-type product policy fees	$2	$33	$50	$65
Other revenues
Reinsurance assumed	$—	$—	$1	$28
Reinsurance ceded	—	—	18	39
Net other revenues	$—	$—	$19	$67
Policyholder benefits and claims
Reinsurance assumed	$8	$32	$38	$67
Reinsurance ceded	—	(89)	(177)	(317)
Net policyholder benefits and claims	$8	$(57)	$(139)	$(250)
Information regarding the significant effects of reinsurance with NELICO and former MetLife affiliates included on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2018		December 31, 2017
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$19	$—	$34	$3,254
Liabilities
Policyholder account balances	$289	$—	$436	$—
Other policy-related balances	$10	$—	$1,683	$—
Other liabilities	$(38)	$—	$(8)	$401
The Company assumes risks from NELICO related to guaranteed minimum benefits written directly by the cedent. The assumed reinsurance agreements contain embedded derivatives and changes in the estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $289 million and $436 million at September 30, 2018 and December 31, 2017, respectively. Net derivative gains (losses) associated with the embedded derivatives were $33 million and $150 million for the three months and nine months ended September 30, 2018, respectively, and $21 million and $49 million for the three months and nine months ended September 30, 2017, respectively. In January 2017, the Company executed a novation and assignment agreement whereby it replaced MLIC as the reinsurer of certain variable annuities, including guaranteed minimum benefits, issued by NELICO. At the time of the novation and assignment, the transaction resulted in an increase in cash and cash equivalents of $184 million, an increase in future policy benefits of $34 million, an increase in policyholder account balances of $219 million and a decrease in other liabilities of $68 million. The Company recognized no gain or loss as a result of this transaction.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)

The Company cedes risks to MLIC related to guaranteed minimum benefits written directly by the Company. The ceded reinsurance agreements contain embedded derivatives and changes in the estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $0 and $2 million at September 30, 2018 and December 31, 2017, respectively. Net derivative gains (losses) associated with the embedded derivatives were $0 and less than ($1) million for the three months and nine months ended September 30, 2018, respectively, and ($1) million and ($126) million for the three months and nine months ended September 30, 2017, respectively.
In May 2017, the Company recaptured from MLIC risks related to multiple life products ceded under yearly renewable term and coinsurance agreements. This recapture resulted in an increase in cash and cash equivalents of $214 million and a decrease in premiums, reinsurance and other receivables of $189 million. The Company recognized a gain of $17 million, net of income tax, as a result of this reinsurance termination.
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
Financing Arrangements
Prior to the Separation, the Company had collateral financing arrangements with MetLife that were used to support reinsurance obligations arising under previously affiliated reinsurance agreements. The Company recognized interest expense for such arrangements of $0 and $55 million for the three months and nine months ended September 30, 2017, respectively. These arrangements were terminated in April 2017.
Investment Transactions
In the ordinary course of business, the Company had previously transferred invested assets, primarily consisting of fixed maturity securities, to and from former affiliates. See Note 4 for further discussion of the related party investment transactions.
Shared Services and Overhead Allocations
Brighthouse affiliates and MetLife provide the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. The Company is charged for the MetLife services through a transition services agreement and allocated to the legal entities and products within the Company. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Costs incurred under these arrangements with the Brighthouse affiliates, as well as with MetLife prior to the MetLife Divestiture that were considered related party expenses, were $386 million and $887 million for the three months and nine months ended September 30, 2018, respectively, and $290 million and $722 million for the three months and nine months ended September 30, 2017, respectively, and were recorded in other expenses.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)

Brighthouse affiliates incur costs related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company is charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes that the method used to allocate expenses under this arrangement is reasonable, the allocated expenses may not be indicative of those of a stand-alone entity. If expenses were allocated to the Company under this arrangement as incurred by Brighthouse affiliates, the Company would have incurred additional expenses of $27 million and $56 million for the three months and nine months ended September 30, 2018, respectively. The Company would have incurred no additional expenses under this arrangement in 2017.

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
The following table summarizes income and expense from transactions with related party broker-dealers for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Fee income	$55	$56	$166	$167
Commission expense	$214	$157	$540	$477
The following table summarizes assets from transactions with related party broker-dealers at:

	September 30, 2018	December 31, 2017
	(In millions)
Fee income receivables	$18	$19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC, which is a wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the unaudited interim condensed consolidated financial statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 22, 2018 (the “2017 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (the “First Quarter Form 10-Q”) filed with the SEC on May 10, 2018; (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (the “Second Quarter Form 10-Q”) filed with the SEC on August 8, 2018; and (v) our current reports on Form 8-K filed in 2018.
The term “Separation” refers to the separation of MetLife, Inc.’s (together with its subsidiaries and affiliates, “MetLife”) former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, Brighthouse Financial, Inc., to hold the assets (including the equity interests of certain former MetLife subsidiaries, including the Company) and liabilities associated with MetLife’s former Brighthouse Financial segment from and after the Distribution; the term “Distribution” refers to the distribution on August 4, 2017 of 96,776,670, or 80.8%, of the 119,773,106 shares of Brighthouse Financial, Inc. common stock outstanding immediately prior to the Distribution date by MetLife, Inc. to shareholders of MetLife, Inc. as of the record date for the Distribution. The term “MetLife Divestiture” refers to the disposition by MetLife, Inc. on June 14, 2018 of all its remaining shares of Brighthouse Financial, Inc. common stock. Effective with the MetLife Divestiture, MetLife, Inc. and its subsidiaries and affiliates are no longer considered related parties to Brighthouse Financial, Inc. and its subsidiaries and affiliates.
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
For operating purposes, we have established three segments: (i) Annuities, (ii) Life and (iii) Run-off, which consists of operations relating to products we are not actively selling and which are separately managed. In addition, we report certain of our results of operations not included in the segments in Corporate & Other. See “Business — Segments and Corporate & Other” included in the 2017 Annual Report along with Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on our segments and Corporate & Other.
See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the adoption of new accounting pronouncements in 2018.
Changes in Accounting Standards
Our financial statements are subject to the application of accounting principles generally accepted in the United States of America (“GAAP”), which is periodically revised by the Financial Accounting Standards Board (“FASB”).
The FASB exposed several proposed amendments to the accounting for long-duration insurance contracts in 2016, and on August 15, 2018 issued a final accounting standards update (“ASU”) effective January 1, 2021. The ASU will result in significant changes to the accounting for long-duration insurance contracts, including a requirement for all guarantees associated with our variable annuity business to be measured at fair value. The Company is in the early stages of evaluating the new guidance and therefore is unable to estimate the impact to its financial statements. The ASU could result in a material adverse effect on our stockholder’s equity and results of operations, including our net income.

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
Adjusted earnings, which may be positive or negative, is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. This financial measure focuses on our primary businesses principally by excluding (i) the impact of market volatility, which could distort trends, and (ii) businesses that have been or will be sold or exited by us, referred to as divested businesses.
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:

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

The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

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
The tax impact of the adjustments mentioned is calculated net of the U.S. statutory tax rate, which could differ from our effective tax rate.
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
Other Financial Disclosures
The following additional information is relevant to an understanding of our performance results:

•
We sometimes refer to sales activity for various products. Statistical sales information for life sales are calculated using the LIMRA (Life Insurance Marketing and Research Association) definition of sales for core direct sales, excluding company-sponsored internal exchanges, corporate-owned life insurance, bank-owned life insurance, and private placement variable universal life insurance. Annuity sales consist of 10% of direct statutory premiums, excluding company sponsored internal exchanges. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

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
Results of Operations
Annual Actuarial Review
Generally, in the third quarter of each year we conduct an annual actuarial review (“AAR”). As a result of the 2017 AAR related to our variable annuity business, we made certain changes to policyholder behavior, harmonized models and assumptions between GAAP and statutory and reflected Brighthouse specific variables after the completion of the Separation from our former parent.
The 2018 AAR for our variable annuity business reflected the alignment to the statutory variable annuity capital reform framework. These changes included lower lapse and utilization assumptions, consistent with updated Brighthouse policyholder experience and industry participants, as well as updates to the equity market scenario generator as reflected in the framework. We also updated the tax rate to reflect the statutory rate change due to the Tax Cuts and Jobs Act (“Tax Act”). In our life business, we updated assumptions related to market returns, policyholder behavior and expenses.

Consolidated Results for the Nine Months Ended September 30, 2018 and 2017
Business Overview. We continue to evaluate our product offerings with the goal to provide new products that are simpler, more transparent and provide value to our advisors, clients and shareholders. New business efforts in both 2017 and 2018 centered on the sale of our suite of structured annuities consisting of products marketed under various names (collectively, “Shield Annuities”), which increased 38% compared to the nine months ending September 30, 2017. In addition, as part of our distribution agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”), we launched a new fixed index annuity product in the second half of 2017.
A significant portion of our net income is driven by separate account balances, particularly in our variable annuity business. Most directly, these balances determine asset-based fee income, but also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Average separate account balances decreased in the current period, compared to the prior period, driven by negative net flows and policy charges, partially offset by increases from market performance.
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax. Certain amounts presented in prior periods within the discussion of our results of operations have been reclassified to conform with the current year presentation.

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Revenues
Premiums	$653	$607
Universal life and investment-type product policy fees	2,447	2,381
Net investment income	2,400	2,231
Other revenues	222	263
Net investment gains (losses)	(120)	(34)
Net derivative gains (losses)	(1,230)	(1,064)
Total revenues	4,372	4,384
Expenses
Policyholder benefits and claims	2,312	2,721
Interest credited to policyholder account balances	785	811
Capitalization of DAC	(233)	(185)
Amortization of DAC and VOBA	582	697
Interest expense on debt	2	56
Other expenses	1,584	1,471
Total expenses	5,032	5,571
Income (loss) before provision for income tax	(660)	(1,187)
Provision for income tax expense (benefit)	(195)	131
Net income (loss)	$(465)	$(1,318)

The table below shows the components of net income (loss), in addition to pre-tax adjusted earnings.

	Nine Months Ended September 30,
	2018	2017
	(In millions)
GMLB Riders	$(919)	$(1,507)
Other derivative instruments	(534)	(141)
Net investment gains (losses)	(120)	(34)
Other adjustments	46	(34)
Adjusted earnings before provision for income tax	867	529
Income (loss) before provision for income tax	(660)	(1,187)
Provision for income tax expense (benefit)	(195)	131
Net income (loss)	$(465)	$(1,318)
Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017
Overview. Our pre-tax loss was lower in the current period by $527 million, driven primarily by (i) favorable changes in GMLB Riders, (ii) an increase in pre-tax adjusted earnings and (iii) favorable changes related to market value adjustments for participating products. These changes were partially offset by unfavorable changes in other derivative instruments and net investment losses. Our net loss was lower by $853 million, primarily due to a non-cash tax charge in connection with the Separation recognized in the prior period.
GMLB Riders. Results from GMLB Riders reflect (i) changes in the carrying value of guaranteed minimum living benefits (“GMLBs”) liabilities, including GMIBs, guaranteed minimum withdrawal benefits and guaranteed minimum accumulation benefits; (ii) changes in the fair value of the hedges and reinsurance of GMLB liabilities; (iii) the fees earned from GMLB liabilities; and (iv) the related DAC and VOBA amortization offsets to certain of the preceding components (collectively, “GMLB Riders”).
GMLB Riders had a favorable impact on comparative results of $588 million as favorable changes from the hedging program were partially offset by unfavorable changes in the DAC offsets and GMLB liabilities. For a detailed discussion of GMLB Riders, see “— GMLB Riders for the Nine Months Ended September 30, 2018 and 2017.”
Other Derivative Instruments. We have other derivative instruments, in addition to the hedges and embedded derivatives included in GMLB Riders, for which changes in fair value are recognized in net derivative gains (losses). Changes in the fair value of other derivative instruments had an unfavorable impact on comparative results of $393 million.
Freestanding Derivatives. Changes in the fair value of freestanding derivatives had an unfavorable impact on comparative results of $588 million, primarily due to the impact of changes in interest rates on the fair value of our interest rate swaps.
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
Net Investment Gains (Losses). Net investment gains (losses) had an unfavorable impact on comparative results of $86 million, primarily due to higher current period net losses on sales of U.S. Treasuries due to portfolio repositioning actions and higher current period net losses on commercial mortgage loans. These unfavorable impacts were partially offset by higher current period net gains on real estate joint ventures and prior period net losses on disposals of other limited partnership interests.
Other Adjustments. Other adjustments to determine adjusted earnings had a favorable impact on comparative results of $80 million, primarily due to lower policyholder benefits and claims resulting from the adjustment for market performance related to participating products in our run-off business.
Pre-tax Adjusted Earnings. Pre-tax adjusted earnings increased $338 million ($1.4 billion, net of income tax) for the nine months ended September 30, 2018, compared to the prior period. Adjusted earnings are discussed in greater detail below.

Income Tax Expense (Benefit). Income tax benefit for the nine months ended September 30, 2018 was $195 million, or 30% of income (loss) before provision for income tax, compared to income tax expense of $131 million for the nine months ended September 30, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions and utilization of tax credits. In 2018, our effective tax rate reflects the impact of the Tax Act, which lowered the U.S. statutory rate and reduced the tax benefit for the dividend received deductions. The inclusion of the non-cash tax charge in connection with the Separation recognized in the prior period resulted in an effective tax rate percentage that is not meaningful for comparison purposes and accordingly has not been included.
Reconciliation of net income (loss) to adjusted earnings

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Net income (loss)	$(465)	$(1,318)
Add: Provision for income tax expense (benefit)	(195)	131
Income (loss) before provision for income tax	(660)	(1,187)
Less: GMLB Riders	(919)	(1,507)
Less: Other derivative instruments	(534)	(141)
Less: Net investment gains (losses)	(120)	(34)
Less: Other adjustments	46	(34)
Adjusted earnings before provision for income tax	867	529
Less: Provision for income tax expense (benefit)	125	1,157
Adjusted earnings	$742	$(628)
Consolidated Results for the Nine Months Ended September 30, 2018 and 2017 — Adjusted Earnings

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Fee income	$2,472	$2,441
Net investment spread	998	949
Insurance-related activities	(872)	(783)
Amortization of DAC and VOBA	(378)	(738)
Other expenses, net of DAC capitalization	(1,353)	(1,340)
Adjusted earnings before provision for income tax	867	529
Provision for income tax expense (benefit)	125	1,157
Adjusted earnings	$742	$(628)
Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017
Overview. Adjusted earnings increased $1.4 billion, primarily driven by a non-cash tax charge in connection with the Separation recognized in the prior period as well as lower amortization of DAC. These changes were partially offset by higher costs from insurance-related activities.
Fee Income. Fee income increased $31 million, primarily due to recurring impacts of lower ceded fees from the recapture of various reinsurance agreements in our universal life businesses, partially offset by the impact from favorable adjustments recognized in the prior period in connection with recapture activity in our variable annuity business.
Net Investment Spread. Net investment spread increased $49 million, primarily due to (i) higher average invested assets resulting from positive net flows in the general account, (ii) the repositioning of the investment portfolio into higher yielding assets and (iii) higher returns on other limited partnership interests. This increase was partially offset by lower derivatives income due to the termination of interest rate swaps and lower income from our securities lending program resulting from a reduction in program size and lower margins due to the impact of a flatter yield curve.

Insurance-Related Activities. Net costs from insurance-related activities increased $89 million, primarily due to the net unfavorable impact from the recapture of reinsurance agreements in our life businesses as well as net unfavorable underwriting in our universal life with secondary guarantees (“ULSG”) business. This increase was partially offset by lower guaranteed minimum death benefit liabilities resulting from the AAR in our annuities business.
Amortization of DAC and VOBA. Lower DAC and VOBA amortization had a favorable impact on comparative results of $360 million, primarily due to:

•
$588 million lower amortization in our ULSG business, from the write-down in the prior period of the remaining related DAC as part of additional loss recognition triggered by the contribution from MetLife of certain affiliated reinsurance companies and BHNY to BLIC (the “Contribution Transaction”); and

•	$84 million lower amortization from a favorable ceded DAC adjustment in the prior year related to participating whole life business; partially offset by

•	$246 million higher amortization from less favorable changes in the current period, than the prior period, resulting from the AAR in our annuities business.
Other Expenses, Net of DAC Capitalization. Expenses increased $13 million, primarily due to higher operating costs as a result of being a stand-alone company partially offset by lower costs related to reinsurance financing arrangements that were terminated in the second quarter of 2017.
Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2018 was $125 million, or 14% of pre-tax adjusted earnings, compared to $1.2 billion for the nine months ended September 30, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions and utilization of tax credits. In 2018, our effective tax rate reflects the impact of the Tax Act, which lowered the U.S. statutory rate however reduced the tax benefit for the dividend received deductions. The inclusion of the non-cash tax charge in connection with the Separation recognized in the prior period resulted in an effective tax rate percentage that is not meaningful for comparison purposes and accordingly has not been included.

GMLB Riders for the Nine Months Ended September 30, 2018 and 2017
The following table presents the overall impact to income (loss) before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees, and (iv) associated DAC offsets:

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Directly Written Liabilities (1)	$59	$403
Assumed Reinsurance Liabilities	147	38
Total Liabilities	206	441
Hedging Program (2)	(1,472)	(2,595)
Ceded Reinsurance	(65)	(39)
Total Hedging Program and Reinsurance	(1,537)	(2,634)
Directly Written Fees	618	623
Assumed Reinsurance Fees	6	6
Total Fees (3)	624	629
GMLB Riders before DAC Offsets	(707)	(1,564)
DAC Offsets	(212)	57
Total GMLB Riders	$(919)	$(1,507)
______________

(1)
Includes changes in fair value of the Shield Annuities embedded derivatives of ($531) million and ($142) million for the nine months ended September 30, 2018 and 2017, respectively. Changes in the fair value of the Shield Annuities embedded derivatives were not included in GMLB results for the first six months of 2017.

(2)
Certain hedges of GMIB insurance liabilities were historically reported in policyholder benefits and claims. Amounts reported in policyholder benefits and claims were ($324) million for the nine months ended September 30, 2017. Consistent with the hedge strategy now focused on a statutory target, with less emphasis on matching GAAP liabilities, all hedge program amounts are recorded in net derivative gains (losses) beginning in 2018.

(3)	Excludes living benefit fees of $52 million and $54 million, included as a component of adjusted earnings, for nine months ended September 30, 2018 and 2017, respectively.
Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017
Comparative results from GMLB Riders, before provision for income tax, were favorable by $588 million. Of this amount, a favorable change of $198 million was recorded in net derivative gains (losses).
GMLB Riders Liabilities. The change in the carrying value of GMLB Riders liabilities resulted in an unfavorable impact on comparative results of $235 million, primarily due to an increase in the directly written liabilities from the AAR in the current period, compared to a decrease in the prior period, as well as an unfavorable change in the fair value of our Shield Annuities embedded derivatives. These unfavorable impacts were partially offset by favorable changes in equity markets and interest rates on both our direct and assumed liabilities.
GMLB Riders Hedging Program and Reinsurance. The change in the fair value of GMLB Riders hedging program and reinsurance had a favorable impact on comparative results of $1.1 billion, primarily due to relative changes in equity markets and interest rates.
GMLB Riders Fees. Fees from GMLB Riders were largely unchanged.
DAC Offsets. DAC offsets, which are inversely related to the changes in certain components of GMLB Riders liabilities discussed above, resulted in an unfavorable impact on comparative results of $269 million.

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

•	whether the Distribution will qualify for non-recognition treatment for U.S. federal income tax purposes and potential indemnification to MetLife if the Distribution does not so qualify;

•	our ability to attract and retain key personnel; and

•	other factors described in our 2017 Annual Report, our subsequent Quarterly Reports on Form 10-Q, and from time to time in documents that we file with the SEC.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2017 Annual Report, our subsequent Quarterly Reports on Form 10-Q, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” and included elsewhere herein, as well as in our subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law. Please consult any further disclosures the Company makes on related subjects in reports to the SEC.
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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2018.
MetLife continues to provide certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes and implement systems, establish and implement third-party arrangements as a subsidiary of Brighthouse Financial, Inc. and identify, document and evaluate controls to ensure controls over our financial reporting are effective. We consider these to be a material change in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3 of the 2017 Annual Report and Note 14 to the Notes to the Consolidated Financial Statements included in the 2017 Annual Report; (ii) Part II, Item 1 of the First Quarter Form 10-Q; (iii) Part II, Item 1 of the Second Quarter Form 10-Q; and (iv) Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Group Annuity Class Action
Edward Roycroft v. Brighthouse Financial, Inc., et al. (U.S. District Court, Southern District of New York, filed June 18, 2018). Edward Roycroft filed a purported class action against Brighthouse Financial, Inc., MetLife, Inc., and Metropolitan Life Insurance Company. The complaint alleges plaintiff is a beneficiary of a Martindale-Hubbell group annuity contract and did not receive payments plaintiff claims he was entitled to upon his retirement in 1999. Plaintiff seeks to represent a class of all beneficiaries who were due annuity benefits pursuant to group annuity contracts and whose annuity benefits were released from reserves. Plaintiff’s causes of action are for conversion, unjust enrichment, an accounting and for a constructive trust. Plaintiff seeks damages, attorneys’ fees, declaratory and injunctive relief and other equitable remedies. In September 2018, plaintiff dismissed Brighthouse Financial, Inc. from the action without prejudice.
In addition to the matter discussed above, various litigation, claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.
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
Item 1A. Risk Factors
We discuss in the 2017 Annual Report and our other filings with the SEC, including our subsequent Quarterly Reports on Form 10-Q, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Changes in Accounting Standards” included in this report and the Second Quarter Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments” in the First Quarter Form 10-Q and the Second Quarter Form 10-Q for regulatory and other updates, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included in this report, each of which is incorporated by reference herein. There have otherwise been no other material changes to our risk factors from the risk factors previously disclosed in the 2017 Annual Report, as amended or supplemented by such information in our subsequent Quarterly Reports on Form 10-Q.

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
Date: November 7, 2018