Form 10-K
period 2018-12-31
BRIGHTHOUSE LIFE INSURANCE Co
filed 2019-03-05
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 5, 2019, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.

REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

As used in this Annual Report on Form 10-K, unless otherwise mentioned or unless the context indicates otherwise, “BLIC,” the “Company,” “we,” “us” and “our” refer to Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA (“MetLife USA”) or MetLife Insurance Company of Connecticut (“MICC”)), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). We use the term “BHF” to refer solely to Brighthouse Financial, Inc., and not to any of its subsidiaries. The term “Separation” refers to the separation of MetLife, Inc.’s (together with its subsidiaries and affiliates, “MetLife”) former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, BHF, as well as the distribution on August 4, 2017 of 96,776,670 shares, or 80.8%, of the 119,773,106 shares of BHF common stock outstanding immediately prior to the distribution date by MetLife, Inc. to holders of MetLife, Inc. common stock as of the record date for the distribution. In June 2018, MetLife divested all its remaining shares of BHF common stock.
Note Regarding Forward-Looking Statements
This report and other oral or written statements that we make from time to time may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements using words such as “anticipate,” “estimate,” “expect,” “project,” “may,” “will,” “could,” “intend,” “goal,” “target,” “guidance,” “forecast,” “preliminary,” “objective,” “continue,” “aim,” “plan,” “believe” and other words and terms of similar meaning, or that are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include, without limitation, statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operating and financial results, as well as statements regarding the expected benefits of the Separation.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of BLIC. These statements are based on current expectations and the current economic environment and involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others:

•	differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models;

•	higher risk management costs and exposure to increased market and counterparty risk due to guarantees within certain of our products;

•	the effectiveness of our variable annuity exposure management strategy and the impact of such strategy on net income volatility and negative effects on our statutory capital;

•	the reserves we are required to hold against our variable annuities as a result of actuarial guidelines;

•	a sustained period of low equity market prices and interest rates that are lower than those we assumed when we issued our variable annuity products;

•	the potential material adverse effect of changes in accounting standards, practices and/or policies applicable to us, including changes in the accounting for long-duration contracts;

•	the effect adverse capital and credit market conditions may have on our ability to meet liquidity needs and our access to capital;

•	the impact of changes in regulation and in supervisory and enforcement policies on our insurance business or other operations;

•	the effectiveness of our risk management policies and procedures;

•	the availability of reinsurance and the ability of our counterparties to our reinsurance or indemnification arrangements to perform their obligations thereunder;

•
heightened competition, including with respect to service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, financial strength ratings, e-business capabilities and name recognition;

•	the ability of our insurance subsidiaries to pay dividends to us;

•	our ability to market and distribute our products through distribution channels;

•
any failure of third parties to provide services we need, any failure of the practices and procedures of these third parties and any inability to obtain information or assistance we need from third parties, including MetLife;

•	whether all or any portion of the tax consequences of the Separation are not as expected, leading to material additional taxes or material adverse consequences to tax attributes that impact us;

•
the uncertainty of the outcome of any disputes with MetLife over tax-related or other matters and agreements, including the potential of outcomes adverse to us that could cause us to owe MetLife material tax reimbursements or payments, or disagreements regarding MetLife’s or our obligations under our other agreements;

•	the impact on our business structure, profitability, cost of capital and flexibility due to restrictions we have agreed to that preserve the tax-free treatment of certain parts of the Separation;

•
the potential material negative tax impact of potential future tax legislation that could decrease the value of our tax attributes and cause other cash expenses, such as reserves, to increase materially and make some of our products less attractive to consumers;

•	whether the Separation will qualify for non-recognition treatment for federal income tax purposes and potential indemnification to MetLife if the Separation does not so qualify;

•
the impact of the Separation on our business and profitability due to MetLife’s strong brand and reputation, the increased costs related to replacing arrangements with MetLife with those of third parties and incremental costs as a public company;

•	whether the operational, strategic and other benefits of the Separation can be achieved, and our ability to implement our business strategy;

•	our ability to attract and retain key personnel; and

•	other factors described in this report and from time to time in documents that we file with the U.S. Securities and Exchange Commission (“SEC”).
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our subsequent SEC filings. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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
The Company offers a range of individual annuities and individual life insurance products. The Company is organized into three reporting segments: Annuities; Life; and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other. See “— Segments and Corporate & Other,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.
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
Until the completion of the Separation on August 4, 2017, BHF was a wholly-owned subsidiary of MetLife, Inc. Prior to the completion of the Separation, MetLife, Inc. undertook several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) to include, Brighthouse Life Insurance Company, Brighthouse Life Insurance Company of NY (“BHNY”), New England Life Insurance Company (“NELICO”), Brighthouse Investment Advisers, LLC (formerly known as MetLife Advisers, LLC) and certain affiliated reinsurance companies in the separated business. In connection with the Restructuring, effective April 2017 following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and BHNY to Brighthouse Life Insurance Company (the “Contribution Transactions”). The affiliated reinsurance companies were then merged into Brighthouse Reinsurance Company of Delaware (“BRCD”), a licensed reinsurance subsidiary of Brighthouse Life Insurance Company. See Note 3 of the Notes to the Consolidated Financial Statements for further information.
On April 28, 2017, BRCD entered into a new financing arrangement with a pool of highly rated third-party reinsurers and a total capacity of $10.0 billion. This financing arrangement consists of credit-linked notes that each have a term of 20 years.
Additionally, in June 2017 in connection with the Separation: (i) MetLife, Inc. forgave the $750 million principal amount of 8.595% surplus notes issued by Brighthouse Life Insurance Company; and (ii) Brighthouse Holdings, LLC (“Brighthouse Holdings”) contributed $600 million in cash to Brighthouse Life Insurance Company. On July 28, 2017, MetLife, Inc. contributed Brighthouse Holdings to BHF, resulting in Brighthouse Life Insurance Company becoming an indirect wholly-owned subsidiary of BHF.
On August 4, 2017, MetLife, Inc. completed the Separation through the distribution of 96,776,670 of the 119,773,106 shares of BHF’s common stock, representing 80.8% of MetLife, Inc.’s interest in BHF, to holders of MetLife, Inc.’s common stock.
On August 10, 2017, September 8, 2017 and October 26, 2017 the Company received capital contributions of $400 million, $100 million and $200 million, respectively, in cash from Brighthouse Holdings.
Segments and Corporate & Other
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
Annuities are used by consumers for pre-retirement wealth accumulation and post-retirement income management. The “fixed” and “variable” classifications describe generally whether we or the contract holders bear the investment risk of the assets supporting the contract and determine the manner in which we earn profits from these products, as investment spreads for fixed products or as asset-based fees charged to variable products. Index-linked annuities allow the contract holder to participate in returns from equity indices and, in the case of Shield Annuities (a suite of single premium deferred annuity contracts that provides for accumulation of retirement savings or other long-term investment purposes), provide a specified level of market downside protection. Income annuities provide a guaranteed monthly income for a specified period of years and/or for the life of the annuitant.
Life
The Life segment consists of insurance products and services, including term, universal, whole and variable life products designed to address policyholders’ needs for financial security and protected wealth transfer, which may be provided on a tax-advantaged basis. In addition to contributing to our revenues and earnings, mortality protection-based products offered by our Life segment diversify the longevity and other risks in our Annuities segment.
Run-off
This segment consists of operations related to products which we are not actively selling, and which are separately managed, including structured settlements, pension risk transfer contracts, company-owned life insurance policies, funding agreements, and universal life with secondary guarantees (“ULSG”).
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and interest expense related to the majority of our outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, long-term care and workers compensation business reinsured through 100% quota share reinsurance agreements, and term life insurance sold direct to consumers, which is no longer being offered for new sales.
Additional Segment Information
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2018, 2017 and 2016. Substantially all of our premiums, universal life and investment-type product policy fees and other revenues originated in the U.S. Financial information, including revenues, expenses, adjusted earnings, and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product groups, is provided in Note 2 of the Notes to the Consolidated Financial Statements. Adjusted earnings is a performance measure that is not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non- GAAP and Other Financial Disclosures” for a definition of such measure.
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
We also reinsure portions of the living and death benefit guarantees issued in connection with variable annuities to unaffiliated reinsurers. Under these arrangements, we typically pay a reinsurance premium based on fees associated with the guarantees collected from contract holders and receive reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. We reinsure 100% of certain variable annuity risks to a former affiliate. We also assume 100% of the living and death benefit guarantees issued in connection with certain variable annuities issued by our affiliate, NELICO.
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
We reinsure, through 100% quota share reinsurance agreements, certain run-off long-term care and workers’ compensation business that we have originally written. For products in our Run-off segment other than ULSG, we have periodically engaged in reinsurance activities on an opportunistic basis.
Affiliated Reinsurance
Affiliated reinsurance companies are affiliated insurance companies licensed under specific provisions of insurance law of their respective jurisdictions, such as the Special Purpose Financial Captive law adopted by several states including Delaware. Our reinsurance subsidiary, BRCD, was formed to manage our capital and risk exposures and to support our various operations, through the use of affiliated reinsurance arrangements and related reserve financing. See “Risk Factors — Risks Related to Our Business — We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases and new financings may be subject to limited market capacity” and “Regulation — Insurance Regulation.”
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

Regulation

Overview
We and our life insurance subsidiaries, BRCD and BHNY, are regulated primarily at the state level, with some products and services also subject to federal regulation. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. See “Risk Factors — Regulatory and Legal Risks.”
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
We are and each of our insurance subsidiaries is licensed and regulated in each U.S. jurisdiction where it conducts insurance business. Brighthouse Life Insurance Company is licensed to issue insurance products in all U.S. states (except New York), the District of Columbia, the Bahamas, Guam, Puerto Rico, the British Virgin Islands and the U.S. Virgin Islands. BHNY is only licensed to issue insurance products in New York. The primary regulator of an insurance company, however, is the insurance regulator in its state of domicile. Brighthouse Life Insurance Company is domiciled in Delaware and regulated by the Delaware Department of Insurance, and BHNY is domiciled in New York, and regulated by the New York State Department of Financial Services (“NYDFS”). In addition, BRCD, which provides reinsurance to us, is domiciled in Delaware and regulated by the Delaware Department of Insurance.
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

•	regulating advertising and marketing of insurance products;

•	protecting privacy;

•	establishing statutory capital (including RBC) reserve requirements and solvency standards;

•	specifying the conditions under which a ceding company can take credit for reinsurance in its statutory financial statements (i.e., reduce its reserves by the amount of reserves ceded to a reinsurer);

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	adopting and enforcing suitability standards with respect to the sale of annuities and other insurance products;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.
We are required to file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which we do business, and our operations and accounts are subject to periodic examination by such authorities. We must also file, and in many jurisdictions and for some lines of insurance obtain regulatory approval for, rules, rates and forms relating to the insurance written in the jurisdictions in which we operate.

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
Holding Company Regulation
Insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (i.e., insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. The National Association of Insurance Commissioners (“NAIC”) adopted revisions to the NAIC Insurance Holding Company System Model Act and the Insurance Holding Company System Model Regulation in December 2010 and December 2014. Certain of the states, including Delaware, have adopted insurance holding company laws and regulations in a substantially similar manner to the model law and regulation. Other states, including New York, have adopted modified versions, although their supporting regulation is substantially similar to the model regulation.
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
Under the Delaware Insurance Code, Brighthouse Life Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend as long as the amount of the dividend when aggregated with all other dividends paid in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not including pro rata distributions of Brighthouse Life Insurance Company’s own securities. Brighthouse Life Insurance Company will be permitted to pay a stockholder dividend in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner and the Delaware Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)”) as of the immediately preceding calendar year requires insurance regulatory approval. Under the Delaware Insurance Code, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
Effective for dividends paid during 2016 and going forward, the New York Insurance Law was amended permitting BHNY, without prior insurance regulatory clearance, to pay stockholder dividends to its parent in any calendar year based on either of two standards. Under one standard, BHNY is permitted, without prior insurance regulatory clearance, to pay dividends out of earned surplus (defined as positive “unassigned funds (surplus)”), excluding 85% of the change in net unrealized capital gains or losses (less capital gains tax), for the immediately preceding calendar year), in an amount up to the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not to exceed 30% of surplus to policyholders as of the end of the immediately preceding calendar year. In addition, under this standard, BHNY may not, without prior insurance regulatory clearance, pay any dividends in any calendar year immediately following a calendar year for which its net gain from operations, excluding realized capital gains, was negative. Under the second standard, if dividends are paid out of other than earned surplus, BHNY may, without prior insurance regulatory clearance, pay an amount up to the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). In addition, BHNY will be permitted to pay a dividend to its parent in excess of the amounts allowed under both standards only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Financial Services (the “Superintendent”) and the Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing. Under New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. Dividends are not anticipated to be paid by BHNY in 2019.
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
Own Risk and Solvency Assessment Model Act
In September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been enacted by Delaware and New York. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. To date, all of the states where Brighthouse has domestic insurers have enacted ORSA.
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
One such initiative is 2010’s Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which effected the most far-reaching overhaul of financial regulation in the U.S. in decades. Dodd-Frank established the Federal Insurance Office (“FIO”) within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the United States, as well as to collect information about the insurance industry, negotiate covered agreements with one or more foreign governments and recommend prudential standards. While the FIO does not have general supervisory or regulatory authority over the business of insurance, it performs various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council (“FSOC”) and making recommendations to the FSOC regarding which insurers should be subject to more stringent standards as systemically important financial institutions.

On September 22, 2017, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative entered into a bilateral covered agreement on insurance and reinsurance with the European Union (the “Covered Agreement”), which addresses, among other things, reinsurance collateral requirements and insurance group supervision. In connection with the announcement of its signature, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative released a “Statement of the United States on the Covered Agreement with the European Union” (the “Policy Statement”). To comply with the terms of the Covered Agreement, the Policy Statement encourages each U.S. state to adopt applicable credit for reinsurance laws and regulations and to phase out the amount of collateral required for full credit for reinsurance cessions to European Union (“EU”) reinsurers. It also states that the U.S. expects that the group capital calculation under development by the NAIC will satisfy the Covered Agreement’s group capital assessment requirement. The Covered Agreement is to be fully applicable to the U.S. and the EU 60 months after signature. However, some parts of the agreement are subject to further procedural requirements, and so full implementation of the Covered Agreement may occur, if at all, only after a significant period of time. In anticipation of the United Kingdom’s withdrawal from the EU (commonly referred to as “Brexit”), on December 18, 2018, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative entered into a substantially similar bilateral covered agreement on insurance and reinsurance with the United Kingdom and released a similar policy statement.
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
In December 2017, the NAIC approved revisions to its Life and Health Insurance Guaranty Association Model Act governing assessments for long-term care insurance. The revisions broaden the assessment base for long-term care insurance insolvencies to include both life and health insurers, provide for the inclusion of HMOs in the assessment base, and include no change to the premium tax offset. Several states are now considering legislation to codify these changes into law, and more states are expected to consider legislation in their 2019 legislative sessions.
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
Insurance Regulatory Examinations and Other Activities
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. During the years ended December 31, 2018, 2017 and 2016, Brighthouse Life Insurance Company did not receive any material adverse findings resulting from state insurance department examinations of it or any of its insurance subsidiaries.
Regulatory authorities in a small number of states, the Financial Industry Regulatory Authority, Inc. (“FINRA”) and, occasionally, the SEC, have had investigations or inquiries relating to sales and/or administration of individual life insurance policies, annuities or other products by us or our affiliates. These investigations have focused on the conduct of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, and sales and replacements of annuities and certain riders on such annuities. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner.
In addition, claims payment practices by insurance companies have received increased scrutiny from regulators. See Note 14 of the Notes to the Consolidated Financial Statements for further information regarding unclaimed property inquiries and related litigation and sales practices claims.

Policy and Contract Reserve Adequacy Analysis
Annually, we and our insurance subsidiaries, including BRCD, are required to conduct an analysis of the adequacy of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the contractual obligations and related expenses of the insurance subsidiary. The adequacy of the statutory reserves is considered in light of the assets held by the insurer with respect to such reserves and related actuarial items including, but not limited to, the investment earnings on such assets, and the consideration anticipated to be received and retained under the related policies and contracts. An insurance company may increase reserves in order to submit an opinion without qualification. Since the inception of this requirement, we and our insurance subsidiaries, which are required by our respective states of domicile to provide these opinions, have provided such opinions without qualifications.
NAIC
The NAIC is an organization, whose mission is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”), which states have largely adopted by regulation. However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices, which may differ from the Manual. Changes to the Manual or modifications by the various states may impact our statutory capital and surplus.
In 2015, the NAIC commissioned an initiative to identify changes to the statutory framework for variable annuities that can remove or mitigate the motivation for insurers to engage in captive reinsurance transactions. In September 2015, a third-party consultant engaged by the NAIC provided the NAIC with a preliminary report identifying motivations for using variable annuity captives. In August 2016, the third-party consultant released several sets of recommendations regarding Actuarial Guideline 43 (“AG 43”) and Life Risk Based Capital Phase II Instructions (“RBC C3 Phase II”) reserve requirements. These recommendations generally focus on (i) mitigating the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) removing the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitating greater harmonization across insurers and their products for greater comparability. After considering recommendations from the third-party consultant and industry, the NAIC requested the third-party consultant to undertake a study to evaluate and parameterize the recommended structural revisions further. That work occurred between February and October 2017, and in December 2017, the third-party consultant issued a report containing 28 recommended revisions to AG 43 and RBC C3 Phase II reserve requirements. Over the next few months, the NAIC held multiple public conference calls to allow state insurance regulators, industry representatives, actuaries and the third-party consultant to discuss and refine the proposed recommendations. In July 2018, the regulators on the NAIC working group and committee overseeing the revised framework proposal reached consensus on the proposed recommendations and presented such revisions for adoption by the NAIC Executive and Plenary (the “Plenary”), a body comprised of all U.S. state insurance commissioners and the NAIC Executive Committee. On August 7, 2018 the Plenary formally approved the revised framework proposal as amended by the regulators during their discussion. Since adoption by the Plenary, other NAIC working groups and task forces have been working on drafting specific revisions to AG 43 and RBC C3 Phase II reserve requirements in order to implement the agreed-upon recommendations. The adopted framework will apply to all of our existing variable annuity business and may materially change the sensitivity of reserve and capital requirements to capital markets including interest rate, equity markets and volatility, our estimates of which historically did not reflect the impact of variable annuity capital reform or changes in tax rates, as well as prescribed assumptions for policyholder behavior. Since the implementation details are very early in their development, it is not possible to predict what impacts this reform will have on current risk mitigation and hedging programs. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
In addition, following the reduction in the statutory tax rate pursuant to the Tax Cuts and Jobs Act (the “Tax Act”), the NAIC reviewed the methodology by which taxes are incorporated into the RBC calculation. On August 7, 2018 the NAIC Plenary adopted changes to the RBC calculation effective December 31, 2018 to reflect the lower statutory tax rate, which resulted in a reduction to our and our insurance subsidiaries’ RBC ratios. As of the date of the most recent annual statutory financial statements filed with insurance regulators, our total adjusted capital (“TAC”) and the TAC of each of our insurance subsidiaries was in excess of RBC levels required by regulators.

The NAIC has adopted a new approach for the calculation of life insurance reserves, known as principle-based reserving (“PBR”). PBR became operative on January 1, 2017 in those states where it has been adopted, to be followed by a three-year phase-in period for business issued on or after this date. The Delaware Department of Insurance implemented PBR on January 1, 2017, and New York enacted legislation adopting PBR in December 2018. At the same time, the NYDFS adopted a temporary regulation to implement PBR while it develops a final regulation. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
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
Surplus and Capital; Risk-Based Capital
The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. We are subject to RBC requirements and other minimum statutory capital and surplus requirements imposed under Delaware insurance law and BHNY is subject to similar requirements imposed under New York insurance law. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk, including equity, interest rate and expense recovery risks associated with variable annuities that contain guaranteed minimum death and living benefits. The RBC framework is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose TAC does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, our TAC and the TAC of each of our insurance subsidiaries was in excess of each of those RBC levels. See “Statutory Equity and Income” in Note 11 of the Notes to the Consolidated Financial Statements.
Regulation of Investments
We are subject to state laws and regulations that require diversification of investment portfolios and limits the amount of investments that we may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that our investments complied, in all material respects, with such regulations at December 31, 2018.
NYDFS Insurance Regulation 210
On March 19, 2018, NYDFS Insurance Regulation 210: Life Insurance and Annuity Non-Guaranteed Elements took effect. The regulation establishes standards for the determination and readjustment of non-guaranteed elements (“NGEs”) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued in New York. In addition, the regulation establishes guidelines for related disclosure to NYDFS and policy owners prior to any adverse change in NGEs. The regulation applies to all individual life insurance policies, individual annuity contracts and certain group life insurance and group annuity certificates that contain NGEs. NGEs include premiums, expense charges, cost of insurance rates and interest credits.
Cybersecurity Regulation
On February 16, 2017, the NYDFS announced the adoption of a new cybersecurity regulation for financial services institutions, including banking and insurance entities, under its jurisdiction. The new regulation became effective on March 1, 2017 and was implemented in stages. Among other things, this new regulation requires these entities to establish and maintain a cybersecurity program designed to protect consumers’ private data. The new regulation specifically provides for: (i) implementation and maintenance of, and a governance framework for overseeing, the cybersecurity program and a cybersecurity policy based on a risk assessment conducted periodically; (ii) development of access controls and other technology standards for data protection, and the monitoring and testing of the cybersecurity program, in accordance with the entity’s risk assessment; (iii) implementation of policies and procedures designed to ensure the security of private data accessible to or held by third-party service providers; (iv) minimum standards for cyber breach responses, including an incident response plan, preservation of data to respond to such breaches, and notice to NYDFS of material events; and (v) annual certifications of regulatory compliance to the NYDFS. In addition to New York’s cybersecurity regulation, the NAIC adopted the Insurance Data Security Model Law in October 2017. Under the model law, companies that are compliant with the NYDFS cybersecurity regulation are deemed also to be in compliance with the model law. The purpose of the model law is to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. A number of states have enacted the model laws and additional states are considering it in 2019.
Department of Labor and ERISA Considerations
We manufacture annuities for third parties to sell to tax-qualified pension plans, retirement plans and retirement accounts and individual retirement annuities (“IRAs”), as well as individual retirement annuities sold to individuals that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Tax Code”). Also, a portion of our in-force life insurance products and annuity products are held by tax-qualified pension and retirement plans. While we currently believe manufacturers do not have as much exposure to ERISA and the Tax Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Tax Code, including the requirement under ERISA that fiduciaries of a Plan subject to Title I of ERISA (an “ERISA Plan”) must perform their duties solely in the interests of the ERISA Plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Tax Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation (“PBGC”).
In addition, the prohibited transaction rules of ERISA and the Tax Code generally restrict the provision of investment advice to ERISA qualified plans, plan participants and IRA owners if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen. Similarly, without an exemption, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts, as well as insurance policies and annuity contracts we may sell in the future.
On July 11, 2016, the DOL, the IRS and the PBGC proposed revisions to the Form 5500, the form used for ERISA annual reporting. The DOL included the proposed revisions in its Fall 2017 regulatory agenda released December 14, 2017. The revisions affect employee pension and welfare benefit plans, including our ERISA plans and require audits of information, self-directed brokerage account disclosure requirements and additional extensive disclosure. Efforts to finalize the proposed revisions have been suspended. We cannot predict the effect these proposals, if enacted, will have on our business, or what other proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on our results of operations and financial condition.
In addition, the DOL has issued a number of regulations that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations which require service providers to disclose fee and other information to plan sponsors took effect in 2012.
In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are “plan assets.” Therefore, these assets are subject to certain fiduciary obligations under ERISA, which requires fiduciaries to perform their duties solely in the interest of ERISA plan participants and beneficiaries. On January 5, 2000, the Secretary of Labor issued final regulations indicating, in cases where an insurer has issued a policy backed by the insurer’s general account to or for an employee benefit plan, the extent to which assets of the insurer constitute plan assets for purposes of ERISA and the Tax Code. The regulations apply only with respect to a policy issued by an insurer on or before December 31, 1998 (“Transition Policy”). No person will generally be liable under ERISA or the Tax Code for conduct occurring prior to July 5, 2001, where the basis of a claim is that insurance company general account assets constitute plan assets. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31, 1998 will generally be subject to fiduciary obligations under ERISA, unless the policy is a guaranteed benefit policy.
The regulations indicate the requirements that must be met so that assets supporting a Transition Policy will not be considered plan assets for purposes of ERISA and the Tax Code. These requirements include detailed disclosures to be made to the employee benefits plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 days’ notice and receive without penalty, at the policyholder’s option, either (i) the unallocated accumulated fund balance (which may be subject to market value adjustment), or (ii) a book value payment of such amount in annual installments with interest. We have taken and continue to take steps designed to ensure compliance with these regulations.

Standard of Conduct Regulation
As a result of overlapping efforts by the DOL, the NAIC, individual states, and the SEC to impose fiduciary-like requirements in connection with the sale of annuities and life insurance policies, which are each discussed in more detail below, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our business and the firms that distribute our products. As a manufacturer of annuity and life insurance products, we do not directly distribute our products to consumers. However, regulations establishing standards of conduct regulations in connection with the distribution and sale of these products could affect our business by imposing greater compliance, oversight, disclosure and notification requirements on us. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations may have on our business, results of operations and financial condition. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth — Standard of Conduct Regulation.”
Department of Labor Fiduciary Rule
The DOL issued regulations on April 6, 2016 that became applicable on June 9, 2017 (the “Fiduciary Rule”) but were subsequently vacated by the Fifth Circuit Court of Appeals effective June 21, 2018. While the Fiduciary Rule was in effect, it substantially expanded the definition of “investment advice,” thereby broadening the circumstances under which distributors and manufacturers of insurance and annuity products could be considered fiduciaries under ERISA or the Tax Code, and subject to an impartial conduct or “best interests” standard in providing such advice. Under the rule, certain communications with plans, plan participants and IRA owners, including the marketing of products, and marketing of investment management or advisory services, were deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor did not recommend what was in the client’s best interests. It is uncertain whether the DOL will propose new investment advice fiduciary regulations to replace the nullified Fiduciary Rule.
State Law Standard of Conduct Rules and Regulations
The NAIC, as well as certain state regulators, are also considering implementing regulations that would apply an impartial conduct standard to recommendations made in connection with certain annuities and, in the case of New York, life insurance policies. In particular, on July 18, 2018, the NYDFS issued a final version of Regulation 187 (“Regulation 187”), which adopts a “best interest” standard for the sale of life insurance and annuity products in New York. The regulation generally requires a consumer’s best interest, and not the financial interests of a producer or insurer, to influence a producer’s recommendation as to which life insurance or annuity product a consumer should purchase. In addition, Regulation 187 imposes a best interest standard on certain consumer in-force transactions. Regulation 187 will become effective for annuity products on August 1, 2019 and for life insurance products on February 1, 2020. We are continuing to assess the impact of the regulation on our business. The regulation, when implemented, may have adverse effects on our business and consolidated results of operations. In November 2018, the three primary agent groups in New York launched a legal challenge against the NYDFS over the adoption of Regulation 187. It is not possible to predict whether this challenge will be successful.
Proposed SEC Rules Addressing Standards of Conduct for Broker-Dealers
On April 18, 2018, the SEC released a comprehensive set of proposed rules for broker-dealers and investment advisers that would, among other things, (i) enhance the existing standard of conduct for broker-dealers that provide securities recommendations or advice to retail investors to require them to act in the best interest of their clients and mitigate conflicts of interest; (ii) clarify the nature of the fiduciary obligations owed by registered investment advisers to their clients; (iii) impose new disclosure requirements on broker-dealers and investment advisers aimed at ensuring investors understand the nature of their relationship with their investment professionals; and (iv) restrict certain broker-dealers and their financial professionals from using the terms “adviser” or “advisor.” The proposed rules would affect the distribution and sale of our products. Although the full impact of the proposed rules can only be measured when the implementing regulations are adopted, the intent of the provisions is to impose an enhanced standard of care on broker-dealers which is more similar to that of an investment adviser. Among other things, this would require broker-dealers to mitigate conflicts of interest arising from financial incentives in selling securities products. The SEC projects that the proposal will be finalized by September 2019.

Federal Tax Reform
On December 22, 2017, President Trump signed the Tax Act into law, resulting in sweeping changes to the Tax Code. The Tax Act reduced the corporate tax rate to 21%, limited deductibility of interest expense, increased capitalization amounts for deferred acquisition costs, eliminated the corporate alternative minimum tax, provided for determining reserve deductions as 92.81% of statutory reserves, and reduced the dividend received deduction. Most of the changes in the Tax Act were effective as of January 1, 2018.
Our actual results may differ from our current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions we have preliminarily made.
Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of derivatives and imposes additional costs, including new reporting and margin requirements, and will likely impose additional regulation on us. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements for (i) the mandatory clearing of certain derivatives transactions (derivatives that must be cleared and settled through central clearing counterparties), and (ii) mandatory exchange of margin for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties) entered into after the applicable phase-in period. The initial margin requirements for OTC-bilateral transactions will be applicable to us in September 2020. The increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, will likely require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for cleared and OTC-bilateral derivatives transactions. Centralized clearing of certain derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of entering into derivative transactions (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
Dodd-Frank also mandated the SEC and the U.S. Commodity Futures Trading Commission (“CFTC”) to study whether “stable value contracts” should be treated as swaps under the Dodd-Frank regulatory framework. Pursuant to the new definition of “swap” and related SEC and CFTC interpretive regulations, products we offer that are stable value contracts are not currently treated as swaps. Should other products become regulated as swaps, we cannot predict how the rules would be applied to them or the effect on such products’ profitability or attractiveness to our clients.
Federal banking regulators have adopted new rules that apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with certain banking institutions and certain of their affiliates. These rules, which became effective on January 1, 2019, generally require the banking institutions and their applicable affiliates to include contractual provisions in their qualified financial contracts that limit or delay certain rights of their counterparties arising in connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy, insolvency, resolution or similar proceeding. To the extent that any of the derivatives, securities lending agreements or repurchase agreements that we enter into are subject to these rules, it could increase our risk or limit our recovery in the event of a default by such banking institutions or their applicable affiliates.
Securities and Investment Advisor Regulation
Some of our activities in offering and selling variable insurance products, as well as certain fixed interest rate contracts, are subject to extensive regulation under the federal securities laws administered by the SEC and/or state securities law. We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by these registered separate accounts are registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”). We also issue fixed interest rate or index-linked contracts with features that require them to be registered as securities under the Securities Act. Certain variable contract separate accounts sponsored by us are exempt from registration under the Securities Act and the Investment Company Act but may be subject to other provisions of the federal securities laws. In addition, because our variable contracts are required to be sold by broker-dealers that are FINRA members, sales of our variable contracts also are subject to the requirements of FINRA rules.

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
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. Litigation may be brought by, or on behalf, of one or more entities, seeking to recover unclaimed or abandoned funds and interest. The claimant or claimants also may allege entitlement to other damages or penalties, including for alleged false claims.
Company Ratings
Financial strength ratings represent the opinion of rating agencies regarding the ability of an insurance company to pay obligations under insurance policies and contracts in accordance with their terms. The level and composition of our and our insurance subsidiaries’ regulatory capital are among the many factors considered in determining our financial strength ratings. Each agency has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. Rating agencies may increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Rating Agencies” and “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations.”

Item 1A. Risk Factors
Overview
You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report on Form 10-K. These risk factors are important to understanding the contents of this Annual Report on Form 10-K and our other reports. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
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

We use actuarial models to assist us in establishing reserves for liabilities arising from our insurance policies and annuity contracts. We periodically review the effectiveness of these models, their underlying logic and assumptions and, from time to time, implement refinements to our models based on these reviews. We only implement refinements after rigorous testing and validation and, even after such validation and testing our models remain subject to inherent limitations. Accordingly, no assurances can be given as to whether or when we will implement refinements to our actuarial models, and, if implemented, the extent of such refinements. Furthermore, if implemented, any such refinements could cause us to increase the reserves we hold for our insurance policy and annuity contract liabilities which would adversely affect our RBC ratio and the amount of variable annuity assets we hold in excess of our target funding levels and, in the case of any material model refinements, could materially adversely affect our financial condition and results of operations.
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
Guarantees within certain of our products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk and counterparty risk
Certain of the variable annuity products we offer include guaranteed benefits, including guaranteed minimum death benefits (“GMDBs”), guaranteed minimum withdrawal benefits (“GMWBs”) and guaranteed minimum accumulation benefits (“GMABs”). While we continue to have guaranteed minimum income benefits (“GMIBs”) in force with respect to which we are obligated to perform, we no longer offer GMIBs. We also offer index-linked annuities with guarantees against a defined floor on losses. These guarantees are designed to protect contract holders against significant changes in equity markets and interest rates. Any such periods of significant and sustained negative or low separate account returns, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with variable annuity products. In addition, if the separate account assets consisting of fixed income securities, which support the guaranteed index-linked return feature are insufficient to reflect a period of sustained growth in the equity-index on which the product is based, we may be required to support such separate accounts with assets from our general account and increase our liabilities. An increase in these liabilities would result in a decrease in our net income and could materially and adversely affect our financial condition, including our capitalization and our ability to receive statutory dividends from our operating insurance companies, as well as the financial strength ratings which are necessary to support our product sales.
Additionally, we make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products (e.g., utilization of option to annuitize within a GMIB product). An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option utilization assumptions. On an annual basis we review key actuarial assumptions used to record our variable annuity liabilities, including those assumptions regarding policyholder behavior. Changes to assumptions based on our annual actuarial review (the “AAR”) in future years could result in an increase in the liabilities we record for future policy benefits and claims to a level that may materially and adversely affect our results of operations and financial condition which, in certain circumstances, could impair our solvency. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Annual Actuarial Review.”
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

In addition, capital markets hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Furthermore, we are subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, could produce economic losses not addressed by the risk management techniques employed. These, individually or collectively, may have a material adverse effect on our results of operations, including net income, capitalization, financial condition or liquidity including our ability to receive dividends from our insurance subsidiaries.
Our variable annuity exposure management strategy may not be effective, may result in net income volatility and may negatively affect our statutory capital
The principal focus of our exposure risk management program is to maintain assets supporting our variable annuity contract guarantees at a variable annuity target funding level (the “Variable Annuity Target Funding Level”).
We aim to hold assets supporting our variable annuity contracts at our Variable Annuity Target Funding Level to sustain asset adequacy during modest market downturns without the use of derivative instruments and, accordingly, reduce the need for hedging the daily or weekly fluctuations from small movements in capital markets. We focus our hedging activities primarily on mitigating the risk from larger movements in capital markets, which may deplete contract holder account values and may increase long-term guarantee claims. We also use longer dated derivative instruments. However, our hedging strategy may not be fully effective. In connection with our exposure risk management program we may determine to seek the approval of applicable regulatory authorities to permit us to increase our hedge limits consistent with those contemplated by the program. No assurance can be given that the approvals we request, if any, will be obtained and whether any such approvals would be subject to qualifications, limitations or conditions. In addition, the hedging instruments we enter into may not effectively offset the costs of variable annuity contract guarantees or may otherwise be insufficient in relation to our obligations. If our capital is depleted in the event of persistent market downturns, we may need to replenish it by holding additional capital, which we may have allocated for other uses, or purchasing additional hedging protection through the use of more expensive derivatives with strike levels at the current market level. Under our hedging strategy, changes from period to period in the valuation of our policyholder benefits and claims and net derivative gains (losses) may result in more significant volatility, which in certain circumstances could be material, to our results of operations and financial condition under GAAP and our statutory capital levels than has been the case historically.
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
Finally, the cost of our hedging program may be greater than anticipated because adverse market conditions can limit the availability and increase the costs of the derivatives we intend to employ, and such costs may not be recovered in the pricing of the underlying products we offer. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition, capitalization and liquidity. See “— Guarantees within certain of our products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk and counterparty risk.”
Our ULSG asset requirement target may not ensure we have sufficient assets to meet our future ULSG policyholder obligations and may result in net income volatility
We actively manage the market risk sensitivity related to our in-force ULSG exposure specifically to adapt to changes in interest rates.
We have utilized our NY Regulation 126 Cash Flow Testing modeling approach as the basis for setting our ULSG asset requirement target (“ULSG Target”) for BRCD. We set our ULSG Target to equal the actuarially determined statutory reserves under stressed conditions, which, taken together with the ULSG asset requirement target of our affiliated reinsurers, comprises our total ULSG Target. Under this approach we assume that interest rates remain flat or decline as compared to current levels and our actuarial assumptions include a provision for adverse deviation.
We seek to mitigate exposure to interest rate risk associated with these liabilities by maintaining our ULSG Assets at or in excess of our ULSG Target in different interest rate environments. “ULSG Assets” are defined as (i) total general account assets and BRCD supporting statutory reserves and capital and (ii) interest rate derivative instruments dedicated to mitigating ULSG interest rate exposures.

Our ULSG Target is sensitive to the actual and future expected level of long-term U.S. interest rates. If interest rates fall, our ULSG Target increases, and if interest rates rise, our ULSG Target declines. We primarily use interest rate swaps, swaptions and other derivatives to better protect statutory capitalization from potential losses due to an increase in reserves to achieve our ULSG Target in lower interest rate environments. We have implemented a dedicated interest rate risk mitigation program for our ULSG business. This risk mitigation strategy may negatively impact our GAAP equity and net income in circumstances in which interest rates are rising. Under rising interest rates, our ULSG Target will likely decline, whereas our reported ULSG GAAP liabilities are predominately insensitive to market conditions.
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
The FASB issued an accounting standards update (“ASU”) on August 15, 2018 that will result in significant changes to the accounting for long-duration insurance contracts, including that all of our variable annuity guarantees will be considered market risk benefits and measured at fair value, whereas today a significant amount of our variable annuity guarantees are carried as insurance. The ASU is expected to be effective as of January 1, 2021 and the Company is in the early stages of evaluating the new guidance and is therefore currently not able to estimate the impact to its financial statements. At current market interest rate levels, the ASU could result in a material decrease in the Company’s stockholder’s equity. In addition, the ASU could also result in increased market sensitivity of our financial statements and results of operations. As a result, in the future we may consider making significant changes to our business including, without limitation, our variable annuity exposure management strategy.
Elements of our business strategy may not be effective in accomplishing our objectives
Our objective is to leverage our competitive strengths to distinguish ourselves in the individual annuity and life insurance markets and, over the longer term, to generate more distributable cash from our business. We seek to achieve this by being a focused product manufacturer with an emphasis on independent distribution, while having the goal of achieving a competitive expense ratio through financial discipline. We aim to achieve our goals by focusing on target market segments, concentrating on product manufacturing, maintaining a strong balance sheet and using the scale of our seasoned in-force business to support the effectiveness of our risk management program, and focusing on operating cost and flexibility.

There can be no assurance that our strategy will be successful as it may not adequately alleviate the risks relating to focused product offerings; volatility of, and capital requirements with respect to, variable annuities; risk of loss with respect to use of derivatives in hedging transactions; and greater dependence on a relatively small number of independent distributors to market our products and generate most of our sales. Furthermore, such distributors may be subject to differing commission structures depending on the product sold and there can be no assurance that these new commission structures will be acceptable. See “— General Risks — Brighthouse may experience difficulty in marketing and distributing products through our distribution channels.” Brighthouse may also be unable to reduce operating costs and enhance efficiencies, at least initially, due to the increased costs as a result of the Separation, as well as the cost and duration of transitional services agreements. For these reasons, no assurances can be given that we will be able to execute our strategy or that our strategy will achieve our objectives.
A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations
Financial strength ratings are published by various nationally recognized statistical rating organizations (“NRSROs”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs’ opinions regarding an insurance company’s ability to meet contract holder and policyholder obligations and are important to maintaining public confidence in our products and our competitive position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Rating Agencies.”
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
An inability to access credit facilities could result in a reduction in our liquidity and lead to downgrades in Brighthouse’s credit ratings and our financial strength ratings
As of December 31, 2018, Brighthouse had approximately $4.0 billion of total long-term consolidated indebtedness outstanding. On February 1, 2019, BHF entered into a new term loan agreement with respect to a new $1.0 billion five-year unsecured term loan facility, which replaced its former $600 million unsecured term loan facility, which was scheduled to expire on December 2, 2019. BHF also has a $2.0 billion five-year senior unsecured revolving credit facility that matures on December 2, 2021 (the “Revolving Credit Facility”).
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
In 2005, our former parent, MetLife acquired The Travelers Insurance Company (“Travelers”) from Citigroup. The Connecticut-based Travelers entity was redomesticated to Delaware in 2014, merged with two affiliated life insurance companies and a former offshore reinsurance subsidiary and renamed MetLife USA, now Brighthouse Life Insurance Company. Prior to this acquisition, Travelers agreed to reinsure a 90% quota share of its long-term care insurance business to certain affiliates of General Electric Company (“GE”), which following a spin-off became part of Genworth Financial, Inc. (“Genworth”) and subsequently agreed to reinsure the remaining 10% quota share of such long-term care insurance business to what became Genworth. The applicable Genworth reinsurers, Genworth Life Insurance Company and Genworth Life Insurance Company of New York, established trust accounts for our benefit to secure their obligations under such arrangements requiring that they maintain qualifying collateral with an aggregate fair market value equal to at least 102% of the statutory reserves attributable to the long-term care insurance business. In addition, in connection with the acquisition of Travelers by MetLife, Citigroup agreed to indemnify MetLife for losses and certain other payment obligations MetLife might incur with respect to the long-term care insurance business reinsured by Genworth. Prior to the Separation, MetLife assigned its indemnification rights to us with the consent of Citigroup. Further, as disclosed in Genworth’s filings with the SEC, the Genworth reinsurers have retroceded the long-term care insurance business assumed from Brighthouse Life Insurance Company to an indirect subsidiary of GE, Union Fidelity Life Insurance Company (“UFLIC”), which has established trust accounts for the Genworth reinsurers’ benefit to secure UFLIC’s obligations under such arrangements. GE has also agreed, under a capital maintenance agreement, to maintain sufficient capital in UFLIC to maintain UFLIC’s RBC above a specified minimum level.
Although the reinsurers are primarily obligated for the liabilities of the long-term care insurance business, such reinsurance arrangements do not relieve Brighthouse Life Insurance Company of its direct liability under the ceded long-term care insurance policies. The long-term care insurance business of Travelers had reserves of $6.6 billion at December 31, 2018 and Brighthouse Life Insurance Company had reinsurance recoverables of $6.6 billion associated with the reinsurance transaction with Genworth at December 31, 2018. Although the Genworth reinsurers have established trust accounts for our benefit to secure their obligations to us, if they become insolvent and the amounts in the trust accounts they established are insufficient to pay their obligations to us, it could have a material adverse effect on our financial condition. Also, notwithstanding the Citigroup indemnity and the Genworth reinsurers’ arrangements with UFLIC, if we are unable to take credit for reinsurance or are forced to recapture any of the long-term care insurance business ceded to the Genworth reinsurers, it may have a material adverse effect on our financial condition.

We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases and new financings may be subject to limited market capacity
We currently utilize capital markets solutions to finance a portion of our statutory reserve requirements for several products, including, but not limited to, our level premium term life products subject to the NAIC Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”), and ULSG subject to NAIC Actuarial Guideline 38 (“Guideline AXXX”). In 2017, we merged certain of our affiliate reinsurance companies into BRCD, a licensed reinsurance subsidiary of Brighthouse Life Insurance Company. This single, larger reinsurance subsidiary provides certain benefits to Brighthouse, including (i) enhancing the ability to hedge the interest rate risk of the reinsured liabilities, (ii) allowing increased allocation flexibility in managing an investment portfolio, and (iii) improving operating flexibility and administrative cost efficiency, but there can be no assurance that such benefits will continue to materialize. BRCD obtained statutory reserve financing through a funding structure involving a single financing arrangement supported by a pool of highly rated third-party reinsurers. The restructured financing facility matures in 2037, and therefore, we may need to refinance this facility in the future and any such refinancing may not be at costs attractive to us or may not be available at all. If such financing cannot be obtained on favorable terms, our statutory capitalization, results of operations and financial condition, as well as our competitiveness, could be adversely affected.
Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. During 2014, the NAIC approved a new regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions. Among other things, the framework called for more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. In 2014, the NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 became effective as of January 1, 2015 in all states, without any further action necessary by state legislatures or insurance regulators to implement them and apply prospectively to new policies issued and new reinsurance transactions entered into on or after January 1, 2015. AG 48 does not apply to policies included under captive reinsurance and certain other agreements that were in existence prior to January 1, 2015.
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

Factors affecting our competitiveness may adversely affect our market share and profitability
We believe competition among insurance companies is based on a number of factors, including service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, financial strength ratings, e-business capabilities and name recognition. We face intense competition from a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability and financial strength ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have a pre-existing customer base for financial services products. These competitive pressures may adversely affect the persistency of our products, as well as our ability to sell our products in the future. In addition, new and disruptive technologies may present competitive risks. If, as a result of competitive factors or otherwise, we are unable to generate a sufficient return on insurance policies and annuity products we sell in the future, we may stop selling such policies and products, which could have a material adverse effect on our financial condition and results of operations.
We have limited control over many of our costs. For example, we have limited control over the cost of Unaffiliated Third-Party Reinsurance, the cost of meeting changing regulatory requirements, and our cost to access capital or financing. There can be no assurance that we will be able to achieve or maintain a cost advantage over our competitors. If our cost structure increases and we are not able to achieve or maintain a cost advantage over our competitors, it could have a material adverse effect on our ability to execute our strategy, as well as on our results of operations and financial condition. If we hold substantially more capital than is needed to support financial strength ratings that are commensurate with our business strategy, over time, our competitive position could be adversely affected.
In addition, since numerous aspects of our business are subject to regulation, legislative and other changes affecting the regulatory environment for our business may have, over time, the effect of supporting or burdening some aspects of the financial services industry. This can affect our competitive position within the annuities and life insurance industry, and within the broader financial services industry. See “— Regulatory and Legal Risks” and “Business — Regulation.”
The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business
A key part of our operating strategy is to leverage third parties to deliver certain services important to our business. Brighthouse has arrangements with DXC Technology Company, formerly Computer Sciences Corporation (“DXC”) for the administration of both in-force policies and new life and annuities business. Pursuant to one of these arrangements, certain in-force policies previously housed on up to 20 systems will be consolidated. At least 13 of such systems will be consolidated into one. Brighthouse intends to focus on further sourcing opportunities with third-party vendors and external investment managers, including after agreements with MetLife companies, including a transition services agreement with MetLife pursuant to which MetLife provides us with certain administrative and other services including, among others, certain finance, treasury, compliance, operations, call center and technology support services for a transitional period (the “Transition Services Agreement”), expire. See “— Risks Related to Our Separation from, and Continuing Relationship with, MetLife — Brighthouse’s contractual arrangements with MetLife may not be adequate to meet our operational and business needs. The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party, and we may be unable to replace those services in a timely manner or on comparable terms” for information regarding the potential effect that the Separation may have on the pricing of such services. It may be difficult, disruptive and more expensive for us to replace some of our third-party vendors in a timely manner if they were unwilling or unable to provide us with these services in the future (as a result of their financial or business conditions or otherwise), and our business and operations could be materially adversely affected.
In addition, if a third-party provider fails to provide the administrative, operational, financial, actuarial or other services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, suffers a cyberattack or other security breach or fails to provide material information on a timely basis, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations. See “— Risks Related to Our Separation from, and Continuing Relationship with, MetLife — Brighthouse’s contractual arrangements with MetLife may not be adequate to meet our operational and business needs. The terms of Brighthouse’s arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party, and we may be unable to replace those services in a timely manner or on comparable terms” and “— Operational Risks — The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s, our third-party service providers’ or MetLife’s disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”

Similarly, if any third-party provider, including MetLife, DXC or an external investment manager experiences any deficiency in internal controls, determines that its practices and procedures used in administering our policies require review or otherwise fails to administer our policies in accordance with appropriate standards, we could incur expenses and experience other adverse effects as a result. In these situations, we may be unable to resolve any issues on our own without assistance from the third-party provider, and we may have limited ability to influence the speed and effectiveness of that resolution. In December 2017, for example, MetLife announced that it was undertaking a review of practices and procedures used to estimate its reserves related to certain group annuitants that have been unresponsive or missing over time. As a result of this review, MetLife identified and announced in 2018 a material weakness in its internal control over financial reporting relating to certain group annuity reserves and announced that it was recording charges to reinstate reserves previously released. As a result of that review and based on information provided by MetLife, Brighthouse identified approximately 14,000 group annuitants across Brighthouse entities who may be owed annuity payments now or in the future.
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
If material issues were to arise with respect to any of our products administered by third parties, whether involving MetLife, DXC or another third-party provider, any resulting expenses or other economic or reputational harm could have a material adverse effect on our business and results of operations, particularly if they involved our core annuity and life insurance businesses. In addition, we could be subject to litigation or regulatory investigations and actions resulting from any such issues, which could have a material adverse effect on our financial condition and results of operations.
Changes in our deferred income tax assets or liabilities, including changes in our ability to realize our deferred income tax assets, could adversely affect our results of operations or financial condition
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred income tax assets are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. Changes in the statutory tax rate could also affect the value of our deferred income tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.”
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
Economic Environment and Capital Markets-Related Risks
If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations
Our business and results of operations are materially affected by conditions in the capital markets and the U.S. economy generally, as well as by the global economy to the extent it affects the U.S. economy. In addition, while our operations are entirely in the U.S., we have foreign investments in our general and separate accounts and, accordingly, conditions in the global capital markets can affect the value of our general account and separate account assets, as well as our financial results. Stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on us, both because we have a large investment portfolio and our benefit and claim liabilities are sensitive to changing market factors. In addition, perceived difficult conditions in the capital markets may discourage individuals from making investment decisions and purchasing our products. Market factors include interest rates, credit spreads, equity and commodity prices, derivative prices and availability, real estate markets, foreign exchange rates and the volatility and the returns of capital markets. Our business operations and results may also be affected by the level of economic activity, such as the level of employment, business investment and spending, consumer spending and savings; monetary and fiscal policies and their resulting impact on economic activity and conditions like inflation and credit formation. Accordingly, both market and economic factors may affect our business results by adversely affecting our business volumes, profitability, cash flow, capitalization and overall financial condition, as well as our ability to receive dividends from our insurance subsidiaries. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals and stagnation in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of the impact of such events on our assets and liabilities.
At times throughout the past several years, volatile conditions have characterized financial markets. Significant market volatility in reaction to geopolitical risks, changing monetary policy and uncertain fiscal policy may exacerbate some of the risks we face. The Federal Reserve began to reduce the size of its balance sheet and may continue to raise interest rates as it unwinds the monetary accommodation put in place after the global financial crisis in 2008 to 2009. The European Central Bank began to reduce monetary accommodation in the latter half of 2018, while other major central banks continue to pursue accommodative, unconventional monetary policies. Uncertainties associated with the United Kingdom’s potential withdrawal from the European Union, coupled with concerns around U.S./China trade relations have also contributed to market volatility globally. If this U.S./China trade conflict remains unresolved, the U.S. and China may impose tariffs on imports from each other, with a resultant increase in costs and uncertainty that may affect corporate profits and economic activity. Increased market volatility may affect the performance of the various asset classes in which we invest, as well as separate account values.
To the extent these uncertain financial market conditions persist, our revenues, reserves and net investment income, as well as the demand for certain of our products, are likely to come under pressure. Similarly, sustained periods of low interest rates and risk asset returns could reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures such as hedging, causing our profit margins to erode as a result of reduced income from our investment portfolio and increase in insurance liabilities. Extreme declines in equity markets could cause us to incur significant capital and/or operating losses due to, among other reasons, the impact on us of guarantees related to our annuity products, including increases in liabilities, increased capital requirements, and/or collateral requirements associated with our risk transfer arrangements. Even in the absence of a financial market downturn, sustained periods of low market returns, and/or low level of U.S. interest rates and/or heightened market volatility may increase the cost of our insurance liabilities, which could have a material adverse effect on our statutory capital and earnings, as well as impair our financial strength ratings.

Variable annuity products issued through separate accounts are a significant portion of our in-force business. The account values of these products decrease as a result of declining equity markets. Lower interest rates may result in lower returns in the future due to lower returns on our investments. Decreases in account values reduce certain fees generated by these products, cause the amortization of DAC to accelerate, could increase the level of insurance liabilities we must carry to support such products issued with any associated guarantees and could require us to provide additional funding to BRCD. Even absent declining equity and bond markets, periods of sustained stagnation in these markets, which are characterized by multiple years of low annualized total returns impacting the growth in separate accounts and/or low level of U.S. interest rates, may materially increase our liabilities for claims and future benefits due to inherent market return guarantees in these liabilities. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our annuity and insurance products could be adversely affected as customers are unwilling or unable to purchase our products. In addition, we may experience an elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations and lapses or surrenders of policies. Furthermore, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Such adverse changes in the economy could negatively affect our earnings and capitalization and have a material adverse effect on our results of operations and financial condition.
Difficult conditions in the U.S. capital markets and the economy generally may also continue to raise the possibility of legislative, judicial, regulatory and other governmental actions. We cannot predict what regulatory proposals may be made or what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition. See “— Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” and “— Risks Related to Our Business — Factors affecting our competitiveness may adversely affect our market share and profitability.”
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
We need liquidity to pay our operating expenses, pay interest on our indebtedness, provide our subsidiaries with cash or collateral, pay interest on indebtedness we may incur, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we could be forced to curtail our operations and limit the investments necessary to grow our business.
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
In addition, our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under securities lending agreements or other collateral requirements. See “— Investments-Related Risks — Should the need arise, we may have difficulty selling certain holdings in our investment portfolio or in our securities lending program in a timely manner and realizing full value given that not all assets are liquid,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements — Collateral for Securities Lending and Derivatives” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Liquidity and Capital.”

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
We are exposed to significant financial and capital markets risks which may adversely affect our results of operations, financial condition and liquidity, and may cause our net investment income and net income to vary from period to period
We are exposed to significant financial risks both in the U.S. and global capital and credit markets, including changes and volatility in interest rates, credit spreads, equity prices, real estate, foreign currency, commodity prices, performance of the obligors included in our investment portfolio (including governments), derivatives (including performance of our derivatives counterparties) and other factors outside our control. We may be exposed to substantial risk of loss due to market downturn or market volatility.
Interest rate risk
Some of our current or anticipated future products, principally traditional life, universal life and fixed annuities, as well as funding agreements and structured settlements, expose us to the risk that changes in interest rates will reduce our investment margin or “net investment spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support the obligations under such contracts. Our net investment spread is a key component of our net income.
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
In a low interest rate environment, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our net investment spread. Moreover, borrowers may prepay or redeem the fixed income securities and commercial, agricultural or residential mortgage loans in our investment portfolio with greater frequency in order to borrow at lower market rates, thereby exacerbating this risk. Although reducing interest crediting rates can help offset decreases in net investment spreads on some products, our ability to reduce these rates is limited to the portion of our in-force product portfolio that has adjustable interest crediting rates and could be limited by the actions of our competitors or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our net investment spread would decrease or potentially become negative, which could have a material adverse effect on our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits.”
Our estimation of future net investment spreads is an important component in the amortization of DAC and VOBA. Significantly lower than anticipated net investment spreads can reduce our net income and may cause us to accelerate amortization, which would result in a reduction of net income in the affected reporting period and potentially negatively affect our credit instrument covenants or the rating agencies’ assessment of our financial condition.
During periods of declining interest rates, our return on investments that do not support particular policy obligations may decrease. During periods of sustained lower interest rates, our reserves for policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially adversely affect our results of operations and financial condition, our ability to take dividends from our insurance subsidiaries and significantly reduce our profitability.
Increases in interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest rate sensitive products competitive. Therefore, we may have to accept a lower credit spread and lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which may result in realized investment losses. Unanticipated withdrawals, terminations and substantial policy amendments may cause us to accelerate the amortization of DAC and VOBA; such events may reduce our net income and potentially negatively affect our credit instrument covenants and the rating agencies’ assessments of our financial condition. An increase in interest rates could also have a material adverse effect on the value of our investments, for example, by decreasing the estimated fair values of the fixed income securities and mortgage loans that comprise a significant portion of our investment portfolio. Finally, an increase in interest rates could result in decreased fee revenue associated with a decline in the value of variable annuity account balances invested in fixed income funds.
We manage interest rate risk as part of our asset and liability management strategies, which include (i) maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile, and (ii) a hedging program. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement products, we may support such liabilities with equity investments, derivatives or other mismatch mitigation strategies. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate or other mismatch risk of our fixed income investments relative to our interest rate sensitive liabilities. The level of interest rates also affects our liabilities for benefits under our annuity contracts. As interest rates decline we may need to increase our reserves for future benefits under our annuity contracts, which would adversely affect our results of operations and financial condition. See “Quantitative and Qualitative Disclosures About Market Risk — Market Risk - Fair Value Exposures — Interest Rates.”
In addition, while we use a risk mitigation strategy relating to our ULSG portfolio intended to reduce our risk to statutory capitalization and long-term economic exposures from sustained low levels of interest rates, this strategy will likely result in higher net income volatility due to the insensitivity of GAAP liabilities to the change in interest rate levels. This strategy may adversely affect our results of operations and financial condition. See “— Risks Related to Our Business — Our ULSG asset requirement target may not ensure we have sufficient assets to meet our future ULSG policyholder obligations and may result in net income volatility.”
Our exposure to credit spreads primarily relates to market price volatility and investment risk associated with the fluctuation in credit spreads. Widening credit spreads may cause unrealized losses in our investment portfolio and increase losses associated with credit-based derivatives. Increases in credit spreads of issuers due to credit deterioration may result in higher level of impairments. Tightening credit spreads may reduce our investment incomes and cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread. An increase in credit spreads relative to U.S. Treasury benchmarks can also adversely affect the cost of our borrowing if we need to access credit markets.
Changes to LIBOR
There is currently uncertainty regarding the continued use and reliability of the London Inter-Bank Offered Rate (“LIBOR”), and any financial instruments or agreements currently using LIBOR as a benchmark interest rate may be adversely affected. As a result of concerns about the accuracy of the calculation of LIBOR, actions by regulators, law enforcement agencies or the ICE Benchmark Administration, the current administrator of LIBOR may result in changes to the manner in which LIBOR is determined. Additionally, on July 27, 2017, the UK Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021, which is expected to result in these widely used reference rates no longer being available. The Federal Reserve began publishing a secured overnight funding rate (“SOFR”), which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, it is not possible to predict how such changes or other reforms may adversely affect the trading market for LIBOR-based securities and derivatives, including those held in our investment portfolio. Such changes or reforms may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities and the value of our investment portfolio. Furthermore, we previously entered into agreements, including certain funding agreements and the Repurchase Facility (defined below), that currently reference LIBOR and may be adversely affected by any changes or reforms to LIBOR or discontinuation of LIBOR, including if such agreements are not amended prior to any such changes, reform or discontinuation.

Equity risk
Our primary exposure to equity relates to the potential for lower earnings associated with certain of our businesses where fee income is earned based upon the estimated market value of the separate account assets and other assets related to our variable annuity business. Because fees generated by such products are primarily related to the value of the separate account assets and other AUM, a decline in the equity markets could reduce our revenues as a result of the reduction in the value of the investment assets supporting those products and services. In particular, the variable annuity business is highly sensitive to equity markets, and a sustained weakness or stagnation in the equity markets could decrease revenues and earnings with respect to those products. Furthermore, certain of our variable annuity products offer guaranteed benefits which means that if the equity markets were to decline or stagnate, our potential benefits exposure to such products would increase. We seek to mitigate the impact of such increased exposures through the use of derivatives, reinsurance and capital management. However, such derivatives and reinsurance may become less available and, if they remain available, their price could materially increase in a period characterized by volatile equity markets. The risk of stagnation in equity market returns cannot be addressed by hedging.
In addition, a portion of our investments are in leveraged buy-out funds and other private equity funds. The amount and timing of net investment income from such funds tends to be uneven as a result of the performance of the underlying investments. As a result, the amount of net investment income from these investments can vary substantially from period to period. Significant volatility could adversely impact returns and net investment income on these alternative investments. In addition, the estimated fair value of such investments may be affected by downturns or volatility in equity or other markets. See “— Investments-Related Risks — Our valuation of securities and investments and the determination of the amount of allowances and impairments taken on our investments are subjective and, if changed, could materially adversely affect our results of operations or financial condition.”
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
Obligor-related risk
Fixed income securities and mortgage loans represent a significant portion of our investment portfolio. We are subject to the risk that the issuers, or guarantors, of the fixed income securities and mortgage loans in our investment portfolio may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within asset-backed securities (“ABS”), including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities and mortgage loans could cause the estimated fair value of our portfolio of fixed income securities and mortgage loans and our earnings to decline and the default rate of the fixed income securities and mortgage loans in our investment portfolio to increase.
Derivatives risk
We use the payments we receive from the counterparties of the derivative instruments we have entered into to hedge changes in the fair value of our assets and liabilities and current or future changes in cash flows. We enter into a variety of derivative instruments to mitigate various business risks, including options, futures, forwards, and interest rate and credit default swaps with a number of counterparties. Amounts that we expect to collect under current and future derivatives are subject to counterparty credit risk. We remain liable for the obligations under the products that we sold even if our derivatives counterparties do not pay us under the derivatives we have entered into to mitigate or hedge such obligations. Our derivatives counterparties’ defaults could have a material adverse effect on our financial condition and results of operations. Substantially all of our derivatives (whether entered into bilaterally with specific counterparties or cleared through a clearinghouse) require us to pledge and/or receive collateral or make payments related to any decline in the net estimated fair value of such derivatives. In addition, ratings downgrades or financial difficulties of derivative counterparties may require us to utilize additional capital with respect to the affected businesses. Furthermore, the valuation of our derivatives could change based on changes to our valuation methodology or the discovery of errors.

Federal banking regulators adopted rules that apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with certain banking institutions and certain of their affiliates. These rules, which became applicable on January 1, 2019, generally require the banking institutions and their applicable affiliates to include contractual provisions in their qualified financial contracts that limit or delay certain rights of the counterparties to such banking institutions and applicable affiliates, including counterparties’ default rights (such as the right to terminate the contracts or foreclose on collateral) and restrictions on assignments and transfers of credit enhancements (such as guarantees) arising in connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy, insolvency, resolution or similar proceeding. To the extent that any of the derivatives, securities lending agreements or repurchase agreements that we enter into are subject to these rules, it could increase our risk or limit our recovery in the event of a default by such banking institutions or their applicable affiliates.
Summary
Economic or counterparty risks and other factors described above, and significant volatility in the markets, individually or collectively, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, derivative losses, change in insurance liabilities, impairments, increased valuation allowances, increases in reserves for future policyholder benefits, reduced net investment income and changes in unrealized gain or loss positions.
Market price volatility can also make it difficult to value certain assets in our investment portfolio if trading in such assets becomes less frequent, for example, as was the case during the 2008 financial crisis. In such case, valuations may include assumptions or estimates that may have significant period-to-period changes, which could have a material adverse effect on our results of operations or financial condition and may require additional reserves. Significant volatility in the markets could cause changes in the credit spreads and defaults and a lack of pricing transparency which, individually or collectively, could have a material adverse effect on our results of operations, financial condition or liquidity.
Investments-Related Risks
Should the need arise, we may have difficulty selling certain holdings in our investment portfolio or in our securities lending program in a timely manner and realizing full value given that not all assets are liquid
There may be a limited market for certain investments we hold in our investment portfolio, making them relatively illiquid. These include privately-placed fixed maturity securities, derivative instruments such as options, mortgage loans, policy loans, leveraged leases, other limited partnership interests, and real estate equity, such as real estate joint ventures and funds. In the past, even some of our very high-quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were forced to sell certain of our investments during periods of market volatility or disruption, market prices may be lower than our carrying value in such investments. This could result in realized losses which could have a material adverse effect on our results of operations and financial condition, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures.
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
If we are required to return significant amounts of cash collateral in connection with our securities lending or otherwise need significant amounts of cash on short notice and we are forced to sell securities, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In the event of a forced sale, accounting guidance requires the recognition of a loss for securities in an unrealized loss position and may require the impairment of other securities based on our ability to hold those securities, which would negatively impact our financial condition, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures. In addition, under stressful capital market and economic conditions, liquidity broadly deteriorates, which may further restrict our ability to sell securities. Furthermore, if we decrease the amount of our securities lending activities over time, the amount of net investment income generated by these activities will also likely decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Primary Uses of Liquidity and Capital — Securities Lending.”

Our requirements to pledge collateral or make payments related to declines in estimated fair value of derivatives transactions or specified assets in connection with OTC-cleared, OTC-bilateral transactions and exchange traded derivatives may adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, and increase our costs of hedging
Many of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances as a result of the requirement to pledge initial margin for OTC-bilateral transactions entered into after the phase-in period, which we expect to be applicable to us in September 2020 as a result of the adoption by the Office of the Comptroller of the Currency, the Federal Reserve Board, Federal Deposit Insurance Corporation, Farm Credit Administration and Federal Housing Finance Agency and the CFTC of final margin requirements for non-centrally cleared derivatives. See “Business — Regulation — Regulation of Over-the-Counter Derivatives.”
Gross unrealized losses on fixed maturity securities and defaults, downgrades or other events may result in future impairments to the carrying value of such securities, resulting in a reduction in our net income
Fixed maturity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) (“OCI”) and are, therefore, excluded from net income. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease, and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and impairment charges to earnings are taken.
The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and ABS (collectively, “Structured Securities”) could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Levels of write-downs or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities, which have declined in value. Realized losses or impairments on these securities may have a material adverse effect on our results of operations and financial condition in, or at the end of, any quarterly or annual period.
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
Further, any geographic or property type concentration of our mortgage loans may have adverse effects on our investment portfolio and consequently on our results of operations or financial condition. Events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated. Moreover, our ability to sell assets may be limited if other market participants are seeking to sell fungible or similar assets at the same time. In addition, scrutiny of the residential mortgage industry continues and there may be legislative proposals that would allow or require modifications to the terms of mortgage loans could be enacted. We cannot predict whether any such proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business or investments.
The defaults or deteriorating credit of other financial institutions could adversely affect us
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds and investment funds and other financial institutions. Many of these transactions expose us to credit risk in the event of the default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivatives, joint ventures and equity investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, or lack of action by governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them. Any such losses or impairments to the carrying value of these investments or other changes may materially and adversely affect our results of operations and financial condition.
We may be exposed to financial and operational integration risks while we transition to a multiple manager investment platform, and following such transition, we will continue to be subject to the risks related to using external investment managers
A subsidiary of Brighthouse entered into a new investment management agreement (the “Investment Management Agreement”) with MetLife Investment Advisors, LLC (“MLIA”) as part of Brighthouse’s strategy to begin transitioning to a multiple manager platform. The Investment Management Agreement replaces several investment management agreements Brighthouse and its subsidiaries, including Brighthouse Life Insurance Company, had previously entered into with MLIA in connection with the Separation. As part of the termination of the prior investment management agreements, Brighthouse brought derivatives trading, which had previously been managed by MLIA, in-house. As Brighthouse transitions to a multiple manager platform and partially terminate the investment management services with MLIA under the Investment Management Agreement, such services are expected to be replaced by similar services provided by a select group of experienced external asset management firms. During the transition to a multiple manager platform and to insource derivatives trading, Brighthouse will be subject to financial and operational risks related to switching service providers, including, but not limited to, a disruption in services and difficulties in integration. Following the transition of services, Brighthouse’s Investment Department will monitor external investment managers in accordance with detailed investment guidelines, but Brighthouse will continue to be subject to the risks of relying on third party investment managers, which are described elsewhere in these Risk Factors.

The continued threat of terrorism, ongoing military actions, as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur
The continued threat of terrorism, both within the United States and abroad, ongoing military and other actions and heightened security measures in response to these types of threats, as well as other natural or man-made catastrophic events may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of catastrophic events. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Catastrophic events could also disrupt our operations centers in the U.S. and result in higher than anticipated claims under our insurance policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”
Regulatory and Legal Risks
Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth
We are subject to a wide variety of insurance and other laws and regulations. We are domiciled in Delaware and subject to regulation by the Delaware Department of Insurance and are also subject to other regulation in states in which we operate. See “Business — Regulation” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments.”
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
In 2018, the NAIC adopted a new framework that will apply to all of our existing variable annuity business and may materially change the sensitivity of reserve and capital requirements to capital markets including interest rate, equity markets and volatility, our estimates of which historically did not reflect the impact of variable annuity capital reform or changes in the statutory tax rate, as well as prescribed assumptions for policyholder behavior. See “Business — Regulation — Insurance Regulation — NAIC.” Since the implementation details are very early in their development, it is not possible to predict what impacts this reform will have on current risk mitigation and hedging programs. See “— Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
In addition, following the reduction in the statutory tax rate pursuant to the Tax Act, the NAIC reviewed the methodology by which taxes are incorporated into the RBC calculation. On August 7, 2018 the NAIC Plenary adopted changes to the RBC calculation effective December 31, 2018 to reflect the lower statutory tax rate, which will result in a reduction to our and our insurance subsidiaries’ RBC ratios. If such revisions to the NAIC’s RBC calculation would result in a reduction in the RBC ratio for us or any of our insurance subsidiaries below certain prescribed levels, we may be required to hold additional capital in such subsidiary or subsidiaries. See “— A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) or of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition.”
The NAIC has adopted a new approach for the calculation of life insurance reserves, known as PBR. PBR became operative on January 1, 2017 in those states where it has been adopted, to be followed by a three-year phase-in period for business issued on or after this date. With respect to the states in which we and our insurance subsidiaries are domiciled, the Delaware Department of Insurance implemented PBR on January 1, 2017. New York enacted legislation adopting PBR in December 2018, and, at the same time, the NYDFS adopted a temporary regulation to implement PBR while it develops a final regulation.
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
In December of 2017, the NAIC approved revisions to its Life and Health Insurance Guaranty Association Model Act governing assessments for long-term care insurance. The revisions include a 50/50 split between life and health carriers for future long-term care insolvencies, the inclusion of HMOs in the assessment base, and no change to the premium tax offset. Several states have enacted the provisions of the Model Act into law, and more states are expected to propose legislation in their upcoming legislative sessions.
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
Federal - Insurance regulation
Currently, the federal government does not directly regulate the business of insurance. However, Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to, among other things, collect information about the insurance industry, negotiate covered agreements with one or more foreign governments and recommend prudential standards. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. The report raised the possibility of a greater role for the federal government if states do not achieve greater uniformity in their laws and regulations.
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
Department of Labor and ERISA considerations
We manufacture annuities for third parties to sell to tax-qualified pension plans, retirement plans and IRAs, as well as individual retirement annuities sold to individuals that are subject to ERISA or the Tax Code. Also, a portion of our in-force life insurance products and annuity products are held by tax-qualified pension and retirement plans. While we currently believe manufacturers do not have as much exposure to ERISA and the Tax Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Tax Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of the ERISA Plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Tax Code are subject to enforcement by the DOL, the IRS and the PBGC.

In addition, the prohibited transaction rules of ERISA and the Tax Code generally restrict the provision of investment advice to ERISA qualified plans, plan participants and IRA owners if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen. Similarly, without an exemption, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts, as well as insurance policies and annuity contracts we may sell in the future.
Standard of Conduct Regulation
As a result of overlapping efforts by the DOL, the NAIC, individual states, and the SEC to impose fiduciary-like requirements in connection with the sale of annuities and life insurance policies, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our business and the firms that distribute our products. As a manufacturer of annuity and life insurance products, we do not directly distribute our products to consumers. However, regulations establishing a standard of conduct in connection with the distribution and sale of these products could affect our business by imposing greater compliance, oversight, disclosure and notification requirements on us. Moreover, regulations such as Regulation 187 will increase our obligations to supervise the sales of certain products by our third-party distributors to ensure such products are being sold in compliance with the applicable standard of conduct. Many of these efforts are still in the proposal stage, and their future impact on the way we conduct our business and the products we sell is unclear.
We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations may have on our business, results of operations and financial condition. Furthermore, regulatory uncertainty could create confusion among our distribution partners and customers, which could negatively impact product sales. See “Business — Regulation — Standard of Conduct Regulation” for a more detailed discussion of particular regulatory efforts by various regulators.
A decrease in our RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) or of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition
The NAIC has established model regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate, market and business risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain certain guaranteed minimum death and living benefits. We are subject to RBC requirements and other minimum statutory capital and surplus requirements imposed under Delaware insurance law and BHNY is subject to similar requirements imposed under New York insurance law. See “Business — Regulation — Insurance Regulation — Surplus and Capital; Risk-Based Capital.”
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by us (which itself is sensitive to equity market and credit market conditions), the amount of additional capital we must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. Our financial strength ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of statutory capital we should hold relative to the rating agencies’ expectations. Under stressed or stagnant capital market conditions and with the aging of existing insurance liabilities, without offsets from new business, the amount of additional statutory reserves that we are required to hold may materially increase. This increase in reserves would decrease the statutory surplus available for use in calculating our RBC ratios. To the extent that our RBC ratio is deemed to be insufficient, we may seek to take actions either to increase our capitalization or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.
Our failure to meet our RBC requirements or minimum capital and surplus requirements could subject us to further examination or corrective action imposed by the Delaware Department of Insurance or other state insurance regulators, including limitations on our ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations and financial condition. A decline in RBC ratios, whether or not it results in a failure to meet applicable RBC requirements, may limit our ability to make dividends or distributions to our parent company, could result in a loss of customers or new business, and could be a factor in causing ratings agencies to downgrade our financial strength ratings, each of which could have a material adverse effect on our business, results of operations and financial condition.

We are subject to federal and state securities laws and regulations and rules of self-regulatory organizations which, among other things, require that we distribute certain of our products through a registered broker-dealer; failure to comply with these laws or changes to these laws may have a material adverse effect on our operations and our profitability
Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies, to the separate accounts that issue them, and to certain fixed interest rate or index-linked contracts (“registered fixed annuity contracts”). Such laws and regulations require these products to be distributed through a broker-dealer that is registered with the SEC and certain state securities regulators and is also a member of FINRA. Accordingly, by offering and selling variable annuity contracts, variable life insurance policies and registered fixed annuity contracts, and in managing certain proprietary mutual funds associated with those products, we are subject to, and bear the costs of compliance with, extensive regulation under federal and state securities laws, as well as FINRA rules. Due to the increased operating and compliance costs, the profitability of issuing these products is uncertain.
We utilize Brighthouse Securities, LLC (“Brighthouse Securities”), a subsidiary Brighthouse acquired from MetLife in the Separation, to distribute our variable and registered fixed products. Brighthouse Securities is a FINRA member and a broker-dealer registered with the SEC and applicable state regulators.
Federal and state securities laws and regulations are primarily intended to protect investors in the securities markets, protect investment advisory and brokerage clients, and ensure the integrity of the financial markets. These laws and regulations generally grant regulatory and self-regulatory agencies broad rulemaking and enforcement powers impacting new and existing products. These powers include the power to adopt new rules to regulate the issuance, sale and distribution of our products and powers to limit or restrict the conduct of business for failure to comply with securities laws and regulations. See “Business — Regulation — Securities and Investment Advisor Regulation.”
The global financial crisis of 2008 led to significant changes in economic and financial markets that have, in turn, led to a dynamic competitive landscape for variable and registered fixed annuity contract issuers. Our ability to react to rapidly changing market and economic conditions will depend on the continued efficacy of provisions we have incorporated into our product design allowing frequent and contemporaneous revisions of key pricing elements and our ability to work collaboratively with federal securities regulators. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could adversely impact our ability to react to such changing conditions.
Changes in tax laws or interpretations of such laws could reduce our earnings and materially impact our operations by increasing our corporate taxes and making some of our products less attractive to consumers
Changes in tax laws could have a material adverse effect on our profitability and financial condition and could result in our incurring materially higher statutory taxes. Higher tax rates may adversely affect our business, financial condition, results of operations and liquidity. Conversely, if tax rates decline it could adversely affect the desirability of our products.
On December 22, 2017, President Trump signed the Tax Act into law, resulting in sweeping changes to the Tax Code. The Tax Act reduced the corporate tax rate to 21%, limited deductibility of interest expense, increased capitalization amounts for deferred acquisition costs, eliminated the corporate alternative minimum tax, provided for determining reserve deductions as 92.81% of statutory reserves, and reduced the dividend received deduction. Most of the changes in the Tax Act were effective as of January 1, 2018.
Our actual results may differ from our current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions we have preliminarily made.
Litigation and regulatory investigations are increasingly common in our businesses and may result in significant financial losses and/or harm to our reputation
We face a significant risk of litigation actions and regulatory investigations in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal actions and regulatory investigations include proceedings specific to us, as well as other proceedings that raise issues that are generally applicable to business practices in the industries in which we operate. In addition, the Master Separation Agreement that sets forth our agreements with MetLife relating to the ownership of certain assets and the allocation of certain liabilities in connection with the Separation (the “Master Separation Agreement”) allocated responsibility among MetLife and Brighthouse with respect to certain claims (including litigation or regulatory actions or investigations where Brighthouse is not a party). As a result, we may face indemnification obligations with respect to such claims.

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
A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Even if we ultimately prevail in the litigation, regulatory action or investigation, our ability to attract new customers, retain our current customers and recruit and retain employees could be materially and adversely impacted. Regulatory inquiries and litigation may also cause volatility in the price of BHF stock and stocks of companies in our industry.
Current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us could have a material adverse effect on our business, financial condition or results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. Increased regulatory scrutiny and any resulting investigations or proceedings in any of the jurisdictions where we operate could result in new legal actions and precedents or changes in laws, rules or regulations that could adversely affect our business, financial condition and results of operations.
Operational Risks
Gaps in our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business
We have developed risk management policies and procedures to reflect the ongoing review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be fully effective, leaving us exposed to unidentified or unanticipated risks. In addition, we rely on third-party providers to administer and service many of our products, and our risk management policies and procedures may not enable us to identify and assess every risk with respect to those products, especially to the extent we rely on those providers for detailed information regarding the holders of our products and other relevant information.
Many of our methods for managing risk and exposures are based on the use of observed historical market behavior to model or project potential future exposure. Models used by our business are based on assumptions and projections which may be inaccurate. Business decisions based on incorrect or misused model output and reports could have a material adverse impact on our results of operations. Model risk may be the result of a model being misspecified for its intended purpose, being misused or producing incorrect or inappropriate results. Models used by our business may not operate properly and could contain errors related to model inputs, data, assumptions, calculations, or output which could give rise to adjustments to models that may adversely impact our results of operations. As a result, these methods may not fully predict future exposures, which can be significantly greater than our historical measures indicate.
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

The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s, our third-party service providers’ or MetLife’s disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively
Our business is highly dependent upon the effective operation of computer systems. For some of these systems, we rely on third-parties, including our outside vendors and distributors and, for the duration of the Transition Services Agreement and other agreements with MetLife companies. We rely on these systems throughout our business for a variety of functions, including processing new business, claims, and post-issue transactions, providing information to customers and distributors, performing actuarial analyses, managing our investments and maintaining financial records. Such computer systems have been, and will likely continue to be, subject to a variety of forms of cyberattacks with the objective of gaining unauthorized access to Brighthouse systems and data or disrupting Brighthouse operations. These include, but are not limited to, phishing attacks, account takeover attempts, malware, ransomware, denial of service attacks, and other computer-related penetrations. Administrative and technical controls and other preventive actions taken to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyberattacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyberattacks or other security breaches may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations.
A disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with our or our vendors’ disaster recovery systems or, for the duration of the Transition Services Agreement and other agreements with MetLife companies, MetLife’s disaster recovery systems, could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. In addition, in the event that a significant number of our or MetLife’s managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.
A failure of our or relevant third-party computer systems could cause significant interruptions in our operations, result in a failure to maintain the security, confidentiality or privacy of sensitive data, harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues, and otherwise adversely affect our business and financial results. While we maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, this insurance may not be sufficient to protect us against all losses. There can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. In addition, the availability and cost of insurance for operational and other risks relating to our business and systems may change and any such change may affect our results of operations. See also “— General Risks — Any failure to protect the confidentiality of client and employee information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”
Brighthouse’s associates and those of our third-party service providers may take excessive risks which could negatively affect our financial condition and business
As an insurance enterprise, we are in the business of accepting certain risks. The associates who conduct our business include executive officers and other members of management, sales intermediaries, investment professionals, product managers, and other associates, as well as associates of our third-party service providers, and certain associates of MetLife who provide services to Brighthouse in connection with the Transition Services Agreement, the Investment Management Agreement, or other agreements, including agreements to provide certain third-party administration services. Each of these associates makes decisions and choices that may expose us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. Associates may take excessive risks regardless of the structure of our compensation programs and practices. Similarly, our controls and procedures designed to monitor associates’ business decisions and prevent them from taking excessive risks, and to prevent employee misconduct, may not be effective. If our associates and those of our third-party service providers take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and business operations.

General Risks
Brighthouse may experience difficulty in marketing and distributing products through our distribution channels
We distribute our products exclusively through a variety of third-party distribution channels. Our agreements with the third-party distributors may be terminated by either party with or without cause. We may periodically renegotiate the terms of these agreements, and there can be no assurance that such terms will remain acceptable to us or such third parties. If we are unable to maintain our relationships our sales of individual insurance, annuities and investment products could decline, and our results of operations and financial condition could be materially adversely affected. Our distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including changes in our distribution strategy, adverse developments in our business, adverse rating agency actions, or concerns about market-related risks. We are also at risk that key distribution partners may merge, consolidate, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. See “— Risks Related to Our Business — Elements of our business strategy may not be effective in accomplishing our objectives.” Also, if we are unsuccessful in attracting and retaining key internal associates who conduct our business, including wholesalers and financial advisors, our sales could decline.
The Separation prompted some third parties to re-price, modify or terminate their distribution or vendor relationships with us. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our results of operations and financial condition. In addition, we rely on a core number of our distributors to produce the majority of our sales. If any one such distributor were to terminate its relationship with us or reduce the amount of sales which it produces for us our results of operations could be adversely affected. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.
Because our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are unsuitable, we may suffer reputational and other harm to our business.
In addition, our distributors may also sell our competitors’ products. If our competitors offer products that are more attractive than ours or pay higher commission rates to the sales representatives than we do, these representatives may concentrate their efforts in selling our competitors’ products instead of ours. In connection with the sale of MetLife Premier Client Group (“MPCG”) to Massachusetts Mutual Life Insurance Company (“MassMutual”), we entered into an agreement in 2016 that permits us to serve as the exclusive manufacturer for certain proprietary products which are offered through MassMutual’s career agent channel. We partnered with MassMutual to develop the initial product distributed under this arrangement, the Index Horizons fixed indexed annuity, and agreed on the terms of the related reinsurance. While the agreement has a term of 10 years, it is possible that MassMutual may terminate our exclusivity or the agreement itself in specified circumstances, such as our inability or failure to provide product designs that reasonably meet MassMutual requirements. Although we expect MassMutual to be an important distribution partner with respect to certain of our products, we believe that the level of sales, if any, produced through this channel will be materially less than the levels produced historically through MPCG.
Brighthouse may be unable to attract and retain key personnel to support our business
Our success depends, in large part, on Brighthouse’s ability to attract and retain key personnel. Brighthouse competes with other financial services companies for personnel primarily on the basis of compensation, support services and financial position. Intense competition exists for key personnel with demonstrated ability, and Brighthouse may be unable to hire or retain such personnel. The loss of services of one or more of Brighthouse’s key personnel could have a material adverse effect on our business due to loss of their skills, knowledge of our business, their years of industry experience and the potential difficulty of promptly finding qualified replacement personnel in North Carolina or elsewhere who are prepared to relocate. Brighthouse may not be able to attract and retain qualified personnel to fill open positions or replace or succeed members of its senior management team or other key personnel.

Any failure to protect the confidentiality of client and employee information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Pursuant to federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. In addition, most states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. Many of the associates who conduct our business have access to, and routinely process, personal information through a variety of media, including information technology systems. We rely on various internal processes and controls to protect the confidentiality of personal information that is accessible to us, or in our possession or the possession of our associates. It is possible that an associate could, intentionally or unintentionally, disclose or misappropriate confidential personal information. Our data has been the subject of cyberattacks and could be subject to additional attacks. If we or any of our third-party service providers fail to maintain adequate internal controls or if our associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
In addition, we analyze customer data to better manage our business. There has been increased scrutiny and proposed additional regulation, including from state regulators, regarding the use of customer data. We may analyze customer data or input such data into third-party analytics. Any inquiry in connection with our analytics business practices, as well as any misuse or alleged misuse of those analytics insights, could cause reputational harm or result in regulatory enforcement actions or litigation, and any related limitations imposed on us could have a material impact on our business, financial condition and results of operations. See “Operational Risks — The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s, our third-party service providers’ or MetLife’s disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
Brighthouse may not be able to protect our intellectual property and may be subject to infringement claims
We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant, and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete with other insurance companies and financial institutions. See “— Risks Related to Our Separation from, and Continuing Relationship with, MetLife — The Separation could adversely affect our business and profitability due to MetLife’s strong brand and reputation.”
In addition, we may be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of patent, trademark or copyright license usage rights, or (iii) misappropriation of trade secrets. Any such claims or resulting litigation could result in significant expense and liability for damages or lead to changes in business operations. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain patents, copyrights, trademarks, trade secrets or licenses or could be required to make changes in business operations. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly alternative. Any of these scenarios could harm our reputation and have a material adverse effect on our business and results of operations.
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
Risks Related to Our Separation from, and Continuing Relationship with, MetLife
If the Separation were to fail to qualify for non-recognition treatment for federal income tax purposes, then we could be subject to significant tax liabilities
The Separation was conditioned on the continued validity as of the Separation date of the private letter ruling that MetLife has received from the IRS regarding certain significant issues under the Tax Code, and the receipt and continued validity as of the Separation date of an opinion from MetLife’s tax advisor that the Separation qualifies for non-recognition of gain or loss to MetLife and MetLife’s shareholders pursuant to Sections 355 and 361 of the Tax Code, except to the extent of cash received in lieu of fractional shares, each subject to the accuracy of and compliance with certain representations, assumptions and covenants therein.
Notwithstanding the receipt of the private letter ruling and the tax opinion, the IRS could determine that the Separation should be treated as a taxable transaction if it determines that any of the representations, assumptions or covenants on which the private letter ruling is based are untrue or have been violated. Furthermore, as part of the IRS’s policy, the IRS did not determine whether the Separation satisfies certain conditions that are necessary to qualify for non-recognition treatment. Rather, the private letter ruling is based on representations by MetLife and Brighthouse that these conditions have been satisfied.
The tax opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. In addition, the tax advisor relied on certain representations and covenants that have been delivered by MetLife and Brighthouse.
If the IRS ultimately determines that the Separation is taxable, we could incur significant federal income tax liabilities, and Brighthouse could have an indemnification obligation to MetLife. For a more detailed discussion, see “— Potential indemnification obligations if the Separation does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment could materially adversely affect our financial condition.”
Potential indemnification obligations if the Separation does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment could materially adversely affect our financial condition
Generally, taxes resulting from the failure of the Separation to qualify for non-recognition treatment for federal income tax purposes would be imposed on MetLife or MetLife’s shareholders and, under the Tax Separation Agreement, MetLife is generally obligated to indemnify Brighthouse against such taxes if the failure to qualify for tax-free treatment results from any action or inaction that is within MetLife’s control or if the failure results from any direct or indirect transfer of MetLife’s stock. MetLife may have an adverse interpretation of or object to its indemnification obligations to Brighthouse under the Tax Separation Agreement, and there can be no assurance that MetLife will be able to satisfy its indemnification obligation to Brighthouse or that such indemnification will be sufficient to us in the event of a dispute or nonperformance by MetLife. The failure of MetLife to fully indemnify Brighthouse could have a material adverse effect on our financial condition and results of operations.
In addition, MetLife will generally bear tax-related losses due to the failure of certain steps that were part of the Separation to qualify for their intended tax treatment. However, the IRS could seek to hold Brighthouse responsible for such liabilities, and under the Tax Separation Agreement, Brighthouse could be required, under certain circumstances, to indemnify MetLife and its affiliates against certain tax-related liabilities caused by those failures, to the extent those liabilities result from an action

Brighthouse or its affiliates, including us, take or from any breach of Brighthouse’s or its affiliates’, including us, representations, covenants or obligations under the Tax Separation Agreement. Events triggering an indemnification obligation under the Tax Separation Agreement include ceasing to actively conduct Brighthouse’s business and events occurring after the Separation that cause MetLife to recognize a gain under Section 355(e) of the Tax Code. If the Separation does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment, we could be required to pay material additional taxes or an indemnification obligation to MetLife, which could materially and adversely affect our financial condition.
We could be required to pay material additional taxes or suffer other material adverse tax consequences if the tax consequences of the Separation to us are not as expected
The Separation is expected to have certain federal income tax consequences to MetLife and to Brighthouse, including us, as set forth in a private letter ruling issued by the IRS to MetLife and opinions provided by MetLife’s tax advisors. These opinions are not binding on the IRS or the courts, and the tax opinions and the private letter ruling do not address all of the tax consequences of the Separation to Brighthouse, including us. The Separation is a complex transaction subject to numerous tax rules, including rules that could require us to reduce our tax attributes (such as the basis in our assets) in certain circumstances, and the application of these various rules to the Separation is not entirely clear. The ultimate tax consequences to us of the Separation may not be finally determined for many years and may differ from the tax consequences that we and MetLife currently expect and intend to report. As a result, we could be required to pay material additional taxes and to materially reduce the tax assets (or materially increase the tax liabilities) on our consolidated balance sheet. These changes could impact our available capital, ratings or cost of capital. There can be no assurance that the Tax Separation Agreement will protect Brighthouse, including us, from any such consequences, or that any issue that may arise will be subject to indemnification by MetLife under the Tax Separation Agreement. As a result, our financial condition and results of operations could be materially and adversely affected.
Disputes or disagreements with MetLife may affect our financial statements and business operations, and Brighthouse’s contractual remedies may not be sufficient
In connection with the Separation, Brighthouse entered into certain agreements that provide a framework for the ongoing relationship with MetLife, including the Transition Services Agreement, the Tax Separation Agreement and a tax receivables agreement that provides MetLife with the right to receive future payments from us as partial consideration for its contribution of assets to us (the “Tax Receivables Agreement”). Brighthouse’s agreements with MetLife may not reflect terms that would have resulted from negotiation between unaffiliated parties. Such provisions may include, among other things, indemnification rights and obligations, the allocation of tax liabilities, and other payment obligations between Brighthouse, including us, and MetLife. Disagreements regarding the obligations of MetLife or Brighthouse, including us, under these agreements or any renegotiation of their terms could create disputes that may be resolved in a manner unfavorable to us. In addition, there can be no assurance that any remedies available under these agreements will be sufficient to Brighthouse, including us, in the event of a dispute or nonperformance by MetLife or that any such remedies will be sufficiently broad to cover any issues that arise under Brighthouse’s arrangements with MetLife. The failure of MetLife to perform its obligations under these agreements (or claims by MetLife that Brighthouse has failed to perform its obligations under the agreements) may have a material adverse effect on our financial statements and could consume substantial resources and attention thus creating a material adverse impact on our business performance.
Brighthouse is required to pay MetLife for certain tax benefits, which amounts are expected to be material
In partial consideration for the assets contributed by MetLife to Brighthouse, Brighthouse has entered into a Tax Receivables Agreement with MetLife that provided for the payment by Brighthouse to MetLife of 86% of the amount of cash savings, if any, in federal income tax that Brighthouse and its subsidiaries, including us, actually realize as a result of the utilization of Brighthouse’s and its subsidiaries’, including our, net operating losses, capital losses, tax basis and amortization or depreciation deductions in respect of certain tax benefits Brighthouse, including us, may realize as a result of certain transactions involved in the Separation, together with interest accrued from the date the applicable tax return is due (without extension) until the date the applicable payment is due.
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
The Separation could adversely affect our business and profitability due to MetLife’s strong brand and reputation
Prior to the Separation, as a wholly-owned subsidiary of MetLife, we marketed our products and services using the “MetLife” brand name and logo. We have also benefited from certain trademarks licensed to us by MetLife in connection with the Separation. We believe the association with MetLife helped drive awareness of our brand among our customers, distributors, third party service providers and other persons due to MetLife’s globally recognized brand, reputation and services, as well as its strong capital base and financial strength.
In connection with the Separation, Brighthouse entered into an intellectual property license agreement with MetLife, pursuant to which Brighthouse and MetLife granted each other a non-exclusive, royalty-free, paid-up license for the United States to certain intellectual property rights each party owns (the “Intellectual Property License Agreement”). Under the Master Separation Agreement and the Intellectual Property License Agreement, we had a license to use certain trademarks and the “MetLife” name in certain limited circumstances, which expired in early 2019. While we have undertaken operational and legal steps to develop the “Brighthouse Financial” brand, the fact that we are no longer able to use the “MetLife” name could adversely affect our ability to attract and retain customers, which could result in reduced sales of our products.
Our affiliate has established a portfolio of trademarks in the United States that we consider important in the marketing of our products and services, including a trademark for Brighthouse’s name, “Brighthouse Financial,” and Brighthouse’s logo design. Brighthouse has also filed other trademark applications in the United States, including for product names and potential taglines. However, the registration of some of these trademarks is not complete and they may not all ultimately become registered. Our use of the Brighthouse Financial name for the Company or for our existing or any new products in the United States has been challenged by third parties, and our affiliates were involved in legal proceedings to protect or defend their or our rights with respect to the Brighthouse Financial name and trademarks. Although the parties to these proceedings have resolved this matter and dismissed the action, it is possible that other challenges to our trademarks could arise in the future.
As a result of the Separation, some of our existing policyholders, contract owners and other customers have chosen, and some may, in the future, choose to stop doing business with us, which could increase the rate of surrenders and withdrawals in our policies and contracts. In addition, other potential policyholders and contract owners may decide not to purchase our products because we are no longer a part of MetLife.
Brighthouse’s contractual arrangements with MetLife may not be adequate to meet our operational and business needs. The terms of Brighthouse’s arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party, and we may be unable to replace those services in a timely manner or on comparable terms
Brighthouse has contractual arrangements, such as the Transition Services Agreement, the Investment Management Agreement and the Intellectual Property License Agreement that require MetLife affiliates to provide certain services to us, including certain IT services pursuant to software license agreements that MetLife affiliates have with certain third-party software vendors, and investment management and investment management services with respect to Brighthouse’s general account portfolio and certain separate account assets of its insurance subsidiaries, as well as assets of BHF and its non-insurance subsidiaries. There can be no assurance that the services provided by the MetLife affiliates will be sufficient to meet our operational and business needs, that the MetLife affiliates will continue to be able to perform such functions in a manner satisfactory to us, that MetLife’s practices and procedures will continue to enable it to adequately administer the policies it handles, that we will receive sufficient information from MetLife with respect to the policies it administers for us or that any remedies available under these arrangements will be sufficient to us in the event of a dispute or nonperformance. See “— Risks Related to Our Business — The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business.”
As agreements between Brighthouse and MetLife affiliates continue to expire, be terminated, or be replaced by other third parties to provide services, there can be no assurance that these services will be sustained at the same levels as they were when we were receiving such services from MetLife or that Brighthouse will be able to obtain the same benefits from another provider or our indemnity rights from such third parties will not be limited. Brighthouse or we may not be able to replace services and arrangements in a timely manner or on terms and conditions, including cost, as favorable as those Brighthouse or we have previously received from MetLife. Certain agreements with the MetLife affiliates were entered into in the context of intercompany relationships that arose from enterprise-wide agreements with vendors, and we may have to pay higher prices for similar services from MetLife or unaffiliated third parties in the future.
There are incremental costs as a subsidiary of a separate, public company
As a result of the Separation, Brighthouse needed to replicate or replace certain functions, systems and infrastructure to which we do not have the same access. Brighthouse has also begun to make infrastructure investments in order to operate without the same access to MetLife’s existing operational and administrative infrastructure. These initiatives involve substantial costs, the hiring and integration of a large number of new employees, and integration of the new and expanded operations and infrastructure with our existing operations and infrastructure and, in some cases, the operations and infrastructure of our vendors and other third parties. They also require significant time and attention from our senior management and others throughout Brighthouse, in addition to their day-to-day responsibilities running the business. There can be no assurance that Brighthouse will be able to establish and expand the operations and infrastructure to the extent required, in the time, or at the costs anticipated, and without disrupting our ongoing business operations in a material way, all of which could have a material adverse effect on our business and results of operations.
Our business benefited from MetLife’s purchasing power when procuring goods and services. As a standalone company, Brighthouse may be unable to obtain such goods and services at comparable prices or on terms as favorable as those obtained prior to the Separation, which could decrease our overall profitability. See “— Brighthouse’s contractual arrangements with MetLife may not be adequate to meet our operational and business needs. The terms of Brighthouse’s arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party, and we may be unable to replace those services in a timely manner or on comparable terms.”
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Charlotte, North Carolina on a site of approximately 285,000 square feet leased by a MetLife affiliate from a third party. The term of that lease expires in September 2026. In connection with the Separation, we entered into arms-length sublease agreements with such MetLife affiliate for our Charlotte headquarters, as well as certain other locations. Our Charlotte facilities are occupied by each of our three segments, as well as Corporate & Other.
Item 3. Legal Proceedings
See Note 14 of the Notes to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
No established public trading market exists for Brighthouse Life Insurance Company’s common equity; all of Brighthouse Life Insurance Company’s common stock is held by Brighthouse Holdings.
During the years ended December 31, 2018 and 2017, Brighthouse Life Insurance Company paid no cash dividends. The maximum amount of dividends which Brighthouse Life Insurance Company may pay in 2019, without prior regulatory approval, is $798 million. See Note 11 of the Notes to the Consolidated Financial Statements for a discussion of restrictions on Brighthouse Life Insurance Company’s ability to pay dividends.
Item 6. Selected Financial Data
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC, which is a wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction I(2)(a) of Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s consolidated financial statements included elsewhere herein.
The term “Separation” refers to the separation of MetLife, Inc.’s (together with its subsidiaries and affiliates, “MetLife”) former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, Brighthouse Financial, Inc. (we use the term “BHF” to refer solely to Brighthouse Financial, Inc., and not to any of its subsidiaries), as well as the distribution on August 4, 2017 of 96,776,670, or 80.8%, of the 119,773,106 shares of BHF common stock outstanding immediately prior to the distribution date by MetLife, Inc. to holders of MetLife, Inc. common stock as of the record date for the distribution. The term “MetLife Divestiture” refers to the disposition by MetLife, Inc. on June 14, 2018 of all its remaining shares of BHF common stock. Effective with the MetLife Divestiture, MetLife, Inc. and its subsidiaries and affiliates are no longer considered related parties to BHF and its subsidiaries and affiliates.
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
The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits;

(ii)	accounting for reinsurance;

(iii)	capitalization and amortization of DAC and the amortization of VOBA;

(iv)	estimated fair values of investments in the absence of quoted market values;

(v)	investment impairments;

(vi)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vii)	measurement of income taxes and the valuation of deferred tax assets; and

(viii)	liabilities for litigation and regulatory matters.
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
Liability for Future Policy Benefits
Future policy benefits for traditional long-duration insurance contracts (term, whole-life insurance and income annuities) are payable over an extended period of time and the related liabilities are equal to the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Assumptions used to measure the liability are based on the Company’s experience and include a margin for adverse deviation. The principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, benefit utilization and withdrawals, policy lapse, retirement, disability incidence, disability terminations, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. These assumptions, intended to estimate the experience for the period the policy benefits are payable, are established at the time the policy is issued and are not updated unless a premium deficiency exists. Utilizing these assumptions, liabilities are established for each line of business. If experience is less favorable than assumed and a premium deficiency exists, DAC may be reduced, and/or additional insurance liabilities established, resulting in a reduction in earnings.
Future policy benefit liabilities for GMDBs and certain GMIBs relating to variable annuity contracts are based on estimates of the expected value of benefits in excess of the projected account balance, recognizing the excess ratably over the accumulation period based on total expected assessments. Liabilities for universal and variable life insurance secondary guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero using a range of scenarios and recognizing those benefits ratably over the contract period based on total expected assessments. The Company also maintains a profit followed by losses reserve on universal life insurance with secondary guarantees. The assumptions of investment performance and volatility for variable products are consistent with historical experience of the underlying separate account funds.
We regularly review our assumptions supporting our estimates of actuarial liabilities for future policy benefits. For universal life and annuity product guarantees, assumptions are updated periodically, whereas for traditional long-duration insurance contracts, assumptions are established at inception and not updated unless a premium deficiency exists. We also review our liability projections to determine if profits are projected in earlier years followed by losses projected in later years, which could require us to establish an additional liability. We aggregate insurance contracts by product and segment in assessing whether a premium deficiency or profits followed by losses exists. Differences between actual experience and the assumptions used in pricing our policies and guarantees, as well as adjustments to the related liabilities, result in changes to earnings.

See Note 1 of the Notes to the Consolidated Financial Statements for additional information on our accounting policy relating to variable annuity guarantees and liability for future policy benefits.
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
See Note 1 of the Notes to the Consolidated Financial Statements for additional information on our accounting policy relating to reinsurance and Note 6 of the Notes to the Consolidated Financial Statements for additional information on our reinsurance programs.
Deferred Policy Acquisition Costs and Value of Business Acquired
We incur significant costs in connection with acquiring new and renewal insurance business. Costs that relate directly to the successful acquisition or renewal of insurance contracts are deferred as DAC. VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity and investment-type contracts in force at the acquisition date. The recovery of both DAC and VOBA is dependent upon the future profitability of the related business.
DAC and VOBA related to deferred annuities, universal and variable life insurance contracts are amortized based on expected future gross profits. DAC and VOBA balances and amortization for variable contracts can be significantly impacted by changes in expected future gross profits related to projected separate account rates of return. Our practice of determining changes in projected separate account returns assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization with an offset to our unearned revenue liability which nets to approximately $200 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for variable annuity and variable universal life insurance contracts is in the 6-7% range.
We also generally review other long-term assumptions underlying the projections of expected future gross profits on an annual basis. These assumptions primarily relate to general account investment returns, interest crediting rates, mortality, in-force or persistency, benefit elections and withdrawals, and expenses to administer business. Assumptions used in the calculation of expected future gross profits which have significantly changed are updated annually. If the update of assumptions causes expected future gross profits to increase, DAC and VOBA amortization will generally decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.
Our DAC balances are also impacted by replacing expected future gross profits with actual gross profits in each reporting period, including changes in annuity embedded derivatives and the related nonperformance risk. When the change in expected future gross profits principally relates to the difference between actual and estimates in the current period, an increase in profits will generally result in an increase in amortization and a decrease in profits will generally result in a decrease in amortization.
See Note 1 and Note 5 of the Notes to the Consolidated Financial Statements for additional information relating to DAC and VOBA accounting policy and amortization.

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
Investment Impairments
One of the significant estimates related to AFS securities is our impairment evaluation. The assessment of whether an other-than-temporary impairment (“OTTI”) occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value on a security-by-security basis. Our review of each fixed maturity security for OTTI includes an analysis of gross unrealized losses by three categories of severity and/or age of gross unrealized loss. An extended and severe unrealized loss position may not have any impact on the ability of the issuer to service all scheduled interest and principal payments. Accordingly, such an unrealized loss position may not impact our evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected.
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
Derivatives
We use freestanding derivative instruments to hedge various capital market risks in our products, including: (i) certain guarantees, some of which are reported as embedded derivatives; (ii) current or future changes in the fair value of our assets and liabilities; and (iii) current or future changes in cash flows. All derivatives, whether freestanding or embedded, are required to be carried on the balance sheet at fair value with changes reflected in either net income (loss) attributable to Brighthouse Life Insurance Company or in OCI, depending on the type of hedge. Below is a summary of critical accounting estimates by type of derivative.
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

Embedded Derivatives in Variable Annuity Guarantees
We issue variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees attributable to the guarantee. The projections of future benefits and future fees require capital markets and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates and implied equity volatilities.
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital market inputs, as well as changes in our nonperformance risk may result in significant fluctuations in the estimated fair value of the guarantees that could have a material impact on net income. Changes to actuarial assumptions, principally related to contract holder behavior such as annuitization utilization and withdrawals associated with GMIB riders, can result in a change of expected future cash outflows of a guarantee between the accrual-based model for insurance liabilities and the fair-value based model for embedded derivatives. See Note 1 of the Notes to the Consolidated Financial Statements for additional information relating to the determination of the accounting model. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
Assumptions for embedded derivatives are reviewed at least annually, and if they change significantly, the estimated fair value is adjusted by a cumulative charge or credit to net income.
See Note 8 and Note 9 of the Notes to the Consolidated Financial Statements for additional information on our embedded derivatives and the determination of their fair values.
Embedded Derivatives in Index-Linked Annuities
The Company issues and assumes through reinsurance index-linked annuities that contain equity crediting rates accounted for as an embedded derivative. The crediting rates are measured at estimated fair value which is determined using a combination of an option pricing methodology and an option-budget approach. The estimated fair value includes capital market and actuarial policyholder behavior and biometric assumptions, including expectations for renewals at the end of the term period. Market conditions, including interest rates and implied volatilities, and variations in actuarial assumptions and risk margins, as well as changes in our nonperformance risk adjustment may result in significant fluctuations in the estimated fair value that could have a material impact on net income.
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
In the third quarter of 2017, in connection with the Separation, we updated our assumptions for determining the credit spread underlying the nonperformance risk adjustment to be based on BHF’s creditworthiness instead of that of MetLife, Inc. Our credit spread is determined by taking into consideration publicly available information relating to spreads in the secondary market for BHF’s debt. These observable spreads are then adjusted, as necessary, to reflect the financial strength ratings of the issuing insurance subsidiaries as compared to the credit rating of BHF.
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
Litigation Contingencies
We are a party to a number of legal actions and may be involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on our financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in our results of operations and financial condition.
See Note 14 of the Notes to the Consolidated Financial Statements for additional information regarding our assessment of litigation contingencies.
Non-GAAP and Other Financial Disclosures
Our definitions of the non-GAAP and other financial measures may differ from those used by other companies.
Non-GAAP Financial Disclosures
Adjusted Earnings
In this report, we present adjusted earnings, which excludes net income (loss) attributable to noncontrolling interests, as a measure of our performance that is not calculated in accordance with GAAP. We believe that this non-GAAP financial measure highlights our results of operations and the underlying profitability drivers of our business, as well as enhances the understanding of our performance by the investor community. However, adjusted earnings should not be viewed as a substitute for net income (loss) attributable to Brighthouse Life Insurance Company, which is the most directly comparable financial measure calculated in accordance with GAAP. See “— Results of Operations” for a reconciliation of adjusted earnings to net income (loss) attributable to Brighthouse Life Insurance Company.
Adjusted earnings, which may be positive or negative, is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. This financial measure focuses on our primary businesses principally by excluding (i) the impact of market volatility, which could distort trends and (ii) businesses that have been or will be sold or exited by us, referred to as divested businesses.
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
The tax impact of the adjustments mentioned is calculated net of the statutory tax rate, which could differ from our effective tax rate.
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
Net investment income plus Investment Hedge Adjustments and interest received on ceded fixed annuity reinsurance deposit funds reduced by Interest credited to policyholder account balances and interest on future policy benefits.

(iii)	Insurance-related activities	(iii)
Premiums less Policyholder benefits and claims (excluding (a) GMIB Costs, (b) Market Value Adjustments, (c) interest on future policy benefits and (d) amortization of deferred gain on reinsurance) plus the pass through of performance of ceded separate account assets.

(iv)	Amortization of DAC and VOBA	(iv)	Amortization of DAC and VOBA (excluding amounts related to (a) net investment gains (losses), (b) net derivative gains (losses), (c) GMIB Fees and GMIB Costs and (d) Market Value Adjustments).
(v)	Other expenses, net of DAC capitalization	(v)	Other expenses reduced by capitalization of DAC.
(vi)	Provision for income tax expense (benefit)	(vi)	Tax impact of the above items.
______________

(1)	Italicized items indicate GAAP statement of operations line items.
Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Accordingly, we report adjusted earnings by segment in Note 2 of the Notes to the Consolidated Financial Statements.

Other Financial Disclosures
The following additional information is relevant to an understanding of our performance results:

•
We sometimes refer to sales activity for various products. Statistical sales information for life sales are calculated using the LIMRA (Life Insurance Marketing and Research Association) definition of sales for core direct sales, excluding company sponsored internal exchanges, corporate-owned life insurance, bank-owned life insurance, and private placement variable universal life insurance. Annuity sales consist of 10% of direct statutory premiums, excluding company sponsored internal exchanges. These sales statistics do not correspond to revenues under GAAP but are used as relevant measures of business activity.

•
Allocated equity is the portion of common stockholder’s equity that management allocated to each of its segments prior to 2018. See “— Segment Capital” and Note 2 of the Notes to the Consolidated Financial Statements for further information.

Segment Capital
Beginning in the first quarter of 2018, we changed the methodology for how capital is allocated to segments and, in some cases, products. Segment investment and capitalization targets are now based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital. For our variable annuity business, the excess capital held is based on the target statutory total asset requirement consistent with our variable annuity risk management strategy. For insurance businesses other than variable annuities, excess capital held is based on a percentage of required statutory RBC. Assets in excess of those allocated to the segments, if any, are held in Corporate & Other. Segment net investment income reflects the performance of each segment’s respective invested assets.
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
Previously, invested assets held in the segments were based on net GAAP liabilities. Excess capital was retained in Corporate & Other and allocated to segments based on an internally developed statistics-based capital model intended to capture the material risks to which we were exposed (referred to as “allocated equity”). Surplus assets in excess of the combined allocations to the segments were held in Corporate & Other with net investment income being credited back to the segments at a predetermined rate. Any excess or shortfall in net investment income from surplus assets was recognized in Corporate & Other.
Management is responsible for the periodic review and enhancement of the capital allocation model to ensure it remains consistent with the Company’s overall objectives and emerging industry practices.
Results of Operations
Annual Actuarial Review
Generally, in the third quarter of each year we conduct an annual actuarial review (the “AAR”). The 2018 AAR for our variable annuity business reflected the alignment to the statutory variable annuity capital reform framework. These changes included lower lapse and utilization assumptions, consistent with updated Brighthouse policyholder experience and industry participants, as well as updates to the equity market scenario generator as reflected in the framework. We also updated the tax rate to reflect the statutory tax rate change due to the Tax Act. In our life business, we updated assumptions related to market returns, policyholder behavior and expenses.
As a result of the 2017 AAR related to our variable annuity business, we made certain changes to policyholder behavior, harmonized models and assumptions between GAAP and statutory and reflected Brighthouse specific variables after the completion of the Separation from our former parent. Updates to assumptions for our life businesses were related to realized experience in terms of mortality, lapses and premium payment patterns. Additionally, while we did not revise our long-term general account rate setting methodology inherited from our former parent in the prior year, we did experience positive impacts from differentiating the blended general account earned rates in our life business.
Consolidated Results for the Years Ended December 31, 2018 and 2017
Business Overview. We continue to evaluate our product offerings with the goal to provide new products that are simpler, more transparent and provide value to our advisors, clients and shareholders. New business efforts in both 2017 and 2018 centered on the sale of our suite of structured annuities consisting of products marketed under various names (collectively, Shield Annuities), in addition to the introduction of several new fixed annuity products launched in the second half of 2017 and late 2018, driving a 36% increase in annuity sales compared to the year ended December 31, 2017.
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Years Ended December 31,
	2018	2017
	(In millions)
Revenues
Premiums	$869	$828
Universal life and investment-type product policy fees	3,190	3,156
Net investment income	3,235	2,973
Other revenues	287	336
Net investment gains (losses)	(204)	(27)
Net derivative gains (losses)	745	(1,468)
Total revenues	8,122	5,798
Expenses
Policyholder benefits and claims	3,180	3,594
Interest credited to policyholder account balances	1,047	1,076
Capitalization of DAC	(319)	(256)
Amortization of DAC and VOBA	1,011	916
Interest expense on debt	6	56
Other expenses	2,076	2,033
Total expenses	7,001	7,419
Income (loss) before provision for income tax	1,121	(1,621)
Provision for income tax expense (benefit)	153	(738)
Net income (loss)	968	(883)
Less: Net income (loss) attributable to noncontrolling interests	1	—
Net income (loss) attributable to Brighthouse Life Insurance Company	$967	$(883)
The following table presents the components of net income (loss) attributable to Brighthouse Life Insurance Company, in addition to pre-tax adjusted earnings:

	Years Ended December 31,
	2018	2017
	(In millions)
GMLB Riders	$383	$(1,929)
Other derivative instruments	(202)	(204)
Net investment gains (losses)	(204)	(27)
Other adjustments	41	(43)
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	1,102	582
Net income (loss) before provision for income tax	1,120	(1,621)
Provision for income tax expense (benefit)	153	(738)
Net income (loss) attributable to Brighthouse Life Insurance Company	$967	$(883)
GMLB Riders. The GMLB Riders reflect (i) changes in the carrying value of GMLB liabilities, including GMIBs, GMWBs and GMABs, and Shield Annuities; (ii) changes in the fair value of the related hedges, as well as any ceded reinsurance of the liabilities; (iii) the fees earned from the GMLB liabilities; and (iv) the effects of DAC and VOBA amortization related to the preceding components.

Other Derivative Instruments. We have other derivative instruments, in addition to the hedges and embedded derivatives included in the GMLB Riders, for which changes in fair value are recognized in net derivative gains (losses).
Freestanding Derivatives. We have freestanding derivatives that economically hedge certain invested assets and insurance liabilities. The majority of this hedging activity is focused in the following areas:

•	use of interest rate swaps and swaptions to mitigate the risk of uncertainty around future levels of U.S. interest rates and bond yields within our ULSG business (“ULSG Hedge Program”);

•	use of interest rate swaps when we have duration mismatches where suitable assets with maturities similar to those of our long-dated liabilities are not readily available in the market; and

•	use of foreign currency swaps when we hold fixed maturity securities denominated in foreign currencies that are matching insurance liabilities denominated in U.S. dollars.
The market impacts on the hedges are accounted for in net income (loss) while the offsetting economic impact on the items they are hedging are either not recognized or recognized through OCI in equity.
Embedded Derivatives. Certain ceded reinsurance agreements are written on a coinsurance with funds withheld basis. The funds withheld component is accounted for as an embedded derivative with changes in the fair value recognized in net income (loss) in the period in which they occur. In addition, the changes in liability values of our index-linked annuity products that result from changes in the underlying equity index are accounted for as embedded derivatives. In connection with the transition to our variable annuity hedging program, changes in the fair value of the Shield Annuities were included in GMLB Riders beginning in the third quarter of 2017.
Pre-tax Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss) available to shareholders, as determined in accordance with GAAP. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss).
Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017
Net income before provision for income tax was $1.1 billion ($967 million, net of income tax), an increase of $2.7 billion ($1.9 billion, net of income tax) from a loss before provision for income tax of $1.6 billion ($883 million, net of income tax) in the prior period.
The increase was driven by the following key favorable items:

•	GMLB Riders, discussed in detail in “— GMLB Riders for the Years Ended December 31, 2018 and 2017;”

•	higher adjusted earnings, which is discussed in greater detail below;

•	lower policyholder benefits and claims resulting from the adjustment for market performance related to participating products in our run-off business; and

•	a loss on the Shield Annuities embedded derivatives recognized in the prior period.
The increase in income before provision for income tax was partially offset by the following key unfavorable items:

•	changes in the fair value of other freestanding derivatives including:

◦	current period losses on interest rate swaps and swaptions in our ULSG Hedge Program from rising long-term interest rates; and

◦	the unfavorable impact on credit default swaps from credit spreads widening in the current period and narrowing in the prior period; partially offset by

◦	the U.S. dollar strengthening in the current period and weakening in the prior period, favorably impacting foreign currency swaps;

•	higher net investment losses reflecting:

◦	higher current period net losses on sales of U.S. Treasuries due to portfolio repositioning actions; and

◦	current period net losses on equity securities compared to prior period net gains; partially offset by

◦	higher current period net gains on real estate joint ventures.
The provision for income tax in the current period led to an effective tax rate of 14%, compared to 46% in the prior period, and primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits. In the prior period we recognized an additional $1.1 billion non-cash tax charge in connection with the Separation, which was partially offset by a tax benefit of $704 million related to the Tax Act.
Reconciliation of Net Income (Loss) to Adjusted Earnings

	Years Ended December 31,
	2018	2017
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$967	$(883)
Add: Provision for income tax expense (benefit)	153	(738)
Net income (loss) before provision for income tax	1,120	(1,621)
Less: GMLB Riders	383	(1,929)
Less: Other derivative instruments	(202)	(204)
Less: Net investment gains (losses)	(204)	(27)
Less: Other adjustments (1)	41	(43)
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	1,102	582
Less: Provision for income tax expense (benefit)	157	459
Adjusted earnings	$945	$123
Consolidated Results for the Years Ended December 31, 2018 and 2017 - Adjusted Earnings
The following table presents the components of adjusted earnings:

	Years Ended December 31,
	2018	2017
	(In millions)
Fee income	$3,213	$3,224
Net investment spread	1,371	1,235
Insurance-related activities	(1,125)	(1,177)
Amortization of DAC and VOBA	(593)	(867)
Other expenses, net of DAC capitalization	(1,763)	(1,833)
Less: Net income (loss) attributable to noncontrolling interests	1	—
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	1,102	582
Provision for income tax expense (benefit)	157	459
Adjusted earnings	$945	$123
Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017
Adjusted earnings increased $822 million.
Key favorable impacts were:

•	lower amortization of DAC and VOBA due to:

◦
favorable impacts in our ULSG business resulting from the write-off of the remaining ULSG-related DAC as a result of additional loss recognition triggered by the Contribution Transactions in the prior period and

◦	an unfavorable DAC adjustment in the prior year related to ceded participating whole life business; partially offset by

◦	less favorable impacts from the AAR in the current period than the prior period and negative equity market performance in our annuities business;

•	higher net investment spread reflecting:

◦	higher average invested assets resulting from positive net flows in the general account;

◦	the repositioning of the investment portfolio into higher yielding assets; and

◦	higher returns on other limited partnership interests from improved equity performance; partially offset by

◦	lower derivatives income due to the termination of interest rate swaps; and

◦	lower income from our securities lending program resulting from a reduction in program size and lower margins due to the impact of a flatter yield curve;

•	lower other expenses due to:

◦	lower costs related to reinsurance financing arrangements that were terminated in the second quarter of 2017; and

◦	the exit in the current period of various transition services agreements with MetLife; partially offset by

◦	higher operating costs as a result of being a stand-alone company;

•	lower costs of insurance-related activities due to:

◦	lower GMDB liabilities resulting from the AAR in our annuities business and

◦	the net impact of the changes to pension risk transfer reserves; partially offset by

◦	unfavorable ULSG reserve growth and mortality; and

◦	the net impact of reinsurance recapture transactions in both periods.
The increase in adjusted earnings was partially offset by lower fee income due to:

◦	lower asset-based fees resulting from lower average separate account balances; and

◦	a net benefit recognized in the prior period in connection with recapture activity in our variable annuity business; partially offset by

◦	higher retained fees from the recapture of reinsurance agreements in the current period in our universal life business.
The provision for income tax in the current period led to an effective tax rate of 14%. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits. In the prior period we recognized an additional $1.1 billion non-cash tax charge in connection with the Separation, which was partially offset by a tax benefit of $704 million related to the Tax Act. These adjustments resulted in an effective tax rate percentage that is not meaningful for comparison purposes and accordingly has not been included.

GMLB Riders for the Years Ended December 31, 2018 and 2017
The following table presents the overall impact on income (loss) before provision for income tax from the performance of GMLB Riders for (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees, and (iv) associated DAC amortization.

	Years Ended December 31,
	2018	2017
	(In millions)
Liabilities (1)	$(405)	$367
Hedging Program (2)	375	(3,140)
Ceded Reinsurance	(2)	39
Fees (3)	836	839
GMLB DAC	(421)	(34)
Total GMLB Riders	$383	$(1,929)
______________

(1)
Includes cumulative changes in fair value of the Shield Annuities embedded derivatives of $358 million and ($305) million for the years ended December 31, 2018 and 2017, respectively. Changes in the fair value of the Shield Annuities embedded derivatives were not included in the GMLB results for the first and second quarters of 2017.

(2)
Certain hedges of GMIB insurance liabilities were historically reported in policyholder benefits and claims. Amount reported in policyholder benefits and claims was ($324) million or the year ended December 31, 2017. Consistent with the hedge strategy now focused on a statutory target, with less emphasis on matching GAAP liabilities, all hedge program amounts were recorded in net derivative gains (losses) beginning in 2018.

(3)	Excludes living benefit fees of $68 million and $70 million, included as a component of adjusted earnings, for the years ended December 31, 2018 and 2017, respectively.
Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017
GMLB Liabilities. Liabilities include (i) guarantee rider benefits accounted for as embedded derivatives, (ii) guarantee rider benefits accounted for as insurance and (iii) Shield Annuities embedded derivatives. Liabilities related to guarantee rider benefits represent our obligation to protect policyholders against the possibility that a downturn in the markets will reduce the specified benefits that can be claimed under the base annuity contract. Any periods of significant and/or sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of these liabilities. An increase in these liabilities would result in a decrease to our net income (loss), which could be significant. Shield Annuities currently offered provide the ability for the contract holder to participate in the appreciation of certain financial markets up to a stated level, while offering protection from a portion of declines in the applicable indices or benchmark. We believe that Shield Annuities may provide us with risk offset to liabilities related to guarantee rider benefits.
GMLB Hedging Program and Reinsurance. We enter into freestanding derivatives to hedge the market risks inherent in the GMLB Liabilities. Generally, the same market factors that impact the fair value of the guarantee rider embedded derivatives impact the value of the hedges, though in the opposite direction. However, the changes in value of the GMLB Liabilities and related hedges may not be symmetrical and the divergence could be significant due to certain factors, such as the guarantee riders accounted for as insurance are not recognized at fair value and there are unhedged risks within the GMLB Liabilities. We may also use reinsurance to manage our exposure related to the GMLB Liabilities.
GMLB Fees. We earn fees from the guarantee rider benefits, which are calculated based on benefits that provide the policyholder a minimum return based on their initial deposit (the “ Benefit Base”). Fees calculated based on the Benefit Base are more stable in market downturns, compared to fees based on the account value because the Benefit Base excludes the impact of a decline in the market value of the policyholder’s account value. We use the fees directly earned from the guarantee riders to fund the reserves, future claims and costs associated with the hedges of market risks inherent in these liabilities. For guarantee rider embedded derivatives, the future fees are included in the fair value of the embedded derivative liabilities, with changes recorded in net derivative gains (losses). For guarantee rider benefits accounted for as insurance, while the related fees do affect the valuation of these liabilities, they are not included in the resulting liability values, but are recorded separately in universal life and investment-type policy fees.

GMLB DAC. Changes in the fair value of GMLB Liabilities that are accounted for as embedded derivatives result in a corresponding recognition of DAC amortization that generally has an inverse effect on net income (loss), which we refer to as the DAC offset. While the DAC offset is generally the most significant driver of GMLB DAC, it can be impacted by other adjustments including amortization related to guarantee benefit riders accounted for as insurance.
Comparative results from GMLB Riders were favorable by $2.3 billion. Of this amount, a favorable change of $2.3 billion was recorded in net derivative gains (losses). This change was mostly driven by a decrease in equity market performance, particularly in the fourth quarter of 2018, which impacted the following:

•	a favorable change in the fair value of equity derivatives in our GMLB Hedging Program; and

•	a favorable change in the fair value of the Shield Annuities embedded derivatives; partially offset by

•	an increase in the liability reserves for the guarantee rider embedded derivatives, net of the favorable change in non-performance risk driven by a widening of credit spreads in the current period.
These net favorable effects from the decline in equity markets were partially offset by an unfavorable change in comparative results related to GMLB DAC reflecting:

•	an unfavorable change in the offset related to the cumulative historical losses in the GMLB Hedging Program; and

•	an unfavorable change in the offset related to the change in non-performance risk associated with the guarantee rider embedded derivatives; partially offset by

•
higher amortization recognized in the prior period in connection with the AAR, primarily from changes in the amortization period and the use of Brighthouse’s post-separation credit spread, instead of that of MetLife, in the calculation of the non-performance risk adjustment.

Effects of Inflation
Management believes that inflation has not had a material effect on the Company’s results of operations, except insofar as inflation may affect interest rates.
An increase in inflation could affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Inflation also increases expenses for labor and other materials, potentially putting pressure on profitability if such costs cannot be passed through in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity, inhibit revenue growth and reduce the number of attractive investment opportunities.
Off-Balance Sheet Arrangements
Collateral for Securities Lending and Derivatives
We have a securities lending program for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties, which cannot be sold or repledged, and which is not recorded on our consolidated balance sheets. The amount of this collateral was $55 million and $29 million at estimated fair value at December 31, 2018 and 2017, respectively. See Note 7 of the Notes to the Consolidated Financial Statements for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or repledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $141 million and $368 million at December 31, 2018 and 2017, respectively. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Guarantees
See “Guarantees” in Note 14 of the Notes to the Consolidated Financial Statements.

Other
Additionally, we enter into commitments for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnership investments, bank credit facilities and private corporate bond investments. See Note 7 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments, as well as for information on our investments in fixed maturity securities and mortgage loans.
Other than the commitments disclosed in Note 14 of the Notes to the Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund mortgage loans, partnership investments, bank credit facilities and private corporate bond investments.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported in the financial statements in conformity with GAAP. For more details on policyholder liabilities, see “— Summary of Critical Accounting Estimates.”
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
We have experienced, and will likely in the future experience, catastrophe losses and possibly acts of terrorism, as well as turbulent financial markets that may have an adverse impact on our business, results of operations, and financial condition. Due to their nature, we cannot predict the incidence, timing, severity or amount of losses from catastrophes and acts of terrorism, but we make broad use of catastrophic and non-catastrophic reinsurance to manage risk from these perils.
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
Liquidity and Capital Resources
Overview
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility or disruptions in global capital markets, particular markets or financial asset classes can impact us adversely, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors.
Liquidity and Capital Management
Based upon our capitalization, expectations regarding maintaining our ratings, business mix and funding sources available to us, we believe we have sufficient liquidity to meet business requirements under current market conditions and certain stress scenarios. We continuously monitor and adjust our liquidity and capital plans in light of market conditions, as well as changing needs and opportunities.

We maintain a substantial short-term liquidity position, which was $1.5 billion and $1.1 billion at December 31, 2018 and 2017, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $35.9 billion and $36.5 billion at December 31, 2018 and 2017. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
Rating Agencies
The following financial strength ratings represent each rating agency’s current opinion of our ability to pay obligations under insurance policies and contracts in accordance with their terms and are not evaluations directed toward the protection of investors in our securities. Financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating.
Our financial strength ratings as of the date of this filing are indicated in the following table. All financial strength ratings have a stable outlook unless otherwise indicated.

	A.M. Best	Fitch	Moody’s	S&P
	“A++ (superior)” to “S (suspended)”	“AAA (exceptionally strong)” to “C (distressed)”	“Aaa (highest quality)” to “C (lowest rated)”	“AAA (extremely strong)” to “SD (Selective Default)” or “D (Default)”
Brighthouse Life Insurance Company	A	A	A3	A+ (1)
	3rd of 16	6th of 19	7th of 21	5th of 22
Brighthouse Life Insurance Company of NY	A	NR	NR	A+ (1)
	3rd of 16			5th of 22
______________
NR = Not rated
(1) Negative outlook.
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
Sources and Uses of Liquidity and Capital
Cash Flows from Operating Activities
The principal cash inflows from our insurance activities come from insurance premiums, annuity considerations and net investment income. The principal cash outflows are the result of various annuity and life insurance products, operating expenses and income tax, as well as interest expense. The primary liquidity concern with respect to these cash flows is the risk of early contract holder and policyholder withdrawal.
Cash Flows from Investing Activities
The principal cash inflows from our investment activities come from repayments of principal, proceeds from maturities and sales of investments, as well as settlements of freestanding derivatives. The principal cash outflows relate to purchases of investments and settlements of freestanding derivatives. We typically can have a net cash outflow from investing activities because cash inflows from insurance operations are reinvested in accordance with our Asset Liability Management (“ALM”) discipline to fund insurance liabilities. We closely monitor and manage these risks through our comprehensive investment risk management process. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption.

Cash Flows from Financing Activities
The principal cash inflows from our financing activities come from capital contributions from our parent, Brighthouse Holdings, issuances of debt, deposits of funds associated with policyholder account balances and lending of securities. The principal cash outflows come from repayments of debt, withdrawals associated with policyholder account balances and the return of securities on loan. The primary liquidity concerns with respect to these cash flows are market disruption and the risk of early policyholder withdrawal.
Primary Sources of Liquidity and Capital
In addition to the summary description of liquidity and capital sources discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary sources of liquidity and capital:
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
In July 2018, Brighthouse Life Insurance Company became a member of FHLB of Atlanta and, shortly thereafter, discontinued its membership in FHLB of Pittsburgh. At both December 31, 2018 and 2017, Brighthouse Life Insurance Company had obligations outstanding under funding agreements with certain FHLBs of $595 million. During the years ended December 31, 2018, 2017 and 2016, Brighthouse Life Insurance Company issued $0, $25 million and $4.7 billion, respectively, and repaid $0, $75 million and $5.9 billion, respectively, under such funding agreements. Activity related to these funding agreements is reported in the Run-off segment.
Farmer Mac Funding Agreements
In February 2019, Brighthouse Life Insurance Company entered into a funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”), pursuant to which the parties may agree to enter into funding agreements in an aggregate amount of up to $500 million. The funding agreement program has a term ending on December 1, 2023. Funding agreements are issued to Farmer Mac in exchange for cash. In connection with each funding agreement, Farmer Mac will be granted liens on certain assets, including agricultural loans, to collateralize Brighthouse Life Insurance Company’s obligations under the funding agreements. Upon any event of default by Brighthouse Life Insurance Company, Farmer Mac’s recovery on the collateral is limited to the amount of Brighthouse Life Insurance Company’s liabilities to Farmer Mac. At March 5, 2019, there were no borrowings under this funding agreement program.
Long-term Debt Issued
In December 2018, Brighthouse Life Insurance Company issued a $200 million surplus note due December 2058 to NELICO (the “December 2058 Surplus Note”) in exchange for $28 million of cash and $172 million of invested assets, primarily fixed maturity securities. The December 2058 Surplus Note bears interest at a fixed rate of 8.15%, payable annually. On December 21, 2018, with the prior approval of the Commonwealth of Massachusetts Division of Insurance, NELICO distributed the December 2058 Surplus Note to BH Holdings via a non-cash extraordinary dividend. Payments of interest and principal on the December 2058 Surplus Note may be made only with the prior approval of the Delaware Department of Insurance.
On September 28, 2018, Brighthouse Life Insurance Company issued a $200 million surplus note due September 2058 to BH Holdings (the “September 2058 Surplus Note”) in exchange for cash, which bears interest at a fixed rate of 7.80%, payable annually. Payments of interest and principal on the September 2058 Surplus Note may be made only with the prior approval of the Delaware Department of Insurance.
Repurchase Facility
In April 2018, Brighthouse Life Insurance Company entered into a secured committed repurchase facility (the “Repurchase Facility”) with a financial institution, pursuant to which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $2.0 billion. The Repurchase Facility has a term of three years, beginning on July 31, 2018 and maturing on July 31, 2021. Under the Repurchase Facility, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (ranging from two weeks to three months) and at a price which represents the original purchase price plus interest. At December 31, 2018, there were no borrowings under the Repurchase Facility.

Reinsurance Financing Arrangement
Our reinsurance subsidiary, BRCD, was formed to manage our capital and risk exposures and to support our term and ULSG businesses through the use of affiliated reinsurance arrangements and related reserve financing. At December 31, 2018, BRCD had a $10.0 billion financing arrangement with a pool of highly rated third-party reinsurers. This financing arrangement consists of credit-linked notes that each mature in 2037. At December 31, 2018, there were no borrowings under this facility, and there was $9.8 billion of funding available under this financing arrangement.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans. Surrender or lapse behavior differs somewhat by product, but tends to occur in the ordinary course of business. During the years ended December 31, 2018 and 2017, general account surrenders and withdrawals from our annuity products totaled $2.3 billion and $1.6 billion, respectively.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2018 and 2017, counterparties were obligated to return cash collateral pledged by us of $64 million and $44 million, respectively. At December 31, 2018 and 2017, we were obligated to return cash collateral pledged to us by counterparties of $1.4 billion and $367 million, respectively. See Note 8 of the Notes to the Consolidated Financial Statements for additional information about pledged collateral. We also pledge collateral from time to time in connection with funding agreements.
Securities Lending
We have a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $3.6 billion and $3.8 billion at December 31, 2018 and 2017, respectively. Of these amounts, $1.5 billion and $1.6 billion at December 31, 2018 and 2017, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2018 was $1.4 billion, all of which were U.S. government and agency securities which, if put back to us, could be immediately sold to satisfy the cash requirement. See Note 7 of the Notes to the Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We have an integrated process for managing risk exposures, which is coordinated among our Risk Management, Treasury, Actuarial and Investment Departments. The process is designed to assess and manage exposures on a consolidated company-wide basis. BHF has established a Balance Sheet Committee (“BSC”). The BSC is responsible for periodically reviewing all material financial risks to us and, in the event risks exceed desired tolerances, informs the Finance and Risk Committee of the Brighthouse Financial Inc. Board of Directors, considers possible courses of action and determines how best to resolve or mitigate such risks. In taking such actions, the BSC considers industry best practices and the current economic environment. The BSC also reviews and approves target investment portfolios in order to align them with our liability profile and establishes guidelines and limits for various risk-taking departments, such as the Investment Department. Our Treasury Department is responsible for coordinating our ALM strategies throughout the enterprise. The membership of the BSC is comprised of the following members of Brighthouse’s senior management: Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Operating Officer and Chief Investment Officer.
Our significant market risk management practices include, but are not limited to, the following:

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
Market Risk - Fair Value Exposures
We regularly analyze our market risk exposure to interest rate, equity market price, credit spreads and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We have exposure to market risk through our insurance and annuity operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We may have additional financial impacts, other than changes in fair value, which are beyond the scope of this discussion. See “Risk Factors” for additional disclosure regarding our market risk and related sensitivities.
Interest Rates
Our fair value exposure to changes in interest rates arises most significantly from our interest rate sensitive liabilities and our holdings of fixed maturity securities, mortgage loans and derivatives that are used to support our policyholder liabilities. Our interest rate sensitive liabilities include long-term debt, policyholder account balances related to certain investment type contracts, and embedded derivatives in variable annuity contracts with guaranteed minimum benefits. Our fixed maturity securities including U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed and other ABS, and our commercial, agricultural and residential mortgage loans, are exposed to changes in interest rates. We also use derivatives including swaps, caps, floors and options to mitigate the exposure related to interest rate risks from our product liabilities.

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
Foreign Currency Exchange Rates
Our fair value exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity securities, mortgage loans and certain liabilities. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and liabilities are the Euro and the British pound. We economically hedge substantially all of our foreign currency exposure.
Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates using a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, or a 10% change in equity market prices or foreign currency exchange rates. We believe that these changes in market rates and prices are reasonably possible in the near term. In performing the analysis summarized below, we used market rates as of December 31, 2018. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

•	the estimated fair value of our interest rate sensitive exposures resulting from a 100 basis point change (increase or decrease) in interest rates;

•	the estimated fair value of our equity positions due to a 10% change (increase or decrease) in equity market prices; and

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

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. Our actual losses in any particular period may vary from the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•
interest sensitive liabilities do not include $38.3 billion of insurance contracts, which are accounted for on a book value basis. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets;

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

The table below illustrates the potential loss in estimated fair value of our interest sensitive financial instruments due to a 100 basis point increase in the yield curve by type of asset and liability as of:

	December 31, 2018
	Notional Amount	Estimated Fair Value (1)	100 Basis Point Increase in the Yield Curve
	(In millions)
Financial assets with interest rate risk
Fixed maturity securities		$61,348	$(5,201)
Mortgage loans		$13,761	(697)
Policy loans		$1,071	(31)
Premiums, reinsurance and other receivables		$1,532	(128)
Embedded derivatives within asset host contracts (2)		$228	(72)
Increase (decrease) in fair value of assets			(6,129)

Financial liabilities with interest rate risk (3)
Policyholder account balances		$13,732	556
Long-term debt		$418	37
Other liabilities		$377	5
Embedded derivatives within liability host contracts (2)		$2,516	990
(Increase) decrease in fair value of liabilities			1,588

Derivative instruments with interest rate risk
Interest rate contracts	$31,318	$98	(1,288)
Equity contracts	$55,478	$290	(137)
Increase (decrease) in fair value of derivative instruments			(1,425)
Net change			$(5,966)
______________

(1)	Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contract holder.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $38.3 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets.

Sensitivity Summary
In the following paragraph, to conform with the same sensitivities applied as of December 31, 2018, the sensitivities to changes in interest rates presented as of December 31, 2017 have been recast to reflect the impact of a 100 basis point change in interest rates.
Sensitivity to rising interest rates decreased by $423 million, or 7%, to $6.0 billion as of December 31, 2018 from $6.3 billion as of December 31, 2017. This change was primarily due to lower sensitivity of derivatives used by the Company as hedges against changes in interest rates.
Sensitivity to a 10% rise in equity prices increased by $218 million, or 623%, to $253 million as of December 31, 2018 from $35 million at December 31, 2017.
As previously mentioned, we economically hedge substantially all of our foreign currency exposure such that the Company’s sensitivity to changes in foreign currencies is minimal.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholder and the Board of Directors of Brighthouse Life Insurance Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brighthouse Life Insurance Company and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index to the Consolidated Financial Statements, Notes and Schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
March 5, 2019

We have served as the Company’s auditor since 2005.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Balance Sheets
December 31, 2018 and 2017
(In millions, except share and per share data)

	2018	2017
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $59,672 and $58,599, respectively)	$61,348	$63,333
Equity securities, at estimated fair value	140	161
Mortgage loans (net of valuation allowances of $56 and $46, respectively)	13,596	10,640
Policy loans	1,001	1,106
Real estate joint ventures	451	433
Other limited partnership interests	1,839	1,667
Short-term investments, principally at estimated fair value	—	269
Other invested assets, principally at estimated fair value	3,037	2,519
Total investments	81,412	80,128
Cash and cash equivalents	3,494	1,363
Accrued investment income	704	575
Premiums, reinsurance and other receivables	13,113	12,918
Deferred policy acquisition costs and value of business acquired	5,086	5,623
Current income tax recoverable	1	735
Other assets	509	547
Separate account assets	91,511	110,156
Total assets	$195,830	$212,045
Liabilities and Equity
Liabilities
Future policy benefits	$35,588	$35,715
Policyholder account balances	39,330	37,069
Other policy-related balances	2,728	2,720
Payables for collateral under securities loaned and other transactions	5,047	4,158
Long-term debt	434	46
Current income tax payable	2	—
Deferred income tax liability	944	894
Other liabilities	3,455	4,419
Separate account liabilities	91,511	110,156
Total liabilities	179,039	195,177
Contingencies, Commitments and Guarantees (Note 14)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	19,073	19,073
Retained earnings (deficit)	(3,090)	(4,132)
Accumulated other comprehensive income (loss)	718	1,837
Total Brighthouse Life Insurance Company's stockholder's equity	16,776	16,853
Noncontrolling interests	15	15
Total equity	16,791	16,868
Total liabilities and equity	$195,830	$212,045
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	2018	2017	2016
Revenues
Premiums	$869	$828	$1,180
Universal life and investment-type product policy fees	3,190	3,156	3,097
Net investment income	3,235	2,973	3,111
Other revenues	287	336	709
Net investment gains (losses)	(204)	(27)	(67)
Net derivative gains (losses)	745	(1,468)	(5,770)
Total revenues	8,122	5,798	2,260
Expenses
Policyholder benefits and claims	3,180	3,594	3,738
Interest credited to policyholder account balances	1,047	1,076	1,131
Amortization of deferred policy acquisition costs and value of business acquired	1,011	916	(225)
Other expenses	1,763	1,833	2,081
Total expenses	7,001	7,419	6,725
Income (loss) before provision for income tax	1,121	(1,621)	(4,465)
Provision for income tax expense (benefit)	153	(738)	(1,690)
Net income (loss)	968	(883)	(2,775)
Less: Net income (loss) attributable to noncontrolling interests	1	—	—
Net income (loss) attributable to Brighthouse Life Insurance Company	$967	$(883)	$(2,775)
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	2018	2017	2016
Net income (loss)	$968	$(883)	$(2,775)
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(1,355)	590	(535)
Unrealized gains (losses) on derivatives	22	(166)	27
Foreign currency translation adjustments	(4)	9	(3)
Other comprehensive income (loss), before income tax	(1,337)	433	(511)
Income tax (expense) benefit related to items of other comprehensive income (loss)	297	156	165
Other comprehensive income (loss), net of income tax	(1,040)	589	(346)
Comprehensive income (loss)	(72)	(294)	(3,121)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	1	—	—
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$(73)	$(294)	$(3,121)
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Equity
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$75	$16,850	$117	$1,594	$18,636	$—	$18,636
Capital contributions from MetLife, Inc.		1,637	—		1,637		1,637
Dividends paid to MetLife, Inc.		—	(261)		(261)		(261)
Return of capital		(26)			(26)		(26)
Net income (loss)			(2,775)	—	(2,775)		(2,775)
Other comprehensive income (loss), net of income tax				(346)	(346)		(346)
Balance at December 31, 2016	75	18,461	(2,919)	1,248	16,865	—	16,865
Sale of operating joint venture interest to former affiliate		202			202		202
Return of capital		(2,737)			(2,737)		(2,737)
Capital contributions		3,147			3,147		3,147
Change in noncontrolling interests					—	15	15
Net income (loss)			(883)		(883)		(883)
Effect of change in accounting principle			(330)	330	—		—
Other comprehensive income (loss), net of income tax				259	259		259
Balance at December 31, 2017	75	19,073	(4,132)	1,837	16,853	15	16,868
Cumulative effect of change in accounting principle and other, net of income tax (Note 1)			75	(79)	(4)		(4)
Balance at January 1, 2018	75	19,073	(4,057)	1,758	16,849	15	16,864
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			967		967	1	968
Other comprehensive income (loss), net of income tax				(1,040)	(1,040)		(1,040)
Balance at December 31, 2018	$75	$19,073	$(3,090)	$718	$16,776	$15	$16,791
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$968	$(883)	$(2,775)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	14	25	56
Amortization of premiums and accretion of discounts associated with investments, net	(259)	(271)	(231)
(Gains) losses on investments, net	204	27	67
(Gains) losses on derivatives, net	(102)	3,084	6,998
(Income) loss from equity method investments, net of dividends and distributions	(66)	(50)	26
Interest credited to policyholder account balances	1,047	1,076	1,131
Universal life and investment-type product policy fees	(3,190)	(3,156)	(3,097)
Goodwill impairment	—	—	381
Change in accrued investment income	(177)	(80)	(35)
Change in premiums, reinsurance and other receivables	(224)	55	45
Change in deferred policy acquisition costs and value of business acquired, net	689	660	(555)
Change in income tax	1,111	—	(1,830)
Change in other assets	2,063	2,176	2,152
Change in future policy benefits and other policy-related balances	1,386	1,522	2,404
Change in other liabilities	94	(314)	(590)
Other, net	63	75	(16)
Net cash provided by (used in) operating activities	3,621	3,946	4,131
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	15,621	16,409	45,460
Equity securities	22	97	224
Mortgage loans	793	761	1,560
Real estate joint ventures	87	77	446
Other limited partnership interests	187	262	417
Purchases of:
Fixed maturity securities	(16,427)	(17,811)	(39,097)
Equity securities	(2)	(2)	(58)
Mortgage loans	(3,890)	(2,044)	(2,847)
Real estate joint ventures	(31)	(268)	(75)
Other limited partnership interests	(327)	(263)	(203)
Cash received in connection with freestanding derivatives	1,802	1,859	707
Cash paid in connection with freestanding derivatives	(2,938)	(3,829)	(2,764)
Issuance of loan to affiliate	(2)	—	—
Sale of operating joint venture interest to a former affiliate	—	42	—
Receipts on loans to a former affiliate	—	—	50
Net change in policy loans	105	(14)	109
Net change in short-term investments	269	1,057	596
Net change in other invested assets	(17)	(16)	7
Net cash provided by (used in) investing activities	$(4,748)	$(3,683)	$4,532
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	2018	2017	2016
Cash flows from financing activities
Policyholder account balances:
Deposits	$5,899	$4,381	$10,040
Withdrawals	(3,400)	(3,114)	(12,292)
Net change in payables for collateral under securities loaned and other transactions	889	(3,139)	(3,251)
Long-term debt issued	228	—	—
Long-term debt repaid	(9)	(13)	(26)
Returns of capital	—	(3,425)	—
Capital contributions	—	1,300	1,688
Capital contribution associated with the sale of operating joint venture interest to a former affiliate	—	202	—
Dividend paid to MetLife, Inc.	—	—	(261)
Financing element on certain derivative instruments and other derivative related transactions, net	(303)	(149)	(1,011)
Other, net	(46)	—	—
Net cash provided by (used in) financing activities	3,258	(3,957)	(5,113)
Change in cash, cash equivalents and restricted cash	2,131	(3,694)	3,550
Cash, cash equivalents and restricted cash, beginning of year	1,363	5,057	1,507
Cash, cash equivalents and restricted cash, end of year	$3,494	$1,363	$5,057
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$3	$81	$130
Income tax	$(891)	$(684)	$150
Non-cash transactions:
Transfer of fixed maturity securities from former affiliates	$—	$—	$4,030
Transfer of mortgage loans from former affiliates	$—	$—	$662
Transfer of short-term investments from former affiliates	$—	$—	$94
Transfer of fixed maturity securities to former affiliates	$—	$293	$346
Reduction of other invested assets in connection with affiliated reinsurance transactions	$—	$—	$676
Reduction of policyholder account balances in connection with reinsurance transactions	$—	$293	$—
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“BLIC” and the “Company” refer to Brighthouse Life Insurance Company, a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC (“Brighthouse Holdings”), which until July 28, 2017 was a direct wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”).
The Company offers a range of individual annuities and individual life insurance products. The Company is organized into three segments: Annuities; Life; and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other.
In 2016, MetLife announced its plan to pursue the separation of a substantial portion of its former U.S. retail business (the “Separation”.) Until the completion of the Separation on August 4, 2017, Brighthouse Financial, Inc. (“BHF,” together with its subsidiaries and affiliates, “Brighthouse Financial”) was a wholly-owned subsidiary of MetLife, Inc. MetLife, Inc. undertook several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) to include Brighthouse Life Insurance Company and certain affiliates in the separated business. In connection with the Restructuring, effective April 2017, following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and Brighthouse Life Insurance Company of NY (“BHNY”) to Brighthouse Life Insurance Company. The affiliated reinsurance companies were then merged into Brighthouse Reinsurance Company of Delaware (“BRCD”), a licensed reinsurance subsidiary of Brighthouse Life Insurance Company. See Note 3 for further information on this change, which was applied retrospectively. On July 28, 2017, MetLife, Inc. contributed Brighthouse Holdings to BHF, resulting in Brighthouse Life Insurance Company becoming an indirect wholly-owned subsidiary of BHF. On August 4, 2017, MetLife, Inc. completed the Separation through a distribution of 80.8% of MetLife, Inc.’s interest in BHF, to holders of MetLife, Inc. common stock.
On June 14, 2018, MetLife, Inc. divested its remaining shares of BHF common stock (the “MetLife Divestiture”). As a result, MetLife, Inc. and its subsidiaries and affiliates are no longer considered related parties subsequent to the MetLife Divestiture.
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
The Company uses the equity method of accounting for investments in real estate joint ventures and other limited partnership interests when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period. When the Company has virtually no influence over the investee’s operations, the investment is carried at fair value.
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
Summary of Significant Accounting Policies
Insurance
Future Policy Benefit Liabilities and Policyholder Account Balances
The Company establishes liabilities for future amounts payable under insurance policies. Insurance liabilities are generally equal to the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Assumptions used to measure the liability are based on the Company’s experience and include a margin for adverse deviation. The principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, benefit utilization and withdrawals, policy lapse, retirement, disability incidence, disability terminations, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type.
For traditional long duration insurance contracts (term, whole-life insurance and income annuities), assumptions are determined at issuance of the policy and are not updated unless a premium deficiency exists. A premium deficiency exists when the liability for future policy benefits plus the present value of expected future gross premiums are less than expected future benefits and expenses (based on current assumptions). When a premium deficiency exists, the Company will reduce any deferred acquisition costs and may also establish an additional liability to eliminate the deficiency. To assess whether a premium deficiency exists, the Company groups insurance contracts based on the manner acquired, serviced and the measurement of profitability. In applying the profitability criteria, groupings are limited by segment.
In certain cases, the liability for an insurance product may be sufficient in the aggregate, but the pattern of future earnings may result in profits followed by losses. In these situations, the Company may establish an additional liability to offset the losses that are expected to be recognized in later years.
Policyholder account balances relate to customer deposits on universal life insurance and deferred annuity contracts and are equal to the sum of deposits, plus interest credited, less charges and withdrawals.
Liabilities for secondary guarantees on universal and variable life insurance contracts are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the contract period based on total expected assessments. The Company also maintains a liability for profits followed by losses on universal life insurance with secondary guarantees. The assumptions used in estimating the secondary guarantee liabilities are consistent with those used for amortizing deferred policy acquisition costs (“DAC”) and are reviewed and updated at least annually. The assumptions of investment performance and volatility for variable products are consistent with historical experience of the appropriate underlying separate account funds. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.
See “— Variable Annuity Guarantees” for additional information on the Company’s variable annuity guarantee features that are accounted for as insurance liabilities and recorded in future policy benefits, as well as the guarantee features that are accounted for at fair value as embedded derivatives and recorded in policyholder account balances.
Recognition of Insurance Revenues and Deposits
Premiums related to traditional life insurance and annuity contracts are recognized as revenues when due from policyholders. When premiums are due over a significantly shorter period than the period over which policyholder benefits are incurred, any excess profit is deferred and recognized into earnings in proportion to insurance in-force or, for annuities, the amount of expected future policy benefit payments.
Deposits related to universal life insurance, deferred annuity contracts and investment contracts are credited to policyholder account balances. Revenues from such contracts consist of asset-based investment management fees, mortality charges, risk charges, policy administration fees and surrender charges. These fees are recognized when assessed to the contract holder and are included in universal life and investment-type product policy fees on the statements of operations.
Premiums, policy fees, policyholder benefits and expenses are presented net of reinsurance.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition or renewal of insurance contracts are capitalized as DAC. These costs mainly consist of commissions and include the portion of employees’ compensation and benefits related to time spent selling, underwriting or processing the issuance of new insurance contracts. All other acquisition-related costs are expensed as incurred.
Value of business acquired (“VOBA”) is an intangible asset resulting from a business combination that represents the excess of book value over the estimated fair value of acquired insurance, annuity and investment-type contracts in-force as of the acquisition date. The estimated fair value of the acquired contracts is based on projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors.
The Company amortizes DAC and VOBA related to term life insurance, non participating whole life and immediate annuities over the appropriate premium paying period in proportion to the actual and expected future gross premiums that were set at contract issue. The expected premiums are based upon the premium requirement of each policy and assumptions for mortality, persistency and investment returns at policy issuance, or policy acquisition (as it relates to VOBA), include provisions for adverse deviation, and are consistent with the assumptions used to calculate future policy benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits.
The Company amortizes DAC and VOBA on deferred annuities, universal life and variable life insurance contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The amount of future gross profits is dependent principally upon investment returns in excess of the amounts credited to policyholders, mortality, persistency, benefit elections and withdrawals, interest crediting rates, and expenses to administer the business. When significant negative gross profits are expected in future periods, the Company substitutes the amount of insurance in-force for expected future gross profits as the amortization basis for DAC.
Assumptions for DAC and VOBA are reviewed at least annually, and if they change significantly, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to net income. When expected future gross profits are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to net income. The opposite result occurs when the expected future gross profits are above the previously estimated expected future gross profits.
The Company updates expected future gross profits to reflect the actual gross profits for each period, including changes to its nonperformance risk related to embedded derivatives and the actual amount of business remaining in-force. When actual gross profits exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to net income. The opposite result occurs when the actual gross profits are below the previously expected future gross profits.
DAC and VOBA balances on deferred annuities, universal and variable life insurance contracts are also adjusted to reflect the effect of investment gains and losses and certain embedded derivatives (including changes in nonperformance risk). These adjustments can create fluctuations in net income from period to period. Changes in DAC and VOBA balances related to unrealized gains and losses are recorded to other comprehensive income (loss) (“OCI”).
DAC and VOBA balances and amortization for variable contracts can be significantly impacted by changes in expected future gross profits related to projected separate account rates of return. The Company’s practice of determining changes in separate account returns assumes that long-term appreciation in equity markets is only changed when sustained interim deviations are expected. The Company monitors these events and only changes the assumption when its long-term expectation changes.
Periodically, the Company modifies product benefits, features, rights or coverages that occur by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election or coverage within a contract. If a modification is considered to have substantially changed the contract, the associated DAC or VOBA is written off immediately as net income and any new acquisition costs associated with the replacement contract are deferred. If the modification does not substantially change the contract, the DAC or VOBA amortization on the original contract will continue and any acquisition costs associated with the related modification are expensed.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

See Note 5 for additional information on DAC and VOBA.
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
Reinsurance
The Company enters into reinsurance arrangements pursuant to which it cedes certain insurance risks to unaffiliated reinsurers. Cessions under reinsurance agreements do not discharge the Company’s obligations as the primary insurer. The accounting for reinsurance arrangements depends on whether the arrangement provides indemnification against loss or liability relating to insurance risk in accordance with GAAP.
For ceded reinsurance of existing in-force blocks of insurance contracts that transfer significant insurance risk, the difference, if any, between the amounts paid or received, and the liabilities ceded or assumed related to the underlying contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is recorded as an adjustment to DAC when there is a gain at inception on the ceding entity and to other liabilities when there is a loss at inception. The net cost of reinsurance is recognized as a component of other expenses when there is a gain at inception and as policyholder benefits and claims when there is a loss and is subsequently amortized on a basis consistent with the methodology used for amortizing DAC related to the underlying reinsured contracts.
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
The funds withheld liability represents amounts withheld by the Company in accordance with the terms of the reinsurance agreements. Under certain reinsurance agreements, the Company withholds the funds rather than transferring the underlying investments and, as a result, records a funds withheld liability within other liabilities. The Company recognizes interest on funds withheld, included in other expenses, at rates defined by the terms of the agreement which may be contractually specified or directly related to the investment portfolio. Certain funds withheld arrangements may also contain embedded derivatives measured at fair value that are related to the investment return on the assets withheld.
The Company accounts for assumed reinsurance similar to directly written business, except for guaranteed minimum income benefits (“GMIBs”), where a portion of the directly written GMIBs are accounted for as insurance liabilities, but the associated reinsurance agreements contain embedded derivatives.
Variable Annuity Guarantees
The Company issues certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (the “Benefit Base”) less withdrawals. In some cases, the Benefit Base may be increased by additional deposits, bonus amounts, accruals or optional market value step-ups.

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
Guarantees accounted for as insurance liabilities in future policy benefits include guaranteed minimum death benefits (“GMDBs”), the life contingent portion of the guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of the GMIBs that require annuitization, as well as the life contingent portion of the expected annuitization when the policyholder is forced into an annuitization upon depletion of their account value.
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
Guarantees accounted for as embedded derivatives in policyholder account balances include the non-life contingent portion of GMWBs, guaranteed minimum accumulation benefits (“GMABs”), and for GMIBs the non-life contingent portion of the expected annuitization when the policyholder is forced into an annuitization upon depletion of their account value, as well as the guaranteed principal option.
The estimated fair values of guarantees accounted for as embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. At policy inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees are considered revenue and are reported in universal life and investment-type product policy fees. The percentage of fees included in the initial fair value measurement is not updated in subsequent periods.
The Company updates the estimated fair value of guarantees in subsequent periods by projecting future benefits using capital market and actuarial assumptions including expectations of policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital market scenarios to determine an economic liability. The reported estimated fair value is then determined by taking the present value of these risk-free generated cash flows using a discount rate that incorporates a spread over the risk-free rate to reflect the Company’s nonperformance risk and adding a risk margin. For more information on the determination of estimated fair value of embedded derivatives, see Note 9.
Assumptions for all variable guarantees are reviewed at least annually, and if they change significantly, the estimated fair value is adjusted by a cumulative charge or credit to net income.
Index-linked annuities
The Company issues and assumes through reinsurance index-linked annuities. The crediting rate associated with index-linked annuities is accounted for at fair value as an embedded derivative. The estimated fair value is determined using a combination of an option pricing model and an option-budget approach. Under this approach, the company estimates the cost of funding the crediting rate using option pricing and establishes that cost on the balance sheet as a reduction to the initial deposit amount. In subsequent periods, the embedded derivative is remeasured at fair value while the account value is accreted up to the initial deposit over the estimated life of the contract.

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
Fixed Maturity Securities Available-For-Sale
The Company’s fixed maturity securities are classified as available-for-sale (“AFS”) and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of OCI, net of policy-related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Investment gains and losses on sales are determined on a specific identification basis.
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
Amortization of premium and accretion of discount on Structured Securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed, and effective yields are recalculated when differences arise between the originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for Structured Securities are estimated using inputs obtained from third-party specialists and based on management’s knowledge of the current market. For credit-sensitive Structured Securities and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis. For all other Structured Securities, the effective yield is recalculated on a retrospective basis.
The Company periodically evaluates fixed maturity securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value, as well as an analysis of the gross unrealized losses by severity and/or age. See Note 7 “— Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities.”
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Real Estate Joint Ventures and Other Limited Partnership Interests
The Company uses the equity method of accounting for investments when it has more than a minor ownership interest or more than a minor influence over the investee’s operations; when the Company has virtually no influence over the investee’s operations the investment is carried at estimated fair value. The Company generally recognizes its share of the equity method investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period; while distributions on investments carried at estimated fair value are recognized as earned or received.
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
Securities Lending Program
Securities lending transactions whereby blocks of securities are loaned to third parties, primarily brokerage firms and commercial banks, are treated as financing arrangements and the associated liability is recorded at the amount of cash received. Income and expenses associated with securities lending transactions are reported as investment income and investment expense, respectively, within net investment income.
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
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are reported in net derivative gains (losses) except for economic hedges of variable annuity guarantees which are presented in future policy benefits and claims and economic hedges of equity method investments in joint ventures which are presented in net investment income. In connection with changes in its variable annuity hedging strategy, the Company discontinued presenting changes in the estimated fair value of the derivatives in future policy benefits in 2018.
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
Embedded Derivatives
The Company sells variable and indexed-linked annuities and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated and measured at fair value, separately from the host contract. The Company bifurcates embedded derivatives when a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument, the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract and the underlying contract is not already measured at estimated fair value with changes recorded in earnings.
See “— Variable Annuity Guarantees”, “— Index-Linked Annuities” and “— Reinsurance” for additional information on the accounting policies for embedded derivatives bifurcated from variable annuity and reinsurance host contracts.
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
Separate Accounts
Separate accounts underlying the Company’s variable life and annuity contracts are reported at fair value. Assets in separate accounts supporting the contract liabilities are legally insulated from the Company’s general account liabilities. Investments in these separate accounts are directed by the contract holder and all investment performance, net of contract fees and assessments, is passed through to the contract holder. Investment performance and the corresponding amounts credited to contract holders of such separate accounts are offset within the same line on the statements of operations.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Separate accounts that do not pass all investment performance to the contract holder, including those underlying certain index-linked annuities, are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses. The accounting for investments in these separate accounts is consistent with the methodologies described herein for similar financial instruments held within the general account.
The Company receives asset-based distribution and service fees from mutual funds available to the variable life and annuity contract holders as investment options in its separate accounts. These fees are recognized in the period in which the related services are performed and are included in other revenues in the statement of operations.
Income Tax
Income taxes as presented herein attribute current and deferred income taxes of MetLife, Inc., for periods up until the Separation, to Brighthouse Financial in a manner that is systematic, rational and consistent with the asset and liability method prescribed by the Financial Accounting Standards Board (“FASB”) guidance Accounting Standards Codification 740 — Income Taxes (“ASC 740”). The Company’s income tax provision was prepared following the modified separate return method. The modified separate return method applies ASC 740 to the standalone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a standalone enterprise, after providing benefits for losses. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions.
Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, the Company considers many factors, including the jurisdiction in which the deferred tax asset was generated, the length of time that carryforward can be utilized in the various taxing jurisdictions, future taxable income exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences, taxable income in prior carryback years, tax planning strategies and the nature, frequency, and amount of cumulative financial reporting income and losses in recent years.
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
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (“the Tax Act”) into law. The Tax Act reduced the corporate tax rate to 21%, limited deductibility of interest expense, increased capitalization amounts for deferred acquisition costs, eliminated the corporate alternative minimum tax, provided for determining reserve deductions as 92.81% of statutory reserves, and reduced the dividend received deduction. Most of the changes in the Tax Act were effective as of January 1, 2018.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In December 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 118, addressing the application of GAAP in situations when a registrant does not have necessary information available to complete the accounting for certain income tax effects of the Tax Act. SAB 118 provides guidance for registrants under three scenarios: (1) the measurement of certain income tax effects is complete, (2) the measurement of certain income tax effects can be reasonably estimated, and (3) the measurement of certain income tax effects cannot be reasonably estimated. SAB 118 provides that the measurement period is complete when a company’s accounting is complete. The measurement period cannot extend beyond one year from the enactment date. The Company completed its accounting for the tax effects of the Tax Act as of December 31, 2018.
The corporate rate reduction also left certain tax effects, which were originally recorded using the previous corporate rate, stranded in AOCI. The Company adopted new accounting guidance as of December 31, 2017 that allowed the Company to reclassify the stranded tax effects from AOCI into retained earnings. The Company elected to reclassify amounts based on the difference between the previously enacted statutory tax rate and the newly enacted rate as applied on an aggregate basis. See Note 13 for more information.
Litigation Contingencies
The Company is a party to a number of legal actions and may be involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Legal costs are recognized as incurred. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected on the Company’s financial statements.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Except as noted below, the ASUs adopted by the Company during 2018 did not have a material impact on its consolidated financial statements. ASUs adopted as of December 31, 2018 are summarized in the table below.

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income.
January 1, 2018 using the modified retrospective method
The Company 1) reclassified net unrealized gains related to equity securities previously classified as AFS from AOCI to retained earnings (deficit) and 2) increased the carrying value of equity investments previously accounted for under the cost method to estimated fair value. The cumulative effect of the adoption is a net increase to retained earnings (deficit) of $38 million and a net decrease of $15 million to AOCI, after taxes.

ASU 2014-09 Revenue from Contracts with Customers (Topic 606)
For those contracts that are impacted, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services.
		January 1, 2018 using the modified retrospective method	The adoption did not have an impact on the Company’s financial statements other than expanded disclosures in Note 12.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

ASUs issued but not yet adopted as of December 31, 2018 are summarized in the table below.

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2018-15, Intangibles- Goodwill and Other-Internal-Use Software (Subtopic 350- 40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

The amendments to Topic 350 require the capitalization of certain implementation costs incurred in a cloud computing arrangement that is a service contract. The requirements align with the existing requirements to capitalize implementation costs incurred to develop or obtain internal-use software.
		January 1, 2020 using the prospective method or retrospective method (with early adoption permitted)	The Company is currently evaluating the impact of this guidance on its financial statements.
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

January 1, 2021 using a modified retrospective method for the new market risk benefit guidance and prospective methods for the increased frequency of updating assumptions, the new discount rate requirements and DAC amortization changes. Early adoption is permitted

The Company is in the early stages of evaluating the new guidance and therefore is unable to estimate the impact to its financial statements. The most significant impact will be the requirement to measure all variable annuity guarantees at fair value.

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
January 1, 2020 using the modified retrospective method (with early adoption permitted beginning January 1, 2019)
The Company is currently evaluating the impact of this guidance on its financial statements. The Company expects the most significant impacts to be earlier recognition of impairments on mortgage loan investments.

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
Life
The Life segment consists of insurance products and services, including term, universal, whole and variable life products designed to address policyholders’ needs for financial security and protected wealth transfer, which may be provided on a tax-advantaged basis.
Run-off
The Run-off segment consists of products no longer actively sold and which are separately managed, including structured settlements, pension risk transfer contracts, certain company-owned life insurance policies, funding agreements and universal life with secondary guarantees (“ULSG”).
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, long term care and workers compensation business reinsured through 100% quota share reinsurance agreements, and term life insurance sold direct to consumers, which is no longer being offered for new sales.
Financial Measures and Segment Accounting Policies
Adjusted earnings is a financial measure used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. Consistent with GAAP guidance for segment reporting, adjusted earnings is also used to measure segment performance. The Company believes the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings should not be viewed as a substitute for net income (loss) attributable to Brighthouse Life Insurance Company and excludes net income (loss) attributable to noncontrolling interests.
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
The tax impact of the adjustments mentioned above is calculated net of the statutory tax rate, which could differ from the Company’s effective tax rate.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2018, 2017 and 2016 and at December 31, 2018 and 2017. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for the adjustments to calculate adjusted earnings described above. In addition, segment accounting policies include the methods of capital allocation described below.
Beginning in the first quarter of 2018, the Company changed the methodology for how capital is allocated to segments and, in some cases, products (the “Portfolio Realignment”). Segment investment and capitalization targets are now based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital. For the variable annuity business, the excess capital held is based on the target statutory total asset requirement consistent with the Company’s variable annuity risk management strategy. For insurance businesses other than variable annuities, excess capital held is based on a percentage of required statutory risk-based capital (“RBC”). Assets in excess of those allocated to the segments, if any, are held in Corporate & Other. Segment net investment income reflects the performance of each segment’s respective invested assets.
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
The Portfolio Realignment had no effect on the Company’s consolidated net income (loss) attributable to Brighthouse Life Insurance Company or adjusted earnings, but it did impact segment results for the year ended December 31, 2018. It was not practicable to determine the impact of the Portfolio Realignment to adjusted earnings in prior periods; however, the Company estimates that pre-tax adjusted earnings in the Life segment for the year ended December 31, 2018 increased between $80 million and $100 million as a result of the change, with most of the offsetting impact in the Run-off segment. Impacts to the Annuities segment and Corporate & Other would not have been significantly different under the previous allocation method.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,179	$211	$(58)	$(229)	$1,103
Provision for income tax expense (benefit)	201	43	(14)	(73)	157
Post-tax adjusted earnings	978	168	(44)	(156)	946
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$978	$168	$(44)	$(157)	945
Adjustments for:
Net investment gains (losses)					(204)
Net derivative gains (losses)					745
Other adjustments to net income					(523)
Provision for income tax (expense) benefit					4
Net income (loss) attributable to Brighthouse Life Insurance Company					$967

Interest revenue	$1,523	$373	$1,309	$44
Interest expense	$—	$—	$—	$6

Balance at December 31, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total assets	$137,079	$14,928	$32,390	$11,433	$195,830
Separate account assets	$88,138	$1,732	$1,641	$—	$91,511
Separate account liabilities	$88,138	$1,732	$1,641	$—	$91,511

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,230	$(68)	$(466)	$(114)	$582
Provision for income tax expense (benefit)	323	(30)	(172)	338	459
Post-tax adjusted earnings	907	(38)	(294)	(452)	123
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$907	$(38)	$(294)	$(452)	123
Adjustments for:
Net investment gains (losses)					(27)
Net derivative gains (losses)					(1,468)
Other adjustments to net income					(708)
Provision for income tax (expense) benefit					1,197
Net income (loss) attributable to Brighthouse Life Insurance Company					$(883)

Interest revenue	$1,263	$300	$1,399	$142
Interest expense	$—	$(4)	$23	$39

Balance at December 31, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total assets	$149,920	$13,044	$36,719	$12,362	$212,045
Separate account assets	$105,140	$1,915	$3,101	$—	$110,156
Separate account liabilities	$105,140	$1,915	$3,101	$—	$110,156

	Operating Results
Year Ended December 31, 2016	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,494	$6	$(249)	$23	$1,274
Provision for income tax expense (benefit)	441	—	(90)	(10)	341
Post-tax adjusted earnings	1,053	6	(159)	33	933
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$1,053	$6	$(159)	$33	933
Adjustments for:
Net investment gains (losses)					(67)
Net derivative gains (losses)					(5,770)
Other adjustments to net income					98
Provision for income tax (expense) benefit					2,031
Net income (loss) attributable to Brighthouse Life Insurance Company					$(2,775)

Interest revenue	$1,446	$351	$1,411	$197
Interest expense	$—	$—	$60	$67

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)

The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Annuities	$3,921	$3,721	$4,423
Life	1,160	1,036	1,036
Run-off	2,112	2,148	2,313
Corporate & Other	147	250	338
Adjustments	782	(1,357)	(5,850)
Total	$8,122	$5,798	$2,260
The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Annuity products	$2,662	$2,729	$3,411
Life insurance products	1,677	1,587	1,552
Other products	7	4	23
Total	$4,346	$4,320	$4,986
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2018, 2017 and 2016.
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
Notes to the Consolidated Financial Statements — (continued)
3. Organization Changes (continued)

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
4. Insurance
Insurance Liabilities
Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2018	2017
	(In millions)
Annuities	$37,266	$34,143
Life	7,336	7,057
Run-off	25,447	26,770
Corporate & Other	7,597	7,534
Total	$77,646	$75,504
See Note 6 for discussion of affiliated reinsurance liabilities included in the table above.
Assumptions for Future Policyholder Benefits and Policyholder Account Balances
For non-participating term and whole-life insurance, assumptions for mortality and persistency are based upon the Company’s experience. Interest rate assumptions for the aggregate future policy benefit liabilities range from 3% to 8%. The liability for single premium immediate annuities is based on the present value of expected future payments using the Company’s experience for mortality assumptions, with interest rate assumptions used in establishing such liabilities ranging from 2% to 8%.
Participating whole-life insurance uses an interest assumption based upon non-forfeiture interest rate of 4%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole-life insurance represented 3% and 4% of the Company’s life insurance in-force at December 31, 2018 and 2017, respectively, and 38%, 38% and 42% of gross traditional life insurance premiums for the years ended December 31, 2018, 2017 and 2016, respectively.
The liability for future policyholder benefits for long-term disability (included in the Life segment) and long-term care insurance (included in the Run-off segment) includes assumptions based on the Company’s experience for future morbidity, withdrawals and interest. Interest rate assumptions used for long-term disability in establishing such liabilities range from 4% to 7%. Claim reserves for these products include best estimate assumptions for claim terminations, expenses and interest. Interest rate assumptions used for establishing long-term care claim liabilities range from 3% to 7%.
Policyholder account balances liabilities for deferred annuities and universal life insurance have interest credited rates ranging from 1% to 7%.
Guarantees
The Company issues variable annuity contracts with guaranteed minimum benefits. GMABs, the non-life contingent portion of GMWBs and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 8.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
4. Insurance (continued)

The assumptions for GMDBs and GMIBs included in future policyholder benefits include projected separate account rates of return, general account investment returns, interest crediting rates, mortality, in-force or persistency, benefit elections and withdrawals, and expenses to administer business. GMIBs also include an assumption for the percentage of the potential annuitizations that may be elected by the contract holder, while GMWBs include assumptions for withdrawals.
The Company also has universal and variable life insurance contracts with secondary guarantees.
See Note 1 for more information on GMDBs and GMIBs accounted for as insurance liabilities.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
4. Insurance (continued)

Information regarding the liabilities for guarantees (excluding policyholder account balances and embedded derivatives) relating to variable annuity contracts and universal and variable life insurance contracts was as follows:

	Variable Annuity Contracts		Universal and Variable Life Contracts
	GMDBs	GMIBs	Secondary Guarantees	Total
	(In millions)
Direct
Balance at January 1, 2016	$831	$1,872	$2,787	$5,490
Incurred guaranteed benefits	335	334	753	1,422
Paid guaranteed benefits	(60)	—	—	(60)
Balance at December 31, 2016	1,106	2,206	3,540	6,852
Incurred guaranteed benefits	367	344	692	1,403
Paid guaranteed benefits	(57)	—	—	(57)
Balance at December 31, 2017	1,416	2,550	4,232	8,198
Incurred guaranteed benefits	183	358	483	1,024
Paid guaranteed benefits	(56)	—	—	(56)
Balance at December 31, 2018	$1,543	$2,908	$4,715	$9,166
Net Ceded/(Assumed)
Balance at January 1, 2016	$(34)	$(28)	$1,007	$945
Incurred guaranteed benefits	44	9	98	151
Paid guaranteed benefits	(55)	—	—	(55)
Balance at December 31, 2016	(45)	(19)	1,105	1,041
Incurred guaranteed benefits	94	(28)	(159)	(93)
Paid guaranteed benefits	(55)	—	—	(55)
Balance at December 31, 2017	(6)	(47)	946	893
Incurred guaranteed benefits	48	(3)	18	63
Paid guaranteed benefits	(54)	—	—	(54)
Balance at December 31, 2018	$(12)	$(50)	$964	$902
Net
Balance at January 1, 2016	$865	$1,900	$1,780	$4,545
Incurred guaranteed benefits	291	325	655	1,271
Paid guaranteed benefits	(5)	—	—	(5)
Balance at December 31, 2016	1,151	2,225	2,435	5,811
Incurred guaranteed benefits	273	372	851	1,496
Paid guaranteed benefits	(2)	—	—	(2)
Balance at December 31, 2017	1,422	2,597	3,286	7,305
Incurred guaranteed benefits	135	361	465	961
Paid guaranteed benefits	(2)	—	—	(2)
Balance at December 31, 2018	$1,555	$2,958	$3,751	$8,264

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
4. Insurance (continued)

Information regarding the Company’s guarantee exposure was as follows at:

	December 31,
	2018				2017
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$92,794		$53,330		$105,061		$59,691
Separate account value	$88,065		$52,225		$100,043		$58,511
Net amount at risk	$10,945	(4)	$3,903	(5)	$5,200	(4)	$2,330	(5)
Average attained age of contract holders	69 years		68 years		68 years		68 years

	December 31,
	2018	2017
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$6,099	$6,244
Net amount at risk (6)	$73,131	$75,304
Average attained age of policyholders	65 years	64 years

Variable Life Contracts
Total account value (3)	$954	$1,021
Net amount at risk (6)	$13,040	$13,848
Average attained age of policyholders	45 years	44 years
______________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
4. Insurance (continued)

Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2018	2017
	(In millions)
Fund Groupings:
Balanced	$58,258	$54,729
Equity	22,292	43,685
Bond	7,592	6,082
Money Market	17	605
Total	$88,159	$105,101
Obligations Under Funding Agreements
The Company has issued fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2018, 2017 and 2016, the Company issued $0, $0 and $1.4 billion, respectively, and repaid $6 million, $6 million and $3.4 billion, respectively, of such funding agreements. At December 31, 2018 and 2017, liabilities for funding agreements outstanding, which are included in policyholder account balances, were $136 million and $141 million, respectively.
Brighthouse Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta and holds common stock in certain regional banks in the FHLB system. Holdings of FHLB common stock carried at cost at December 31, 2018 and 2017 were $64 million and $71 million, respectively.
Brighthouse Life Insurance Company has also entered into funding agreements with FHLBs. The liabilities for these funding agreements are included in policyholder account balances. Liabilities for FHLB funding agreements at both December 31, 2018 and 2017 were $595 million.
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
Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
DAC:
Balance at January 1,	$5,015	$5,667	$5,066
Capitalizations	319	256	330
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	(370)	127	1,371
Other expenses	(535)	(958)	(1,076)
Total amortization	(905)	(831)	295
Unrealized investment gains (losses)	89	(77)	(24)
Balance at December 31,	4,518	5,015	5,667
VOBA:
Balance at January 1,	608	672	711
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	(1)	(9)	2
Other expenses	(105)	(76)	(72)
Total amortization	(106)	(85)	(70)
Unrealized investment gains (losses)	66	21	31
Balance at December 31,	568	608	672
Total DAC and VOBA:
Balance at December 31,	$5,086	$5,623	$6,339
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2018	2017
	(In millions)
Annuities	$4,357	$4,819
Life	613	671
Run-off	5	5
Corporate & Other	111	128
Total	$5,086	$5,623

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding other intangibles was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
DSI:
Balance at January 1,	$411	$432	$515
Capitalization	2	2	3
Amortization	(39)	(12)	(83)
Unrealized investment gains (losses)	17	(11)	(3)
Balance at December 31,	$391	$411	$432
VODA:
Balance at January 1,	$105	$120	$136
Amortization	(14)	(15)	(16)
Balance at December 31,	$91	$105	$120
Accumulated amortization	$169	$155	$140
The estimated future amortization expense to be reported in other expenses for the next five years is as follows:

	VOBA	VODA
	(In millions)
2019	$77	$13
2020	$58	$12
2021	$52	$10
2022	$46	$9
2023	$41	$8
6. Reinsurance
The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its various insurance products and also as a provider of reinsurance for some insurance products issued by New England Life Insurance Company (“NELICO”), former affiliated and unaffiliated companies. The Company participates in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Reinsurance (continued)

Annuities and Life
For annuities, the Company reinsures portions of the living and death benefit guarantees issued in connection with certain variable annuities to unaffiliated reinsurers. Under these reinsurance agreements, the Company pays a reinsurance premium generally based on fees associated with the guarantees collected from policyholders and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. The value of embedded derivatives on the ceded risk is determined using a methodology consistent with the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer. The Company also assumes 100% of the living and death benefit guarantees issued in connection with certain variable annuities issued by NELICO. The Company cedes certain fixed rate annuities to unaffiliated third party reinsurers, and assumes certain index-linked annuities from an unaffiliated third party insurer. These reinsurance arrangements are structured on a coinsurance basis and are reported as deposit accounting.
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
Corporate & Other
The Company reinsures, through 100% quota share reinsurance agreements certain run-off long-term care and workers’ compensation business written by the Company. At December 31, 2018, the Company had $6.6 billion of reinsurance recoverables associated with its reinsured long-term care business. The reinsurer has established trust accounts for the Company’s benefit to secure their obligations under the reinsurance agreements.
Catastrophe Coverage
The Company has exposure to catastrophes which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.
Reinsurance Recoverables
The Company reinsures its business through a diversified group of reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at both December 31, 2018 and 2017, were not significant.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $5.0 billion and $2.4 billion of unsecured reinsurance recoverable balances with third-party reinsurers at December 31, 2018 and 2017, respectively.
At December 31, 2018, the Company had $12.3 billion of net ceded reinsurance recoverables with third-parties. Of this total, $10.9 billion, or 89%, were with the Company’s five largest ceded reinsurers, including $3.8 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2017, the Company had $9.1 billion of net ceded reinsurance recoverables with third-parties. Of this total, $7.9 billion, or 87%, were with the Company’s five largest ceded reinsurers, including $1.4 billion of net ceded reinsurance recoverables which were unsecured.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Reinsurance (continued)

The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Premiums
Direct premiums	$1,640	$1,731	$2,226
Reinsurance assumed	12	13	81
Reinsurance ceded	(783)	(916)	(1,127)
Net premiums	$869	$828	$1,180
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$3,617	$3,653	$3,582
Reinsurance assumed	101	103	126
Reinsurance ceded	(528)	(600)	(611)
Net universal life and investment-type product policy fees	$3,190	$3,156	$3,097
Other revenues
Direct other revenues	$262	$260	$271
Reinsurance assumed	2	29	89
Reinsurance ceded	23	47	349
Net other revenues	$287	$336	$709
Policyholder benefits and claims
Direct policyholder benefits and claims	$4,724	$5,080	$6,101
Reinsurance assumed	75	89	127
Reinsurance ceded	(1,619)	(1,575)	(2,490)
Net policyholder benefits and claims	$3,180	$3,594	$3,738
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2018				2017
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$384	$60	$12,669	$13,113	$367	$43	$12,508	$12,918
Liabilities
Policyholder account balances	$37,586	$1,744	$—	$39,330	$36,359	$710	$—	$37,069
Other policy-related balances	$1,051	$1,677	$—	$2,728	$1,037	$1,683	$—	$2,720
Other liabilities	$2,804	$(4)	$655	$3,455	$3,724	$(6)	$701	$4,419
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Reinsurance (continued)

Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were both $1.4 billion at December 31, 2018 and 2017. The deposit liabilities on reinsurance were $1.4 billion and $445 million at December 31, 2018 and 2017, respectively.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with its affiliate NELICO and certain MetLife, Inc. subsidiaries, including MLIC, Metropolitan Tower Life Insurance Company, MetLife Reinsurance Company of Vermont (“MRV”) and American Life Insurance Company, all of which were related parties until the completion of the MetLife Divestiture.
Information regarding the significant effects of reinsurance with NELICO and former MetLife affiliates included on the consolidated statements of operations was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Premiums
Reinsurance assumed	$7	$13	$35
Reinsurance ceded	(201)	(537)	(766)
Net premiums	$(194)	$(524)	$(731)
Universal life and investment-type product policy fees
Reinsurance assumed	$51	$103	$126
Reinsurance ceded	1	(14)	(60)
Net universal life and investment-type product policy fees	$52	$89	$66
Other revenues
Reinsurance assumed	$2	$29	$59
Reinsurance ceded	18	44	348
Net other revenues	$20	$73	$407
Policyholder benefits and claims
Reinsurance assumed	$52	$87	$90
Reinsurance ceded	(178)	(420)	(737)
Net policyholder benefits and claims	$(126)	$(333)	$(647)
Information regarding the significant effects of reinsurance with NELICO and former MetLife affiliates included on the consolidated balance sheets was as follows at:

	December 31,
	2018		2017
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$21	$—	$34	$3,254
Liabilities
Policyholder account balances	$386	$—	$436	$—
Other policy-related balances	$14	$—	$1,683	$—
Other liabilities	$(38)	$—	$(8)	$401

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Reinsurance (continued)

The Company assumes risks from NELICO related to guaranteed minimum benefits written directly by the cedent. The assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the agreements are included within policyholder account balances and were $386 million and $436 million at December 31, 2018 and 2017, respectively. Net derivative gains (losses) associated with the embedded derivatives were $53 million, $67 million and $6 million for the years ended December 31, 2018, 2017 and 2016, respectively. In January 2017, the Company executed a novation and assignment agreement whereby it replaced MLIC as the reinsurer of certain variable annuities, including guaranteed minimum benefits, issued by NELICO. At the time of the novation and assignment, the transaction resulted in an increase in cash and cash equivalents of $184 million, an increase in future policy benefits of $34 million, an increase in policyholder account balances of $219 million and a decrease in other liabilities of $68 million. The Company recognized no gain or loss as a result of this transaction.
The Company cedes risks to MLIC related to guaranteed minimum benefits written directly by the Company. The ceded reinsurance agreement contains embedded derivatives and changes in the estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $0 and $2 million at December 31, 2018 and 2017, respectively. Net derivative gains (losses) associated with the embedded derivatives were less than $1 million, ($126) million, and $46 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
The Company previously assumed risks from MLIC related to guaranteed minimum benefits written directly by MLIC. The assumed reinsurance agreement contained embedded derivatives and changes in their estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the agreement are recorded within policyholder account balances and was zero at both December 31, 2018 and 2017. Net derivative gains (losses) associated with the embedded derivatives were $0, $110 million and ($27) million for the years ended December 31, 2018, 2017 and 2016, respectively. In January 2017, MLIC recaptured these risks which resulted in a decrease in investments and cash and cash equivalents of $568 million, a decrease in future policy benefits of $106 million, and a decrease in policyholder account balances of $460 million. In June 2017, there was an adjustment to the recapture amounts of this transaction, which resulted in an increase in premiums, reinsurance and other receivables of $140 million at June 30, 2017. The Company recognized a gain of $89 million, net of income tax, as a result of this transaction.
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
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $0 and $2.5 billion of unsecured related party reinsurance recoverable balances at December 31, 2018 and 2017, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Reinsurance (continued)

Related party reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on related party reinsurance were $0 and $1.3 billion at December 31, 2018 and 2017, respectively. The deposit liabilities on related party reinsurance were $174 million and $198 million at December 31, 2018 and 2017, respectively.
7. Investments
See Note 9 for information about the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector at:

	December 31, 2018					December 31, 2017
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
					(In millions)
Fixed maturity securities: (2)
U.S. corporate	$23,902	$816	$659	$—	$24,059	$20,647	$1,822	$89	$—	$22,380
U.S. government and agency	7,503	1,251	110	—	8,644	14,185	1,844	116	—	15,913
RMBS	8,309	246	122	(2)	8,435	7,588	283	57	(3)	7,817
Foreign corporate	8,044	157	306	—	7,895	6,457	376	62	—	6,771
CMBS	5,177	42	87	(1)	5,133	3,259	48	17	(1)	3,291
State and political subdivision	3,202	399	15	—	3,586	3,573	532	6	1	4,098
ABS	2,120	13	22	—	2,111	1,779	19	2	—	1,796
Foreign government	1,415	101	31	—	1,485	1,111	159	3	—	1,267
Total fixed maturity securities	$59,672	$3,025	$1,352	$(3)	$61,348	$58,599	$5,083	$352	$(3)	$63,333
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
The Company held non-income producing fixed maturity securities with an estimated fair value of less than $1 million and $3 million with unrealized gains (losses) of less than $1 million and ($2) million at December 31, 2018 and 2017, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2018:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,512	$7,643	$11,380	$23,531	$15,606	$59,672
Estimated fair value	$1,512	$7,661	$11,170	$25,326	$15,679	$61,348

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

	December 31, 2018				December 31, 2017
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$10,450	$465	$2,290	$194	$1,762	$21	$1,413	$68
U.S. government and agency	359	7	1,355	103	4,764	36	1,573	80
RMBS	1,550	21	2,567	99	2,308	13	1,292	41
Foreign corporate	3,916	199	746	107	636	8	559	54
CMBS	2,264	52	800	34	603	6	335	10
State and political subdivision	346	7	158	8	171	3	106	4
ABS	1,407	21	70	1	165	—	75	2
Foreign government	520	25	132	6	152	2	50	1
Total fixed maturity securities	$20,812	$797	$8,118	$552	$10,561	$89	$5,403	$260
Total number of securities in an unrealized loss position	2,988		1,022		903		619
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
For securities in an unrealized loss position, an OTTI is recognized in earnings when it is anticipated that the amortized cost will not be recovered. When either: (i) the Company has the intent to sell the security; or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the OTTI recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exists, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than-credit factors (“noncredit loss”) is recorded in OCI.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2018.
Gross unrealized losses on fixed maturity securities increased $1.0 billion during the year ended December 31, 2018 to $1.3 billion. The increase in gross unrealized losses for the year ended December 31, 2018, was primarily attributable to increasing longer-term interest rates and widening credit spreads.
At December 31, 2018, $11 million of the total $1.3 billion of gross unrealized losses were from 12 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2018		2017
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$8,502	62.6%	$7,348	69.0%
Agricultural	2,874	21.1	2,200	20.7
Residential	2,276	16.7	1,138	10.7
Subtotal (1)	13,652	100.4	10,686	100.4
Valuation allowances (2)	(56)	(0.4)	(46)	(0.4)
Total mortgage loans, net	$13,596	100.0%	$10,640	100.0%
______________

(1)
Purchases of mortgage loans from third parties were $1.9 billion and $420 million for the years ended December 31, 2018 and 2017, respectively, and were primarily comprised of residential mortgage loans.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(Dollars in millions)
December 31, 2018
Loan-to-value ratios:
Less than 65%	$7,444	$89	$34	$7,567	89.0%	$7,642	89.0%
65% to 75%	762	—	24	786	9.2	797	9.3
76% to 80%	141	—	8	149	1.8	145	1.7
Greater than 80%	—	—	—	—	—	—	—
Total	$8,347	$89	$66	$8,502	100.0%	$8,584	100.0%
December 31, 2017
Loan-to-value ratios:
Less than 65%	$6,282	$293	$33	$6,608	90.0%	$6,769	90.2%
65% to 75%	642	—	14	656	8.9	658	8.7
76% to 80%	42	—	9	51	0.7	50	0.7
Greater than 80%	—	9	24	33	0.4	30	0.4
Total	$6,966	$302	$80	$7,348	100.0%	$7,507	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	December 31,
	2018		2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$2,551	88.8%	$2,039	92.7%
65% to 75%	322	11.2	161	7.3
76% to 80%	1	—	—	—
Total	$2,874	100.0%	$2,200	100.0%
The estimated fair value of agricultural mortgage loans was $2.9 billion and $2.2 billion at December 31, 2018 and 2017, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	December 31,
	2018		2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$2,240	98.4%	$1,106	97.2%
Nonperforming	36	1.6	32	2.8
Total	$2,276	100.0%	$1,138	100.0%
The estimated fair value of residential mortgage loans was $2.3 billion and $1.2 billion at December 31, 2018 and 2017, respectively.
Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both December 31, 2018 and 2017. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial mortgage loans past due and no commercial or agricultural mortgage loans in nonaccrual status at either December 31, 2018 or 2017. The Company had one agricultural mortgage loan past due of less than $1 million at December 31, 2018.The recorded investment of residential mortgage loans past due and in nonaccrual status was $36 million and $32 million at December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Other Invested Assets
Freestanding derivatives with positive estimated fair values comprise over 80% of other invested assets. See Note 8 for information about freestanding derivatives with positive estimated fair values and see “— Related Party Investment Transactions” for information regarding loans to affiliates. Other invested assets also includes tax credit and renewable energy partnerships, leveraged leases and FHLB stock.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $2.8 billion and $1.0 billion at December 31, 2018 and 2017, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, VOBA, DSI and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Fixed maturity securities	$1,679	$4,724	$2,601
Equity securities	—	39	32
Derivatives	253	231	397
Short-term investments	—	—	(42)
Other	(15)	(8)	59
Subtotal	1,917	4,986	3,047
Amounts allocated from:
Future policy benefits	(885)	(2,370)	(922)
DAC, VOBA and DSI	(90)	(262)	(195)
Subtotal	(975)	(2,632)	(1,117)
Deferred income tax benefit (expense)	(198)	(494)	(653)
Net unrealized investment gains (losses)	$744	$1,860	$1,277
The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Balance, December 31,	$1,860	$1,277	$1,620
Unrealized investment gains (losses) change due to cumulative effect, net of income tax (1)	(79)	—	—
Balance at January 1,	1,781	1,277	1,620
Unrealized investment gains (losses) during the year	(2,990)	1,939	284
Unrealized investment gains (losses) relating to:
Future policy benefits	1,485	(1,448)	(796)
DAC, VOBA and DSI	172	(67)	4
Deferred income tax benefit (expense)	296	159	165
Balance at December 31,	$744	$1,860	$1,277
Change in net unrealized investment gains (losses)	$(1,037)	$583	$(343)
__________________

(1)	See Note 1 for more information related to the cumulative effect of change in accounting principle and other.
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2018 and 2017.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2018	2017
	(In millions)
Securities on loan: (1)
Amortized cost	$3,056	$3,085
Estimated fair value	$3,628	$3,748
Cash collateral received from counterparties (2)	$3,646	$3,791
Security collateral received from counterparties (3)	$55	$29
Reinvestment portfolio — estimated fair value	$3,658	$3,823
______________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	December 31, 2018				December 31, 2017
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
(In millions)
U.S. government and agency	$1,474	$1,823	$349	$3,646	$1,626	$964	$1,201	$3,791
_____________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2018 was $1.4 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. and foreign corporate securities, ABS, U.S. government and agency securities, and non-agency RMBS) with 57% invested in agency RMBS, cash equivalents, U.S. government and agency securities or held in cash at December 31, 2018. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value at:

	December 31,
	2018	2017
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$8,172	$8,259
Invested assets held in trust (reinsurance agreements) (2)	3,455	2,634
Invested assets pledged as collateral (3)	3,340	3,199
Total invested assets on deposit, held in trust, and pledged as collateral	$14,967	$14,092
__________________

(1)
The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policy holder liabilities, of which $55 million and $34 million of the assets on deposit balance represents restricted cash at December 31, 2018 and 2017, respectively.

(2)
The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions. $87 million and $42 million of the assets held in trust balance represents restricted cash at December 31, 2018 and 2017, respectively.

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
The Company’s PCI investments had an outstanding principal and interest balance of $1.1 billion and $1.2 billion at December 31, 2018 and 2017, respectively, which represents the contractually required principal and accrued interest, whether or not currently due; and a carrying value (estimated fair value of the investments plus accrued interest) of $860 million and $1.0 billion at December 31, 2018 and 2017, respectively. Accretion of accretable yield on PCI investments recognized in earnings were $62 million and $67 million for the years ended December 31, 2018 and 2017, respectively. Purchases of PCI investments were insignificant in both of the years ended December 31, 2018 and 2017.
Collectively Significant Equity Method Investments
The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $2.3 billion at December 31, 2018. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $1.5 billion at December 31, 2018. The Company’s investments in real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for two of the three most recent annual periods: 2018 and 2017. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of and for the years ended December 31, 2018, 2017 and 2016. Aggregate total assets of these entities totaled $344.6 billion and $328.9 billion at December 31, 2018 and 2017, respectively. Aggregate total liabilities of these entities totaled $30.1 billion and $39.8 billion at December 31, 2018 and 2017, respectively. Aggregate net income (loss) of these entities totaled $33.3 billion, $36.2 billion and $21.3 billion for the years ended December 31, 2018, 2017 and 2016, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
Variable Interest Entities
The Company has invested in legal entities that are variable interest entities (“VIEs”). VIEs are consolidated when the investor is the primary beneficiary. A primary beneficiary is the variable interest holder in a VIE with both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits that could potentially be significant to the VIE.
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at both December 31, 2018 or 2017.
The Company’s investments in unconsolidated VIEs are described below.
Fixed Maturity Securities
The Company invests in U.S. corporate bonds, foreign corporate bonds, and Structured Securities, which include RMBS, ABS and CMBS, issued by VIEs. The Company is not obligated to provide any financial or other support to these VIEs, other than the original investment. The Company’s involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the service, special servicer, or investment manager, which are generally viewed as having the power to direct the activities that most significantly impact the economic performance of the VIE, nor does the Company function in any of these roles. The Company does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity; as a result, the Company has determined it is not the primary beneficiary, or consolidator, of the VIE. The Company’s maximum exposure to loss on these fixed maturity securities is limited to the amortized cost of these investments. See “— Fixed Maturity Securities AFS” for information on these securities.
Joint Ventures and Limited Partnerships
The Company holds investments in certain joint ventures and limited partnerships which are VIEs. These ventures include real estate joint ventures, private equity funds, hedge funds, and to a lesser extent tax credit and renewable energy partnerships. The Company is not considered the primary beneficiary, or consolidator, when its involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner’s interest does not provide the Company with any substantive kick-out or participating rights, nor does it provide the Company with the power to direct the activities of the fund. The Company’s maximum exposure to loss on these investments is limited to: (i) the amount invested in debt or equity of the VIE and (ii) commitments to the VIE, as described in Note 14.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

	December 31,
	2018		2017
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities	$12,848	$12,848	$11,637	$11,637
Joint ventures and limited partnerships	1,743	3,130	1,580	2,539
Total	$14,591	$15,978	$13,217	$14,176
Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Investment income:
Fixed maturity securities	$2,499	$2,347	$2,567
Equity securities	7	9	14
Mortgage loans	538	450	405
Policy loans	62	49	54
Real estate joint ventures	47	53	32
Other limited partnership interests	211	182	163
Cash, cash equivalents and short-term investments	26	30	20
Other	38	28	29
Subtotal	3,428	3,148	3,284
Less: Investment expenses	193	175	173
Net investment income	$3,235	$2,973	$3,111
See “— Related Party Investment Transactions” for discussion of related party net investment income and investment expenses.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Total gains (losses) on fixed maturity securities:
OTTI losses on fixed maturity securities recognized in earnings	$—	$(1)	$(22)
Fixed maturity securities — net gains (losses) on sales and disposals	(178)	(25)	(28)
Total gains (losses) on fixed maturity securities	(178)	(26)	(50)
Total gains (losses) on equity securities:
OTTI losses on equity securities recognized in earnings	—	(4)	(2)
Equity securities — Mark to market and net gains (losses) on sales and disposals	(16)	26	10
Total gains (losses) on equity securities	(16)	22	8
Mortgage loans	(13)	(9)	5
Real estate joint ventures	42	4	(34)
Other limited partnership interests	(2)	(11)	(7)
Other	(37)	(7)	11
Total net investment gains (losses)	$(204)	$(27)	$(67)
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

	Years Ended December 31,
	2018	2017	2016
	Fixed Maturity Securities
	(In millions)
Proceeds	$11,159	$11,974	$39,210
Gross investment gains	$101	$58	$253
Gross investment losses	(279)	(83)	(281)
OTTI losses	—	(1)	(22)
Net investment gains (losses)	$(178)	$(26)	$(50)
Related Party Investment Transactions
The Company previously transferred invested assets, primarily consisting of fixed maturity securities, to former affiliates. The estimated fair value of invested assets transferred to former affiliates was $0, $292 million and $1.5 billion for the years ended December 31, 2018, 2017, and 2016, respectively. The amortized cost of invested assets transferred to former affiliates was $0, $294 million and $1.4 billion for the years ended December 31, 2018, 2017, and 2016, respectively. The net investment gains (losses) recognized on transfers of invested assets to former affiliates was $0, ($2) million and $27 million for the years ended December 31, 2018, 2017, and 2016, respectively. The Company received transfers of invested assets from former affiliates with an estimated fair value of $0, $0 and $5.6 billion for the year ended December 31, 2018, 2017, and 2016, respectively. Additionally, the Company received transfers of invested assets from an affiliate with an estimated fair value of $370 million for the year ended December 31, 2018.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

In April 2016 and in November 2016, the Company received transfers of investments and cash and cash equivalents of $5.2 billion for the recapture of risks related to certain single premium deferred annuity contracts previously reinsured to MLIC, a former affiliate. See Note 6 for additional information related to these transfers.
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
In January 2017, MLIC recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities being reinsured by the Company. The Company transferred invested assets and cash and cash equivalents. See Note 6 for additional information related to the transfer.
In March 2017, the Company sold an operating joint venture with a book value of $89 million to MLIC for $286 million. The operating joint venture was accounted for under the equity method and included in other invested assets. This sale resulted in an increase in additional paid-in capital of $202 million in the first quarter of 2017.
The Company receives investment administrative services from MetLife Investment Advisors, LLC, which was considered a related party investment manager until the completion of the MetLife Divestiture. The related investment administrative service charges were $49 million, $93 million and $98 million for the years ended December 31, 2018, 2017 and 2016, respectively. All of the charges reported as related party activity in 2018 occurred prior to the MetLife Divestiture. See Note 1 regarding the MetLife Divestiture.
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
Interest Rate Derivatives
The Company uses a variety of interest rate derivatives to reduce its exposure to changes in interest rates, including interest rate swaps, interest rate total return swaps, caps, floors, swaptions and futures.
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
Interest rate total return swaps are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and a floating rate, calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. Interest rate total return swaps are used by the Company to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). The Company utilizes interest rate total return swaps in nonqualifying hedging relationships.

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
In exchange-traded interest rate Treasury futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of interest rate securities. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded interest rate Treasury futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring, to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury curve performance, and to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded interest rate futures in nonqualifying hedging relationships.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Derivatives (continued)

Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain annuity products offered by the Company. To hedge against adverse changes in equity indices, the Company enters into contracts to sell the equity index within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at the time of exercise and the strike price. Certain of these contracts may also contain settlement provisions linked to interest rates. In certain instances, the Company may enter into a combination of transactions to hedge adverse changes in equity indices within a pre-determined range through the purchase and sale of options. The Company utilizes equity index options in nonqualifying hedging relationships.
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
In an equity total return swap, the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and a floating rate, calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses equity total return swaps to hedge its equity market guarantees in certain of its insurance products. Equity total return swaps can be used as hedges or to create synthetic investments. The Company utilizes equity total return swaps in nonqualifying hedging relationships.

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
Notes to the Consolidated Financial Statements (continued)
8. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2018			2017
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$—	$—	$—	$175	$44	$—
Cash flow hedges:
Interest rate swaps	Interest rate	—	—	—	27	5	—
Foreign currency swaps	Foreign currency exchange rate	2,461	200	30	1,762	86	75
Subtotal		2,461	200	30	1,789	91	75
Total qualifying hedges		2,461	200	30	1,964	135	75
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	10,747	528	558	20,213	922	774
Interest rate caps	Interest rate	3,350	21	—	2,671	7	—
Interest rate futures	Interest rate	53	—	—	282	1	—
Interest rate options	Interest rate	17,168	168	61	24,600	133	63
Foreign currency swaps	Foreign currency exchange rate	1,398	99	18	1,103	69	41
Foreign currency forwards	Foreign currency exchange rate	125	—	—	130	—	2
Credit default swaps — purchased	Credit	98	3	—	65	—	1
Credit default swaps — written	Credit	1,798	14	3	1,878	40	—
Equity futures	Equity market	169	—	—	2,713	15	—
Equity index options	Equity market	45,815	1,372	1,207	47,066	794	1,664
Equity variance swaps	Equity market	5,574	80	232	8,998	128	430
Equity total return swaps	Equity market	3,920	280	3	1,767	—	79
Total non-designated or nonqualifying derivatives		90,215	2,565	2,082	111,486	2,109	3,054
Total		$92,676	$2,765	$2,112	$113,450	$2,244	$3,129
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2018 and 2017. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Derivatives (continued)

The following table presents earned income on derivatives:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Qualifying hedges:
Net investment income	$27	$21	$19
Nonqualifying hedges:
Net derivative gains (losses)	166	314	460
Policyholder benefits and claims	—	8	16
Total	$193	$343	$495
The following tables present the amount and location of gains (losses) recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses):

	Year Ended December 31, 2018
	Net Derivative Gains (Losses) Recognized for Derivatives (1)	Net Derivative Gains (Losses) Recognized for Hedged Items (2)	Net Investment Income (3)	Policyholder Benefits and Claims (4)	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$(12)	$12	$—	$—	$—
Total fair value hedges	(12)	12	—	—	—
Cash flow hedges (5):
Interest rate derivatives	129	(1)	5	—	(5)
Foreign currency exchange rate derivatives	—	(1)	—	—	161
Total cash flow hedges	129	(2)	5	—	156
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(736)	—	—	—	—
Foreign currency exchange rate derivatives	65	(7)	—	—	—
Credit derivatives	(19)	—	—	—	—
Equity derivatives	570	—	—	—	—
Embedded derivatives	579	—	—	(8)	—
Total non-qualifying hedges	459	(7)	—	(8)	—
Total	$576	$3	$5	$(8)	$156

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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $0, $9 million and $1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
There were no hedged forecasted transactions, other than the receipt of payment of variable interest payments, for December 31, 2018. At December 31, 2017, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed two years.
At December 31, 2018 and 2017, the balance in AOCI associated with cash flow hedges was $253 million and $231 million, respectively.

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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2018			2017
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$8	$689	2.0	$12	$558	2.8
Baa	3	1,109	5.0	28	1,295	4.7
Ba	—	—		—	25	4.5
Total	$11	$1,798	3.9	$40	$1,878	4.1
______________

(1)
Includes both single name credit default swaps that may be referenced to the credit of corporations, foreign governments, or state and political subdivisions and credit default swaps referencing indices. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), S&P Global Ratings (“S&P”), and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2018		2017
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$2,800	$2,102	$2,222	$3,080
OTC-cleared and Exchange-traded (1), (6)	20	2	69	40
Total gross estimated fair value of derivatives (1)	2,820	2,104	2,291	3,120
Estimated fair value of derivatives presented on the consolidated balance sheets (1), (6)	2,820	2,104	2,291	3,120
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,669)	(1,669)	(1,942)	(1,942)
OTC-cleared and Exchange-traded	(2)	(2)	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(1,038)	—	(247)	—
OTC-cleared and Exchange-traded	(15)	—	(27)	(39)
Securities collateral: (5)
OTC-bilateral	(83)	(433)	(31)	(1,138)
Net amount after application of master netting agreements and collateral	$13	$—	$43	$—
______________

(1)
At December 31, 2018 and 2017, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $55 million and $47 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($8) million and ($9) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2018 and 2017, the Company received excess cash collateral of $348 million and $93 million, respectively, and provided excess cash collateral of $64 million and $5 million, respectively, which is not included in the table above due to the foregoing limitation.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2018, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2018 and 2017, the Company received excess securities collateral with an estimated fair value of $58 million and $337 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2018 and 2017, the Company provided excess securities collateral with an estimated fair value of $364 million and $471 million, respectively, for its OTC-bilateral derivatives, $81 million and $426 million, respectively, for its OTC-cleared derivatives, and $14 million and $118 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

(6)
Effective January 16, 2018, the London Clearing House (“LCH”) amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. These amendments impacted the accounting treatment of the Company’s centrally cleared derivatives, for which the LCH serves as the central clearing party.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the amount owed by that counterparty reaches a minimum transfer amount. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the financial strength or credit ratings of Brighthouse Life Insurance Company and/or the counterparty. In addition, substantially all of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s financial strength or credit ratings were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.
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

	December 31,
	2018	2017
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$433	$1,138
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$797	$1,414
______________

(1)	After taking into consideration the existence of netting agreements.
Embedded Derivatives
The Company issues certain insurance contracts that contain embedded derivatives that are required to be separated from their host contracts and measured at fair value. These host contracts include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; related party assumed reinsurance of variable annuity guaranteed minimum benefits; index-linked annuities that are directly written or assumed through reinsurance; and ceded reinsurance of variable annuity GMIBs.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2018	2017
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum income benefits	Premiums, reinsurance and other receivables	$228	$227
Options embedded in debt or equity securities (1)	Investments	—	(52)
Embedded derivatives within asset host contracts		$228	$175
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$1,546	$1,122
Direct index-linked annuities	Policyholder account balances	488	674
Assumed guaranteed minimum benefits	Policyholder account balances	386	437
Assumed index-linked annuities	Policyholder account balances	96	1
Embedded derivatives within liability host contracts		$2,516	$2,234
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

The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Net derivative gains (losses) (1), (2)	$579	$1,237	$(1,741)
Policyholder benefits and claims	$(8)	$(16)	$(4)
______________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $513 million, $337 million and $244 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, are presented below. Investments that do not have a readily determinable fair value and are measured at net asset value (“NAV”) (or equivalent) as practical expedient to estimated fair value are excluded from the fair value hierarchy.

	December 31, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$23,740	$319	$24,059
U.S. government and agency	2,334	6,310	—	8,644
RMBS	—	8,429	6	8,435
Foreign corporate	—	7,503	392	7,895
CMBS	—	5,004	129	5,133
State and political subdivision	—	3,512	74	3,586
ABS	—	2,072	39	2,111
Foreign government	—	1,485	—	1,485
Total fixed maturity securities	2,334	58,055	959	61,348
Equity securities (1)	13	124	3	140
Derivative assets: (2)
Interest rate	—	717	—	717
Foreign currency exchange rate	—	288	11	299
Credit	—	10	7	17
Equity market	—	1,634	98	1,732
Total derivative assets	—	2,649	116	2,765
Embedded derivatives within asset host contracts (3)	—	—	228	228
Separate account assets	217	91,293	1	91,511
Total assets	$2,564	$152,121	$1,307	$155,992
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$619	$—	$619
Foreign currency exchange rate	—	48	—	48
Credit	—	2	1	3
Equity market	—	1,205	237	1,442
Total derivative liabilities	—	1,874	238	2,112
Embedded derivatives within liability host contracts (3)	—	—	2,516	2,516
Total liabilities	$—	$1,874	$2,754	$4,628

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Fair Value (continued)

	December 31, 2017
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$21,491	$889	$22,380
U.S. government and agency	8,002	7,911	—	15,913
RMBS	—	6,836	981	7,817
Foreign corporate	—	5,723	1,048	6,771
CMBS	—	3,155	136	3,291
State and political subdivision	—	4,098	—	4,098
ABS	—	1,691	105	1,796
Foreign government	—	1,262	5	1,267
Total fixed maturity securities	8,002	52,167	3,164	63,333
Equity securities (1)	18	19	124	161
Short-term investments	135	120	14	269
Commercial mortgage loans	—	115	—	115
Derivative assets: (2)
Interest rate	1	1,111	—	1,112
Foreign currency exchange rate	—	155	—	155
Credit	—	30	10	40
Equity market	15	773	149	937
Total derivative assets	16	2,069	159	2,244
Embedded derivatives within asset host contracts (3)	—	—	227	227
Separate account assets	410	109,741	5	110,156
Total assets	$8,581	$164,231	$3,693	$176,505
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$837	$—	$837
Foreign currency exchange rate	—	117	1	118
Credit	—	1	—	1
Equity market	—	1,736	437	2,173
Total derivative liabilities	—	2,691	438	3,129
Embedded derivatives within liability host contracts (3)	—	—	2,234	2,234
Long-term debt	—	11	—	11
Total liabilities	$—	$2,702	$2,672	$5,374
______________

(1)	The Company reclassified FHLB stock in the prior period from equity securities to other invested assets.

(2)
Derivative assets are presented within other invested assets on the consolidated balance sheets and derivative liabilities are presented within other liabilities on the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the consolidated balance sheets but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.

(3)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances, on the consolidated balance sheets. At December 31, 2018 and 2017, debt and equity securities also included embedded derivatives of $0 and ($52) million, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Fair Value (continued)

Valuation Controls and Procedures
The Company monitors and provides oversight of valuation controls and policies for securities, mortgage loans and derivatives, which are primarily executed by its valuation service providers. The valuation methodologies used to determine fair values prioritize the use of observable market prices and market-based parameters and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. The valuation methodologies for securities, mortgage loans and derivatives are reviewed on an ongoing basis and revised when necessary, based on changing market conditions. In addition, the Chief Accounting Officer periodically reports to the Audit Committee of Brighthouse Financial’s Board of Directors regarding compliance with fair value accounting standards.
The fair value of financial assets and financial liabilities is based on quoted market prices, where available. The Company assesses whether prices received represent a reasonable estimate of fair value through controls designed to ensure valuations represent an exit price. Valuation service providers perform several controls, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. Independent non-binding broker quotes, also referred to herein as “consensus pricing,” are used for non-significant portion of the portfolio. Prices received from independent brokers are assessed to determine if they represent a reasonable estimate of fair value by considering such pricing relative to the current market dynamics and current pricing for similar financial instruments.
Valuation service providers also apply a formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If prices received from independent pricing services are not considered reflective of market activity or representative of estimated fair value, independent non-binding broker quotations are obtained. If obtaining an independent non-binding broker quotation is unsuccessful, valuation service providers will use the last available price.
The Company reviews outputs of the valuation service providers’ controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the year ended December 31, 2018.
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
Equity securities, short-term investments, commercial mortgage loans and long-term debt
The fair value for actively traded equity securities and short-term investments are determined using quoted market prices and are classified as Level 1 assets. For financial instruments classified as Level 2 assets or liabilities, fair values are determined using a market approach and are valued based on a variety of observable inputs as described below.
Equity securities and short-term investments: Fair value is determined using third-party commercial pricing services, with the primary input being quoted prices in markets that are not active.
Commercial mortgage loans and long-term debt: Fair value is determined using third-party commercial pricing services, with the primary input being quoted securitization market price determined principally by independent pricing services using observable inputs or quoted prices or reported NAV provided by the fund managers.
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
Embedded Derivatives
Embedded derivatives principally include certain direct and ceded variable annuity guarantees, equity crediting rates within index-linked annuity contracts, and those related to funds withheld on ceded reinsurance agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.

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
The Company determines the fair value of these embedded derivatives by estimating the present value of projected future benefits minus the present value of projected future fees using actuarial and capital market assumptions including expectations of policyholder behavior. The calculation is based on in-force business and is performed using standard actuarial valuation software which projects future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios using observable risk-free rates. The percentage of fees included in the initial fair value measurement is not updated in subsequent periods.
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
The valuation of these guarantee liabilities includes nonperformance risk adjustments and adjustments for a risk margin related to non-capital market inputs. The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for BHF’s debt. These observable spreads are then adjusted to reflect the priority of these liabilities and claims paying ability of the issuing insurance subsidiaries as compared to BHF’s overall financial strength.
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
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Equity securities, short-term investments, commercial mortgage loans and long-term debt.” The estimated fair value of these embedded derivatives is included, along with the funds withheld liability, in other liabilities on the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses).
The Company issues and assumes through reinsurance index-linked annuities which allow the policyholder to participate in returns from equity indices. The crediting rates associated with these features are embedded derivatives which are measured at estimated fair value separately from the host fixed annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances on the consolidated balance sheets.
The estimated fair value of crediting rates associated with index-linked annuities is determined using a combination of an option pricing model and an option-budget approach. The valuation of these embedded derivatives also includes the establishment of a risk margin, as well as changes in nonperformance risk.
Transfers into or out of Level 3:
Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly, and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable.

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

					December 31, 2018			December 31, 2017			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.02%	-	11%	0.02%	-	12%	Decrease (1)
			•	Lapse rates	0.25%	-	16%	0.25%	-	16%	Decrease (2)
			•	Utilization rates	0%	-	25%	0%	-	25%	Increase (3)
			•	Withdrawal rates	0.25%	-	10%	0.25%	-	10%	(4)
			•	Long-term equity volatilities	16.50%	-	22%	17.40%	-	25%	Increase (5)
			•	Nonperformance risk spread	1.91%	-	2.66%	0.64%	-	1.43%	Decrease (6)
______________

(1)
Mortality rates vary by age and by demographic characteristics such as gender. Range shown reflects the mortality rate for policyholders between 35 and 90 years old, which represents the majority of the business with living benefits. Mortality rate assumptions are set based on company experience and include an assumption for mortality improvement.

(2)
Range reflects base lapse rates for major product categories for duration 1-20, which represents majority of business with living benefit riders. Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies.

(3)
The utilization rate assumption estimates the percentage of contract holders with a GMIB or lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible in a given year. The range shown represents the floor and cap of the GMIB dynamic election rates across varying levels of in-the-money. For lifetime withdrawal guarantee riders, the assumption is that everyone will begin withdrawals once account value reaches zero which is equivalent to a 100% utilization rate. Utilization rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contracts withdrawal history and by the age of the policyholder.

(4)
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

(5)
Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(6)
Nonperformance risk spread varies by duration. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the embedded derivative.

The Company does not develop unobservable inputs used in measuring fair value for all other assets and liabilities classified within Level 3; therefore, these are not included in the table above. The other Level 3 assets and liabilities primarily included fixed maturity securities and derivatives. For fixed maturity securities valued based on non-binding broker quotes, an increase (decrease) in credit spreads would result in a higher (lower) fair value. For derivatives valued based on third-party pricing models, an increase (decrease) in credit spreads would generally result in a higher (lower) fair value.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short Term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Balance, January 1, 2017	$2,310	$1,695	$17	$—	$137	$2	$(954)	$(2,761)	$10
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(3)	28	—	—	(3)	—	92	1,233	—
Total realized/unrealized gains (losses) included in AOCI	127	52	—	—	—	—	—	—	—
Purchases (7)	442	106	—	5	3	14	4	—	2
Sales (7)	(222)	(526)	—	—	(13)	(1)	—	—	(4)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	579	(479)	(1)
Transfers into Level 3 (8)	178	11	—	—	—	—	—	—	2
Transfers out of Level 3 (8)	(895)	(144)	(17)	—	—	(1)	—	—	(4)
Balance, December 31, 2017	$1,937	$1,222	$—	$5	$124	$14	$(279)	$(2,007)	$5
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	1	2	1	—	—	—	152	571	—
Total realized/unrealized gains (losses) included in AOCI	(32)	(6)	(1)	—	—	—	9	—	—
Purchases (7)	71	42	—	—	1	—	3	—	1
Sales (7)	(197)	(91)	(1)	(5)	(3)	(14)	(7)	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(852)	(1)
Transfers into Level 3 (8)	414	9	75	—	—	—	—	—	—
Transfers out of Level 3 (8)	(1,483)	(1,004)	—	—	(119)	—	—	—	(3)
Balance, December 31, 2018	$711	$174	$74	$—	$3	$—	$(122)	$(2,288)	$1
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2016: (9)	$2	$28	$—	$—	$—	$—	$(687)	$(1,772)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2017: (9)	$1	$23	$—	$—	$—	$—	$(52)	$1,300	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2018: (9)	$(2)	$(1)	$1	$—	$1	$—	$148	$268	$—
Gains (Losses) Data for the year ended December 31, 2016:
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	$(11)	$30	$—	$—	$—	$—	$(703)	$(1,760)	$—
Total realized/unrealized gains (losses) included in AOCI	$(24)	$21	$—	$—	$(11)	$—	$4	$—	$—
____________

(1)	Comprised of U.S. and foreign corporate securities.

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

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions, and those short-term investments that are not securities and therefore are not included in the three level hierarchy table disclosed in the “— Recurring Fair Value Measurements” section. The estimated fair value of the excluded financial instruments, which are primarily classified in Level 2, approximates carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the tables below are not considered financial instruments subject to this disclosure.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$13,596	$—	$—	$13,761	$13,761
Policy loans	$1,001	$—	$619	$452	$1,071
Other invested assets	$77	$—	$64	$13	$77
Premiums, reinsurance and other receivables	$1,426	$—	$31	$1,501	$1,532
Liabilities
Policyholder account balances	$15,183	$—	$—	$13,732	$13,732
Long-term debt	$434	$—	$38	$380	$418
Other liabilities	$395	$—	$54	$323	$377
Separate account liabilities	$1,025	$—	$1,025	$—	$1,025

	December 31, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$10,525	$—	$—	$10,768	$10,768
Policy loans	$1,106	$—	$746	$439	$1,185
Real estate joint ventures (1)	$5	$—	$—	$22	$22
Other limited partnership interests (1)	$36	$—	$—	$28	$28
Other invested assets (2)	$71	$—	$71	$—	$71
Premiums, reinsurance and other receivables	$1,556	$—	$126	$1,783	$1,909
Liabilities
Policyholder account balances	$15,626	$—	$—	$15,760	$15,760
Long-term debt	$35	$—	$42	$—	$42
Other liabilities	$459	$—	$93	$368	$461
Separate account liabilities	$1,206	$—	$1,206	$—	$1,206
__________________

(1)
In connection with the adoption of new guidance related to the recognition and measurement of financial instruments (see Note 1), effective January 1, 2018 on a modified retrospective basis, the Company carries real estate joint ventures and other limited partnership interests previously accounted under the cost method of accounting at NAV as a practical expedient to estimated fair value.

(2)	The Company reclassified FHLB stock in the prior period from equity securities to other invested assets.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)

10. Long-term Debt
Long-term debt outstanding was as follows:

			December 31,
	Interest Rate	Maturity	2018	2017
			(In millions)
Surplus note — affiliated	8.150%	2058	$200	$—
Surplus note — affiliated	7.800%	2058	200	—
Other long-term debt — unaffiliated (1)	7.028%	2030	34	46
Total long-term debt			$434	$46
______________

(1)	Represents non-recourse debt for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.
The aggregate maturities of long-term debt at December 31, 2018 were $2 million in each of 2019, 2020, 2021, 2022 and 2023 and $424 million thereafter.
Interest expense related to long-term debt of $6 million, $58 million and $128 million for the years ended December 31, 2018, 2017 and 2016, respectively, is included in other expenses.
Surplus Notes
On December 21, 2018, Brighthouse Life Insurance Company issued a $200 million surplus note due December 2058 to NELICO (the “December 2058 Surplus Note”) in exchange for $28 million of cash and $172 million of invested assets, primarily fixed maturity securities. The December 2058 Surplus Note bears interest at a fixed rate of 8.15%, payable annually. On December 21, 2018, with the prior approval of the Commonwealth of Massachusetts Division of Insurance, NELICO distributed the December 2058 Surplus Note to BH Holdings via a non-cash extraordinary dividend. Payments of interest and principal on the December 2058 Surplus Note may be made only with the prior approval of the Delaware Department of Insurance.
On September 28, 2018, Brighthouse Life Insurance Company issued a $200 million surplus note due September 2058 to BH Holdings (the “September 2058 Surplus Note”) in exchange for cash, which bears interest at a fixed rate of 7.80%, payable annually. Payments of interest and principal on the September 2058 Surplus Note may be made only with the prior approval of the Delaware Department of Insurance.
On June 16, 2017, MetLife, Inc. forgave Brighthouse Life Insurance Company’s obligation to pay the principal amount of $750 million, 8.595% surplus notes held by MetLife, Inc., which were originally issued in 2008. The forgiveness of the surplus notes was treated as a capital transaction and recorded as an increase to additional paid-in capital.
On April 28, 2017, two surplus note obligations due to MetLife, Inc. totaling $1.1 billion, which were originally issued in 2012 and 2013, were due on September 30, 2032 and December 31, 2033 and bore interest at 5.13% and 6.00%, respectively, were satisfied in a non-cash exchange for $1.1 billion of loans due from MetLife, Inc.
Committed Facilities
MetLife, Inc. Credit and Committed Facilities
The Company previously had access to an unsecured revolving credit facility and certain committed facilities through the Company’s former parent, MetLife, Inc. These facilities were used for collateral for certain of the Company’s affiliated reinsurance liabilities. In connection with the affiliated reinsurance company restructuring, effective April 28, 2017, MetLife, Inc.’s then existing affiliated reinsurance subsidiaries that supported the business interests of Brighthouse Financial became a part of Brighthouse Financial. Simultaneously with the affiliated reinsurance company restructuring, the existing reserve financing arrangements of the affected reinsurance subsidiaries, as well as Brighthouse Financial’s access to MetLife, Inc.’s revolving credit facility and certain committed facilities, including outstanding letters of credit, were terminated and replaced with a single reinsurance financing arrangement, which is discussed in more detail below. The terminated facilities included a $3.5 billion committed facility for the benefit of MRSC and a $4.3 billion committed facility for the benefit of a designated protected cell of MRV.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
10. Long-term Debt (continued)

For the years ended December 31, 2017 and 2016, the Company recognized commitment and letters of credit fees totaling $19 million and $55 million, respectively, in other expenses associated with these committed facilities.
Reinsurance Financing Arrangement
On April 28, 2017, BRCD entered into a $10.0 billion financing arrangement with a pool of highly rated third-party reinsurers. This financing arrangement consists of credit-linked notes that each mature in 2037. At December 31, 2018, there were no borrowings under this facility and there was $9.8 billion of funding available under this arrangement. For the years ended December 31, 2018 and 2017, the Company recognized commitment fees of $44 million and $27 million, respectively, in other expenses associated with this committed facility.
Repurchase Facility
On April 16, 2018, Brighthouse Life Insurance Company entered into a secured committed repurchase facility (the “Repurchase Facility”) with a financial institution, pursuant to which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $2.0 billion. The Repurchase Facility has a term of three years, beginning on July 31, 2018 and maturing on July 31, 2021. Under the Repurchase Facility, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (ranging from two weeks to three months) and at a price which represents the original purchase price plus interest. At December 31, 2018, there were no borrowings under the Repurchase Facility. For the year ended December 31, 2018, fees associated with this committed facility were not significant.
11. Equity
Capital Transactions
During the year ended December 31, 2017, the Company received cash capital contributions totaling $1.3 billion from Brighthouse Holdings.
During the third quarter of 2017, the Company recognized a $1.1 billion non-cash tax charge and corresponding capital contribution from MetLife, Inc. This tax obligation was in connection with the Separation and MetLife, Inc. is responsible for this obligation through a tax separation agreement with MetLife (the “Tax Separation Agreement”). See Note 13.
During the second quarter of 2017, MetLife, Inc. forgave Brighthouse Life Insurance Company’s obligation to pay the principal amount of $750 million of surplus notes held by MetLife, Inc. The forgiveness of these notes was a non-cash capital contribution. See Note 10.
In April 2017, in connection with the Contribution Transactions, the Company recognized a $2.7 billion return of capital to MetLife, Inc. See Note 3. During the year ended December 31, 2016, the Company recognized a non-cash return of capital to MetLife, Inc. of $26 million.
During the first quarter of 2017, the Company sold an operating joint venture to a former affiliate and the resulting $202 million gain was treated as a cash capital contribution. See Note 7.
During the year ended December 31, 2016, the Company received cash capital contributions of $1.6 billion and recognized non-cash capital contributions of $69 million from MetLife, Inc.
In December 2015, the Company accrued capital contributions from MetLife, Inc. of $120 million in premiums, reinsurance and other receivables and additional paid-in capital, which were settled for cash in 2016.
Statutory Equity and Income
The states of domicile of Brighthouse Life Insurance Company and BHNY impose RBC requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). Regulatory compliance is determined by a ratio of a company’s total adjusted capital (“TAC”), calculated in the manner prescribed by the NAIC to its authorized control level RBC (“ACL RBC”), calculated in the manner prescribed by the NAIC, based on the statutory-based filed financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC. The RBC ratios for Brighthouse Life Insurance Company and BHNY were each in excess of 400% for all periods presented.

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
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2018	2017	2016
		(In millions)
Brighthouse Life Insurance Company	Delaware	$(1,104)	$(425)	$1,186
Brighthouse Life Insurance Company of NY	New York	$19	$22	$(87)
Statutory capital and surplus was as follows at:

	December 31,
Company	2018	2017
	(In millions)
Brighthouse Life Insurance Company	$6,731	$5,594
Brighthouse Life Insurance Company of NY	$279	$294
Brighthouse Life Insurance Company has a reinsurance subsidiary, BRCD that was formed in 2017 as the result of the merger of certain other affiliated captive reinsurance subsidiaries. BRCD reinsures risks including level premium term life and ULSG assumed from other Brighthouse Life Insurance Company subsidiaries. BRCD, with the explicit permission of the Delaware Commissioner, has included, as admitted assets, the value of credit-linked notes, serving as collateral, which resulted in higher statutory capital and surplus of $8.7 billion and $8.3 billion for the years ended December 31, 2018 and 2017, respectively.
The statutory net income (loss) of the Company’s affiliate reinsurance companies was ($1.1) billion, ($1.6) billion and ($363) million for the years ended December 31, 2018, 2017 and 2016, respectively, and the combined statutory capital and surplus, including the aforementioned prescribed practices, were $557 million and $972 million at December 31, 2018 and 2017, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
11. Equity (continued)

Dividend Restrictions
The table below sets forth the dividends permitted to be paid by the Company’s insurance companies without insurance regulatory approval and dividends paid:

	2019	2018	2017
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)
	(In millions)
Brighthouse Life Insurance Company	$798	$—	$—
Brighthouse Life Insurance Company of NY	$27	$—	$—
______________

(1)
Reflects dividend amounts that may be paid during 2019 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2019, some or all of such dividends may require regulatory approval.

(2)	Reflects all amounts paid, including those requiring regulatory approval.
Under the Delaware Insurance Law, Brighthouse Life Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its net statutory gain from operations for the immediately preceding calendar year (excluding realized capital gains), not including pro rata distributions of Brighthouse Life Insurance Company’s own securities. Brighthouse Life Insurance Company will be permitted to pay a stockholder dividend in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner and the Delaware Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)”) as of the immediately preceding calendar year requires insurance regulatory approval. Under the Delaware Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
Under the New York Insurance Law, BHNY may not pay stockholder dividends without prior approval of the New York Superintendent of Financial Services.
Under BRCD’s plan of operations, no dividend or distribution may be made by BRCD without the prior approval of the Delaware Commissioner. During the year ended December 31, 2018, BRCD paid cash dividends of $2 million to its preferred shareholders. During the year ended December 31, 2017, BRCD paid an extraordinary cash dividend of $535 million to Brighthouse Life Insurance Company.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
11. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2015	$1,379	$241	$(26)	$1,594
OCI before reclassifications	(565)	70	(3)	(498)
Deferred income tax benefit (expense)	185	(25)	—	160
AOCI before reclassifications, net of income tax	999	286	(29)	1,256
Amounts reclassified from AOCI	30	(43)	—	(13)
Deferred income tax benefit (expense)	(10)	15	—	5
Amounts reclassified from AOCI, net of income tax	20	(28)	—	(8)
Balance at December 31, 2016	1,019	258	(29)	1,248
OCI before reclassifications	529	(152)	9	386
Deferred income tax benefit (expense)	(206)	54	(3)	(155)
AOCI before reclassifications, net of income tax	1,342	160	(23)	1,479
Amounts reclassified from AOCI	61	(14)	—	47
Deferred income tax benefit (expense) (2)	306	5	—	311
Amounts reclassified from AOCI, net of income tax	367	(9)	—	358
Balance at December 31, 2017	1,709	151	(23)	1,837
Cumulative effect of change in accounting principle and other, net of income tax (see Note 1)	(79)	—	—	(79)
Balance, January 1, 2018	1,630	151	(23)	1,758
OCI before reclassifications	(1,534)	156	(4)	(1,382)
Deferred income tax benefit (expense)	327	54	1	382
AOCI before reclassifications, net of income tax	423	361	(26)	758
Amounts reclassified from AOCI	179	(134)	—	45
Deferred income tax benefit (expense)	(38)	(47)	—	(85)
Amounts reclassified from AOCI, net of income tax	141	(181)	—	(40)
Balance at December 31, 2018	$564	$180	$(26)	$718
__________________

(1)	See Note 7 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

(2)	Includes the $330 million impact of the Tax Act related to unrealized investments gains (losses), net of related offsets. See Note 1 for more information.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
11. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	Years Ended December 31,
	2018	2017	2016
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains(losses)	$(178)	$(15)	$(39)	Net investment gains (losses)
Net unrealized investment gains (losses)	1	1	3	Net investment income
Net unrealized investment gains (losses)	(2)	(47)	6	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(179)	(61)	(30)
Income tax (expense) benefit	38	(306)	10
Net unrealized investment gains (losses), net of income tax	(141)	(367)	(20)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	98	—	33	Net derivative gains (losses)
Interest rate swaps	3	3	3	Net investment income
Interest rate forwards	31	—	2	Net derivative gains (losses)
Interest rate forwards	2	3	2	Net investment income
Foreign currency swaps	—	8	3	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	134	14	43
Income tax (expense) benefit	47	(5)	(15)
Gains (losses) on cash flow hedges, net of income tax	181	9	28
Total reclassifications, net of income tax	$40	$(358)	$8

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
To earn these fees, the Company performs services such as responding to phone inquiries, maintaining records, providing information to distributors and shareholders about fund performance and providing training to account managers and sales agents. The passage of time reflects the satisfaction of the Company’s performance obligations to the Funds and is used to recognize revenue associated with 12b-1 fees.
Other revenues consisted primarily of 12b-1 fees were $255 million, $264 million and $253 million for the years ended December 31, 2018, 2017 and 2016, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Compensation	$278	$263	$356
Contracted services and other labor costs	194	130	97
Transition services agreements	268	295	—
Establishment costs	131	116	—
Premium and other taxes, licenses and fees	64	58	59
Separate account fees	2	3	(27)
Volume related costs, excluding compensation, net of DAC capitalization	595	687	645
Interest expense on debt	6	56	130
Goodwill impairment (1)	—	—	381
Other	225	225	440
Total other expenses	$1,763	$1,833	$2,081
__________________

(1)
Based on a quantitative analysis performed for the Run-off reporting unit, it was determined that the goodwill associated with this reporting unit was not recoverable and resulted in the impairment of the entire goodwill balance.

Capitalization of DAC
See Note 5 for information on the capitalization of DAC.
Interest Expense on Debt
See Note 10 for attribution of interest expense by debt issuance.
Related Party Expenses
See Note 15 for a discussion of related party expenses included in the table above.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)

13. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Current:
Federal	$(178)	$368	$(374)
Foreign	—	18	4
Subtotal	(178)	386	(370)
Deferred:
Federal	331	(1,124)	(1,320)
Foreign	—	—	—
Subtotal	331	(1,124)	(1,320)
Provision for income tax expense (benefit)	$153	$(738)	$(1,690)
The reconciliation of the income tax provision at the statutory tax rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Tax provision at statutory rate	$235	$(567)	$(1,563)
Tax effect of:
Dividend received deduction	(40)	(116)	(110)
Excess loss account - Separation from MetLife (1)	(2)	1,088	—
Rate revaluation due to tax reform (2)	—	(696)	—
Prior year tax	(1)	(4)	24
Tax credits	(24)	(29)	(22)
Release of valuation allowance	(11)	—	—
Foreign tax rate differential	—	—	2
Goodwill impairment	—	(288)	(20)
Sale of subsidiary	—	(136)	(6)
Other, net	(4)	10	5
Provision for income tax expense (benefit)	$153	$(738)	$(1,690)
Effective tax rate	14%	46%	38%

__________________

(1)
For the year ended December 31, 2017, the Company recognized a $1.1 billion non-cash charge to provision for income tax expense and corresponding capital contribution from MetLife, Inc. This tax obligation was in connection with the Separation. MetLife, Inc. is responsible for this obligation through the Tax Separation Agreement.

(2)	For the year ended December 31, 2017, the Company recognized a $696 million benefit in net income from remeasurement of net deferred tax liabilities in connection with the Tax Act discussed in Note 1.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
13. Income Tax (continued)

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities.
Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2018	2017
	(In millions)
Deferred income tax assets:
Investments, including derivatives	$—	$313
Net operating loss carryforwards	1,025	416
Tax credit carryforwards	58	191
Employee benefits	4	—
Intangibles	159	227
Other	—	74
Total deferred income tax assets	1,246	1,221
Less: valuation allowance	—	11
Total net deferred income tax assets	1,246	1,210
Deferred income tax liabilities:
Policyholder liabilities and receivables	796	853
Investments, including derivatives	546	—
Net unrealized investment gains	198	494
DAC	633	757
Other	17	—
Total deferred income tax liabilities	2,190	2,104
Net deferred income tax asset (liability)	$(944)	$(894)
At December 31, 2018, the Company had net operating loss carryforwards of approximately $4.9 billion and the Company had recorded a related deferred tax asset of $1.0 billion. The following table sets forth the net operating loss carryforwards for tax purposes at December 31, 2018.

Net Operating Loss Carryforwards
(In millions)
Expiration
2034-2038	$3,035
Indefinite	1,844
$4,879

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
13. Income Tax (continued)

The following table sets forth the general business credits and foreign tax credits available for carryforward for tax purposes at December 31, 2018.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits
	(In millions)
Expiration
2019-2023	$—	$18
2024-2028	—	27
2029-2033	—	—
2034-2038	13	—
Indefinite	—	—
	$13	$45
The Company’s liability for unrecognized tax benefits may increase or decrease in the next 12 months. A reasonable estimate of the increase or decrease cannot be made at this time. However, the Company continues to believe that the ultimate resolution of the pending issues will not result in a material change to its consolidated financial statements, although the resolution of income tax matters could impact the Company’s effective tax rate in the future.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Balance at January 1,	$22	$38	$43
Additions for tax positions of prior years	12	—	1
Reductions for tax positions of prior years	—	(4)	(9)
Additions for tax positions of current year	—	3	5
Reductions for tax positions of current year	—	(2)	—
Settlements with tax authorities	—	(13)	(2)
Balance at December 31,	$34	$22	$38
Unrecognized tax benefits that, if recognized would impact the effective rate	$34	$22	$38
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense. Interest related to unrecognized tax benefits was not significant. The Company had no penalties for each of the years ended December 31, 2018, 2017 and 2016.
The dividend received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the statutory tax rate. The Tax Act has changed the dividend received deduction amount applicable to insurance companies to a 70% company share and a 50% dividend received deduction for eligible dividends.
The Company is under continuous examination by the Internal Revenue Service and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to federal, state or local income tax examinations for years prior to 2007.
Management believes it has established adequate tax liabilities, and final resolution of the audit for the years 2007 and forward is not expected to have a material impact on the Company’s consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
13. Income Tax (continued)

Tax Sharing Agreements
For the periods prior to the Separation, the Company filed a consolidated federal life and non-life income tax return in accordance with the provisions of the Tax Code. Current taxes (and the benefits of tax attributes such as losses) are allocated to the Company, and its includable subsidiaries, under the consolidated tax return regulations and a tax sharing agreement with MetLife. This tax sharing agreement states that federal taxes will be computed on a modified separate return basis with benefits for losses.
For periods after the Separation, the Company and any directly owned life insurance and reinsurance subsidiaries (including BHNY and BRCD) entered in a tax sharing agreement to join a life consolidated federal income tax return. The nonlife subsidiaries of the Company will file their own federal income tax returns. The tax sharing agreements state that federal taxes are computed on a modified separate return basis with benefit for losses.
Income Tax Transactions with Former Parent
The Company entered into a Tax Separation Agreement. Among other things, the Tax Separation Agreement governs the allocation between MetLife and us of the responsibility for the taxes of the MetLife group. The Tax Separation Agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. In October 2017, MetLife paid $723 million to the Company under the Tax Separation Agreement. At December 31, 2017, the current income tax recoverable included $857 million related to this agreement. In November 2018, MetLife paid $894 million to the Company under the Tax Separation Agreement. At December 31, 2018, the current income tax payable included a $135 million payable to MetLife related to this agreement.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2018.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of December 31, 2018, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material.

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
Sales Practices Claims
Over the past several years, the Company has faced claims and regulatory inquiries and investigations, alleging improper marketing or sales of individual life insurance policies, annuities or other products. The Company continues to defend vigorously against the claims in these matters. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices matters.
Summary
Various litigation, claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, large and/or indeterminate amounts, including punitive and treble damages, are sought. Although, in light of these considerations, it is possible that an adverse outcome in certain cases could have a material effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $492 million and $388 million at December 31, 2018 and 2017, respectively.
Commitments to Fund Partnership Investments, and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.9 billion and $1.4 billion at December 31, 2018 and 2017, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
14. Contingencies, Commitments and Guarantees (continued)

Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from $6 million to $142 million, with a cumulative maximum of $148 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $2 million at both December 31, 2018 and 2017 for indemnities, guarantees and commitments.
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
The Company has related party reinsurance, and investment and debt transactions, see Notes 6, 7 and 10 for information on these material related party transactions. Other material arrangements between the Company and its related parties not disclosed elsewhere are as follows:
Shared Services and Overhead Allocations
Brighthouse affiliates and MetLife provide the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting, and information technology. The Company is charged for the MetLife services through a transition services agreement and allocated to the legal entities and products within the Company. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Costs incurred under these arrangements with the Brighthouse affiliates, as well as with MetLife prior to the MetLife Divestiture that were considered related party expenses, were $1.1 billion, $1.0 billion and $847 million for the years ended December 31, 2018, 2017 and 2016, respectively and were recorded in other expenses. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, was $234 million, $241 million and $236 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company had net receivables (payables) from/to affiliates, related to the items discussed above, of ($50) million and ($60) million at December 31, 2018 and 2017, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
15. Related Party Transactions (continued)

Brighthouse affiliates incur costs related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company is charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes that the method used to allocate expenses under this arrangement is reasonable, the allocated expenses may not be indicative of those of a stand-alone entity. If expenses were allocated to the Company under this arrangement as incurred by Brighthouse affiliates, the Company would have incurred additional expenses of $68 million for the year ended December 31, 2018. The Company would have incurred no additional expenses under this arrangement in 2017.
Broker-Dealer Transactions
Beginning in March 2017, Brighthouse Securities, LLC, a registered broker-dealer affiliate, began distributing the Company’s existing and future registered annuity and life products, and the MetLife broker-dealers discontinued such distributions. Prior to March 2017, the Company recognized related party revenues and expenses arising from transactions with MetLife broker-dealers that previously sold the Company’s registered annuity and life products. The related party expense for the Company was commissions collected on the sale of variable products by the Company and passed through to the broker-dealer. The related party revenue for the Company was fee income from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received from affiliates related to these transactions and recorded in other revenues was $216 million, $224 million and $202 million for the years ended December 31, 2018, 2017 and 2016, respectively. Commission expenses incurred from affiliates related to these transactions and recorded in other expenses was $771 million, $642 million and $638 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company also had related party fee income receivables of $17 million and $19 million at December 31, 2018 and 2017, respectively.
16. Subsequent Events
Farmer Mac Funding Agreements
On February 15, 2019, Brighthouse Life Insurance Company entered into a funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”), pursuant to which the parties may agree to enter into funding agreements in an aggregate amount of up to $500 million. The funding agreement program has a term ending on December 1, 2023. Funding agreements are issued to Farmer Mac in exchange for cash. In connection with each funding agreement, Farmer Mac will be granted liens on certain assets, including agricultural loans, to collateralize Brighthouse Life Insurance Company’s obligations under the funding agreements. Upon any event of default by Brighthouse Life Insurance Company, Farmer Mac’s recovery on the collateral is limited to the amount of Brighthouse Life Insurance Company’s liabilities to Farmer Mac. At March 5, 2019, there were no borrowings under this funding agreement program.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule I
Consolidated Summary of Investments
Other Than Investments in Related Parties
December 31, 2018
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. government and agency securities	$7,503	$8,644	$8,644
State and political subdivision securities	3,202	3,586	3,586
Public utilities	2,630	2,749	2,749
Foreign government securities	1,415	1,485	1,485
All other corporate bonds	28,976	28,858	28,858
Total bonds	43,726	45,322	45,322
Mortgage-backed and asset-backed securities	15,606	15,679	15,679
Redeemable preferred stock	340	347	347
Total fixed maturity securities	59,672	61,348	61,348
Equity securities:
Non-redeemable preferred stock	132	124	124
Common stock:
Industrial, miscellaneous and all other	10	14	14
Public utilities	—	2	2
Total equity securities	142	140	140
Mortgage loans	13,596		13,596
Policy loans	1,001		1,001
Real estate joint ventures	451		451
Other limited partnership interests	1,839		1,839
Other invested assets	3,037		3,037
Total investments	$79,738		$81,412
______________

(1)
Cost or amortized cost for fixed maturity securities represents original cost reduced by impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premiums or accretion of discounts; for mortgage loans, cost represents original cost reduced by repayments and valuation allowances and adjusted for amortization of premiums or accretion of discounts; for equity securities, cost represents original cost; for real estate joint ventures and other limited partnership interests, cost represents original cost adjusted for equity in earnings and distributions.

Brighthouse Life Insurance Company
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2018 and 2017
(In millions, except share and per share data)

	2018	2017
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $51,281 and $50,878, respectively)	$52,926	$55,180
Equity securities available-for-sale, at estimated fair value	121	139
Mortgage loans (net of valuation allowances of $55 and $44, respectively)	13,147	10,127
Policy loans	1,001	1,106
Real estate and real estate joint ventures	451	419
Other limited partnership interests	1,839	1,662
Short-term investments, principally at estimated fair value	—	269
Investment in subsidiaries	5,098	5,681
Other invested assets, at estimated fair value	2,848	2,362
Total investments	77,431	76,945
Cash and cash equivalents	3,185	1,249
Accrued investment income	636	511
Premium, reinsurance and other receivable	13,046	9,658
Receivable from subsidiaries	8,001	10,397
Deferred policy acquisition costs and value of business acquired	4,572	5,123
Current income tax recoverable	—	39
Deferred income tax receivable	1,086	1,247
Other assets, principally at estimated fair value	461	536
Separate account assets	87,243	105,135
Total assets	$195,661	$210,840
Liabilities and Stockholder’s Equity
Liabilities
Future policy benefits	$34,900	$35,003
Policyholder account balances	37,935	36,034
Other policy-related balances	3,325	3,347
Payables for collateral under securities loaned and other transactions	5,024	4,153
Long-term debt	400	—
Current income tax payable	2	—
Other liabilities	10,056	10,315
Separate account liabilities	87,243	105,135
Total liabilities	178,885	193,987
Stockholder’s Equity
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	19,073	19,073
Retained earnings (deficit)	(3,090)	(4,132)
Accumulated other comprehensive income (loss)	718	1,837
Total stockholder’s equity	16,776	16,853
Total liabilities and stockholder’s equity	$195,661	$210,840
See accompanying notes to the condensed financial information.

Brighthouse Life Insurance Company
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	2018	2017	2016
Condensed Statements of Operations
Revenues
Premiums	$437	$283	$921
Universal life and investment-type product policy fees	2,738	2,774	2,696
Equity in earnings of subsidiaries	(277)	1,221	157
Net investment income	2,885	2,613	2,680
Other revenues	398	402	760
Net investment gains (losses)	(165)	(7)	(2)
Net derivative gains (losses)	1,335	(1,425)	(5,878)
Total revenues	7,351	5,861	1,334
Expenses
Policyholder benefits and claims	2,388	2,862	2,984
Interest credited to policyholder account balances	881	909	957
Amortization of deferred policy acquisition costs and value of business acquired	952	310	(172)
Other expenses	1,925	1,848	2,114
Total expenses	6,146	5,929	5,883
Income (loss) before provision for income tax	1,205	(68)	(4,549)
Provision for income tax expense (benefit)	238	815	(1,774)
Net income (loss) attributable to Brighthouse Life Insurance Company	$967	$(883)	$(2,775)
Comprehensive income (loss)	$(73)	$(294)	$(3,121)
See accompanying notes to the condensed financial information.

Brighthouse Life Insurance Company
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	2018	2017	2016
Condensed Statements of Cash Flows
Net cash provided by (used in) operating activities	$2,774	$3,460	$3,256
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	14,909	14,667	39,104
Equity securities	19	119	175
Mortgage loans	840	704	1,484
Real estate joint ventures	67	75	441
Other limited partnership interests	187	258	413
Purchases of:
Fixed maturity securities	(14,697)	(16,287)	(34,906)
Equity securities	(2)	(2)	(58)
Mortgage loans	(3,896)	(2,017)	(2,803)
Real estate joint ventures	(31)	(268)	(75)
Other limited partnership interests	(327)	(263)	(203)
Cash received in connection with freestanding derivatives	1,795	1,858	707
Cash paid in connection with freestanding derivatives	(2,879)	(3,829)	(2,764)
Sale of operating joint venture interest to a former affiliate	—	67	—
Returns of capital from subsidiaries	25	7	32
Capital contributions to subsidiaries	—	(83)	(1)
Dividends from subsidiaries	—	544	—
Net change in policy loans	105	(14)	109
Net change in short-term investments	269	711	876
Net change in other invested assets	44	(41)	5
Net cash provided by (used in) investing activities	(3,572)	(3,794)	2,536
Cash flows from financing activities
Policyholder account balances:
Deposits	5,064	3,845	9,672
Withdrawals	(3,124)	(2,360)	(12,001)
Net change in payables for collateral under securities loaned and other transactions	871	(3,136)	(3,257)
Long-term debt issued	228	—	—
Capital contributions	—	1,300	1,568
Capital contribution associated with the sale of operating joint venture interest to a former affiliate	—	202	—
Dividends paid to MetLife, Inc.	—	—	(261)
Financing element on certain derivative instruments and other derivative related transactions, net	(303)	(149)	(1,011)
Other, net	(2)	—	—
Net cash provided by (used in) financing activities	2,734	(298)	(5,290)
Change in cash, cash equivalents and restricted cash	1,936	(632)	502
Cash, cash equivalents and restricted cash, beginning of year	1,249	1,881	1,379
Cash, cash equivalents and restricted cash, end of year	$3,185	$1,249	$1,881
See accompanying notes to the condensed financial information.

Brighthouse Life Insurance Company
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	2018	2017	2016
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$—	$12	$64
Income tax	$(168)	$(421)	$428
Non-cash transactions:
Capital contributions	$—	$—	$43
Transfer of fixed maturity securities from affiliate	$417	$—	$—
Transfer of fixed maturity securities from former affiliates	$—	$—	$3,565
Transfer of mortgage loans from former affiliates	$—	$—	$395
Transfer of short-term investments from former affiliates	$—	$—	$94
Transfer of fixed maturity securities to former affiliates	$—	$293	$346
Reduction of other invested assets in connection with affiliated reinsurance transactions	$—	$—	$676
Reduction of policyholder account balances in connection with reinsurance transactions	$—	$293	$—
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
2. Investment in Subsidiaries
During the year ended December 31, 2017, Brighthouse Life Insurance Company paid cash capital contributions to subsidiaries of $83 million, of which $75 million was paid to BHNY, and received cash dividends from subsidiaries of $544 million, of which $535 million was received from BRCD.
3. Long-term Debt
Long-term debt outstanding was as follows:

			December 31,
	Interest Rate	Maturity	2018	2017
			(In millions)
Surplus note — affiliated	8.150%	2058	$200	$—
Surplus note — affiliated	7.800%	2058	200	—
Total long-term debt			$400	$—
The aggregate maturities of long-term debt at December 31, 2018 were $0 in each of 2019, 2020, 2021, 2022 and 2023 and $400 million thereafter.
Interest expense related to long-term debt of $4 million, $35 million and $65 million for the years ended December 31, 2018, 2017 and 2016, respectively, is included in other expenses.
Surplus Notes
See Note 10 of the Notes to the Consolidated Financial Statements for information regarding the affiliated surplus notes.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2018 and 2017
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1), (2)	Unearned Revenue (1)
2018
Annuities	$4,357	$8,666	$28,600	$—	$88
Life	613	4,802	2,534	13	18
Run-off	5	17,252	8,195	—	107
Corporate & Other	111	7,596	1	6	—
Total	$5,086	$38,316	$39,330	$19	$213
2017
Annuities	$4,819	$8,200	$25,943	$—	$93
Life	671	4,437	2,620	13	28
Run-off	5	18,265	8,505	—	95
Corporate & Other	128	7,533	1	5	—
Total	$5,623	$38,435	$37,069	$18	$216
______________

(1)	Amounts are included within the future policy benefits and other policy-related balances column.

(2)	Includes premiums received in advance.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Consolidated Supplementary Insurance Information — (continued)
December 31, 2018, 2017 and 2016
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income (1)	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA	Other Expenses
2018
Annuities	$2,410	$1,509	$1,603	$901	$1,052
Life	774	371	637	93	214
Run-off	777	1,311	1,923	—	202
Corporate & Other	98	44	64	17	295
Total	$4,059	$3,235	$4,227	$1,011	$1,763
2017
Annuities	$2,448	$1,238	$2,140	$141	$1,035
Life	713	285	681	186	237
Run-off	715	1,358	1,788	570	278
Corporate & Other	108	92	61	19	283
Total	$3,984	$2,973	$4,670	$916	$1,833
2016
Annuities	$2,714	$1,324	$2,340	$(908)	$903
Life	546	330	541	261	242
Run-off	878	1,311	1,901	399	275
Corporate & Other	139	146	87	23	280
Total	$4,277	$3,111	$4,869	$(225)	$1,700
______________

(1)	See Note 2 of the Notes to the Consolidated Financial Statements for the basis of allocation of net investment income.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2018, 2017 and 2016
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2018
Life insurance in-force	$561,218	$180,362	$9,248	$390,104	2.4%
Insurance premium
Life insurance (1)	$1,415	$559	$12	$868	1.4%
Accident & health insurance	225	224	—	1	—%
Total insurance premium	$1,640	$783	$12	$869	1.4%
2017
Life insurance in-force	$589,488	$194,032	$9,006	$404,462	2.2%
Insurance premium
Life insurance (1)	$1,500	$689	$13	$824	1.6%
Accident & health insurance	231	227	—	4	0.0%
Total insurance premium	$1,731	$916	$13	$828	1.6%
2016
Life insurance in-force	$610,206	$450,000	$7,006	$167,212	4.2%
Insurance premium
Life insurance (1)	$1,850	$909	$67	$1,008	6.6%
Accident & health insurance	376	218	14	172	8.1%
Total insurance premium	$2,226	$1,127	$81	$1,180	6.9%
______________

(1)	Includes annuities with life contingencies.
For the year ended December 31, 2018, reinsurance ceded and assumed included related party transactions for life insurance in-force of $0 and $1.8 billion, respectively, and life insurance premiums of $201 million and $7 million, respectively. For the year ended December 31, 2017, reinsurance ceded and assumed included related party transactions for life insurance in-force of $17.1 billion and $9.0 billion, respectively, and life insurance premiums of $537 million and $13 million, respectively. For the year ended December 31, 2016, reinsurance ceded and assumed included related party transactions for life insurance in-force of $266.3 billion and $7.0 billion, respectively, and life insurance premiums of $766 million and $35 million, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. In the fourth quarter of 2018, certain investment accounting and actuarial systems and processes were established independent of MetLife. We consider these to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making the assessment, management used the criteria set forth in “Internal Control — Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission.
Based upon the assessment performed under that framework, management has maintained and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.
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
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
Deloitte & Touche LLP (“Deloitte”), the independent auditor of Brighthouse Financial, Inc. (“BHF”), has served as the independent auditor of the Company since 2000, and as auditor of current and former affiliates of the Company for more than 75 years. Its long-term knowledge of the Brighthouse group of companies, combined with its insurance industry expertise and global presence, has enabled it to carry out its audits of the Company’s financial statements with effectiveness and efficiency. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Rules of the PCAOB.
Independent Auditor’s Fees for 2018 and 2017
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2018 and 2017. Prior to our separation from MetLife, Inc., our former parent paid all audit, audit-related, tax and other fees of Deloitte. As a result, the amounts reported below for fiscal year 2017 represent an allocation and are not directly comparable to the fees we paid for fiscal year 2018. All fees shown in the table for 2018 were related to services that were approved by the Audit Committee of Brighthouse Financial, Inc. (the “BHF Audit Committee”).

	2018	2017
	(In thousands)
Audit fees (1)	$6,500	$6,500
Audit-related fees (2)	$200	$400
Tax fees (3)	$—	$—
All other fees (4)	$—	$—
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

Approval of Fees
The BHF Audit Committee approves Deloitte’s audit and non-audit services to BHF and its subsidiaries, including the Company, in advance as required under Sarbanes-Oxley and SEC rules. Before the commencement of each fiscal year, the BHF Audit Committee appoints the independent auditor to perform audit services that BHF expects to be performed for the fiscal year and appoints the auditor to perform audit-related, tax and other permitted non-audit services. The BHF Audit Committee or a designated member of the BHF Audit Committee to whom authority has been delegated may, from time to time, pre-approve additional audit and non-audit services to be performed by BHF’s independent auditor. Any pre-approval of services between BHF Audit Committee meetings must be reported to the full BHF Audit Committee at its next scheduled meeting.
The BHF Audit Committee is responsible for approving fees for the audit and for any audit-related, tax or other permitted non-audit services. If the audit, audit-related, tax and other permitted non-audit fees for a particular period or service exceed the amounts previously approved, the BHF Audit Committee determines whether or not to approve the additional fees.
The BHF Audit Committee ensures the regular rotation of the audit engagement team partners as required by law.

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

3.1
Certificate of Incorporation of MetLife Insurance Company of Connecticut (now Brighthouse Life Insurance Company), as effective November 14, 2014 (Incorporated by reference to Exhibit 3.1 to the MetLife Insurance Company USA Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”).

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

3.4	Amended and Restated By-laws of Brighthouse Life Insurance Company, as effective March 6, 2017 (Incorporated by reference to Exhibit 3.4 to the 2016 Annual Report)).

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

10.1
Investment Management Agreement, dated as of February 5, 2019, between Brighthouse Services, LLC and MetLife Investment Advisors, LLC (Incorporated by reference to Exhibit 10.1 to the Brighthouse Life Insurance Company’s Current Report on Form 8-K, filed on February 8, 2019).

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTHOUSE LIFE INSURANCE COMPANY

By	/s/ Lynn A. Dumais
	Name:	Lynn A. Dumais
	Title:	Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
	Date:	March 5, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric T. Steigerwalt	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 5, 2019
Eric T. Steigerwalt

/s/ Conor Murphy	Director and Interim Chief Financial Officer (Principal Financial Officer)	March 5, 2019
Conor Murphy

/s/ Myles J. Lambert	Director	March 5, 2019
Myles J. Lambert

/s/ John L. Rosenthal	Director	March 5, 2019
John L. Rosenthal

/s/ Lynn A. Dumais	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 5, 2019
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