Form 10-Q
period 2019-03-31
BRIGHTHOUSE LIFE INSURANCE Co
filed 2019-05-08
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading symbol(s)	Name of each exchange on which registered

As of May 8, 2019, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at March 31, 2019 (Unaudited) and December 31, 2018 and for the Three Months Ended March 31, 2019 and 2018 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance	10
	Note 4 — Investments	12
	Note 5 — Derivatives	21
	Note 6 — Fair Value	31
	Note 7 — Long-term Debt	39
	Note 8 — Equity	39
	Note 9 — Other Revenues and Other Expenses	41
	Note 10 — Contingencies, Commitments and Guarantees	41
	Note 11 — Related Party Transactions	43
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 4.	Controls and Procedures	55

Part II — Other Information
Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 6.	Exhibits	56

Signatures		57

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2019 (Unaudited) and December 31, 2018
(In millions, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $59,886 and $59,672, respectively)	$63,590	$61,348
Equity securities, at estimated fair value	150	140
Mortgage loans (net of valuation allowances of $60 and $56, respectively)	14,413	13,596
Policy loans	967	1,001
Real estate limited partnerships and limited liability companies	453	451
Other limited partnership interests	1,798	1,839
Short-term investments, principally at estimated fair value	506	—
Other invested assets, principally at estimated fair value	2,314	3,037
Total investments	84,191	81,412
Cash and cash equivalents	3,144	3,494
Accrued investment income	770	704
Premiums, reinsurance and other receivables	13,447	13,113
Deferred policy acquisition costs and value of business acquired	5,054	5,086
Current income tax recoverable	—	1
Other assets	496	509
Separate account assets	97,924	91,511
Total assets	$205,026	$195,830
Liabilities and Equity
Liabilities
Future policy benefits	$36,539	$35,588
Policyholder account balances	40,459	39,330
Other policy-related balances	2,722	2,728
Payables for collateral under securities loaned and other transactions	3,977	5,047
Long-term debt	845	434
Current income tax payable	3	2
Deferred income tax liability	973	944
Other liabilities	4,607	3,455
Separate account liabilities	97,924	91,511
Total liabilities	188,049	179,039
Contingencies, Commitments and Guarantees (Note 10)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	19,073	19,073
Retained earnings (deficit)	(3,844)	(3,090)
Accumulated other comprehensive income (loss)	1,658	718
Total Brighthouse Life Insurance Company’s stockholder’s equity	16,962	16,776
Noncontrolling interests	15	15
Total equity	16,977	16,791
Total liabilities and equity	$205,026	$195,830
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2019 and 2018 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Revenues
Premiums	$217	$220
Universal life and investment-type product policy fees	730	824
Net investment income	788	792
Other revenues	62	79
Net investment gains (losses)	(10)	(4)
Net derivative gains (losses)	(1,310)	(287)
Total revenues	477	1,624
Expenses
Policyholder benefits and claims	744	710
Interest credited to policyholder account balances	250	260
Amortization of deferred policy acquisition costs and value of business acquired	24	281
Other expenses	434	397
Total expenses	1,452	1,648
Income (loss) before provision for income tax	(975)	(24)
Provision for income tax expense (benefit)	(221)	(22)
Net income (loss)	(754)	(2)
Less: Net income (loss) attributable to noncontrolling interests	—	—
Net income (loss) attributable to Brighthouse Life Insurance Company	$(754)	$(2)
Comprehensive income (loss)	$186	$(825)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$186	$(825)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2019 and 2018 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$75	$19,073	$(3,090)	$718	$16,776	$15	$16,791
Net income (loss)			(754)		(754)		(754)
Other comprehensive income (loss), net of income tax				940	940		940
Balance at March 31, 2019	$75	$19,073	$(3,844)	$1,658	$16,962	$15	$16,977

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$75	$19,073	$(4,132)	$1,837	$16,853	$15	$16,868
Cumulative effect of change in accounting principle and other, net of income tax			75	(79)	(4)		(4)
Balance at January 1, 2018	75	19,073	(4,057)	1,758	16,849	15	16,864
Net income (loss)			(2)		(2)		(2)
Other comprehensive income (loss), net of income tax				(823)	(823)		(823)
Balance at March 31, 2018	$75	$19,073	$(4,059)	$935	$16,024	$15	$16,039
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2019 and 2018 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$523	$409
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	3,950	4,014
Equity securities	6	5
Mortgage loans	255	169
Real estate limited partnerships and limited liability companies	1	74
Other limited partnership interests	76	42
Purchases of:
Fixed maturity securities	(3,712)	(3,767)
Equity securities	—	(1)
Mortgage loans	(1,076)	(739)
Real estate limited partnerships and limited liability companies	(4)	(15)
Other limited partnership interests	(106)	(38)
Cash received in connection with freestanding derivatives	313	711
Cash paid in connection with freestanding derivatives	(302)	(1,413)
Net change in policy loans	34	(1)
Net change in short-term investments	(506)	54
Net change in other invested assets	50	23
Net cash provided by (used in) investing activities	(1,021)	(882)
Cash flows from financing activities
Policyholder account balances:
Deposits	1,724	1,364
Withdrawals	(893)	(750)
Net change in payables for collateral under securities loaned and other transactions	(1,070)	80
Long-term debt issued	412	—
Long-term debt repaid	(1)	(3)
Financing element on certain derivative instruments and other derivative related transactions, net	(11)	(157)
Other, net	(13)	(13)
Net cash provided by (used in) financing activities	148	521
Change in cash, cash equivalents and restricted cash	(350)	48
Cash, cash equivalents and restricted cash, beginning of period	3,494	1,363
Cash, cash equivalents and restricted cash, end of period	$3,144	$1,411
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$1	$—
Income tax	$(1)	$—
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“BLIC” and the “Company” refer to Brighthouse Life Insurance Company, a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC (“Brighthouse Holdings”), which is a direct wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” together with its subsidiaries and affiliates, “Brighthouse Financial”).
BLIC offers a range of individual annuities and individual life insurance products. The Company is organized into three segments: Annuities; Life; and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other.
In 2016, MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”) announced its plan to pursue the separation of a substantial portion of its former U.S. retail business (the “Separation”). In connection with the Separation, 80.8% of MetLife, Inc.’s interest in BHF was distributed to holders of MetLife, Inc.’s common stock. On June 14, 2018, MetLife, Inc. divested its remaining shares of BHF common stock (the “MetLife Divestiture”). As a result, MetLife, Inc. and its subsidiaries and affiliates are no longer considered related parties subsequent to the MetLife Divestiture.
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
Consolidation
The accompanying interim condensed consolidated financial statements include the accounts of Brighthouse Life Insurance Company and its subsidiaries, as well as partnerships and limited liability companies (“LLCs”) in which the Company has control. Intercompany accounts and transactions have been eliminated.
The Company uses the equity method of accounting for investments in limited partnerships and LLCs when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period. When the Company has virtually no influence over the investee’s operations, the investment is carried at fair value.
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the 2019 presentation as may be discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2018 consolidated balance sheet data was derived from audited consolidated financial statements included in Brighthouse Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2018 Annual Report.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s financial statements. There were no ASUs adopted during the first quarter of 2019 which had a material impact on the Company’s financial statements.
ASUs issued but not yet adopted as of March 31, 2019 are summarized in the table below.

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (1) require all guarantees that qualify as market risk benefits to be measured at fair value, (2) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (3) modify the methods of amortization for deferred acquisition costs, and (4) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances.

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

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The amendments to Topic 326 replace the incurred loss impairment methodology for certain financial instruments with one that reflects expected credit losses based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance also requires that an other-than- temporary impairment (“OTTI”) on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses.
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
Adjusted earnings, which may be positive or negative, focuses on the Company’s primary businesses principally by excluding the impact of market volatility, which could distort trends.
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:

•	Net investment gains (losses);

•
Net derivative gains (losses) except earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment; and

•
Certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”) and amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses).

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2019 and 2018 and at March 31, 2019 and December 31, 2018. The segment accounting policies are the same as those used to prepare the Company’s condensed consolidated financial statements, except for the adjustments to calculate adjusted earnings described above. In addition, segment accounting policies include the methods of capital allocation described below.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

Segment investment and capitalization targets are based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital. For the variable annuity business, the excess capital held is based on the target statutory total asset requirement consistent with the Company’s variable annuity risk management strategy. For insurance businesses other than variable annuities, excess capital held is based on a percentage of required statutory risk-based capital. Assets in excess of those allocated to the segments, if any, are held in Corporate & Other. Segment net investment income reflects the performance of each segment’s respective invested assets.

	Operating Results
Three Months Ended March 31, 2019	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$347	$25	$(46)	$(66)	$260
Provision for income tax expense (benefit)	63	5	(10)	(20)	38
Post-tax adjusted earnings	284	20	(36)	(46)	222
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$284	$20	$(36)	$(46)	222
Adjustments for:
Net investment gains (losses)					(10)
Net derivative gains (losses)					(1,310)
Other adjustments to net income					85
Provision for income tax (expense) benefit					259
Net income (loss) attributable to Brighthouse Life Insurance Company					$(754)

Interest revenue	$418	$82	$276	$12
Interest expense	$—	$—	$—	$10

	Operating Results
Three Months Ended March 31, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$255	$64	$64	$(17)	$366
Provision for income tax expense (benefit)	44	12	13	(9)	60
Post-tax adjusted earnings	211	52	51	(8)	306
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$211	$52	$51	$(8)	306
Adjustments for:
Net investment gains (losses)					(4)
Net derivative gains (losses)					(287)
Other adjustments to net income					(99)
Provision for income tax (expense) benefit					82
Net income (loss) attributable to Brighthouse Life Insurance Company					$(2)

Interest revenue	$359	$88	$343	$10
Interest expense	$—	$—	$—	$1

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Three Months Ended March 31,
	2019	2018

Annuities	$967	$977
Life	254	300
Run-off	476	549
Corporate & Other	37	36
Adjustments	(1,257)	(238)
Total	$477	$1,624
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2019	December 31, 2018
	(In millions)
Annuities	$145,246	$137,079
Life	15,168	14,928
Run-off	33,182	32,390
Corporate & Other	11,430	11,433
Total	$205,026	$195,830
3. Insurance
Guarantees
As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report, the Company issues variable annuity contracts with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and certain portions of GMIBs that do not require the policyholder to annuitize are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 5.
The Company also has universal and variable life insurance contracts with secondary guarantees.
Information regarding the Company’s guarantee exposure was as follows at:

	March 31, 2019				December 31, 2018
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$98,832		$56,695		$92,794		$53,330
Separate account value	$94,126		$55,608		$88,065		$52,225
Net amount at risk	$7,579	(4)	$3,131	(5)	$10,945	(4)	$3,903	(5)
Average attained age of contract holders	69 years		69 years		69 years		68 years

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance (continued)

	March 31, 2019	December 31, 2018
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$6,056	$6,099
Net amount at risk (6)	$72,642	$73,131
Average attained age of policyholders	65 years	65 years

Variable Life Contracts
Total account value (3)	$1,045	$954
Net amount at risk (6)	$12,729	$13,040
Average attained age of policyholders	45 years	45 years
__________________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)
Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 6 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for a discussion of guaranteed minimum benefits which have been reinsured.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

4. Investments
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for a description of the Company’s accounting policies for investments and Note 6 for information about the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-for-sale (“AFS”)
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector at:

	March 31, 2019					December 31, 2018
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities: (2)
U.S. corporate	$24,324	$1,355	$231	$—	$25,448	$23,902	$816	$659	$—	$24,059
U.S. government and agency	6,259	1,456	29	—	7,686	7,503	1,251	110	—	8,644
RMBS	8,521	298	62	(3)	8,760	8,309	246	122	(2)	8,435
Foreign corporate	8,732	319	147	—	8,904	8,044	157	306	—	7,895
CMBS	5,210	127	33	—	5,304	5,177	42	87	(1)	5,133
State and political subdivision	3,286	511	3	—	3,794	3,202	399	15	—	3,586
ABS	2,060	15	12	—	2,063	2,120	13	22	—	2,111
Foreign government	1,494	146	9	—	1,631	1,415	101	31	—	1,485
Total fixed maturity securities	$59,886	$4,227	$526	$(3)	$63,590	$59,672	$3,025	$1,352	$(3)	$61,348
__________________

(1)
Noncredit OTTI losses included in accumulated other comprehensive income (loss) (“AOCI”) in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities.

(2)
Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities. Included within fixed maturity securities are structured securities including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”).

The Company held non-income producing fixed maturity securities with an estimated fair value of $28 million and less than $1 million with unrealized gains (losses) of ($6) million and less than $1 million at March 31, 2019 and December 31, 2018, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2019:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,373	$7,490	$11,861	$23,371	$15,791	$59,886
Estimated fair value	$1,379	$7,613	$12,112	$26,359	$16,127	$63,590
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

	March 31, 2019				December 31, 2018
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$2,647	$85	$3,743	$146	$10,450	$465	$2,290	$194
U.S. government and agency	109	1	852	28	359	7	1,355	103
RMBS	747	3	2,609	56	1,550	21	2,567	99
Foreign corporate	1,574	64	1,113	83	3,916	199	746	107
CMBS	310	16	1,024	17	2,264	52	800	34
State and political subdivision	31	1	129	2	346	7	158	8
ABS	860	10	161	2	1,407	21	70	1
Foreign government	257	8	29	1	520	25	132	6
Total fixed maturity securities	$6,535	$188	$9,660	$335	$20,812	$797	$8,118	$552
Total number of securities in an unrealized loss position	1,160		1,235		2,988		1,022
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
For securities in an unrealized loss position, an OTTI is recognized in earnings when it is anticipated that the amortized cost will not be recovered. When either: (i) the Company has the intent to sell the security; or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the OTTI recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exists, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than-credit factors (“noncredit loss”) is recorded in other comprehensive income (“OCI”).

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at March 31, 2019.
Gross unrealized losses on fixed maturity securities decreased $826 million during the three months ended March 31, 2019 to $523 million. The decrease in gross unrealized losses for the three months ended March 31, 2019 was primarily attributable to decreasing longer-term interest rates and narrowing credit spreads.
At March 31, 2019, $16 million of the total $523 million of gross unrealized losses were from eight fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2019		December 31, 2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$8,721	60.5%	$8,502	62.6%
Agricultural	3,091	21.4	2,874	21.1
Residential	2,661	18.5	2,276	16.7
Subtotal (1)	14,473	100.4	13,652	100.4
Valuation allowances (2)	(60)	(0.4)	(56)	(0.4)
Total mortgage loans, net	$14,413	100.0%	$13,596	100.0%
__________________

(1)
Purchases of mortgage loans from third parties were $477 million and $86 million for the three months ended March 31, 2019 and 2018, respectively, and were primarily comprised of residential mortgage loans.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
March 31, 2019
Loan-to-value ratios:
Less than 65%	$7,649	$89	$34	$7,772	89.1%	$7,960	89.2%
65% to 75%	800	—	—	800	9.2	819	9.2
76% to 80%	140	—	9	149	1.7	146	1.6
Total	$8,589	$89	$43	$8,721	100.0%	$8,925	100.0%

December 31, 2018
Loan-to-value ratios:
Less than 65%	$7,444	$89	$34	$7,567	89.0%	$7,642	89.0%
65% to 75%	762	—	24	786	9.2	797	9.3
76% to 80%	141	—	8	149	1.8	145	1.7
Total	$8,347	$89	$66	$8,502	100.0%	$8,584	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	March 31, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$2,763	89.4%	$2,551	88.8%
65% to 75%	327	10.6	322	11.2
76% to 80%	1	—	1	—
Total	$3,091	100.0%	$2,874	100.0%
The estimated fair value of agricultural mortgage loans was $3.1 billion and $2.9 billion at March 31, 2019 and December 31, 2018, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	March 31, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$2,622	98.5%	$2,240	98.4%
Nonperforming	39	1.5	36	1.6
Total	$2,661	100.0%	$2,276	100.0%
The estimated fair value of residential mortgage loans was $2.7 billion and $2.3 billion at March 31, 2019 and December 31, 2018, respectively.
Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both March 31, 2019 and December 31, 2018. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial mortgage loans past due and no commercial mortgage loans in nonaccrual status at either March 31, 2019 or December 31, 2018. Agricultural mortgage loans past due totaled $7 million and less than $1 million at March 31, 2019 and December 31, 2018, respectively. The Company had no agricultural mortgage loans in nonaccrual status at either March 31, 2019 or December 31, 2018. Residential mortgage loans past due and in nonaccrual status totaled $38 million and $36 million at March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019, the Company did not have mortgage loans modified in a troubled debt restructuring. The Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring during the three months ended March 31, 2018.
Other Invested Assets
Freestanding derivatives with positive estimated fair values comprise over 80% of other invested assets. See Note 5 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes tax credit and renewable energy partnerships, leveraged leases and Federal Home Loan Bank stock.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $894 million and $2.8 billion at March 31, 2019 and December 31, 2018, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, VOBA, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2019	December 31, 2018
	(In millions)
Fixed maturity securities	$3,707	$1,679
Derivatives	193	253
Other	(13)	(15)
Subtotal	3,887	1,917
Amounts allocated from:
Future policy benefits	(1,564)	(885)
DAC, VOBA and DSI	(191)	(90)
Subtotal	(1,755)	(975)
Deferred income tax benefit (expense)	(448)	(198)
Net unrealized investment gains (losses)	$1,684	$744
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2019
(In millions)
Balance, December 31, 2018	$744
Unrealized investment gains (losses) during the period	1,970
Unrealized investment gains (losses) relating to:
Future policy benefits	(679)
DAC, VOBA and DSI	(101)
Deferred income tax benefit (expense)	(250)
Balance, March 31, 2019	$1,684
Change in net unrealized investment gains (losses)	$940
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2019 and December 31, 2018.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2019	December 31, 2018
	(In millions)
Securities on loan: (1)
Amortized cost	$2,568	$3,056
Estimated fair value	$3,360	$3,628
Cash collateral received from counterparties (2)	$3,407	$3,646
Security collateral received from counterparties (3)	$36	$55
Reinvestment portfolio — estimated fair value	$3,426	$3,658
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	March 31, 2019				December 31, 2018
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
(In millions)
U.S. government and agency	$1,567	$940	$900	$3,407	$1,474	$1,823	$349	$3,646
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2019 was $1.5 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. and foreign corporate securities, ABS, non-agency RMBS and U.S. government and agency securities) with 53% invested in agency RMBS, cash and cash equivalents, U.S. government and agency securities, and short-term investments at March 31, 2019. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value at:

	March 31, 2019	December 31, 2018
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$8,589	$8,172
Invested assets held in trust (reinsurance agreements) (2)	3,788	3,455
Invested assets pledged as collateral (3)	3,495	3,340
Total invested assets on deposit, held in trust and pledged as collateral	$15,872	$14,967
__________________

(1)
The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $101 million and $55 million of the assets on deposit balance represents restricted cash at March 31, 2019 and December 31, 2018, respectively.

(2)
The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions. $58 million and $87 million of the assets held in trust balance represents restricted cash at March 31, 2019 and December 31, 2018, respectively.

(3)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report) and derivative transactions (see Note 5).

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at March 31, 2019 or December 31, 2018.
The Company’s investments in unconsolidated VIEs are described below.
Fixed Maturity Securities
The Company invests in U.S. corporate bonds, foreign corporate bonds, and Structured Securities issued by VIEs. The Company is not obligated to provide any financial or other support to these VIEs, other than the original investment. The Company’s involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed as having the power to direct the activities that most significantly impact the economic performance of the VIE, nor does the Company function in any of these roles. The Company does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity; as a result, the Company has determined it is not the primary beneficiary, or consolidator, of the VIE. The Company’s maximum exposure to loss on these fixed maturity securities is limited to the amortized cost of these investments. See “— Fixed Maturity Securities AFS” for information on these securities.
Limited Partnerships and LLCs
The Company holds investments in certain limited partnerships and LLCs which are VIEs. These ventures include real estate limited partnerships/LLCs, private equity funds, hedge funds, and to a lesser extent tax credit and renewable energy partnerships. The Company is not considered the primary beneficiary, or consolidator, when its involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner’s interest does not provide the Company with any substantive kick-out or participating rights, nor does it provide the Company with the power to direct the activities of the fund. The Company’s maximum exposure to loss on these investments is limited to: (i) the amount invested in debt or equity of the VIE and (ii) commitments to the VIE, as described in Note 10.

	March 31, 2019		December 31, 2018
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$13,056	$12,740	$12,848	$12,848
Limited partnerships and LLCs	1,708	2,873	1,743	3,130
Total	$14,764	$15,613	$14,591	$15,978

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Investment income:
Fixed maturity securities	$642	$612
Equity securities	3	2
Mortgage loans	158	119
Policy loans	10	10
Real estate limited partnerships and limited liability companies	8	14
Other limited partnership interests	—	65
Cash, cash equivalents and short-term investments	10	5
Other	11	7
Subtotal	842	834
Less: Investment expenses	54	42
Net investment income	$788	$792
See “— Related Party Investment Transactions” for discussion of related party investment expenses.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Fixed maturity securities	$(15)	$(38)
Equity securities	10	(1)
Mortgage loans	(4)	(4)
Real estate limited partnerships and limited liability companies	(1)	42
Other limited partnership interests	(1)	—
Other	1	(3)
Total net investment gains (losses)	$(10)	$(4)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as shown in the table below.

	Three Months Ended March 31,
	2019	2018
	(In millions)
Proceeds	$3,220	$2,838
Gross investment gains	$64	$3
Gross investment losses	(79)	(41)
Net investment gains (losses)	$(15)	$(38)
Related Party Investment Transactions
The Company receives investment administrative services from MetLife Investment Advisors, LLC, which was considered a related party investment manager until the completion of the MetLife Divestiture. The related investment administrative service charges were $0 and $23 million for the three months ended March 31, 2019 and 2018, respectively. All of the charges reported as related party activity in 2018 occurred prior to the MetLife Divestiture. See Note 1 regarding the MetLife Divestiture.
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
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are reported in net derivative gains (losses) except for economic hedges of limited partnerships and LLCs which are presented in net investment income.
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
To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge. In its hedge documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and at least quarterly throughout the life of the designated hedging relationship.
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
Embedded Derivatives
The Company sells variable and index-linked annuities and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated and measured at fair value, separately from the host contract. The Company bifurcates embedded derivatives when a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument, the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract and the underlying contract is not already measured at estimated fair value with changes recorded in earnings.
See “— Variable Annuity Guarantees”, “— Index-Linked Annuities” and “— Reinsurance” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for additional information on the accounting policies for embedded derivatives bifurcated from variable annuity and reinsurance host contracts.
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
To a lesser extent, the Company enters into purchased credit default swaps to hedge against credit-related changes in the value of its investments. In a credit default swap transaction, the Company agrees with another party to pay, at specified intervals, a premium to hedge credit risk. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional amount in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. Credit events vary by type of issuer but typically include bankruptcy, failure to pay debt obligations, repudiation, moratorium, involuntary restructuring or governmental intervention. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association, Inc. (“ISDA”) deems that a credit event has occurred. The Company utilizes credit default swaps in nonqualifying hedging relationships.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2019			December 31, 2018
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$2,499	$167	$37	$2,461	$200	$30
Total qualifying hedges		2,499	167	37	2,461	200	30
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	10,397	651	457	10,747	528	558
Interest rate caps	Interest rate	3,350	10	—	3,350	21	—
Interest rate futures	Interest rate	54	—	—	53	—	—
Interest rate options	Interest rate	23,668	255	73	17,168	168	61
Foreign currency swaps	Foreign currency exchange rate	1,117	89	18	1,398	99	18
Foreign currency forwards	Foreign currency exchange rate	124	—	—	125	—	—
Credit default swaps — purchased	Credit	67	—	—	98	3	—
Credit default swaps — written	Credit	1,833	25	—	1,798	14	3
Equity futures	Equity market	—	—	—	169	—	—
Equity index options	Equity market	42,814	772	1,540	45,815	1,372	1,207
Equity variance swaps	Equity market	5,574	90	242	5,574	80	232
Equity total return swaps	Equity market	4,550	—	219	3,920	280	3
Total non-designated or nonqualifying derivatives		93,548	1,892	2,549	90,215	2,565	2,082
Total		$96,047	$2,059	$2,586	$92,676	$2,765	$2,112
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2019 and December 31, 2018. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The following tables present the amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses):

	Net Derivative Gains (Losses) Recognized for Derivatives (1), (6)	Net Derivative Gains (Losses) Recognized for Hedged Items (2), (6)	Net Investment Income (1), (3), (7)	Policyholder Benefits and Claims (4)	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Three Months Ended March 31, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges (5):
Interest rate derivatives	$22	$—	$1	$—	$—
Foreign currency exchange rate derivatives	3	—	8	—	(34)
Total cash flow hedges	25	—	9	—	(34)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	332	—	—	—	—
Foreign currency exchange rate derivatives	(8)	—	—	—	—
Credit derivatives	18	—	—	—	—
Equity derivatives	(1,446)	—	—	—	—
Embedded derivatives	(231)	—	—	—	—
Total non-qualifying hedges	(1,335)	—	—	—	—
Total	$(1,310)	$—	$9	$—	$(34)
Three Months Ended March 31, 2018
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$(8)	$7	$1	$—	$—
Total fair value hedges	(8)	7	1	—	—
Cash flow hedges (5):
Interest rate derivatives	7	—	1	—	(2)
Foreign currency exchange rate derivatives	—	—	4	—	(71)
Total cash flow hedges	7	—	5	—	(73)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(773)	—	—	—	—
Foreign currency exchange rate derivatives	(37)	3	—	—	—
Credit derivatives	(4)	—	—	—	—
Equity derivatives	(34)	—	—	—	—
Embedded derivatives	552	—	—	(1)	—
Total non-qualifying hedges	(296)	3	—	(1)	—
Total	$(297)	$10	$6	$(1)	$(73)
______________

(1)	Includes gains (losses) reclassified from AOCI primarily for terminated cash flow hedges.

(2)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships.

(3)	Includes changes in estimated fair value related to economic hedges of limited partnerships and LLCs.

(4)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

(5)	All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.

(6)	Total net derivative gains (losses) were ($1.3) billion and ($287) million for the three months ended March 31, 2019 and 2018, respectively.

(7)	Total net investment income was $788 million and $792 million for the three months ended March 31, 2019 and 2018, respectively.
At March 31, 2019 and December 31, 2018, the balance in AOCI associated with cash flow hedges was $193 million and $253 million, respectively.
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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2019			December 31, 2018
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$18	$1,361	3.3	$8	$689	2.0
Baa	7	472	4.9	3	1,109	5.0
Total	$25	$1,833	3.8	$11	$1,798	3.9
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2019		December 31, 2018
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$2,081	$2,563	$2,800	$2,102
OTC-cleared and Exchange-traded (1), (6)	17	—	20	2
Total gross estimated fair value of derivatives (1)	2,098	2,563	2,820	2,104
Estimated fair value of derivatives presented on the consolidated balance sheets (1), (6)	2,098	2,563	2,820	2,104
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,398)	(1,398)	(1,669)	(1,669)
OTC-cleared and Exchange-traded	—	—	(2)	(2)
Cash collateral: (3), (4)
OTC-bilateral	(483)	—	(1,038)	—
OTC-cleared and Exchange-traded	(16)	—	(15)	—
Securities collateral: (5)
OTC-bilateral	(186)	(1,156)	(83)	(433)
Net amount after application of master netting agreements and collateral	$15	$9	$13	$—
__________________

(1)
At March 31, 2019 and December 31, 2018, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $39 million and $55 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($23) million and ($8) million, respectively.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2019 and December 31, 2018, the Company received excess cash collateral of $71 million and $348 million, respectively, and provided excess cash collateral of $15 million and $64 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2019, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2019 and December 31, 2018, the Company received excess securities collateral with an estimated fair value of $89 million and $58 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2019 and December 31, 2018, the Company provided excess securities collateral with an estimated fair value of $288 million and $364 million, respectively, for its OTC-bilateral derivatives, and $94 million and $81 million, respectively, for its OTC-cleared derivatives, and $8 million and $14 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

	March 31, 2019	December 31, 2018
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,165	$433
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$1,444	$797
__________________

(1)	After taking into consideration the existence of netting agreements.

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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2019	December 31, 2018
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum income benefits	Premiums, reinsurance and other receivables	$219	$228

Embedded derivatives within liability host contracts:
Direct index-linked annuities	Policyholder account balances	$1,249	$488
Direct guaranteed minimum benefits	Policyholder account balances	1,170	1,546
Assumed guaranteed minimum benefits	Policyholder account balances	381	386
Assumed index-linked annuities	Policyholder account balances	146	96
Embedded derivatives within liability host contracts		$2,946	$2,516
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Net derivative gains (losses) (1), (2)	$(231)	$552
Policyholder benefits and claims	$—	$(1)
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($173) million and ($15) million for the three months ended March 31, 2019 and 2018, respectively.

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, are presented below. Investments that do not have a readily determinable fair value and are measured at net asset value (or equivalent) as a practical expedient to estimated fair value are excluded from the fair value hierarchy.

	March 31, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$25,158	$290	$25,448
U.S. government and agency	1,741	5,945	—	7,686
RMBS	—	8,741	19	8,760
Foreign corporate	—	8,515	389	8,904
CMBS	—	5,176	128	5,304
State and political subdivision	—	3,720	74	3,794
ABS	—	1,982	81	2,063
Foreign government	—	1,631	—	1,631
Total fixed maturity securities	1,741	60,868	981	63,590
Equity securities	14	132	4	150
Short term investments	339	167	—	506
Derivative assets: (1)
Interest rate	—	916	—	916
Foreign currency exchange rate	—	250	6	256
Credit	—	18	7	25
Equity market	—	762	100	862
Total derivative assets	—	1,946	113	2,059
Embedded derivatives within asset host contracts (2)	—	—	219	219
Separate account assets	262	97,662	—	97,924
Total assets	$2,356	$160,775	$1,317	$164,448
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$530	$—	$530
Foreign currency exchange rate	—	53	2	55
Credit	—	—	—	—
Equity market	—	1,754	247	2,001
Total derivative liabilities	—	2,337	249	2,586
Embedded derivatives within liability host contracts (2)	—	—	2,946	2,946
Total liabilities	$—	$2,337	$3,195	$5,532

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	December 31, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$23,740	$319	$24,059
U.S. government and agency	2,334	6,310	—	8,644
RMBS	—	8,429	6	8,435
Foreign corporate	—	7,503	392	7,895
CMBS	—	5,004	129	5,133
State and political subdivision	—	3,512	74	3,586
ABS	—	2,072	39	2,111
Foreign government	—	1,485	—	1,485
Total fixed maturity securities	2,334	58,055	959	61,348
Equity securities	13	124	3	140
Derivative assets: (1)
Interest rate	—	717	—	717
Foreign currency exchange rate	—	288	11	299
Credit	—	10	7	17
Equity market	—	1,634	98	1,732
Total derivative assets	—	2,649	116	2,765
Embedded derivatives within asset host contracts (2)	—	—	228	228
Separate account assets	217	91,293	1	91,511
Total assets	$2,564	$152,121	$1,307	$155,992
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$619	$—	$619
Foreign currency exchange rate	—	48	—	48
Credit	—	2	1	3
Equity market	—	1,205	237	1,442
Total derivative liabilities	—	1,874	238	2,112
Embedded derivatives within liability host contracts (2)	—	—	2,516	2,516
Total liabilities	$—	$1,874	$2,754	$4,628
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

Valuation Controls and Procedures
The Company monitors and provides oversight of valuation controls and policies for securities, mortgage loans and derivatives, which are primarily executed by its valuation service providers. The valuation methodologies used to determine fair values prioritize the use of observable market prices and market-based parameters and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. The valuation methodologies for securities, mortgage loans and derivatives are reviewed on an ongoing basis and revised when necessary. In addition, the Chief Accounting Officer periodically reports to the Audit Committee of Brighthouse Financial’s Board of Directors regarding compliance with fair value accounting standards.
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
The Company reviews outputs of the valuation service providers’ controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the three months ended March 31, 2019.
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
Equity Securities and Short-term Investments
The fair value for actively traded equity securities and short-term investments are determined using quoted market prices and are classified as Level 1 assets. For financial instruments classified as Level 2 assets or liabilities, fair values are determined using a market approach and are valued based on a variety of observable inputs as described below.
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
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Equity securities and short-term investments.” The estimated fair value of these embedded derivatives is included, along with the funds withheld liability, in other liabilities on the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses).
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

					March 31, 2019			December 31, 2018			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.02%	-	11.31%	0.02%	-	11%	Decrease (1)
			•	Lapse rates	0.25%	-	16%	0.25%	-	16%	Decrease (2)
			•	Utilization rates	0%	-	25%	0%	-	25%	Increase (3)
			•	Withdrawal rates	0.25%	-	10%	0.25%	-	10%	(4)
			•	Long-term equity volatilities	16.50%	-	22%	16.50%	-	22%	Increase (5)
			•	Nonperformance risk spread	1.31%	-	2.45%	1.91%	-	2.66%	Decrease (6)
___________________

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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short Term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended March 31, 2019
Balance, beginning of period	$711	$174	$74	$—	$3	$—	$(122)	$(2,288)	$1
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	(1)	—	—	—	—	(9)	(234)	—
Total realized/unrealized gains (losses) included in AOCI	7	2	—	—	—	—	(4)	—	—
Purchases (7)	16	29	—	—	—	—	—	—	—
Sales (7)	(2)	(13)	—	—	—	—	—	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(205)	—
Transfers into Level 3 (8)	36	45	—	—	1	—	—	—	—
Transfers out of Level 3 (8)	(89)	(8)	—	—	—	—	(1)	—	—
Balance, end of period	$679	$228	$74	$—	$4	$—	$(136)	$(2,727)	$—
Three Months Ended March 31, 2018
Balance, beginning of period	$1,937	$1,222	$—	$5	$124	$14	$(279)	$(2,007)	$5
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	3	6	—	—	(1)	—	5	551	—
Total realized/unrealized gains (losses) included in AOCI	(8)	(11)	—	—	—	—	—	—	—
Purchases (7)	66	94	—	—	—	—	1	—	3
Sales (7)	(102)	(65)	—	(5)	—	—	—	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(131)	—
Transfers into Level 3 (8)	82	—	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(133)	(51)	—	—	—	(14)	—	—	—
Balance, end of period	$1,845	$1,195	$—	$—	$123	$—	$(273)	$(1,587)	$7
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2019 (9)	$—	$(1)	$—	$—	$—	$—	$(8)	$(291)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2018 (9)	$1	$6	$—	$—	$—	$—	$5	$569	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(3)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions and those short-term investments that are not securities and therefore are not included in the three level hierarchy table disclosed in the “— Recurring Fair Value Measurements” section. The estimated fair value of the excluded financial instruments, which are primarily classified in Level 2, approximates carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the tables below are not considered financial instruments subject to this disclosure.
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$14,413	$—	$—	$14,730	$14,730
Policy loans	$967	$—	$585	$455	$1,040
Other invested assets	$63	$—	$50	$13	$63
Premiums, reinsurance and other receivables	$1,595	$—	$117	$1,684	$1,801
Liabilities
Policyholder account balances	$15,139	$—	$—	$14,204	$14,204
Long-term debt	$845	$—	$39	$802	$841
Other liabilities	$902	$—	$552	$350	$902
Separate account liabilities	$1,134	$—	$1,134	$—	$1,134

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
7. Long-term Debt
Surplus Note
On March 25, 2019, Brighthouse Life Insurance Company issued a $412 million surplus note due March 2059 to Brighthouse Holdings, LLC, which bears interest at a fixed rate of 8.07%, payable annually. Payments of interest and principal on this surplus note may be made only with the prior approval of the Delaware Department of Insurance.
8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, December 31, 2018	$564	$180	$(26)	$718
OCI before reclassifications	1,222	(34)	—	1,188
Deferred income tax benefit (expense)	(257)	7	—	(250)
AOCI before reclassifications, net of income tax	1,529	153	(26)	1,656
Amounts reclassified from AOCI	28	(26)	—	2
Deferred income tax benefit (expense)	(6)	6	—	—
Amounts reclassified from AOCI, net of income tax	22	(20)	—	2
Balance, March 31, 2019	$1,551	$133	$(26)	$1,658

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

	Three Months Ended March 31, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, December 31, 2017	$1,709	$151	$(23)	$1,837
Cumulative effect of change in accounting principle, net of income tax	(79)	—	—	(79)
Balance, January 1, 2018	1,630	151	(23)	1,758
OCI before reclassifications	(1,024)	(73)	2	(1,095)
Deferred income tax benefit (expense)	218	15	—	233
AOCI before reclassifications, net of income tax	824	93	(21)	896
Amounts reclassified from AOCI	58	(8)	—	50
Deferred income tax benefit (expense)	(12)	1	—	(11)
Amounts reclassified from AOCI, net of income tax	46	(7)	—	39
Balance, March 31, 2018	$870	$86	$(21)	$935
__________________

(1)	See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2019	2018
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(24)	$(58)	Net investment gains (losses)
Net unrealized investment gains (losses)	(4)	—	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(28)	(58)
Income tax (expense) benefit	6	12
Net unrealized investment gains (losses), net of income tax	(22)	(46)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	22	6	Net derivative gains (losses)
Interest rate swaps	1	—	Net investment income
Interest rate forwards	—	1	Net derivative gains (losses)
Interest rate forwards	—	1	Net investment income
Foreign currency swaps	3	—	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	26	8
Income tax (expense) benefit	(6)	(1)
Gains (losses) on cash flow hedges, net of income tax	20	7
Total reclassifications, net of income tax	$(2)	$(39)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

9. Other Revenues and Other Expenses
Other Revenues
The Company has entered into contracts with mutual funds, fund managers, and their affiliates (collectively, the “Funds”) whereby the Company is paid monthly or quarterly fees (“12b-1 fees”) for providing certain services to customers and distributors of the Funds. The 12b-1 fees are generally equal to a fixed percentage of the average daily balance of the customer’s investment in a fund. The percentage is specified in the contract between the Company and the Funds. Payments are generally collected when due and are neither refundable nor able to offset future fees.
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
Other revenues consisted primarily of 12b-1 fees of $58 million and $66 million for the three months ended March 31, 2019 and 2018, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Compensation	$72	$72
Contracted services and other labor costs	40	39
Transition services agreements	64	71
Establishment costs	38	—
Premium and other taxes, licenses and fees	6	16
Separate account fees	1	1
Volume related costs, excluding compensation, net of DAC capitalization	151	150
Interest expense on debt	10	1
Other	52	47
Total other expenses	$434	$397
Related Party Expenses
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2019.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of March 31, 2019, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $335 million and $492 million at March 31, 2019 and December 31, 2018, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)

Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.8 billion and $1.9 billion at March 31, 2019 and December 31, 2018, respectively.
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
The Company’s recorded liabilities were $1 million and $2 million at March 31, 2019 and December 31, 2018, respectively, for indemnities, guarantees and commitments.
11. Related Party Transactions
The Company has various existing arrangements with its Brighthouse affiliates and had previous arrangements with MetLife for services necessary to conduct its activities. Certain of the MetLife services have continued, however, MetLife was no longer considered a related party upon the completion of the MetLife Divestiture on June 14, 2018 (see Note 1). The Company has related party investment and debt transactions (see Notes 4 and 7). Other material arrangements between the Company and its related parties not disclosed elsewhere are as follows:
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)

Information regarding the significant effects of reinsurance with New England Life Insurance Company (“NELICO”) and former MetLife affiliates included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Premiums
Reinsurance assumed	$—	$4
Reinsurance ceded	—	(96)
Net premiums	$—	$(92)
Universal life and investment-type product policy fees
Reinsurance assumed	$1	$26
Reinsurance ceded	—	(1)
Net universal life and investment-type product policy fees	$1	$25
Other revenues
Reinsurance assumed	$1	$1
Reinsurance ceded	—	12
Net other revenues	$1	$13
Policyholder benefits and claims
Reinsurance assumed	$7	$20
Reinsurance ceded	—	(84)
Net policyholder benefits and claims	$7	$(64)
Information regarding the significant effects of reinsurance with NELICO and former MetLife affiliates included on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2019		December 31, 2018
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$20	$—	$21	$—
Liabilities
Policyholder account balances	$381	$—	$386	$—
Other policy-related balances	$12	$—	$14	$—
Other liabilities	$(38)	$—	$(38)	$—
The Company assumes risks from NELICO related to guaranteed minimum benefits written directly by the cedent. The assumed reinsurance agreements contain embedded derivatives and changes in the estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $381 million and $386 million at March 31, 2019 and December 31, 2018, respectively. Net derivative gains (losses) associated with the embedded derivatives were $6 million and $67 million for the three months ended March 31, 2019 and 2018, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)

Shared Services and Overhead Allocations
Brighthouse affiliates currently provide and previously MetLife provided the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Costs incurred under these arrangements with Brighthouse affiliates, as well as with MetLife prior to the MetLife Divestiture, were $289 million and $247 million for the three months ended March 31, 2019 and 2018, respectively, and were recorded in other expenses. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $54 million and $61 million for the three months ended March 31, 2019 and 2018, respectively.
The Company had net receivables (payables) from/to affiliates, related to the items discussed above, of ($76) million and ($50) million at March 31, 2019 and December 31, 2018, respectively.
Brighthouse affiliates incur costs related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company is charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes the method used to allocate expenses under this arrangement is reasonable, the allocated expenses may not be indicative of those of a stand-alone entity. If expenses were allocated to the Company under this arrangement as incurred by Brighthouse affiliates, the Company would have incurred additional expenses of ($6) million for the three months ended March 31, 2019. The Company would have incurred no additional expenses under this arrangement for the three months ended March 31, 2018.
Broker-Dealer Transactions
The related party expense for the Company was commissions collected on the sale of variable products by the Company and passed through to the broker-dealer. The related party revenue for the Company was fee income from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received from affiliates related to these transactions and recorded in other revenues was $50 million and $56 million for the three months ended March 31, 2019 and 2018, respectively. Commission expenses incurred from affiliates related to these transactions and recorded in other expenses was $194 million and $164 million for the three months ended March 31, 2019 and 2018, respectively. The Company also had related party fee income receivables of $17 million at both March 31, 2019 and December 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC, which is a wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the unaudited interim condensed consolidated financial statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2019 (the “2018 Annual Report”); and (iii) our current reports on Form 8-K filed in 2019.
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
For operating purposes, we have established three segments: (i) Annuities, (ii) Life and (iii) Run-off, which consists of operations relating to products we are not actively selling and which are separately managed. In addition, we report certain of our results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” included in the 2018 Annual Report along with Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on our segments and Corporate & Other.
See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the adoption of new accounting pronouncements in 2019.

Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with the application of accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Interim Condensed Consolidated Financial Statements.
The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits;

(ii)	accounting for reinsurance;

(iii)	capitalization and amortization of deferred policy acquisition costs (“DAC”) and amortization of value of business acquired (“VOBA”);

(iv)	estimated fair values of investments in the absence of quoted market values;

(v)	investment impairments;

(vi)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vii)	measurement of income taxes and the valuation of deferred tax assets; and

(viii)	liabilities for litigation and regulatory matters.
In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.
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
Adjusted earnings, which may be positive or negative, is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. This financial measure focuses on our primary businesses principally by excluding the impact of market volatility, which could distort trends.
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:

•	Net investment gains (losses);

•
Net derivative gains (losses) except earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”); and

•
Certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”) and amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses).

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

Results of Operations
Consolidated Results for the Three Months Ended March 31, 2019 and 2018
Business Overview. Annuity sales increased 36% compared to the prior period driven by higher sales of our suite of structured annuities consisting of products marketed under various names (collectively, “Shield Annuities”), fixed indexed annuities and fixed annuities.
A significant portion of our net income is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Variable annuities separate account balances increased as of March 31, 2019 compared to December 31, 2018 driven by an increase in equity market performance, partially offset by negative net flows and policy charges.
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended March 31,
	2019	2018
	(In millions)
Revenues
Premiums	$217	$220
Universal life and investment-type product policy fees	730	824
Net investment income	788	792
Other revenues	62	79
Net investment gains (losses)	(10)	(4)
Net derivative gains (losses)	(1,310)	(287)
Total revenues	477	1,624
Expenses
Policyholder benefits and claims	744	710
Interest credited to policyholder account balances	250	260
Capitalization of DAC	(85)	(75)
Amortization of DAC and VOBA	24	281
Interest expense on debt	10	1
Other expenses	509	471
Total expenses	1,452	1,648
Income (loss) before provision for income tax	(975)	(24)
Provision for income tax expense (benefit)	(221)	(22)
Net income (loss)	(754)	(2)
Less: Net income (loss) attributable to noncontrolling interests	—	—
Net income (loss) attributable to Brighthouse Life Insurance Company	$(754)	$(2)

The table below shows the components of net income (loss).

	Three Months Ended March 31,
	2019	2018
	(In millions)
GMLB Riders	$(1,339)	$58
Other derivative instruments	136	(476)
Net investment gains (losses)	(10)	(4)
Other adjustments	(22)	32
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	260	366
Net income (loss) before provision for income tax	(975)	(24)
Provision for income tax expense (benefit)	(221)	(22)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(754)	$(2)
Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018
Net loss attributable to Brighthouse Life Insurance Company before provision for income tax was $975 million ($754 million, net of income tax), an increased loss of $951 million ($752 million, net of income tax) from a loss before provision for income tax of $24 million ($2 million, net of income tax) in the prior period.
The increased loss was driven by the following key unfavorable items:

•	guaranteed minimum living benefits (“GMLB”) Riders, discussed in detail in “— GMLB Riders for the Three Months Ended March 31, 2019 and 2018;”

•	higher policyholder benefits and claims, included in other adjustments, resulting from the adjustment for market performance related to participating products in the Run-off segment; and

•	lower adjusted earnings, which is discussed in greater detail below.
The increased loss in income before provision for income tax was partially offset by current period gains on interest rate swaps and swaptions in our universal life with secondary guarantees (“ULSG”) Hedge Program from declining long-term interest rates.
The provision for income tax in the current period led to an effective tax rate of 23%, compared to 92% in the prior period and primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits. In addition, the effective tax rates may vary more significantly from the statutory rates, when expressed as a percentage, due to relative changes in income (loss) before provision for income tax.
Reconciliation of Net Income (Loss) to Adjusted Earnings

	Three Months Ended March 31,
	2019	2018
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(754)	$(2)
Add: Provision for income tax expense (benefit)	(221)	(22)
Net income (loss) before provision for income tax	(975)	(24)
Less: GMLB Riders	(1,339)	58
Less: Other derivative instruments	136	(476)
Less: Net investment gains (losses)	(10)	(4)
Less: Other adjustments	(22)	32
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	260	366
Less: Provision for income tax expense (benefit)	38	60
Adjusted earnings	$222	$306

Consolidated Results for the Three Months Ended March 31, 2019 and 2018 — Adjusted Earnings
The following table presents the components of adjusted earnings:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Fee income	$729	$834
Net investment spread	324	331
Insurance-related activities	(258)	(242)
Amortization of DAC and VOBA	(101)	(160)
Other expenses, net of DAC capitalization	(434)	(397)
Less: Net income (loss) attributable to noncontrolling interests	—	—
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	260	366
Provision for income tax expense (benefit)	38	60
Adjusted earnings	$222	$306
Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018
Adjusted earnings decreased $84 million.
Key net unfavorable impacts were:

•	lower fee income due to:

◦
lower asset-based and advisory fees from lower average separate account balances in our Annuity segment, some of which is passed through to third-parties and offset in other expense in the current period, and

◦	the reimbursement of fees for recaptured universal life business in the prior period;

•	higher other expenses from higher operating costs following the Separation;

•	higher costs from insurance-related activities due to:

◦	unfavorable mortality in our life business;
partially offset by

◦	a decrease in guaranteed minimum death benefits (“GMDB”) liability balances resulting from positive equity market performance;

•	lower net investment spread reflecting:

◦	lower alternative investment income in the current period;
partially offset by

◦	higher average invested assets resulting from positive net flows in the general account; and

◦	repositioning of the investment portfolio into higher yielding assets.
The decrease in adjusted earnings was partially offset by lower amortization of DAC and VOBA due to positive equity market performance in the current period.
The provision for income tax in the current period led to an effective tax rate of 15%, compared to 16% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

GMLB Riders for the Three Months Ended March 31, 2019 and 2018
The following table presents the overall impact to income (loss) before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees, and (iv) associated DAC offsets:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Liabilities (1)	$(351)	$385
Hedging Program	(1,245)	(371)
Ceded Reinsurance	(9)	(28)
Fees (2)	189	198
GMLB DAC	77	(126)
Total GMLB Riders	$(1,339)	$58
______________

(1)	Includes changes in fair value of the Shield Annuities embedded derivatives of ($699) million and $58 million for the three months ended March 31, 2019 and 2018, respectively.

(2)	Excludes living benefit fees, included as a component of adjusted earnings, of $16 million and $17 million for the three months ended March 31, 2019 and 2018, respectively.
Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018
Comparative results from GMLB Riders were unfavorable by $1.4 billion. This change was mostly driven by higher equity market performance which impacted the following:

•	an unfavorable change in the fair value of equity derivatives in our GMLB Hedging Program and

•	an unfavorable change in the fair value of the Shield Annuities embedded derivatives;
partially offset by

•	a favorable change in GMLB DAC.

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

•	whether the operational, strategic and other benefits of the Separation can be achieved, and our ability to implement our business strategy;

•	our ability to attract and retain key personnel; and

•	other factors described in our 2018 Annual Report and from time to time in documents that we file with the SEC.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2018 Annual Report, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our subsequent SEC filings. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2019.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. In the first quarter of 2019, the Company implemented certain accounting systems independent of MetLife. We consider these to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements included in this report. There have been no new material legal proceedings and no material developments in legal proceedings previously disclosed in the 2018 Annual Report.
Item 1A. Risk Factors
We discuss in this report, in the 2018 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included in this report. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2018 Annual Report.
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
10.1
Investment Management Agreement, dated as of February 5, 2019, between Brighthouse Services, LLC and MetLife Investment Advisors, LLC is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed February 8, 2019.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
* Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTHOUSE LIFE INSURANCE COMPANY

By:		/s/ Lynn A. Dumais
	Name:	Lynn A. Dumais
	Title:	Vice President and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)
Date: May 8, 2019