Form 10-Q
period 2019-06-30
BRIGHTHOUSE LIFE INSURANCE Co
filed 2019-08-07
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of August 7, 2019, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at June 30, 2019 (Unaudited) and December 31, 2018 and for the Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance	11
	Note 4 — Investments	12
	Note 5 — Derivatives	22
	Note 6 — Fair Value	30
	Note 7 — Long-term Debt	39
	Note 8 — Equity	39
	Note 9 — Other Revenues and Other Expenses	41
	Note 10 — Contingencies, Commitments and Guarantees	42
	Note 11 — Related Party Transactions	44
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 4.	Controls and Procedures	57

Part II — Other Information
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 6.	Exhibits	58

Signatures		59

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2019 (Unaudited) and December 31, 2018
(In millions, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $60,226 and $59,672, respectively)	$66,011	$61,348
Equity securities, at estimated fair value	153	140
Mortgage loans (net of valuation allowances of $63 and $56, respectively)	14,987	13,596
Policy loans	927	1,001
Real estate limited partnerships and limited liability companies	462	451
Other limited partnership interests	1,833	1,839
Short-term investments, principally at estimated fair value	386	—
Other invested assets, principally at estimated fair value	3,074	3,037
Total investments	87,833	81,412
Cash and cash equivalents	3,427	3,494
Accrued investment income	725	704
Premiums, reinsurance and other receivables	13,677	13,113
Deferred policy acquisition costs and value of business acquired	4,887	5,086
Current income tax recoverable	—	1
Other assets	502	509
Separate account assets	98,857	91,511
Total assets	$209,908	$195,830
Liabilities and Equity
Liabilities
Future policy benefits	$37,666	$35,588
Policyholder account balances	42,270	39,330
Other policy-related balances	2,761	2,728
Payables for collateral under securities loaned and other transactions	4,078	5,047
Long-term debt	845	434
Current income tax payable	1	2
Deferred income tax liability	1,320	944
Other liabilities	3,755	3,455
Separate account liabilities	98,857	91,511
Total liabilities	191,553	179,039
Contingencies, Commitments and Guarantees (Note 10)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	19,073	19,073
Retained earnings (deficit)	(3,482)	(3,090)
Accumulated other comprehensive income (loss)	2,674	718
Total Brighthouse Life Insurance Company’s stockholder’s equity	18,340	16,776
Noncontrolling interests	15	15
Total equity	18,355	16,791
Total liabilities and equity	$209,908	$195,830
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Premiums	$226	$215	$443	$435
Universal life and investment-type product policy fees	735	797	1,465	1,621
Net investment income	918	780	1,706	1,572
Other revenues	69	70	131	149
Net investment gains (losses)	56	(74)	46	(78)
Net derivative gains (losses)	108	(278)	(1,202)	(565)
Total revenues	2,112	1,510	2,589	3,134
Expenses
Policyholder benefits and claims	810	797	1,554	1,507
Interest credited to policyholder account balances	258	260	508	520
Amortization of deferred policy acquisition costs and value of business acquired	150	235	174	516
Other expenses	455	447	889	844
Total expenses	1,673	1,739	3,125	3,387
Income (loss) before provision for income tax	439	(229)	(536)	(253)
Provision for income tax expense (benefit)	76	(65)	(145)	(87)
Net income (loss)	363	(164)	(391)	(166)
Less: Net income (loss) attributable to noncontrolling interests	1	—	1	—
Net income (loss) attributable to Brighthouse Life Insurance Company	$362	$(164)	$(392)	$(166)
Comprehensive income (loss)	$1,379	$(284)	$1,565	$(1,109)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	—	1	—
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$1,378	$(284)	$1,564	$(1,109)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2019 and 2018 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$75	$19,073	$(3,090)	$718	$16,776	$15	$16,791
Net income (loss)			(754)		(754)		(754)
Other comprehensive income (loss), net of income tax				940	940		940
Balance at March 31, 2019	75	19,073	(3,844)	1,658	16,962	15	16,977
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			362		362	1	363
Other comprehensive income (loss), net of income tax				1,016	1,016		1,016
Balance at June 30, 2019	$75	$19,073	$(3,482)	$2,674	$18,340	$15	$18,355

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$75	$19,073	$(4,132)	$1,837	$16,853	$15	$16,868
Cumulative effect of change in accounting principle and other, net of income tax			75	(79)	(4)		(4)
Balance at January 1, 2018	75	19,073	(4,057)	1,758	16,849	15	16,864
Net income (loss)			(2)		(2)		(2)
Other comprehensive income (loss), net of income tax				(823)	(823)		(823)
Balance at March 31, 2018	75	19,073	(4,059)	935	16,024	15	16,039
Net income (loss)			(164)		(164)		(164)
Other comprehensive income (loss), net of income tax				(120)	(120)		(120)
Balance at June 30, 2018	$75	$19,073	$(4,223)	$815	$15,740	$15	$15,755

See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2019 and 2018 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$1,081	$1,339
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	8,687	7,499
Equity securities	16	12
Mortgage loans	533	297
Real estate limited partnerships and limited liability companies	1	82
Other limited partnership interests	141	75
Purchases of:
Fixed maturity securities	(8,972)	(7,310)
Equity securities	(3)	(1)
Mortgage loans	(1,972)	(1,916)
Real estate limited partnerships and limited liability companies	(8)	(27)
Other limited partnership interests	(199)	(99)
Cash received in connection with freestanding derivatives	724	721
Cash paid in connection with freestanding derivatives	(1,341)	(1,569)
Net change in policy loans	74	63
Net change in short-term investments	(384)	154
Net change in other invested assets	39	(6)
Net cash provided by (used in) investing activities	(2,664)	(2,025)
Cash flows from financing activities
Policyholder account balances:
Deposits	3,522	2,720
Withdrawals	(1,465)	(1,519)
Net change in payables for collateral under securities loaned and other transactions	(969)	97
Long-term debt issued	412	—
Long-term debt repaid	(1)	(6)
Financing element on certain derivative instruments and other derivative related transactions, net	44	(226)
Other, net	(27)	(26)
Net cash provided by (used in) financing activities	1,516	1,040
Change in cash, cash equivalents and restricted cash	(67)	354
Cash, cash equivalents and restricted cash, beginning of period	3,494	1,363
Cash, cash equivalents and restricted cash, end of period	$3,427	$1,717
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$1	$5
Income tax	$—	$2

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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s financial statements. There were no ASUs adopted during 2019 which had a material impact on the Company’s financial statements.
ASUs issued but not yet adopted as of June 30, 2019 are summarized in the table below.

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (1) require all guarantees that qualify as market risk benefits to be measured at fair value, (2) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (3) modify the methods of amortization for deferred acquisition costs (“DAC”), and (4) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances. The market risk benefit guidance is required to be applied on a retrospective basis, while the changes to guidance for insurance liabilities and DAC may be applied to existing carrying amounts on the effective date or on a retrospective basis.

The amendments are currently effective on January 1, 2021. On July 17, 2019 the FASB tentatively decided to extend the effective date of the ASU by one year. The FASB intends to release an exposure draft, which if adopted, will change the effective date for the Company to January 1, 2022.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2019 and 2018 and at June 30, 2019 and December 31, 2018. The segment accounting policies are the same as those used to prepare the Company’s condensed consolidated financial statements, except for the adjustments to calculate adjusted earnings described above. In addition, segment accounting policies include the methods of capital allocation described below.

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

	Operating Results
Three Months Ended June 30, 2019	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$321	$72	$2	$(74)	$321
Provision for income tax expense (benefit)	59	15	—	(22)	52
Post-tax adjusted earnings	262	57	2	(52)	269
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$262	$57	$2	$(53)	268
Adjustments for:
Net investment gains (losses)					56
Net derivative gains (losses)					108
Other adjustments to net income					(46)
Provision for income tax (expense) benefit					(24)
Net income (loss) attributable to Brighthouse Life Insurance Company					$362

Interest revenue	$468	$101	$339	$10
Interest expense	$—	$—	$—	$16

	Operating Results
Three Months Ended June 30, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$255	$26	$(8)	$(38)	$235
Provision for income tax expense (benefit)	43	6	(2)	(14)	33
Post-tax adjusted earnings	212	20	(6)	(24)	202
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$212	$20	$(6)	$(24)	202
Adjustments for:
Net investment gains (losses)					(74)
Net derivative gains (losses)					(278)
Other adjustments to net income					(112)
Provision for income tax (expense) benefit					98
Net income (loss) attributable to Brighthouse Life Insurance Company					$(164)

Interest revenue	$374	$92	$314	$7
Interest expense	$—	$—	$—	$1

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Operating Results
Six Months Ended June 30, 2019	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$668	$97	$(44)	$(140)	$581
Provision for income tax expense (benefit)	122	20	(10)	(42)	90
Post-tax adjusted earnings	546	77	(34)	(98)	491
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$546	$77	$(34)	$(99)	490
Adjustments for:
Net investment gains (losses)					46
Net derivative gains (losses)					(1,202)
Other adjustments to net income					39
Provision for income tax (expense) benefit					235
Net income (loss) attributable to Brighthouse Life Insurance Company					$(392)

Interest revenue	$886	$183	$615	$22
Interest expense	$—	$—	$—	$26

	Operating Results
Six Months Ended June 30, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$510	$90	$56	$(55)	$601
Provision for income tax expense (benefit)	87	18	11	(23)	93
Post-tax adjusted earnings	423	72	45	(32)	508
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$423	$72	$45	$(32)	508
Adjustments for:
Net investment gains (losses)					(78)
Net derivative gains (losses)					(565)
Other adjustments to net income					(211)
Provision for income tax (expense) benefit					180
Net income (loss) attributable to Brighthouse Life Insurance Company					$(166)

Interest revenue	$733	$180	$657	$17
Interest expense	$—	$—	$—	$2

The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Annuities	$1,048	$985	$2,015	$1,962
Life	275	278	529	578
Run-off	527	509	1,003	1,058
Corporate & Other	33	31	70	67
Adjustments	229	(293)	(1,028)	(531)
Total	$2,112	$1,510	$2,589	$3,134

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2019	December 31, 2018
	(In millions)
Annuities	$148,581	$137,079
Life	15,426	14,928
Run-off	34,258	32,390
Corporate & Other	11,643	11,433
Total	$209,908	$195,830

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
The Company also has universal and variable life insurance contracts with secondary guarantees.
Information regarding the Company’s guarantee exposure was as follows at:

	June 30, 2019				December 31, 2018
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$99,575		$57,117		$92,794		$53,330
Separate account value	$94,902		$56,047		$88,065		$52,225
Net amount at risk	$6,990	(4)	$3,398	(5)	$10,945	(4)	$3,903	(5)
Average attained age of contract holders	69 years		69 years		69 years		68 years

	June 30, 2019	December 31, 2018
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$6,028	$6,099
Net amount at risk (6)	$72,121	$73,131
Average attained age of policyholders	66 years	65 years

Variable Life Contracts
Total account value (3)	$1,078	$954
Net amount at risk (6)	$12,519	$13,040
Average attained age of policyholders	45 years	45 years
__________________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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
Fixed Maturity Securities Available-for-sale (“AFS”)
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector at:

	June 30, 2019					December 31, 2018
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities: (2)
U.S. corporate	$25,634	$2,190	$86	$—	$27,738	$23,902	$816	$659	$—	$24,059
U.S. government and agency	5,318	1,742	—	—	7,060	7,503	1,251	110	—	8,644
RMBS	8,883	425	18	(4)	9,294	8,309	246	122	(2)	8,435
Foreign corporate	8,981	532	97	—	9,416	8,044	157	306	—	7,895
CMBS	4,932	249	4	—	5,177	5,177	42	87	(1)	5,133
State and political subdivision	3,192	634	1	—	3,825	3,202	399	15	—	3,586
ABS	1,827	24	9	—	1,842	2,120	13	22	—	2,111
Foreign government	1,459	203	3	—	1,659	1,415	101	31	—	1,485
Total fixed maturity securities	$60,226	$5,999	$218	$(4)	$66,011	$59,672	$3,025	$1,352	$(3)	$61,348

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

The Company held non-income producing fixed maturity securities with an estimated fair value of $32 million and less than $1 million with unrealized gains (losses) of ($2) million and less than $1 million at June 30, 2019 and December 31, 2018, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2019:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,561	$6,889	$12,017	$24,117	$15,642	$60,226
Estimated fair value	$1,571	$7,080	$12,659	$28,388	$16,313	$66,011

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

	June 30, 2019				December 31, 2018
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$1,323	$40	$1,224	$46	$10,450	$465	$2,290	$194
U.S. government and agency	99	—	58	—	359	7	1,355	103
RMBS	105	1	1,378	13	1,550	21	2,567	99
Foreign corporate	740	27	743	70	3,916	199	746	107
CMBS	78	—	262	4	2,264	52	800	34
State and political subdivision	5	—	36	1	346	7	158	8
ABS	560	4	357	5	1,407	21	70	1
Foreign government	54	3	—	—	520	25	132	6
Total fixed maturity securities	$2,964	$75	$4,058	$139	$20,812	$797	$8,118	$552
Total number of securities in an unrealized loss position	639		511		2,988		1,022

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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at June 30, 2019.
Gross unrealized losses on fixed maturity securities decreased $1.1 billion during the six months ended June 30, 2019 to $214 million. The decrease in gross unrealized losses for the six months ended June 30, 2019 was primarily attributable to decreasing longer-term interest rates and narrowing credit spreads.
At June 30, 2019, $7 million of the total $214 million of gross unrealized losses were from seven fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2019		December 31, 2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$9,239	61.7%	$8,502	62.6%
Agricultural	3,184	21.2	2,874	21.1
Residential	2,627	17.5	2,276	16.7
Subtotal (1)	15,050	100.4	13,652	100.4
Valuation allowances (2)	(63)	(0.4)	(56)	(0.4)
Total mortgage loans, net	$14,987	100.0%	$13,596	100.0%
__________________

(1)
Purchases of mortgage loans from third parties were $86 million and $563 million for the three months and six months ended June 30, 2019, respectively, and $518 million and $604 million for the three months and six months ended June 30, 2018, respectively, and were primarily comprised of residential mortgage loans.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
June 30, 2019
Loan-to-value ratios:
Less than 65%	$8,170	$120	$113	$8,403	91.0%	$8,790	91.1%
65% to 75%	688	—	—	688	7.4	712	7.4
76% to 80%	139	—	9	148	1.6	148	1.5
Total	$8,997	$120	$122	$9,239	100.0%	$9,650	100.0%

December 31, 2018
Loan-to-value ratios:
Less than 65%	$7,444	$89	$34	$7,567	89.0%	$7,642	89.0%
65% to 75%	762	—	24	786	9.2	797	9.3
76% to 80%	141	—	8	149	1.8	145	1.7
Total	$8,347	$89	$66	$8,502	100.0%	$8,584	100.0%

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	June 30, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$2,833	89.0%	$2,551	88.8%
65% to 75%	350	11.0	322	11.2
76% to 80%	1	—	1	—
Total	$3,184	100.0%	$2,874	100.0%

The estimated fair value of agricultural mortgage loans was $3.3 billion and $2.9 billion at June 30, 2019 and December 31, 2018, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	June 30, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$2,590	98.6%	$2,240	98.4%
Nonperforming	37	1.4	36	1.6
Total	$2,627	100.0%	$2,276	100.0%

The estimated fair value of residential mortgage loans was $2.7 billion and $2.3 billion at June 30, 2019 and December 31, 2018, respectively.
Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both June 30, 2019 and December 31, 2018. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial mortgage loans past due or in nonaccrual status at either June 30, 2019 or December 31, 2018. Agricultural mortgage loans past due totaled $6 million and less than $1 million at June 30, 2019 and December 31, 2018, respectively. The Company had no agricultural mortgage loans in nonaccrual status at either June 30, 2019 or December 31, 2018. Residential mortgage loans past due and in nonaccrual status totaled $37 million and $36 million at June 30, 2019 and December 31, 2018, respectively. During the three months and six months ended June 30, 2019 and 2018, the Company did not have a significant number of mortgage loans modified in a troubled debt restructuring.
Other Invested Assets
Freestanding derivatives with positive estimated fair values comprise over 90% of other invested assets. See Note 5 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes tax credit and renewable energy partnerships, leveraged leases and Federal Home Loan Bank stock.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $946 million and $2.8 billion at June 30, 2019 and December 31, 2018, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2019	December 31, 2018
	(In millions)
Fixed maturity securities	$5,785	$1,679
Derivatives	243	253
Other	(13)	(15)
Subtotal	6,015	1,917
Amounts allocated from:
Future policy benefits	(2,317)	(885)
DAC, VOBA and DSI	(289)	(90)
Subtotal	(2,606)	(975)
Deferred income tax benefit (expense)	(716)	(198)
Net unrealized investment gains (losses)	$2,693	$744

The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2019
(In millions)
Balance, December 31, 2018	$744
Unrealized investment gains (losses) during the period	4,098
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,432)
DAC, VOBA and DSI	(199)
Deferred income tax benefit (expense)	(518)
Balance, June 30, 2019	$2,693
Change in net unrealized investment gains (losses)	$1,949

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2019 and December 31, 2018.
Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2019	December 31, 2018
	(In millions)
Securities on loan: (1)
Amortized cost	$2,038	$3,056
Estimated fair value	$2,973	$3,628
Cash collateral received from counterparties (2)	$3,023	$3,646
Security collateral received from counterparties (3)	$18	$55
Reinvestment portfolio — estimated fair value	$3,072	$3,658
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2019				December 31, 2018
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
(In millions)
U.S. government and agency	$1,446	$686	$891	$3,023	$1,474	$1,823	$349	$3,646
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2019 was $1.4 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. and foreign corporate securities, ABS, non-agency RMBS and U.S. government and agency securities) with 55% invested in agency RMBS, cash and cash equivalents and U.S. government and agency securities at June 30, 2019. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value at:

	June 30, 2019	December 31, 2018
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$8,988	$8,172
Invested assets held in trust (reinsurance agreements) (2)	4,087	3,455
Invested assets pledged as collateral (3)	3,335	3,340
Total invested assets on deposit, held in trust and pledged as collateral	$16,410	$14,967
__________________

(1)
The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $171 million and $55 million of the assets on deposit balance represents restricted cash at June 30, 2019 and December 31, 2018, respectively.

(2)
The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions. $52 million and $87 million of the assets held in trust balance represents restricted cash at June 30, 2019 and December 31, 2018, respectively.

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at June 30, 2019 or December 31, 2018.
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
The carrying amount and maximum exposure to loss related to the VIEs in which the Company concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	June 30, 2019		December 31, 2018
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$13,219	$12,609	$12,848	$12,848
Limited partnerships and LLCs	1,761	2,989	1,743	3,130
Total	$14,980	$15,598	$14,591	$15,978

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Investment income:
Fixed maturity securities	$666	$621	$1,308	$1,233
Equity securities	2	2	5	4
Mortgage loans	175	127	333	244
Policy loans	12	28	22	38
Real estate limited partnerships and limited liability companies	12	10	20	24
Other limited partnership interests	75	24	75	89
Cash, cash equivalents and short-term investments	17	5	27	10
Other	7	11	18	20
Subtotal	966	828	1,808	1,662
Less: Investment expenses	48	48	102	90
Net investment income	$918	$780	$1,706	$1,572

See “— Related Party Investment Transactions” for discussion of related party investment expenses.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Fixed maturity securities	$62	$(65)	$47	$(103)
Equity securities	1	(2)	11	(3)
Mortgage loans	(3)	(3)	(7)	(7)
Real estate limited partnerships and limited liability companies	1	—	—	42
Other limited partnership interests	(4)	—	(5)	—
Other	(1)	(4)	—	(7)
Total net investment gains (losses)	$56	$(74)	$46	$(78)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Proceeds	$3,416	$2,450	$6,636	$5,288
Gross investment gains	$99	$9	$163	$12
Gross investment losses	(37)	(74)	(116)	(115)
Net investment gains (losses)	$62	$(65)	$47	$(103)

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
If a derivative is not designated or did not qualify as an accounting hedge, changes in the estimated fair value of the derivative are reported in net derivative gains (losses) except for economic hedges of limited partnerships and LLCs which are presented in net investment income.
The Company generally reports cash received or paid for a derivative in the investing activity section of the statement of cash flows except for cash flows of certain derivative options with deferred premiums, which are reported in the financing activity section of the statement of cash flows.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item; (ii) the derivative or hedged item expires, is sold, terminated, or exercised; (iii) it is no longer probable that the hedged forecasted transaction will occur; or (iv) the derivative is de-designated as a hedging instrument.
When hedge accounting is discontinued the derivative is carried at its estimated fair value on the balance sheet, with changes in its estimated fair value recognized in the current period as net derivative gains (losses). The changes in estimated fair value of derivatives previously recorded in OCI related to discontinued cash flow hedges are released into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item. When the hedged item matures or is sold, or the forecasted transaction is not probable of occurring, the Company immediately reclassifies any remaining balances in OCI to net derivative gains (losses).
Embedded Derivatives
The Company has certain insurance and reinsurance contracts that contain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. These host contracts include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; index-linked annuities that are directly written or assumed through reinsurance; and ceded reinsurance of variable annuity GMIBs. Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances on the consolidated balance sheets. Changes in the estimated fair value of the embedded derivative are reported in net derivative gains (losses).
Derivative Strategies
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize its exposure to various market risks, including interest rate, foreign currency exchange rate, credit and equity market.
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
Interest Rate Derivatives
Interest rate swaps: The Company primarily uses interest rate swaps to hedge interest rate exposure in variable annuity products and minimum guarantees embedded in universal life products. Interest rate swaps are used in nonqualifying hedging relationships.
Interest rate caps: The Company uses interest rate caps to protect its floating rate liabilities against rises in interest rates above a specified level, and against interest rate exposure arising from mismatches between assets and liabilities. Interest rate caps are used in nonqualifying hedging relationships.
Interest rate futures: The Company uses exchange-traded interest rate futures contracts to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. Exchange-traded interest rate futures are used in nonqualifying hedging relationships.
Swaptions: The Company uses swaptions to hedge interest rate risk associated with the Company’s variable annuity and universal life products. Swaptions are used in nonqualifying hedging relationships. Swaptions are included in interest rate options.
Interest rate forwards: The Company uses interest rate forwards to hedge minimum guarantees embedded in universal life products. Interest rate forwards are used in nonqualifying hedging relationships.
Foreign Currency Exchange Rate Derivatives
Foreign currency swaps: The Company uses foreign currency swaps to convert foreign currency denominated cash flows to U.S. dollars to reduce cash flow fluctuations due to changes in currency exchange rates. Foreign currency swaps are used in cash flow and nonqualifying hedging relationships.
Foreign currency forwards: The Company uses foreign currency forwards to hedge currency exposure on its invested assets. Foreign currency forwards are used in nonqualifying hedging relationships.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

Credit Derivatives
Credit default swaps: The Company uses credit default swaps to create synthetic credit investments to replicate credit exposure that is more economically attractive than what is available in the market or otherwise unavailable (written credit protection), or to reduce credit loss exposure on certain assets that the Company owns (purchased credit protection). Credit default swaps are used in nonqualifying hedging relationships.
Equity Derivatives
Equity futures: The Company uses exchange-traded equity futures to hedge minimum guarantees embedded in certain variable annuity products against adverse changes in equity markets. Exchange-traded equity futures are used in nonqualifying hedging relationships.
Equity index options: The Company uses equity index options primarily to hedge minimum guarantees embedded in certain variable annuity products against adverse changes in equity markets. Additionally, the Company uses equity index options to hedge index-linked annuity products against adverse changes in equity markets. Equity index options are used in nonqualifying hedging relationships.
Equity total return swaps: The Company uses equity total return swaps to hedge minimum guarantees embedded in certain variable annuity products against adverse changes equity markets. Equity total return swaps are used in nonqualifying hedging relationships.
Equity variance swaps: The Company uses equity variance swaps to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. Equity variance swaps are used in nonqualifying hedging relationships.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, held at:

		June 30, 2019			December 31, 2018
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$2,634	$220	$38	$2,461	$200	$30
Total qualifying hedges		2,634	220	38	2,461	200	30
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	7,960	873	37	10,747	528	558
Interest rate caps	Interest rate	3,350	4	—	3,350	21	—
Interest rate futures	Interest rate	—	—	—	53	—	—
Interest rate options	Interest rate	25,445	753	111	17,168	168	61
Interest rate forwards	Interest rate	2,237	16	—	—	—	—
Foreign currency swaps	Foreign currency exchange rate	1,097	112	15	1,398	99	18
Foreign currency forwards	Foreign currency exchange rate	138	—	1	125	—	—
Credit default swaps — purchased	Credit	12	—	—	98	3	—
Credit default swaps — written	Credit	1,883	32	—	1,798	14	3
Equity futures	Equity market	—	—	—	169	—	—
Equity index options	Equity market	43,450	731	1,627	45,815	1,372	1,207
Equity variance swaps	Equity market	5,574	95	247	5,574	80	232
Equity total return swaps	Equity market	5,061	4	92	3,920	280	3
Total non-designated or nonqualifying derivatives		96,207	2,620	2,130	90,215	2,565	2,082
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	253	—	N/A	228	—
Direct guaranteed minimum benefits	Other	N/A	—	1,563	N/A	—	1,546
Direct index-linked annuities	Other	N/A	—	1,516	N/A	—	488
Assumed guaranteed minimum benefits	Other	N/A	—	436	N/A	—	386
Assumed index-linked annuities	Other	N/A	—	188	N/A	—	96
Total embedded derivatives		N/A	253	3,703	N/A	228	2,516
Total		$98,841	$3,093	$5,871	$92,676	$2,993	$4,628

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2019 and December 31, 2018. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in ASC 815; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The following tables present the amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses):

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Three Months Ended June 30, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$6	$—	$—	$—	$—
Foreign currency exchange rate derivatives	17	(23)	8	—	73
Total cash flow hedges	23	(23)	8	—	73
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	917	—	—	—	—
Foreign currency exchange rate derivatives	30	(4)	—	—	—
Credit derivatives	11	—	—	—	—
Equity derivatives	(344)	—	—	—	—
Embedded derivatives	(502)	—	—	—	—
Total non-qualifying hedges	112	(4)	—	—	—
Total	$135	$(27)	$8	$—	$73
Three Months Ended June 30, 2018
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate derivatives	$(2)	$3	$—	$—	$—
Total fair value hedges	(2)	3	—	—	—
Cash flow hedges:
Interest rate derivatives	10	—	2	—	—
Foreign currency exchange rate derivatives	(1)	—	7	—	108
Total cash flow hedges	9	—	9	—	108
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(151)	—	—	—	—
Foreign currency exchange rate derivatives	60	(5)	—	—	—
Credit derivatives	—	—	—	—	—
Equity derivatives	(424)	—	—	—	—
Embedded derivatives	232	—	—	(1)	—
Total non-qualifying hedges	(283)	(5)	—	(1)	—
Total	$(276)	$(2)	$9	$(1)	$108

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Six Months Ended June 30, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$28	$—	$1	$—	$—
Foreign currency exchange rate derivatives	20	(23)	16	—	39
Total cash flow hedges	48	(23)	17	—	39
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	1,249	—	—	—	—
Foreign currency exchange rate derivatives	22	(4)	—	—	—
Credit derivatives	29	—	—	—	—
Equity derivatives	(1,790)	—	—	—	—
Embedded derivatives	(733)	—	—	—	—
Total non-qualifying hedges	(1,223)	(4)	—	—	—
Total	$(1,175)	$(27)	$17	$—	$39
Six Months Ended June 30, 2018
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate derivatives	$(10)	$10	$—	$—	$—
Total fair value hedges	(10)	10	—	—	—
Cash flow hedges:
Interest rate derivatives	17	—	4	—	(2)
Foreign currency exchange rate derivatives	(1)	—	11	—	37
Total cash flow hedges	16	—	15	—	35
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(924)	—	—	—	—
Foreign currency exchange rate derivatives	23	(2)	—	—	—
Credit derivatives	(4)	—	—	—	—
Equity derivatives	(458)	—	—	—	—
Embedded derivatives	784	—	—	(2)	—
Total non-qualifying hedges	(579)	(2)	—	(2)	—
Total	$(573)	$8	$15	$(2)	$35
At June 30, 2019 and December 31, 2018, the balance in AOCI associated with cash flow hedges was $243 million and $253 million, respectively.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2019			December 31, 2018
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$10	$828	2.0	$8	$689	2.0
Baa	22	1,055	4.9	3	1,109	5.0
Total	$32	$1,883	3.7	$11	$1,798	3.9
__________________

(1)
The Company has written credit protection on both single name and index references. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service, Standard & Poor’s Global Ratings and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average gross notional amounts.
Counterparty Credit Risk
The Company may be exposed to credit-related losses in the event of counterparty nonperformance on derivative instruments. Generally, the credit exposure is the fair value at the reporting date less any collateral received from the counterparty.
The Company manages its credit risk by: (i) entering into derivative transactions with creditworthy counterparties governed by master netting agreements; (ii) trading through regulated exchanges and central clearing counterparties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
See Note 6 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Off-balance Sheet Securities Collateral (3)	Net Amount After Securities Collateral
	(In millions)
June 30, 2019
Derivative assets	$2,878	$(1,314)	$(982)	$582	$(573)	$9
Derivative liabilities	$2,155	$(1,314)	$—	$841	$(841)	$—
December 31, 2018
Derivative assets	$2,820	$(1,671)	$(1,053)	$96	$(83)	$13
Derivative liabilities	$2,104	$(1,671)	$—	$433	$(433)	$—
__________________

(1)	Represents amounts subject to an enforceable master netting agreement or similar agreement.

(2)	The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreement.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

(3)	Securities collateral received by the Company is not recorded on the balance sheet. Amounts do not include excess of collateral pledged or received.
The Company’s collateral arrangements generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the amount owed by that counterparty reaches a minimum transfer amount. Certain of these arrangements also include credit contingent provisions which permit the party with positive fair value to terminate the derivative at the current fair value or demand immediate full collateralization from the party in a net liability position, in the event that the financial strength or credit rating of the party in a net liability position falls below a certain level.
The following table presents the aggregate estimated fair value of derivatives in a net liability position containing such credit contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments.

	June 30, 2019	December 31, 2018
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$841	$433
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$1,125	$797
__________________

(1)	After taking into consideration the existence of netting agreements.

(2)
Substantially all of the Company’s collateral arrangements provide for daily posting of collateral for the full value of the derivative contract. As a result, if the credit contingent provisions of derivative contracts in a net liability position were triggered minimal additional assets would be required to be posted as collateral or needed to settle the instruments immediately.

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

	June 30, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$27,367	$371	$27,738
U.S. government and agency	1,413	5,647	—	7,060
RMBS	—	9,240	54	9,294
Foreign corporate	—	9,039	377	9,416
CMBS	—	5,163	14	5,177
State and political subdivision	—	3,751	74	3,825
ABS	—	1,802	40	1,842
Foreign government	—	1,659	—	1,659
Total fixed maturity securities	1,413	63,668	930	66,011
Equity securities	16	133	4	153
Short-term investments	274	112	—	386
Derivative assets: (1)
Interest rate	—	1,646	—	1,646
Foreign currency exchange rate	—	321	11	332
Credit	—	22	10	32
Equity market	—	731	99	830
Total derivative assets	—	2,720	120	2,840
Embedded derivatives within asset host contracts (2)	—	—	253	253
Separate account assets	322	98,535	—	98,857
Total assets	$2,025	$165,168	$1,307	$168,500
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$148	$—	$148
Foreign currency exchange rate	—	50	4	54
Equity market	—	1,716	250	1,966
Total derivative liabilities	—	1,914	254	2,168
Embedded derivatives within liability host contracts (2)	—	—	3,703	3,703
Total liabilities	$—	$1,914	$3,957	$5,871

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
The Company reviews outputs of the valuation service providers’ controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the six months ended June 30, 2019.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

Structured Securities: Fair value is determined using third-party commercial pricing services, with the primary inputs being quoted prices in markets that are not active, spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, ratings, geographic region, weighted average coupon and weighted average maturity, average delinquency rates and debt service coverage ratios. Other issuance-specific information is also used, including, but not limited to; collateral type, structure of the security, vintage of the loans, payment terms of the underlying asset, payment priority within tranche, and deal performance.
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
Embedded Derivatives
Embedded derivatives principally include certain direct and ceded variable annuity guarantees and equity crediting rates within index-linked annuity contracts. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.

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

					June 30, 2019			December 31, 2018			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.02%	-	11.31%	0.02%	-	11.31%	Decrease (1)
			•	Lapse rates	0.25%	-	16.00%	0.25%	-	16.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.50%	-	22.00%	16.50%	-	22.00%	Increase (5)
			•	Nonperformance risk spread	0.94%	-	2.43%	1.91%	-	2.66%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended June 30, 2019
Balance, beginning of period	$679	$228	$74	$—	$4	$—	$(136)	$(2,727)	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	—	—	—	(1)	(502)	—
Total realized/unrealized gains (losses) included in AOCI	2	1	—	—	—	—	4	—	—
Purchases (7)	64	15	—	—	—	—	—	—	—
Sales (7)	(49)	(9)	—	—	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(221)	—
Transfers into Level 3 (8)	124	60	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(72)	(187)	—	—	—	—	(1)	—	—
Balance, end of period	$748	$108	$74	$—	$4	$—	$(134)	$(3,450)	$—
Three Months Ended June 30, 2018
Balance, beginning of period	$1,845	$1,195	$—	$—	$123	$—	$(273)	$(1,587)	$7
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	6	5	—	—	—	—	(13)	231	—
Total realized/unrealized gains (losses) included in AOCI	(70)	—	2	—	—	—	—	—	—
Purchases (7)	81	202	2	—	—	—	2	—	—
Sales (7)	(24)	(54)	—	—	(3)	—	—	—	(3)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(142)	(1)
Transfers into Level 3 (8)	3	—	4	—	—	—	—	—	1
Transfers out of Level 3 (8)	(26)	(87)	—	—	—	—	—	—	—
Balance, end of period	$1,815	$1,261	$8	$—	$120	$—	$(284)	$(1,498)	$4
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019 (9)	$—	$—	$—	$—	$—	$—	$(1)	$(578)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (9)	$6	$5	$—	$—	$—	$—	$(13)	$183	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Six Months Ended June 30, 2019
Balance, beginning of period	$711	$174	$74	$—	$3	$—	$(122)	$(2,288)	$1
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	—	—	—	(10)	(733)	—
Total realized/unrealized gains (losses) included in AOCI	10	2	—	—	—	—	1	—	—
Purchases (7)	68	15	—	—	—	—	—	—	—
Sales (7)	(55)	(28)	—	—	—	—	—	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(429)	—
Transfers into Level 3 (8)	141	87	—	—	1	—	—	—	—
Transfers out of Level 3 (8)	(127)	(142)	—	—	—	—	(3)	—	—
Balance, end of period	$748	$108	$74	$—	$4	$—	$(134)	$(3,450)	$—
Six Months Ended June 30, 2018
Balance, beginning of period	$1,937	$1,222	$—	$5	$124	$14	$(279)	$(2,007)	$5
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	9	11	—	—	(1)	—	(8)	782	—
Total realized/unrealized gains (losses) included in AOCI	(77)	(9)	3	—	—	—	—	—	—
Purchases (7)	136	213	2	—	—	—	3	—	1
Sales (7)	(164)	(119)	—	(2)	(3)	(14)	—	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(273)	(1)
Transfers into Level 3 (8)	33	—	3	—	—	—	—	—	—
Transfers out of Level 3 (8)	(59)	(57)	—	(3)	—	—	—	—	—
Balance, end of period	$1,815	$1,261	$8	$—	$120	$—	$(284)	$(1,498)	$4
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019 (9)	$—	$—	$—	$—	$—	$—	$(9)	$(869)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (9)	$7	$11	$—	$—	$—	$—	$(8)	$752	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(3)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$14,987	$—	$—	$15,565	$15,565
Policy loans	$927	$—	$543	$478	$1,021
Other invested assets	$63	$—	$50	$13	$63
Premiums, reinsurance and other receivables	$1,646	$—	$103	$1,830	$1,933
Liabilities
Policyholder account balances	$15,312	$—	$—	$14,926	$14,926
Long-term debt	$845	$—	$40	$840	$880
Other liabilities	$548	$—	$202	$340	$542
Separate account liabilities	$1,151	$—	$1,151	$—	$1,151

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
8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, March 31, 2019	$1,551	$133	$(26)	$1,658
OCI before reclassifications	1,278	73	7	1,358
Deferred income tax benefit (expense)	(268)	(15)	—	(283)
AOCI before reclassifications, net of income tax	2,561	191	(19)	2,733
Amounts reclassified from AOCI	(51)	(23)	—	(74)
Deferred income tax benefit (expense)	11	4	—	15
Amounts reclassified from AOCI, net of income tax	(40)	(19)	—	(59)
Balance, June 30, 2019	$2,521	$172	$(19)	$2,674

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

	Three Months Ended June 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, March 31, 2018	$870	$86	$(21)	$935
OCI before reclassifications	(311)	108	4	(199)
Deferred income tax benefit (expense)	82	(23)	(1)	58
AOCI before reclassifications, net of income tax	641	171	(18)	794
Amounts reclassified from AOCI	41	(11)	—	30
Deferred income tax benefit (expense)	(11)	2	—	(9)
Amounts reclassified from AOCI, net of income tax	30	(9)	—	21
Balance, June 30, 2018	$671	$162	$(18)	$815

	Six Months Ended June 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, December 31, 2018	$564	$180	$(26)	$718
OCI before reclassifications	2,500	39	7	2,546
Deferred income tax benefit (expense)	(525)	(8)	—	(533)
AOCI before reclassifications, net of income tax	2,539	211	(19)	2,731
Amounts reclassified from AOCI	(23)	(49)	—	(72)
Deferred income tax benefit (expense)	5	10	—	15
Amounts reclassified from AOCI, net of income tax	(18)	(39)	—	(57)
Balance, June 30, 2019	$2,521	$172	$(19)	$2,674

	Six Months Ended June 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, December 31, 2017	$1,709	$151	$(23)	$1,837
Cumulative effect of change in accounting principle, net of income tax	(79)	—	—	(79)
Balance, January 1, 2018	1,630	151	(23)	1,758
OCI before reclassifications	(1,335)	35	6	(1,294)
Deferred income tax benefit (expense)	300	(8)	(1)	291
AOCI before reclassifications, net of income tax	595	178	(18)	755
Amounts reclassified from AOCI	99	(19)	—	80
Deferred income tax benefit (expense)	(23)	3	—	(20)
Amounts reclassified from AOCI, net of income tax	76	(16)	—	60
Balance, June 30, 2018	$671	$162	$(18)	$815
__________________

(1)	See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$74	$(42)	$50	$(100)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	1	—	1	Net investment income
Net unrealized investment gains (losses)	(23)	—	(27)	—	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	51	(41)	23	(99)
Income tax (expense) benefit	(11)	11	(5)	23
Net unrealized investment gains (losses), net of income tax	40	(30)	18	(76)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	6	10	28	16	Net derivative gains (losses)
Interest rate swaps	—	2	1	2	Net investment income
Interest rate forwards	—	—	—	1	Net derivative gains (losses)
Interest rate forwards	—	—	—	1	Net investment income
Foreign currency swaps	17	(1)	20	(1)	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	23	11	49	19
Income tax (expense) benefit	(4)	(2)	(10)	(3)
Gains (losses) on cash flow hedges, net of income tax	19	9	39	16
Total reclassifications, net of income tax	$59	$(21)	$57	$(60)

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
Other revenues consisted primarily of 12b-1 fees of $61 million and $119 million for the three months and six months ended June 30, 2019, respectively, and $64 million and $130 million for the three months and six months ended June 30, 2018, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Other Revenues and Other Expenses (continued)

Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Compensation	$73	$78	$146	$150
Contracted services and other labor costs	56	60	96	99
Transition services agreements	63	68	127	139
Establishment costs	35	—	73	—
Premium and other taxes, licenses and fees	10	24	16	40
Separate account fees	1	—	2	1
Volume related costs, excluding compensation, net of DAC capitalization	141	158	292	308
Interest expense on debt	16	1	26	2
Other	60	58	111	105
Total other expenses	$455	$447	$889	$844

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2019.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of June 30, 2019, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material.

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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $297 million and $492 million at June 30, 2019 and December 31, 2018, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.9 billion at both June 30, 2019 and December 31, 2018.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)

Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from $6 million to $124 million, with a cumulative maximum of $130 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $1 million and $2 million at June 30, 2019 and December 31, 2018, respectively, for indemnities, guarantees and commitments.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)

Information regarding the significant effects of reinsurance with New England Life Insurance Company (“NELICO”) and former MetLife affiliates included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Premiums
Reinsurance assumed	$1	$3	$1	$7
Reinsurance ceded	—	(105)	—	(201)
Net premiums	$1	$(102)	$1	$(194)
Universal life and investment-type product policy fees
Reinsurance assumed	$2	$21	$3	$47
Reinsurance ceded	—	2	—	1
Net universal life and investment-type product policy fees	$2	$23	$3	$48
Other revenues
Reinsurance assumed	$—	$—	$1	$1
Reinsurance ceded	—	6	—	18
Net other revenues	$—	$6	$1	$19
Policyholder benefits and claims
Reinsurance assumed	$10	$10	$17	$30
Reinsurance ceded	—	(93)	—	(177)
Net policyholder benefits and claims	$10	$(83)	$17	$(147)
Information regarding the significant effects of reinsurance with NELICO and former MetLife affiliates included on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2019		December 31, 2018
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$22	$—	$21	$—
Liabilities
Policyholder account balances	$436	$—	$386	$—
Other policy-related balances	$9	$—	$14	$—
Other liabilities	$(29)	$—	$(38)	$—

The Company assumes risks from NELICO related to guaranteed minimum benefits written directly by the cedent. The assumed reinsurance agreements contain embedded derivatives and changes in the estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $436 million and $386 million at June 30, 2019 and December 31, 2018, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($54) million and ($48) million for the three months and six months ended June 30, 2019, respectively, and $50 million and $117 million for the three months and six months ended June 30, 2018, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)

Shared Services and Overhead Allocations
Brighthouse affiliates currently provide and previously MetLife provided the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Costs incurred under these arrangements with Brighthouse affiliates, as well as with MetLife prior to the MetLife Divestiture, were $283 million and $572 million for the three months and six months ended June 30, 2019, respectively, and $254 million and $501 million for the three months and six months ended June 30, 2018, respectively, and were recorded in other expenses. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $55 million and $109 million for the three months and six months ended June 30, 2019, respectively, and $59 million and $120 million for the three months and six months ended June 30, 2018, respectively.
The Company had net receivables (payables) from/to affiliates, related to the items discussed above, of ($65) million and ($50) million at June 30, 2019 and December 31, 2018, respectively.
Brighthouse affiliates incur costs related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company is charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes the method used to allocate expenses under this arrangement is reasonable, the allocated expenses may not be indicative of those of a stand-alone entity. If expenses were allocated to the Company under this arrangement as incurred by Brighthouse affiliates, the Company would not have incurred additional expenses for the three months and six months ended June 30, 2019. The Company would have incurred additional expenses of $53 million and $98 million under this arrangement for the three months and six months ended June 30, 2018, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $51 million and $101 million for the three months and six months ended June 30, 2019, respectively, $55 million and $111 million for the three months and six months ended June 30, 2018, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $206 million and $400 million for the three months and six months ended June 30, 2019, respectively, and $162 million and $326 million for the three months and six months ended June 30, 2018, respectively. The Company also had related party fee income receivables of $17 million at both June 30, 2019 and December 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC, which is a wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the unaudited interim condensed consolidated financial statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2019 (the “2018 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (the “First Quarter Form 10-Q”) filed with the SEC on May 8, 2019; and (iv) our current reports on Form 8-K filed in 2019.
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
NAIC
The National Association of Insurance Commissioners (“NAIC”) is an organization, whose mission is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”), which states have largely adopted by regulation. However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices, which may differ from the Manual. Changes to the Manual or modifications by the various states may impact our statutory capital and surplus.
The NAIC adopted a revised framework for statutory accounting, reserve and capital requirements for variable annuities in August 2018. The framework is designed to mitigate the motivation for insurers to engage in captive reinsurance transactions by making improvements to Actuarial Guideline 43 (“AG 43”) and the Life Risk Based Capital C3 Phase II (“RBC C3 Phase II”) capital requirements. The changes to AG 43 and RBC C3 Phase II are intended to (i) mitigate the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) remove the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitate greater harmonization across insurers and their products for greater comparability. On August 6, 2019, the NAIC adopted changes to AG 43 and submitted the RBC C3 Phase II changes for NAIC Executive Committee and Plenary consent (which will be adopted after 10 days, unless otherwise objected to in accordance with the NAIC bylaws). The changes will become effective as of January 1, 2020, with early adoption permitted as of December 31, 2019.

The adopted changes will apply to all of our existing variable annuity business and may materially change the sensitivity of reserve and capital requirements to capital markets including interest rate, equity markets and volatility, our estimates of which historically did not reflect the impact of variable annuity capital reform or changes in tax rates, as well as prescribed assumptions for policyholder behavior. We have not yet determined what impacts this reform will have on current risk mitigation and hedging programs. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” in our 2018 Annual Report.
In addition, following the reduction in the statutory tax rate pursuant to the Tax Cuts and Jobs Act (the “Tax Act”), the NAIC reviewed the methodology by which taxes are incorporated into the risk-based capital (“RBC”) calculation. On August 7, 2018 the NAIC Executive Committee and Plenary, a body comprised of all U.S. state insurance commissioners and the NAIC Executive Committee, adopted changes to the RBC calculation effective December 31, 2018 to reflect the lower statutory tax rate, which resulted in a reduction to our insurance subsidiaries’ RBC ratios. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of each of our insurance subsidiaries was in excess of RBC levels required by regulators.
The NAIC has adopted a new approach for the calculation of life insurance reserves, known as principle-based reserving (“PBR”). PBR became operative on January 1, 2017 in those states where it has been adopted, to be followed by a three-year phase-in period for business issued on or after this date. With respect to the states in which our insurance subsidiaries are domiciled, the Delaware Department of Insurance implemented PBR on January 1, 2017, and New York enacted legislation adopting PBR in December 2018. At the same time, the New York Department of Financial Services adopted a temporary regulation to implement PBR while it develops a final regulation. PBR legislation was signed into law in Massachusetts in January 2019. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” in our 2018 Annual Report.
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
Standard of Conduct Regulation
As a result of overlapping efforts by the Department of Labor, the NAIC, individual states, and the SEC to impose fiduciary-like requirements in connection with the sale of annuities, life insurance policies and securities, which are each discussed in more detail below, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our business and the firms that distribute our products. As a manufacturer of annuity and life insurance products, we do not directly distribute our products to consumers. However, regulations establishing standards of conduct in connection with the distribution and sale of these products could affect our business by imposing greater compliance, oversight, disclosure and notification requirements on our distributors and/or us, which may in either case increase our costs or limit distribution of our products. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations may have on our business, results of operations and financial condition. See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth — Standard of Conduct Regulation” in our 2018 Annual Report.
New SEC Rules Addressing Standards of Conduct for Broker-Dealers
On June 5, 2019, the SEC adopted a comprehensive set of rules and interpretations for broker-dealers and investment advisers, including new Regulation Best Interest. Among other things, the package of new regulations (i) requires broker-dealers to act in the best interest of their retail clients without placing their own interests ahead of those of their clients when providing securities recommendations or advice; (ii) clarifies the nature of the fiduciary obligations owed by registered investment advisers to their clients; (iii) imposes new disclosure requirements on broker-dealers and investment advisers aimed at ensuring investors understand the nature of their relationship with their investment professionals and, in the case of broker-dealers, disclosing all material facts about conflicts of interest; and (iv) restricts broker-dealers and their financial professionals from using certain compensation practices and the terms “adviser” or “advisor.” The intent of Regulation Best Interest is to impose an enhanced standard of care on broker-dealers which is more similar to that of an investment adviser. Among other things, this would require broker-dealers to mitigate conflicts of interest arising from financial incentives in selling securities products.

Regulation Best Interest may change the way broker-dealers sell securities such as variable annuities to their customers. Moreover, it may impact broker-dealer sales of other annuity products that are not securities because it could be difficult for broker-dealers to differentiate their sales practices. Per the timeline established by the SEC, broker-dealers will be required to comply with the requirements of Regulation Best Interest beginning June 30, 2020. Given the complexity of this package of regulations and the fact that it was just recently adopted, its likely impact on the distribution of our products is uncertain. It is also unclear whether Regulation Best Interest will have any preemptive effect on similar existing or forthcoming state-level standard of conduct regulations.
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
Other Financial Disclosures
We sometimes refer to sales activity for various products. Statistical sales information for life sales are calculated using the LIMRA (Life Insurance Marketing and Research Association) definition of sales for core direct sales, excluding company-sponsored internal exchanges, corporate-owned life insurance, bank-owned life insurance, and private placement variable universal life insurance. Annuity sales consist of 10% of direct statutory premiums, excluding company-sponsored internal exchanges. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

Results of Operations
Consolidated Results for the Six Months Ended June 30, 2019 and 2018
Business Overview. Annuity sales increased 35% compared to the prior period driven by higher sales of our suite of structured annuities consisting of products marketed under various names (collectively, “Shield Annuities”), fixed indexed annuities and fixed annuities.
A significant portion of our net income is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Variable annuities separate account balances increased for the six months ended June 30, 2019, compared to December 31, 2018, driven by positive equity market performance, partially offset by negative net flows and policy charges.
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Six Months Ended June 30,
	2019	2018
	(In millions)
Revenues
Premiums	$443	$435
Universal life and investment-type product policy fees	1,465	1,621
Net investment income	1,706	1,572
Other revenues	131	149
Net investment gains (losses)	46	(78)
Net derivative gains (losses)	(1,202)	(565)
Total revenues	2,589	3,134
Expenses
Policyholder benefits and claims	1,554	1,507
Interest credited to policyholder account balances	508	520
Capitalization of DAC	(179)	(151)
Amortization of DAC and VOBA	174	516
Interest expense on debt	26	(2)
Other expenses	1,042	997
Total expenses	3,125	3,387
Income (loss) before provision for income tax	(536)	(253)
Provision for income tax expense (benefit)	(145)	(87)
Net income (loss)	(391)	(166)
Less: Net income (loss) attributable to noncontrolling interests	1	—
Net income (loss) attributable to Brighthouse Life Insurance Company	$(392)	$(166)

The table below shows the components of net income (loss).

	Six Months Ended June 30,
	2019	2018
	(In millions)
GMLB Riders	$(1,600)	$(336)
Other derivative instruments	478	(480)
Net investment gains (losses)	46	(78)
Other adjustments	(41)	40
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	580	601
Net income (loss) before provision for income tax	(537)	(253)
Provision for income tax expense (benefit)	(145)	(87)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(392)	$(166)
Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018
Net loss before provision for income tax was $537 million ($392 million, net of income tax), an increased loss of $284 million ($226 million, net of income tax) from a loss before provision for income tax of $253 million ($166 million, net of income tax) in the prior period.
The increased loss in income before provision for income tax was driven by the following key unfavorable items:

•	higher losses from guaranteed minimum living benefits (“GMLB”) Riders, discussed in greater detail in “— GMLB Riders for the Six Months Ended June 30, 2019 and 2018;”

•	higher policyholder benefits and claims, included in other adjustments, resulting from the adjustment for market performance related to participating products in the Run-off segment; and

•	lower adjusted earnings, discussed in greater detail below.
The increased loss in income before provision for income tax was partially offset by the following key favorable items:

•	current period gains on interest rate swaps and swaptions in our universal life with secondary guarantees hedge program from declining long-term interest rates, and

•	higher net investment gains reflecting:

◦	current period net gains on sales of fixed maturity securities compared to prior period net losses; and

◦	current period net mark-to-market gains on equity securities compared to prior period net losses, partially offset by

◦	prior period net gains on real estate limited partnerships.
The provision for income tax in the current period led to an effective tax rate of 27%, compared to 34% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

Reconciliation of Net Income (Loss) Attributable to Brighthouse Life Insurance Company to Adjusted Earnings

	Six Months Ended June 30,
	2019	2018
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(392)	$(166)
Add: Provision for income tax expense (benefit)	(145)	(87)
Net income (loss) before provision for income tax	(537)	(253)
Less: GMLB Riders	(1,600)	(336)
Less: Other derivative instruments	478	(480)
Less: Net investment gains (losses)	46	(78)
Less: Other adjustments	(41)	40
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	580	601
Less: Provision for income tax expense (benefit)	90	93
Adjusted earnings	$490	$508
Consolidated Results for the Six Months Ended June 30, 2019 and 2018 — Adjusted Earnings
The following table presents the components of adjusted earnings:

	Six Months Ended June 30,
	2019	2018
	(In millions)
Fee income	$1,468	$1,634
Net investment spread	772	650
Insurance-related activities	(528)	(534)
Amortization of DAC and VOBA	(242)	(301)
Other expenses, net of DAC capitalization	(889)	(848)
Less: Net income (loss) attributable to noncontrolling interests	1	—
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	580	601
Provision for income tax expense (benefit)	90	93
Adjusted earnings	$490	$508
Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018
Adjusted earnings were $490 million, a decrease of $18 million.
Key net unfavorable impacts were:

•	lower fee income due to:

◦	lower asset-based variable annuity expenses resulting from lower average separate account balances, which are passed through to third-parties and largely offset in fee income;

◦	the reimbursement of fees for recaptured universal life business in the prior period; and

•	higher other expenses from a change in the allocation of establishment costs, which were previously reported in the parent company.
The decrease in adjusted earnings was partially offset by the following:

•	higher net investment spread reflecting:

◦	higher average invested assets resulting from positive net flows in the general account;
partially offset by

◦	lower alternative investment income in the current period;

•	lower amortization of DAC and VOBA due to positive equity market performance in the current period; and

•	lower costs from insurance-related activities due to:

◦	a decrease in guaranteed minimum death benefits liability balances resulting from positive equity market performance.
partially offset by

◦	unfavorable mortality in our life business.
The provision for income tax led to an effective tax rate of 16% in the current period, compared to 15% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
GMLB Riders for the Six Months Ended June 30, 2019 and 2018
The following table presents the overall impact to income (loss) before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees, and (iv) associated DAC offsets:

	Six Months Ended June 30,
	2019	2018
	(In millions)
Liabilities (1)	$(1,086)	$400
Hedging program	(999)	(877)
Ceded reinsurance	24	(45)
Fees (2)	392	406
GMLB DAC	69	(220)
Total GMLB Riders	$(1,600)	$(336)
______________

(1)	Includes changes in fair value of the Shield Annuities embedded derivatives of ($903) million and ($69) million for the six months ended June 30, 2019 and 2018, respectively.

(2)	Excludes living benefit fees, included as a component of adjusted earnings, of $32 million and $35 million for the six months ended June 30, 2019 and 2018, respectively.
Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018
Comparative results from GMLB Riders were unfavorable by $1.3 billion.
This decrease was primarily driven by:

•	the unfavorable change in the fair value of the embedded derivative liability reserves and

•	higher losses in the GMLB Hedging Program
partially offset by

•	a net favorable change in GMLB DAC related to capital market factors and

•	favorable changes in the ceded reinsurance.
The unfavorable change in the embedded derivative liabilities was driven primarily by lower interest rates in the current period compared to higher interest rates in the prior period and the impact of capital market changes to the adjustment for non-performance risk and risk margins. While higher relative equity markets favorably impacted the fair value of the variable annuity liability reserves, this impact was largely offset by the unfavorable impact that the higher equity markets had on the fair value of the Shield Annuities reserves.
Higher losses in the GMLB Hedging Program resulted as unfavorable changes from higher relative equity markets exceeded the favorable changes due to lower interest rates in the current period compared to the prior period.

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

•	whether the operational, strategic and other benefits of the Separation can be achieved, and our ability to implement our business strategy;

•	our ability to attract and retain key personnel; and

•	other factors described in our 2018 Annual Report, our subsequent Quarterly Reports on Form 10-Q, and from time to time in documents that we file with the SEC.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2018 Annual Report, our subsequent Quarterly Reports on Form 10-Q, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our other subsequent SEC filings. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2019.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements included in this report. There have been no new material legal proceedings and no material developments in legal proceedings previously disclosed in the 2018 Annual Report.
Item 1A. Risk Factors
We discuss in this report, in the 2018 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included in this report. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2018 Annual Report, as amended or supplemented by such information in our subsequent Quarterly Reports on Form 10-Q.

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

Exhibit No.	Description
10.1*	First Amended and Restated Investment Management Agreement, dated as of July 17, 2019, by and between Brighthouse Services, LLC and MetLife Investment Management, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Filed herewith.
** Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTHOUSE LIFE INSURANCE COMPANY

By:		/s/ Lynn A. Dumais
	Name:	Lynn A. Dumais
	Title:	Vice President and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)
Date: August 7, 2019