Form 10-Q
period 2019-09-30
BRIGHTHOUSE LIFE INSURANCE Co
filed 2019-11-06
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of November 6, 2019, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at September 30, 2019 (Unaudited) and December 31, 2018 and for the Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance	11
	Note 4 — Investments	12
	Note 5 — Derivatives	22
	Note 6 — Fair Value	30
	Note 7 — Long-term Debt	39
	Note 8 — Equity	39
	Note 9 — Other Revenues and Other Expenses	41
	Note 10 — Contingencies, Commitments and Guarantees	42
	Note 11 — Related Party Transactions	44
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 4.	Controls and Procedures	57

Part II — Other Information
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 6.	Exhibits	58

Signatures		59

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2019 (Unaudited) and December 31, 2018
(In millions, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $62,138 and $59,672, respectively)	$69,676	$61,348
Equity securities, at estimated fair value	148	140
Mortgage loans (net of valuation allowances of $64 and $56, respectively)	15,269	13,596
Policy loans	915	1,001
Real estate limited partnerships and limited liability companies	458	451
Other limited partnership interests	1,894	1,839
Short-term investments, principally at estimated fair value	1,483	—
Other invested assets, principally at estimated fair value	4,738	3,037
Total investments	94,581	81,412
Cash and cash equivalents	3,720	3,494
Accrued investment income	709	704
Premiums, reinsurance and other receivables	13,847	13,113
Deferred policy acquisition costs and value of business acquired	4,711	5,086
Current income tax recoverable	21	1
Other assets	476	509
Separate account assets	96,782	91,511
Total assets	$214,847	$195,830
Liabilities and Equity
Liabilities
Future policy benefits	$39,232	$35,588
Policyholder account balances	44,325	39,330
Other policy-related balances	2,778	2,728
Payables for collateral under securities loaned and other transactions	5,271	5,047
Long-term debt	845	434
Current income tax payable	—	2
Deferred income tax liability	1,680	944
Other liabilities	4,112	3,455
Separate account liabilities	96,782	91,511
Total liabilities	195,025	179,039
Contingencies, Commitments and Guarantees (Note 10)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	19,073	19,073
Retained earnings (deficit)	(2,873)	(3,090)
Accumulated other comprehensive income (loss)	3,532	718
Total Brighthouse Life Insurance Company’s stockholder’s equity	19,807	16,776
Noncontrolling interests	15	15
Total equity	19,822	16,791
Total liabilities and equity	$214,847	$195,830
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Premiums	$206	$218	$649	$653
Universal life and investment-type product policy fees	725	826	2,190	2,447
Net investment income	904	828	2,610	2,400
Other revenues	68	73	199	222
Net investment gains (losses)	14	(42)	60	(120)
Net derivative gains (losses)	984	(665)	(218)	(1,230)
Total revenues	2,901	1,238	5,490	4,372
Expenses
Policyholder benefits and claims	1,282	805	2,836	2,312
Interest credited to policyholder account balances	263	265	771	785
Amortization of deferred policy acquisition costs and value of business acquired	184	66	358	582
Other expenses	464	509	1,353	1,353
Total expenses	2,193	1,645	5,318	5,032
Income (loss) before provision for income tax	708	(407)	172	(660)
Provision for income tax expense (benefit)	99	(108)	(46)	(195)
Net income (loss)	609	(299)	218	(465)
Less: Net income (loss) attributable to noncontrolling interests	—	—	1	—
Net income (loss) attributable to Brighthouse Life Insurance Company	$609	$(299)	$217	$(465)
Comprehensive income (loss)	$1,467	$(554)	$3,032	$(1,663)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$1,467	$(554)	$3,031	$(1,663)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$75	$19,073	$(3,090)	$718	$16,776	$15	$16,791
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(392)		(392)	1	(391)
Other comprehensive income (loss), net of income tax				1,956	1,956		1,956
Balance at June 30, 2019	75	19,073	(3,482)	2,674	18,340	15	18,355
Net income (loss)			609		609		609
Other comprehensive income (loss), net of income tax				858	858		858
Balance at September 30, 2019	$75	$19,073	$(2,873)	$3,532	$19,807	$15	$19,822

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$75	$19,073	$(4,132)	$1,837	$16,853	$15	$16,868
Cumulative effect of change in accounting principle and other, net of income tax			75	(79)	(4)		(4)
Balance at January 1, 2018	75	19,073	(4,057)	1,758	16,849	15	16,864
Net income (loss)			(166)		(166)		(166)
Other comprehensive income (loss), net of income tax				(943)	(943)		(943)
Balance at June 30, 2018	75	19,073	(4,223)	815	15,740	15	15,755
Net income (loss)			(299)		(299)		(299)
Other comprehensive income (loss), net of income tax				(255)	(255)		(255)
Balance at September 30, 2018	$75	$19,073	$(4,522)	$560	$15,186	$15	$15,201

See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$1,643	$1,960
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	11,160	11,533
Equity securities	29	15
Mortgage loans	924	443
Real estate limited partnerships and limited liability companies	2	87
Other limited partnership interests	203	137
Purchases of:
Fixed maturity securities	(12,982)	(11,802)
Equity securities	(3)	(1)
Mortgage loans	(2,625)	(2,771)
Real estate limited partnerships and limited liability companies	(13)	(31)
Other limited partnership interests	(308)	(194)
Cash received in connection with freestanding derivatives	1,178	1,140
Cash paid in connection with freestanding derivatives	(1,704)	(2,284)
Issuance of loan to affiliate	—	(2)
Net change in policy loans	86	80
Net change in short-term investments	(1,477)	154
Net change in other invested assets	21	35
Net cash provided by (used in) investing activities	(5,509)	(3,461)
Cash flows from financing activities
Policyholder account balances:
Deposits	5,279	4,259
Withdrawals	(1,963)	(2,129)
Net change in payables for collateral under securities loaned and other transactions	224	(125)
Long-term debt issued	412	200
Long-term debt repaid	(1)	(9)
Financing element on certain derivative instruments and other derivative related transactions, net	179	(386)
Other, net	(38)	(39)
Net cash provided by (used in) financing activities	4,092	1,771
Change in cash, cash equivalents and restricted cash	226	270
Cash, cash equivalents and restricted cash, beginning of period	3,494	1,363
Cash, cash equivalents and restricted cash, end of period	$3,720	$1,633
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$30	$2
Income tax	$—	$3

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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s financial statements. There were no ASUs adopted during 2019 that had a material impact on the Company’s financial statements.
ASUs issued but not yet adopted as of September 30, 2019 are summarized in the table below.

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
The amendments were originally effective on January 1, 2021. On October 16, 2019, the FASB voted to change the effective date of the ASU to January 1, 2022.
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
		January 1, 2020 using the modified retrospective method (with early adoption permitted beginning January 1, 2019)	The Company expects to reduce retained earnings upon adoption due to an increase in its allowance for credit losses; the amount is not expected to be material.

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
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, long-term care and workers’ compensation business reinsured through 100% quota share reinsurance agreements, and term life insurance sold direct to consumers, which is no longer being offered for new sales.
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

The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits related to GMIBs (“GMIB Costs”);

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

Set forth in the tables below are the operating results with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2019 and 2018.

	Operating Results
Three Months Ended September 30, 2019	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$247	$88	$(543)	$(70)	$(278)
Provision for income tax expense (benefit)	50	18	(117)	(60)	(109)
Post-tax adjusted earnings	197	70	(426)	(10)	(169)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$197	$70	$(426)	$(10)	(169)
Adjustments for:
Net investment gains (losses)					14
Net derivative gains (losses)					984
Other adjustments to net income					(12)
Provision for income tax (expense) benefit					(208)
Net income (loss) attributable to Brighthouse Life Insurance Company					$609

Interest revenue	$458	$101	$327	$18
Interest expense	$—	$—	$—	$17

	Operating Results
Three Months Ended September 30, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$469	$52	$(135)	$(120)	$266
Provision for income tax expense (benefit)	81	10	(29)	(30)	32
Post-tax adjusted earnings	388	42	(106)	(90)	234
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$388	$42	$(106)	$(90)	234
Adjustments for:
Net investment gains (losses)					(42)
Net derivative gains (losses)					(665)
Other adjustments to net income					34
Provision for income tax (expense) benefit					140
Net income (loss) attributable to Brighthouse Life Insurance Company					$(299)

Interest revenue	$395	$96	$322	$12
Interest expense	$—	$—	$—	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Operating Results
Nine Months Ended September 30, 2019	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$915	$185	$(587)	$(210)	$303
Provision for income tax expense (benefit)	172	38	(127)	(102)	(19)
Post-tax adjusted earnings	743	147	(460)	(108)	322
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$743	$147	$(460)	$(109)	321
Adjustments for:
Net investment gains (losses)					60
Net derivative gains (losses)					(218)
Other adjustments to net income					27
Provision for income tax (expense) benefit					27
Net income (loss) attributable to Brighthouse Life Insurance Company					$217

Interest revenue	$1,344	$284	$942	$40
Interest expense	$—	$—	$—	$43

	Operating Results
Nine Months Ended September 30, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$979	$142	$(79)	$(175)	$867
Provision for income tax expense (benefit)	168	28	(18)	(53)	125
Post-tax adjusted earnings	811	114	(61)	(122)	742
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$811	$114	$(61)	$(122)	742
Adjustments for:
Net investment gains (losses)					(120)
Net derivative gains (losses)					(1,230)
Other adjustments to net income					(177)
Provision for income tax (expense) benefit					320
Net income (loss) attributable to Brighthouse Life Insurance Company					$(465)

Interest revenue	$1,128	$276	$979	$29
Interest expense	$—	$—	$—	$2

The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Annuities	$1,037	$995	$3,052	$2,957
Life	278	307	807	885
Run-off	484	536	1,487	1,594
Corporate & Other	40	41	110	108
Adjustments	1,062	(641)	34	(1,172)
Total	$2,901	$1,238	$5,490	$4,372

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2019	December 31, 2018
	(In millions)
Annuities	$150,615	$137,079
Life	15,553	14,928
Run-off	36,096	32,390
Corporate & Other	12,583	11,433
Total	$214,847	$195,830

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
The Company also has universal and variable life insurance contracts with secondary guarantees.
Information regarding the Company’s guarantee exposure was as follows at:

	September 30, 2019				December 31, 2018
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$97,460		$55,859		$92,794		$53,330
Separate account value	$92,798		$54,801		$88,065		$52,225
Net amount at risk	$7,335	(4)	$4,729	(5)	$10,945	(4)	$3,903	(5)
Average attained age of contract holders	69 years		69 years		69 years		68 years

	September 30, 2019	December 31, 2018
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$6,000	$6,099
Net amount at risk (6)	$71,641	$73,131
Average attained age of policyholders	66 years	65 years

Variable Life Contracts
Total account value (3)	$1,072	$954
Net amount at risk (6)	$12,345	$13,040
Average attained age of policyholders	45 years	45 years
__________________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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
Fixed Maturity Securities Available-for-sale (“AFS”)
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector at:

	September 30, 2019					December 31, 2018
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities:
U.S. corporate	$27,409	$2,972	$74	$—	$30,307	$23,902	$816	$659	$—	$24,059
U.S. government and agency	5,387	2,203	—	—	7,590	7,503	1,251	110	—	8,644
RMBS	8,634	513	12	(5)	9,140	8,309	246	122	(2)	8,435
Foreign corporate	8,922	675	109	—	9,488	8,044	157	306	—	7,895
CMBS	5,208	340	3	—	5,545	5,177	42	87	(1)	5,133
State and political subdivision	3,205	765	—	—	3,970	3,202	399	15	—	3,586
ABS	1,894	27	10	—	1,911	2,120	13	22	—	2,111
Foreign government	1,479	251	5	—	1,725	1,415	101	31	—	1,485
Total fixed maturity securities	$62,138	$7,746	$213	$(5)	$69,676	$59,672	$3,025	$1,352	$(3)	$61,348

__________________

(1)
Noncredit OTTI losses included in accumulated other comprehensive income (loss) (“AOCI”) in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities.

The Company held no non-income producing fixed maturity securities at September 30, 2019. The Company held non-income producing fixed maturity securities with an estimated fair value of less than $1 million at December 31, 2018.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2019:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,873	$6,610	$12,382	$25,537	$15,736	$62,138
Estimated fair value	$1,877	$6,803	$13,211	$31,189	$16,596	$69,676

__________________

(1)
Structured securities include residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”).

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

	September 30, 2019				December 31, 2018
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$1,541	$42	$404	$32	$10,450	$465	$2,290	$194
U.S. government and agency	75	—	—	—	359	7	1,355	103
RMBS	524	3	411	4	1,550	21	2,567	99
Foreign corporate	831	28	581	81	3,916	199	746	107
CMBS	102	—	190	3	2,264	52	800	34
State and political subdivision	15	—	8	—	346	7	158	8
ABS	445	3	504	7	1,407	21	70	1
Foreign government	52	5	—	—	520	25	132	6
Total fixed maturity securities	$3,585	$81	$2,098	$127	$20,812	$797	$8,118	$552
Total number of securities in an unrealized loss position	669		309		2,988		1,022

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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at September 30, 2019.
Gross unrealized losses on fixed maturity securities decreased $1.1 billion during the nine months ended September 30, 2019 to $208 million. The decrease in gross unrealized losses for the nine months ended September 30, 2019 was primarily attributable to decreasing longer-term interest rates and narrowing credit spreads.
At September 30, 2019, $10 million of the total $208 million of gross unrealized losses were from eleven fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2019		December 31, 2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$9,446	61.9%	$8,502	62.6%
Agricultural	3,228	21.1	2,874	21.1
Residential	2,659	17.4	2,276	16.7
Subtotal (1)	15,333	100.4	13,652	100.4
Valuation allowances (2)	(64)	(0.4)	(56)	(0.4)
Total mortgage loans, net	$15,269	100.0%	$13,596	100.0%
__________________

(1)
Purchases of mortgage loans from third parties were $159 million and $722 million for the three months and nine months ended September 30, 2019, respectively, and $816 million and $1.4 billion for the three months and nine months ended September 30, 2018, respectively, and were primarily comprised of residential mortgage loans.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
September 30, 2019
Loan-to-value ratios:
Less than 65%	$8,328	$128	$141	$8,597	91.0%	$9,083	91.2%
65% to 75%	684	18	—	702	7.4	729	7.3
76% to 80%	138	—	9	147	1.6	146	1.5
Total	$9,150	$146	$150	$9,446	100.0%	$9,958	100.0%

December 31, 2018
Loan-to-value ratios:
Less than 65%	$7,444	$89	$34	$7,567	89.0%	$7,642	89.0%
65% to 75%	762	—	24	786	9.2	797	9.3
76% to 80%	141	—	8	149	1.8	145	1.7
Total	$8,347	$89	$66	$8,502	100.0%	$8,584	100.0%

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	September 30, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$2,983	92.4%	$2,551	88.8%
65% to 75%	244	7.6	322	11.2
76% to 80%	1	—	1	—
Total	$3,228	100.0%	$2,874	100.0%

The estimated fair value of agricultural mortgage loans was $3.3 billion and $2.9 billion at September 30, 2019 and December 31, 2018, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	September 30, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$2,621	98.6%	$2,240	98.4%
Nonperforming	38	1.4	36	1.6
Total	$2,659	100.0%	$2,276	100.0%

The estimated fair value of residential mortgage loans was $2.7 billion and $2.3 billion at September 30, 2019 and December 31, 2018, respectively.
Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both September 30, 2019 and December 31, 2018. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial mortgage loans past due or in nonaccrual status at either September 30, 2019 or December 31, 2018. Agricultural mortgage loans past due totaled $7 million and less than $1 million at September 30, 2019 and December 31, 2018, respectively. The Company had no agricultural mortgage loans in nonaccrual status at either September 30, 2019 or December 31, 2018. Residential mortgage loans past due and in nonaccrual status totaled $38 million and $36 million at September 30, 2019 and December 31, 2018, respectively. During the three months and nine months ended September 30, 2019 and 2018, the Company did not have a significant number of mortgage loans modified in a troubled debt restructuring.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2019	December 31, 2018
	(In millions)
Fixed maturity securities	$7,538	$1,679
Derivatives	399	253
Other	(15)	(15)
Subtotal	7,922	1,917
Amounts allocated from:
Future policy benefits	(3,049)	(885)
DAC, VOBA and DSI	(373)	(90)
Subtotal	(3,422)	(975)
Deferred income tax benefit (expense)	(945)	(198)
Net unrealized investment gains (losses)	$3,555	$744

The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2019
(In millions)
Balance, December 31, 2018	$744
Unrealized investment gains (losses) during the period	6,005
Unrealized investment gains (losses) relating to:
Future policy benefits	(2,164)
DAC, VOBA and DSI	(283)
Deferred income tax benefit (expense)	(747)
Balance, September 30, 2019	$3,555
Change in net unrealized investment gains (losses)	$2,811

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2019 and December 31, 2018.
Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2019	December 31, 2018
	(In millions)
Securities on loan: (1)
Amortized cost	$2,055	$3,056
Estimated fair value	$3,214	$3,628
Cash collateral received from counterparties (2)	$3,244	$3,646
Security collateral received from counterparties (3)	$35	$55
Reinvestment portfolio — estimated fair value	$3,354	$3,658
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2019				December 31, 2018
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
(In millions)
U.S. government and agency	$1,561	$1,283	$400	$3,244	$1,474	$1,823	$349	$3,646
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2019 was $1.5 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. and foreign corporate securities, ABS, non-agency RMBS and U.S. government and agency securities) with 55% invested in agency RMBS, cash and cash equivalents and U.S. government and agency securities at September 30, 2019. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value at:

	September 30, 2019	December 31, 2018
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$9,439	$8,172
Invested assets held in trust (reinsurance agreements) (2)	4,429	3,455
Invested assets pledged as collateral (3)	3,469	3,340
Total invested assets on deposit, held in trust and pledged as collateral	$17,337	$14,967
__________________

(1)
The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $75 million and $55 million of the assets on deposit balance represents restricted cash at September 30, 2019 and December 31, 2018, respectively.

(2)
The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions. $132 million and $87 million of the assets held in trust balance represents restricted cash at September 30, 2019 and December 31, 2018, respectively.

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at September 30, 2019 or December 31, 2018.
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
The carrying amount and maximum exposure to loss related to the VIEs in which the Company concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	September 30, 2019		December 31, 2018
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$13,246	$12,475	$12,848	$12,848
Limited partnerships and LLCs	1,833	3,052	1,743	3,130
Total	$15,079	$15,527	$14,591	$15,978

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Investment income:
Fixed maturity securities	$654	$624	$1,962	$1,857
Equity securities	1	1	6	5
Mortgage loans	172	137	505	381
Policy loans	12	12	34	50
Real estate limited partnerships and limited liability companies	12	12	32	36
Other limited partnership interests	68	70	143	159
Cash, cash equivalents and short-term investments	25	5	52	15
Other	10	20	28	40
Subtotal	954	881	2,762	2,543
Less: Investment expenses	50	53	152	143
Net investment income	$904	$828	$2,610	$2,400

See “— Related Party Investment Transactions” for discussion of related party investment expenses.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Fixed maturity securities	$16	$(34)	$63	$(137)
Equity securities	3	(2)	14	(5)
Mortgage loans	(1)	(5)	(8)	(12)
Real estate limited partnerships and limited liability companies	—	—	—	42
Other limited partnership interests	(3)	—	(8)	—
Other	(1)	(1)	(1)	(8)
Total net investment gains (losses)	$14	$(42)	$60	$(120)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Proceeds	$1,371	$3,070	$8,007	$8,358
Gross investment gains	$31	$57	$194	$69
Gross investment losses	(15)	(91)	(131)	(206)
Net investment gains (losses)	$16	$(34)	$63	$(137)

Related Party Investment Transactions
The Company receives investment administrative services from MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), which was considered a related party investment manager until the completion of the MetLife Divestiture. The related investment administrative service charges were $0 and $49 million for the three months and nine months ended September 30, 2018, respectively. All of the charges reported as related party activity in 2018 occurred prior to the MetLife Divestiture. See Note 1 regarding the MetLife Divestiture.
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
Interest rate forwards: The Company uses interest rate forwards to hedge minimum guarantees embedded in universal life products. Interest rate forwards are used in cash flow and nonqualifying hedging relationships.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, held at:

		September 30, 2019			December 31, 2018
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$460	$51	$—	$—	$—	$—
Foreign currency swaps	Foreign currency exchange rate	2,674	304	16	2,461	200	30
Total qualifying hedges		3,134	355	16	2,461	200	30
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	8,730	1,049	32	10,747	528	558
Interest rate caps	Interest rate	3,350	2	—	3,350	21	—
Interest rate futures	Interest rate	—	—	—	53	—	—
Interest rate options	Interest rate	27,250	1,771	375	17,168	168	61
Interest rate forwards	Interest rate	4,143	241	15	—	—	—
Foreign currency swaps	Foreign currency exchange rate	1,066	143	13	1,398	99	18
Foreign currency forwards	Foreign currency exchange rate	118	2	—	125	—	—
Credit default swaps — purchased	Credit	12	—	—	98	3	—
Credit default swaps — written	Credit	1,712	30	—	1,798	14	3
Equity futures	Equity market	—	—	—	169	—	—
Equity index options	Equity market	46,098	766	1,503	45,815	1,372	1,207
Equity variance swaps	Equity market	5,574	95	249	5,574	80	232
Equity total return swaps	Equity market	5,037	41	33	3,920	280	3
Total non-designated or nonqualifying derivatives		103,090	4,140	2,220	90,215	2,565	2,082
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	303	—	N/A	228	—
Direct guaranteed minimum benefits	Other	N/A	—	2,250	N/A	—	1,546
Direct index-linked annuities	Other	N/A	—	1,566	N/A	—	488
Assumed guaranteed minimum benefits	Other	N/A	—	541	N/A	—	386
Assumed index-linked annuities	Other	N/A	—	316	N/A	—	96
Total embedded derivatives		N/A	303	4,673	N/A	228	2,516
Total		$106,224	$4,798	$6,909	$92,676	$2,993	$4,628

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2019 and December 31, 2018. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in ASC 815; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended September 30, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$—	$—	$1	$—	$51
Foreign currency exchange rate derivatives	—	—	9	—	106
Total cash flow hedges	—	—	10	—	157
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	1,656	—	—	—	—
Foreign currency exchange rate derivatives	49	(2)	—	—	—
Credit derivatives	2	—	—	—	—
Equity derivatives	(18)	—	—	—	—
Embedded derivatives	(703)	—	—	—	—
Total non-qualifying hedges	986	(2)	—	—	—
Total	$986	$(2)	$10	$—	$157
Three Months Ended September 30, 2018
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate derivatives	$(2)	$2	$—	$—	$—
Total fair value hedges	(2)	2	—	—	—
Cash flow hedges:
Interest rate derivatives	45	—	1	—	(3)
Foreign currency exchange rate derivatives		—	6	—	(4)
Total cash flow hedges	45	—	7	—	(7)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(266)	—	—	—	—
Foreign currency exchange rate derivatives	6	(2)	—	—	—
Credit derivatives	11	—	—	—	—
Equity derivatives	(446)	—	—	—	—
Embedded derivatives	(13)	—	—	(2)	—
Total non-qualifying hedges	(708)	(2)	—	(2)	—
Total	$(665)	$—	$7	$(2)	$(7)

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
	(In millions)
Nine Months Ended September 30, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$28	$—	$2	$—	$51
Foreign currency exchange rate derivatives	20	(23)	25	—	145
Total cash flow hedges	48	(23)	27	—	196
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	2,905	—	—	—	—
Foreign currency exchange rate derivatives	71	(6)	—	—	—
Credit derivatives	31	—	—	—	—
Equity derivatives	(1,808)	—	—	—	—
Embedded derivatives	(1,436)	—	—	—	—
Total non-qualifying hedges	(237)	(6)	—	—	—
Total	$(189)	$(29)	$27	$—	$196
Nine Months Ended September 30, 2018
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate derivatives	$(12)	$12	$1	$—	$—
Total fair value hedges	(12)	12	1	—	—
Cash flow hedges:
Interest rate derivatives	62	—	4	—	(5)
Foreign currency exchange rate derivatives	(1)	—	17	—	33
Total cash flow hedges	61	—	21	—	28
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(1,190)	—	—	—	—
Foreign currency exchange rate derivatives	29	(4)	—	—	—
Credit derivatives	7	—	—	—	—
Equity derivatives	(904)	—	—	—	—
Embedded derivatives	771	—	—	(4)	—
Total non-qualifying hedges	(1,287)	(4)	—	(4)	—
Total	$(1,238)	$8	$22	$(4)	$28
At September 30, 2019 and December 31, 2018, the balance in AOCI associated with cash flow hedges was $399 million and $253 million, respectively.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2019			December 31, 2018
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$9	$615	2.4	$8	$689	2.0
Baa	21	1,097	5.3	3	1,109	5.0
Total	$30	$1,712	4.3	$11	$1,798	3.9
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Off-balance Sheet Securities Collateral (3)	Net Amount After Securities Collateral
	(In millions)
September 30, 2019
Derivative assets	$4,555	$(1,599)	$(1,831)	$1,125	$(1,088)	$37
Derivative liabilities	$2,232	$(1,599)	$—	$633	$(633)	$—
December 31, 2018
Derivative assets	$2,820	$(1,671)	$(1,053)	$96	$(83)	$13
Derivative liabilities	$2,104	$(1,671)	$—	$433	$(433)	$—
__________________

(1)	Represents amounts subject to an enforceable master netting agreement or similar agreement.

(2)	The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreement.

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

	September 30, 2019	December 31, 2018
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$633	$433
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$1,250	$797
__________________

(1)	After taking into consideration the existence of netting agreements.

(2)
Substantially all of the Company’s collateral arrangements provide for daily posting of collateral for the full value of the derivative contract. As a result, if the credit contingent provisions of derivative contracts in a net liability position were triggered, minimal additional assets would be required to be posted as collateral or needed to settle the instruments immediately.

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

	September 30, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$29,875	$432	$30,307
U.S. government and agency	1,570	6,020	—	7,590
RMBS	—	9,063	77	9,140
Foreign corporate	—	9,112	376	9,488
CMBS	—	5,511	34	5,545
State and political subdivision	—	3,897	73	3,970
ABS	—	1,847	64	1,911
Foreign government	—	1,725	—	1,725
Total fixed maturity securities	1,570	67,050	1,056	69,676
Equity securities	11	133	4	148
Short-term investments	1,018	465	—	1,483
Derivative assets: (1)
Interest rate	—	3,114	—	3,114
Foreign currency exchange rate	—	436	13	449
Credit	—	21	9	30
Equity market	—	803	99	902
Total derivative assets	—	4,374	121	4,495
Embedded derivatives within asset host contracts (2)	—	—	303	303
Separate account assets	224	96,558	—	96,782
Total assets	$2,823	$168,580	$1,484	$172,887
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$422	$—	$422
Foreign currency exchange rate	—	28	1	29
Equity market	—	1,534	251	1,785
Total derivative liabilities	—	1,984	252	2,236
Embedded derivatives within liability host contracts (2)	—	—	4,673	4,673
Total liabilities	$—	$1,984	$4,925	$6,909

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
The Company reviews outputs of the valuation service providers’ controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2019.
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

					September 30, 2019			December 31, 2018			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.02%	-	11.31%	0.02%	-	11.31%	Decrease (1)
			•	Lapse rates	0.25%	-	16.00%	0.25%	-	16.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.50%	-	22.00%	16.50%	-	22.00%	Increase (5)
			•	Nonperformance risk spread	0.61%	-	2.37%	1.91%	-	2.66%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended September 30, 2019
Balance, beginning of period	$748	$108	$74	$—	$4	$—	$(134)	$(3,450)	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	—	—	—	(2)	(703)	—
Total realized/unrealized gains (losses) included in AOCI	—	1	—	—	—	—	3	—	—
Purchases (7)	117	61	—	—	—	—	—	—	—
Sales (7)	(22)	(6)	(1)	—	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(217)	—
Transfers into Level 3 (8)	49	29	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(84)	(18)	—	—	—	—	2	—	—
Balance, end of period	$808	$175	$73	$—	$4	$—	$(131)	$(4,370)	$—
Three Months Ended September 30, 2018
Balance, beginning of period	$1,815	$1,261	$8	$—	$120	$—	$(284)	$(1,498)	$4
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	10	2	—	(2)	—	(4)	(15)	—
Total realized/unrealized gains (losses) included in AOCI	(44)	(8)	(2)	—	—	—	—	—	—
Purchases (7)	56	287	—	—	—	—	—	—	1
Sales (7)	(50)	(114)	(6)	—	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(152)	—
Transfers into Level 3 (8)	20	3	—	—	9	—	—	—	—
Transfers out of Level 3 (8)	(208)	(170)	(2)	—	(5)	—	—	—	(1)
Balance, end of period	$1,589	$1,269	$—	$—	$122	$—	$(288)	$(1,665)	$4
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019 (9)	$—	$—	$—	$—	$—	$—	$(2)	$(778)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (9)	$—	$4	$—	$—	$—	$—	$(4)	$(13)	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Nine Months Ended September 30, 2019
Balance, beginning of period	$711	$174	$74	$—	$3	$—	$(122)	$(2,288)	$1
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	1	—	—	—	—	(10)	(1,436)	—
Total realized/unrealized gains (losses) included in AOCI	11	3	—	—	—	—	5		—
Purchases (7)	178	74	—	—	—	—	—	—	—
Sales (7)	(78)	(24)	(1)	—	—	—	—	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(646)	—
Transfers into Level 3 (8)	147	92	—	—	1	—	—	—	—
Transfers out of Level 3 (8)	(161)	(145)	—	—	—	—	(4)	—	—
Balance, end of period	$808	$175	$73	$—	$4	$—	$(131)	$(4,370)	$—
Nine Months Ended September 30, 2018
Balance, beginning of period	$1,937	$1,222	$—	$5	$124	$14	$(279)	$(2,007)	$5
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	2	21	—	—	(4)	—	(12)	767	—
Total realized/unrealized gains (losses) included in AOCI	(118)	(10)	—	—	—	—	—	—	—
Purchases (7)	164	339	—	—	—	—	3	—	1
Sales (7)	(183)	(227)	—	—	(3)	(14)	—	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(425)	(1)
Transfers into Level 3 (8)	20	—	—	—	10	—	—	—	—
Transfers out of Level 3 (8)	(233)	(76)	—	(5)	(5)	—	—	—	—
Balance, end of period	$1,589	$1,269	$—	$—	$122	$—	$(288)	$(1,665)	$4
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019 (9)	$—	$1	$—	$—	$—	$—	$(11)	$(1,647)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (9)	$(1)	$14	$—	$—	$(4)	$—	$(12)	$739	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(3)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$15,269	$—	$—	$15,980	$15,980
Policy loans	$915	$—	$518	$522	$1,040
Other invested assets	$63	$—	$50	$13	$63
Premiums, reinsurance and other receivables	$1,612	$—	$46	$1,982	$2,028
Liabilities
Policyholder account balances	$15,469	$—	$—	$15,682	$15,682
Long-term debt	$845	$—	$40	$887	$927
Other liabilities	$898	$—	$553	$349	$902
Separate account liabilities	$1,122	$—	$1,122	$—	$1,122

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
8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, June 30, 2019	$2,521	$172	$(19)	$2,674
OCI before reclassifications	952	157	(4)	1,105
Deferred income tax benefit (expense)	(200)	(33)	—	(233)
AOCI before reclassifications, net of income tax	3,273	296	(23)	3,546
Amounts reclassified from AOCI	(17)	(1)	—	(18)
Deferred income tax benefit (expense)	3	1	—	4
Amounts reclassified from AOCI, net of income tax	(14)	—	—	(14)
Balance, September 30, 2019	$3,259	$296	$(23)	$3,532

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

	Three Months Ended September 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, June 30, 2018	$671	$162	$(18)	$815
OCI before reclassifications	(298)	(7)	(8)	(313)
Deferred income tax benefit (expense)	61	2	1	64
AOCI before reclassifications, net of income tax	434	157	(25)	566
Amounts reclassified from AOCI	37	(46)	—	(9)
Deferred income tax benefit (expense)	(8)	11	—	3
Amounts reclassified from AOCI, net of income tax	29	(35)	—	(6)
Balance, September 30, 2018	$463	$122	$(25)	$560

	Nine Months Ended September 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, December 31, 2018	$564	$180	$(26)	$718
OCI before reclassifications	3,452	196	3	3,651
Deferred income tax benefit (expense)	(725)	(41)	—	(766)
AOCI before reclassifications, net of income tax	3,291	335	(23)	3,603
Amounts reclassified from AOCI	(40)	(50)	—	(90)
Deferred income tax benefit (expense)	8	11	—	19
Amounts reclassified from AOCI, net of income tax	(32)	(39)	—	(71)
Balance, September 30, 2019	$3,259	$296	$(23)	$3,532

	Nine Months Ended September 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance, December 31, 2017	$1,709	$151	$(23)	$1,837
Cumulative effect of change in accounting principle, net of income tax	(79)	—	—	(79)
Balance, January 1, 2018	1,630	151	(23)	1,758
OCI before reclassifications	(1,633)	28	(2)	(1,607)
Deferred income tax benefit (expense)	361	(6)	—	355
AOCI before reclassifications, net of income tax	358	173	(25)	506
Amounts reclassified from AOCI	136	(65)	—	71
Deferred income tax benefit (expense)	(31)	14	—	(17)
Amounts reclassified from AOCI, net of income tax	105	(51)	—	54
Balance, September 30, 2018	$463	$122	$(25)	$560
__________________

(1)	See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$17	$(36)	$67	$(136)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	—	—	1	Net investment income
Net unrealized investment gains (losses)	—	(1)	(27)	(1)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	17	(37)	40	(136)
Income tax (expense) benefit	(3)	8	(8)	31
Net unrealized investment gains (losses), net of income tax	14	(29)	32	(105)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	15	28	31	Net derivative gains (losses)
Interest rate swaps	1	—	2	2	Net investment income
Interest rate forwards	—	30	—	31	Net derivative gains (losses)
Interest rate forwards	—	1	—	2	Net investment income
Foreign currency swaps	—	—	20	(1)	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	1	46	50	65
Income tax (expense) benefit	(1)	(11)	(11)	(14)
Gains (losses) on cash flow hedges, net of income tax	—	35	39	51
Total reclassifications, net of income tax	$14	$6	$71	$(54)

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
Other revenues consisted primarily of 12b-1 fees of $60 million and $179 million for the three months and nine months ended September 30, 2019, respectively, and $65 million and $195 million for the three months and nine months ended September 30, 2018, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Compensation	$71	$63	$217	$213
Contracted services and other labor costs	66	53	162	152
Transition services agreements	62	67	189	206
Establishment costs	20	100	93	100
Premium and other taxes, licenses and fees	14	11	30	51
Separate account fees	—	—	2	1
Volume related costs, excluding compensation, net of DAC capitalization	144	154	436	462
Interest expense on debt	17	—	43	2
Other	70	61	181	166
Total other expenses	$464	$509	$1,353	$1,353

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2019.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of September 30, 2019, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters was not material.

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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $235 million and $492 million at September 30, 2019 and December 31, 2018, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.9 billion at both September 30, 2019 and December 31, 2018.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)

Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from $6 million to $122 million, with a cumulative maximum of $128 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $1 million and $2 million at September 30, 2019 and December 31, 2018, respectively, for indemnities, guarantees and commitments.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)

Information regarding the significant effects of reinsurance with New England Life Insurance Company (“NELICO”) and former MetLife affiliates included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Premiums
Reinsurance assumed	$(1)	$1	$—	$8
Reinsurance ceded	—	—	—	(201)
Net premiums	$(1)	$1	$—	$(193)
Universal life and investment-type product policy fees
Reinsurance assumed	$2	$2	$5	$49
Reinsurance ceded	—	—	—	1
Net universal life and investment-type product policy fees	$2	$2	$5	$50
Other revenues
Reinsurance assumed	$1	$—	$2	$1
Reinsurance ceded	—	—	—	18
Net other revenues	$1	$—	$2	$19
Policyholder benefits and claims
Reinsurance assumed	$8	$8	$25	$38
Reinsurance ceded	—	—	—	(177)
Net policyholder benefits and claims	$8	$8	$25	$(139)
Information regarding the significant effects of reinsurance with NELICO and former MetLife affiliates included on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2019		December 31, 2018
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$21	$—	$21	$—
Liabilities
Policyholder account balances	$542	$—	$386	$—
Other policy-related balances	$10	$—	$14	$—
Other liabilities	$(26)	$—	$(38)	$—

The Company assumes risks from NELICO related to guaranteed minimum benefits written directly by the cedent. The assumed reinsurance agreements contain embedded derivatives and changes in the estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $542 million and $386 million at September 30, 2019 and December 31, 2018, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($106) million and ($154) million for the three months and nine months ended September 30, 2019, respectively, and $33 million and $150 million for the three months and nine months ended September 30, 2018, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)

Shared Services and Overhead Allocations
Brighthouse affiliates currently provide and previously MetLife provided the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Costs incurred under these arrangements with Brighthouse affiliates, as well as with MetLife prior to the MetLife Divestiture, were $274 million and $846 million for the three months and nine months ended September 30, 2019, respectively, and $386 million and $887 million for the three months and nine months ended September 30, 2018, respectively, and were recorded in other expenses. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $56 million and $165 million for the three months and nine months ended September 30, 2019, respectively, and $59 million and $179 million for the three months and nine months ended September 30, 2018, respectively.
The Company had net receivables (payables) from/to affiliates, related to the items discussed above, of ($93) million and ($50) million at September 30, 2019 and December 31, 2018, respectively.
Brighthouse affiliates incur costs related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company is charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes the method used to allocate expenses under this arrangement is reasonable, the allocated expenses may not be indicative of those of a stand-alone entity. If expenses were allocated to the Company under this arrangement as incurred by Brighthouse affiliates, the Company would not have incurred additional expenses for the three months and nine months ended September 30, 2019. The Company would have incurred additional expenses of $27 million and $56 million under this arrangement for the three months and nine months ended September 30, 2018, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $52 million and $153 million for the three months and nine months ended September 30, 2019, respectively, $55 million and $166 million for the three months and nine months ended September 30, 2018, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $397 million and $603 million for the three months and nine months ended September 30, 2019, respectively, and $214 million and $540 million for the three months and nine months ended September 30, 2018, respectively. The Company also had related party fee income receivables of $17 million at both September 30, 2019 and December 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC, which is a wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the unaudited interim condensed consolidated financial statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2019 (the “2018 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (the “First Quarter Form 10-Q”) filed with the SEC on May 8, 2019; (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (the “Second Quarter Form 10-Q”) filed with the SEC on August 7, 2019; and (v) our current reports on Form 8-K filed in 2019.
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
Regulatory Developments
We and our life insurance subsidiaries, Brighthouse Reinsurance Company of Delaware and BHNY, are regulated primarily at the state level, with some products and services also subject to federal regulation. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2018 Annual Report, as amended or supplemented herein and in our Second Quarter Form 10-Q under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — NAIC” and “ — Standard of Conduct Regulation.”
Standard of Conduct Regulation
As a result of overlapping efforts by the Department of Labor (the “DOL”), the National Association of Insurance Commissioners, individual states, and the SEC to impose fiduciary-like requirements in connection with the sale of annuities, life insurance policies and securities, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our business and the firms that distribute our products. While we manufacture annuity and life insurance products, we do not directly distribute our products to consumers. However, regulations establishing standards of conduct in connection with the distribution and sale of these products could affect our business by imposing greater compliance, oversight, disclosure and notification requirements on our distributors and/or us, which may in either case increase our costs or limit distribution of our products. Earlier this year, the DOL indicated that it may issue a new proposed rule on fiduciary investment advice under ERISA in 2019. At this time, we cannot predict the content or form of any such rule or its impact on our business, results of operations and financial condition. See “Business — Regulation — Standard of Conduct Regulation — Department of Labor Fiduciary Rule” and “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” in our 2018 Annual Report.
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

The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits related to GMIBs (“GMIB Costs”);

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

Results of Operations
Annual Actuarial Review
Generally, in the third quarter of each year we conduct an annual actuarial review (“AAR”). The most significant impact from the 2019 AAR reflected the change in the long-term general account earned rate for GAAP, which lowered the base 10-year U.S. Treasury rate from 4.25% to 3.75%, which had the largest impact to our ULSG business. For our variable annuity business, in addition to the update in the long-term general account earned rate, we updated assumptions regarding separate account fund allocations and volatility, as well as maintenance expenses. In our life business, we updated assumptions related to mortality and expenses.
Consolidated Results for the Nine Months Ended September 30, 2019 and 2018
Business Overview. Annuity sales increased 28% compared to the first nine months of 2018 driven by higher sales of our suite of structured annuities consisting of products marketed under various names (collectively, “Shield Annuities” or “Shield”), fixed indexed annuities and fixed annuities.
A significant portion of our net income is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Variable annuities separate account balances increased for the nine months ended September 30, 2019, compared to December 31, 2018, driven by positive equity market performance, partially offset by negative net flows and policy charges.
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Revenues
Premiums	$649	$653
Universal life and investment-type product policy fees	2,190	2,447
Net investment income	2,610	2,400
Other revenues	199	222
Net investment gains (losses)	60	(120)
Net derivative gains (losses)	(218)	(1,230)
Total revenues	5,490	4,372
Expenses
Policyholder benefits and claims	2,836	2,312
Interest credited to policyholder account balances	771	785
Capitalization of DAC	(271)	(233)
Amortization of DAC and VOBA	358	582
Interest expense on debt	43	2
Other expenses	1,581	1,584
Total expenses	5,318	5,032
Income (loss) before provision for income tax	172	(660)
Provision for income tax expense (benefit)	(46)	(195)
Net income (loss)	218	(465)
Less: Net income (loss) attributable to noncontrolling interests	1	—
Net income (loss) attributable to Brighthouse Life Insurance Company	$217	$(465)

The following table presents the components of net income (loss).

	Nine Months Ended September 30,
	2019	2018
	(In millions)
GMLB Riders	$(1,252)	$(919)
Other derivative instruments	1,114	(534)
Net investment gains (losses)	60	(120)
Other adjustments	(53)	46
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	302	867
Net income (loss) before provision for income tax	171	(660)
Provision for income tax expense (benefit)	(46)	(195)
Net income (loss) attributable to Brighthouse Life Insurance Company	$217	$(465)
Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018
Net income before provision for income tax was $171 million ($217 million, net of income tax), an increase of $831 million ($682 million, net of income tax) from a loss before provision for income tax of $660 million ($465 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following key favorable items:

•	current period gains on interest rate swaps and swaptions in our ULSG hedging program from declining long-term interest rates;

•	the change in net investment gains (losses) reflecting:

◦	current period net gains on sales of fixed maturity securities compared to prior period losses; and

◦	current period net mark-to-market gains on equity securities compared to prior period net losses, partially offset by

◦	prior period net gains on real estate joint ventures.
The increase in income before provision for income tax was partially offset by the following key unfavorable items:

•	lower adjusted earnings, discussed in greater detail below;

•	higher losses from guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”), discussed in greater detail in “— GMLB Riders for the Nine Months Ended September 30, 2019 and 2018”; and

•	higher policyholder benefits and claims, included in other adjustments, resulting from the adjustment for market performance related to participating products in the Run-off segment.
The provision for income tax in the current period led to an effective tax rate of 27%, compared to 30% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

Reconciliation of Net Income (Loss) Attributable to Brighthouse Life Insurance Company to Adjusted Earnings

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$217	$(465)
Add: Provision for income tax expense (benefit)	(46)	(195)
Net income (loss) before provision for income tax	171	(660)
Less: GMLB Riders	(1,252)	(919)
Less: Other derivative instruments	1,114	(534)
Less: Net investment gains (losses)	60	(120)
Less: Other adjustments	(53)	46
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	302	867
Less: Provision for income tax expense (benefit)	(19)	125
Adjusted earnings	$321	$742
Consolidated Results for the Nine Months Ended September 30, 2019 and 2018 — Adjusted Earnings
The following table presents the components of adjusted earnings:

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Fee income	$2,197	$2,472
Net investment spread	1,196	998
Insurance-related activities	(1,301)	(872)
Amortization of DAC and VOBA	(436)	(378)
Other expenses, net of DAC capitalization	(1,353)	(1,353)
Less: Net income (loss) attributable to noncontrolling interests	1	—
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	302	867
Provision for income tax expense (benefit)	(19)	125
Adjusted earnings	$321	$742
Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018
Adjusted earnings were $321 million, a decrease of $421 million.
Key net unfavorable impacts were:

•	higher costs associated with insurance-related activities due to:

◦
an increase in liability balances in our ULSG and annuities businesses resulting from changes in connection with the AAR, most notably the change in the long-term general account earned rate in the current period, partially offset by

◦	a decrease in liability balances, primarily in our ULSG business, from the net impact of recapture transactions in the prior period;

•	lower fee income due to:

◦	lower asset-based fees resulting from lower average separate account balances, a portion of which are offset in other expenses;

◦	lower unearned revenue amortization in our life business from changes in expense and mortality assumptions in connection with the AAR; and

◦	the reimbursement of fees for recaptured universal life business in the prior period; and

•	higher amortization of DAC driven by a benefit recorded in the prior period in connection with the AAR.
The decrease in adjusted earnings was partially offset by:

•	higher net investment spread reflecting:

◦	higher average invested assets resulting from positive net flows in the general account; and

◦	the repositioning of the investment portfolio out of U.S. Treasuries into higher yielding assets.
Certain one-time tax adjustments recognized in the current period resulted in an effective tax rate that was unusually low, compared to 14% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
GMLB Riders for the Nine Months Ended September 30, 2019 and 2018
The following table presents the overall impact to income (loss) before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets:

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Liabilities (1)	$(1,968)	$206
Hedging program	(51)	(1,472)
Ceded reinsurance	75	(65)
Fees (2)	614	624
GMLB DAC	78	(212)
Total GMLB Riders	$(1,252)	$(919)
______________

(1)	Includes changes in estimated fair value of the Shield Annuities embedded derivatives of $918 million and $531 million for the nine months ended September 30, 2019 and 2018, respectively.

(2)	Excludes living benefit fees, included as a component of adjusted earnings, of $48 million and $52 million for the nine months ended September 30, 2019 and 2018, respectively.
Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018
Comparative results from GMLB Riders were unfavorable by $333 million, primarily driven by:

•	a net unfavorable change in the estimated fair value of variable annuity liability reserves; and

•	unfavorable changes in Shield Annuities liability reserves,
largely offset by:

•	a net favorable change in the GMLB hedging program;

•	favorable changes in GMLB DAC; and

•	favorable changes in the ceded reinsurance.
Higher relative equity markets in the current period significantly impacted the following:

•	unfavorable changes to the estimated fair value of freestanding derivatives in our GMLB hedging program;

•	unfavorable changes to the estimated fair value of the Shield liability reserves, net of favorable changes to the estimated fair value of the related hedges; and

•	unfavorable changes in GMLB DAC,
partially offset by

•	favorable changes to the estimated fair value of the variable annuity liability reserve.

Lower interest rates in the current period significantly impacted the following:

•	favorable changes to the estimated fair value of freestanding derivatives in our GMLB hedging program;

•	favorable changes to GMLB DAC; and

•	favorable changes in ceded reinsurance,
partially offset by

•	unfavorable changes to the estimated fair value of variable annuity liability reserves.
The AAR resulted in favorable changes in the current period primarily due to higher reserves recognized in the prior period, net of a corresponding decrease in GMLB DAC relative to the prior period.

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

•	whether the operational, strategic and other benefits of the Separation can be achieved, and our ability to implement our business strategy;

•	our ability to attract and retain key personnel; and

•	other factors described from time to time in documents that we file with the SEC.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2018 Annual Report, our subsequent Quarterly Reports on Form 10-Q, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our other subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2019.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
10.1
First Amended and Restated Investment Management Agreement, dated as of July 17, 2019, by and between Brighthouse Services, LLC and MetLife Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by Brighthouse Life Insurance Company on August 7, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: November 6, 2019