Form 10-K
period 2019-12-31
BRIGHTHOUSE LIFE INSURANCE Co
filed 2020-03-05
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 4, 2020, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

As used in this Annual Report on Form 10-K, unless otherwise mentioned or unless the context indicates otherwise, “BLIC,” the “Company,” “we,” “us” and “our” refer to Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA (“MetLife USA”) or MetLife Insurance Company of Connecticut (“MICC”)), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). We use the term “BHF” to refer solely to Brighthouse Financial, Inc., and not to any of its subsidiaries. The term “Separation” refers to the separation of MetLife, Inc.’s (together with its subsidiaries and affiliates, “MetLife”) former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly-traded company, BHF, as well as the distribution on August 4, 2017 of 96,776,670 shares, or 80.8%, of the 119,773,106 shares of BHF common stock outstanding immediately prior to the distribution date by MetLife, Inc. to holders of MetLife, Inc. common stock as of the record date for the distribution. In June 2018, MetLife divested all its remaining shares of BHF common stock.
Note Regarding Forward-Looking Statements
This report and other oral or written statements that we make from time to time may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements using words such as “anticipate,” “estimate,” “expect,” “project,” “may,” “will,” “could,” “intend,” “goal,” “target,” “guidance,” “forecast,” “preliminary,” “objective,” “continue,” “aim,” “plan,” “believe” and other words and terms of similar meaning, or that are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include, without limitation, statements relating to future actions, prospective services or products, financial projections, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, as well as trends in operating and financial results.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of BLIC. These statements are based on current expectations and the current economic environment and involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others:

•	differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models;

•	higher risk management costs and exposure to increased market risk due to guarantees within certain of our products;

•	the effectiveness of our variable annuity exposure risk management strategy and the impact of such strategy volatility in our profitability measures and negative effects on our statutory capital;

•	the reserves we are required to hold against our variable annuities as a result of actuarial guidelines;

•	the potential material adverse effect of changes in accounting standards, practices and/or policies applicable to us, including changes in the accounting for long-duration contracts;

•	the impact of adverse capital and credit market conditions, including with respect to our ability to meet liquidity needs and access capital;

•	the impact of changes in regulation and in supervisory and enforcement policies on our insurance business or other operations;

•	the availability of reinsurance and the ability of the counterparties to our reinsurance or indemnification arrangements to perform their obligations thereunder;

•	the adverse impact to liabilities for policyholder claims as a result of extreme mortality events;

•
heightened competition, including with respect to service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, financial strength ratings, e-business capabilities and name recognition;

•
any failure of third parties to provide services we need, any failure of the practices and procedures of such third parties and any inability to obtain information or assistance we need from third parties;

•	the effectiveness of our policies and procedures in managing risk;

•	our ability to market and distribute our products through distribution channels;

•	whether all or any portion of the tax consequences of the Separation are not as expected, leading to material additional taxes or material adverse consequences to tax attributes that impact us;

•	the uncertainty of the outcome of any disputes with MetLife over tax-related or other matters and agreements or disagreements regarding MetLife’s or our obligations under our other agreements;

•	the potential material negative tax impact of potential future tax legislation that could make some of our products less attractive to consumers; and

•	other factors described in this report and from time to time in documents that we file with the U.S. Securities and Exchange Commission (“SEC”).
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in this Annual Report on Form 10-K, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our other subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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
In 2016, MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”) announced its plan to pursue the separation of a substantial portion of its former U.S. retail business (the “Separation”). In connection with the Separation, 80.8% of MetLife, Inc.’s interest in BHF was distributed to holders of MetLife, Inc.’s common stock. On June 14, 2018, MetLife, Inc. divested its remaining shares of BHF common stock (the “MetLife Divestiture”). As a result, MetLife, Inc. and its subsidiaries and affiliates are no longer considered related parties subsequent to the MetLife Divestiture. See Note 1 of the Notes to the Consolidated Financial Statements.
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
Annuities are used by consumers for pre-retirement wealth accumulation and post-retirement income management. The “fixed” and “variable” classifications describe generally whether we or the contract holders bear the investment risk of the assets supporting the contract and determine the manner in which we earn profits from these products, as investment spreads for fixed products or as asset-based fees charged to variable products. Index-linked annuities allow the contract holder to participate in returns from equity indices and, in the case of Shield Level Annuities (“Shield” and “Shield Annuities”), a suite of single premium deferred annuity contracts that provides for accumulation of retirement savings or other long-term investment purposes, provide a specified level of market downside protection. Income annuities provide a guaranteed monthly income for a specified period of years and/or for the life of the annuitant.
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
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and interest expense related to the majority of our outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes long-term care and workers compensation business reinsured through 100% quota share reinsurance agreements and term life insurance sold direct to consumers, which is no longer being offered for new sales.
Additional Segment Information
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2019, 2018 and 2017. Substantially all of our premiums, universal life and investment-type product policy fees and other revenues originated in the U.S. Financial information, including revenues, expenses, adjusted earnings, and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product groups, is provided in Note 2 of the Notes to the Consolidated Financial

Statements. Adjusted earnings is a performance measure that is not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Disclosures” for a definition of such measure.
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
We have historically reinsured the mortality risk on our life insurance policies primarily on an excess of retention basis or on a quota share basis. When we cede risks to a reinsurer on an excess of retention basis we retain the liability up to a contractually specified amount and the reinsurer is responsible for indemnifying us for amounts in excess of the liability we retain, subject sometimes to a cap. When we cede risks on a quota share basis we share a portion of the risk within a contractually specified layer of reinsurance coverage. We reinsure on a facultative basis for risks with specified characteristics. On a case-by-case basis, we may retain up to $20 million per life and reinsure 100% of the risk in excess of $20 million. We also reinsure portions of the risk associated with certain whole life policies to a former affiliate and we assume certain term life policies and universal life policies with secondary death benefit guarantees issued by a former affiliate. We routinely evaluate our reinsurance program and may increase or decrease our retention at any time.
Our reinsurance is diversified with a group of primarily highly rated reinsurers. We analyze recent trends in arbitration and litigation outcomes in disputes, if any, with our reinsurers. We monitor ratings and evaluate the financial strength of our reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. We generally secure large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit.
We reinsure, through 100% quota share reinsurance agreements, certain run-off long-term care and workers’ compensation business that we have originally written. For products in our Run-off segment other than ULSG, we have periodically engaged in reinsurance activities on an opportunistic basis.
In addition, a block of long-term care insurance business with reserves of $6.7 billion at December 31, 2019 is reinsured to Genworth Life Insurance Company and Genworth Life Insurance Company of New York (“Genworth reinsurers”) who further retroceded this business to Union Fidelity Life Insurance Company (“UFLIC”), an indirect subsidiary of General Electric Company (“GE”). We acquired this block of long-term care insurance business in 2005 when our former parent acquired The Travelers Insurance Company (“Travelers”) from Citigroup, Inc. (“Citigroup”). Prior to the acquisition, Travelers agreed to reinsure a 90% quota share of its long-term care business to certain affiliates of GE, which following a spin off became part of Genworth, and subsequently agreed to reinsure the remaining 10% quota share of such long-term care insurance business. The Genworth reinsurers established trust accounts for our benefit to secure their obligations under such arrangements requiring that they maintain qualifying collateral with an aggregate fair market value equal to at least 102% of the statutory reserves attributable to the long-term care business. Additionally, Citigroup agreed to indemnify us for losses and certain other payment obligations we might incur with respect to this block of reinsured long-term care insurance business. The most currently available financial strength rating is C++ for both of these Genworth reinsurers.
See “Risk Factors — Risks Related to Our Business — If the counterparties to our reinsurance or indemnification arrangements or to the derivatives we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations.” Further, as disclosed in Genworth’s filings with the SEC, UFLIC has established trust accounts for the Genworth reinsurers’ benefit to secure UFLIC’s obligations under its arrangements with them concerning this block of long-term care insurance business, and GE has also agreed, under a capital maintenance agreement, to maintain sufficient capital in UFLIC to maintain UFLIC’s risk-based capital (“RBC’) above a specified minimum level.
Affiliated Reinsurance
Affiliated reinsurance companies are affiliated insurance companies licensed under specific provisions of insurance law of their respective jurisdictions, such as the Special Purpose Financial Captive law adopted by several states including Delaware.
Brighthouse Reinsurance Company of Delaware (“BRCD”), our reinsurance subsidiary, was formed to manage our capital and risk exposures and to support our various operations, through the use of affiliated reinsurance arrangements and related reserve financing. BRCD provides certain benefits to Brighthouse, including (i) enhancing the ability to hedge the interest rate risk of the reinsurance liabilities, (ii) allowing increased allocation flexibility in managing an investment portfolio, and (iii) improving operating flexibility and administrative cost efficiency, but there can be no assurance that such benefits will continue to materialize. See “Risk Factors — Risks Related to Our Business — We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases and new financings may be subject to limited market capacity” and “Regulation — Insurance Regulation.” We also assume 100% of the living and death benefit guarantees issued in connection with certain variable annuities issued by our affiliate, New England Life Insurance Company (“NELICO”).
Catastrophe Coverage
We have exposure to catastrophes which could contribute to significant fluctuations in our results of operations. We use excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.
Sales Distribution
We distribute our annuity and life insurance products through a diverse network of independent distribution partners. Our partners include over 400 national and regional brokerage firms, banks, independent financial planners, independent marketing organizations and other financial institutions and financial planners, in connection with the sale of our annuity products, and general agencies, financial advisors, brokerage general agencies and financial intermediaries, in connection with the distribution of our life insurance products. We believe this strategy permits us to maximize penetration of our target markets and distribution partners without incurring the fixed costs of maintaining a proprietary distribution channel and will facilitate our ability to quickly comply with evolving regulatory requirements applicable to the sale of our products.

Regulation

Overview
We and our insurance subsidiary, Brighthouse Life Insurance Company of NY (“BHNY”), and our reinsurance subsidiary, BRCD (collectively, our “operating subsidiaries”), are regulated primarily at the state level, with some products and services also subject to federal regulation. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. See “Risk Factors — Regulatory and Legal Risks.”
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
We are and each of our operating subsidiaries is licensed and regulated in each U.S. jurisdiction where it conducts insurance business. Brighthouse Life Insurance Company is licensed to issue insurance products in all U.S. states (except New York), the District of Columbia, the Bahamas, Guam, Puerto Rico, the British Virgin Islands and the U.S. Virgin Islands. BHNY is only licensed to issue insurance products in New York. The primary regulator of an insurance company, however, is the insurance regulator in its state of domicile. Brighthouse Life Insurance Company is domiciled in Delaware and regulated by the Delaware Department of Insurance, and BHNY is domiciled in New York, and regulated by the New York State Department of Financial Services (“NYDFS”). In addition, BRCD, which provides reinsurance to us, is domiciled in Delaware and regulated by the Delaware Department of Insurance.
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
Surplus and Capital; Risk-Based Capital
The National Association of Insurance Commissioners (“NAIC”) is an organization whose mission is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”), which states have largely adopted by regulation. However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices, which may differ from the Manual. Changes to the Manual or modifications by the various states may impact our statutory capital and surplus.
The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. We and BHNY are subject to RBC requirements and other minimum statutory capital and surplus requirements imposed under the laws of Delaware and New York, respectively. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk, including equity, interest rate and expense recovery risks associated with variable annuities that contain guaranteed minimum death and living benefits. The RBC framework is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital (“TAC”) does not meet or exceed certain RBC levels. See “Risk Factors — Regulatory and Legal Risks — A decrease in our RBC ratio or the RBC ratio of BHNY (as a result of a reduction in statutory surplus and/or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition” and Note 11 of the Notes to the Consolidated Financial Statements.
In August 2018, the NAIC adopted the framework for variable annuity reserve and capital reform (“VA Reform”). The revisions are designed to mitigate the incentive for insurers to engage in captive reinsurance transactions by making improvements to Actuarial Guideline 43 (“AG 43”) and the Life Risk Based Capital C3 Phase II (“RBC C3 Phase II”) capital requirements. VA Reform is intended to (i) mitigate the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) remove the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitate greater harmonization across insurers and their products for greater comparability. VA Reform became effective as of January 1, 2020, with early adoption permitted as of December 31, 2019. Brighthouse elected to early adopt the changes effective December 31, 2019.
In addition, following the reduction in the statutory tax rate pursuant to the Tax Cuts and Jobs Act (the “Tax Act”), the NAIC reviewed the methodology by which taxes are incorporated into the RBC calculation. On August 7, 2018 the NAIC adopted changes to the RBC calculation effective December 31, 2018 to reflect the lower statutory tax rate, which resulted in a reduction to Brighthouse Life Insurance Company’s and BHNY’s RBC ratios. As of the date of the most recent annual statutory financial statements filed with insurance regulators, TAC of Brighthouse Life Insurance Company and BHNY was in excess of RBC levels required by regulators.
The NAIC is considering revisions to RBC factors for bonds and real estate, as well as developing RBC charges for longevity risk. We cannot predict the impact of any potential proposals that may result from these efforts.
See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”

Holding Company Regulation
Insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (i.e., insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. In 2010 and 2014, the NAIC adopted revisions to the NAIC Insurance Holding Company System Model Act (“Model Holding Company Act”) and the Insurance Holding Company System Model Regulation (“Model Holding Company Regulation”). Certain of the states, including Delaware, have adopted insurance holding company laws and regulations that are substantially similar to the Model Holding Company Act and the Model Holding Company Regulation. Other states, including New York, have adopted modified versions, although their supporting regulation is substantially similar to the model regulation.
Insurance holding company regulations generally provide that no person, corporation or other entity may acquire control of an insurance company, or a controlling interest in any parent company of an insurance company, without the prior approval of such insurance company’s domiciliary state insurance regulator. Under the laws of both Delaware and New York, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company (or any holding company of the insurance company) is presumed to have acquired “control” of the company. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. The state insurance regulators, however, may find that “control” exists in circumstances in which a person owns or controls less than 10% of an insurance company’s voting securities.
The laws and regulations regarding acquisition of control transactions may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving us, including through unsolicited transactions.
The insurance holding company laws and regulations include a requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurance holding company system identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. To date, all of the states where Brighthouse has domestic insurers have enacted this enterprise risk reporting requirement.
State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Dividends in excess of prescribed limits and transactions above a specified size between an insurer and its affiliates require the prior approval of the insurance regulator in the insurer’s state of domicile.
The Delaware Commissioner and the New York Superintendent have broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
For a discussion of dividend restrictions pursuant to the Delaware Insurance Code, see Note 11 of the Notes to the Consolidated Financial Statements.
Under the New York insurance law, BHNY is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to its parent in any calendar year based on one of two standards. Under one standard, BHNY is permitted, without prior insurance regulatory clearance, to pay dividends out of earned surplus (defined as positive “unassigned funds (surplus)”), excluding 85% of the change in net unrealized capital gains or losses (less capital gains tax), for the immediately preceding calendar year), in an amount up to the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not to exceed 30% of surplus to policyholders as of the end of the immediately preceding calendar year. In addition, under this standard, BHNY may not, without prior insurance regulatory clearance, pay any dividends in any calendar year immediately following a calendar year for which its net gain from operations, excluding realized capital gains, was negative. Under the second standard, if dividends are paid out of other than earned surplus, BHNY may, without prior insurance regulatory clearance, pay an amount up to the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). In addition, BHNY will be permitted to pay a dividend to its parent in excess of the amounts allowed under both standards only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Financial Services (the “Superintendent”) and the Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing. To the extent BHNY pays a stockholder dividend, such dividend will be paid to Brighthouse Life Insurance Company, its direct parent and sole stockholder.
Under BRCD’s plan of operations, no dividend or distribution may be made by BRCD without the prior approval of the Delaware Commissioner.

See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” See also Note 11 of the Notes to the Consolidated Financial Statements for further information regarding such limitations and dividends paid.
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
Captive Reinsurer Regulation
During 2014, the NAIC approved a new regulatory framework applicable to the use of captive insurers in connection with the NAIC Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”) and NAIC Actuarial Guideline 38 (“Guideline AXXX”) transactions. Among other things, the framework called for more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. In 2014, the NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the ceding insurer’s actuary to opine on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 became effective as of January 1, 2015 in all U.S. states, and apply to policies issued and new reinsurance transactions entered into on or after January 1, 2015. In 2016, the NAIC adopted a new model regulation containing similar substantive requirements to AG 48.
Federal Initiatives
Although the insurance business in the United States is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. Federal financial services regulation, securities regulation, derivatives regulation, pension regulation, privacy, tort reform legislation and taxation may significantly and adversely affect the insurance business. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies.
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
In December 2017, the NAIC approved revisions to its Life and Health Insurance Guaranty Association Model Act governing assessments for long-term care insurance. The revisions broaden the assessment base for long-term care insurance insolvencies to include both life and health insurers, provide for the inclusion of HMOs in the assessment base, and include no change to the premium tax offset. Many states have adopted legislation to codify these changes into law, and more states are expected to consider legislation in their 2020 legislative sessions.
In the past five years, the aggregate assessments levied against us have not been material. We have established liabilities for guaranty fund assessments that we consider adequate. See Note 14 of the Notes to the Consolidated Financial Statements for additional information on the guaranty association assessments.
Insurance Regulatory Examinations and Other Activities
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states, and such states routinely conduct examinations of our insurance companies. The Delaware Department of Insurance is the lead state currently conducting a routine multi-state examination of Brighthouse and its subsidiaries for the years 2015 to 2018. The NYDFS is currently conducting a routine examination of BHNY for the years 2014 to 2018.

Regulatory authorities in a small number of states, the Financial Industry Regulatory Authority, Inc. (“FINRA”) and, occasionally, the SEC, have conducted investigations or inquiries relating to sales and/or administration of individual life insurance policies, annuities or other products by us or our affiliates. These investigations have focused on the conduct of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, and sales and replacements of annuities and certain riders on such annuities. Over the past several years, these and a number of investigations of us and our affiliates by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner. In addition, claims payment practices by insurance companies have received increased scrutiny from regulators.
Policy and Contract Reserve Adequacy Analysis
Annually, we and our operating subsidiaries are required to conduct an analysis of the adequacy of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the contractual obligations and related expenses of the operating subsidiary. The adequacy of the statutory reserves is considered in light of the assets held by the insurer with respect to such reserves and related actuarial items including, but not limited to, the investment earnings on such assets, and the consideration anticipated to be received and retained under the related policies and contracts. An insurance company may increase reserves in order to submit an opinion without qualification. Since the inception of this requirement, we and our operating subsidiaries, which are required by our respective states of domicile to provide these opinions, have provided such opinions without qualifications.
Regulation of Investments
We are subject to state laws and regulations that require diversification of investment portfolios and limit the amount of investments that we may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that our investments complied, in all material respects, with such regulations at December 31, 2019.
NYDFS Insurance Regulation 210
On March 19, 2018, NYDFS Insurance Regulation 210: Life Insurance and Annuity Non-Guaranteed Elements took effect. The regulation establishes standards for the determination and readjustment of non-guaranteed elements (“NGEs”) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued for delivery in New York. In addition, the regulation establishes guidelines for related disclosure to NYDFS and policy owners prior to any adverse change in NGEs. The regulation applies to all individual life insurance policies, individual annuity contracts and certain group life insurance and group annuity certificates that contain NGEs. NGEs include premiums, expense charges, cost of insurance rates and interest credits.
Cybersecurity Regulation
In the course of our business, we and our distributors collect and maintain customer data, including personally identifiable non-public financial and health information. We also collect and handle the personal information of our employees and certain third parties who distribute our products. As a result, we and the third parties who distribute our products are subject to U.S. federal and state privacy laws and regulations, including the Health Insurance Portability and Accountability Act as well as additional regulation, including the state laws described below. These laws require that we institute and maintain certain policies and procedures to safeguard this information from improper use or disclosure and that we provide notice of our practices related to the collection and disclosure of such information. Other laws and regulations require us to notify affected individuals and regulators of security breaches.
For example, in 2017, the NYDFS adopted a broad cybersecurity regulation that requires financial services institutions to, among other things, implement and maintain a cybersecurity program and a cybersecurity policy that will be monitored and tested periodically, develop controls and technology standards for data protection, meet minimum standards in response to any cybersecurity breach and annually certify their compliance with the regulation. In addition, in 2017 the NAIC adopted the Insurance Data Security Model Law, which established standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. A number of states have enacted the Insurance Data Security Model Law or similar laws, and we expect more states to follow.

In 2018, California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020. The CCPA contains a number of new requirements regarding the personal information of California consumers, including new individual rights and mandatory disclosures regarding consumers’ personal information. The statute also establishes a private right of action in some cases if consumers’ personal information is subject to a data breach as a result of a business’ failure to implement and maintain reasonable security practices. Additional states are considering consumer information privacy legislation, including during the 2020 legislative session.
Securities and Investment Advisor Regulation
Some of our activities in offering and selling variable insurance products, as well as certain fixed interest rate or index-linked contracts, are subject to extensive regulation under the federal securities laws administered by the SEC and/or state securities law. Federal and state securities laws and regulations treat variable insurance products and certain fixed interest rate or index-linked contracts as securities that must be registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), and distributed through broker-dealers registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These registered broker-dealers are also FINRA members; therefore sales of these registered products also are subject to the requirements of FINRA rules.
We utilize Brighthouse Securities, LLC, an affiliate, to distribute our variable and registered fixed products. Brighthouse Securities, LLC is a FINRA member and a broker-dealer registered with the SEC and applicable state regulators.
We issue variable insurance products through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. Our affiliate, Brighthouse Investment Advisers, LLC is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940, and its primary business is to serve as investment advisor to the registered mutual funds that underlie our variable annuity contracts and variable life insurance policies. Certain variable contract separate accounts sponsored by us and our affiliates are exempt from registration under the Securities Act and the Investment Company Act but may be subject to other provisions of the federal securities laws.
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
Department of Labor and ERISA Considerations
We manufacture individual retirement annuities (“IRAs”) that are subject to the Internal Revenue Code of 1986, as amended (the “Tax Code”), for third parties to sell to individuals. Also, a portion of our in-force life insurance products and annuity products are held by tax-qualified pension and retirement plans that are subject to ERISA or the Tax Code. While we currently believe manufacturers do not have as much exposure to ERISA and the Tax Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Tax Code, including the requirement under ERISA that fiduciaries of a plan subject to Title I of ERISA (an “ERISA Plan”) must perform their duties solely in the interests of the ERISA Plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Tax Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation (“PBGC”).
In addition, the prohibited transaction rules of ERISA and the Tax Code generally restrict the provision of investment advice to ERISA qualified plans, plan participants and IRA owners if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen. Similarly, without an exemption, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. DOL regulations expanding the definition of “investment advice” were introduced in 2016 but were subsequently vacated in 2018. See “— Standard of Conduct Regulation — Department of Labor Fiduciary Advice Rule” below.

The DOL has issued a number of regulations that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations which require service providers to disclose fee and other information to plan sponsors took effect in 2012.
In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are “plan assets.” Therefore, these assets are subject to certain fiduciary obligations under ERISA, which requires fiduciaries to perform their duties solely in the interest of ERISA plan participants and beneficiaries. DOL regulations issued thereafter provide that, if an insurer satisfies certain requirements, assets supporting a policy backed by the insurer’s general account and issued before 1999 will not constitute “plan assets” We have taken and continue to take steps designed to ensure compliance with these regulations. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31, 1998 is generally subject to fiduciary obligations under ERISA, unless the policy is a guaranteed benefit policy.
Standard of Conduct Regulation
As a result of overlapping efforts by the DOL, the NAIC, individual states and the SEC to impose fiduciary-like requirements in connection with the sale of annuities, life insurance policies and securities, which are each discussed in more detail below, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our business and the firms that distribute our products. As a manufacturer of annuity and life insurance products, we do not directly distribute our products to consumers. However, regulations establishing standards of conduct in connection with the distribution and sale of these products could affect our business by imposing greater compliance, oversight, disclosure and notification requirements on our distributors and/or us, which may in either case increase our costs or limit distribution of our products. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations may have on our business, results of operations and financial condition.
Department of Labor Fiduciary Advice Rule
The DOL issued regulations in 2016 (the “Fiduciary Rule”) that were subsequently vacated by the Fifth Circuit Court of Appeals in 2018. While the Fiduciary Rule was in effect, it substantially expanded the definition of “investment advice,” thereby broadening the circumstances under which distributors and manufacturers of insurance and annuity products could be considered fiduciaries under ERISA or the Tax Code, and subject to an impartial conduct or “best interests” standard in providing such advice. Under the rule, certain communications with plans, plan participants and IRA owners, including the marketing of products, and marketing of investment management or advisory services, were deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor did not recommend what was in the client’s best interests. In 2019, the DOL indicated that it intends to issue a new proposed rule on fiduciary investment advice under ERISA. At this time, we cannot predict the timing, content or form of any such rule or its impact on our business, results of operations and financial condition.
State Law Standard of Conduct Rules and Regulations
The NAIC, as well as certain state insurance regulators, are also considering implementing rules that would apply a best interest conduct standard to recommendations made in connection with certain annuities and, in the case of New York, life insurance policies. In particular, on July 18, 2018, the NYDFS issued Regulation 187 (“Regulation 187”), which adopted a best interest standard for the sale of annuities and life insurance products in New York. The regulation generally requires a consumer’s best interest, and not the financial interests of a producer or insurer, in making a producer’s recommendation as to which life insurance or annuity product a consumer should purchase. In addition, Regulation 187 imposes a best interest standard on consumer in-force transactions. We have assessed the impact to our annuity and life insurance businesses and have adopted certain changes to promote compliance with the provisions by their respective effective dates.
The NAIC adopted a new Suitability in Annuity Transactions Regulation (the “NAIC SAT”) that includes a best interest standard on February 13, 2020 in an effort to promote harmonization across various regulators, including the recently adopted SEC Regulation Best Interest. The NAIC SAT model standard requires producers to act in the best interest of the consumer when recommending annuities. We expect that several states will consider adopting the new NAIC SAT model.
Additionally, regulators in Nevada, New Jersey, and Massachusetts have issued proposals to impose a fiduciary duty on some investment professionals, and other states may be considering similar regulations. We continue to assess the impact of these new and proposed standards on our business, and we expect that we and our third-party distributors will need to implement additional compliance measures that could ultimately impact sales of our products.

SEC Rules Addressing Standards of Conduct for Broker-Dealers
On June 5, 2019, the SEC adopted a comprehensive set of rules and interpretations for broker-dealers and investment advisers, including new Regulation Best Interest. Among other things, this regulatory package (i) requires broker-dealers and their financial professionals to act in the best interest of retail customers when making recommendations to such customers without placing their own interests ahead of the customers’ interests, including by satisfying obligations relating to disclosure, care, mitigation of conflicts of interest, and compliance policies and procedures; (ii) clarifies the nature of the fiduciary obligations owed by registered investment advisers to their clients; (iii) imposes new requirements on broker-dealers and investment advisers to deliver Form CRS relationship summaries designed to assist customers in understanding key facts regarding their relationships with their investment professionals and differences between the broker-dealer and investment adviser business models; and (iv) restricts broker-dealers and their financial professionals from using certain compensation practices and the terms “adviser” or “advisor.” The intent of Regulation Best Interest is to impose an enhanced standard of care on broker-dealers and their financial professionals which is more similar to that of an investment adviser. Among other things, this would require broker-dealers to mitigate conflicts of interest arising from transaction-based financial arrangements for their employees.
Regulation Best Interest may change the way broker-dealers sell securities such as variable annuities to their retail customers as well as their associated costs. Moreover, it may impact broker-dealer sales of other annuity products that are not securities because it could be difficult for broker-dealers to differentiate their sales practices by product. Per the timeline established by the SEC, broker-dealers will be required to comply with the requirements of Regulation Best Interest beginning June 30, 2020. Given the complexity of this package of regulations and the fact that it was just recently adopted, its likely impact on the distribution of our products is uncertain. In addition, individual states and their securities regulators may adopt their own enhanced conduct standards for broker-dealers that may further impact their practices, and it is uncertain to what extent they would be preempted by Regulation Best Interest.
Regulation of Over-the-Counter Derivatives
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of derivatives and imposes additional costs, including new reporting and margin requirements. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. Our costs of risk mitigation have increased under Dodd-Frank. For example, Dodd-Frank imposes requirements for (i) the mandatory clearing of certain derivatives transactions (derivatives that must be cleared and settled through central clearing counterparties), and (ii) mandatory exchange of margin for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties) entered into after the applicable phase-in period. The initial margin requirements for OTC-bilateral transactions will be applicable to us in September 2020. The increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, will likely require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for cleared and OTC-bilateral derivatives transactions. Centralized clearing of certain derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We could be subject to higher costs of entering into derivative transactions (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
Federal banking regulators adopted rules that apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with certain banking institutions and certain of their affiliates. These rules, which became effective on January 1, 2019, generally require the banking institutions and their applicable affiliates to include contractual provisions in their qualified financial contracts that limit or delay certain rights of their counterparties arising in connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy, insolvency, resolution or similar proceeding. Certain of our derivatives, securities lending agreements and repurchase agreements are subject to these rules, and as a result, we are subject to greater risk and more limited recovery in the event of a default by such banking institutions or their applicable affiliates.
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements, which may result in fines or penalties. Litigation may be brought by, or on behalf, of one or more entities, seeking to recover unclaimed or abandoned funds and interest. The claimant or claimants also may allege entitlement to other damages or penalties, including for alleged false claims.

Company Ratings
Financial strength ratings represent the opinion of rating agencies regarding the ability of an insurance company to pay obligations under insurance policies and contracts in accordance with their terms. The level and composition of our and our insurance subsidiary’s regulatory capital are among the many factors considered in determining our financial strength ratings. Each agency has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. Rating agencies may increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Rating Agencies” and “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations.”

Item 1A. Risk Factors
Overview
You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report on Form 10-K. These risk factors are important to understanding the contents of this Annual Report on Form 10-K and our other filings with the SEC. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
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
Risks Related to Our Business
Differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models may adversely affect our financial results, capitalization and financial condition
Our earnings significantly depend upon the extent to which our actual claims experience and benefit payments on our products are consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such amounts are established based on actuarial estimates of how much we will need to pay for future benefits and claims. To the extent that actual claims and benefits experience is less favorable than the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities. We make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products based in part upon expected persistency of the products, which change the probability that a policy or contract will remain in-force from one period to the next. Persistency could be adversely affected by a number of factors, including adverse economic conditions as well as by developments affecting policyholder perception of us, including perceptions arising from adverse publicity or any potential negative rating agency actions. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first withdrawal. Results may vary based on differences between actual and expected benefit utilization. A material increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option utilization assumptions, and in certain circumstances this deviation may impair our solvency. We conduct an annual actuarial assumption review (the “AAR”) of the key inputs into our actuarial models that rely on management judgment and update those where we have credible evidence from actual experience, industry data or other relevant sources to ensure our price-setting criteria and reserve valuation practices continue to be appropriate.

We use actuarial models to assist us in establishing reserves for liabilities arising from our insurance policies and annuity contracts. We periodically review the effectiveness of these models, their underlying logic and, from time to time, implement refinements to our models based on these reviews. We implement refinements after rigorous testing and validation and, even after such validation and testing, our models remain subject to inherent limitations. Accordingly, no assurances can be given as to whether or when we will implement refinements to our actuarial models, and, if implemented, the extent of such refinements. Furthermore, if implemented, any such refinements could cause us to increase the reserves we hold for our insurance policy and annuity contract liabilities. Such refinement would also cause us to accelerate the amortization of deferred policy acquisition costs (“DAC”) associated with the affected reserves.
Due to the nature of the underlying risks and the uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary materially from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements (which change from time to time), the assumptions and models used to establish the liabilities, as well as our actual experience. If the liabilities originally established for future benefit payments and claims prove inadequate, we will be required to increase them.
An increase in our reserves or acceleration of DAC amortization for any of the above reasons, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations, profitability measures as well as materially impact our capitalization and our distributable earnings. These impacts could then in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and in certain circumstances ultimately impact our solvency.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs.”
Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk
Certain of the variable annuity products we offer include guaranteed benefits designed to protect contract holders against significant changes in equity markets and interest rates, including guaranteed minimum death benefits (“GMDBs”), guaranteed minimum withdrawal benefits (“GMWBs”) and guaranteed minimum accumulation benefits (“GMABs”). While we continue to have guaranteed minimum income benefits (“GMIBs”) in-force with respect to which we are obligated to perform, we no longer offer GMIBs. We hold liabilities based on the value of the benefits we expect to be payable under such guarantees in excess of the contract holders’ projected account balances. As a result, any periods of significant and sustained negative or low separate account returns, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with variable annuity guarantees.
Additionally, we make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products (e.g., utilization of option to annuitize within a GMIB product). An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder persistency and option utilization assumptions. We review key actuarial assumptions used to record our variable annuity liabilities on an annual basis, including the assumptions regarding policyholder behavior. Changes to assumptions based on our AAR in future years could result in an increase in the liabilities we record for these guarantees.
Furthermore, our Shield Annuities are index-linked annuities with guarantees for a defined amount of equity loss protection and upside participation. If the separate account assets consisting of fixed income securities, which support the guaranteed index-linked return feature of Shield Annuities, are insufficient to reflect a period of sustained growth in the equity index on which the product is based, we may be required to support such separate accounts with assets from our general account. To the extent policyholder persistency is different than we anticipate in a sustained period of equity index growth, it could have an impact on our liquidity.
An increase in our variable annuity guarantee liabilities for any of the above reasons, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations, profitability measures as well as impact our capitalization and our distributable earnings. These impacts could then in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and in certain circumstances ultimately impact our solvency.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Annual Actuarial Review.”

Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures and may negatively affect our statutory capital
The principal focus of our exposure risk management program is to maintain assets supporting our variable annuity contract guarantees at the amount of variable annuity assets we hold in excess of our variable annuity target funding level (the “Variable Annuity Target Funding Level”).
Our exposure risk management strategy seeks to mitigate the potential adverse effects of changes in capital markets, specifically equity markets and interest rates, on our Variable Annuity Target Funding Level. The strategy primarily relies on a hedging strategy using derivatives instruments and to a lesser extent reinsurance. We utilize a combination of short-term and longer-term derivative instruments to have a laddered maturity of protection and reduce roll over risk during periods of market disruption or higher volatility.
However, our hedging strategy may not be fully effective. In connection with our exposure risk management program we may determine to seek the approval of applicable regulatory authorities to permit us to increase our hedge limits consistent with those contemplated by the program. No assurance can be given that any of our requested approvals will be obtained and whether, if obtained, any such approvals will not be subject to qualifications, limitations or conditions. If our capital is depleted in the event of persistent market downturns, we may need to replenish it by holding additional capital, which we may have allocated for other uses, or purchase additional hedging protection through the use of more expensive derivatives with strike levels at the current market level. Under our hedging strategy, period to period changes in the valuation of our hedges relative to the guarantee liabilities may result in significant volatility to certain of our profitability measures, which in certain circumstances could be more significant than has been the case historically.
In addition, hedging instruments we enter into may not effectively offset the costs of the guarantees within certain of our annuity products or may otherwise be insufficient in relation to our obligations. For example, in the event that derivative counterparties or central clearinghouses are unable or unwilling to pay, we remain liable for the guaranteed benefits. Furthermore, we are subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, could produce economic losses not addressed by the risk management techniques employed.
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
The above factors, individually or in the aggregate, may have a material adverse effect on our financial condition and results of operations, our profitability measures as well as impact our capitalization, our distributable earnings and our liquidity. These impacts could then in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and in certain circumstances ultimately impact our solvency.
We may not have sufficient assets to meet our future ULSG policyholder obligations and changes in interest rates may result in net income volatility
The primary market risk associated with our ULSG block is the uncertainty around the future levels of U.S. interest rates. To help ensure we have sufficient assets to meet future ULSG policyholder obligations, we have employed an actuarial approach based upon NY Regulation 126 Cash Flow Testing (“ULSG CFT”) as the basis for setting our ULSG asset requirement target for BRCD, which reinsures the majority of the ULSG business written by our operating insurance companies. For the business that remains in the operating insurance companies, we set our ULSG asset requirement target to equal the actuarially determined statutory reserves, which, taken together with our ULSG asset requirement target of BRCD, comprises our total ULSG asset requirement target (“ULSG Target”). Under the ULSG CFT approach, we assume that interest rates remain flat or lower than current levels and our actuarial assumptions include a provision for adverse deviation. These underlying assumptions used in ULSG CFT are more conservative than those required under GAAP, which assumes a long-term upward mean reversion of interest rates and best estimate actuarial assumptions without additional provisions for adverse deviation.
We seek to mitigate exposure to interest rate risk associated with these liabilities by holding invested assets and interest rate derivatives to closely match our ULSG Target in different interest rate environments.
Our ULSG Target is sensitive to the actual and future expected level of long-term U.S. interest rates. If interest rates fall, our ULSG Target increases, and if interest rates rise, our ULSG Target declines. As part of our macro interest rate hedging program, we primarily use interest rate swaps, swaptions and interest rate forwards to better protect statutory capitalization from potential losses due to an increase in reserves to achieve our ULSG Target in lower interest rate environments. This risk mitigation strategy may negatively impact our GAAP equity and net income in circumstances in which interest rates are rising. Under rising interest rates, our ULSG Target will likely decline, whereas our reported ULSG GAAP liabilities are predominately insensitive to market conditions.
Our interest rate derivative instruments may not effectively offset the costs of our ULSG policyholder obligations or may otherwise be insufficient in relation to our objectives. In addition, the assumptions we make in connection with our risk mitigation strategy may fail to reflect or correspond to actual long-term exposure to our ULSG policyholder obligations. If our liquid investments are depleted, we will need to replenish our liquid portfolio by selling higher-yielding less liquid assets, which we may have allocated for other uses. The above factors, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations, our profitability measures as well as impact our capitalization, our distributable earnings and our liquidity. These impacts could then in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and in certain circumstances ultimately impact our solvency.
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
The FASB issued an accounting standards update (“ASU”) on August 15, 2018 that will result in significant changes to the accounting for long-duration insurance contracts, including that all of our variable annuity guarantees will be considered market risk benefits and measured at fair value, whereas today a significant amount of our variable annuity guarantees are carried as insurance. The ASU will be effective as of January 1, 2022. The Company is evaluating the new guidance and is currently not able to estimate the impact to its financial statements. At current market interest rate levels, the ASU could ultimately result in a material decrease in the Company’s stockholder’s equity. In addition, the ASU could also result in increased market sensitivity of our financial statements and results of operations. See “— A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations.”
A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations
Financial strength ratings are published by various nationally recognized statistical rating organizations (“NRSROs”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs’ opinions regarding an insurance company’s ability to meet contract holder and policyholder obligations and are important to maintaining public confidence in our products and our competitive position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Rating Agencies,” for additional information regarding our financial strength ratings, including current rating agency ratings and outlooks.
Downgrades in our financial strength ratings or changes to our ratings outlooks could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products and annuity products;

•	adversely affecting our relationships with independent sales intermediaries;

•	increasing the number or amount of policy surrenders and withdrawals by contract holders and policyholders;

•	requiring us to reduce prices for many of our products and services to remain competitive;

•	providing termination rights for the benefit of our derivative instrument counterparties;

•	providing termination rights to cedents under assumed reinsurance contracts;

•	adversely affecting our ability to obtain reinsurance at reasonable prices, if at all; and

•	subjecting us to potentially increased regulatory scrutiny.
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

An inability to access credit facilities could result in a reduction in our liquidity and lead to downgrades in Brighthouse’s credit ratings and our financial strength ratings
As of December 31, 2019, Brighthouse had approximately $4.4 billion of total long-term consolidated indebtedness outstanding. BHF also has a $1.0 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”). The right to borrow funds under the Revolving Credit Facility is subject to the fulfillment of certain conditions, including compliance with all covenants. Failure to comply with the covenants in the Revolving Credit Facility or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the Revolving Credit Facility, would restrict the ability to access the Revolving Credit Facility when needed and, consequently, could have a material adverse effect on our liquidity, results of operations and financial condition.
Reinsurance may not be available, affordable or adequate to protect us against losses
As part of our overall risk management strategy, we may purchase reinsurance from third-party reinsurers for certain risks we underwrite. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. The premium rates and other fees that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not. We have faced a number of rate increase actions on in-force business in recent years and may face additional increases in the future. There can be no assurance that the outcome of any future rate increase actions would not have a material effect on our financial condition and results of operations. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the business, which may result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue. See “Business — Reinsurance Activity.”
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
We cede a large block of long-term care insurance business to certain affiliates of Genworth, which results in a significant concentration of reinsurance risk. The Genworth reinsurers’ obligations to us are secured by trust accounts and Citigroup agreed to indemnify us for losses and certain other payment obligations we might incur with respect to this business. See “Business — Reinsurance Activity — Unaffiliated Third-Party Reinsurance.” Notwithstanding these arrangements, if the Genworth reinsurers become insolvent and the amounts in the trust accounts are insufficient to pay their obligations to us, it could have a material adverse effect on our financial condition.
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
We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases and new financings may be subject to limited market capacity
We currently utilize reinsurance and capital markets solutions to mitigate the capital impact of the statutory reserve requirements for several of our products, including, but not limited to, our level premium term life products subject to Regulation XXX and ULSG subject to Guideline AXXX. Our primary solution involves BRCD, our affiliated reinsurance subsidiary. See “Business — Reinsurance Activity — Affiliated Reinsurance.” BRCD obtained statutory reserve financing through a funding structure involving a single financing arrangement supported by a pool of highly rated third-party reinsurers. The financing facility matures in 2037, and therefore, we may need to refinance this facility in the future.
The NAIC adopted AG 48, which regulates the terms of captive insurer arrangements that are entered into or amended in certain ways after December 31, 2014. See “Business — Regulation — Insurance Regulation — Captive Reinsurer Regulation.” There can be no assurance that in light of AG 48, future rules and regulations, or changes in interpretations by state insurance departments that we will be able to continue to efficiently implement these arrangements, nor can we assure you that future capacity for these arrangements will be available in the marketplace. To the extent we cannot continue to efficiently implement these arrangements, our statutory capitalization, results of operations and financial condition, as well as our competitiveness, could be adversely affected.
Extreme mortality events may adversely impact liabilities for policyholder claims
Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. For example, significant influenza pandemics have occurred several times in the last century. The likelihood, timing, and severity of a future pandemic that may impact our policyholders cannot be predicted. A significant pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output, as well as on the financial markets. In addition, a pandemic that affected our employees or the employees of our distributors or of other companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses we experience. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.
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
Factors affecting our competitiveness may adversely affect our market share and profitability
We believe competition among insurance companies is based on a number of factors, including service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, financial strength ratings, e-business capabilities and name recognition. We face intense competition from a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims-paying ability and financial strength ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have a pre-existing customer base for financial services products. These competitive pressures may adversely affect the persistency of our products, as well as our ability to sell our products in the future. In addition, new and disruptive technologies may present competitive risks. If, as a result of competitive factors or otherwise, we are unable to generate a sufficient return on insurance policies and annuity products we sell in the future, we may stop selling such policies and products, which could have a material adverse effect on our financial condition and results of operations.
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

The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business
A key part of our operating strategy is to leverage third parties to deliver certain services important to our business. For example, Brighthouse has arrangements with DXC Technology Company, formerly Computer Sciences Corporation (“DXC”) for the administration of both in-force policies and new life and annuities business and Brighthouse has also engaged a select group of experienced external asset management firms to manage the investment of the assets comprising Brighthouse’s general account portfolio and certain other assets. Brighthouse intends to focus on further sourcing opportunities with third-party vendors, including after Brighthouse migrates off of certain services, such as certain finance, treasury, compliance, administrative, call center and technology support services MetLife currently provides us with for a transition period pursuant to a transition services agreement Brighthouse entered into in connection with the Separation (the “Transition Services Agreement”).
It may be difficult, disruptive and more expensive for Brighthouse to replace some of its third-party providers in a timely manner if in the future they were unwilling or unable to provide us with the services we require (as a result of their financial or business conditions or otherwise), and our business and operations could be materially adversely affected. There can also be no assurance that the services provided to us by third parties (or their suppliers, vendors or subcontractors) will be sufficient to meet our operational and business needs, that such third parties will continue to be able to perform their functions in a manner satisfactory to us, that the practices and procedures of such third parties will continue to enable them to adequately administer any policies they handle on our behalf, or that any remedies available under these third-party arrangements will be sufficient to us in the event of a dispute or nonperformance. In addition, if a third-party provider raises the rates that it charges Brighthouse for its services, in some instances, we will not be able to pass the increased costs onto our customers and our profitability will be negatively impacted.
Furthermore, if a third-party provider (or such third-party’s supplier, vendor or subcontractor) fails to provide the administrative, operational, financial, actuarial or other services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, suffers a cyberattack or other security breach or fails to provide material information on a timely basis, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations. See “— Operational Risks — Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
Similarly, if any third-party provider, including MetLife, DXC or an investment manager (or such third-party’s supplier, vendor or subcontractor) experiences any deficiency in internal controls, determines that its practices and procedures used in administering any of our policies or managing any of our investments require review or otherwise fails to administer any policies or manage any investments it handles for us in accordance with appropriate standards, we could incur expenses and experience other adverse effects as a result. In these situations, we may be unable to resolve any issues on our own without assistance from the third-party provider, and we may have limited ability to influence the speed and effectiveness of that resolution.
Some of our products, including certain group annuity contracts, are administered by MetLife under the Transition Services Agreement, and we depend on MetLife for performing and reviewing administrative practices and procedures and reserves. We also depend on MetLife to maintain systems on our behalf, and the information and data within those platforms. From time to time, MetLife has brought to our attention practices, procedures and reserves with respect to certain products that require further review. While we do not believe, based on the information made available to us to date by MetLife, that any of the matters MetLife has brought to our attention will require material modifications to reserves or have a material effect on our financial condition or results of operations, we are reliant upon MetLife to provide further information and assistance with respect to those products. There can also be no assurance that such matters will not require material modifications to reserves or have a material effect on our financial condition or results of operations in the future, or that MetLife will provide further information and assistance.
If material issues were to arise with respect to any of our products administered by third parties, whether involving MetLife, DXC or another third-party provider (or such third party’s supplier, vendor or subcontractor), any resulting expenses or other economic or reputational harm could have a material adverse effect on our business and results of operations, particularly if they involved our core annuity and life insurance businesses. In addition, we could be subject to litigation or regulatory investigations and actions resulting from any such issues, which could have a material adverse effect on our financial condition and results of operations.

Changes in our deferred income tax assets or liabilities, including changes in our ability to realize our deferred income tax assets, could adversely affect our results of operations or financial condition
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred income tax assets are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to our profitability measures. Such charges could have a material adverse effect on our results of operations or financial position. Changes in the statutory tax rate could also affect the value of our deferred income tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.”
Economic Environment and Capital Markets-Related Risks
If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations
Our business and results of operations are materially affected by conditions in the capital markets and the U.S. economy generally, as well as by the global economy to the extent it affects the U.S. economy. In addition, while our operations are entirely in the U.S., we have foreign investments in our general and separate accounts and, accordingly, conditions in the global capital markets can affect the value of our general account and separate account assets, as well as our financial results. Actual or perceived stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on us, both because we have a large investment portfolio and our benefit and claim liabilities are sensitive to changing market factors, including interest rates, credit spreads, equity and commodity prices, derivative prices and availability, real estate markets, foreign currency exchange rates and the volatility and the returns of capital markets. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our products could be adversely affected as customers are unwilling or unable to purchase them. In addition, we may experience an elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations and lapses or surrenders of policies. Furthermore, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Such adverse changes in the economy could negatively affect our earnings and capitalization and have a material adverse effect on our results of operations and financial condition. Accordingly, both market and economic factors may affect our business results.
Significant market volatility in reaction to geopolitical risks, changing monetary policy, trade disputes and uncertain fiscal policy may exacerbate some of the risks we face. Increased market volatility may affect the performance of the various asset classes in which we invest, as well as separate account values.
Extreme declines or shocks in equity markets, such as sustained stagnation in equity markets and low interest rates, could cause us to incur significant capital and/or operating losses due to, among other reasons, the impact on us of guarantees related to our annuity products, including increases in liabilities, increased capital requirements, and/or collateral requirements. Furthermore, periods of sustained stagnation in equity and bond markets, which are characterized by multiple years of low annualized total returns impacting the growth in separate accounts and/or low level of U.S. interest rates, may materially increase our liabilities for claims and future benefits due to inherent market return guarantees in these liabilities. Similarly, sustained periods of low interest rates and risk asset returns could reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures such as hedging, causing our profit margins to erode as a result of reduced income from our investment portfolio and increase in insurance liabilities. See also “Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk.”
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
We need liquidity to pay our operating expenses, pay interest on our indebtedness, provide our subsidiaries with cash or collateral, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we could be forced to curtail our operations and limit the investments necessary to grow our business.
Our principal sources of liquidity are insurance premiums and fees paid in connection with annuity products, and cash flow from our investment portfolio to the extent consisting of cash and readily marketable securities.

In the event capital market or other conditions have an adverse impact on our capital and liquidity, or our stress-testing indicates that such conditions could have an adverse impact beyond expectations and our current resources do not satisfy our needs or regulatory requirements, we may have to seek additional financing to enhance our capital and liquidity position. The availability of additional financing will depend on a variety of factors such as the then current market conditions, regulatory capital requirements, availability of credit to us and the financial services industry generally, our financial strength ratings and financial leverage, and the perception of our customers and lenders regarding our long- or short-term financial prospects if we incur large operating or investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
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
Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets, as such disruptions may limit our ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements, and access the capital that may be necessary to grow our business. See “— Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
We are exposed to significant financial and capital markets risks which may adversely affect our results of operations, financial condition and liquidity, and may cause our net investment income and profitability measures to vary from period to period
We are exposed to significant financial risks both in the U.S. and global capital and credit markets, including changes and volatility in interest rates, credit spreads, equity prices, real estate, foreign currency, commodity prices, performance of the obligors included in our investment portfolio (including governments), derivatives (including performance of our derivatives counterparties) and other factors outside our control. We may be exposed to substantial risk of loss due to market downturn or market volatility.
Credit spread risk
Our exposure to credit spreads primarily relates to market price volatility and investment risk associated with the fluctuation in credit spreads. Widening credit spreads may cause unrealized losses in our investment portfolio and increase losses associated with written credit protection derivatives used in replication transactions. Increases in credit spreads of issuers due to credit deterioration may result in higher level of impairments. Tightening credit spreads may reduce our investment income and cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread. An increase in credit spreads relative to U.S. Treasury benchmarks can also adversely affect the cost of our borrowing if we need to access credit markets.
Interest rate risk
Some of our current or anticipated future products, principally traditional life, universal life and fixed, index-linked and income annuities, as well as funding agreements and structured settlements, expose us to the risk that changes in interest rates will reduce our investment margin or “net investment spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support the obligations under such contracts. Our net investment spread is a key component of our profitability measures.
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
Our estimation of future net investment spreads is an important component in the amortization of DAC. Significantly lower than anticipated net investment spreads can reduce our profitability measures and may cause us to accelerate amortization, which would result in a reduction of net income in the affected reporting period and potentially negatively affect our credit instrument covenants or the rating agencies’ assessment of our financial condition.
During periods of declining interest rates, our return on investments that do not support particular policy obligations may decrease. During periods of sustained lower interest rates, our reserves for policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially adversely affect our results of operations and financial condition, our ability to take dividends from our operating subsidiaries and significantly reduce our profitability.
Increases in interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher-yielding investments needed to fund the higher crediting rates necessary to keep interest rate sensitive products competitive. Therefore, we may have to accept a lower credit spread and lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, as interest rates rise, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which may result in realized investment losses. Unanticipated withdrawals, terminations and substantial policy amendments may cause us to accelerate the amortization of DAC; such events may reduce our profitability measures and potentially negatively affect our credit instrument covenants and the rating agencies’ assessments of our financial condition. An increase in interest rates could also have a material adverse effect on the value of our investments, for example, by decreasing the estimated fair values of the fixed income securities and mortgage loans that comprise a significant portion of our investment portfolio. See “— Investments-Related Risks — Gross unrealized losses on fixed maturity securities and defaults, downgrades or other events may result in future impairments to the carrying value of such securities, resulting in a reduction in our profitability measures.” Finally, an increase in interest rates could result in decreased fee revenue associated with a decline in the value of variable annuity account balances invested in fixed income funds.
In addition, because the macro interest rate hedging program is primarily a risk mitigation strategy intended to reduce our risk to statutory capitalization and long-term economic exposures from sustained low levels of interest rates, this strategy will likely result in higher net income volatility due to the insensitivity of related GAAP liabilities to the change in interest rate levels. This strategy may adversely affect our results of operations and financial condition. See “— Risks Related to Our Business — We may not have sufficient assets to meet our future ULSG policyholder obligations and changes in interest rates may result in net income volatility.”
Changes to LIBOR
There is currently uncertainty regarding the continued use and reliability of the London Inter-Bank Offered Rate (“LIBOR”), and any financial instruments or agreements currently using LIBOR as a benchmark interest rate may be adversely affected. As a result of concerns about the accuracy of the calculation of LIBOR, actions by regulators, law enforcement agencies or the ICE Benchmark Administration, the current administrator of LIBOR may result in changes to the manner in which LIBOR is determined. Additionally, on July 27, 2017, the UK Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021, which is expected to result in these widely used reference rates no longer being available. The Federal Reserve began publishing a secured overnight funding rate (“SOFR”), which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, it is not possible to predict how such changes or other reforms may adversely affect the trading market for LIBOR-based securities and derivatives, including those held in our investment portfolio. Such changes or reforms may result in adjustments or replacements to LIBOR, which could have an adverse impact on the market for LIBOR-based securities and the value of our investment portfolio. Furthermore, we previously entered into agreements that currently reference LIBOR and may be adversely affected by any changes or reforms to LIBOR or discontinuation of LIBOR, including if such agreements are not amended prior to any such changes, reform or discontinuation.

Equity risk
Our primary exposure to equity relates to the potential for lower earnings associated with certain of our businesses where fee income is earned based upon the estimated market value of the separate account assets and other assets related to our variable annuity business. Because fees generated by such products are primarily related to the value of the separate account assets and other assets under management, a decline in the equity markets could reduce our revenues as a result of the reduction in the value of the investment assets supporting those products and services. We seek to mitigate the impact of such exposure to weak or stagnant equity markets through the use of derivatives, reinsurance and capital management. However, such derivatives and reinsurance may become less available and, if they remain available, their price could materially increase in a period characterized by volatile equity markets. The risk of stagnation in equity market returns cannot be addressed by hedging.
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
See “— Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk” and “— Investments-Related Risks — Our valuation of securities and investments and the determination of the amount of allowances and impairments taken on our investments are subjective and, if changed, could materially adversely affect our results of operations or financial condition.”
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
Market price volatility can also make it difficult to value certain assets in our investment portfolio if trading in such assets becomes less frequent, for example, as was the case during the 2008 financial crisis. In such case, valuations may include assumptions or estimates that may have significant period to period changes, which could have a material adverse effect on our results of operations or financial condition and may require additional reserves. Significant volatility in the markets could cause changes in the credit spreads and defaults and a lack of pricing transparency which, individually or collectively, could have a material adverse effect on our results of operations, financial condition or liquidity.
Investments-Related Risks
Should the need arise, we may have difficulty selling certain holdings in our investment portfolio or in our securities lending program in a timely manner and realizing full value given that not all assets are liquid
There may be a limited market for certain investments we hold in our investment portfolio, making them relatively illiquid. These include privately-placed fixed maturity securities, derivative instruments such as options, mortgage loans, policy loans, leveraged leases, other limited partnership interests, and real estate equity, such as real estate limited partnerships, limited liability companies and funds. In the past, even some of our very high-quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were forced to sell certain of our investments during periods of market volatility or disruption, market prices may be lower than our carrying value in such investments. This could result in realized losses which could have a material adverse effect on our results of operations and financial condition, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures. Moreover, our ability to sell assets may be limited if other market participants are seeking to sell fungible or similar assets at the same time.
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
Our requirements to pledge collateral or make payments related to declines in estimated fair value of derivatives transactions or specified assets in connection with OTC-cleared, OTC-bilateral transactions and exchange traded derivatives may adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, and increase our costs of hedging
Many of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances as a result of the requirement to pledge initial margin for OTC-bilateral transactions entered into after the phase-in period, which we expect to be applicable to us in September 2020 as a result of the adoption by the Office of the Comptroller of the Currency, the Federal Reserve Board, Federal Deposit Insurance Corporation, Farm Credit Administration and Federal Housing Finance Agency and the U.S. Commodity Futures Trading Commission of final margin requirements for non-centrally cleared derivatives. See “Business — Regulation — Regulation of Over-the-Counter Derivatives.”

Gross unrealized losses on fixed maturity securities and defaults, downgrades or other events may result in future impairments to the carrying value of such securities, resulting in a reduction in our profitability measures
Fixed maturity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) (“OCI”) and are, therefore, excluded from our profitability measures. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease, and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in our profitability measures when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and impairment charges to earnings are taken.
The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and ABS (collectively, “Structured Securities”) could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. Economic uncertainty can adversely affect credit quality of issuers or guarantors. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Levels of write-downs or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities, which have declined in value. Realized losses or impairments on these securities may have a material adverse effect on our results of operations and financial condition in, or at the end of, any quarterly or annual period.
Our valuation of securities and investments and the determination of the amount of allowances and impairments taken on our investments are subjective and, if changed, could materially adversely affect our results of operations or financial condition
Fixed maturity and equity securities, as well as short-term investments that are reported at estimated fair value, represent the majority of our total cash and investments. See Note 1 to the Notes to the Consolidated Financial Statements for more information on how we calculate fair value. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold may have a material adverse effect on our financial condition.
The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. However, historical trends may not be indicative of future impairments or allowances and any such future impairments or allowances could have a materially adverse effect on our earnings and financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Investment Impairments.”
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
Further, any geographic or property type concentration of our mortgage loans may have adverse effects on our investment portfolio and consequently on our results of operations or financial condition. Events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated. See Notes 7 and 9 of the Notes to the Consolidated Financial Statements.

The defaults or deteriorating credit of other financial institutions could adversely affect us
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds and investment funds and other financial institutions. Many of these transactions expose us to credit risk in the event of the default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivatives, joint ventures and equity investments. Any losses or impairments to the carrying value of these investments or other changes may materially and adversely affect our results of operations and financial condition.
The continued threat of terrorism, ongoing military actions as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur
The continued threat of terrorism, both within the United States and abroad, ongoing military and other actions and heightened security measures in response to these types of threats, as well as other natural or man-made catastrophic events, may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of catastrophic events. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Catastrophic events could also disrupt our operations centers in the U.S. and result in higher than anticipated claims under insurance policies that we have issued. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”
Regulatory and Legal Risks
Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth
We are subject to a wide variety of insurance and other laws and regulations. We are subject to regulation by our primary Delaware state regulators as well as other regulation in states in which we operate. See “Business — Regulation,” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Developments.”
We cannot predict what proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations may have on our business, results of operations and financial condition. Furthermore, regulatory uncertainty could create confusion among our distribution partners and customers, which could negatively impact product sales. See “Business — Regulation — Standard of Conduct Regulation” for a more detailed discussion of particular regulatory efforts by various regulators.
Changes to the laws and regulations that govern the conduct of our variable and registered fixed insurance products business and the firms that distribute these products could adversely affect our operations and profitability. Such changes could increase our regulatory and compliance burden, resulting in increased costs, or limit the type, amount or structure of compensation arrangements into which we may enter with certain of our associates, which could negatively impact our ability to compete with other companies in recruiting and retaining key personnel. Additionally, our ability to react to rapidly changing economic conditions and the dynamic, competitive market for variable and registered fixed products will depend on the continued efficacy of provisions we have incorporated into our product design allowing frequent and contemporaneous revisions of key pricing elements, as well as our ability to work collaboratively with securities regulators. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could adversely impact our ability to react to such changing conditions.
Revisions to the NAIC’s RBC calculation could result in a reduction in our RBC ratio or the RBC ratio of BHNY below certain prescribed levels, and in case of such a reduction Brighthouse Life Insurance Company or BHNY may be required to hold additional capital. See also “— A decrease in our RBC ratio or the RBC ratio of BHNY (as a result of a reduction in statutory surplus and/or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition.”
We also cannot predict with certainty the impact of rules, should they take effect, substantially expanding the definition of “investment advice” and imposing an impartial or “best interests” standard in providing such advice, thereby broadening the circumstances under which Brighthouse or its representatives could be deemed a fiduciary under ERISA or the Tax Code, or amendments to certain prohibited transaction exemptions, will have on our products and services to certain employee benefit plans that are subject to ERISA or the Tax Code. Furthermore, we cannot predict the impact that “best interest” standards recently adopted or proposed by various regulators may have on our business, results of operations, or financial condition. Compliance with new or changed rules or legislation in this area may increase our regulatory burden and that of our distribution partners, require changes to our compensation practices and product offerings, and increase litigation risk, which could adversely affect our results of operations and financial condition.
Changes in laws and regulations that affect our customers and distribution partners or their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Such actions may negatively affect our business and results of operations.
If our associates fail to adhere to regulatory requirements or our policies and procedures, we may be subject to penalties, restrictions or other sanctions by applicable regulators, and we may suffer reputational harm. See “Business — Regulation.”
A decrease in our RBC ratio or the RBC ratio of BHNY (as a result of a reduction in statutory surplus and/or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition
The NAIC has established model regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. Brighthouse Life Insurance Company and BHNY are subject to RBC standards and/or other minimum statutory capital and surplus requirements imposed under the laws of their respective jurisdictions of domicile. See “Business — Regulation — Insurance Regulation — Surplus and Capital; Risk-Based Capital.”
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by Brighthouse Life Insurance Company and BHNY (which itself is sensitive to equity market and credit market conditions), the amount of additional capital we must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. Our financial strength ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of statutory capital we should hold relative to the rating agencies’ expectations. Under stressed or stagnant capital market conditions and with the aging of existing insurance liabilities, without offsets from new business, the amount of additional statutory reserves that we are required to hold may materially increase. This increase in reserves would decrease the statutory surplus available for use in calculating Brighthouse Life Insurance Company’s and BHNY’s RBC ratios. To the extent that our RBC ratio or the RBC ratio of BHNY is deemed to be insufficient, we may seek to take actions either to increase our capitalization or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.
The failure of Brighthouse Life Insurance Company’s and BHNY’s to meet their respective RBC requirements or minimum capital and surplus requirements could subject us to further examination or corrective action imposed by insurance regulators, including limitations on our ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations and financial condition. A decline in RBC ratios, whether or not it results in a failure to meet applicable RBC requirements, may limit the ability of BHNY to make dividends or distributions to us, may limit our ability to make dividends or distributions to our parent company, could result in a loss of customers or new business, and could be a factor in causing ratings agencies to downgrade our financial strength ratings, any of which could have a material adverse effect on our business, results of operations and financial condition.
We are subject to federal and state securities laws and regulations and rules of self-regulatory organizations which, among other things, require that we distribute certain of our products through a registered broker-dealer; failure to comply with these laws or changes to these laws may have a material adverse effect on our operations and our profitability
Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies, to the separate accounts that issue them, and to certain fixed interest rate or index-linked contracts. Such laws and regulations require these products to be distributed through a broker-dealer that is registered with the SEC and certain state securities regulators and is also a member of FINRA. Accordingly, by offering and selling these registered products, and in managing certain proprietary mutual funds associated with those products, we are subject to, and bear the costs of compliance with, extensive regulation under federal and state securities laws, as well as FINRA rules.

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
The global financial crisis of 2008 led to significant changes in economic and financial markets that have, in turn, led to a dynamic competitive landscape for issuers of variable and registered insurance products. Our ability to react to rapidly changing market and economic conditions will depend on the continued efficacy of provisions we have incorporated into our product design allowing frequent and contemporaneous revisions of key pricing elements and our ability to work collaboratively with federal securities regulators. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could adversely impact our ability to react to such changing conditions.
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
In 2017, President Trump signed the Tax Act into law, resulting in sweeping changes to the Tax Code. The Tax Act reduced the corporate tax rate to 21%, limited deductibility of interest expense, increased capitalization amounts for DAC, eliminated the corporate alternative minimum tax, provided for determining reserve deductions as 92.81% of statutory reserves, and reduced the dividend received deduction. Most of the changes in the Tax Act were effective as of January 1, 2018.
Our actual results may differ from our current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions we have preliminarily made.
Litigation and regulatory investigations are common in our businesses and may result in significant financial losses and/or harm to our reputation
We face a significant risk of litigation actions and regulatory investigations in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal actions and regulatory investigations include proceedings specific to us, as well as other proceedings that raise issues that are generally applicable to business practices in the industries in which we operate. In addition, the Master Separation Agreement that sets forth our agreements with MetLife relating to the ownership of certain assets and the allocation of certain liabilities in connection with the Separation (the “Master Separation Agreement”) allocated responsibility among MetLife and Brighthouse with respect to certain claims (including litigation or regulatory actions or investigations where Brighthouse is not a party). As a result, we may face indemnification obligations or be required to share in certain of MetLife’s liabilities with respect to such claims.
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
A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Even if we ultimately prevail in the litigation, regulatory action or investigation, our ability to attract new customers and distributors, retain our current customers and distributors, and recruit and retain personnel could be materially and adversely impacted. Regulatory inquiries and litigation may also cause volatility in the price of BHF securities and the securities of companies in our industry.

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
Operational Risks
Any gaps in our policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business
We have developed policies and procedures to reflect the ongoing review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be fully effective, leaving us exposed to unidentified or unanticipated risks. In addition, we rely on third-party providers to administer and service many of our products, and our policies and procedures may not enable us to identify and assess every risk with respect to those products, especially to the extent we rely on those providers for detailed information regarding the holders of our products and other relevant information.
Many of our methods for managing risk and exposures rely on assumptions that are based on observed historical financial and non-financial trends or projections of potential future exposure, and our assumptions and projections may be inaccurate. Business decisions based on incorrect or misused model output and reports could have a material adverse impact on our results of operations. If models are misused or fail to serve their intended purposes, they could produce incorrect or inappropriate results. Furthermore, models used by our business may not operate properly and could contain errors related to model inputs, data, assumptions, calculations, or output which could give rise to adjustments to models that may adversely impact our results of operations. As a result, these methods may not fully predict future exposures, which can be significantly greater than our historical measures indicate.
Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will follow our policies and procedures, nor can there be any assurance that our policies and procedures, or the policies and procedures of third parties that administer or service our products, will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, we may have to implement more extensive and perhaps different policies and procedures under pending regulations. See “— Risks Related to Our Business — Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures and may negatively affect our statutory capital.”
Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively
Our business is highly dependent upon the effective operation of computer systems. For some of these systems, we rely on third parties, such as our outside vendors and distributors, including MetLife. We rely on these systems throughout our business for a variety of functions, including processing new business, claims, and post-issue transactions, providing information to customers and distributors, performing actuarial analyses, managing our investments and maintaining financial records. Such computer systems have been, and will likely continue to be, subject to a variety of forms of cyberattacks with the objective of gaining unauthorized access to Brighthouse systems and data or disrupting Brighthouse operations. These include, but are not limited to, phishing attacks, account takeover attempts, malware, ransomware, denial of service attacks, and other computer-related penetrations. Administrative and technical controls and other preventive actions taken to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyberattacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyberattacks or other security breaches may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations.
A disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with our or our vendors’ disaster recovery systems (and the disaster recovery systems of such vendors’ suppliers, vendors or subcontractors), could cause our computer systems to be inaccessible to our employees, distributors, vendors or customers or may destroy valuable data. In addition, in the event that a significant number of our or our vendors’ managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.
A failure of our or relevant third-party (or such third-party’s supplier’s, vendor’s or subcontractor’s computer systems) computer systems could cause significant interruptions in our operations, result in a failure to maintain the security, confidentiality or privacy of sensitive data, harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues, and otherwise adversely affect our business and financial results. Our cyber liability insurance may not be sufficient to protect us against all losses. See also “— General Risks — Any failure to protect the confidentiality of client and employee information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”
Brighthouse’s associates and those of our third-party service providers may take excessive risks which could negatively affect our financial condition and business
As an insurance enterprise, we are in the business of accepting certain risks. The associates who conduct our business include executive officers and other members of management, sales intermediaries, investment professionals, product managers, and other associates, as well as associates of our third-party service providers, including certain associates of MetLife who provide services to Brighthouse in connection with the Transition Services Agreement or other agreements, including agreements to provide certain third-party administration services. Each of these associates makes decisions and choices that may expose us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. Associates may take excessive risks regardless of the structure of our compensation programs and practices. Similarly, our controls and procedures designed to monitor associates’ business decisions and prevent them from taking excessive risks, and to prevent employee misconduct, may not be effective. If our associates and those of our third-party service providers take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and business operations.
General Risks
Brighthouse may experience difficulty in marketing and distributing products through our distribution channels
We distribute our products exclusively through a variety of third-party distribution channels. Our agreements with the third-party distributors may be terminated by either party with or without cause. We may periodically renegotiate the terms of these agreements, and there can be no assurance that such terms will remain acceptable to us or such third parties. If we are unable to maintain our relationships our sales of individual insurance, annuities and investment products could decline, and our results of operations and financial condition could be materially adversely affected. Our distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including changes in our distribution strategy, adverse developments in our business, adverse rating agency actions, or concerns about market-related risks. We are also at risk that key distribution partners may merge, consolidate, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. Also, if we are unsuccessful in attracting and retaining key internal associates who conduct our business, including wholesalers, our sales could decline.
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

In addition, our distributors may also sell our competitors’ products. If our competitors offer products that are more attractive than ours or pay higher commission rates to the sales representatives than we do, these representatives may concentrate their efforts in selling our competitors’ products instead of ours. In connection with the sale of MetLife Premier Client Group to Massachusetts Mutual Life Insurance Company (“MassMutual”), we entered into an agreement in 2016 that permits us to serve as the exclusive manufacturer for certain proprietary products which are offered through MassMutual’s career agent channel. We partnered with MassMutual to develop the initial product distributed under this arrangement, the Index Horizons fixed index annuity, and agreed on the terms of the related reinsurance. While the agreement has a term of 10 years, it is possible that MassMutual may terminate our exclusivity or the agreement itself in specified circumstances, such as our inability or failure to provide product designs that reasonably meet MassMutual requirements.
Any failure to protect the confidentiality of client and employee information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Federal and state legislatures and various government agencies have established laws and regulations protecting the privacy and security of personal information. See “Business — Regulation — Cybersecurity Regulation.” Our third-party service-providers and our employees have access to, and routinely process, personal information through a variety of media, including information technology systems. It is possible that an employee or third-party service provider (or their suppliers, vendors or subcontractors) could, intentionally or unintentionally, disclose or misappropriate confidential personal information, and there can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Additionally, our data has been the subject of cyberattacks and could be subject to additional attacks. If we or any of our third-party service providers (or their suppliers, vendors or subcontractors) fail to maintain adequate internal controls or if our associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of employee or client information could occur. Any data breach or unlawful disclosure of confidential personal information could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. See “— Operational Risks — Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
In addition, there has been increased scrutiny as well as enacted and proposed additional regulation, including from state regulators, regarding the use of customer data. We may analyze customer data or input such data into third-party analytics in order to better manage our business. Any inquiry in connection with our analytics business practices, as well as any misuse or alleged misuse of those analytics insights, could cause reputational harm or result in regulatory enforcement actions or litigation, and any related limitations imposed on us could have a material impact on our business, financial condition and results of operations.
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
The tax opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. In addition, the tax opinion and the private letter ruling do not address all of the tax consequences of the Separation to us.
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
The Separation was a complex transaction subject to numerous tax rules, including rules that could require us to reduce our tax attributes (such as the basis in our assets) in certain circumstances, and the application of these various rules to the Separation is not entirely clear. The ultimate tax consequences to us of the Separation may not be finally determined for many years and may differ from the tax consequences that we and MetLife expected at the time of the Separation. As a result, we could be required to pay material additional taxes and to materially reduce the tax assets (or materially increase the tax liabilities) on our consolidated balance sheet. These changes could impact our available capital, ratings or cost of capital. There can be no assurance that the tax separation agreement with MetLife, Inc. (the “Tax Separation Agreement”) will protect us from any such consequences, or that any issue that may arise will be subject to indemnification by MetLife under the Tax Separation Agreement. As a result, our financial condition and results of operations could be materially and adversely affected.
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
Disputes or disagreements with MetLife may affect our financial statements and business operations, and Brighthouse’s contractual remedies may not be sufficient
In connection with the Separation, Brighthouse entered into certain agreements that provide a framework for the ongoing relationship with MetLife, including the Transition Services Agreement, the Tax Separation Agreement and a tax receivables agreement that provides MetLife with the right to receive future payments from us as partial consideration for its contribution of assets to us (the “Tax Receivables Agreement”). Brighthouse’s agreements with MetLife may not reflect terms that would have resulted from negotiation between unaffiliated parties. Such provisions may include, among other things, indemnification rights and obligations, the allocation of tax liabilities, and other payment obligations between Brighthouse and MetLife, including the payment by Brighthouse to MetLife pursuant to the Tax Receivables Agreement of a portion of cash savings, if any, in federal income tax that we actually realize as a result of certain transactions involved in the Separation. Disagreements regarding the obligations of MetLife or Brighthouse, including us, under these agreements or any renegotiation of their terms could create disputes that may be resolved in a manner unfavorable to us. In addition, there can be no assurance that any remedies available under these agreements will be sufficient to Brighthouse, including us, in the event of a dispute or nonperformance by MetLife or that any such remedies will be sufficiently broad to cover any issues that arise under Brighthouse’s arrangements with MetLife. The failure of MetLife to perform its obligations under these agreements (or claims by MetLife that Brighthouse has failed to perform its obligations under the agreements) may have a material adverse effect on our financial statements and could consume substantial resources and attention thus creating a material adverse impact on our business performance.
Item 1B. Unresolved Staff Comments
None.
Item 3. Legal Proceedings
See Note 14 of the Notes to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
No established public trading market exists for Brighthouse Life Insurance Company’s common equity; all of Brighthouse Life Insurance Company’s common stock is held by Brighthouse Holdings, LLC (“BH Holdings”).
See Note 11 of the Notes to the Consolidated Financial Statements for a discussion of dividends paid, as well as restrictions on Brighthouse Life Insurance Company’s ability to pay dividends.
Item 6. Selected Financial Data
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of BH Holdings which is a wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction I(2)(a) of Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s consolidated financial statements included elsewhere herein.
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
For operating purposes, we have established three segments: (i) Annuities, (ii) Life and (iii) Run-off, which consists of operations relating to products we are not actively selling, and which are separately managed. In addition, we report certain of our results of operations in Corporate & Other.
See “Business — Segments and Corporate & Other” and Note 2 of the Notes to the Consolidated Financial Statements for further information on our segments and Corporate & Other.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Consolidated Financial Statements.
The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits;

(ii)	amortization of DAC;

(iii)	investment impairments;

(iv)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation; and

(v)	measurement of income taxes and the valuation of deferred tax assets.
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
Liability for Future Policy Benefits
Future policy benefits for traditional long-duration insurance contracts (term, whole life insurance and income annuities) are payable over an extended period of time and the related liabilities are equal to the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Assumptions used to measure the liability are based on the Company’s experience and include a margin for adverse deviation. The principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, benefit utilization and withdrawals, policy lapse, retirement, disability incidence, disability terminations, investment returns and expenses. These assumptions, intended to estimate the experience for the period the policy benefits are payable, are established at the time the policy is issued and are not updated unless a premium deficiency exists. Utilizing these assumptions, liabilities are established for each line of business. If experience is less favorable than assumed and a premium deficiency exists, DAC may be reduced, and/or additional insurance liabilities established, resulting in a reduction in earnings.
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
Deferred Policy Acquisition Costs
DAC represents deferred costs that relate directly to the successful acquisition or renewal of insurance contracts. The recovery of DAC is dependent upon the future profitability of the related business.
DAC related to deferred annuities, universal and variable life insurance contracts is amortized based on expected future gross profits. DAC balances and amortization for variable contracts can be significantly impacted by changes in expected future gross profits related to projected separate account rates of return. Our practice of determining changes in projected separate account returns assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC amortization with an offset to our unearned revenue liability which nets to approximately $170 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for variable annuity and variable universal life insurance contracts is in the 6-7% range.
We also generally review other long-term assumptions underlying the projections of expected future gross profits on an annual basis. These assumptions primarily relate to general account investment returns, interest crediting rates, mortality, in-force or persistency, benefit elections and withdrawals, and expenses to administer business. Assumptions used in the calculation of expected future gross profits which have significantly changed are updated annually. If the update of assumptions causes expected future gross profits to increase, DAC amortization will generally decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.
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
See Notes 1 and 5 of the Notes to the Consolidated Financial Statements for additional information relating to DAC accounting policy and amortization.

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
See Notes 8 and 9 of the Notes to the Consolidated Financial Statements for additional information on our embedded derivatives and the determination of their fair values.
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
Nonperformance Risk Adjustment
The valuation of our embedded derivatives includes an adjustment for the risk that we fail to satisfy our obligations, which we refer to as our nonperformance risk. The nonperformance risk adjustment is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability.
The spread over the risk-free rate is based on BHF’s creditworthiness taking into consideration publicly available information relating to spreads in the secondary market for BHF’s debt. These observable spreads are then adjusted, as necessary, to reflect our financial strength ratings as compared to the credit rating of BHF.
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
Non-GAAP Disclosures
Our definitions of the non-GAAP measures may differ from those used by other companies.

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

•	Certain variable annuity GMIB fees (“GMIB Fees”) and amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses).
The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits related to GMIBs (“GMIB Costs”);

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
_______________

(1)	Italicized items indicate GAAP statement of operations line items.
Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Accordingly, we report adjusted earnings by segment in Note 2 of the Notes to the Consolidated Financial Statements.

Results of Operations
Annual Actuarial Review
Generally, in the third quarter of each year we conduct an AAR. The most significant impact from the 2019 AAR reflected the change in the long-term general account earned rate for GAAP, which lowered the base 10-year U.S. Treasury rate from 4.25% to 3.75%, which had the largest impact to our ULSG business. For our variable annuity business, in addition to the update in the long-term general account earned rate, we updated assumptions regarding separate account fund allocations and volatility, as well as maintenance expenses. In our life business, we updated assumptions related to mortality and expenses.
As a result of the 2018 AAR, our variable annuity business reflected the alignment to the statutory variable annuity capital reform framework. These changes included lower lapse and utilization assumptions (consistent with updated Brighthouse policyholder experience and industry participants), as well as updates to the equity market scenario generator as reflected in the framework. We also updated the tax rate to reflect the statutory tax rate change due to the Tax Act. In our life business, we updated assumptions related to market returns, policyholder behavior and expenses.
Consolidated Results for the Years Ended December 31, 2019 and 2018
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Years Ended December 31,
	2019	2018
	(In millions)
Revenues
Premiums	$847	$869
Universal life and investment-type product policy fees	2,982	3,190
Net investment income	3,486	3,235
Other revenues	266	287
Net investment gains (losses)	92	(204)
Net derivative gains (losses)	(2,046)	745
Total revenues	5,627	8,122
Expenses
Policyholder benefits and claims	3,538	3,180
Interest credited to policyholder account balances	1,031	1,047
Capitalization of DAC	(365)	(319)
Amortization of DAC and VOBA	395	1,011
Interest expense on debt	60	6
Other expenses	2,114	2,076
Total expenses	6,773	7,001
Income (loss) before provision for income tax	(1,146)	1,121
Provision for income tax expense (benefit)	(338)	153
Net income (loss)	(808)	968
Less: Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$(809)	$967

The following table presents the components of net income (loss).

	Years Ended December 31,
	2019	2018
	(In millions)
GMLB Riders	$(2,533)	$383
Other derivative instruments	638	(202)
Net investment gains (losses)	92	(204)
Other adjustments	(1)	41
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	657	1,102
Net income (loss) before provision for income tax	(1,147)	1,120
Provision for income tax expense (benefit)	(338)	153
Net income (loss) attributable to Brighthouse Life Insurance Company	$(809)	$967
GMLB Riders. The guaranteed minimum liability benefits (“GMLB”) riders (“GMLB Riders”) reflect (i) changes in the carrying value of GMLB liabilities, including GMIBs, GMWBs and GMABs, and Shield Annuities; (ii) changes in the estimated fair value of the related hedges, as well as any ceded reinsurance of the liabilities; (iii) the fees earned from the GMLB liabilities; and (iv) the effects of DAC amortization related to the preceding components.
Other Derivative Instruments. We have other derivative instruments, in addition to the hedges and embedded derivatives included in the GMLB Riders, for which changes in estimated fair value are recognized in net derivative gains (losses).
Freestanding Derivatives. We have freestanding derivatives that economically hedge certain invested assets and insurance liabilities. The majority of this hedging activity, excluding the GMLB Riders, is focused in the following areas:

•	as part of the Company’s macro interest rate hedging program, the use of interest rate swaps, swaptions, and interest rate forwards in connection with ULSG;

•
use of interest rate swaps when we have duration mismatches where suitable assets with maturities similar to those of our long-dated liabilities are not readily available in the market and use of interest rate forwards hedging reinvestment risk from maturing assets with higher yields than currently available in the market that support long-dated liabilities;

•	use of foreign currency swaps when we hold fixed maturity securities denominated in foreign currencies that are matching insurance liabilities denominated in U.S. dollars; and

•	use of equity index options to hedge index-linked annuity products against adverse changes in equity markets.
The market impacts on the hedges are accounted for in net income (loss) while the offsetting economic impact on the items they are hedging are either not recognized or recognized through OCI in equity.
Embedded Derivatives. Certain ceded reinsurance agreements are written on a coinsurance with funds withheld basis. The funds withheld component is accounted for as an embedded derivative with changes in the estimated fair value recognized in net income (loss) in the period in which they occur. In addition, the changes in liability values of our fixed index-linked annuity products that result from changes in the underlying equity index are accounted for as embedded derivatives.
Pre-tax Adjusted Earnings. As more fully described in “— Non-GAAP Disclosures,” we use adjusted earnings, which does not equate to net income (loss) available to shareholders, as determined in accordance with GAAP. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss).
Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018
Net loss before provision for income tax was $1.1 billion ($809 million, net of income tax), a decrease of $2.3 billion ($1.8 billion, net of income tax) from net income before provision for income tax of $1.1 billion ($967 million, net of income tax) in the prior period.
The decrease in income before provision for income tax was driven by the following key unfavorable items:

•	losses from GMLB Riders in the current period, compared to gains in the prior period, see “— GMLB Riders for the Years Ended December 31, 2019 and 2018;”

•	lower pre-tax adjusted earnings, discussed in greater detail below; and

•	higher policyholder benefits and claims, included in other adjustments, resulting from the adjustment for market performance related to participating products in our run-off business.
The decrease in income before provision for income tax was partially offset by the following key favorable items:

•	current period gains on interest rate derivatives used to manage interest rate exposure in our ULSG business due to declining long-term interest rates; and

•	the change in net investment gains (losses) reflecting:

◦	current period net gains on sales of fixed maturity securities compared to prior period losses;

◦	current period net mark-to-market gains on equity securities compared to prior period net losses;
partially offset by

◦	prior period net gains on limited partnership interests.
The provision for income tax in the current period led to an effective tax rate of 29%, compared to 14% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
Reconciliation of Net Income (Loss) to Adjusted Earnings
The following table reconciles net income (loss) to adjusted earnings:

	Years Ended December 31,
	2019	2018
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(809)	$967
Add: Provision for income tax expense (benefit)	(338)	153
Net income (loss) before provision for income tax	(1,147)	1,120
Less: GMLB Riders	(2,533)	383
Less: Other derivative instruments	638	(202)
Less: Net investment gains (losses)	92	(204)
Less: Other adjustments	(1)	41
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	657	1,102
Less: Provision for income tax expense (benefit)	41	157
Adjusted earnings	$616	$945

Consolidated Results for the Years Ended December 31, 2019 and 2018 - Adjusted Earnings
The following table presents the components of adjusted earnings:

	Years Ended December 31,
	2019	2018
	(In millions)
Fee income	$2,992	$3,213
Net investment spread	1,608	1,371
Insurance-related activities	(1,568)	(1,125)
Amortization of DAC and VOBA	(565)	(593)
Other expenses, net of DAC capitalization	(1,809)	(1,763)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	657	1,102
Provision for income tax expense (benefit)	41	157
Adjusted earnings	$616	$945
Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018
Adjusted earnings were $616 million, a decrease of $329 million.
Key net unfavorable impacts were:

•
higher costs associated with insurance-related activities due to an increase in liability balances resulting from changes in connection with the AAR, net of the impact of recapture transactions in both the current and prior period;

•	lower fee income due to lower asset-based fees resulting from lower average separate account balances; and

•	higher other expenses due to:

◦	an increase in the allocation of corporate expenses in the current period; and

◦	interest expense on affiliated surplus notes;
partially offset by

◦	lower establishment costs in the current period related to planned technology expenses; and

◦	the exit of various transition service agreements with MetLife.
Key favorable impacts were:

•	higher net investment spread reflecting:

◦	higher average invested assets resulting from positive net flows in the general account; and

◦	higher investment income due to the repositioning of the investment portfolio out of U.S. Treasuries into higher yielding assets in the prior period;
partially offset by

◦	lower net investment income from other limited partnerships for the comparative measurement period; and

•
lower amortization of DAC and VOBA, primarily in our life business, due to the impact on gross profits in the current period from higher separate account growth and lower policyholder benefits and claims, partially offset by an unfavorable impact in the current period in connection with the AAR.

Certain one-time tax adjustments recognized in the current period, primarily due to a revaluation of certain Separation-related liabilities resulted in an unusually low effective tax rate of 6% compared to 14% in the prior period. In addition to such one-time tax adjustments, our effective tax rate differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

GMLB Riders for the Years Ended December 31, 2019 and 2018
The following table presents the overall impact to income (loss) before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets.

	Years Ended December 31,
	2019	2018
	(In millions)
Liabilities (1)	$(1,870)	$(405)
Hedges	(1,592)	375
Ceded reinsurance	(12)	(2)
Fees (2)	815	836
GMLB DAC	126	(421)
Total GMLB Riders	$(2,533)	$383
_______________

(1)	Includes cumulative changes in estimated fair value of the Shield Annuities embedded derivatives of ($1.6) billion and $358 million for the years ended December 31, 2019 and 2018, respectively.

(2)	Excludes living benefit fees, included as a component of adjusted earnings, of $63 million and $68 million for the years ended December 31, 2019 and 2018, respectively.
GMLB Liabilities. Liabilities reported as part of GMLB Riders (“GMLB Liabilities”) include (i) guarantee rider benefits accounted for as embedded derivatives, (ii) guarantee rider benefits accounted for as insurance and (iii) Shield Annuities embedded derivatives. Liabilities related to guarantee rider benefits represent our obligation to protect policyholders against the possibility that a downturn in the markets will reduce the specified benefits that can be claimed under the base annuity contract. Any periods of significant and/or sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of these liabilities. An increase in these liabilities would result in a decrease to our net income (loss), which could be significant. Shield Annuities currently offered provide the ability for the contract holder to participate in the appreciation of certain financial markets up to a stated level, while offering protection from a portion of declines in the applicable indices or benchmark. We believe that Shield Annuities provide us with risk offset to liabilities related to guarantee rider benefits.
GMLB Hedges and Reinsurance. We enter into freestanding derivatives to hedge the market risks inherent in the GMLB Liabilities. Generally, the same market factors that impact the estimated fair value of the guarantee rider embedded derivatives impact the value of the hedges, though in the opposite direction. However, the changes in value of the GMLB Liabilities and related hedges may not be symmetrical and the divergence could be significant due to certain factors, such as the guarantee riders accounted for as insurance are not recognized at estimated fair value and there are unhedged risks within the GMLB Liabilities. We may also use reinsurance to manage our exposure related to the GMLB Liabilities.
GMLB Fees. We earn fees from the guarantee rider benefits, which are calculated based on benefits that provide the policyholder a minimum return based on their initial deposit (the “ Benefit Base”). Fees calculated based on the Benefit Base are more stable in market downturns, compared to fees based on the account value because the Benefit Base excludes the impact of a decline in the market value of the policyholder’s account value. We use the fees directly earned from the guarantee riders to fund the reserves, future claims and costs associated with the hedges of market risks inherent in these liabilities. For guarantee rider embedded derivatives, the future fees are included in the estimated fair value of the embedded derivative liabilities, with changes recorded in net derivative gains (losses). For guarantee rider benefits accounted for as insurance, while the related fees do affect the valuation of these liabilities, they are not included in the resulting liability values, but are recorded separately in universal life and investment-type policy fees.
GMLB DAC. Changes in the estimated fair value of GMLB Liabilities that are accounted for as embedded derivatives result in a corresponding recognition of DAC amortization that generally has an inverse effect on net income (loss), which we refer to as the DAC offset. While the DAC offset is generally the most significant driver of GMLB DAC, it can be impacted by other adjustments including amortization related to guarantee benefit riders accounted for as insurance.
Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018
Comparative results from GMLB Riders were unfavorable by $2.9 billion, primarily driven by:

•	a net unfavorable change in the GMLB hedges; and

•	unfavorable changes in Shield liability reserves,
partially offset by:

•	favorable changes in GMLB DAC.
Higher relative equity markets in the current period significantly impacted the following:

•	unfavorable changes to the estimated fair value of our GMLB hedges;

•	unfavorable changes to the estimated fair value of the Shield liability reserves, net of favorable changes to the estimated fair value of the related hedges; and

•	unfavorable changes in GMLB DAC;
partially offset by

•	favorable changes to the estimated fair value of the variable annuity liability reserve.
Lower interest rates in the current period significantly impacted the following:

•	favorable changes to the estimated fair value of our GMLB hedges; and

•	favorable changes to GMLB DAC;
partially offset by

•	unfavorable changes to the estimated fair value of variable annuity liability reserves.
The tightening of our credit default swap spreads combined with the decrease in the underlying base liabilities resulted in an unfavorable change in non-performance risk net of a favorable change in the GMLB DAC offset.
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
Off-Balance Sheet Arrangements
Collateral for Securities Lending and Derivatives
We have a securities lending program for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. The Company did not hold non-cash collateral at December 31, 2019. The amount of this collateral was $55 million at estimated fair value at December 31, 2018. See Note 7 of the Notes to the Consolidated Financial Statements for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $593 million and $141 million at December 31, 2019 and 2018, respectively. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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
Liquidity and Capital Management
Based upon our capitalization, expectations regarding maintaining our business mix, ratings and funding sources available to us, we believe we have sufficient liquidity to meet business requirements under current market conditions and certain stress scenarios. We continuously monitor and adjust our liquidity and capital plans in light of market conditions, as well as changing needs and opportunities.
We maintain a substantial short-term liquidity position, which was $2.0 billion and $1.5 billion at December 31, 2019 and 2018, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $41.0 billion and $35.9 billion at December 31, 2019 and 2018, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.

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
Our financial strength ratings as of the date of this filing are indicated in the following table. All financial strength ratings have a stable outlook.

	A.M. Best	Fitch	Moody’s	S&P
	“A++ (superior)” to “S (suspended)”	“AAA (exceptionally strong)” to “C (distressed)”	“Aaa (highest quality)” to “C (lowest rated)”	“AAA (extremely strong)” to “SD (Selective Default)” or “D (Default)”
Brighthouse Life Insurance Company	A	A	A3	A+
	3rd of 16	6th of 19	7th of 21	5th of 22
Brighthouse Life Insurance Company of NY	A	NR	NR	A+
	3rd of 16			5th of 22
______________
NR = Not rated
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
Cash Flows from Financing Activities
The principal cash inflows from our financing activities come from capital contributions from our parent, BH Holdings, issuances of debt, deposits of funds associated with policyholder account balances and lending of securities. The principal cash outflows come from repayments of debt, withdrawals associated with policyholder account balances and the return of securities on loan. The primary liquidity concerns with respect to these cash flows are market disruption and the risk of early policyholder withdrawal.
Primary Sources of Liquidity and Capital
In addition to the summary description of liquidity and capital sources discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary sources of liquidity and capital:

Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Brighthouse Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta and maintains a funding agreement program with certain FHLBs. At both December 31, 2019 and 2018, Brighthouse Life Insurance Company had obligations outstanding under funding agreements with certain FHLBs of $595 million. During the years ended December 31, 2019, 2018 and 2017, Brighthouse Life Insurance Company issued $0, $0 and $25 million, respectively, and repaid $0, $0 and $75 million, respectively, under such funding agreements. Activity related to these funding agreements is reported in the Run-off segment.
Farmer Mac Funding Agreements, Reported in Policyholder Account Balances
On February 1, 2019, Brighthouse Life Insurance Company entered into a funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”), pursuant to which the parties may enter into funding agreements in an aggregate amount of up to $500 million. At December 31, 2019, there were no borrowings under this funding agreement program. Activity related to these funding agreements is reported in the Run-off segment.
Long-term Debt Issued
On March 25, 2019, Brighthouse Life Insurance Company issued a $412 million surplus note due March 2059 to BH Holdings, which bears interest at a fixed rate of 8.07%, payable annually. Payments of interest and principal on this surplus note may be made only with the prior approval of the Delaware Department of Insurance.
On December 28, 2018, Brighthouse Life Insurance Company issued a $200 million surplus note due December 2058 to NELICO (the “December 2058 Surplus Note”) in exchange for $28 million of cash and $172 million of invested assets, primarily fixed maturity securities. The December 2058 Surplus Note bears interest at a fixed rate of 8.15%, payable annually. On December 21, 2018, with the prior approval of the Commonwealth of Massachusetts Division of Insurance, NELICO distributed the December 2058 Surplus Note to BH Holdings via a non-cash extraordinary dividend. Payments of interest and principal on the December 2058 Surplus Note may be made only with the prior approval of the Delaware Department of Insurance.
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
Repurchase Facility
In April 2018, Brighthouse Life Insurance Company entered into a secured committed repurchase facility (the “Repurchase Facility”) with a financial institution, pursuant to which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount of up to $2.0 billion. The Repurchase Facility has a term ending on July 31, 2021. Under the Repurchase Facility, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (ranging from two weeks to three months) and at a price which represents the original purchase price plus interest. At December 31, 2019, there were no borrowings under the Repurchase Facility.
Reinsurance Financing Arrangement
Our reinsurance subsidiary, BRCD, was formed to manage our capital and risk exposures and to support our term and ULSG businesses through the use of affiliated reinsurance arrangements and related reserve financing. At December 31, 2019, BRCD had a $10.0 billion financing arrangement with a pool of highly rated third-party reinsurers. This financing arrangement consists of credit-linked notes that each mature in 2037. At December 31, 2019, there were no borrowings under this facility, and there was $10.0 billion of funding available under this financing arrangement.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans. Surrender or lapse behavior differs somewhat by product, but tends to occur in the ordinary course of business. During the years ended December 31, 2019 and 2018, general account surrenders and withdrawals totaled $2.2 billion and $2.3 billion respectively.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2019 and 2018, counterparties were obligated to return cash collateral pledged by us of $0 and $64 million, respectively. At December 31, 2019 and 2018, we were obligated to return cash collateral pledged to us by counterparties of $1.3 billion and $1.4 billion, respectively. See Note 8 of the Notes to the Consolidated Financial Statements for additional information about pledged collateral. We also pledge collateral from time to time in connection with funding agreements.
Securities Lending
We have a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $3.1 billion and $3.6 billion at December 31, 2019 and 2018, respectively. Of these amounts, $1.3 billion and $1.5 billion at December 31, 2019 and 2018, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2019 was $1.2 billion, all of which were U.S. government and agency securities which, if put back to us, could be immediately sold to satisfy the cash requirement. See Note 7 of the Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We have an integrated process for managing risk exposures, which is coordinated among our Risk Management, Finance and Investment Departments. The process is designed to assess and manage exposures on a consolidated company-wide basis. Brighthouse Financial, Inc. has established a Balance Sheet Committee (“BSC”). The BSC is responsible for periodically reviewing all material financial risks to us and, in the event risks exceed desired tolerances, informs the Finance and Risk Committee of the Brighthouse Financial, Inc. Board of Directors, considers possible courses of action and determines how best to resolve or mitigate such risks. In taking such actions, the BSC considers industry best practices and the current economic environment. The BSC also reviews and approves target investment portfolios in order to align them with our liability profile and establishes guidelines and limits for various risk-taking departments, such as the Investment Department. Our Finance Department and our Investment Department, together with Risk Management, are responsible for coordinating our ALM strategies throughout the enterprise. The membership of the BSC is comprised of the following members of Brighthouse’s senior management: Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Operating Officer and Chief Investment Officer.
Our significant market risk management practices include, but are not limited to, the following:
Managing Interest Rate Risk
We manage interest rate risk as part of our asset and liability management strategies, which include (i) maintaining an investment portfolio that has a weighted average duration approximately equal to the duration of our estimated liability cash flow profile, and (ii) maintaining hedging programs, including a macro interest rate hedging program. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement products, we may support such liabilities with equity investments, derivatives or other mismatch mitigation strategies. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate completely the interest rate or other mismatch risk of our fixed income investments relative to our interest rate sensitive liabilities. The level of interest rates also affects our liabilities for benefits under our annuity contracts. As interest rates decline, we may need to increase our reserves for future benefits under our annuity contracts, which would adversely affect our results of operations and financial condition.
We also employ product design and pricing strategies to mitigate the potential effects of interest rate movements. These strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset crediting rates for certain products.
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
Managing Equity Market and Foreign Currency Risks
We manage equity market risk in a coordinated process across our Investment and Finance Departments primarily by holding sufficient capital to permit us to absorb modest losses, which may be temporary, from changes in equity markets and interest rates without adversely affecting our financial strength ratings and through the use of derivatives, such as equity futures, equity index options contracts, equity variance swaps and equity total return swaps. We may also employ reinsurance strategies to manage these exposures. Key management objectives include limiting losses, minimizing exposures to significant risks and providing additional capital capacity for future growth. The Investment and Finance Departments are also responsible for managing the exposure to foreign currency denominated investments. We use foreign currency swaps and forwards to mitigate the exposure, risk of loss and financial statement volatility associated with foreign currency denominated fixed income investments.
Market Risk - Fair Value Exposures
We regularly analyze our market risk exposure to interest rate, equity market price, credit spreads and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We have exposure to market risk through our insurance and annuity operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in estimated fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We may have additional financial impacts, other than changes in estimated fair value, which are beyond the scope of this discussion. See “Risk Factors” for additional disclosure regarding our market risk and related sensitivities.
Interest Rates
Our fair value exposure to changes in interest rates arises most significantly from our interest rate sensitive liabilities and our holdings of fixed maturity securities, mortgage loans and derivatives that are used to support our policyholder liabilities. Our interest rate sensitive liabilities include long-term debt, policyholder account balances related to certain investment type contracts, and embedded derivatives in variable annuity contracts with guaranteed minimum benefits. Our fixed maturity securities including U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed and other ABS, and our commercial, agricultural and residential mortgage loans, are exposed to changes in interest rates. We also use derivatives including swaps, caps, floors, forwards and options to mitigate the exposure related to interest rate risks from our product liabilities.
Equity Market
Along with investments in equity securities, we have fair value exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as embedded derivatives in variable annuity contracts with guaranteed minimum benefits, as well as certain policyholder account balances. In addition, we have exposure to equity markets through derivatives including options and swaps that we enter into to mitigate potential equity market exposure from our product liabilities.
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
Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates using a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, or a 10% change in equity market prices or foreign currency exchange rates. We believe that these changes in market rates and prices are reasonably possible in the near term. In performing the analysis summarized below, we used market rates as of December 31, 2019. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

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

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. Our actual losses in any particular period may vary from the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•
interest sensitive liabilities do not include $41.9 billion of insurance contracts, which are accounted for on a book value basis. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets;

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
The table below illustrates the potential loss in estimated fair value of our interest sensitive financial instruments due to a 100 basis point increase in the yield curve by type of asset and liability as of:

	December 31, 2019
	Notional Amount	Estimated Fair Value (1)	100 Basis Point Increase in the Yield Curve
	(In millions)
Financial assets with interest rate risk
Fixed maturity securities		$69,977	$(6,173)
Mortgage loans		$16,291	(878)
Policy loans		$983	(45)
Premiums, reinsurance and other receivables		$2,468	(186)
Embedded derivatives within asset host contracts (2)		$217	(68)
Increase (decrease) in estimated fair value of assets			(7,350)

Financial liabilities with interest rate risk (3)
Policyholder account balances		$15,576	871
Long-term debt		$942	49
Other liabilities		$946	4
Embedded derivatives within liability host contracts (2)		$4,582	1,057
(Increase) decrease in estimated fair value of liabilities			1,981

Derivative instruments with interest rate risk
Interest rate contracts	$46,497	$1,448	(2,308)
Foreign currency contracts	$3,879	$227	(10)
Equity contracts	$61,368	$(1,243)	(4)
Increase (decrease) in estimated fair value of derivative instruments			(2,322)
Net change			$(7,691)
_______________

(1)	Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contract holder.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $41.9 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets.

Sensitivity Summary
Sensitivity to rising interest rates increased by $1.7 billion, or 29%, to $7.7 billion as of December 31, 2019 from $6.0 billion as of December 31, 2018, primarily as a result of lower interest rates increasing the estimated fair value of both interest rate derivative contracts and fixed maturity securities, in line with management expectations.
Sensitivity to a 10% rise in equity prices increased by $151 million, or 22%, to $832 million as of December 31, 2019 from $681 million at December 31, 2018. Beginning in 2019, we included our embedded derivatives in index-linked annuity liabilities in the sensitivity analysis, and revised the 2018 sensitivity to include such liabilities.
As previously mentioned, we economically hedge substantially all of our foreign currency exposure such that the Company’s sensitivity to changes in foreign currencies is minimal.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Brighthouse Life Insurance Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brighthouse Life Insurance Company and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
March 4, 2020

We have served as the Company’s auditor since 2005.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Balance Sheets
December 31, 2019 and 2018
(In millions, except share and per share data)

	2019	2018
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $63,083 and $59,672, respectively)	$69,977	$61,348
Equity securities, at estimated fair value	147	140
Mortgage loans (net of valuation allowances of $64 and $56, respectively)	15,664	13,596
Policy loans	875	1,001
Limited partnerships and limited liability companies	2,379	2,290
Short-term investments, principally at estimated fair value	1,482	—
Other invested assets, principally at estimated fair value	3,224	3,037
Total investments	93,748	81,412
Cash and cash equivalents	2,493	3,494
Accrued investment income	663	704
Premiums, reinsurance and other receivables	14,287	13,113
Deferred policy acquisition costs and value of business acquired	4,809	5,086
Current income tax recoverable	21	1
Other assets	464	509
Separate account assets	99,668	91,511
Total assets	$216,153	$195,830
Liabilities and Equity
Liabilities
Future policy benefits	$39,081	$35,588
Policyholder account balances	45,121	39,330
Other policy-related balances	2,801	2,728
Payables for collateral under securities loaned and other transactions	4,374	5,047
Long-term debt	844	434
Current income tax payable	—	2
Deferred income tax liability	1,301	944
Other liabilities	4,484	3,455
Separate account liabilities	99,668	91,511
Total liabilities	197,674	179,039
Contingencies, Commitments and Guarantees (Note 14)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	19,073	19,073
Retained earnings (deficit)	(3,899)	(3,090)
Accumulated other comprehensive income (loss)	3,215	718
Total Brighthouse Life Insurance Company's stockholder's equity	18,464	16,776
Noncontrolling interests	15	15
Total equity	18,479	16,791
Total liabilities and equity	$216,153	$195,830
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	2019	2018	2017
Revenues
Premiums	$847	$869	$828
Universal life and investment-type product policy fees	2,982	3,190	3,156
Net investment income	3,486	3,235	2,973
Other revenues	266	287	336
Net investment gains (losses)	92	(204)	(27)
Net derivative gains (losses)	(2,046)	745	(1,468)
Total revenues	5,627	8,122	5,798
Expenses
Policyholder benefits and claims	3,538	3,180	3,594
Interest credited to policyholder account balances	1,031	1,047	1,076
Amortization of deferred policy acquisition costs and value of business acquired	395	1,011	916
Other expenses	1,809	1,763	1,833
Total expenses	6,773	7,001	7,419
Income (loss) before provision for income tax	(1,146)	1,121	(1,621)
Provision for income tax expense (benefit)	(338)	153	(738)
Net income (loss)	(808)	968	(883)
Less: Net income (loss) attributable to noncontrolling interests	1	1	—
Net income (loss) attributable to Brighthouse Life Insurance Company	$(809)	$967	$(883)
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	2019	2018	2017
Net income (loss)	$(808)	$968	$(883)
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	3,167	(1,355)	590
Unrealized gains (losses) on derivatives	(21)	22	(166)
Foreign currency translation adjustments	12	(4)	9
Other comprehensive income (loss), before income tax	3,158	(1,337)	433
Income tax (expense) benefit related to items of other comprehensive income (loss)	(661)	297	156
Other comprehensive income (loss), net of income tax	2,497	(1,040)	589
Comprehensive income (loss)	1,689	(72)	(294)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	1	1	—
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$1,688	$(73)	$(294)
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Equity
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$75	$18,461	$(2,919)	$1,248	$16,865	$—	$16,865
Sale of operating joint venture interest to former affiliate		202			202		202
Return of capital		(2,737)			(2,737)		(2,737)
Capital contributions		3,147			3,147		3,147
Change in noncontrolling interests					—	15	15
Net income (loss)			(883)		(883)		(883)
Effect of change in accounting principle			(330)	330	—		—
Other comprehensive income (loss), net of income tax				259	259		259
Balance at December 31, 2017	75	19,073	(4,132)	1,837	16,853	15	16,868
Cumulative effect of change in accounting principle and other, net of income tax			75	(79)	(4)		(4)
Balance at January 1, 2018	75	19,073	(4,057)	1,758	16,849	15	16,864
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			967		967	1	968
Other comprehensive income (loss), net of income tax				(1,040)	(1,040)		(1,040)
Balance at December 31, 2018	75	19,073	(3,090)	718	16,776	15	16,791
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(809)		(809)	1	(808)
Other comprehensive income (loss), net of income tax				2,497	2,497		2,497
Balance at December 31, 2019	$75	$19,073	$(3,899)	$3,215	$18,464	$15	$18,479

See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$(808)	$968	$(883)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and accretion of discounts associated with investments, net	(275)	(259)	(271)
(Gains) losses on investments, net	(92)	204	27
(Gains) losses on derivatives, net	2,592	(102)	3,084
(Income) loss from equity method investments, net of dividends and distributions	70	(66)	(50)
Interest credited to policyholder account balances	1,031	1,047	1,076
Universal life and investment-type product policy fees	(2,982)	(3,190)	(3,156)
Change in accrued investment income	85	(177)	(80)
Change in premiums, reinsurance and other receivables	(739)	(224)	55
Change in deferred policy acquisition costs and value of business acquired, net	25	689	660
Change in income tax	(326)	1,111	—
Change in other assets	1,947	2,077	2,201
Change in future policy benefits and other policy-related balances	1,696	1,386	1,522
Change in other liabilities	63	94	(314)
Other, net	51	63	75
Net cash provided by (used in) operating activities	2,338	3,621	3,946
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	13,358	15,621	16,409
Equity securities	57	22	97
Mortgage loans	1,528	793	761
Limited partnerships and limited liability companies	302	274	339
Purchases of:
Fixed maturity securities	(16,406)	(16,427)	(17,811)
Equity securities	(22)	(2)	(2)
Mortgage loans	(3,609)	(3,890)	(2,044)
Limited partnerships and limited liability companies	(463)	(358)	(531)
Cash received in connection with freestanding derivatives	2,040	1,802	1,859
Cash paid in connection with freestanding derivatives	(2,638)	(2,938)	(3,829)
Issuance of loan to affiliate	—	(2)	—
Sale of operating joint venture interest to a former affiliate	—	—	42
Net change in policy loans	126	105	(14)
Net change in short-term investments	(1,470)	269	1,057
Net change in other invested assets	36	(17)	(16)
Net cash provided by (used in) investing activities	$(7,161)	$(4,748)	$(3,683)
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	2019	2018	2017
Cash flows from financing activities
Policyholder account balances:
Deposits	$7,111	$5,899	$4,381
Withdrawals	(2,773)	(3,400)	(3,114)
Net change in payables for collateral under securities loaned and other transactions	(673)	889	(3,139)
Long-term debt issued	412	228	—
Long-term debt repaid	(2)	(9)	(13)
Return of capital	—	—	(3,425)
Capital contribution	—	—	1,300
Capital contribution associated with the sale of operating joint venture interest to a former affiliate	—	—	202
Financing element on certain derivative instruments and other derivative related transactions, net	(203)	(303)	(149)
Other, net	(50)	(46)	—
Net cash provided by (used in) financing activities	3,822	3,258	(3,957)
Change in cash, cash equivalents and restricted cash	(1,001)	2,131	(3,694)
Cash, cash equivalents and restricted cash, beginning of year	3,494	1,363	5,057
Cash, cash equivalents and restricted cash, end of year	$2,493	$3,494	$1,363
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$30	$3	$81
Income tax	$3	$(891)	$(684)
Non-cash transactions:
Transfer of fixed maturity securities to former affiliate	$—	$—	$293
Reduction of policyholder account balances in connection with reinsurance transactions	$—	$—	$293
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“BLIC” and the “Company” refer to Brighthouse Life Insurance Company, a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC (“BH Holdings”), which is a direct wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” together with its subsidiaries and affiliates, “Brighthouse Financial”).
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
Reclassifications
Certain amounts in the prior years’ consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year presentation as may be discussed when applicable in the Notes to the Consolidated Financial Statements.
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.
Summary of Significant Accounting Policies
Insurance
Future Policy Benefit Liabilities and Policyholder Account Balances
The Company establishes liabilities for future amounts payable under insurance policies. Insurance liabilities are generally equal to the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Assumptions used to measure the liability are based on the Company’s experience and include a margin for adverse deviation. The principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, benefit utilization and withdrawals, policy lapse, retirement, disability incidence, disability terminations, investment returns, and expenses as appropriate to the respective product type.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

For traditional long-duration insurance contracts (term, whole life insurance and income annuities), assumptions are determined at issuance of the policy and are not updated unless a premium deficiency exists. A premium deficiency exists when the liability for future policy benefits plus the present value of expected future gross premiums are less than expected future benefits and expenses (based on current assumptions). When a premium deficiency exists, the Company will reduce any deferred acquisition costs and may also establish an additional liability to eliminate the deficiency. To assess whether a premium deficiency exists, the Company groups insurance contracts based on the manner acquired, serviced and measured for profitability. In applying the profitability criteria, groupings are limited by segment.
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
Recognition of Insurance Revenues and Deposits
Premiums related to traditional life insurance and annuity contracts are recognized as revenues when due from policyholders. When premiums for income annuities are due over a significantly shorter period than the period over which policyholder benefits are incurred, any excess profit is deferred and recognized into earnings in proportion to the amount of expected future benefit payments.
Deposits related to universal life insurance, deferred annuity contracts and investment contracts are credited to policyholder account balances. Revenues from such contracts consist of asset-based investment management fees, cost of insurance charges, risk charges, policy administration fees and surrender charges. These fees, which are included in universal life and investment-type product policy fees, are recognized when assessed to the contract holder, except for non-level insurance charges which are deferred and amortized over the life of the contracts.
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
The Company amortizes DAC and VOBA related to term life insurance, non-participating whole life and immediate annuities over the appropriate premium paying period in proportion to the actual and expected future gross premiums that were set at contract issue. The expected premiums are based upon the premium requirement of each policy and assumptions for mortality, persistency and investment returns at policy issuance, or policy acquisition (as it relates to VOBA), include provisions for adverse deviation, and are consistent with the assumptions used to calculate future policy benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits.

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
The Company also has intangible assets representing deferred sales inducements (“DSI”) and the value of distribution agreements (“VODA”) which are included in other assets. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of DSI is included in policyholder benefits and claims. VODA represents the present value of expected future profits associated with the expected future business derived from the distribution agreements acquired as part of a business combination. The VODA associated with past business combinations is amortized over useful lives ranging from 10 to 40 years and such amortization is included in other expenses. Each year, or more frequently if circumstances indicate a possible impairment exists, the Company reviews DSI and VODA to determine whether the assets are impaired.
Reinsurance
The Company enters into reinsurance arrangements pursuant to which it cedes certain insurance risks to unaffiliated and former related party reinsurers. Cessions under reinsurance agreements do not discharge the Company’s obligations as the primary insurer. The accounting for reinsurance arrangements depends on whether the arrangement provides indemnification against loss or liability relating to insurance risk in accordance with GAAP.
For ceded reinsurance of existing in-force blocks of insurance contracts that transfer significant insurance risk, premiums, benefits and the amortization of DAC are reported net of reinsurance ceded. Amounts recoverable from reinsurers related to incurred claims and ceded reserves are included in premiums, reinsurance and other receivables and amounts payable to reinsurers included in other liabilities.

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
Certain of the Company’s variable annuity guarantee features are accounted for as insurance liabilities and recorded in future policy benefits while others are accounted for at fair value as embedded derivatives and recorded in policyholder account balances. Generally, a guarantee is accounted for as an insurance liability if the guarantee is paid only upon either the occurrence of a specific insurable event, or annuitization. Alternatively, a guarantee is accounted for as an embedded derivative if a guarantee is paid without requiring the occurrence of specific insurable event, or the policyholder to annuitize, that is, the policyholder can receive the guarantee on a net basis. In certain cases, a guarantee may have elements of both an insurance liability and an embedded derivative and in such cases the guarantee is split and accounted for under both models. Further, changes in assumptions, principally involving policyholder behavior, can result in a change of expected future cash outflows of a guarantee between portions accounted for as insurance liabilities and portions accounted for as embedded derivatives.
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
Index-linked Annuities
The Company issues and assumes through reinsurance index-linked annuities. The crediting rate associated with index-linked annuities is accounted for at fair value as an embedded derivative. The estimated fair value is determined using a combination of an option pricing model and an option-budget approach. Under this approach, the company estimates the cost of funding the crediting rate using option pricing and establishes that cost on the balance sheet as a reduction to the initial deposit amount. In subsequent periods, the embedded derivative is remeasured at fair value while the reduction in initial deposit is accreted back up to the initial deposit over the estimated life of the contract.
Investments
Net Investment Income and Net Investment Gains (Losses)
Income from investments is reported within net investment income, unless otherwise stated herein. Gains and losses on sales of investments, impairment losses and changes in valuation allowances are reported within net investment gains (losses), unless otherwise stated herein.
Fixed Maturity Securities Available-For-Sale
The Company’s fixed maturity securities are classified as available-for-sale (“AFS”) and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of OCI, net of policy-related amounts and deferred income taxes. Publicly-traded security transactions are recorded on a trade date basis, while privately-placed and bank loan security transactions are recorded on a settlement date basis. Investment gains and losses on sales are determined on a specific identification basis.
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
Limited Partnerships and LLCs
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
If a derivative is not designated or did not qualify as an accounting hedge, changes in the estimated fair value of the derivative are reported in net derivative gains (losses).
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
See “— Variable Annuity Guarantees,” “— Index-Linked Annuities” and “— Reinsurance” for additional information on the accounting policies for embedded derivatives bifurcated from variable annuity and reinsurance host contracts.

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
Income Tax
Income taxes as presented herein attribute current and deferred income taxes of MetLife, Inc., for periods up until the Separation, to Brighthouse Financial in a manner that is systematic, rational and consistent with the asset and liability method prescribed by the Financial Accounting Standards Board (“FASB”) guidance Accounting Standards Codification 740 — Income Taxes (“ASC 740”). The Company’s income tax provision was prepared following the modified separate return method. The modified separate return method applies ASC 740 to the stand-alone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a stand-alone enterprise, after providing benefits for losses. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions.
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
Other Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid securities and other investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at estimated fair value or amortized cost, which approximates estimated fair value.
Employee Benefit Plans
Brighthouse Services, LLC (“Brighthouse Services”), an affiliate, sponsors qualified and non-qualified defined contribution plans, and New England Life Insurance Company (“NELICO”), an affiliate, sponsors certain frozen defined benefit pension and postretirement plans. Within its consolidated statement of operations, the Company has included expenses associated with its participants in these plans.
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the FASB in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements. There were no ASUs adopted during 2019 that had a material impact on the Company’s financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

ASUs issued but not yet adopted as of December 31, 2019 are summarized in the table below.

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (1) require all guarantees that qualify as market risk benefits to be measured at fair value, (2) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (3) modify the methods of amortization for DAC, and (4) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances. The market risk benefit guidance is required to be applied on a retrospective basis, while the changes to guidance for insurance liabilities and DAC may be applied to existing carrying amounts on the effective date or on a retrospective basis.
January 1, 2022
The Company is in the early stages of evaluating the new guidance and therefore is unable to estimate the impact to its financial statements. The most significant impact is expected to be the measurement of liabilities for variable annuity guarantees.

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
		January 1, 2020 using the modified retrospective method (with early adoption permitted beginning January 1, 2019)	The adoption of this new guidance will not have a material impact on the Company’s financial statements.

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
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes long-term care and workers’ compensation business reinsured through 100% quota share reinsurance agreements and term life insurance sold direct to consumers, which is no longer being offered for new sales.

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

•	Certain variable annuity GMIB fees (“GMIB Fees”) and amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses).
The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits related to GMIBs (“GMIB Costs”);

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)

Set forth in the tables below are the operating results with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2019, 2018 and 2017 and at December 31, 2019 and 2018.

	Operating Results
Year Ended December 31, 2019	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,233	$239	$(580)	$(234)	$658
Provision for income tax expense (benefit)	230	49	(126)	(112)	41
Post-tax adjusted earnings	1,003	190	(454)	(122)	617
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$1,003	$190	$(454)	$(123)	616
Adjustments for:
Net investment gains (losses)					92
Net derivative gains (losses)					(2,046)
Other adjustments to net income (loss)					150
Provision for income tax (expense) benefit					379
Net income (loss) attributable to Brighthouse Life Insurance Company					$(809)

Interest revenue	$1,798	$376	$1,265	$53
Interest expense	$—	$—	$—	$60

Balance at December 31, 2019	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total assets	$152,740	$16,389	$35,132	$11,892	$216,153
Separate account assets	$95,524	$2,043	$2,101	$—	$99,668
Separate account liabilities	$95,524	$2,043	$2,101	$—	$99,668

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,179	$211	$(58)	$(229)	$1,103
Provision for income tax expense (benefit)	201	43	(14)	(73)	157
Post-tax adjusted earnings	978	168	(44)	(156)	946
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$978	$168	$(44)	$(157)	945
Adjustments for:
Net investment gains (losses)					(204)
Net derivative gains (losses)					745
Other adjustments to net income (loss)					(523)
Provision for income tax (expense) benefit					4
Net income (loss) attributable to Brighthouse Life Insurance Company					$967

Interest revenue	$1,523	$373	$1,309	$44
Interest expense	$—	$—	$—	$6

Balance at December 31, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total assets	$137,079	$14,928	$32,390	$11,433	$195,830
Separate account assets	$88,138	$1,732	$1,641	$—	$91,511
Separate account liabilities	$88,138	$1,732	$1,641	$—	$91,511

	Operating Results
Year Ended December 31, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,230	$(68)	$(466)	$(114)	$582
Provision for income tax expense (benefit)	323	(30)	(172)	338	459
Post-tax adjusted earnings	907	(38)	(294)	(452)	123
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$907	$(38)	$(294)	$(452)	123
Adjustments for:
Net investment gains (losses)					(27)
Net derivative gains (losses)					(1,468)
Other adjustments to net income (loss)					(708)
Provision for income tax (expense) benefit					1,197
Net income (loss) attributable to Brighthouse Life Insurance Company					$(883)

Interest revenue	$1,263	$300	$1,399	$142
Interest expense	$—	$(4)	$23	$39

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)

The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Annuities	$4,062	$3,921	$3,721
Life	1,115	1,160	1,036
Run-off	2,009	2,112	2,148
Corporate & Other	145	147	250
Adjustments	(1,704)	782	(1,357)
Total	$5,627	$8,122	$5,798

The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product group:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Annuity products	$2,522	$2,662	$2,729
Life insurance products	1,561	1,677	1,587
Other products	12	7	4
Total	$4,095	$4,346	$4,320

Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2019, 2018 and 2017.
3. Organizational Changes
Contribution Transactions
In April 2017, in connection with the Separation, MetLife, Inc. contributed MetLife Reinsurance Company of Delaware, MetLife Reinsurance Company of South Carolina, MetLife Reinsurance Company of Vermont II, all affiliated reinsurance companies, and Brighthouse Life Insurance Company of NY (“BHNY”) to Brighthouse Life Insurance Company (the “Contribution Transactions”). The affiliated reinsurance companies were then merged into Brighthouse Reinsurance Company of Delaware (“BRCD”), and certain reserve financing arrangements were restructured, resulting in a net return of capital to MetLife of $2.7 billion. The return of capital included $3.4 billion in cash, offset by a non-cash capital contribution of $703 million primarily comprised of the $643 million tax impact of a basis adjustment for BRCD in connection with the Contribution Transactions. The affiliated reinsurance companies reinsured risks, including level premium term life and ULSG assumed from the Company and other entities and operations of Brighthouse.
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
Notes to the Consolidated Financial Statements (continued)

4. Insurance
Insurance Liabilities
Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2019	2018
	(In millions)
Annuities	$43,731	$37,266
Life	7,507	7,336
Run-off	28,064	25,447
Corporate & Other	7,701	7,597
Total	$87,003	$77,646

See Note 6 for discussion of affiliated reinsurance liabilities included in the table above.
Assumptions for Future Policyholder Benefits and Policyholder Account Balances
For non-participating term and whole life insurance, assumptions for mortality and persistency are based upon the Company’s experience. Interest rate assumptions for the aggregate future policy benefit liabilities range from 3% to 8%. The liability for single premium immediate annuities is based on the present value of expected future payments using the Company’s experience for mortality assumptions, with interest rate assumptions used in establishing such liabilities ranging from 2% to 8%.
Participating whole life insurance uses an interest assumption based upon non-forfeiture interest rate of 4% and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both December 31, 2019 and 2018, and 38% of gross traditional life insurance premiums for each of the years ended December 31, 2019, 2018 and 2017.
The liability for future policyholder benefits for long-term disability (included in the Life segment) and long-term care insurance (included in the Run-off segment) includes assumptions based on the Company’s experience for future morbidity, withdrawals and interest. Interest rate assumptions used for long-term disability in establishing such liabilities range from 4% to 7%. Claim reserves for these products include best estimate assumptions for claim terminations, expenses and interest. Interest rate assumptions used for establishing long-term care claim liabilities range from 3% to 6%.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
4. Insurance (continued)

Information regarding the liabilities for guarantees (excluding policyholder account balances and embedded derivatives) relating to variable annuity contracts and universal and variable life insurance contracts was as follows:

	Variable Annuity Contracts		Universal and Variable Life Contracts
	GMDBs	GMIBs	Secondary Guarantees	Total
	(In millions)
Direct
Balance at January 1, 2017	$1,106	$2,206	$3,540	$6,852
Incurred guaranteed benefits	367	344	692	1,403
Paid guaranteed benefits	(57)	—	—	(57)
Balance at December 31, 2017	1,416	2,550	4,232	8,198
Incurred guaranteed benefits	183	358	483	1,024
Paid guaranteed benefits	(56)	—	—	(56)
Balance at December 31, 2018	1,543	2,908	4,715	9,166
Incurred guaranteed benefits	142	168	874	1,184
Paid guaranteed benefits	(89)	—	—	(89)
Balance at December 31, 2019	$1,596	$3,076	$5,589	$10,261
Net Ceded/(Assumed)
Balance at January 1, 2017	$(45)	$(19)	$1,105	$1,041
Incurred guaranteed benefits	94	(28)	(159)	(93)
Paid guaranteed benefits	(55)	—	—	(55)
Balance at December 31, 2017	(6)	(47)	946	893
Incurred guaranteed benefits	48	(3)	18	63
Paid guaranteed benefits	(54)	—	—	(54)
Balance at December 31, 2018	(12)	(50)	964	902
Incurred guaranteed benefits	84	(1)	119	202
Paid guaranteed benefits	(87)	—	—	(87)
Balance at December 31, 2019	$(15)	$(51)	$1,083	$1,017
Net
Balance at January 1, 2017	$1,151	$2,225	$2,435	$5,811
Incurred guaranteed benefits	273	372	851	1,496
Paid guaranteed benefits	(2)	—	—	(2)
Balance at December 31, 2017	1,422	2,597	3,286	7,305
Incurred guaranteed benefits	135	361	465	961
Paid guaranteed benefits	(2)	—	—	(2)
Balance at December 31, 2018	1,555	2,958	3,751	8,264
Incurred guaranteed benefits	58	169	755	982
Paid guaranteed benefits	(2)	—	—	(2)
Balance at December 31, 2019	$1,611	$3,127	$4,506	$9,244

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
4. Insurance (continued)

Information regarding the Company’s guarantee exposure was as follows at:

	December 31,
	2019				2018
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$100,034		$57,069		$92,794		$53,330
Separate account value	$95,430		$56,027		$88,065		$52,225
Net amount at risk	$6,617	(4)	$4,495	(5)	$10,945	(4)	$3,903	(5)
Average attained age of contract holders	69 years		69 years		69 years		68 years

	December 31,
	2019	2018
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,957	$6,099
Net amount at risk (6)	$71,124	$73,131
Average attained age of policyholders	66 years	65 years

Variable Life Contracts
Total account value (3)	$1,133	$954
Net amount at risk (6)	$12,082	$13,040
Average attained age of policyholders	45 years	45 years
_______________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
4. Insurance (continued)

Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2019	2018
	(In millions)
Fund Groupings:
Balanced	$62,266	$58,258
Equity	25,580	22,292
Bond	7,729	7,592
Money Market	16	17
Total	$95,591	$88,159

Obligations Under Funding Agreements
The Company has issued fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During each of the years ended December 31, 2019, 2018 and 2017, the Company issued no funding agreements and repaid $6 million. At December 31, 2019 and 2018, liabilities for funding agreements outstanding, which are included in policyholder account balances, were $134 million and $136 million, respectively.
Brighthouse Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta and holds common stock in certain regional banks in the FHLB system. Holdings of FHLB common stock carried at cost at December 31, 2019 and 2018 were $39 million and $64 million, respectively.
Brighthouse Life Insurance Company has also entered into funding agreements with FHLBs. The liabilities for these funding agreements are included in policyholder account balances. Liabilities for FHLB funding agreements at both December 31, 2019 and 2018 were $595 million.
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
In February 2019, Brighthouse Life Insurance Company entered into a funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”), pursuant to which the parties may agree to enter into funding agreements in an aggregate amount of up to $500 million. The funding agreement program has a term ending on December 1, 2023. Funding agreements are issued to Farmer Mac in exchange for cash. In connection with each funding agreement, Farmer Mac will be granted liens on certain assets, including agricultural loans, to collateralize Brighthouse Life Insurance Company’s obligations under the funding agreements. Upon any event of default by Brighthouse Life Insurance Company, Farmer Mac’s recovery on the collateral is limited to the amount of Brighthouse Life Insurance Company’s liabilities to Farmer Mac. At December 31, 2019, there were no borrowings under this funding agreement program.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)

5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
See Note 1 for a description of capitalized acquisition costs.
Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
DAC:
Balance at January 1,	$4,518	$5,015	$5,667
Capitalizations	365	319	256
Amortization related to net investment gains (losses) and net derivative gains (losses)	220	(370)	127
All other amortization	(586)	(535)	(958)
Total amortization	(366)	(905)	(831)
Unrealized investment gains (losses)	(190)	89	(77)
Balance at December 31,	4,327	4,518	5,015
VOBA:
Balance at January 1,	568	608	672
Amortization related to net investment gains (losses) and net derivative gains (losses)	(1)	(1)	(9)
All other amortization	(28)	(105)	(76)
Total amortization	(29)	(106)	(85)
Unrealized investment gains (losses)	(57)	66	21
Balance at December 31,	482	568	608
Total DAC and VOBA:
Balance at December 31,	$4,809	$5,086	$5,623

Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2019	2018
	(In millions)
Annuities	$4,168	$4,357
Life	539	613
Run-off	5	5
Corporate & Other	97	111
Total	$4,809	$5,086

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding other intangibles was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
DSI:
Balance at January 1,	$391	$411	$432
Capitalization	2	2	2
Amortization	(36)	(39)	(12)
Unrealized investment gains (losses)	5	17	(11)
Balance at December 31,	$362	$391	$411
VODA:
Balance at January 1,	$91	$105	$120
Amortization	(13)	(14)	(15)
Balance at December 31,	$78	$91	$105
Accumulated amortization	$182	$169	$155
The estimated future amortization expense to be reported in other expenses for the next five years is as follows:

	VOBA	VODA
	(In millions)
2020	$69	$12
2021	$61	$10
2022	$53	$9
2023	$46	$8
2024	$41	$7

6. Reinsurance
The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its various insurance products and also as a provider of reinsurance for some insurance products issued by NELICO, former affiliated and unaffiliated companies. The Company participates in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.
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
For its life products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. The Company currently reinsures 90% of the mortality risk in excess of $2 million for most products. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case-by-case basis, the Company may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount the Company retains. The Company also reinsures 90% of the risk associated with participating whole life policies to a former affiliate and assumes certain term life policies and universal life policies with secondary death benefit guarantees issued by a former affiliate. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time.
Corporate & Other
The Company reinsures, through 100% quota share reinsurance agreements certain run-off long-term care and workers’ compensation business written by the Company. At December 31, 2019, the Company had $6.7 billion of reinsurance recoverables associated with its reinsured long-term care business. The reinsurer has established trust accounts for the Company’s benefit to secure their obligations under the reinsurance agreements. Additionally, the Company is indemnified for losses and certain other payment obligations it might incur with respect to such reinsured long-term care insurance business.
Catastrophe Coverage
The Company has exposure to catastrophes which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.
Reinsurance Recoverables
The Company reinsures its business through a diversified group of reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at both December 31, 2019 and 2018, were not significant.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $5.4 billion and $5.0 billion of unsecured reinsurance recoverable balances with third-party reinsurers at December 31, 2019 and 2018, respectively.
At December 31, 2019, the Company had $13.5 billion of net ceded reinsurance recoverables with third-parties. Of this total, $11.7 billion, or 87%, were with the Company’s five largest ceded reinsurers, including $4.0 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2018, the Company had $12.3 billion of net ceded reinsurance recoverables with third-parties. Of this total, $10.9 billion, or 89%, were with the Company’s five largest ceded reinsurers, including $3.8 billion of net ceded reinsurance recoverables which were unsecured.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Reinsurance (continued)

The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Premiums
Direct premiums	$1,597	$1,640	$1,731
Reinsurance assumed	15	12	13
Reinsurance ceded	(765)	(783)	(916)
Net premiums	$847	$869	$828
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$3,432	$3,617	$3,653
Reinsurance assumed	79	101	103
Reinsurance ceded	(529)	(528)	(600)
Net universal life and investment-type product policy fees	$2,982	$3,190	$3,156
Other revenues
Direct other revenues	$244	$262	$260
Reinsurance assumed	3	2	29
Reinsurance ceded	19	23	47
Net other revenues	$266	$287	$336
Policyholder benefits and claims
Direct policyholder benefits and claims	$5,267	$4,724	$5,080
Reinsurance assumed	70	75	89
Reinsurance ceded	(1,799)	(1,619)	(1,575)
Net policyholder benefits and claims	$3,538	$3,180	$3,594
Other expenses
Direct other expenses	$1,839	$1,812	$1,835
Reinsurance assumed	(10)	(4)	19
Reinsurance ceded	(20)	(45)	(21)
Net other expenses	$1,809	$1,763	$1,833

The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2019				2018
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$420	$39	$13,828	$14,287	$384	$60	$12,669	$13,113
Liabilities
Policyholder account balances	$42,062	$3,059	$—	$45,121	$37,586	$1,744	$—	$39,330
Other policy-related balances	$1,126	$1,675	$—	$2,801	$1,051	$1,677	$—	$2,728
Other liabilities	$3,410	$11	$1,063	$4,484	$2,804	$(4)	$655	$3,455

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Reinsurance (continued)

Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $2.0 billion and $1.4 billion at December 31, 2019 and 2018, respectively. The deposit liabilities on reinsurance were $2.4 billion and $1.4 billion at December 31, 2019 and 2018, respectively.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with its affiliate NELICO and certain MetLife, Inc. subsidiaries, including Metropolitan Life Insurance Company (“MLIC”), Metropolitan Tower Life Insurance Company, MetLife Reinsurance Company of Vermont and American Life Insurance Company, all of which were related parties until the completion of the MetLife Divestiture.
Information regarding the significant effects of reinsurance with NELICO and former MetLife affiliates included on the consolidated statements of operations was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Premiums
Reinsurance assumed	$5	$7	$13
Reinsurance ceded	—	(201)	(537)
Net premiums	$5	$(194)	$(524)
Universal life and investment-type product policy fees
Reinsurance assumed	$6	$51	$103
Reinsurance ceded	—	1	(14)
Net universal life and investment-type product policy fees	$6	$52	$89
Other revenues
Reinsurance assumed	$3	$2	$29
Reinsurance ceded	—	18	44
Net other revenues	$3	$20	$73
Policyholder benefits and claims
Reinsurance assumed	$34	$52	$87
Reinsurance ceded	—	(178)	(420)
Net policyholder benefits and claims	$34	$(126)	$(333)
Other expenses
Reinsurance assumed	$(32)	$(13)	$18
Reinsurance ceded	—	(5)	—
Net other expenses	$(32)	$(18)	$18

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Reinsurance (continued)

Information regarding the significant effects of reinsurance with NELICO and former MetLife affiliates included on the consolidated balance sheets was as follows at:

	December 31,
	2019		2018
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$26	$—	$21	$—
Liabilities
Policyholder account balances	$443	$—	$386	$—
Other policy-related balances	$11	$—	$14	$—
Other liabilities	$(21)	$—	$(38)	$—

The Company assumes risks from NELICO related to guaranteed minimum benefits written directly by the cedent. The assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the agreements are included within policyholder account balances and were $443 million and $386 million at December 31, 2019 and 2018, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($53) million, $53 million and $67 million for the years ended December 31, 2019, 2018 and 2017, respectively. In January 2017, the Company executed a novation and assignment agreement whereby it replaced MLIC as the reinsurer of certain variable annuities, including guaranteed minimum benefits, issued by NELICO. At the time of the novation and assignment, the transaction resulted in an increase in cash and cash equivalents of $184 million, an increase in future policy benefits of $34 million, an increase in policyholder account balances of $219 million and a decrease in other liabilities of $68 million. The Company recognized no gain or loss as a result of this transaction.
The Company cedes risks to MLIC related to guaranteed minimum benefits written directly by the Company. The ceded reinsurance agreement contains embedded derivatives and changes in the estimated fair value are also included within net derivative gains (losses). Net derivative gains (losses) associated with the embedded derivatives were less than $1 million and ($126) million for the years ended December 31, 2018 and 2017, respectively.
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
The Company previously assumed risks from MLIC related to guaranteed minimum benefits written directly by MLIC. The assumed reinsurance agreement contained embedded derivatives and changes in their estimated fair value are included within net derivative gains (losses). Net derivative gains (losses) associated with the embedded derivatives were $110 million for the year ended December 31, 2017. In January 2017, MLIC recaptured these risks which resulted in a decrease in investments and cash and cash equivalents of $568 million, a decrease in future policy benefits of $106 million, and a decrease in policyholder account balances of $460 million. In June 2017, there was an adjustment to the recapture amounts of this transaction, which resulted in an increase in premiums, reinsurance and other receivables of $140 million at June 30, 2017. The Company recognized a gain of $89 million, net of income tax, as a result of this transaction.
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
Related party reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. There were no deposit assets on related party reinsurance at both December 31, 2019 and 2018. The deposit liabilities on related party reinsurance were $164 million and $174 million at December 31, 2019 and 2018, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)

7. Investments
See Note 9 for information about the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector at:

	December 31, 2019					December 31, 2018
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
					(In millions)
Fixed maturity securities:
U.S. corporate	$27,841	$2,815	$65	$—	$30,591	$23,902	$816	$659	$—	$24,059
Foreign corporate	9,017	736	67	—	9,686	8,044	157	306	—	7,895
RMBS	8,600	440	14	(4)	9,030	8,309	246	122	(2)	8,435
U.S. government and agency	5,396	1,848	—	—	7,244	7,503	1,251	110	—	8,644
CMBS	5,460	263	9	—	5,714	5,177	42	87	(1)	5,133
State and political subdivision	3,326	687	2	—	4,011	3,202	399	15	—	3,586
ABS	1,940	21	11	—	1,950	2,120	13	22	—	2,111
Foreign government	1,503	250	2	—	1,751	1,415	101	31	—	1,485
Total fixed maturity securities	$63,083	$7,060	$170	$(4)	$69,977	$59,672	$3,025	$1,352	$(3)	$61,348

_______________

(1)
Noncredit OTTI losses included in accumulated other comprehensive income (loss) (“AOCI”) in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities.

The Company held no non-income producing fixed maturity securities at December 31, 2019. The Company held non-income producing fixed maturity securities with an estimated fair value of less than $1 million at December 31, 2018.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2019:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,682	$6,815	$12,485	$26,101	$16,000	$63,083
Estimated fair value	$1,691	$7,038	$13,343	$31,211	$16,694	$69,977
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

	December 31, 2019				December 31, 2018
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$1,931	$43	$320	$22	$10,450	$465	$2,290	$194
Foreign corporate	577	12	510	55	3,916	199	746	107
RMBS	802	6	346	4	1,550	21	2,567	99
U.S. government and agency	14	—	—	—	359	7	1,355	103
CMBS	552	7	171	2	2,264	52	800	34
State and political subdivision	120	2	8	—	346	7	158	8
ABS	358	2	676	9	1,407	21	70	1
Foreign government	65	2	—	—	520	25	132	6
Total fixed maturity securities	$4,419	$74	$2,031	$92	$20,812	$797	$8,118	$552
Total number of securities in an unrealized loss position	686		297		2,988		1,022

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2019.
Gross unrealized losses on fixed maturity securities decreased $1.2 billion during the year ended December 31, 2019 to $166 million. The decrease in gross unrealized losses for the year ended December 31, 2019, was primarily attributable to decreasing longer-term interest rates and narrowing credit spreads.
At December 31, 2019, $9 million of the total $166 million of gross unrealized losses were from 12 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2019		2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$9,694	61.9%	$8,502	62.6%
Agricultural	3,326	21.2	2,874	21.1
Residential	2,708	17.3	2,276	16.7
Subtotal (1)	15,728	100.4	13,652	100.4
Valuation allowances (2)	(64)	(0.4)	(56)	(0.4)
Total mortgage loans, net	$15,664	100.0%	$13,596	100.0%
_______________

(1)
Purchases of mortgage loans from third parties were $962 million and $1.9 billion for the years ended December 31, 2019 and 2018, respectively, and were primarily comprised of residential mortgage loans.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(Dollars in millions)
December 31, 2019
Loan-to-value ratios:
Less than 65%	$8,300	$272	$158	$8,730	90.1%	$9,142	90.2%
65% to 75%	746	26	8	780	8.0	805	8.0
76% to 80%	184	—	—	184	1.9	184	1.8
Total	$9,230	$298	$166	$9,694	100.0%	$10,131	100.0%
December 31, 2018
Loan-to-value ratios:
Less than 65%	$7,444	$89	$34	$7,567	89.0%	$7,642	89.0%
65% to 75%	762	—	24	786	9.2	797	9.3
76% to 80%	141	—	8	149	1.8	145	1.7
Total	$8,347	$89	$66	$8,502	100.0%	$8,584	100.0%

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	December 31,
	2019		2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$3,130	94.1%	$2,551	88.8%
65% to 75%	196	5.9	322	11.2
76% to 80%	—	—	1	—
Total	$3,326	100.0%	$2,874	100.0%

The estimated fair value of agricultural mortgage loans was $3.4 billion and $2.9 billion at December 31, 2019 and 2018, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	December 31,
	2019		2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$2,671	98.6%	$2,240	98.4%
Nonperforming	37	1.4	36	1.6
Total	$2,708	100.0%	$2,276	100.0%

The estimated fair value of residential mortgage loans was $2.8 billion and $2.3 billion at December 31, 2019 and 2018, respectively.
Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both December 31, 2019 and 2018. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial mortgage loans past due or in nonaccrual status at either December 31, 2019 or 2018. Agricultural mortgage loans past due and in nonaccrual status totaled $21 million at December 31, 2019. The Company had less than $1 million past due and no agricultural mortgage loans in nonaccrual status at December 31, 2018. Residential mortgage loans past due and in nonaccrual status totaled $37 million and $36 million at December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Other Invested Assets
Freestanding derivatives with positive estimated fair values comprise over 90% of other invested assets. See Note 8 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes tax credit and renewable energy partnerships, leveraged leases and FHLB stock.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Fixed maturity securities	$6,894	$1,679	$4,724
Equity securities	—	—	39
Derivatives	232	253	231
Other	(15)	(15)	(8)
Subtotal	7,111	1,917	4,986
Amounts allocated from:
Future policy benefits	(2,691)	(885)	(2,370)
DAC, VOBA and DSI	(332)	(90)	(262)
Subtotal	(3,023)	(975)	(2,632)
Deferred income tax benefit (expense)	(859)	(198)	(494)
Net unrealized investment gains (losses)	$3,229	$744	$1,860

The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Balance, December 31,	$744	$1,860	$1,277
Unrealized investment gains (losses) change due to cumulative effect, net of income tax	—	(79)	—
Balance at January 1,	744	1,781	1,277
Unrealized investment gains (losses) during the year	5,194	(2,990)	1,939
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,806)	1,485	(1,448)
DAC, VOBA and DSI	(242)	172	(67)
Deferred income tax benefit (expense)	(661)	296	159
Balance at December 31,	$3,229	$744	$1,860
Change in net unrealized investment gains (losses)	$2,485	$(1,037)	$583

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2019 and 2018.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2019	2018
	(In millions)
Securities on loan: (1)
Amortized cost	$2,031	$3,056
Estimated fair value	$2,996	$3,628
Cash collateral received from counterparties (2)	$3,074	$3,646
Security collateral received from counterparties (3)	$—	$55
Reinvestment portfolio — estimated fair value	$3,174	$3,658
_______________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	December 31, 2019				December 31, 2018
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
(In millions)
U.S. government and agency	$1,279	$1,094	$701	$3,074	$1,474	$1,823	$349	$3,646
_______________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2019 was $1.2 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. and foreign corporate securities, ABS, non-agency RMBS and U.S. government and agency securities) with 54% invested in agency RMBS, cash and cash equivalents and U.S. government and agency securities at December 31, 2019. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value at:

	December 31,
	2019	2018
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$9,345	$8,172
Invested assets held in trust (reinsurance agreements) (2)	4,561	3,455
Invested assets pledged as collateral (3)	3,640	3,340
Total invested assets on deposit, held in trust and pledged as collateral	$17,546	$14,967
_______________

(1)
The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $69 million and $55 million of the assets on deposit balance represents restricted cash at December 31, 2019 and 2018, respectively.

(2)
The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions. $124 million and $87 million of the assets held in trust balance represents restricted cash at December 31, 2019 and 2018, respectively.

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
The Company’s PCI investments had an outstanding principal and interest balance of $926 million and $1.1 billion at December 31, 2019 and 2018, respectively, which represents the contractually required principal and accrued interest, whether or not currently due; and a carrying value (estimated fair value of the investments plus accrued interest) of $761 million and $860 million at December 31, 2019 and 2018, respectively. Accretion of accretable yield on PCI investments recognized in earnings were $44 million and $62 million for the years ended December 31, 2019 and 2018, respectively. Purchases of PCI investments were insignificant in both of the years ended December 31, 2019 and 2018.
Collectively Significant Equity Method Investments
The Company holds investments in limited partnerships and LLCs consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $2.4 billion at December 31, 2019. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $1.5 billion at December 31, 2019. The Company’s investments in limited partnerships and LLCs are generally of a passive nature in that the Company does not participate in the management of the entities.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for each of the years ended 2019, 2018, and 2017. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of and for the years ended December 31, 2019, 2018 and 2017. Aggregate total assets of these entities totaled $403.6 billion and $344.6 billion at December 31, 2019 and 2018, respectively. Aggregate total liabilities of these entities totaled $52.7 billion and $30.1 billion at December 31, 2019 and 2018, respectively. Aggregate net income (loss) of these entities totaled $33.3 billion, $33.3 billion and $36.2 billion for the years ended December 31, 2019, 2018 and 2017, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at December 31, 2019 or 2018.
The Company’s investments in unconsolidated VIEs are described below.
Fixed Maturity Securities
The Company invests in U.S. corporate bonds, foreign corporate bonds, and Structured Securities, issued by VIEs. The Company is not obligated to provide any financial or other support to these VIEs, other than the original investment. The Company’s involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed as having the power to direct the activities that most significantly impact the economic performance of the VIE, nor does the Company function in any of these roles. The Company does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity; as a result, the Company has determined it is not the primary beneficiary, or consolidator, of the VIE. The Company’s maximum exposure to loss on these fixed maturity securities is limited to the amortized cost of these investments. See “— Fixed Maturity Securities AFS” for information on these securities.
Limited Partnerships and LLCs
The Company holds investments in certain limited partnerships and LLCs which are VIEs. These ventures include limited partnerships, LLCs, private equity funds, hedge funds, and to a lesser extent tax credit and renewable energy partnerships. The Company is not considered the primary beneficiary, or consolidator, when its involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner’s interest does not provide the Company with any substantive kick-out or participating rights, nor does it provide the Company with the power to direct the activities of the fund. The Company’s maximum exposure to loss on these investments is limited to: (i) the amount invested in debt or equity of the VIE and (ii) commitments to the VIE, as described in Note 14.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

The carrying amount and maximum exposure to loss related to the VIEs in which the Company concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	December 31,
	2019		2018
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities	$12,959	$12,317	$12,848	$12,848
Limited partnerships and LLCs	1,892	3,065	1,743	3,130
Total	$14,851	$15,382	$14,591	$15,978

Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Investment income:
Fixed maturity securities	$2,627	$2,499	$2,347
Equity securities	8	7	9
Mortgage loans	676	538	450
Policy loans	46	62	49
Limited partnerships and LLCs (1)	220	258	235
Cash, cash equivalents and short-term investments	72	26	30
Other	38	38	28
Subtotal	3,687	3,428	3,148
Less: Investment expenses	201	193	175
Net investment income	$3,486	$3,235	$2,973

_______________

(1)	Includes net investment income pertaining to other limited partnership interests of $181 million, $211 million and $182 million for the years ended December 31, 2019, 2018 and 2017, respectively.
See “— Related Party Investment Transactions” for discussion of related party net investment income and investment expenses.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Fixed maturity securities	$87	$(178)	$(26)
Equity securities	17	(16)	22
Mortgage loans	(10)	(13)	(9)
Limited partnerships and LLCs	7	40	(7)
Other	(9)	(37)	(7)
Total net investment gains (losses)	$92	$(204)	$(27)

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

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Proceeds	$8,541	$11,159	$11,974
Gross investment gains	$232	$101	$58
Gross investment losses	(145)	(279)	(84)
Net investment gains (losses)	$87	$(178)	$(26)

Related Party Investment Transactions
All of the transactions reported as related party activity occurred prior to the MetLife Divestiture. See Note 1 regarding the MetLife Divestiture.
The Company previously transferred invested assets, primarily consisting of fixed maturity securities, to former affiliates. The estimated fair value and amortized cost of invested assets transferred to former affiliates was $292 million and $294 million, respectively, for the year ended December 31, 2017. The net investment gains (losses) recognized on transfers of invested assets to former affiliates was ($2) million for the year ended December 31, 2017.
In March 2017, the Company sold an operating joint venture with a book value of $89 million to MLIC for $286 million. The operating joint venture was accounted for under the equity method and included in other invested assets. This sale resulted in an increase in additional paid-in capital of $202 million in the first quarter of 2017.
The Company receives investment administrative services from MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), which was considered a related party investment manager until the completion of the MetLife Divestiture. The related investment administrative service charges were $49 million and $93 million for the years ended December 31, 2018 and 2017, respectively.

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
Interest Rate Derivatives
Interest rate swaps: The Company uses interest rate swaps to manage the collective interest rate risks primarily in variable annuity products and universal life with secondary guarantees. Interest rate swaps are used in non-qualifying hedging relationships.
Interest rate caps: The Company uses interest rate caps to protect its floating rate liabilities against rises in interest rates above a specified level, and against interest rate exposure arising from mismatches between assets and liabilities. Interest rate caps are used in non-qualifying hedging relationships.
Swaptions: The Company uses swaptions to manage the collective interest rate risks primarily in variable annuity products and universal life with secondary guarantees. Swaptions are used in non-qualifying hedging relationships. Swaptions are included in interest rate options.
Interest rate forwards: The Company uses interest rate forwards to manage the collective interest rate risks primarily in variable annuity products and universal life with secondary guarantees. Interest rate forwards are used in cash flow and non-qualifying hedging relationships.
Foreign Currency Exchange Rate Derivatives
Foreign currency swaps: The Company uses foreign currency swaps to convert foreign currency denominated cash flows to U.S. dollars to reduce cash flow fluctuations due to changes in currency exchange rates. Foreign currency swaps are used in cash flow and non-qualifying hedging relationships.
Foreign currency forwards: The Company uses foreign currency forwards to hedge currency exposure on its invested assets. Foreign currency forwards are used in non-qualifying hedging relationships.
Credit Derivatives
Credit default swaps: The Company uses credit default swaps to create synthetic credit investments to replicate credit exposure that is more economically attractive than what is available in the market or otherwise unavailable (written credit protection), or to reduce credit loss exposure on certain assets that the Company owns (purchased credit protection). Credit default swaps are used in non-qualifying hedging relationships.
Equity Derivatives
Equity index options: The Company uses equity index options primarily to hedge minimum guarantees embedded in certain variable annuity products against adverse changes in equity markets. Additionally, the Company uses equity index options to hedge index-linked annuity products against adverse changes in equity markets. Equity index options are used in non-qualifying hedging relationships.
Equity total return swaps: The Company uses equity total return swaps to hedge minimum guarantees embedded in certain variable annuity products against adverse changes equity markets. Equity total return swaps are used in non-qualifying hedging relationships.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Derivatives (continued)

Equity variance swaps: The Company uses equity variance swaps to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. Equity variance swaps are used in non-qualifying hedging relationships.
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives held at:

		December 31,
		2019			2018
			Estimated Fair Value			Estimated Fair Value
	Primary Underlying Risk Exposure	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$420	$22	$—	$—	$—	$—
Foreign currency swaps	Foreign currency exchange rate	2,701	176	27	2,461	200	30
Total qualifying hedges		3,121	198	27	2,461	200	30
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	7,559	878	29	10,747	528	558
Interest rate caps	Interest rate	3,350	2	—	3,350	21	—
Interest rate futures	Interest rate	—	—	—	53	—	—
Interest rate options	Interest rate	29,750	782	187	17,168	168	61
Interest rate forwards	Interest rate	5,418	94	114	—	—	—
Foreign currency swaps	Foreign currency exchange rate	1,040	94	15	1,398	99	18
Foreign currency forwards	Foreign currency exchange rate	138	—	1	125	—	—
Credit default swaps — purchased	Credit	18	—	—	98	3	—
Credit default swaps — written	Credit	1,613	36	—	1,798	14	3
Equity futures	Equity market	—	—	—	169	—	—
Equity index options	Equity market	51,509	850	1,728	45,815	1,372	1,207
Equity variance swaps	Equity market	2,136	69	69	5,574	80	232
Equity total return swaps	Equity market	7,723	2	367	3,920	280	3
Total non-designated or non-qualifying derivatives		110,254	2,807	2,510	90,215	2,565	2,082
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	217	—	N/A	228	—
Direct index-linked annuities	Other	N/A	—	2,253	N/A	—	488
Direct guaranteed minimum benefits	Other	N/A	—	1,548	N/A	—	1,546
Assumed guaranteed minimum benefits	Other	N/A	—	442	N/A	—	386
Assumed index-linked annuities	Other	N/A	—	339	N/A	—	96
Total embedded derivatives		N/A	217	4,582	N/A	228	2,516
Total		$113,375	$3,222	$7,119	$92,676	$2,993	$4,628

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2019 and 2018. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in ASC 815; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.
The following tables present the amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses):

	Year Ended December 31, 2019
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$31	$—	$2	$—	$25
Foreign currency exchange rate derivatives	25	(29)	32	—	12
Total cash flow hedges	56	(29)	34	—	37
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	1,589	—	—	—	—
Foreign currency exchange rate derivatives	22	(3)	—	—	—
Credit derivatives	44	—	—	—	—
Equity derivatives	(2,476)	—	—	—	—
Embedded derivatives	(1,249)	—	—	—	—
Total non-qualifying hedges	(2,070)	(3)	—	—	—
Total	$(2,014)	$(32)	$34	$—	$37

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Derivatives (continued)

	Year Ended December 31, 2018
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate derivatives	$(12)	$12	$1	$—	$—
Total fair value hedges	(12)	12	1	—	—
Cash flow hedges:
Interest rate derivatives	129	(1)	5	—	(5)
Foreign currency exchange rate derivatives	—	(1)	26	—	161
Total cash flow hedges	129	(2)	31	—	156
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(659)	—	—	—	—
Foreign currency exchange rate derivatives	81	(7)	—	—	—
Credit derivatives	(7)	—	—	—	—
Equity derivatives	631	—	—	—	—
Embedded derivatives	579	—	—	(8)	—
Total non-qualifying hedges	625	(7)	—	(8)	—
Total	$742	$3	$32	$(8)	$156

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Derivatives (continued)

	Year Ended December 31, 2017
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate derivatives	$2	$(2)	$2	$—	$—
Total fair value hedges	2	(2)	2	—	—
Cash flow hedges:
Interest rate derivatives	—	—	6	—	1
Foreign currency exchange rate derivatives	8	(9)	19	—	(153)
Total cash flow hedges	8	(9)	25	—	(152)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(58)	—	—	10	—
Foreign currency exchange rate derivatives	(83)	(32)	—	—	—
Credit derivatives	34	—	—	—	—
Equity derivatives	(2,565)	—	(1)	(335)	—
Embedded derivatives	1,237	—	—	(16)	—
Total non-qualifying hedges	(1,435)	(32)	(1)	(341)	—
Total	$(1,425)	$(43)	$26	$(341)	$(152)

At December 31, 2019 and 2018, the balance in AOCI associated with cash flow hedges was $232 million and $253 million, respectively.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2019			2018
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$11	$615	2.5	$8	$689	2.0
Baa	25	998	5.1	3	1,109	5.0
Total	$36	$1,613	4.1	$11	$1,798	3.9
_______________

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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
December 31, 2019
Derivative assets	$3,046	$(1,458)	$(1,100)	$488	$(487)	$1
Derivative liabilities	$2,522	$(1,458)	$—	$1,064	$(1,061)	$3
December 31, 2018
Derivative assets	$2,820	$(1,671)	$(1,053)	$96	$(83)	$13
Derivative liabilities	$2,104	$(1,671)	$—	$433	$(433)	$—
_______________

(1)	Represents amounts subject to an enforceable master netting agreement or similar agreement.

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

	December 31,
	2019	2018
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,064	$433
Estimated Fair Value of Collateral Provided (2)
Fixed maturity securities	$1,473	$797
_______________

(1)	After taking into consideration the existence of netting agreements.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are presented below. Investments that do not have a readily determinable fair value and are measured at net asset value (or equivalent) as a practical expedient to estimated fair value are excluded from the fair value hierarchy.

	December 31, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$30,266	$325	$30,591
Foreign corporate	—	9,554	132	9,686
RMBS	—	8,986	44	9,030
U.S. government and agency	1,542	5,702	—	7,244
CMBS	—	5,714	—	5,714
State and political subdivision	—	3,938	73	4,011
ABS	—	1,877	73	1,950
Foreign government	—	1,751	—	1,751
Total fixed maturity securities	1,542	67,788	647	69,977
Equity securities	14	125	8	147
Short-term investments	1,004	473	5	1,482
Derivative assets: (1)
Interest rate	—	1,778	—	1,778
Foreign currency exchange rate	—	265	5	270
Credit	—	25	11	36
Equity market	—	850	71	921
Total derivative assets	—	2,918	87	3,005
Embedded derivatives within asset host contracts (2)	—	—	217	217
Separate account assets	180	99,485	3	99,668
Total assets	$2,740	$170,789	$967	$174,496
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$330	$—	$330
Foreign currency exchange rate	—	43	—	43
Equity market	—	2,093	71	2,164
Total derivative liabilities	—	2,466	71	2,537
Embedded derivatives within liability host contracts (2)	—	—	4,582	4,582
Total liabilities	$—	$2,466	$4,653	$7,119

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Fair Value (continued)

	December 31, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$23,740	$319	$24,059
Foreign corporate	—	7,503	392	7,895
RMBS	—	8,429	6	8,435
U.S. government and agency	2,334	6,310	—	8,644
CMBS	—	5,004	129	5,133
State and political subdivision	—	3,512	74	3,586
ABS	—	2,072	39	2,111
Foreign government	—	1,485	—	1,485
Total fixed maturity securities	2,334	58,055	959	61,348
Equity securities	13	124	3	140
Derivative assets: (1)
Interest rate	—	717	—	717
Foreign currency exchange rate	—	288	11	299
Credit	—	10	7	17
Equity market	—	1,634	98	1,732
Total derivative assets	—	2,649	116	2,765
Embedded derivatives within asset host contracts (2)	—	—	228	228
Separate account assets	217	91,293	1	91,511
Total assets	$2,564	$152,121	$1,307	$155,992
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$619	$—	$619
Foreign currency exchange rate	—	48	—	48
Credit	—	2	1	3
Equity market	—	1,205	237	1,442
Total derivative liabilities	—	1,874	238	2,112
Embedded derivatives within liability host contracts (2)	—	—	2,516	2,516
Total liabilities	$—	$1,874	$2,754	$4,628
_______________

(1)
Derivative assets are presented within other invested assets on the consolidated balance sheets and derivative liabilities are presented within other liabilities on the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the consolidated balance sheets.

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
The fair value of financial assets and financial liabilities is based on quoted market prices, where available. The Company assesses whether prices received represent a reasonable estimate of fair value through controls designed to ensure valuations represent an exit price. Valuation service providers perform several controls, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. Independent non-binding broker quotes, also referred to herein as “consensus pricing,” are used for a non-significant portion of the portfolio. Prices received from independent brokers are assessed to determine if they represent a reasonable estimate of fair value by considering such pricing relative to the current market dynamics and current pricing for similar financial instruments.
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
The Company reviews outputs of the valuation service providers’ controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the year ended December 31, 2019.
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
U.S. government and agency, state and political subdivision and foreign government securities: Fair value is determined using third-party commercial pricing services, with the primary inputs being quoted prices in markets that are not active, benchmark U.S. Treasury yield or other yields, spread off the U.S. Treasury yield curve for the identical security, issuer ratings and issuer spreads, broker-dealer quotes, and comparable securities that are actively traded.

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
Capital market assumptions, such as risk-free rates and implied volatilities, are based on market prices for publicly- traded instruments to the extent that prices for such instruments are observable. Implied volatilities beyond the observable period are extrapolated based on observable implied volatilities and historical volatilities. Actuarial assumptions, including mortality, lapse, withdrawal and utilization, are unobservable and are reviewed at least annually based on actuarial studies of historical experience.
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

					December 31, 2019			December 31, 2018			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.02%	-	11.31%	0.02%	-	11.31%	Decrease (1)
			•	Lapse rates	0.25%	-	16.00%	0.25%	-	16.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.24%	-	21.65%	16.50%	-	22.00%	Increase (5)
			•	Nonperformance risk spread	0.54%	-	1.99%	1.91%	-	2.66%	Decrease (6)
_______________

(1)
Mortality rates vary by age and by demographic characteristics such as gender. The range shown reflects the mortality rate for policyholders between 35 and 90 years old, which represents the majority of the business with living benefits. Mortality rate assumptions are set based on company experience and include an assumption for mortality improvement.

(2)
The range shown reflects base lapse rates for major product categories for duration 1-20, which represents majority of business with living benefit riders. Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies.

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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Balance, January 1, 2018	$1,937	$1,222	$—	$5	$124	$14	$(279)	$(2,007)	$5
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	1	2	1	—	—	—	152	571	—
Total realized/unrealized gains (losses) included in AOCI	(32)	(6)	(1)	—	—	—	9	—	—
Purchases (7)	71	42	—	—	1	—	3	—	1
Sales (7)	(197)	(91)	(1)	(5)	(3)	(14)	(7)	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(852)	(1)
Transfers into Level 3 (8)	414	9	75	—	—	—	—	—	—
Transfers out of Level 3 (8)	(1,483)	(1,004)	—	—	(119)	—	—	—	(3)
Balance, December 31, 2018	711	174	74	—	3	—	(122)	(2,288)	1
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	1	1	—	—	—	(12)	(1,249)	—
Total realized/unrealized gains (losses) included in AOCI	15	2	(1)	—	—	—	(1)	—	—
Purchases (7)	342	68	—	—	5	5	—	—	3
Sales (7)	(150)	(25)	(1)	—	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	155	(828)	—
Transfers into Level 3 (8)	24	42	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(485)	(145)	—	—	—	—	(4)	—	(1)
Balance, December 31, 2019	$457	$117	$73	$—	$8	$5	$16	$(4,365)	$3
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2017: (9)	$1	$23	$—	$—	$—	$—	$(52)	$1,300	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2018: (9)	$(2)	$(1)	$1	$—	$1	$—	$148	$268	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2019: (9)	$—	$—	$1	$—	$—	$—	$(10)	$(1,504)	$—
Gains (Losses) Data for the year ended December 31, 2017:
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	$(3)	$28	$—	$—	$(3)	$—	$92	$1,233	$—
Total realized/unrealized gains (losses) included in AOCI	$127	$52	$—	$—	$—	$—	$—	$—	$—
_______________

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$15,664	$—	$—	$16,291	$16,291
Policy loans	$875	$—	$479	$504	$983
Other invested assets	$51	$—	$39	$12	$51
Premiums, reinsurance and other receivables	$2,053	$—	$41	$2,427	$2,468
Liabilities
Policyholder account balances	$15,474	$—	$—	$15,576	$15,576
Long-term debt	$844	$—	$39	$903	$942
Other liabilities	$943	$—	$169	$777	$946
Separate account liabilities	$1,186	$—	$1,186	$—	$1,186

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Fair Value (continued)

	December 31, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$13,596	$—	$—	$13,761	$13,761
Policy loans	$1,001	$—	$619	$452	$1,071
Other invested assets	$77	$—	$64	$13	$77
Premiums, reinsurance and other receivables	$1,426	$—	$31	$1,501	$1,532
Liabilities
Policyholder account balances	$15,183	$—	$—	$13,732	$13,732
Long-term debt	$434	$—	$38	$380	$418
Other liabilities	$395	$—	$54	$323	$377
Separate account liabilities	$1,025	$—	$1,025	$—	$1,025

10. Long-term Debt
Long-term debt outstanding was as follows:

			December 31,
	Interest Rate	Maturity	2019	2018
			(In millions)
Surplus note — affiliated	8.070%	2059	$412	$—
Surplus note — affiliated	8.150%	2058	200	200
Surplus note — affiliated	7.800%	2058	200	200
Other long-term debt — unaffiliated (1)	7.028%	2030	32	34
Total long-term debt			$844	$434
_______________

(1)
Represents non-recourse debt of a subsidiary for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.

The aggregate maturities of long-term debt at December 31, 2019 were $2 million in each of 2020, 2021, 2022, 2023 and 2024 and $834 million thereafter.
Interest expense related to long-term debt of $60 million, $6 million and $58 million for the years ended December 31, 2019, 2018 and 2017, respectively, is included in other expenses, of which $58 million, $4 million and $35 million, respectively, was associated with affiliated debt.
Surplus Notes
On March 25, 2019, Brighthouse Life Insurance Company issued a $412 million surplus note due March 2059 to BH Holdings, which bears interest at a fixed rate of 8.07%, payable annually. Payments of interest and principal on this surplus note may be made only with the prior approval of the Delaware Department of Insurance.
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
Committed Facilities
Reinsurance Financing Arrangement
On April 28, 2017, BRCD entered into a $10.0 billion financing arrangement with a pool of highly rated third-party reinsurers. This financing arrangement consists of credit-linked notes that each mature in 2037. At December 31, 2019, there were no borrowings under this facility and there was $10.0 billion of funding available under this arrangement. For the years ended December 31, 2019, 2018 and 2017, the Company recognized commitment fees of $41 million, $44 million and $27 million, respectively, in other expenses associated with this committed facility.
Repurchase Facility
On April 16, 2018, Brighthouse Life Insurance Company entered into a secured committed repurchase facility (the “Repurchase Facility”) with a financial institution, pursuant to which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $2.0 billion. The Repurchase Facility has a term beginning on July 31, 2018 and maturing on July 31, 2021. Under the Repurchase Facility, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (ranging from two weeks to three months) and at a price which represents the original purchase price plus interest. At December 31, 2019, there were no borrowings under the Repurchase Facility. For the years ended December 31, 2019 and 2018, fees associated with this committed facility were not significant.
11. Equity
Capital Transactions
During the years ended December 31, 2019, 2018 and 2017, the Company received cash capital contributions totaling $0, $0 and $1.3 billion, respectively, from BH Holdings.
During the third quarter of 2017, the Company recognized a $1.1 billion non-cash tax charge and corresponding capital contribution from MetLife, Inc. This tax obligation was in connection with the Separation and MetLife, Inc. is responsible for this obligation through a tax separation agreement with MetLife, Inc. (the “Tax Separation Agreement”). See Note 13.
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
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2019	2018	2017
		(In millions)
Brighthouse Life Insurance Company	Delaware	$1,074	$(1,104)	$(425)
Brighthouse Life Insurance Company of NY	New York	$(139)	$19	$22
Statutory capital and surplus was as follows at:

	December 31,
Company	2019	2018
	(In millions)
Brighthouse Life Insurance Company	$8,746	$6,731
Brighthouse Life Insurance Company of NY	$579	$279

The Company has a reinsurance subsidiary, BRCD which reinsures risks including level premium term life and ULSG assumed from other Brighthouse Financial life insurance subsidiaries. BRCD, with the explicit permission of the Delaware Commissioner, has included, as admitted assets, the value of credit-linked notes, serving as collateral, which resulted in higher statutory capital and surplus of $9.0 billion and $8.7 billion for the years ended December 31, 2019 and 2018, respectively.
The statutory net income (loss) of BRCD was ($316) million, ($1.1) billion and ($1.6) billion for the years ended December 31, 2019, 2018 and 2017, respectively, and the combined statutory capital and surplus, including the aforementioned prescribed practices, were $572 million and $557 million at December 31, 2019 and 2018, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
11. Equity (continued)

Dividend Restrictions
The table below sets forth the dividends permitted to be paid by certain of the Company’s insurance companies without insurance regulatory approval and dividends paid:

	2020	2019	2018	2017
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)	Paid (2)
	(In millions)
Brighthouse Life Insurance Company	$2,066	$—	$—	$—
Brighthouse Life Insurance Company of NY	$—	$28	$—	$—
_______________

(1)
Reflects dividend amounts that may be paid during 2020 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2020, some or all of such dividends may require regulatory approval. See Note 16.

(2)	Reflects all amounts paid, including those requiring regulatory approval.
Under the Delaware Insurance Law, Brighthouse Life Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not including pro rata distributions of Brighthouse Life Insurance Company’s own securities. Brighthouse Life Insurance Company will be permitted to pay a stockholder dividend in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner and the Delaware Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)”) as of the immediately preceding calendar year requires insurance regulatory approval. Under the Delaware Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
Under BRCD’s plan of operations, no dividend or distribution may be made by BRCD without the prior approval of the Delaware Commissioner. On December 30, 2019, the Delaware Commissioner approved an extraordinary dividend of $600 million payable to Brighthouse Life Insurance Company (see Note 16). During the years ended December 31, 2018 and 2017, BRCD paid extraordinary cash dividends of $0 and $535 million, respectively. During the years ended December 31, 2019, 2018 and 2017, BRCD paid cash dividends of $1 million, $2 million and $0, respectively, to its preferred shareholders.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
11. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2016	$1,019	$258	$(29)	$1,248
OCI before reclassifications	529	(152)	9	386
Deferred income tax benefit (expense)	(206)	54	(3)	(155)
AOCI before reclassifications, net of income tax	1,342	160	(23)	1,479
Amounts reclassified from AOCI	61	(14)	—	47
Deferred income tax benefit (expense) (2)	306	5	—	311
Amounts reclassified from AOCI, net of income tax	367	(9)	—	358
Balance at December 31, 2017	1,709	151	(23)	1,837
Cumulative effect of change in accounting principle and other, net of income tax	(79)	—	—	(79)
Balance, January 1, 2018	1,630	151	(23)	1,758
OCI before reclassifications	(1,534)	156	(4)	(1,382)
Deferred income tax benefit (expense)	327	54	1	382
AOCI before reclassifications, net of income tax	423	361	(26)	758
Amounts reclassified from AOCI	179	(134)	—	45
Deferred income tax benefit (expense)	(38)	(47)	—	(85)
Amounts reclassified from AOCI, net of income tax	141	(181)	—	(40)
Balance at December 31, 2018	564	180	(26)	718
OCI before reclassifications	3,224	37	12	3,273
Deferred income tax benefit (expense)	(677)	(8)	—	(685)
AOCI before reclassifications, net of income tax	3,111	209	(14)	3,306
Amounts reclassified from AOCI	(57)	(58)	—	(115)
Deferred income tax benefit (expense)	12	12	—	24
Amounts reclassified from AOCI, net of income tax	(45)	(46)	—	(91)
Balance at December 31, 2019	$3,066	$163	$(14)	$3,215
_______________

(1)	See Note 7 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

(2)	Includes the $330 million impact of the Tax Cuts and Job Act (the “Tax Act”) related to unrealized investments gains (losses), net of related offsets.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
11. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	Years Ended December 31,
	2019	2018	2017
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains(losses)	$94	$(178)	$(15)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	1	1	Net investment income
Net unrealized investment gains (losses)	(37)	(2)	(47)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	57	(179)	(61)
Income tax (expense) benefit	(12)	38	(306)
Net unrealized investment gains (losses), net of income tax	45	(141)	(367)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	31	98	—	Net derivative gains (losses)
Interest rate swaps	2	3	3	Net investment income
Interest rate forwards	—	31	—	Net derivative gains (losses)
Interest rate forwards	—	2	3	Net investment income
Foreign currency swaps	25	—	8	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	58	134	14
Income tax (expense) benefit	(12)	47	(5)
Gains (losses) on cash flow hedges, net of income tax	46	181	9
Total reclassifications, net of income tax	$91	$40	$(358)

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
Other revenues consisted primarily of 12b-1 fees of $240 million, $255 million and $264 million for the years ended December 31, 2019, 2018 and 2017, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Compensation	$304	$278	$263
Contracted services and other labor costs	252	194	130
Transition services agreements	237	268	295
Establishment costs	76	131	116
Premium and other taxes, licenses and fees	43	64	58
Separate account fees	3	2	3
Volume related costs, excluding compensation, net of DAC capitalization	591	595	687
Interest expense on debt	60	6	56
Other	243	225	225
Total other expenses	$1,809	$1,763	$1,833

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)

13. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Current:
Federal	$(35)	$(178)	$368
Foreign	—	—	18
Subtotal	(35)	(178)	386
Deferred:
Federal	(303)	331	(1,124)
Foreign	—	—	—
Subtotal	(303)	331	(1,124)
Provision for income tax expense (benefit)	$(338)	$153	$(738)

The reconciliation of the income tax provision at the statutory tax rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Tax provision at statutory rate	$(241)	$235	$(567)
Tax effect of:
Excess loss account - Separation from MetLife (1)	—	(2)	1,088
Rate revaluation due to tax reform (2)	—	—	(696)
Dividend received deduction (3)	(38)	(40)	(116)
Prior year tax	—	(1)	(4)
Tax credits	(29)	(24)	(29)
Release of valuation allowance	—	(11)	—
Goodwill impairment	—	—	(288)
Sale of subsidiary	—	—	(136)
Other, net	(30)	(4)	10
Provision for income tax expense (benefit)	$(338)	$153	$(738)
Effective tax rate	30%	14%	46%

_______________

(1)
For the year ended December 31, 2017, the Company recognized a non-cash charge to provision for income tax expense and corresponding capital contribution from MetLife. This tax obligation was in connection with the Separation. MetLife, Inc. is responsible for this obligation through the Tax Separation Agreement.

(2)	For the year ended December 31, 2017, the Company recognized a $696 million benefit in net income from remeasurement of net deferred tax liabilities in connection with the Tax Act.

(3)
For the year ended December 31, 2018, the Tax Act changed the dividend received deduction amount applicable to insurance companies to a 70% company share and a 50% dividend received deduction for eligible dividends. The dividend received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the statutory tax rate.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
13. Income Tax (continued)

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2019	2018
	(In millions)
Deferred income tax assets:
Investments, including derivatives (1)	$213	$44
Net operating loss carryforwards	1,082	1,025
Tax credit carryforwards	105	58
Employee benefits	4	4
Intangibles	97	159
Other	18	—
Total deferred income tax assets	1,519	1,290
Deferred income tax liabilities:
Policyholder liabilities and receivables (1)	1,307	1,386
Net unrealized investment gains	858	198
DAC	655	633
Other	—	17
Total deferred income tax liabilities	2,820	2,234
Net deferred income tax asset (liability)	$(1,301)	$(944)

_______________

(1)
The Company reclassified certain components of the 2018 net deferred income tax asset (liability) upon completion of a Separation related deferred tax basis study in 2019. Total deferred income tax assets and total deferred income tax liabilities increased by $44 million at December 31, 2018 as compared to the amounts previously presented. There was no change in total net deferred income tax asset (liability) resulting from these reclassifications at December 31, 2018.

The following table sets forth the net operating loss carryforwards for tax purposes at December 31, 2019.

Net Operating Loss Carryforwards
(In millions)
Expiration
2034-2038	$3,034
Indefinite	2,119
$5,153

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
13. Income Tax (continued)

The following table sets forth the general business credits and foreign tax credits available for carryforward for tax purposes at December 31, 2019.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits
	(In millions)
Expiration
2020-2024	$—	$18
2025-2029	—	70
2030-2034	—	—
2035-2039	17	—
Indefinite	—	—
	$17	$88

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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Balance at January 1,	$34	$22	$38
Additions for tax positions of prior years	—	12	—
Reductions for tax positions of prior years	—	—	(4)
Additions for tax positions of current year	—	—	3
Reductions for tax positions of current year	—	—	(2)
Settlements with tax authorities	—	—	(13)
Balance at December 31,	$34	$34	$22
Unrecognized tax benefits that, if recognized would impact the effective rate	$34	$34	$22

The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense. Interest related to unrecognized tax benefits was not significant. The Company had no penalties for each of the years ended December 31, 2019, 2018 and 2017.
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
Income Tax Transactions with Former Parent
The Company entered into a Tax Separation Agreement. Among other things, the Tax Separation Agreement governs the allocation between MetLife and the Company of the responsibility for the taxes of the MetLife group. The Tax Separation Agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. In October 2017, MetLife paid $723 million to the Company under the Tax Separation Agreement. At December 31, 2017, the current income tax recoverable included $857 million related to this agreement. In November 2018, MetLife paid $894 million to the Company under the Tax Separation Agreement. In November 2019, the Company paid MetLife $2 million under the Tax Separation Agreement. At December 31, 2019, the current income tax recoverable included a $115 million payable to MetLife related to this agreement.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2019.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of December 31, 2019, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $10 million.
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
Group Annuity Class Action
Leroy and Geraldine Atkins v. Brighthouse Life Insurance Company, Brighthouse Financial, Inc., et al. (U.S. District Court, District of Nevada, filed November 18, 2019). Plaintiffs have filed a purported class action lawsuit against Brighthouse Life Insurance Company, Brighthouse Financial, Inc., MetLife, Inc. and Metropolitan Life Insurance Company relating to the pension closeout business. Plaintiffs allege that annuity benefits were due but have not been paid. Plaintiffs also allege they were not able to obtain information as to the group annuity contract and the benefit other than what was on a benefit election form. Plaintiffs seek to represent a class of all annuitants and their designated beneficiaries who were due annuity payments pursuant to group annuity contracts purchased from defendants by sponsors of employer provided defined benefit plans. Plaintiffs allege the defendants failed to timely contact, notify and pay overdue annuity benefits and interest to retirees. The complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing (contract and tort), unjust enrichment, conversion and breach of fiduciary duty. The Company intends to vigorously defend the matter.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $206 million and $492 million at December 31, 2019 and 2018, respectively.
Commitments to Fund Partnership Investments, and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.8 billion and $1.9 billion at December 31, 2019 and 2018, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
14. Contingencies, Commitments and Guarantees (continued)

Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from $6 million to $122 million, with a cumulative maximum of $127 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $1 million and $2 million at December 31, 2019 and 2018, respectively, for indemnities, guarantees and commitments.
15. Related Party Transactions
The Company has various existing arrangements with its Brighthouse affiliates and had previous arrangements with MetLife for services necessary to conduct its activities. Certain of the MetLife services have continued, however, MetLife was no longer considered a related party upon the completion of the MetLife Divestiture on June 14, 2018. See Note 1 for information regarding the MetLife Divestiture and Note 11 for amounts related to transition services from MetLife.
The Company has related party reinsurance, and investment, debt and equity transactions (see Notes 6, 7 , 10 and 11). Other material arrangements between the Company and its related parties not disclosed elsewhere are as follows:
Shared Services and Overhead Allocations
Brighthouse Services currently provides, and previously MetLife provided, certain services to the Company, each using an allocation methodology under certain agreements for such services. These services include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Costs incurred under these arrangements with Brighthouse Services as well as with MetLife prior to the MetLife Divestiture, were $1.1 billion, $1.1 billion and $1.0 billion for the years ended December 31, 2019, 2018 and 2017, respectively, and were recorded in other expenses. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $220 million, $234 million and $241 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company had net receivables (payables) from/to affiliates, related to the items discussed above, of ($43) million and ($50) million at December 31, 2019 and 2018, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
15. Related Party Transactions (continued)

Brighthouse affiliates incur costs related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company is charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes the method used to allocate expenses under this arrangement is reasonable, the allocated expenses may not be indicative of those of a stand-alone entity. If expenses were allocated to the Company under this arrangement as incurred by Brighthouse affiliates, the Company would have incurred additional expenses of $21 million and $68 million under this arrangement for the years ended December 31, 2019 and 2018, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $205 million, $216 million and $224 million for the years ended December 31, 2019, 2018 and 2017, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $815 million, $771 million and $642 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company also had related party fee income receivables of $18 million and $17 million at December 31, 2019 and 2018, respectively.
16. Subsequent Events
Dividend Transactions
On February 20, 2020, BRCD, with the explicit permission of the Delaware Commissioner received on December 30, 2019, paid a $600 million extraordinary dividend to Brighthouse Life Insurance Company.
On February 19, 2020, Brighthouse Life Insurance Company declared a $300 million ordinary cash dividend payable to BH Holdings. Such dividend has not been paid as of March 4, 2020.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule I
Consolidated Summary of Investments
Other Than Investments in Related Parties
December 31, 2019
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. government and agency	$5,396	$7,244	$7,244
State and political subdivision	3,326	4,011	4,011
Public utilities	3,270	3,703	3,703
Foreign government	1,503	1,751	1,751
All other corporate bonds	33,243	36,215	36,215
Total bonds	46,738	52,924	52,924
Mortgage-backed and asset-backed securities	16,000	16,694	16,694
Redeemable preferred stock	345	359	359
Total fixed maturity securities	63,083	69,977	69,977
Equity securities:
Non-redeemable preferred stock	127	129	129
Common stock:
Industrial, miscellaneous and all other	10	15	15
Public utilities	—	3	3
Total equity securities	137	147	147
Mortgage loans	15,664		15,664
Policy loans	875		875
Limited partnerships and LLCs	2,379		2,379
Short-term investments	1,482		1,482
Other invested assets	3,224		3,224
Total investments	$86,844		$93,748
_______________

(1)
Cost or amortized cost for fixed maturity securities represents original cost reduced by impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premiums or accretion of discounts; for mortgage loans, cost represents original cost reduced by repayments and valuation allowances and adjusted for amortization of premiums or accretion of discounts; for equity securities, cost represents original cost; for limited partnerships and LLCs, cost represents original cost adjusted for equity in earnings and distributions.

Brighthouse Life Insurance Company
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2019 and 2018
(In millions, except share and per share data)

	2019	2018
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $53,793 and $51,281, respectively)	$59,754	$52,926
Equity securities available-for-sale, at estimated fair value	124	121
Mortgage loans (net of valuation allowances of $61 and $55, respectively)	15,038	13,147
Policy loans	875	1,001
Limited partnerships and limited liability companies	2,379	2,290
Short-term investments, principally at estimated fair value	1,431	—
Investment in subsidiaries	5,980	5,098
Other invested assets, at estimated fair value	2,970	2,848
Total investments	88,551	77,431
Cash and cash equivalents	2,273	3,185
Accrued investment income	585	636
Premium, reinsurance and other receivable	13,727	13,046
Receivable from subsidiaries	9,505	8,001
Deferred policy acquisition costs and value of business acquired	4,340	4,572
Deferred income tax receivable	1,147	1,086
Other assets, principally at estimated fair value	424	461
Separate account assets	94,992	87,243
Total assets	$215,544	$195,661
Liabilities and Stockholder’s Equity
Liabilities
Future policy benefits	$38,306	$34,900
Policyholder account balances	43,119	37,935
Other policy-related balances	3,383	3,325
Payables for collateral under securities loaned and other transactions	4,289	5,024
Long-term debt	812	400
Current income tax payable	30	2
Other liabilities	12,149	10,056
Separate account liabilities	94,992	87,243
Total liabilities	197,080	178,885
Stockholder’s Equity
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	19,073	19,073
Retained earnings (deficit)	(3,899)	(3,090)
Accumulated other comprehensive income (loss)	3,215	718
Total stockholder’s equity	18,464	16,776
Total liabilities and stockholder’s equity	$215,544	$195,661
See accompanying notes to the condensed financial information.

Brighthouse Life Insurance Company
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	2019	2018	2017
Condensed Statements of Operations
Revenues
Premiums	$452	$437	$283
Universal life and investment-type product policy fees	2,559	2,738	2,774
Equity in earnings of subsidiaries	808	(277)	1,221
Net investment income	3,086	2,885	2,613
Other revenues	341	398	402
Net investment gains (losses)	88	(165)	(7)
Net derivative gains (losses)	(2,928)	1,335	(1,425)
Total revenues	4,406	7,351	5,861
Expenses
Policyholder benefits and claims	2,623	2,388	2,862
Interest credited to policyholder account balances	869	881	909
Amortization of deferred policy acquisition costs and value of business acquired	337	952	310
Other expenses	1,920	1,925	1,848
Total expenses	5,749	6,146	5,929
Income (loss) before provision for income tax	(1,343)	1,205	(68)
Provision for income tax expense (benefit)	(534)	238	815
Net income (loss) attributable to Brighthouse Life Insurance Company	$(809)	$967	$(883)
Comprehensive income (loss)	$1,688	$(73)	$(294)
See accompanying notes to the condensed financial information.

Brighthouse Life Insurance Company
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2019, 2018 and 2017

(In millions)

	2019	2018	2017
Condensed Statements of Cash Flows
Net cash provided by (used in) operating activities	$2,160	$2,774	$3,460
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	12,009	14,909	14,667
Equity securities	57	19	119
Mortgage loans	1,434	840	704
Limited partnerships and limited liability companies	302	254	333
Purchases of:
Fixed maturity securities	(14,179)	(14,697)	(16,287)
Equity securities	(22)	(2)	(2)
Mortgage loans	(3,337)	(3,896)	(2,017)
Limited partnerships and limited liability companies	(463)	(358)	(531)
Cash received in connection with freestanding derivatives	1,933	1,795	1,858
Cash paid in connection with freestanding derivatives	(2,597)	(2,879)	(3,829)
Sale of operating joint venture interest to a former affiliate	—	—	67
Returns of capital and dividends from subsidiaries	54	25	551
Capital contributions to subsidiaries	(75)	—	(83)
Net change in policy loans	126	105	(14)
Net change in short-term investments	(1,418)	269	711
Net change in other invested assets	23	44	(41)
Net cash provided by (used in) investing activities	(6,153)	(3,572)	(3,794)
Cash flows from financing activities
Policyholder account balances:
Deposits	6,117	5,064	3,845
Withdrawals	(2,503)	(3,124)	(2,360)
Net change in payables for collateral under securities loaned and other transactions	(735)	871	(3,136)
Long-term debt issued	412	228	—
Capital contributions	—	—	1,300
Capital contribution associated with the sale of operating joint venture interest to a former affiliate	—	—	202
Financing element on certain derivative instruments and other derivative related transactions, net	(203)	(303)	(149)
Other, net	(7)	(2)	—
Net cash provided by (used in) financing activities	3,081	2,734	(298)
Change in cash, cash equivalents and restricted cash	(912)	1,936	(632)
Cash, cash equivalents and restricted cash, beginning of year	3,185	1,249	1,881
Cash, cash equivalents and restricted cash, end of year	$2,273	$3,185	$1,249

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$28	$—	$12
Income tax	$—	$(168)	$(421)
Non-cash transactions:
Transfer of fixed maturity securities from affiliate	$—	$417	$—
Transfer of fixed maturity securities to former affiliate	$—	$—	$293
Reduction of policyholder account balances in connection with reinsurance transactions	$—	$—	$293
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
2. Investment in Subsidiaries
During the year ended December 31, 2019, Brighthouse Life Insurance Company paid a cash capital contribution of $75 million to BHNY and received a cash dividend of $28 million from BHNY. On December 30, 2019, the Delaware Commissioner approved an extraordinary dividend of $600 million payable from BRCD to Brighthouse Life Insurance Company. Such dividend is included in receivable from subsidiaries at December 31, 2019. See Note 16 of the Notes to the Consolidated Financial Statements.
During the year ended December 31, 2017, Brighthouse Life Insurance Company paid cash capital contributions to subsidiaries of $83 million, of which $75 million was paid to BHNY, and received cash dividends from subsidiaries of $544 million, of which $535 million was received from BRCD.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2019 and 2018
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1), (2)	Unearned Revenue (1)
2019
Annuities	$4,168	$8,921	$34,810	$—	$86
Life	539	5,070	2,437	12	45
Run-off	5	20,191	7,873	—	151
Corporate & Other	97	7,700	1	6	—
Total	$4,809	$41,882	$45,121	$18	$282
2018
Annuities	$4,357	$8,666	$28,600	$—	$88
Life	613	4,802	2,534	13	18
Run-off	5	17,252	8,195	—	107
Corporate & Other	111	7,596	1	6	—
Total	$5,086	$38,316	$39,330	$19	$213
_______________

(1)	Amounts are included within the future policy benefits and other policy-related balances column.

(2)	Includes premiums received in advance.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Consolidated Supplementary Insurance Information — (continued)
December 31, 2019, 2018 and 2017
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income (1)	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA	Other Expenses
2019
Annuities	$2,291	$1,786	$1,429	$328	$1,125
Life	728	374	646	53	177
Run-off	720	1,273	2,436	—	200
Corporate & Other	90	53	58	14	307
Total	$3,829	$3,486	$4,569	$395	$1,809
2018
Annuities	$2,410	$1,509	$1,603	$901	$1,052
Life	774	371	637	93	214
Run-off	777	1,311	1,923	—	202
Corporate & Other	98	44	64	17	295
Total	$4,059	$3,235	$4,227	$1,011	$1,763
2017
Annuities	$2,448	$1,238	$2,140	$141	$1,035
Life	713	285	681	186	237
Run-off	715	1,358	1,788	570	278
Corporate & Other	108	92	61	19	283
Total	$3,984	$2,973	$4,670	$916	$1,833
_______________

(1)	See Note 2 of the Notes to the Consolidated Financial Statements for the basis of allocation of net investment income.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2019, 2018 and 2017
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2019
Life insurance in-force	$534,106	$167,676	$8,884	$375,314	2.4%
Insurance premium
Life insurance (1)	$1,375	$548	$15	$842	1.8%
Accident & health insurance	222	217	—	5	0.0%
Total insurance premium	$1,597	$765	$15	$847	1.8%
2018
Life insurance in-force	$561,218	$180,362	$9,248	$390,104	2.4%
Insurance premium
Life insurance (1)	$1,415	$559	$12	$868	1.4%
Accident & health insurance	225	224	—	1	0.0%
Total insurance premium	$1,640	$783	$12	$869	1.4%
2017
Life insurance in-force	$589,488	$194,032	$9,006	$404,462	2.2%
Insurance premium
Life insurance (1)	$1,500	$689	$13	$824	1.6%
Accident & health insurance	231	227	—	4	0.0%
Total insurance premium	$1,731	$916	$13	$828	1.6%
_______________

(1)	Includes annuities with life contingencies.
For the year ended December 31, 2019, reinsurance ceded and assumed included related party transactions for life insurance in-force of $0 and $1.7 billion, respectively, and life insurance premiums of $0 and $5 million, respectively. For the year ended December 31, 2018, reinsurance ceded and assumed included related party transactions for life insurance in-force of $0 and $1.8 billion, respectively, and life insurance premiums of $201 million and $7 million, respectively. For the year ended December 31, 2017, reinsurance ceded and assumed included related party transactions for life insurance in-force of $17.1 billion and $9.0 billion, respectively, and life insurance premiums of $537 million and $13 million, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making the assessment, management used the criteria set forth in “Internal Control — Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission.
Based upon the assessment performed under that framework, management has maintained and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
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
Item 13. Certain Relationships, Related Transactions and Director Independence
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
Independent Auditor’s Fees for 2019 and 2018
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2019 and 2018. All fees shown were related to services that were approved by the Audit Committee of Brighthouse Financial, Inc. (the “BHF Audit Committee”).

	2019	2018
	(In millions)
Audit fees (1)	$6	$7
Audit-related fees (2)	$—	$—
Tax fees (3)	$—	$—
All other fees (4)	$—	$—
_______________

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

3.3
Certificate of Amendment of Certificate of Incorporation of MetLife Insurance Company USA (now Brighthouse Life Insurance Company), as effective March 6, 2017 (Incorporated by reference to Exhibit 3.3 to the Brighthouse Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”)).

3.4	Amended and Restated By-laws of Brighthouse Life Insurance Company, as effective March 6, 2017 (Incorporated by reference to Exhibit 3.4 to the 2016 Annual Report)).

4.1
Service Agreement and Indemnity Combination Coinsurance and Modified Coinsurance Agreement of Certain Life Insurance Policies, between MetLife Insurance Company of Connecticut and Metropolitan Life Insurance Company (Treaty #20132), as effective January 1, 2014 (Incorporated by reference to Exhibit 4.1 to MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”)).

4.2
Service Agreement and Indemnity Combination Coinsurance and Modified Coinsurance Agreement of Certain Annuity Contracts, between MetLife Insurance Company of Connecticut and Metropolitan Life Insurance Company (Treaty #20176), as effective January 1, 2014 (Incorporated by reference to Exhibit 4.2 to the 2013 Annual Report).

10.1
First Amended and Restated Investment Management Agreement, dated as of July 17, 2019, between Brighthouse Services, LLC and MetLife Investment Management, LLC (Incorporated by reference to Exhibit 10.1 to the Brighthouse Life Insurance Company’s Quarterly Report on Form 10-Q, filed on August 7, 2019).

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	The cover page of Brighthouse Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Filed herewith
** Furnished herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTHOUSE LIFE INSURANCE COMPANY

By	/s/ Lynn A. Dumais
	Name:	Lynn A. Dumais
	Title:	Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
	Date:	March 4, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric T. Steigerwalt	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 4, 2020
Eric T. Steigerwalt

/s/ Edward A. Spehar	Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2020
Edward A. Spehar

/s/ Lynn A. Dumais	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 4, 2020
Lynn A. Dumais

/s/ Conor E. Murphy	Director	March 4, 2020
Conor E. Murphy

/s/ John L. Rosenthal	Director	March 4, 2020
John L. Rosenthal

/s/ Myles J. Lambert	Director	March 4, 2020
Myles J. Lambert

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act: None.
No annual report to security holders covering the registrant’s last fiscal year or proxy material with respect to any meeting of security holders has been sent, or will be sent, to security holders.