Form 10-Q
period 2020-03-31
BRIGHTHOUSE LIFE INSURANCE Co
filed 2020-05-12
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of May 12, 2020, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at March 31, 2020 (Unaudited) and December 31, 2019 and for the Three Months Ended March 31, 2020 and 2019 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance	10
	Note 4 — Investments	11
	Note 5 — Derivatives	23
	Note 6 — Fair Value	28
	Note 7 — Long-term and Short-term Debt	37
	Note 8 — Equity	37
	Note 9 — Other Revenues and Other Expenses	38
	Note 10 — Contingencies, Commitments and Guarantees	39
	Note 11 — Related Party Transactions	41
	Note 12 — Subsequent Events	43
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 4.	Controls and Procedures	54

Part II — Other Information
Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 6.	Exhibits	56

Signature		57

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2020 (Unaudited) and December 31, 2019
(In millions, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $64,182 and $63,083, respectively; allowance for credit losses of $10 and $0, respectively)	$70,202	$69,977
Equity securities, at estimated fair value	122	147
Mortgage loans (net of allowance for credit losses of $68 and $64, respectively)	15,457	15,664
Policy loans	836	875
Limited partnerships and limited liability companies	2,503	2,379
Short-term investments, principally at estimated fair value	3,729	1,482
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $0, respectively)	9,756	3,224
Total investments	102,605	93,748
Cash and cash equivalents	8,508	2,493
Accrued investment income	847	663
Premiums, reinsurance and other receivables	14,549	14,287
Deferred policy acquisition costs and value of business acquired	4,288	4,809
Current income tax recoverable	19	21
Other assets	441	464
Separate account assets	83,049	99,668
Total assets	$214,306	$216,153
Liabilities and Equity
Liabilities
Future policy benefits	$40,272	$39,081
Policyholder account balances	46,782	45,121
Other policy-related balances	2,891	2,801
Payables for collateral under securities loaned and other transactions	10,964	4,374
Long-term and short-term debt	944	844
Deferred income tax liability	2,359	1,301
Other liabilities	4,811	4,484
Separate account liabilities	83,049	99,668
Total liabilities	192,072	197,674
Contingencies, Commitments and Guarantees (Note 10)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	18,773	19,073
Retained earnings (deficit)	926	(3,899)
Accumulated other comprehensive income (loss)	2,445	3,215
Total Brighthouse Life Insurance Company’s stockholder’s equity	22,219	18,464
Noncontrolling interests	15	15
Total equity	22,234	18,479
Total liabilities and equity	$214,306	$216,153
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Revenues
Premiums	$191	$217
Universal life and investment-type product policy fees	701	730
Net investment income	896	788
Other revenues	84	62
Net investment gains (losses)	(19)	(10)
Net derivative gains (losses)	6,747	(1,310)
Total revenues	8,600	477
Expenses
Policyholder benefits and claims	1,133	744
Interest credited to policyholder account balances	251	250
Amortization of deferred policy acquisition costs and value of business acquired	702	24
Other expenses	410	434
Total expenses	2,496	1,452
Income (loss) before provision for income tax	6,104	(975)
Provision for income tax expense (benefit)	1,265	(221)
Net income (loss)	4,839	(754)
Less: Net income (loss) attributable to noncontrolling interests	—	—
Net income (loss) attributable to Brighthouse Life Insurance Company	$4,839	$(754)
Comprehensive income (loss)	$4,069	$186
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$4,069	$186
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$75	$19,073	$(3,899)	$3,215	$18,464	$15	$18,479
Cumulative effect of change in accounting principle, net of income tax (Note 1)			(14)	3	(11)		(11)
Balance at January 1, 2020	75	19,073	(3,913)	3,218	18,453	15	18,468
Dividends paid to parent		(300)			(300)		(300)
Net income (loss)			4,839		4,839		4,839
Other comprehensive income (loss), net of income tax				(773)	(773)		(773)
Balance at March 31, 2020	$75	$18,773	$926	$2,445	$22,219	$15	$22,234

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$75	$19,073	$(3,090)	$718	$16,776	$15	$16,791
Net income (loss)			(754)		(754)		(754)
Other comprehensive income (loss), net of income tax				940	940		940
Balance at March 31, 2019	$75	$19,073	$(3,844)	$1,658	$16,962	$15	$16,977

See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$158	$523
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	1,644	3,950
Equity securities	14	6
Mortgage loans	480	255
Limited partnerships and limited liability companies	69	77
Purchases of:
Fixed maturity securities	(2,469)	(3,712)
Mortgage loans	(277)	(1,076)
Limited partnerships and limited liability companies	(178)	(110)
Cash received in connection with freestanding derivatives	3,411	313
Cash paid in connection with freestanding derivatives	(1,806)	(302)
Issuance of loan to affiliate	(100)	—
Net change in policy loans	39	34
Net change in short-term investments	(2,245)	(506)
Net change in other invested assets	18	50
Net cash provided by (used in) investing activities	(1,400)	(1,021)
Cash flows from financing activities
Policyholder account balances:
Deposits	1,839	1,724
Withdrawals	(473)	(893)
Net change in payables for collateral under securities loaned and other transactions	6,590	(1,070)
Long-term and short-term debt issued	100	412
Long-term and short-term debt repaid	—	(1)
Dividends paid to parent	(300)	—
Financing element on certain derivative instruments and other derivative related transactions, net	(486)	(11)
Other, net	(13)	(13)
Net cash provided by (used in) financing activities	7,257	148
Change in cash, cash equivalents and restricted cash	6,015	(350)
Cash, cash equivalents and restricted cash, beginning of period	2,493	3,494
Cash, cash equivalents and restricted cash, end of period	$8,508	$3,144
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$34	$1
Income tax	$—	$(1)

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
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the current period presentation as may be discussed when applicable in the Notes to the Interim Condensed Consolidated Financial Statements.
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2019 consolidated balance sheet data was derived from audited consolidated financial statements included in Brighthouse Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2019 Annual Report.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements. ASUs adopted as of March 31, 2020 are summarized as follows:

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”)
The amendments to Topic 326 replace the incurred loss impairment methodology for certain financial instruments with one that reflects expected credit losses based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance also requires that an other-than- temporary impairment on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses.
January 1, 2020 using the modified retrospective method
The Company recorded an after tax net decrease to retained earnings of $14 million and a net increase to accumulated other comprehensive income (loss) (“AOCI”) of $3 million for the cumulative effect of adoption. The adjustment included establishing or updating the allowance for credit losses on fixed maturity securities, mortgage loans, and other invested assets.

ASUs issued but not yet adopted as of March 31, 2020 are summarized as follows:

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (1) require all guarantees that qualify as market risk benefits to be measured at fair value, (2) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (3) modify the methods of amortization for deferred policy acquisition costs (“DAC”), and (4) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances. The market risk benefit guidance is required to be applied on a retrospective basis, while the changes to guidance for insurance liabilities and DAC may be applied to existing carrying amounts on the effective date or on a retrospective basis.
January 1, 2022
The Company is in the early stages of evaluating the new guidance and therefore is unable to estimate the impact to its financial statements. The most significant impact is expected to be the measurement of liabilities for variable annuity guarantees.

CARES Act
In response to the worldwide pandemic sparked by the novel coronavirus (the “COVID-19 pandemic”), on March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act contains numerous provisions intended to provide swift aid, including through tax relief, to businesses and individuals affected by the COVID-19 pandemic. The Company does not believe that the CARES Act will have a material impact to its consolidated financial statements at this time. The Company will continue to closely monitor developments related to the COVID-19 pandemic and the CARES Act.
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

•
Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment; and

•	Certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”).
The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits related to GMIBs (“GMIB Costs”);

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
The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for the adjustments to calculate adjusted earnings described above. In addition, segment accounting policies include the methods of capital allocation described below.

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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended March 31, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$383	$21	$(89)	$(83)	$232
Provision for income tax expense (benefit)	72	4	(19)	(25)	32
Post-tax adjusted earnings	311	17	(70)	(58)	200
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$311	$17	$(70)	$(58)	200
Adjustments for:
Net investment gains (losses)					(19)
Net derivative gains (losses)					6,747
Other adjustments to net income (loss)					(856)
Provision for income tax (expense) benefit					(1,233)
Net income (loss) attributable to Brighthouse Life Insurance Company					$4,839

Interest revenue	$458	$100	$324	$16
Interest expense	$—	$—	$—	$17

	Three Months Ended March 31, 2019
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$347	$25	$(46)	$(66)	$260
Provision for income tax expense (benefit)	63	5	(10)	(20)	38
Post-tax adjusted earnings	284	20	(36)	(46)	222
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$284	$20	$(36)	$(46)	222
Adjustments for:
Net investment gains (losses)					(10)
Net derivative gains (losses)					(1,310)
Other adjustments to net income (loss)					85
Provision for income tax (expense) benefit					259
Net income (loss) attributable to Brighthouse Life Insurance Company					$(754)

Interest revenue	$418	$82	$276	$12
Interest expense	$—	$—	$—	$10

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Annuities	$1,013	$967
Life	269	254
Run-off	493	476
Corporate & Other	38	37
Adjustments	6,787	(1,257)
Total	$8,600	$477

Total assets by segment, as well as Corporate & Other, were as follows at:

	March 31, 2020	December 31, 2019
	(In millions)
Annuities	$143,445	$152,740
Life	16,129	16,389
Run-off	36,523	35,132
Corporate & Other	18,209	11,892
Total	$214,306	$216,153

3. Insurance
Guarantees
As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report, the Company issues variable annuity contracts with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 5.
The Company also has universal and variable life insurance contracts with secondary guarantees.
Information regarding the Company’s guarantee exposure was as follows at:

	March 31, 2020				December 31, 2019
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$84,118		$48,027		$100,034		$57,069
Separate account value	$79,412		$46,952		$95,430		$56,027
Net amount at risk	$12,837	(4)	$9,710	(5)	$6,617	(4)	$4,495	(5)
Average attained age of contract holders	70 years		70 years		69 years		69 years

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance (continued)

	March 31, 2020	December 31, 2019
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,917	$5,957
Net amount at risk (6)	$70,588	$71,124
Average attained age of policyholders	66 years	66 years

Variable Life Contracts
Total account value (3)	$957	$1,133
Net amount at risk (6)	$12,024	$12,082
Average attained age of policyholders	46 years	45 years
_______________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)
Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 6 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for a discussion of guaranteed minimum benefits which have been reinsured.

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

4. Investments
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for a description of the Company’s accounting policies for investments and Note 6 for information about the fair value hierarchy for investments and the related valuation methodologies. In connection with the adoption of new guidance related to the credit losses (see Note 1), effective January 1, 2020, the Company updated its accounting policies on certain investments. Any accounting policy updates required by the new guidance are described in this footnote.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	March 31, 2020					December 31, 2019
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$28,604	$8	$2,319	$791	$30,124	$27,841	$—	$2,815	$65	$30,591
Foreign corporate	9,180	1	350	428	9,101	9,017	—	736	67	9,686
RMBS	8,319	—	545	51	8,813	8,600	—	440	10	9,030
U.S. government and agency	5,530	—	3,214	—	8,744	5,396	—	1,848	—	7,244
CMBS	5,533	—	224	79	5,678	5,460	—	263	9	5,714
State and political subdivision	3,344	—	733	4	4,073	3,326	—	687	2	4,011
ABS	2,165	—	13	156	2,022	1,940	—	21	11	1,950
Foreign government	1,507	1	182	41	1,647	1,503	—	250	2	1,751
Total fixed maturity securities	$64,182	$10	$7,580	$1,550	$70,202	$63,083	$—	$7,060	$166	$69,977

The Company held non-income producing fixed maturity securities with an estimated fair value of $1 million at March 31, 2020. The Company did not hold any non-income producing fixed maturity securities at December 31, 2019.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2020:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,896	$7,024	$12,782	$26,463	$16,017	$64,182
Estimated fair value	$1,886	$6,981	$12,923	$31,899	$16,513	$70,202

_______________

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Continuous Gross Unrealized Losses for Fixed Maturity Securities by Sector
The estimated fair value and gross unrealized losses of fixed maturity securities in an unrealized loss position, by sector and by length of time that the securities have been in a continuous unrealized loss position, were as follows at:

	March 31, 2020				December 31, 2019
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$8,459	$736	$272	$55	$1,931	$43	$320	$22
Foreign corporate	3,726	316	503	112	577	12	510	55
RMBS	977	49	19	2	802	6	346	4
U.S. government and agency	73	—	—	—	14	—	—	—
CMBS	1,531	76	143	3	552	7	171	2
State and political subdivision	94	4	—	—	120	2	8	—
ABS	1,192	92	522	64	358	2	676	9
Foreign government	493	40	4	1	65	2	—	—
Total fixed maturity securities	$16,545	$1,313	$1,463	$237	$4,419	$74	$2,031	$92
Total number of securities in an unrealized loss position	2,843		272		686		297
Allowance for Credit Losses for Fixed Maturity Securities
Evaluation and Measurement Methodologies
For fixed maturity securities in an unrealized loss position, management first assesses whether the Company intends to sell, or whether it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to estimated fair value through net investment gains (losses). For fixed maturity securities that do not meet the aforementioned criteria, management evaluates whether the decline in estimated fair value has resulted from credit losses or other factors. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the allowance for credit loss evaluation process include, but are not limited to: (i) the extent to which estimated fair value is less than amortized cost; (ii) any changes to the rating of the security by a rating agency; (iii) adverse conditions specifically related to the security, industry or geographic area; and (iv) payment structure of the fixed maturity security and the likelihood of the issuer being able to make payments in the future or the issuer’s failure to make scheduled interest and principal payments. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is deemed to exist and an allowance for credit losses is recorded, limited by the amount that the estimated fair value is less than the amortized cost basis, with a corresponding charge to net investment gains (losses). Any unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income (loss) (“OCI”).
Once a security specific allowance for credit losses is established, the present value of cash flows expected to be collected from the security continues to be reassessed. Any changes in the security specific allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense in net investment gains (losses).
Fixed maturity securities are also evaluated to determine whether any amounts have become uncollectible. When all, or a portion, of a security is deemed uncollectible, the uncollectible portion is written-off with an adjustment to amortized cost and a corresponding reduction to the allowance for credit losses.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $520 million at March 31, 2020 and is included in accrued investment income.
Fixed maturity securities are also evaluated to determine if they qualify as purchased financial assets with credit deterioration (“PCD”). To determine if the credit deterioration experienced since origination is more than insignificant, both (i) the extent of the credit deterioration and (ii) any rating agency downgrades are evaluated. For securities categorized as PCD assets, the present value of cash flows expected to be collected from the security are compared to the par value of the security. If the present value of cash flows expected to be collected is less than the par value, credit losses are embedded in the purchase price of the PCD asset. In this situation, both an allowance for credit losses and amortized cost gross-up is recorded, limited by the amount that the estimated fair value is less than the grossed-up amortized cost basis. Any difference between the purchase price and the present value of cash flows is amortized or accreted into net investment income over the life of the PCD asset. Any subsequent PCD asset allowance for credit losses is evaluated in a manner similar to the process described above for fixed maturity securities.
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $10 million, relating to 21 securities at March 31, 2020. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses by sector were as follows:

	U.S. Corporate	Foreign Corporate	Foreign Government	Total
	(In millions)
Balance at January 1, 2020	$3	$1	$—	$4
Allowance on securities where credit losses were not previously recorded	8	—	1	9
Allowance on securities that had an allowance recorded in a previous period	—	1	—	1
Write-offs charged against allowance (1)	(3)	(1)	—	(4)
Balance at March 31, 2020	$8	$1	$1	$10
_______________

(1)	The Company recorded total write-offs of $12 million during the three months ended March 31, 2020.
PCD Fixed Maturity Securities
The Company did not purchase any PCD fixed maturity securities during the three months ended March 31, 2020.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$9,484	61.4%	$9,694	61.9%
Agricultural	3,340	21.6	3,326	21.2
Residential	2,701	17.4	2,708	17.3
Total mortgage loans (1)	15,525	100.4	15,728	100.4
Allowance for credit losses	(68)	(0.4)	(64)	(0.4)
Total mortgage loans, net	$15,457	100.0%	$15,664	100.0%
_______________

(1)
Purchases of mortgage loans from third parties were $157 million and $477 million for the three months ended March 31, 2020 and 2019, respectively, and were primarily comprised of residential mortgage loans.

Allowance for Credit Losses for Mortgage Loans
Evaluation and Measurement Methodologies
The allowance for credit losses is a valuation account that is deducted from the mortgage loan’s amortized cost basis to present the net amount expected to be collected on the mortgage loan. The loan balance, or a portion of the loan balance, is written-off against the allowance when management believes this amount is uncollectible.
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans totaled $77 million at March 31, 2020 and is included in accrued investment income.
The allowance for credit losses is estimated using relevant available information, from internal and external sources, relating to past events, current conditions, and a reasonable and supportable forecast. Historical credit loss experience provides the basis for estimating expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics and environmental conditions. A reasonable and supportable forecast period of two-years is used with an input reversion period of one-year.
Mortgage loans are evaluated in each of the three portfolio segments to determine the allowance for credit losses. The loan-level loss rates are determined using individual loan terms and characteristics, risk pools/internal ratings, national economic forecasts, prepayment speeds, and estimated default and loss severity.
The resulting loss rates are applied to the mortgage loan’s amortized cost to generate an allowance for credit losses. In certain situations, the allowance for credit losses is measured as the difference between the loan’s amortized cost and liquidation value of the collateral. These situations include collateral dependent loans, expected troubled debt restructurings (“TDRs”), foreclosure probable loans, and loans with dissimilar risk characteristics.
Mortgage loans are also evaluated to determine if they qualify as PCD assets. To determine if the credit deterioration experienced since origination is more than insignificant, the extent of credit deterioration is evaluated. All re-performing/modified loan (“RPL”) pools purchased after December 31, 2019 are determined to have been acquired with evidence of more than insignificant credit deterioration since origination and are classified as PCD assets. RPLs are pools of residential mortgage loans acquired at discounts which have both credit and non-credit components. For PCD mortgage loans, the allowance for credit losses is determined using a similar methodology described above, except the loss-rate is determined at the pool level instead of the individual loan level. The initial allowance for credit losses, determined on a collective basis, is then allocated to the individual loans. The initial amortized cost of the loan is grossed-up to reflect the sum of the loan’s purchase price and allowance for credit losses. The difference between the grossed-up amortized cost basis and the par

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

value of the loan is a noncredit discount, which is accreted into net investment income over the remaining life of the loan. Any subsequent PCD mortgage loan allowance for credit losses is evaluated in a manner similar to the process described above for each of the three portfolio segments.
Rollforward of the Allowance for Credit Losses for Mortgage Loans by Portfolio Segment
The changes in the allowance for credit losses by portfolio segment were as follows:

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at December 31, 2019	$47	$10	$7	$64
Cumulative effect of change in accounting principle	(20)	6	14	—
Balance at January 1, 2020	27	16	21	64
Current period provision	—	1	3	4
Balance at March 31, 2020	$27	$17	$24	$68

PCD Mortgage Loans
The Company did not purchase any PCD mortgage loans during the three months ended March 31, 2020.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2020	2019	2018	2017	2016	Prior	Total
	(In millions)
March 31, 2020
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$—	$1,829	$1,409	$716	$1,123	$3,425	$8,502
65% to 75%	—	161	200	195	100	143	799
76% to 80%	—	—	—	12	30	141	183
Total commercial mortgage loans	—	1,990	1,609	923	1,253	3,709	9,484
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	63	563	815	424	454	803	3,122
65% to 75%	2	86	15	61	36	7	207
Greater than 80%	—	—	11	—	—	—	11
Total agricultural mortgage loans	65	649	841	485	490	810	3,340
Residential mortgage loans
Performing	50	476	637	144	45	1,309	2,661
Nonperforming	—	—	1	—	1	38	40
Total residential mortgage loans	50	476	638	144	46	1,347	2,701
Total	$115	$3,115	$3,088	$1,552	$1,789	$5,866	$15,525

The loan-to-value ratio is a measure commonly used to assess the quality of commercial and agricultural mortgage loans. The loan-to-value ratio compares the amount of the loan to the estimated fair value of the underlying property collateralizing the loan and is commonly expressed as a percentage. A loan-to-value ratio less than 100% indicates an excess of collateral value over the loan amount. Loan-to-value ratios greater than 100% indicate that the loan amount exceeds the collateral value. Performing status is a measure commonly used to assess the quality of residential mortgage loans. A loan is considered performing when the borrower makes consistent and timely payments.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	March 31, 2020		December 31, 2019
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-Service Coverage Ratios:
Greater than 1.20x	$9,114	96.1%	$9,230	95.2%
1.00x - 1.20x	298	3.1	298	3.1
Less than 1.00x	72	0.8	166	1.7
Total	$9,484	100.0%	$9,694	100.0%

The debt-service coverage ratio compares a property’s net operating income to its debt-service payments. Debt-service coverage ratios less than 1.00 times indicate that property operations do not generate enough income to cover the loan’s current debt payments. A debt-service coverage ratio greater than 1.00 times indicates an excess of net operating income over the debt-service payments.
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both March 31, 2020 and December 31, 2019. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans will not be considered past due during the period of deferral.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	March 31, 2020
	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$9,484	$3,311	$2,659	$15,454
30-59 days past due	—	5	2	7
60-89 days past due	—	3	13	16
90-179 days past due	—	—	13	13
180+ days past due	—	21	14	35
Total	$9,484	$3,340	$2,701	$15,525

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized and in the process of foreclosure. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans will not be reported as in a nonaccrual status during the period of deferral.
Mortgage loans in a nonaccrual status by portfolio segment were as follows at:

	Commercial (2)	Agricultural (2)	Residential (2)	Total (2)
	(In millions)
Amortized cost at December 31, 2019	$—	$21	$37	$58
Amortized cost at March 31, 2020 (1)	$—	$1	$40	$41
_______________

(1)	All mortgage loans in nonaccrual status had a related allowance for credit losses.

(2)	The Company had $20 million of agricultural mortgage loans that were 90 days or more past due but were not in a nonaccrual status for the three months ended March 31, 2020.
Current period investment income on mortgage loans in nonaccrual status was less than $1 million for the three months ended March 31, 2020.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to non-performing mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring during the three months ended March 31, 2020.
Short-term modifications made on a good faith basis to borrowers who were current prior to any relief and in response to the COVID-19 pandemic are not considered TDRs. Such short-term modifications include payment deferrals, fee waivers, extension of repayment terms, or other delays in payment that are insignificant.
Other Invested Assets
Over 90% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 5 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes tax credit and renewable energy partnerships, leveraged leases and Federal Home Loan Bank stock.
Leveraged Leases
The carrying value of leveraged leases at March 31, 2020 and December 31, 2019 was $51 million and $64 million, respectively, net of allowance for credit losses of $13 million and $0, respectively. Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 15 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. Nonperforming rental receivables are generally defined as those that are 90 days or more past due. At both March 31, 2020 and December 31, 2019, all leveraged leases were performing.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	March 31, 2020	December 31, 2019
	(In millions)
Fixed maturity securities	$6,030	$6,894
Derivatives	783	232
Other	(21)	(15)
Subtotal	6,792	7,111
Amounts allocated from:
Future policy benefits	(3,425)	(2,691)
DAC, VOBA and DSI	(247)	(332)
Subtotal	(3,672)	(3,023)
Deferred income tax benefit (expense)	(655)	(859)
Net unrealized investment gains (losses)	$2,465	$3,229

The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2020
(In millions)
Balance at December 31, 2019	$3,229
Unrealized investment gains (losses) during the period	(319)
Unrealized investment gains (losses) relating to:
Future policy benefits	(734)
DAC, VOBA and DSI	85
Deferred income tax benefit (expense)	204
Balance at March 31, 2020	$2,465
Change in net unrealized investment gains (losses)	$(764)

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2020 and December 31, 2019.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2020	December 31, 2019
	(In millions)
Securities on loan: (1)
Amortized cost	$1,961	$2,031
Estimated fair value	$3,468	$2,996
Cash collateral received from counterparties (2)	$3,584	$3,074
Reinvestment portfolio — estimated fair value	$3,642	$3,174
_______________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	March 31, 2020				December 31, 2019
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
(In millions)
U.S. government and agency	$1,197	$1,511	$876	$3,584	$1,279	$1,094	$701	$3,074
_______________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2020 was $1.2 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. and foreign corporate securities, ABS, non-agency RMBS and U.S. government and agency securities) with 62% invested in agency RMBS, cash and cash equivalents and U.S. government and agency securities at March 31, 2020. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	March 31, 2020	December 31, 2019
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$9,386	$9,345
Invested assets held in trust (reinsurance agreements) (2)	5,052	4,561
Invested assets pledged as collateral (3)	3,277	3,640
Total invested assets on deposit, held in trust and pledged as collateral	$17,715	$17,546
_______________

(1)
The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $70 million and $69 million of the assets on deposit represents restricted cash and cash equivalents at March 31, 2020 and December 31, 2019, respectively.

(2)
The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $77 million and $124 million of the assets held in trust balance represents restricted cash and cash equivalents at March 31, 2020 and December 31, 2019, respectively.

(3)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report) and derivative transactions (see Note 5).

See “— Securities Lending” for information regarding securities on loan.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Variable Interest Entities
The Company has invested in legal entities that are variable interest entities (“VIEs”). VIEs are consolidated when the investor is the primary beneficiary. A primary beneficiary is the variable interest holder in a VIE with both the power to (i) direct the activities of the VIE that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at March 31, 2020 or December 31, 2019.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	March 31, 2020		December 31, 2019
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$12,537	$12,092	$12,959	$12,317
Limited partnerships and LLCs	2,007	3,222	1,892	3,065
Total	$14,544	$15,314	$14,851	$15,382

The Company’s investments in unconsolidated VIEs are described below.
Fixed Maturity Securities
The Company invests in U.S. corporate bonds, foreign corporate bonds, and Structured Securities issued by VIEs. The Company is not obligated to provide any financial or other support to these VIEs, other than the original investment. The Company’s involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed as having the power to direct the activities that most significantly impact the economic performance of the VIE, nor does the Company function in any of these roles. The Company does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity; as a result, the Company has determined it is not the primary beneficiary, or consolidator, of the VIE. The Company’s maximum exposure to loss on these fixed maturity securities is limited to the amortized cost of these investments. See “— Fixed Maturity Securities Available-for-sale” for information on these securities.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Investment income:
Fixed maturity securities	$658	$642
Equity securities	2	3
Mortgage loans	166	158
Policy loans	6	10
Limited partnerships and LLCs (1)	82	8
Cash, cash equivalents and short-term investments	20	10
Other	13	11
Total investment income	947	842
Less: Investment expenses	51	54
Net investment income	$896	$788

_______________

(1)	Includes net investment income pertaining to other limited partnership interests of $73 million and $0 for the three months ended March 31, 2020 and 2019, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Fixed maturity securities	$(6)	$(15)
Equity securities	(14)	10
Mortgage loans	(4)	(4)
Limited partnerships and LLCs	(1)	(2)
Other	6	1
Total net investment gains (losses)	$(19)	$(10)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Proceeds	$647	$3,220
Gross investment gains	$17	$64
Gross investment losses	(6)	(79)
Net investment gains (losses)	$11	$(15)

5. Derivatives
Accounting for Derivatives
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for a description of the Company’s accounting policies for derivatives and Note 9 for information about the fair value hierarchy for derivatives.
Derivative Strategies
Types of Derivative Instruments and Derivative Strategies
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize its exposure to various market risks. Commonly used derivative instruments include, but are not necessarily limited to:

•	Interest rate derivatives: swaps, caps, swaptions and forwards;

•	Foreign currency exchange rate derivatives: forwards and swaps;

•	Equity derivatives: options, total return swaps and variance swaps; and

•	Credit derivatives: single and index reference credit default swaps.
For detailed information on these contracts and the related strategies, see Note 8 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		March 31, 2020			December 31, 2019
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$390	$114	$—	$420	$22	$—
Foreign currency swaps	Foreign currency exchange rate	2,761	611	2	2,701	176	27
Total qualifying hedges		3,151	725	2	3,121	198	27
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	3,060	739	7	7,559	878	29
Interest rate caps	Interest rate	3,350	1	—	3,350	2	—
Interest rate options	Interest rate	27,650	3,657	833	29,750	782	187
Interest rate forwards	Interest rate	6,656	1,439	—	5,418	94	114
Foreign currency swaps	Foreign currency exchange rate	1,027	215	13	1,040	94	15
Foreign currency forwards	Foreign currency exchange rate	142	—	1	138	—	1
Credit default swaps — purchased	Credit	18	—	—	18	—	—
Credit default swaps — written	Credit	1,876	7	13	1,613	36	—
Equity index options	Equity market	51,247	1,243	1,655	51,509	850	1,728
Equity variance swaps	Equity market	1,098	11	30	2,136	69	69
Equity total return swaps	Equity market	8,516	1,423	89	7,723	2	367
Total non-designated or non-qualifying derivatives		104,640	8,735	2,641	110,254	2,807	2,510
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	316	—	N/A	217	—
Direct index-linked annuities	Other	N/A	—	(116)	N/A	—	2,253
Direct guaranteed minimum benefits	Other	N/A	—	4,190	N/A	—	1,548
Assumed guaranteed minimum benefits	Other	N/A	—	709	N/A	—	442
Assumed index-linked annuities	Other	N/A	—	280	N/A	—	339
Total embedded derivatives		N/A	316	5,063	N/A	217	4,582
Total		$107,791	$9,776	$7,706	$113,375	$3,222	$7,119

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2020 and December 31, 2019. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in ASC 815; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses) were as follows:

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Three Months Ended March 31, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$1	$—	$1	$—	$97
Foreign currency exchange rate derivatives	—	—	11	—	456
Total cash flow hedges	1	—	12	—	553
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	4,921	—	—	—	—
Foreign currency exchange rate derivatives	132	(7)	—	—	—
Credit derivatives	(31)	—	—	—	—
Equity derivatives	1,964	—	—	—	—
Embedded derivatives	(233)	—	—	—	—
Total non-qualifying hedges	6,753	(7)	—	—	—
Total	$6,754	$(7)	$12	$—	$553
Three Months Ended March 31, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$22	$—	$1	$—	$—
Foreign currency exchange rate derivatives	3	—	8	—	(34)
Total cash flow hedges	25	—	9	—	(34)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	332	—	—	—	—
Foreign currency exchange rate derivatives	(8)	—	—	—	—
Credit derivatives	18	—	—	—	—
Equity derivatives	(1,446)	—	—	—	—
Embedded derivatives	(231)	—	—	—	—
Total non-qualifying hedges	(1,335)	—	—	—	—
Total	$(1,310)	$—	$9	$—	$(34)
At March 31, 2020 and December 31, 2019, the balance in AOCI associated with cash flow hedges was $783 million and $232 million, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	March 31, 2020			December 31, 2019
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$3	$680	2.5	$11	$615	2.5
Baa	(9)	1,196	5.4	25	998	5.1
Total	$(6)	$1,876	4.4	$36	$1,613	4.1
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
March 31, 2020
Derivative assets	$9,508	$(2,101)	$(6,854)	$553	$(541)	$12
Derivative liabilities	$2,639	$(2,101)	$(5)	$533	$(531)	$2
December 31, 2019
Derivative assets	$3,046	$(1,458)	$(1,100)	$488	$(487)	$1
Derivative liabilities	$2,522	$(1,458)	$—	$1,064	$(1,061)	$3
_______________

(1)	Represents amounts subject to an enforceable master netting agreement or similar agreement.

(2)	The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreement.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

(3)	Securities collateral received by the Company is not recorded on the balance sheet. Amounts do not include excess of collateral pledged or received.
The Company’s collateral arrangements generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the amount owed by that counterparty reaches a minimum transfer amount. Certain of these arrangements also include credit-contingent provisions which permit the party with positive fair value to terminate the derivative at the current fair value or demand immediate full collateralization from the party in a net liability position, in the event that the financial strength or credit rating of the party in a net liability position falls below a certain level.
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	March 31, 2020	December 31, 2019
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$538	$1,064
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$1,078	$1,473
_______________

(1)	After taking into consideration the existence of netting agreements.

(2)
Substantially all of the Company’s collateral arrangements provide for daily posting of collateral for the full value of the derivative contract. As a result, if the credit-contingent provisions of derivative contracts in a net liability position were triggered, minimal additional assets would be required to be posted as collateral or needed to settle the instruments immediately.

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, are presented in the tables below. Investments that do not have a readily determinable fair value and are measured at net asset value (or equivalent) as a practical expedient to estimated fair value are excluded from the fair value hierarchy.

	March 31, 2020
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$29,495	$629	$30,124
Foreign corporate	—	8,892	209	9,101
RMBS	—	8,730	83	8,813
U.S. government and agency	1,779	6,965	—	8,744
CMBS	—	5,659	19	5,678
State and political subdivision	—	4,001	72	4,073
ABS	—	1,906	116	2,022
Foreign government	—	1,640	7	1,647
Total fixed maturity securities	1,779	67,288	1,135	70,202
Equity securities	11	107	4	122
Short-term investments	2,219	1,508	2	3,729
Derivative assets: (1)
Interest rate	—	5,950	—	5,950
Foreign currency exchange rate	—	786	40	826
Credit	—	—	7	7
Equity market	—	2,633	44	2,677
Total derivative assets	—	9,369	91	9,460
Embedded derivatives within asset host contracts (2)	—	—	316	316
Separate account assets	198	82,847	4	83,049
Total assets	$4,207	$161,119	$1,552	$166,878
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$840	$—	$840
Foreign currency exchange rate	—	16	—	16
Credit	—	9	4	13
Equity market	—	1,737	37	1,774
Total derivative liabilities	—	2,602	41	2,643
Embedded derivatives within liability host contracts (2)	—	—	5,063	5,063
Total liabilities	$—	$2,602	$5,104	$7,706

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
The fair value of financial assets and financial liabilities is based on quoted market prices, where available. Prices received are assessed to determine if they represent a reasonable estimate of fair value. Several controls are performed, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. Independent non-binding broker quotes, also referred to herein as “consensus pricing,” are used for a non-significant portion of the portfolio. Prices received from independent brokers are assessed to determine if they represent a reasonable estimate of fair value by considering such pricing relative to the current market dynamics and current pricing for similar financial instruments.
A formal process is also applied to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If prices received from independent pricing services are not considered reflective of market activity or representative of estimated fair value, independent non-binding broker quotations are obtained. If obtaining an independent non-binding broker quotation is unsuccessful, the last available price will be used.
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the three months ended March 31, 2020.
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
Capital market assumptions, such as risk-free rates and implied volatilities, are based on market prices for publicly-traded instruments to the extent that prices for such instruments are observable. Implied volatilities beyond the observable period are extrapolated based on observable implied volatilities and historical volatilities. Actuarial assumptions, including mortality, lapse, withdrawal and utilization, are unobservable and are reviewed at least annually based on actuarial studies of historical experience.
The valuation of these guarantee liabilities includes nonperformance risk adjustments and adjustments for a risk margin related to non-capital market inputs. The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for BHF’s debt. These observable spreads are then adjusted to reflect the priority of these liabilities and claims-paying ability of the issuing insurance subsidiaries as compared to BHF’s overall financial strength.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
Certain quantitative information about the significant unobservable inputs used in the fair value measurement, and the sensitivity of the estimated fair value to changes in those inputs, for the more significant asset and liability classes measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were as follows at:

					March 31, 2020			December 31, 2019			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.02%	-	11.31%	0.02%	-	11.31%	Decrease (1)
			•	Lapse rates	0.25%	-	16.00%	0.25%	-	16.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.24%	-	21.65%	16.24%	-	21.65%	Increase (5)
			•	Nonperformance risk spread	3.19%	-	3.43%	0.54%	-	1.99%	Decrease (6)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended March 31, 2020
Balance, beginning of period	$457	$117	$73	$—	$8	$5	$16	$(4,365)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(2)	—	—	—	—	—	1	(233)	—
Total realized/unrealized gains (losses) included in AOCI	(44)	(8)	—	—	—	—	31	—	(1)
Purchases (7)	249	65	—	7	—	—	—	—	1
Sales (7)	(11)	(6)	(1)	—	—	(3)	2	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(149)	—
Transfers into Level 3 (8)	220	68	—	—	—	—	—	—	1
Transfers out of Level 3 (8)	(31)	(18)	—	—	(4)	—	—	—	—
Balance, end of period	$838	$218	$72	$7	$4	$2	$50	$(4,747)	$4
Three Months Ended March 31, 2019
Balance, beginning of period	$711	$174	$74	$—	$3	$—	$(122)	$(2,288)	$1
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	(1)	—	—	—	—	(9)	(234)	—
Total realized/unrealized gains (losses) included in AOCI	7	2	—	—	—	—	(4)	—	—
Purchases (7)	16	29	—	—	—	—	—	—	—
Sales (7)	(2)	(13)	—	—	—	—	—	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(205)	—
Transfers into Level 3 (8)	36	45	—	—	1	—	—	—	—
Transfers out of Level 3 (8)	(89)	(8)	—	—	—	—	(1)	—	—
Balance, end of period	$679	$228	$74	$—	$4	$—	$(136)	$(2,727)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2020 (9)	$(1)	$—	$—	$—	$—	$—	$1	$(242)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at March 31, 2020 (9)	$(44)	$(8)	$—	$—	$—	$—	$30	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2019 (9)	$—	$(1)	$—	$—	$—	$—	$(8)	$(291)	$—
_______________

(1)	Comprised of U.S. and foreign corporate securities.

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

(5)
Amortization of premium/accretion of discount is included within net investment income. Changes in the allowance for credit losses and direct write-offs are charged to net income (loss) on securities are included in net investment gains (losses). Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).

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

(9)
Changes in unrealized gains (losses) included in net income (loss) for fixed maturities are reported in either net investment income or net investment gains (losses). Substantially all changes in unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).

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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$15,457	$—	$—	$15,775	$15,775
Policy loans	$836	$—	$435	$595	$1,030
Other invested assets	$154	$—	$39	$115	$154
Premiums, reinsurance and other receivables	$2,177	$—	$37	$2,493	$2,530
Liabilities
Policyholder account balances	$15,637	$—	$—	$14,996	$14,996
Short-term debt	$100	$—	$—	$100	$100
Long-term debt	$844	$—	$38	$604	$642
Other liabilities	$1,261	$—	$484	$769	$1,253
Separate account liabilities	$949	$—	$949	$—	$949

	December 31, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$15,664	$—	$—	$16,291	$16,291
Policy loans	$875	$—	$479	$504	$983
Other invested assets	$51	$—	$39	$12	$51
Premiums, reinsurance and other receivables	$2,053	$—	$41	$2,427	$2,468
Liabilities
Policyholder account balances	$15,474	$—	$—	$15,576	$15,576
Long-term debt	$844	$—	$39	$903	$942
Other liabilities	$943	$—	$169	$777	$946
Separate account liabilities	$1,186	$—	$1,186	$—	$1,186

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

7. Long-term and Short-term Debt
Intercompany Liquidity Facilities
BHF has established an intercompany liquidity facility with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under the facility, which is comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term not more than 364 days. For each insurance subsidiary, the borrowing and lending limit is 3% of the respective insurance subsidiary’s statutory admitted assets as of the previous year end. For BHF and each non-insurance subsidiary, the borrowing and lending limit is based on a formula tied to the statutory admitted assets of the respective insurance subsidiaries.
On March 30, 2020, BH Holdings issued a $100 million promissory note due June 30, 2020 to Brighthouse Life Insurance Company, which bears interest at a fixed rate of 2.4996% and is included in premiums, reinsurance and other receivables. Additionally, on March 30, 2020, Brighthouse Life Insurance Company of NY issued a $100 million promissory note due June 30, 2020 to BH Holdings, which bears interest at a fixed rate of 2.4996% and is included in long-term and short-term debt.
8. Equity
Capital Transactions
During the first quarter of 2020, Brighthouse Life Insurance Company paid an ordinary cash dividend of $300 million to BH Holdings, which was accounted for as a return of capital. See Note 12.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2019	$3,066	$163	$(14)	$3,215
OCI before reclassifications (2)	(1,509)	553	(6)	(962)
Deferred income tax benefit (expense)	318	(116)	—	202
AOCI before reclassifications, net of income tax	1,875	600	(20)	2,455
Amounts reclassified from AOCI	(10)	(2)	—	(12)
Deferred income tax benefit (expense)	2	—	—	2
Amounts reclassified from AOCI, net of income tax	(8)	(2)	—	(10)
Balance at March 31, 2020	$1,867	$598	$(20)	$2,445

	Three Months Ended March 31, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2018	$564	$180	$(26)	$718
OCI before reclassifications	1,222	(34)	—	1,188
Deferred income tax benefit (expense)	(257)	7	—	(250)
AOCI before reclassifications, net of income tax	1,529	153	(26)	1,656
Amounts reclassified from AOCI	28	(26)	—	2
Deferred income tax benefit (expense)	(6)	6	—	—
Amounts reclassified from AOCI, net of income tax	22	(20)	—	2
Balance at March 31, 2019	$1,551	$133	$(26)	$1,658
_______________

(1)	See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

(2)	Includes $3 million related to the adoption of ASU 2016-13, see Note 1.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2020	2019
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$12	$(24)	Net investment gains (losses)
Net unrealized investment gains (losses)	(2)	(4)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	10	(28)
Income tax (expense) benefit	(2)	6
Net unrealized investment gains (losses), net of income tax	8	(22)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	1	22	Net derivative gains (losses)
Interest rate swaps	1	1	Net investment income
Foreign currency swaps	—	3	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	2	26
Income tax (expense) benefit	—	(6)
Gains (losses) on cash flow hedges, net of income tax	2	20
Total reclassifications, net of income tax	$10	$(2)

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
Other revenues consisted primarily of 12b-1 fees of $59 million and $58 million for the three months ended March 31, 2020 and 2019, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Other Revenues and Other Expenses (continued)

Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Compensation	$73	$72
Contracted services and other labor costs	61	40
Transition services agreements	36	64
Establishment costs	40	38
Premium and other taxes, licenses and fees	11	6
Volume related costs, excluding compensation, net of DAC capitalization	122	151
Interest expense on debt	17	10
Other	50	53
Total other expenses	$410	$434

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2020.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of March 31, 2020, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $10 million.

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
Group Annuity Class Action
Leroy and Geraldine Atkins v. Brighthouse Life Insurance Company, Brighthouse Financial, Inc., et al. (U.S. District Court, District of Nevada, filed November 18, 2019). Plaintiffs have filed a purported class action lawsuit against Brighthouse Life Insurance Company, Brighthouse Financial, Inc., MetLife, Inc. and Metropolitan Life Insurance Company relating to the pension closeout business. Plaintiffs allege that annuity benefits were due but have not been paid. Plaintiffs also allege they were not able to obtain information as to the group annuity contract and the benefit other than what was on a benefit election form. Plaintiffs seek to represent a class of all annuitants and their designated beneficiaries who were due annuity payments pursuant to group annuity contracts purchased from defendants by sponsors of employer provided defined benefit plans. Plaintiffs allege the defendants failed to timely contact, notify and pay overdue annuity benefits and interest to retirees. The complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing (contract and tort), unjust enrichment, conversion and breach of fiduciary duty. In March 2020, Brighthouse Life Insurance Company and Brighthouse Financial, Inc. filed a joint motion to dismiss. In April 2020, the parties filed a stipulation of dismissal without prejudice.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)

Other Contingencies
The Company applies the same standard of recognition for non-litigation loss contingencies when assertions are made involving contract disputes with third-party vendors or with counterparties to contractual arrangements entered into by the Company. In such cases, the Company establishes liabilities when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. For some asserted claims, the Company is not currently able to estimate any reasonably possible loss or range of loss associated with such matters, and will be unable to do so until developments have provided sufficient information to support any such assessments. On a quarterly and annual basis, the Company reviews relevant information with respect to non-litigation contingencies and, when applicable, updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $325 million and $206 million at March 31, 2020 and December 31, 2019, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.7 billion and $1.8 billion at March 31, 2020 and December 31, 2019, respectively.
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
The Company’s recorded liabilities were $1 million at both March 31, 2020 and December 31, 2019 for indemnities, guarantees and commitments.
11. Related Party Transactions
The Company has various existing arrangements with its Brighthouse affiliates and had previous arrangements with MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”) for services necessary to conduct its activities. Certain of the MetLife services have continued, however, MetLife ceased to be a related party in June 2018. See Note 9 for amounts related to continuing transition services. The Company also has related party debt and equity transactions (see Notes 7 and 8). Other material arrangements between the Company and its related parties not disclosed elsewhere are as follows:
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
Information regarding the significant effects of reinsurance with New England Life Insurance Company (“NELICO”), an affiliate, included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Premiums
Reinsurance assumed	$—	$—
Universal life and investment-type product policy fees
Reinsurance assumed	$2	$1
Other revenues
Reinsurance assumed	$—	$1
Policyholder benefits and claims
Reinsurance assumed	$17	$7
Other expenses
Reinsurance assumed	$(5)	$(7)
Information regarding the significant effects of reinsurance with NELICO included on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2020	December 31, 2019
	Assumed	Assumed
	(In millions)
Assets
Premiums, reinsurance and other receivables	$25	$26
Liabilities
Future policy benefits	$105	$97
Policyholder account balances	$709	$443
Other policy-related balances	$8	$11
Other liabilities	$(10)	$(21)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)

The Company assumes risks from NELICO related to guaranteed minimum benefits written directly by the cedent. The assumed reinsurance agreements contain embedded derivatives and changes in the estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $709 million and $443 million at March 31, 2020 and December 31, 2019, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($266) million and $6 million for the three months ended March 31, 2020 and 2019, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)

Shared Services and Overhead Allocations
Brighthouse Services, LLC, an affiliate, currently provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $53 million and $54 million for the three months ended March 31, 2020 and 2019, respectively. Costs incurred under these arrangements were $256 million and $289 million for the three months ended March 31, 2020 and 2019, respectively, and were recorded in other expenses.
Included in these costs are those incurred related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company incurred costs of $22 million and ($6) million for the three months ended March 31, 2020 and 2019, respectively. The Company is charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes the method used to allocate expenses under this arrangement is reasonable, the allocated expenses may not be indicative of those of a stand-alone entity.
The Company had net receivables (payables) from/to affiliates, related to the items discussed above, of ($47) million and ($43) million at March 31, 2020 and December 31, 2019, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $50 million for both of the three months ended March 31, 2020 and 2019. Commission expenses incurred related to these transactions and recorded in other expenses was $204 million and $194 million for the three months ended March 31, 2020 and 2019, respectively. The Company also had related party fee income receivables of $15 million and $18 million at March 31, 2020 and December 31, 2019, respectively.
12. Subsequent Events
Capital Transactions
On April 24, 2020, Brighthouse Life Insurance Company paid an ordinary cash dividend of $500 million to BH Holdings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC, which is a wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2020 (the “2019 Annual Report”); and (iii) our current reports on Form 8-K filed in 2020.
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
For operating purposes, we have established three segments: (i) Annuities, (ii) Life and (iii) Run-off, which consists of operations relating to products we are not actively selling and which are separately managed. In addition, we report certain of our results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” included in the 2019 Annual Report along with Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on our segments and Corporate & Other.
See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the adoption of new accounting pronouncements in 2020.
COVID-19 Pandemic
We are closely monitoring developments related to the worldwide pandemic sparked by the novel coronavirus (“COVID-19 pandemic”), which has already negatively impacted us, including as discussed below. At this time, it is not possible to estimate the severity or duration of the pandemic, including the severity, duration and frequency of any additional “waves” of the pandemic or the timetable for the development and implementation, and the efficacy, of any therapeutic treatment or vaccine for COVID-19. It is likewise not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, results of operations, financial condition and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise targets previously provided to the markets and/or aspects of our business model. See also “Risk Factors — The ongoing COVID-19 pandemic may materially adversely affect our business, results of operations and financial condition, including capitalization and liquidity.”
In March, in response to this extraordinary event, management promptly implemented our business continuity plans, and quickly and successfully shifted all our employees to a work-from-home environment. Our sales and support teams remain fully operational, and we have continued to serve our distribution partners and customers without interruption. Additionally, we are closely monitoring all aspects of our business, including but not limited to, levels of sales and claims activity, policy lapses or surrenders, payments of premiums, sources and uses of liquidity, the valuation of our investments and the performance of our derivatives programs. We have observed varying degrees of impact in these areas, and have taken prudent and proportionate measures to address such impacts; however, at this time it is impossible to predict if the COVID-19 pandemic will have a material adverse impact on our business, results of operations or financial condition. We continue to closely monitor this evolving situation as we remain focused on ensuring the health and safety of our employees, on supporting our partners and customers as usual and on mitigating potential adverse impacts to our business.
Increased economic uncertainty and increased unemployment resulting from the economic impacts of the COVID-19 pandemic have also impacted sales of certain of our products and have prompted us to take actions to provide relief to customers affected by adverse circumstances due to the COVID-19 pandemic, as further described in “— Regulatory Developments.” While the relief granted to customers to date has not had a material impact on our financial condition or results of operations, it is not possible to estimate the potential impact of any future relief. Circumstances resulting from the COVID-19 pandemic may affect the incidence of claims, utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, any of which could impact future revenues and expenses associated with our products.

Our investment portfolio (and, specifically, the valuations of certain investment assets we hold) has been, and we expect will continue to be, adversely affected as a result of the impact of the COVID-19 pandemic on capital markets and the global economy, as well as uncertainty regarding its duration and outcome. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.
Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. The credit rating agencies also evaluate the insurance industry as a whole and may change our credit rating based on their overall view of our industry. For example, Fitch recently revised the rating outlook of Brighthouse Life Insurance Company and certain of its affiliated companies to negative from stable due to the disruption to economic activity and the financial markets from the COVID-19 pandemic. This action by Fitch followed its revision of the rating outlook on the U.S. life insurance industry to negative. Downgrades in our ratings or changes to our rating outlooks could have a material adverse effect on our results of operations and financial condition, including capitalization and liquidity. There can be no assurance that Fitch will not take further adverse action with respect to our ratings or that other rating agencies will not take similar actions in the future. Each rating should be evaluated independently of any other rating.
Regulatory Developments
We and our insurance subsidiary, BHNY, and our reinsurance subsidiary, Brighthouse Reinsurance Company of Delaware, are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, Brighthouse Life Insurance Company and its affiliates are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2019 Annual Report, as amended or supplemented herein.
State Insurance Regulatory Actions Related to the COVID-19 Pandemic
As U.S. states have declared states of emergency, many state insurance regulators have mandated or recommended that insurers implement policies to provide relief to consumers who have been adversely impacted by the COVID-19 pandemic. As a result, we have taken actions to provide relief to our life insurance policyholders, annuitants and other contract holders who have claimed hardship as a result of the COVID-19 pandemic. Such relief may include extending the grace period for payment of insurance premiums, offering additional time to exercise contractual rights or options or extending maturity dates on annuities.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Interim Condensed Consolidated Financial Statements.
The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits;

(ii)	amortization of deferred policy acquisition costs (“DAC”);

(iii)	investment credit losses;

(iv)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation; and

(v)	measurement of income taxes and the valuation of deferred tax assets.
In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.

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

•
Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”); and

•	Certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”).
The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits related to GMIBs (“GMIB Costs”);

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”); and

•
Amortization of DAC and value of business acquired (“VOBA”) related to (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments.

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

Results of Operations
Consolidated Results for the Three Months Ended March 31, 2020 and 2019
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended March 31,
	2020	2019
	(In millions)
Revenues
Premiums	$191	$217
Universal life and investment-type product policy fees	701	730
Net investment income	896	788
Other revenues	84	62
Net investment gains (losses)	(19)	(10)
Net derivative gains (losses)	6,747	(1,310)
Total revenues	8,600	477
Expenses
Policyholder benefits and claims	1,133	744
Interest credited to policyholder account balances	251	250
Capitalization of DAC	(97)	(85)
Amortization of DAC and VOBA	702	24
Interest expense on debt	17	10
Other expenses	490	509
Total expenses	2,496	1,452
Income (loss) before provision for income tax	6,104	(975)
Provision for income tax expense (benefit)	1,265	(221)
Net income (loss)	4,839	(754)
Less: Net income (loss) attributable to noncontrolling interests	—	—
Net income (loss) attributable to Brighthouse Life Insurance Company	$4,839	$(754)

The components of net income (loss) available to shareholders were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
GMLB Riders	$4,244	$(1,339)
Other derivative instruments	1,719	136
Net investment gains (losses)	(19)	(10)
Other adjustments	(72)	(22)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	232	260
Income (loss) available to shareholders before provision for income tax	6,104	(975)
Provision for income tax expense (benefit)	1,265	(221)
Net income (loss) attributable to Brighthouse Life Insurance Company	$4,839	$(754)
Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019
Income before provision for income tax was $6.1 billion ($4.8 billion, net of income tax), an increase of $7.1 billion ($5.6 billion, net of income tax) from a loss before provision for income tax of $975 million ($754 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following key favorable items:

•
gains from guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”) in the current period, compared to losses in the prior period, see “— GMLB Riders for the Three Months Ended March 31, 2020 and 2019;” and

•	current period gains on interest rate derivatives used to manage interest rate exposure in our ULSG business due to declining long-term interest rates.
The increase in income before provision for income tax was partially offset by the following key unfavorable items:

•	higher policyholder benefits and claims, included in other adjustments, resulting from the adjustment for market performance related to participating products in our run-off business; and

•	lower pre-tax adjusted earnings, discussed in greater detail below.
The provision for income tax in the current period led to an effective tax rate of 21%, compared to 23% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings was as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$4,839	$(754)
Add: Provision for income tax expense (benefit)	1,265	(221)
Income (loss) before provision for income tax	6,104	(975)
Less: GMLB Riders	4,244	(1,339)
Less: Other derivative instruments	1,719	136
Less: Net investment gains (losses)	(19)	(10)
Less: Other adjustments	(72)	(22)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	232	260
Less: Provision for income tax expense (benefit)	32	38
Adjusted earnings	$200	$222

Consolidated Results for the Three Months Ended March 31, 2020 and 2019 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Fee income	$724	$729
Net investment spread	432	324
Insurance-related activities	(464)	(258)
Amortization of DAC and VOBA	(50)	(101)
Other expenses, net of DAC capitalization	(410)	(434)
Less: Net income (loss) attributable to noncontrolling interests	—	—
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	232	260
Provision for income tax expense (benefit)	32	38
Adjusted earnings	$200	$222
Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019
Adjusted earnings were $200 million, a decrease of $22 million.
Key net unfavorable impacts were:

•	higher costs associated with insurance-related activities due to:

◦	an increase in guaranteed minimum death benefits (“GMDB”) liability balances resulting from unfavorable equity market performance;

◦	an increase in liability balances from the impact of recapture transactions in our ULSG business in the current period;

◦	a one-time adjustment to paid claims in our company-owned life insurance business resulting from the transition to a new vendor; and

◦	lower underwriting margin driven by higher paid claims, net of reinsurance, in the current period.
Key favorable impacts were:

•	higher net investment spread reflecting:

◦	higher net investment income from higher returns on other limited partnerships for the comparative measurement period; and

◦	higher average invested assets resulting from positive net flows in the general account;
partially offset by

◦	lower investment yields on the fixed income portfolio, as proceeds from maturing investments and growth in the investment portfolio were invested at lower yields than the portfolio average;

•	lower amortization of DAC and VOBA driven by the net reduction of future gross profits from the decline in equity markets;

•	lower other expenses due to:

◦	lower deferred compensation expense driven by the decline in equity markets; and

◦	lower establishment costs in the current period related to planned technology expenses.
The provision for income tax in the current period led to an effective tax rate of 14%, compared to 15% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

GMLB Riders for the Three Months Ended March 31, 2020 and 2019
The overall impact to income (loss) before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets, was as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Liabilities	$(756)	$(351)
Hedges	5,337	(1,245)
Ceded reinsurance	96	(9)
Fees (1)	190	189
GMLB DAC	(623)	77
Total GMLB Riders	$4,244	$(1,339)
______________

(1)	Excludes living benefit fees, included as a component of adjusted earnings, of $14 million and $16 million for the three months ended March 31, 2020 and 2019, respectively.
Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019
Comparative results from GMLB Riders were favorable by $5.6 billion, primarily driven by:

•	a net favorable change in the GMLB hedges; and

•
favorable changes in Shield Level Annuity (“Shield” and “Shield Annuities”), a suite of structured annuities consisting of products marketed under various names, embedded derivative liability (“Shield Annuity liability”) reserves;

partially offset by

•	unfavorable change to the estimated fair value of the variable annuity liability reserve; and

•	unfavorable changes in GMLB DAC.
Lower relative equity markets in the current period significantly impacted the following:

•	favorable changes to the estimated fair value of our GMLB hedges;

•	favorable changes to the estimated fair value of the Shield Annuity liability reserves, net of unfavorable changes to the estimated fair value of the related hedges;
partially offset by

•	unfavorable changes to the estimated fair value of the variable annuity liability reserve.
Lower interest rates in the current period significantly impacted the following:

•	favorable changes to the estimated fair value of our GMLB hedges; and

•	favorable changes to GMLB DAC;
partially offset by

•	unfavorable changes to the estimated fair value of the variable annuity liability reserve.
The widening of our credit default swap spreads combined with an increase in the underlying variable annuity liability reserves resulted in a favorable change in non-performance risk net of an unfavorable change in the GMLB DAC offset.

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of BLIC. These statements are based on current expectations and the current economic environment and involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others:

•	the impact of the ongoing COVID-19 pandemic;

•	differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models;

•	higher risk management costs and exposure to increased market risk due to guarantees within certain of our products;

•	the effectiveness of our variable annuity exposure risk management strategy and the impact of such strategy on volatility in our profitability measures and negative effects on our statutory capital;

•	the reserves we are required to hold against our variable annuities as a result of actuarial guidelines;

•	the potential material adverse effect of changes in accounting standards, practices and/or policies applicable to us, including changes in the accounting for long duration contracts;

•	the impact of adverse capital and credit market conditions, including with respect to our ability to meet liquidity needs and access capital;

•	the impact of changes in regulation and in supervisory and enforcement policies on our insurance business or other operations;

•	the availability of reinsurance and the ability of the counterparties to our reinsurance or indemnification arrangements to perform their obligations thereunder;

•	the adverse impact to liabilities for policyholder claims as a result of extreme mortality events;

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

•
whether all or any portion of the tax consequences of our separation from MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”) are not as expected, leading to material additional taxes or material adverse consequences to tax attributes that impact us;

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

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2019 Annual Report, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our other subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2020.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements. Except as disclosed in the Notes to the Interim Condensed Consolidated Financial Statements, there have been no new material legal proceedings and no material developments in legal proceedings previously disclosed in the 2019 Annual Report.
Item 1A. Risk Factors
We discuss in this report, in the 2019 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. The extent to which the COVID-19 pandemic adversely affects our business and financial results may also have the effect of heightening or exacerbating many of the other risks described in the “Risk Factors” section of our 2019 Annual Report.
The ongoing COVID-19 pandemic may materially adversely affect our business, results of operations and financial condition, including capitalization and liquidity
We are closely monitoring developments related to the COVID-19 pandemic, which has already negatively impacted us, including as discussed below and as further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — COVID-19 Pandemic.” At this time, it is not possible to estimate the severity or duration of the pandemic, including the severity, duration and frequency of any additional “waves” of the pandemic or the timetable for the development and implementation, and the efficacy, of any therapeutic treatment or vaccine for COVID-19. It is likewise not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, results of operations, financial condition and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise targets previously provided to the markets and/or aspects of our business model.
A key part of our operating strategy is that we leverage third parties to deliver certain services important to our business. As a result, we rely upon the successful implementation and execution of the business continuity plans of such entities in the current environment. While our third-party provider contracts require business continuity and we closely monitor the performance of such third parties, including those that are operating in a remote work environment, successful implementation and execution of their business continuity strategies are largely outside of our control. If any of our third-party providers or partners (including third-party reinsurers) experience operational or financial failures related to the COVID-19 pandemic, or are unable to perform any of their contractual obligations due to a force majeure or otherwise, there could be a material adverse effect on our business, results of operations or financial condition.
Our investment portfolio (and, specifically, the valuations of certain investment assets we hold) has been, and we expect will continue to be, adversely affected as a result of the impact of the COVID-19 pandemic on capital markets and the global economy, as well as uncertainty regarding its duration and outcome. Moreover, a sustained period of low interest rates, reduced liquidity and a continued slowdown in U.S. or global economic conditions have adversely affected, and we expect will continue to adversely affect, the values and cash flows of some of our investments. We expect our investments in secured loans and asset-backed securities will be negatively affected by delays or failures of borrowers to make payments of principal and interest when due or delays or moratoriums on enforcement actions with respect to delinquent or defaulted loans imposed by governmental authorities. Further, extreme market volatility may leave us unable to react to market events in a manner consistent with our historical investment practices in dealing with more orderly markets. Market dislocations, decreases in observable market activity or unavailability of information, in each case, arising from the COVID-19 pandemic, may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise, including estimates and changes in long term macro-economic assumptions relating to accounting for current expected credit losses. Restricted access to such inputs may make our financial statement balances and estimates and assumptions used to run our business subject to greater variability and subjectivity. In addition, market conditions related to the COVID-19 pandemic may increase certain liabilities beyond what our hedges cover.
Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. The credit rating agencies also evaluate the insurance industry as a whole and may change our credit rating based on their overall view of our industry. For example, Fitch recently revised the rating outlook of Brighthouse Life Insurance Company and certain of its affiliated companies to negative from stable due to the disruption to economic activity and the financial markets from the COVID-19 pandemic. This action by Fitch followed its revision of the rating outlook on the U.S. life insurance industry to negative. Downgrades in our ratings or changes to our rating outlooks could have a material adverse effect on our results of operations and financial condition, including capitalization and liquidity. There can be no assurance that Fitch will not take further adverse action with respect to our ratings or that other rating agencies will not take similar actions in the future. Each rating should be evaluated independently of any other rating.
Increased economic uncertainty and increased unemployment resulting from the economic impacts of the of the COVID-19 pandemic have also impacted sales of certain of our products and have prompted us to take actions to provide relief to customers adversely affected by the COVID-19 pandemic, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments.” Circumstances resulting from the COVID-19 pandemic may affect the incidence of claims, utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, any of which could impact the revenues and expenses associated with our products.
Any risk management or contingency plans or preventative measures we take may not adequately predict or address the impact of the COVID-19 pandemic on our business. Currently, our employees are working remotely. An extended period of remote work arrangements could strain our business continuity plans, increase operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.
Both the U.S. federal government and many state legislatures and insurance regulators have passed new legislation and regulations in response to the COVID-19 pandemic that affect the conduct of our business. Changes in our circumstances due to the COVID-19 pandemic could subject us to additional legal and regulatory restrictions under existing laws and regulations, such as the Coronavirus Aid, Relief, and Economic Security Act. Future legal and regulatory responses could also materially affect the conduct of our business going forward as well as our results of operations and financial condition.

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended March 31,2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTHOUSE LIFE INSURANCE COMPANY

By:		/s/ Lynn A. Dumais
	Name:	Lynn A. Dumais
	Title:	Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)
Date: May 12, 2020