Form 10-Q
period 2020-06-30
BRIGHTHOUSE LIFE INSURANCE Co
filed 2020-08-10
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of August 10, 2020, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at June 30, 2020 (Unaudited) and December 31, 2019 and for the Three Months and Six Months Ended June 30, 2020 and 2019 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	8
	Note 3 — Insurance	11
	Note 4 — Investments	12
	Note 5 — Derivatives	23
	Note 6 — Fair Value	29
	Note 7 — Long-term and Short-term Debt	38
	Note 8 — Equity	38
	Note 9 — Other Revenues and Other Expenses	40
	Note 10 — Contingencies, Commitments and Guarantees	41
	Note 11 — Related Party Transactions	43
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 4.	Controls and Procedures	58

Part II — Other Information
Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 6.	Exhibits	59

Signature		60

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2020 (Unaudited) and December 31, 2019
(In millions, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $65,424 and $63,083, respectively; allowance for credit losses of $4 and $0, respectively)	$75,605	$69,977
Equity securities, at estimated fair value	129	147
Mortgage loans (net of allowance for credit losses of $92 and $64, respectively)	15,703	15,664
Policy loans	791	875
Limited partnerships and limited liability companies	2,352	2,379
Short-term investments, principally at estimated fair value	3,592	1,482
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $0, respectively)	6,365	3,224
Total investments	104,537	93,748
Cash and cash equivalents	6,918	2,493
Accrued investment income	643	663
Premiums, reinsurance and other receivables	14,779	14,287
Deferred policy acquisition costs and value of business acquired	4,277	4,809
Current income tax recoverable	18	21
Other assets	431	464
Separate account assets	92,698	99,668
Total assets	$224,301	$216,153
Liabilities and Equity
Liabilities
Future policy benefits	$41,597	$39,081
Policyholder account balances	49,837	45,121
Other policy-related balances	2,858	2,801
Payables for collateral under securities loaned and other transactions	7,853	4,374
Long-term and short-term debt	843	844
Deferred income tax liability	2,392	1,301
Other liabilities	4,322	4,484
Separate account liabilities	92,698	99,668
Total liabilities	202,400	197,674
Contingencies, Commitments and Guarantees (Note 10)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	18,773	19,073
Retained earnings (deficit)	(1,572)	(3,899)
Accumulated other comprehensive income (loss)	4,610	3,215
Total Brighthouse Life Insurance Company’s stockholder’s equity	21,886	18,464
Noncontrolling interests	15	15
Total equity	21,901	18,479
Total liabilities and equity	$224,301	$216,153
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Premiums	$185	$226	$376	$443
Universal life and investment-type product policy fees	697	735	1,398	1,465
Net investment income	635	918	1,531	1,706
Other revenues	67	69	151	131
Net investment gains (losses)	(33)	56	(52)	46
Net derivative gains (losses)	(2,650)	108	4,097	(1,202)
Total revenues	(1,099)	2,112	7,501	2,589
Expenses
Policyholder benefits and claims	811	810	1,944	1,554
Interest credited to policyholder account balances	269	258	520	508
Amortization of deferred policy acquisition costs and value of business acquired	(77)	150	625	174
Other expenses	447	455	857	889
Total expenses	1,450	1,673	3,946	3,125
Income (loss) before provision for income tax	(2,549)	439	3,555	(536)
Provision for income tax expense (benefit)	(552)	76	713	(145)
Net income (loss)	(1,997)	363	2,842	(391)
Less: Net income (loss) attributable to noncontrolling interests	1	1	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$(1,998)	$362	$2,841	$(392)
Comprehensive income (loss)	$168	$1,379	$4,237	$1,565
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	1	1	1
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$167	$1,378	$4,236	$1,564
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months and Six Months Ended June 30, 2020 and 2019 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$75	$19,073	$(3,899)	$3,215	$18,464	$15	$18,479
Cumulative effect of change in accounting principle, net of income tax (Note 1)			(14)	3	(11)		(11)
Balance at January 1, 2020	75	19,073	(3,913)	3,218	18,453	15	18,468
Dividends paid to parent		(300)			(300)		(300)
Net income (loss)			4,839		4,839		4,839
Other comprehensive income (loss), net of income tax				(773)	(773)		(773)
Balance at March 31, 2020	75	18,773	926	2,445	22,219	15	22,234
Dividends paid to parent			(500)		(500)		(500)
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(1,998)		(1,998)	1	(1,997)
Other comprehensive income (loss), net of income tax				2,165	2,165		2,165
Balance at June 30, 2020	$75	$18,773	$(1,572)	$4,610	$21,886	$15	$21,901

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$75	$19,073	$(3,090)	$718	$16,776	$15	$16,791
Net income (loss)			(754)		(754)		(754)
Other comprehensive income (loss), net of income tax				940	940		940
Balance at March 31, 2019	75	19,073	(3,844)	1,658	16,962	15	16,977
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			362		362	1	363
Other comprehensive income (loss), net of income tax				1,016	1,016		1,016
Balance at June 30, 2019	$75	$19,073	$(3,482)	$2,674	$18,340	$15	$18,355
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2020 and 2019 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$617	$1,081
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	3,681	8,687
Equity securities	27	16
Mortgage loans	823	533
Limited partnerships and limited liability companies	86	142
Purchases of:
Fixed maturity securities	(5,773)	(8,972)
Equity securities	—	(3)
Mortgage loans	(920)	(1,972)
Limited partnerships and limited liability companies	(298)	(207)
Cash received in connection with freestanding derivatives	4,958	724
Cash paid in connection with freestanding derivatives	(2,138)	(1,341)
Receipt on loan to affiliate	100	—
Issuance of loan to affiliate	(100)	—
Net change in policy loans	84	74
Net change in short-term investments	(2,099)	(384)
Net change in other invested assets	(23)	39
Net cash provided by (used in) investing activities	(1,592)	(2,664)
Cash flows from financing activities
Policyholder account balances:
Deposits	4,572	3,522
Withdrawals	(1,127)	(1,465)
Net change in payables for collateral under securities loaned and other transactions	3,479	(969)
Long-term and short-term debt issued	100	412
Long-term and short-term debt repaid	(101)	(1)
Dividends paid to parent	(800)	—
Financing element on certain derivative instruments and other derivative related transactions, net	(698)	44
Other, net	(25)	(27)
Net cash provided by (used in) financing activities	5,400	1,516
Change in cash, cash equivalents and restricted cash	4,425	(67)
Cash, cash equivalents and restricted cash, beginning of period	2,493	3,494
Cash, cash equivalents and restricted cash, end of period	$6,918	$3,427
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$35	$1
Income tax	$1	$—
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
Consolidation
The accompanying interim condensed consolidated financial statements include the accounts of Brighthouse Life Insurance Company and its subsidiaries, as well as partnerships and limited liability companies (“LLCs”) that the Company controls. Intercompany accounts and transactions have been eliminated.
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
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements. ASUs adopted as of June 30, 2020 are summarized as follows:

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

ASUs issued but not yet adopted as of June 30, 2020 are summarized as follows:

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts	The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (1) require all guarantees that qualify as market risk benefits to be measured at fair value, (2) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (3) modify the methods of amortization for deferred policy acquisition costs (“DAC”), and (4) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances. The market risk benefit guidance is required to be applied on a retrospective basis, while the changes to guidance for insurance liabilities and DAC may be applied to existing carrying amounts on the effective date or on a retrospective basis.	The amendments are currently effective for the Company on January 1, 2022. On July 7, the FASB released an exposure draft which if adopted, will change the effective date of the amendments to January 1, 2023.	The Company continues to evaluate the new guidance and therefore is unable to estimate the impact to its financial statements. The most significant impact is expected to be the measurement of liabilities for variable annuity guarantees.
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
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:
•Net investment gains (losses);
•Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment; and
•Certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”).
The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:
•Amounts associated with benefits related to GMIBs (“GMIB Costs”);
•Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”); and
•Amortization of DAC and value of business acquired (“VOBA”) related to: (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments.

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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$193	$46	$(147)	$(98)	$(6)
Provision for income tax expense (benefit)	32	10	(32)	(28)	(18)
Post-tax adjusted earnings	161	36	(115)	(70)	12
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$161	$36	$(115)	$(71)	11
Adjustments for:
Net investment gains (losses)					(33)
Net derivative gains (losses)					(2,650)
Other adjustments to net income (loss)					140
Provision for income tax (expense) benefit					534
Net income (loss) attributable to Brighthouse Life Insurance Company					$(1,998)

Interest revenue	$402	$57	$166	$15
Interest expense	$—	$—	$—	$17

	Three Months Ended June 30, 2019
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$321	$72	$2	$(74)	$321
Provision for income tax expense (benefit)	59	15	—	(22)	52
Post-tax adjusted earnings	262	57	2	(52)	269
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$262	$57	$2	$(53)	268
Adjustments for:
Net investment gains (losses)					56
Net derivative gains (losses)					108
Other adjustments to net income (loss)					(46)
Provision for income tax (expense) benefit					(24)
Net income (loss) attributable to Brighthouse Life Insurance Company					$362

Interest revenue	$468	$101	$339	$10
Interest expense	$—	$—	$—	$16

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Six Months Ended June 30, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$576	$67	$(236)	$(181)	$226
Provision for income tax expense (benefit)	104	14	(51)	(53)	14
Post-tax adjusted earnings	472	53	(185)	(128)	212
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$472	$53	$(185)	$(129)	211
Adjustments for:
Net investment gains (losses)					(52)
Net derivative gains (losses)					4,097
Other adjustments to net income (loss)					(716)
Provision for income tax (expense) benefit					(699)
Net income (loss) attributable to Brighthouse Life Insurance Company					$2,841

Interest revenue	$860	$157	$490	$31
Interest expense	$—	$—	$—	$34

	Six Months Ended June 30, 2019
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$668	$97	$(44)	$(140)	$581
Provision for income tax expense (benefit)	122	20	(10)	(42)	90
Post-tax adjusted earnings	546	77	(34)	(98)	491
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$546	$77	$(34)	$(99)	490
Adjustments for:
Net investment gains (losses)					46
Net derivative gains (losses)					(1,202)
Other adjustments to net income (loss)					39
Provision for income tax (expense) benefit					235
Net income (loss) attributable to Brighthouse Life Insurance Company					$(392)

Interest revenue	$886	$183	$615	$22
Interest expense	$—	$—	$—	$26
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Annuities	$922	$1,048	$1,935	$2,015
Life	237	275	506	529
Run-off	332	527	825	1,003
Corporate & Other	35	33	73	70
Adjustments	(2,625)	229	4,162	(1,028)
Total	$(1,099)	$2,112	$7,501	$2,589

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total assets by segment, as well as Corporate & Other, were as follows at:

	June 30, 2020	December 31, 2019
	(In millions)
Annuities	$154,215	$152,740
Life	16,943	16,389
Run-off	38,052	35,132
Corporate & Other	15,091	11,892
Total	$224,301	$216,153
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
The Company also has universal and variable life insurance contracts with secondary guarantees.
Information regarding the Company’s guarantee exposure was as follows at:

	June 30, 2020				December 31, 2019
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$93,250		$52,496		$100,034		$57,069
Separate account value	$88,504		$51,401		$95,430		$56,027
Net amount at risk	$8,746	(4)	$7,584	(5)	$6,617	(4)	$4,495	(5)
Average attained age of contract holders	70 years		70 years		69 years		69 years

	June 30, 2020	December 31, 2019
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,866	$5,957
Net amount at risk (6)	$70,092	$71,124
Average attained age of policyholders	67 years	66 years

Variable Life Contracts
Total account value (3)	$1,109	$1,133
Net amount at risk (6)	$11,699	$12,082
Average attained age of policyholders	46 years	45 years
_______________
(1)The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance (continued)
(2)Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 6 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for a discussion of guaranteed minimum benefits which have been reinsured.
(3)Includes the contract holder’s investments in the general account and separate account, if applicable.
(4)Defined as the death benefit less the total account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.
(5)Defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents the Company’s potential economic exposure to such guarantees in the event all contract holders were to annuitize on the balance sheet date, even though the contracts contain terms that allow annuitization of the guaranteed amount only after the 10th anniversary of the contract, which not all contract holders have achieved.
(6)Defined as the guarantee amount less the account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.
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
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	June 30, 2020					December 31, 2019
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$29,598	$2	$4,250	$201	$33,645	$27,841	$—	$2,815	$65	$30,591
Foreign corporate	9,431	2	876	157	10,148	9,017	—	736	67	9,686
RMBS	7,895	—	618	13	8,500	8,600	—	440	10	9,030
U.S. government and agency	5,534	—	3,208	—	8,742	5,396	—	1,848	—	7,244
CMBS	5,728	—	468	22	6,174	5,460	—	263	9	5,714
State and political subdivision	3,271	—	886	—	4,157	3,326	—	687	2	4,011
ABS	2,464	—	40	46	2,458	1,940	—	21	11	1,950
Foreign government	1,503	—	285	7	1,781	1,503	—	250	2	1,751
Total fixed maturity securities	$65,424	$4	$10,631	$446	$75,605	$63,083	$—	$7,060	$166	$69,977
The Company held non-income producing fixed maturity securities with an estimated fair value of $1 million at June 30, 2020. The Company did not hold any non-income producing fixed maturity securities at December 31, 2019.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2020:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,606	$7,425	$13,230	$27,076	$16,087	$65,424
Estimated fair value	$1,609	$7,775	$14,439	$34,650	$17,132	$75,605
_______________
(1)Structured securities include residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”).
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

	June 30, 2020				December 31, 2019
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$2,723	$150	$285	$51	$1,931	$43	$320	$22
Foreign corporate	1,248	69	542	88	577	12	510	55
RMBS	291	12	22	1	802	6	346	4
U.S. government and agency	—	—	—	—	14	—	—	—
CMBS	566	20	90	2	552	7	171	2
State and political subdivision	26	—	—	—	120	2	8	—
ABS	853	23	563	23	358	2	676	9
Foreign government	131	7	3	—	65	2	—	—
Total fixed maturity securities	$5,838	$281	$1,505	$165	$4,419	$74	$2,031	$92
Total number of securities in an unrealized loss position	1,319		261		686		297
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $496 million at June 30, 2020 and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $4 million, relating to 16 securities at June 30, 2020. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses by sector were as follows:

	U.S. Corporate	Foreign Corporate	Total
	(In millions)
Balance at January 1, 2020	$3	$1	$4
Allowance on securities where credit losses were not previously recorded	3	2	5
Allowance on securities that had an allowance recorded in a previous period	(1)	—	(1)
Write-offs charged against allowance (1)	(3)	(1)	(4)
Balance at June 30, 2020	$2	$2	$4
_______________
(1)The Company recorded total write-offs of $13 million during the six months ended June 30, 2020.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$9,688	61.7%	$9,694	61.9%
Agricultural	3,300	21.0	3,326	21.2
Residential	2,807	17.9	2,708	17.3
Total mortgage loans (1)	15,795	100.6	15,728	100.4
Allowance for credit losses	(92)	(0.6)	(64)	(0.4)
Total mortgage loans, net	$15,703	100.0%	$15,664	100.0%
_______________
(1) Purchases of mortgage loans from third parties were $331 million and $488 million for the three months and six months ended June 30, 2020, respectively, and $86 million and $563 million for the three months and six months ended June 30, 2019, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the COVID-19 pandemic, interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at June 30, 2020. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $85 million at June 30, 2020.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage loans are also evaluated to determine if they qualify as PCD assets. To determine if the credit deterioration experienced since origination is more than insignificant, the extent of credit deterioration is evaluated. All re-performing/modified loan (“RPL”) pools purchased after December 31, 2019 are determined to have been acquired with evidence of more than insignificant credit deterioration since origination and are classified as PCD assets. RPLs are pools of residential mortgage loans acquired at discounts which have both credit and non-credit components. For PCD mortgage loans, the allowance for credit losses is determined using a similar methodology described above, except the loss-rate is determined at the pool level instead of the individual loan level. The initial allowance for credit losses, determined on a collective basis, is then allocated to the individual loans. The initial amortized cost of the loan is grossed-up to reflect the sum of the loan’s purchase price and allowance for credit losses. The difference between the grossed-up amortized cost basis and the par value of the loan is a noncredit discount, which is accreted into net investment income over the remaining life of the loan. Any subsequent PCD mortgage loan allowance for credit losses is evaluated in a manner similar to the process described above for each of the three portfolio segments.
Rollforward of the Allowance for Credit Losses for Mortgage Loans by Portfolio Segment
The changes in the allowance for credit losses by portfolio segment were as follows:

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at December 31, 2019	$47	$10	$7	$64
Cumulative effect of change in accounting principle	(20)	6	14	—
Balance at January 1, 2020	27	16	21	64
Current period provision	10	—	18	28
Balance at June 30, 2020	$37	$16	$39	$92
PCD Mortgage Loans
Purchases of PCD mortgage loans are summarized as follows:

Six Months Ended June 30, 2020
(In millions)
Purchase price	$77
Allowance at acquisition date	$2
Discount or premium attributable to other factors	$2
Par value	$81

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
	(In millions)
June 30, 2020
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$193	$1,683	$1,109	$571	$1,122	$3,224	$7,902
65% to 75%	59	306	456	340	10	275	1,446
76% to 80%	—	—	—	—	114	—	114
Greater than 80%	—	—	10	12	6	198	226
Total commercial mortgage loans	252	1,989	1,575	923	1,252	3,697	9,688
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	107	564	784	431	487	763	3,136
65% to 75%	2	76	10	45	—	18	151
76% to 80%	8	5	—	—	—	—	13
Total agricultural mortgage loans	117	645	794	476	487	781	3,300
Residential mortgage loans
Performing	168	497	540	132	51	1,371	2,759
Nonperforming	—	1	1	—	1	45	48
Total residential mortgage loans	168	498	541	132	52	1,416	2,807
Total	$537	$3,132	$2,910	$1,531	$1,791	$5,894	$15,795
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	June 30, 2020		December 31, 2019
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-Service Coverage Ratios:
Greater than 1.20x	$9,171	94.7%	$9,230	95.2%
1.00x - 1.20x	314	3.2	298	3.1
Less than 1.00x	203	2.1	166	1.7
Total	$9,688	100.0%	$9,694	100.0%
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both June 30, 2020 and December 31, 2019. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments, as provided in the CARES Act. At June 30, 2020, 1% of the COVID-19 pandemic modified loans were classified as delinquent.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	June 30, 2020
	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$9,688	$3,289	$2,705	$15,682
30-59 days past due	—	—	54	54
60-89 days past due	—	10	19	29
90-179 days past due	—	—	12	12
180+ days past due	—	1	17	18
Total	$9,688	$3,300	$2,807	$15,795
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized and in the process of foreclosure. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At June 30, 2020, 1% of the COVID-19 pandemic modified loans were in nonaccrual status.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment were as follows at:

	Commercial	Agricultural	Residential	Total
	(In millions)
December 31, 2019	$—	$21	$37	$58
June 30, 2020 (1)	$—	$1	$48	$49
_______________
(1)The Company had $8 million of residential mortgage loans in nonaccrual status for which there was no related allowance for credit losses at June 30, 2020.
Current period investment income on mortgage loans in nonaccrual status was less than $1 million for the six months ended June 30, 2020.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to non-performing mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring during the six months ended June 30, 2020.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Short-term modifications made on a good faith basis to borrowers who were not more than 30 days past due at December 31, 2019 and in response to the COVID-19 pandemic are not considered TDRs.
Other Invested Assets
Over 90% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 5 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes tax credit and renewable energy partnerships, leveraged leases and Federal Home Loan Bank stock.
Leveraged Leases
The carrying value of leveraged leases at June 30, 2020 and December 31, 2019 was $50 million and $64 million, respectively, net of allowance for credit losses of $13 million and $0, respectively. Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 15 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. Nonperforming rental receivables are generally defined as those that are 90 days or more past due. At both June 30, 2020 and December 31, 2019, all leveraged leases were performing.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, VOBA, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	June 30, 2020	December 31, 2019
	(In millions)
Fixed maturity securities	$10,185	$6,894
Derivatives	640	232
Other	(18)	(15)
Subtotal	10,807	7,111
Amounts allocated from:
Future policy benefits	(4,516)	(2,691)
DAC, VOBA and DSI	(426)	(332)
Subtotal	(4,942)	(3,023)
Deferred income tax benefit (expense)	(1,232)	(859)
Net unrealized investment gains (losses)	$4,633	$3,229
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2020
(In millions)
Balance at December 31, 2019	$3,229
Unrealized investment gains (losses) during the period	3,696
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,825)
DAC, VOBA and DSI	(94)
Deferred income tax benefit (expense)	(373)
Balance at June 30, 2020	$4,633
Change in net unrealized investment gains (losses)	$1,404
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2020 and December 31, 2019.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2020	December 31, 2019
	(In millions)
Securities on loan: (1)
Amortized cost	$2,065	$2,031
Estimated fair value	$3,596	$2,996
Cash collateral received from counterparties (2)	$3,674	$3,074
Securities collateral received from counterparties (3)	$12	$—
Reinvestment portfolio — estimated fair value	$3,794	$3,174
_______________
(1)Included within fixed maturity securities.
(2)Included within payables for collateral under securities loaned and other transactions.
(3)Securities collateral received from counterparties is not reported on the consolidated balance sheets and may not be sold or re-pledged unless the counterparty is in default.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2020				December 31, 2019
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$1,284	$2,012	$373	$3,669	$1,279	$1,094	$701	$3,074
U.S. corporate	2	—	—	2	—	—	—	—
Foreign corporate	3	—	—	3	—	—	—	—
Total	$1,289	$2,012	$373	$3,674	$1,279	$1,094	$701	$3,074
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2020 was $1.3 billion, primarily U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. and foreign corporate securities, ABS, non-agency RMBS and U.S. government and agency securities) with 62% invested in agency RMBS, cash and cash equivalents and U.S. government and agency securities at June 30, 2020. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

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

	June 30, 2020	December 31, 2019
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$9,917	$9,345
Invested assets held in trust (reinsurance agreements) (2)	5,456	4,561
Invested assets pledged as collateral (3)	4,505	3,640
Total invested assets on deposit, held in trust and pledged as collateral	$19,878	$17,546
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $147 million and $69 million of the assets on deposit represents restricted cash and cash equivalents at June 30, 2020 and December 31, 2019, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $102 million and $124 million of the assets held in trust balance represents restricted cash and cash equivalents at June 30, 2020 and December 31, 2019, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report) and derivative transactions (see Note 5).
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at June 30, 2020 or December 31, 2019.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	June 30, 2020		December 31, 2019
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$12,973	$12,098	$12,959	$12,317
Limited partnerships and LLCs	1,868	3,157	1,892	3,065
Total	$14,841	$15,255	$14,851	$15,382
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
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Investment income:
Fixed maturity securities	$667	$666	$1,325	$1,308
Equity securities	1	2	3	5
Mortgage loans	166	175	332	333
Policy loans	8	12	14	22
Limited partnerships and LLCs (1)	(190)	87	(108)	95
Cash, cash equivalents and short-term investments	12	17	32	27
Other	11	7	24	18
Total investment income	675	966	1,622	1,808
Less: Investment expenses	40	48	91	102
Net investment income	$635	$918	$1,531	$1,706
_______________
(1)Includes net investment income pertaining to other limited partnership interests of ($193) million and ($120) million for the three months and six months ended June 30, 2020, respectively, and $75 million for both the three months and six months ended June 30, 2019.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Fixed maturity securities	$(20)	$62	$(26)	$47
Equity securities	7	1	(7)	11
Mortgage loans	(22)	(3)	(26)	(7)
Limited partnerships and LLCs	(2)	(3)	(3)	(5)
Other	4	(1)	10	—
Total net investment gains (losses)	$(33)	$56	$(52)	$46

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Proceeds	$619	$3,416	$1,266	$6,636
Gross investment gains	$14	$99	$31	$163
Gross investment losses	(36)	(37)	(42)	(116)
Net investment gains (losses)	$(22)	$62	$(11)	$47
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
•Interest rate derivatives: swaps, caps, swaptions and forwards;
•Foreign currency exchange rate derivatives: forwards and swaps;
•Equity derivatives: options, total return swaps and variance swaps; and
•Credit derivatives: single and index reference credit default swaps.
For detailed information on these contracts and the related strategies, see Note 8 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		June 30, 2020			December 31, 2019
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$360	$101	$—	$420	$22	$—
Foreign currency swaps	Foreign currency exchange rate	2,747	472	1	2,701	176	27
Total qualifying hedges		3,107	573	1	3,121	198	27
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	3,434	745	9	7,559	878	29
Interest rate caps	Interest rate	2,350	1	—	3,350	2	—
Interest rate options	Interest rate	24,170	2,307	256	29,750	782	187
Interest rate forwards	Interest rate	7,160	1,349	—	5,418	94	114
Foreign currency swaps	Foreign currency exchange rate	1,008	183	14	1,040	94	15
Foreign currency forwards	Foreign currency exchange rate	147	—	—	138	—	1
Credit default swaps — purchased	Credit	18	—	—	18	—	—
Credit default swaps — written	Credit	1,765	19	2	1,613	36	—
Equity index options	Equity market	46,538	834	1,246	51,509	850	1,728
Equity variance swaps	Equity market	1,098	11	27	2,136	69	69
Equity total return swaps	Equity market	10,120	105	696	7,723	2	367
Total non-designated or non-qualifying derivatives		97,808	5,554	2,250	110,254	2,807	2,510
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	323	—	N/A	217	—
Direct index-linked annuities	Other	N/A	—	1,526	N/A	—	2,253
Direct guaranteed minimum benefits	Other	N/A	—	3,611	N/A	—	1,548
Assumed guaranteed minimum benefits	Other	N/A	—	680	N/A	—	442
Assumed index-linked annuities	Other	N/A	—	310	N/A	—	339
Total embedded derivatives		N/A	323	6,127	N/A	217	4,582
Total		$100,915	$6,450	$8,378	$113,375	$3,222	$7,119
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2020 and December 31, 2019. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in ASC 815; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses) were as follows:

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Three Months Ended June 30, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$—	$—	$—	$(4)
Foreign currency exchange rate derivatives	4	(3)	9	(135)
Total cash flow hedges	4	(3)	9	(139)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(165)	—	—	—
Foreign currency exchange rate derivatives	(27)	(2)	—	—
Credit derivatives	29	—	—	—
Equity derivatives	(1,606)	—	—	—
Embedded derivatives	(880)	—	—	—
Total non-qualifying hedges	(2,649)	(2)	—	—
Total	$(2,645)	$(5)	$9	$(139)
Three Months Ended June 30, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$6	$—	$—	$—
Foreign currency exchange rate derivatives	17	(23)	8	73
Total cash flow hedges	23	(23)	8	73
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	917	—	—	—
Foreign currency exchange rate derivatives	30	(4)	—	—
Credit derivatives	11	—	—	—
Equity derivatives	(344)	—	—	—
Embedded derivatives	(502)	—	—	—
Total non-qualifying hedges	112	(4)	—	—
Total	$135	$(27)	$8	$73

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Six Months Ended June 30, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$1	$—	$1	$93
Foreign currency exchange rate derivatives	4	(3)	20	321
Total cash flow hedges	5	(3)	21	414
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	4,756	—	—	—
Foreign currency exchange rate derivatives	105	(9)	—	—
Credit derivatives	(2)	—	—	—
Equity derivatives	358	—	—	—
Embedded derivatives	(1,113)	—	—	—
Total non-qualifying hedges	4,104	(9)	—	—
Total	$4,109	$(12)	$21	$414
Six Months Ended June 30, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$28	$—	$1	$—
Foreign currency exchange rate derivatives	20	(23)	16	39
Total cash flow hedges	48	(23)	17	39
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	1,249	—	—	—
Foreign currency exchange rate derivatives	22	(4)	—	—
Credit derivatives	29	—	—	—
Equity derivatives	(1,790)	—	—	—
Embedded derivatives	(733)	—	—	—
Total non-qualifying hedges	(1,223)	(4)	—	—
Total	$(1,175)	$(27)	$17	$39
At June 30, 2020 and December 31, 2019, the balance in AOCI associated with cash flow hedges was $640 million and $232 million, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	June 30, 2020			December 31, 2019
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$7	$879	2.8	$11	$615	2.5
Baa	10	886	5.3	25	998	5.1
Total	$17	$1,765	4.0	$36	$1,613	4.1
_______________
(1)The Company has written credit protection on both single name and index references. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.
(2)The weighted average years to maturity of the credit default swaps is calculated based on weighted average gross notional amounts.
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
June 30, 2020
Derivative assets	$6,143	$(1,733)	$(3,692)	$718	$(705)	$13
Derivative liabilities	$2,248	$(1,733)	$—	$515	$(514)	$1
December 31, 2019
Derivative assets	$3,046	$(1,458)	$(1,100)	$488	$(487)	$1
Derivative liabilities	$2,522	$(1,458)	$—	$1,064	$(1,061)	$3
_______________
(1)Represents amounts subject to an enforceable master netting agreement or similar agreement.
(2)The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreement.
(3)Securities collateral received from counterparties is not reported on the consolidated balance sheets and may not be sold or re-pledged unless the counterparty is in default. Amounts do not include excess of collateral pledged or received.

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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	June 30, 2020	December 31, 2019
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$515	$1,064
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$1,143	$1,473
_______________
(1)After taking into consideration the existence of netting agreements.
(2)Substantially all of the Company’s collateral arrangements provide for daily posting of collateral for the full value of the derivative contract. As a result, if the credit-contingent provisions of derivative contracts in a net liability position were triggered, minimal additional assets would be required to be posted as collateral or needed to settle the instruments immediately.

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

	June 30, 2020
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$32,946	$699	$33,645
Foreign corporate	—	9,953	195	10,148
RMBS	—	8,460	40	8,500
U.S. government and agency	1,741	7,001	—	8,742
CMBS	—	6,148	26	6,174
State and political subdivision	—	4,157	—	4,157
ABS	—	2,351	107	2,458
Foreign government	—	1,781	—	1,781
Total fixed maturity securities	1,741	72,797	1,067	75,605
Equity securities	13	113	3	129
Short-term investments	2,446	1,146	—	3,592
Derivative assets: (1)
Interest rate	—	4,503	—	4,503
Foreign currency exchange rate	—	626	29	655
Credit	—	11	8	19
Equity market	—	937	13	950
Total derivative assets	—	6,077	50	6,127
Embedded derivatives within asset host contracts (2)	—	—	323	323
Separate account assets	159	92,536	3	92,698
Total assets	$4,359	$172,669	$1,446	$178,474
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$265	$—	$265
Foreign currency exchange rate	—	15	—	15
Credit	—	1	1	2
Equity market	—	1,940	29	1,969
Total derivative liabilities	—	2,221	30	2,251
Embedded derivatives within liability host contracts (2)	—	—	6,127	6,127
Total liabilities	$—	$2,221	$6,157	$8,378

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
_______________
(1)Derivative assets are presented within other invested assets on the consolidated balance sheets and derivative liabilities are presented within other liabilities on the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the consolidated balance sheets.
(2)Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances on the consolidated balance sheets.
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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the six months ended June 30, 2020.
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

					June 30, 2020			December 31, 2019			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.02%	-	11.31%	0.02%	-	11.31%	Decrease (1)
			•	Lapse rates	0.25%	-	16.00%	0.25%	-	16.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.24%	-	21.65%	16.24%	-	21.65%	Increase (5)
			•	Nonperformance risk spread	0.52%	-	2.78%	0.54%	-	1.99%	Decrease (6)
_______________
(1)Mortality rates vary by age and by demographic characteristics such as gender. The range shown reflects the mortality rate for policyholders between 35 and 90 years old, which represents the majority of the business with living benefits. Mortality rate assumptions are set based on company experience and include an assumption for mortality improvement.
(2)The range shown reflects base lapse rates for major product categories for duration 1-20, which represents majority of business with living benefit riders. Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies.
(3)The utilization rate assumption estimates the percentage of contract holders with a GMIB or lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible in a given year. The range shown represents the floor and cap of the GMIB dynamic election rates across varying levels of in-the-money. For lifetime withdrawal guarantee riders, the assumption is that everyone will begin withdrawals once account value reaches zero which is equivalent to a 100% utilization rate. Utilization rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder.
(4)The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. For GMWBs, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For GMABs and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.
(5)Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(6)Nonperformance risk spread varies by duration. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the embedded derivative.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended June 30, 2020
Balance, beginning of period	$838	$218	$72	$7	$4	$2	$50	$(4,747)	$4
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(2)	—	—	—	—	—	(3)	(880)	—
Total realized/unrealized gains (losses) included in AOCI	60	3	—	—	—	—	(11)	—	—
Purchases (7)	186	85	—	—	—	—	—	—	—
Sales (7)	(46)	(1)	—	—	—	(2)	(16)	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(177)	—
Transfers into Level 3 (8)	86	26	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(228)	(158)	(72)	(7)	(1)	—	—	—	(1)
Balance, end of period	$894	$173	$—	$—	$3	$—	$20	$(5,804)	$3
Three Months Ended June 30, 2019
Balance, beginning of period	$679	$228	$74	$—	$4	$—	$(136)	$(2,727)	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	—	—	—	(1)	(502)	—
Total realized/unrealized gains (losses) included in AOCI	2	1	—	—	—	—	4	—	—
Purchases (7)	64	15	—	—	—	—	—	—	—
Sales (7)	(49)	(9)	—	—	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(221)	—
Transfers into Level 3 (8)	124	60	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(72)	(187)	—	—	—	—	(1)	—	—
Balance, end of period	$748	$108	$74	$—	$4	$—	$(134)	$(3,450)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020 (9)	$—	$—	$—	$—	$—	$—	$3	$(924)	$—
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at June 30, 2020 (9)	$58	$3	$—	$—	$—	$—	$(10)	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019 (9)	$—	$—	$—	$—	$—	$—	$(1)	$(578)	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Six Months Ended June 30, 2020
Balance, beginning of period	$457	$117	$73	$—	$8	$5	$16	$(4,365)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(4)	—	—	—	—	—	(2)	(1,113)	—
Total realized/unrealized gains (losses) included in AOCI	16	—	—	—	—	—	20	—	—
Purchases (7)	444	104	—	—	—	—	—	—	—
Sales (7)	(45)	(6)	—	—	—	(5)	(14)	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(326)	—
Transfers into Level 3 (8)	158	30	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(132)	(72)	(73)	—	(5)	—	—	—	—
Balance, end of period	$894	$173	$—	$—	$3	$—	$20	$(5,804)	$3
Six Months Ended June 30, 2019
Balance, beginning of period	$711	$174	$74	$—	$3	$—	$(122)	$(2,288)	$1
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	—	—	—	(10)	(733)	—
Total realized/unrealized gains (losses) included in AOCI	10	2	—	—	—	—	1	—	—
Purchases (7)	68	15	—	—	—	—	—	—	—
Sales (7)	(55)	(28)	—	—	—	—	—	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(429)	—
Transfers into Level 3 (8)	141	87	—	—	1	—	—	—	—
Transfers out of Level 3 (8)	(127)	(142)	—	—	—	—	(3)	—	—
Balance, end of period	$748	$108	$74	$—	$4	$—	$(134)	$(3,450)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020 (9)	$(1)	$—	$—	$—	$—	$—	$(17)	$(1,166)	$—
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at June 30, 2020 (9)	$15	$—	$—	$—	$—	$—	$20	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019 (9)	$—	$—	$—	$—	$—	$—	$(9)	$(869)	$—
_______________
(1)Comprised of U.S. and foreign corporate securities.
(2)Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.
(3)Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)
(4)Investment performance related to separate account assets is fully offset by corresponding amounts credited to contract holders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income (loss). For the purpose of this disclosure, these changes are presented within net investment gains (losses).
(5)Amortization of premium/accretion of discount is included within net investment income. Changes in the allowance for credit losses and direct write-offs are charged to net income (loss) on securities are included in net investment gains (losses). Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).
(6)Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.
(7)Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.
(8)Gains and losses, in net income (loss) and OCI, are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.
(9)Changes in unrealized gains (losses) included in net income (loss) for fixed maturities are reported in either net investment income or net investment gains (losses). Substantially all changes in unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$15,703	$—	$—	$16,347	$16,347
Policy loans	$791	$—	$387	$914	$1,301
Other invested assets	$96	$—	$81	$15	$96
Premiums, reinsurance and other receivables	$2,349	$—	$55	$2,858	$2,913
Liabilities
Policyholder account balances	$16,787	$—	$—	$17,535	$17,535
Long-term debt	$843	$—	$40	$843	$883
Other liabilities	$1,089	$—	$324	$771	$1,095
Separate account liabilities	$1,143	$—	$1,143	$—	$1,143

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
On March 30, 2020, BH Holdings issued a $100 million promissory note to Brighthouse Life Insurance Company, which bore interest at a fixed rate of 2.4996% and was repaid upon maturity on June 30, 2020. Additionally, on March 30, 2020, Brighthouse Life Insurance Company of NY issued a $100 million promissory note to BH Holdings, which bore interest at a fixed rate of 2.4996% and was repaid upon maturity on June 30, 2020.
Reinsurance Financing Arrangement
On June 11, 2020, Brighthouse Reinsurance Company of Delaware, with the explicit permission of the Delaware Commissioner of Insurance, amended its financing arrangement with a pool of highly rated third-party reinsurers to increase the maximum amount from $10.0 billion to $12.0 billion and to extend the term by two years to 2039. At June 30, 2020, there were no borrowings and there was $10.6 billion of funding available under this financing arrangement.
8. Equity
Capital Transactions
During the first quarter of 2020, Brighthouse Life Insurance Company paid an ordinary cash dividend of $300 million to BH Holdings, which was accounted for as a return of capital. During the second quarter of 2020, Brighthouse Life Insurance Company paid an ordinary cash dividend of $500 million to BH Holdings.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at March 31, 2020	$1,867	$598	$(20)	$2,445
OCI before reclassifications	2,865	(139)	6	2,732
Deferred income tax benefit (expense)	(602)	29	(9)	(582)
AOCI before reclassifications, net of income tax	4,130	488	(23)	4,595
Amounts reclassified from AOCI	23	(4)	—	19
Deferred income tax benefit (expense)	(5)	1	—	(4)
Amounts reclassified from AOCI, net of income tax	18	(3)	—	15
Balance at June 30, 2020	$4,148	$485	$(23)	$4,610

	Three Months Ended June 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at March 31, 2019	$1,551	$133	$(26)	$1,658
OCI before reclassifications	1,278	73	7	1,358
Deferred income tax benefit (expense)	(268)	(15)	—	(283)
AOCI before reclassifications, net of income tax	2,561	191	(19)	2,733
Amounts reclassified from AOCI	(51)	(23)	—	(74)
Deferred income tax benefit (expense)	11	4	—	15
Amounts reclassified from AOCI, net of income tax	(40)	(19)	—	(59)
Balance at June 30, 2019	$2,521	$172	$(19)	$2,674

	Six Months Ended June 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2019	$3,066	$163	$(14)	$3,215
OCI before reclassifications (2)	1,356	414	—	1,770
Deferred income tax benefit (expense)	(284)	(87)	(9)	(380)
AOCI before reclassifications, net of income tax	4,138	490	(23)	4,605
Amounts reclassified from AOCI	13	(6)	—	7
Deferred income tax benefit (expense)	(3)	1	—	(2)
Amounts reclassified from AOCI, net of income tax	10	(5)	—	5
Balance at June 30, 2020	$4,148	$485	$(23)	$4,610

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

	Six Months Ended June 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2018	$564	$180	$(26)	$718
OCI before reclassifications	2,500	39	7	2,546
Deferred income tax benefit (expense)	(525)	(8)	—	(533)
AOCI before reclassifications, net of income tax	2,539	211	(19)	2,731
Amounts reclassified from AOCI	(23)	(49)	—	(72)
Deferred income tax benefit (expense)	5	10	—	15
Amounts reclassified from AOCI, net of income tax	(18)	(39)	—	(57)
Balance at June 30, 2019	$2,521	$172	$(19)	$2,674
_______________
(1)See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.
(2)Includes $3 million related to the adoption of ASU 2016-13, see Note 1.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(19)	$74	$(7)	$50	Net investment gains (losses)
Net unrealized investment gains (losses)	(4)	(23)	(6)	(27)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(23)	51	(13)	23
Income tax (expense) benefit	5	(11)	3	(5)
Net unrealized investment gains (losses), net of income tax	(18)	40	(10)	18
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	6	1	28	Net derivative gains (losses)
Interest rate swaps	—	—	1	1	Net investment income
Foreign currency swaps	4	17	4	20	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	4	23	6	49
Income tax (expense) benefit	(1)	(4)	(1)	(10)
Gains (losses) on cash flow hedges, net of income tax	3	19	5	39
Total reclassifications, net of income tax	$(15)	$59	$(5)	$57
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Other Revenues and Other Expenses (continued)
Other revenues consisted primarily of 12b-1 fees of $55 million and $114 million for the three months and six months ended June 30, 2020, respectively, and $61 million and $119 million for the three months and six months ended June 30, 2019, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Compensation	$82	$73	$155	$146
Contracted services and other labor costs	69	56	130	96
Transition services agreements	15	63	51	127
Establishment costs	53	35	93	73
Premium and other taxes, licenses and fees	12	10	23	16
Volume related costs, excluding compensation, net of DAC capitalization	150	141	272	292
Interest expense on debt	17	16	34	26
Other	49	61	99	113
Total other expenses	$447	$455	$857	$889
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2020.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of June 30, 2020, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $10 million.
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
Cost of Insurance Class Action
Richard A. Newton v. Brighthouse Life Insurance Company (U.S. District Court, Northern District of Georgia, Atlanta Division, filed May 8, 2020). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff was the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of all persons who own or owned life insurance policies issued where the terms of the life insurance policy provide or provided, among other things, a guarantee that the cost of insurance rates would not be increased by more than a specified percentage in any contract year. Plaintiff alleges, among other things, causes of action for breach of contract, fraud, suppression and concealment, and violation of the Georgia Racketeer Influenced and Corrupt Organizations Act. Plaintiff seeks to recover damages, including punitive damages, interest and treble damages, attorneys’ fees, and injunctive and declaratory relief. Brighthouse Life Insurance Company filed a motion to dismiss in June 2020 and intends to vigorously defend this matter.
Summary
Various litigations, claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.
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
The Company applies the same standard of recognition for non-litigation loss contingencies when assertions are made involving disputes with counterparties to contractual arrangements entered into by the Company, including with third-party vendors. In such cases, the Company establishes liabilities when it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. In cases where it is not probable, but is reasonably possible that a loss will be incurred, no accrual is made. The Company estimates the aggregate range of reasonably possible losses associated with such matters in excess of amounts accrued to be between $25 million and $75 million. For all other asserted claims, the Company is not currently able to estimate any reasonably possible unrecorded loss or range of loss, and will be unable to do so until sufficient information to support any such assessments is available. On a quarterly and annual basis, the Company reviews relevant information with respect to non-litigation contingencies and, when applicable, updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $229 million and $206 million at June 30, 2020 and December 31, 2019, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.8 billion at both June 30, 2020 and December 31, 2019.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from $6 million to $112 million, with a cumulative maximum of $117 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $1 million at both June 30, 2020 and December 31, 2019 for indemnities, guarantees and commitments.
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
Information regarding the significant effects of reinsurance with New England Life Insurance Company (“NELICO”), an affiliate, included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Premiums
Reinsurance assumed	$—	$1	$—	$1
Universal life and investment-type product policy fees
Reinsurance assumed	$2	$2	$4	$3
Other revenues
Reinsurance assumed	$1	$—	$1	$1
Policyholder benefits and claims
Reinsurance assumed	$6	$10	$23	$17
Other expenses
Reinsurance assumed	$(7)	$(9)	$(12)	$(16)
Information regarding the significant effects of reinsurance with NELICO included on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2020	December 31, 2019
	Assumed	Assumed
	(In millions)
Assets
Premiums, reinsurance and other receivables	$25	$26
Liabilities
Future policy benefits	$105	$97
Policyholder account balances	$680	$443
Other policy-related balances	$10	$11
Other liabilities	$(9)	$(21)
The Company assumes risks from NELICO related to guaranteed minimum benefits written directly by the cedent. The assumed reinsurance agreements contain embedded derivatives and changes in the estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $680 million and $443 million at June 30, 2020 and December 31, 2019, respectively. Net derivative gains (losses) associated with the embedded derivatives were $30 million and ($236) million for the three months and six months ended June 30, 2020, respectively, and ($54) million and ($48) million for the three months and six months ended June 30, 2019, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)
Shared Services and Overhead Allocations
Brighthouse Services, LLC, an affiliate, currently provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $50 million and $103 million for the three months and six months ended June 30, 2020, respectively, and $55 million and $109 million for the three months and six months ended June 30, 2019, respectively. Costs incurred under these arrangements were $261 million and $517 million for the three months and six months ended June 30, 2020, respectively, and $283 million and $572 million for the three months and six months ended June 30, 2019, respectively, and were recorded in other expenses.
Included in these costs are those incurred related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company incurred costs of $20 million and $42 million for the three months and six months ended June 30, 2020, respectively, and did not incur any costs for the three months and six months ended June 30, 2019. The Company is charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes the method used to allocate expenses under this arrangement is reasonable, the allocated expenses may not be indicative of those of a stand-alone entity.
The Company had net receivables (payables) from/to affiliates, related to the items discussed above, of ($23) million and ($43) million at June 30, 2020 and December 31, 2019, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $46 million and $96 million for the three months and six months ended June 30, 2020, respectively, and $51 million and $101 million for the three months and six months ended June 30, 2019, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $197 million and $401 million for the three months and six months ended June 30, 2020, respectively, and $206 million and $400 million for the three months and six months ended June 30, 2019, respectively. The Company also had related party fee income receivables of $16 million and $18 million at June 30, 2020 and December 31, 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC, which is a wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2020 (the “2019 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “First Quarter Form 10-Q”) filed with the SEC on May 12, 2020; and (iv) our current reports on Form 8-K filed in 2020.
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
COVID-19 Pandemic
We continue to closely monitor developments related to the worldwide pandemic sparked by the novel coronavirus (“COVID-19 pandemic”), which has negatively impacted us in certain respects, including as discussed below. At this time, it is not possible to estimate the severity or duration of the pandemic, including the severity, duration and frequency of any additional “waves” of the pandemic or the timetable for the development and implementation, and the efficacy, of any therapeutic treatment or vaccine for COVID-19. It is likewise not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, results of operations, financial condition and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise targets previously provided to the markets and/or aspects of our business model. See “Risk Factors — The ongoing COVID-19 pandemic may materially adversely affect our business, results of operations and financial condition, including capitalization and liquidity” in our First Quarter Form 10-Q.
In March, in response to this extraordinary event, management promptly implemented our business continuity plans, and quickly and successfully shifted all our employees to a work-from-home environment, where they currently remain. Our sales and support teams remain fully operational, and we have continued to serve our distribution partners and customers without interruption. Additionally, we are closely monitoring all aspects of our business, including but not limited to, levels of sales and claims activity, policy lapses or surrenders, payments of premiums, sources and uses of liquidity, the valuation of our investments and the performance of our derivatives programs. We have observed varying degrees of impact in these areas, and we have taken prudent and proportionate measures to address such impacts; however, at this time it is impossible to predict if the COVID-19 pandemic will have a material adverse impact on our business, results of operations or financial condition. We continue to closely monitor this evolving situation as we remain focused on ensuring the health and safety of our employees, on supporting our partners and customers as usual and on mitigating potential adverse impacts to our business.
Increased economic uncertainty and increased unemployment resulting from the economic impacts of the COVID-19 pandemic have also impacted sales of certain of our products and have prompted us to take actions to provide relief to customers affected by adverse circumstances due to the COVID-19 pandemic, as previously disclosed in “— Regulatory Developments” in the First Quarter Form 10-Q. While the relief granted to customers to date has not had a material impact on our financial condition or results of operations, it is not possible to estimate the potential impact of any future relief. Circumstances resulting from the COVID-19 pandemic have also impacted the incidents of claims and may have impacted the utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, though such impacts have not been material through the end of the second quarter of 2020. Additionally, circumstances resulting from the COVID-19 pandemic have not materially impacted services we receive from third-party vendors, nor have such circumstances led to the identification of new loss contingencies or any increases in existing loss contingencies. However, there can be no assurance that any future impact from the COVID-19 pandemic, including, without limitation, with respect to revenues and expenses associated with our products, services we receive from third-party vendors, or loss contingencies, will not be material.
Certain sectors of our investment portfolio have been, and are expected to continue to be, adversely affected as a result of the impact of the COVID-19 pandemic on capital markets and the global economy, as well as uncertainty regarding its duration and outcome. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.
Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. The credit rating agencies also evaluate the insurance industry as a whole and may change our credit rating based on their overall view of our industry. For example, during the second quarter of 2020, Fitch revised the rating outlook of Brighthouse Life Insurance Company and certain of its affiliated companies to negative from stable due to the disruption to economic activity and the financial markets from the COVID-19 pandemic. This action by Fitch followed its revision of the rating outlook on the U.S. life insurance industry to negative. Downgrades in our ratings or changes to our rating outlooks could have a material adverse effect on our results of operations and financial condition, including capitalization and liquidity. There can be no assurance that Fitch will not take further adverse action with respect to our ratings or that other rating agencies will not take similar actions in the future. Each rating should be evaluated independently of any other rating.
Regulatory Developments
We and our insurance subsidiary, BHNY, and our reinsurance subsidiary, Brighthouse Reinsurance Company of Delaware, are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, Brighthouse Life Insurance Company and its affiliates are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2019 Annual Report, as amended or supplemented herein and by our First Quarter Form 10-Q.
Department of Labor and ERISA Considerations
We manufacture individual retirement annuities (“IRAs”) that are subject to the Internal Revenue Code of 1986, as amended (the “Tax Code”), for third parties to sell to individuals. Also, a portion of our in-force life insurance products and annuity products are held by tax-qualified pension and retirement plans that are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) or the Tax Code. While we currently believe manufacturers do not have as much exposure to ERISA and the Tax Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Tax Code, including restrictions on the provision of investment advice to ERISA qualified plans, plan participants and IRA owners if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates. On June 29, 2020, the Department of Labor (“DOL”) issued guidance that expands the definition of “investment advice.” See “— Department of Labor Fiduciary Advice Rule.”
The DOL has issued a number of regulations that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations which require service providers to disclose fee and other information to plan sponsors took effect in 2012. We have taken and continue to take steps designed to ensure compliance with these regulations as they apply to service providers.
In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are “plan assets.” Therefore, these assets are subject to certain fiduciary obligations under ERISA, which requires fiduciaries to perform their duties solely in the interest of participants and beneficiaries of a plan subject to Title I of ERISA (an “ERISA Plan”). DOL regulations issued thereafter provide that, if an insurer satisfies certain requirements, assets supporting a policy backed by the insurer’s general account and issued before 1999 will not constitute “plan assets” We have taken and continue to take steps designed to ensure compliance with these regulations. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31, 1998 is generally subject to fiduciary obligations under ERISA, unless the policy is a guaranteed benefit policy. We have taken and continue to take steps designed to ensure that policies issued after 1998 to ERISA plans qualify as guaranteed benefit policies.
Department of Labor Fiduciary Advice Rule
On June 29, 2020, the DOL announced new regulatory action (the “Fiduciary Advice Rule”) that reinstates the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to ERISA Plans and IRAs and provides guidance interpreting such regulation. The guidance provided by the DOL broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Tax Code. In particular, the DOL states that a recommendation to “roll over” assets from a qualified retirement plan to an IRA, or from an IRA to another IRA, can be considered fiduciary investment advice if provided by someone with an existing relationship with the ERISA Plan or an IRA owner (or in anticipation of establishing such a relationship). This guidance reverses an earlier DOL interpretation suggesting that roll over advice did not constitute investment advice giving rise to a fiduciary relationship.
Under the Fiduciary Advice Rule, individuals or entities providing such advice would be considered fiduciaries under ERISA or the Tax Code, as applicable, and would therefore be required to act solely in the interest of ERISA Plan participants or IRA beneficiaries, or risk exposure to fiduciary liability with respect to their advice. They would further be prohibited from receiving compensation for this advice, unless an exemption applied.
In connection with the Fiduciary Advice Rule, the DOL also issued a proposed exemption that would allow fiduciaries to receive compensation in connection with providing investment advice, including advice about roll overs, that would otherwise be prohibited as a result of their fiduciary relationship to the ERISA Plan or IRA. In order to be eligible for the exemption, among other conditions, the investment advice fiduciary would be required to acknowledge its fiduciary status, refrain from putting its own interests ahead of the plan beneficiaries’ interests or making material misleading statements, act in accordance with ERISA’s “prudent person” standard of care, and receive no more than reasonable compensation for the advice.
In addition, the DOL has issued an amendment repealing the provisions of its previous fiduciary rule, which was promulgated in 2016 and vacated in 2018. The amendment also restored certain other prohibited transaction exemptions (“PTE”) to their pre-2016 forms, including PTE 84-24, which provides relief, among other things, for receipt of commissions by insurance agents, broker-dealers, and others in connection with the sale of insurance and annuity contracts. Such exemptions may provide further relief in connection with the provision of fiduciary advice in the context of sales of insurance products.
Because we do not engage in direct distribution of retail products, including IRA products and retail annuities sold to ERISA plan participants and to IRA owners, we believe that we will have limited exposure to the new Fiduciary Advice Rule. However, we continue to analyze the impact of the Fiduciary Advice Rule, and, while we cannot predict the rule’s impact, it could have an adverse effect on sales of annuity products through our independent distribution partners, as a significant portion of our annuity sales are to IRAs. The Fiduciary Advice Rule may also lead to changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. We may also need to take certain additional actions in order to comply with, or assist our distributors in their compliance with, the Fiduciary Advice Rule.
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
The most critical estimates include those used in determining:
•liabilities for future policy benefits;
•amortization of deferred policy acquisition costs (“DAC”);
•investment credit losses;
•estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation; and
•measurement of income taxes and the valuation of deferred tax assets.

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
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:
•Net investment gains (losses);
•Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”); and
•Certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”).
The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:
•Amounts associated with benefits related to GMIBs (“GMIB Costs”);
•Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”); and
•Amortization of DAC and value of business acquired (“VOBA”) related to (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments.
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
______________
(1)Italicized items indicate GAAP statement of operations line items.
Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Accordingly, we report adjusted earnings by segment in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.

Results of Operations
Consolidated Results for the Six Months Ended June 30, 2020 and 2019
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Six Months Ended June 30,
	2020	2019
	(In millions)
Revenues
Premiums	$376	$443
Universal life and investment-type product policy fees	1,398	1,465
Net investment income	1,531	1,706
Other revenues	151	131
Net investment gains (losses)	(52)	46
Net derivative gains (losses)	4,097	(1,202)
Total revenues	7,501	2,589
Expenses
Policyholder benefits and claims	1,944	1,554
Interest credited to policyholder account balances	520	508
Capitalization of DAC	(187)	(179)
Amortization of DAC and VOBA	625	174
Interest expense on debt	34	26
Other expenses	1,010	1,042
Total expenses	3,946	3,125
Income (loss) before provision for income tax	3,555	(536)
Provision for income tax expense (benefit)	713	(145)
Net income (loss)	2,842	(391)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$2,841	$(392)

The components of net income (loss) were as follows:

	Six Months Ended June 30,
	2020	2019
	(In millions)
GMLB Riders	$1,782	$(1,600)
Other derivative instruments	1,635	478
Net investment gains (losses)	(52)	46
Other adjustments	(36)	(41)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	225	580
Income (loss) available to shareholders before provision for income tax	3,554	(537)
Provision for income tax expense (benefit)	713	(145)
Net income (loss) attributable to Brighthouse Life Insurance Company	$2,841	$(392)
Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019
Income before provision for income tax was $3.6 billion ($2.8 billion, net of income tax), an increase of $4.1 billion ($3.2 billion, net of income tax) from a loss before provision for income tax of $537 million ($392 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following key favorable items:
•gains from guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”) in the current period, compared to losses in the prior period, see “— GMLB Riders for the Six Months Ended June 30, 2020 and 2019”; and
•current period gains on interest rate derivatives used to manage interest rate exposure in our universal life with secondary guarantees business due to the benchmark long-term interest rate declining more in the current period than in the prior period.
The increase in income before provision for income tax was partially offset by the following key unfavorable items:
•lower pre-tax adjusted earnings, discussed in greater detail below; and
•lower net investment gains (losses) reflecting:
◦net losses on sales of fixed maturity securities compared to prior period net gains;
◦net losses due to an increase in mortgage loan reserves;
◦current period mark-to-market losses on equity securities compared to prior period net gains; and
◦higher impairments on fixed maturity securities in the current period.
The provision for income tax in the current period led to an effective tax rate of 20% compared to 27% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions and tax credits.

Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings was as follows:

	Six Months Ended June 30,
	2020	2019
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$2,841	$(392)
Add: Provision for income tax expense (benefit)	713	(145)
Income (loss) before provision for income tax	3,554	(537)
Less: GMLB Riders	1,782	(1,600)
Less: Other derivative instruments	1,635	478
Less: Net investment gains (losses)	(52)	46
Less: Other adjustments	(36)	(41)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	225	580
Less: Provision for income tax expense (benefit)	14	90
Adjusted earnings	$211	$490
Consolidated Results for the Six Months Ended June 30, 2020 and 2019 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Six Months Ended June 30,
	2020	2019
	(In millions)
Fee income	$1,425	$1,468
Net investment spread	588	772
Insurance-related activities	(709)	(528)
Amortization of DAC and VOBA	(221)	(242)
Other expenses, net of DAC capitalization	(857)	(889)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	225	580
Provision for income tax expense (benefit)	14	90
Adjusted earnings	$211	$490
Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019
Adjusted earnings were $211 million, a decrease of $279 million.
Key net unfavorable impacts were:
•lower net investment spread due to:
◦lower returns on other limited partnerships for the comparative measurement period; and
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average;
partially offset by
◦higher average invested assets resulting from positive net flows in the general account; and
•higher costs associated with insurance-related activities due to:
◦an increase in guaranteed minimum death benefits liability balances resulting from unfavorable equity market performance and declining interest rates in the current period;
◦higher paid claims net of reinsurance in the current period;
◦a one-time adjustment to paid claims in our company-owned life insurance business resulting from the transition to a new vendor in the current period; and

•lower fee income due to lower asset-based fees from lower average separate account balances, a portion of which is offset in other expenses.
Key favorable impacts were:
•lower other expenses due to:
◦the exit of various transition service agreements with MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”); and
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which are offset in fee income; and
•lower amortization of DAC and VOBA as the decline in equity market performance resulted in a favorable change in our Shield Annuities business, which more than offset the unfavorable change in our variable annuity business.
The provision for income tax in the current period led to an effective tax rate of 6% compared to 16% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions and tax credits.
GMLB Riders for the Six Months Ended June 30, 2020 and 2019
The overall impact to income (loss) before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets, was as follows:

	Six Months Ended June 30,
	2020	2019
	(In millions)
Liabilities	$(1,938)	$(1,086)
Hedges	3,617	(999)
Ceded reinsurance	103	24
Fees (1)	390	392
GMLB DAC	(390)	69
Total GMLB Riders	$1,782	$(1,600)
______________
(1)Excludes living benefit fees, included as a component of adjusted earnings, of $28 million and $32 million for the six months ended June 30, 2020 and 2019, respectively.
Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019
Comparative results from GMLB Riders were favorable by $3.4 billion, primarily driven by:
•favorable changes in our GMLB hedges; and
•favorable changes to the estimated fair value of Shield Level Annuities (“Shield” and “Shield Annuities”), a suite of structured annuities consisting of products marketed under various names, embedded derivative liabilities (“Shield Annuity liabilities”), net of unfavorable changes to the estimated fair value of the related hedges;
partially offset by
•unfavorable changes to the estimated fair value of the variable annuity liability reserve; and
•unfavorable changes in GMLB DAC.
Declining equity markets in the current period, compared to increasing equity markets in the prior period, resulted in the following significant impacts:
•favorable changes to the estimated fair value of our GMLB hedges;
•favorable changes to the estimated fair value of Shield Annuity liabilities, net of unfavorable changes to the estimated fair value of the related hedges; and

•favorable changes to GMLB DAC;
partially offset by
•unfavorable changes to the estimated fair value of the variable annuity liability reserve.
Lower interest rates in the current period resulted in the following significant impacts:
•favorable changes to the estimated fair value of our GMLB hedges; and
•favorable changes to GMLB DAC;
partially offset by
•unfavorable changes to the estimated fair value of the variable annuity liability reserve.
The widening of credit default swap spreads combined with a larger increase in the underlying variable annuity liability reserves in the current period resulted in a favorable change in the adjustment for non-performance risk, net of an unfavorable change in GMLB DAC, compared to an insignificant unfavorable impact recognized in the prior period.

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of BLIC. These statements are based on current expectations and the current economic environment and involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others:
•the impact of the ongoing COVID-19 pandemic;
•differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models;
•higher risk management costs and exposure to increased market risk due to guarantees within certain of our products;
•the effectiveness of our variable annuity exposure risk management strategy and the impact of such strategy on volatility in our profitability measures and negative effects on our statutory capital;
•the reserves we are required to hold against our variable annuities as a result of actuarial guidelines;
•the potential material adverse effect of changes in accounting standards, practices and/or policies applicable to us, including changes in the accounting for long duration contracts;
•the impact of adverse capital and credit market conditions, including with respect to our ability to meet liquidity needs and access capital;
•the impact of changes in regulation and in supervisory and enforcement policies on our insurance business or other operations;
•the availability of reinsurance and the ability of the counterparties to our reinsurance or indemnification arrangements to perform their obligations thereunder;
•the adverse impact to liabilities for policyholder claims as a result of extreme mortality events;
•heightened competition, including with respect to service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, financial strength ratings, e-business capabilities and name recognition;
•any failure of third parties to provide services we need, any failure of the practices and procedures of such third parties and any inability to obtain information or assistance we need from third parties;
•the effectiveness of our policies and procedures in managing risk;
•our ability to market and distribute our products through distribution channels;
•whether all or any portion of the tax consequences of our separation from MetLife are not as expected, leading to material additional taxes or material adverse consequences to tax attributes that impact us;
•the uncertainty of the outcome of any disputes with MetLife over tax-related or other matters and agreements or disagreements regarding MetLife’s or our obligations under our other agreements;
•the potential material negative tax impact of potential future tax legislation that could make some of our products less attractive to consumers; and

•other factors described in this report and from time to time in documents that we file with the SEC.
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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2020.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements. Except as disclosed in the Notes to the Interim Condensed Consolidated Financial Statements, there have been no new material legal proceedings and no material developments in legal proceedings previously disclosed in the 2019 Annual Report, as amended or supplemented by our First Quarter Form 10-Q.
Item 1A. Risk Factors
We discuss in this report, in the 2019 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2019 Annual Report, as amended or supplemented by our First Quarter Form 10-Q.

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: August 10, 2020