Form 10-Q
period 2020-09-30
BRIGHTHOUSE LIFE INSURANCE Co
filed 2020-11-09
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of November 9, 2020, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at September 30, 2020 (Unaudited) and December 31, 2019 and for the Three Months and Nine Months Ended September 30, 2020 and 2019 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	8
	Note 3 — Insurance	11
	Note 4 — Investments	12
	Note 5 — Derivatives	23
	Note 6 — Fair Value	29
	Note 7 — Long-term and Short-term Debt	38
	Note 8 — Equity	38
	Note 9 — Other Revenues and Other Expenses	40
	Note 10 — Contingencies, Commitments and Guarantees	41
	Note 11 — Related Party Transactions	44
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 4.	Controls and Procedures	57

Part II — Other Information
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 6.	Exhibits	58

Signature		59

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2020 (Unaudited) and December 31, 2019
(In millions, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $66,992 and $63,083, respectively; allowance for credit losses of $3 and $0, respectively)	$78,139	$69,977
Equity securities, at estimated fair value	114	147
Mortgage loans (net of allowance for credit losses of $90 and $64, respectively)	15,659	15,664
Policy loans	879	875
Limited partnerships and limited liability companies	2,561	2,379
Short-term investments, principally at estimated fair value	3,341	1,482
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $0, respectively)	5,044	3,224
Total investments	105,737	93,748
Cash and cash equivalents	5,663	2,493
Accrued investment income	759	663
Premiums, reinsurance and other receivables	15,542	14,287
Deferred policy acquisition costs and value of business acquired	4,122	4,809
Current income tax recoverable	—	21
Other assets	382	464
Separate account assets	95,955	99,668
Total assets	$228,160	$216,153
Liabilities and Equity
Liabilities
Future policy benefits	$44,322	$39,081
Policyholder account balances	52,294	45,121
Other policy-related balances	2,808	2,801
Payables for collateral under securities loaned and other transactions	6,970	4,374
Long-term and short-term debt	843	844
Current income tax payable	50	—
Deferred income tax liability	1,666	1,301
Other liabilities	4,019	4,484
Separate account liabilities	95,955	99,668
Total liabilities	208,927	197,674
Contingencies, Commitments and Guarantees (Note 10)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	18,773	19,073
Retained earnings (deficit)	(4,738)	(3,899)
Accumulated other comprehensive income (loss)	5,108	3,215
Total Brighthouse Life Insurance Company’s stockholder’s equity	19,218	18,464
Noncontrolling interests	15	15
Total equity	19,233	18,479
Total liabilities and equity	$228,160	$216,153
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Premiums	$173	$206	$549	$649
Universal life and investment-type product policy fees	716	725	2,114	2,190
Net investment income	977	904	2,508	2,610
Other revenues	73	68	224	199
Net investment gains (losses)	6	14	(46)	60
Net derivative gains (losses)	(1,870)	984	2,227	(218)
Total revenues	75	2,901	7,576	5,490
Expenses
Policyholder benefits and claims	3,150	1,282	5,094	2,836
Interest credited to policyholder account balances	272	263	792	771
Amortization of deferred policy acquisition costs and value of business acquired	208	184	833	358
Other expenses	469	464	1,326	1,353
Total expenses	4,099	2,193	8,045	5,318
Income (loss) before provision for income tax	(4,024)	708	(469)	172
Provision for income tax expense (benefit)	(858)	99	(145)	(46)
Net income (loss)	(3,166)	609	(324)	218
Less: Net income (loss) attributable to noncontrolling interests	—	—	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$(3,166)	$609	$(325)	$217
Comprehensive income (loss)	$(2,668)	$1,467	$1,569	$3,032
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1	1
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$(2,668)	$1,467	$1,568	$3,031
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months and Nine Months Ended September 30, 2020 and 2019 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$75	$19,073	$(3,899)	$3,215	$18,464	$15	$18,479
Cumulative effect of change in accounting principle, net of income tax (Note 1)			(14)	3	(11)		(11)
Balance at January 1, 2020	75	19,073	(3,913)	3,218	18,453	15	18,468
Dividends paid to parent		(300)	(500)		(800)		(800)
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			2,841		2,841	1	2,842
Other comprehensive income (loss), net of income tax				1,392	1,392		1,392
Balance at June 30, 2020	75	18,773	(1,572)	4,610	21,886	15	21,901
Net income (loss)			(3,166)		(3,166)		(3,166)
Other comprehensive income (loss), net of income tax				498	498		498
Balance at September 30, 2020	$75	$18,773	$(4,738)	$5,108	$19,218	$15	$19,233

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$75	$19,073	$(3,090)	$718	$16,776	$15	$16,791
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(392)		(392)	1	(391)
Other comprehensive income (loss), net of income tax				1,956	1,956		1,956
Balance at June 30, 2019	75	19,073	(3,482)	2,674	18,340	15	18,355
Net income (loss)			609		609		609
Other comprehensive income (loss), net of income tax				858	858		858
Balance at September 30, 2019	$75	$19,073	$(2,873)	$3,532	$19,807	$15	$19,822
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$648	$1,643
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	5,921	11,160
Equity securities	54	29
Mortgage loans	1,227	924
Limited partnerships and limited liability companies	124	205
Purchases of:
Fixed maturity securities	(9,485)	(12,982)
Equity securities	(1)	(3)
Mortgage loans	(1,236)	(2,625)
Limited partnerships and limited liability companies	(423)	(321)
Cash received in connection with freestanding derivatives	5,280	1,178
Cash paid in connection with freestanding derivatives	(3,281)	(1,704)
Receipt on loan to affiliate	100	—
Issuance of loan to affiliate	(100)	—
Net change in policy loans	(4)	86
Net change in short-term investments	(1,849)	(1,477)
Net change in other invested assets	(17)	21
Net cash provided by (used in) investing activities	(3,690)	(5,509)
Cash flows from financing activities
Policyholder account balances:
Deposits	6,749	5,279
Withdrawals	(1,535)	(1,963)
Net change in payables for collateral under securities loaned and other transactions	2,596	224
Long-term and short-term debt issued	100	412
Long-term and short-term debt repaid	(101)	(1)
Dividends paid to parent	(800)	—
Financing element on certain derivative instruments and other derivative related transactions, net	(765)	179
Other, net	(32)	(38)
Net cash provided by (used in) financing activities	6,212	4,092
Change in cash, cash equivalents and restricted cash	3,170	226
Cash, cash equivalents and restricted cash, beginning of period	2,493	3,494
Cash, cash equivalents and restricted cash, end of period	$5,663	$3,720
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$67	$30
Income tax	$(66)	$—
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
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements. ASUs adopted as of September 30, 2020 are summarized as follows:

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

ASUs issued but not yet adopted as of September 30, 2020 are summarized as follows:

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts	The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (1) require all guarantees that qualify as market risk benefits to be measured at fair value, (2) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (3) modify the methods of amortization for deferred policy acquisition costs (“DAC”), and (4) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances. The market risk benefit guidance is required to be applied on a retrospective basis, while the changes to guidance for insurance liabilities and DAC may be applied to existing carrying amounts on the effective date or on a retrospective basis.	January 1, 2023	The Company continues to evaluate the new guidance and therefore is unable to estimate the impact to its financial statements. The most significant impact is expected to be the measurement of liabilities for variable annuity guarantees.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended September 30, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$466	$(75)	$(1,443)	$(60)	$(1,112)
Provision for income tax expense (benefit)	90	(17)	(304)	(15)	(246)
Post-tax adjusted earnings	376	(58)	(1,139)	(45)	(866)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$376	$(58)	$(1,139)	$(45)	(866)
Adjustments for:
Net investment gains (losses)					6
Net derivative gains (losses)					(1,870)
Other adjustments to net income (loss)					(1,048)
Provision for income tax (expense) benefit					612
Net income (loss) attributable to Brighthouse Life Insurance Company					$(3,166)

Interest revenue	$467	$116	$383	$17
Interest expense	$—	$—	$—	$17

	Three Months Ended September 30, 2019
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$247	$88	$(543)	$(70)	$(278)
Provision for income tax expense (benefit)	50	18	(117)	(60)	(109)
Post-tax adjusted earnings	197	70	(426)	(10)	(169)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$197	$70	$(426)	$(10)	(169)
Adjustments for:
Net investment gains (losses)					14
Net derivative gains (losses)					984
Other adjustments to net income (loss)					(12)
Provision for income tax (expense) benefit					(208)
Net income (loss) attributable to Brighthouse Life Insurance Company					$609

Interest revenue	$458	$101	$327	$18
Interest expense	$—	$—	$—	$17

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Nine Months Ended September 30, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,042	$(8)	$(1,679)	$(241)	$(886)
Provision for income tax expense (benefit)	194	(3)	(355)	(68)	(232)
Post-tax adjusted earnings	848	(5)	(1,324)	(173)	(654)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$848	$(5)	$(1,324)	$(174)	(655)
Adjustments for:
Net investment gains (losses)					(46)
Net derivative gains (losses)					2,227
Other adjustments to net income (loss)					(1,764)
Provision for income tax (expense) benefit					(87)
Net income (loss) attributable to Brighthouse Life Insurance Company					$(325)

Interest revenue	$1,327	$273	$873	$48
Interest expense	$—	$—	$—	$51

	Nine Months Ended September 30, 2019
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$915	$185	$(587)	$(210)	$303
Provision for income tax expense (benefit)	172	38	(127)	(102)	(19)
Post-tax adjusted earnings	743	147	(460)	(108)	322
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$743	$147	$(460)	$(109)	321
Adjustments for:
Net investment gains (losses)					60
Net derivative gains (losses)					(218)
Other adjustments to net income (loss)					27
Provision for income tax (expense) benefit					27
Net income (loss) attributable to Brighthouse Life Insurance Company					$217

Interest revenue	$1,344	$284	$942	$40
Interest expense	$—	$—	$—	$43
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Annuities	$1,014	$1,037	$2,949	$3,052
Life	274	278	780	807
Run-off	553	484	1,378	1,487
Corporate & Other	39	40	112	110
Adjustments	(1,805)	1,062	2,357	34
Total	$75	$2,901	$7,576	$5,490

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total assets by segment, as well as Corporate & Other, were as follows at:

	September 30, 2020	December 31, 2019
	(In millions)
Annuities	$158,154	$152,740
Life	17,288	16,389
Run-off	38,262	35,132
Corporate & Other	14,456	11,892
Total	$228,160	$216,153
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
The Company also has universal and variable life insurance contracts with secondary guarantees.
Information regarding the Company’s guarantee exposure was as follows at:

	September 30, 2020				December 31, 2019
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$96,451		$53,870		$100,034		$57,069
Separate account value	$91,617		$52,745		$95,430		$56,027
Net amount at risk	$8,000	(4)	$7,515	(5)	$6,617	(4)	$4,495	(5)
Average attained age of contract holders	70 years		70 years		69 years		69 years

	September 30, 2020	December 31, 2019
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,816	$5,957
Net amount at risk (6)	$69,664	$71,124
Average attained age of policyholders	67 years	66 years

Variable Life Contracts
Total account value (3)	$1,174	$1,133
Net amount at risk (6)	$11,511	$12,082
Average attained age of policyholders	46 years	45 years
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
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	September 30, 2020					December 31, 2019
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$30,759	$2	$4,669	$132	$35,294	$27,841	$—	$2,815	$65	$30,591
Foreign corporate	9,553	1	1,063	100	10,515	9,017	—	736	67	9,686
RMBS	7,727	—	652	9	8,370	8,600	—	440	10	9,030
U.S. government and agency	5,574	—	3,179	—	8,753	5,396	—	1,848	—	7,244
CMBS	5,778	—	563	9	6,332	5,460	—	263	9	5,714
State and political subdivision	3,413	—	935	2	4,346	3,326	—	687	2	4,011
ABS	2,676	—	55	21	2,710	1,940	—	21	11	1,950
Foreign government	1,512	—	313	6	1,819	1,503	—	250	2	1,751
Total fixed maturity securities	$66,992	$3	$11,429	$279	$78,139	$63,083	$—	$7,060	$166	$69,977
The Company did not hold any non-income producing fixed maturity securities at either September 30, 2020 or December 31, 2019.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2020:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,465	$7,192	$13,928	$28,226	$16,181	$66,992
Estimated fair value	$1,480	$7,623	$15,397	$36,227	$17,412	$78,139
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

	September 30, 2020				December 31, 2019
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$2,965	$111	$185	$21	$1,931	$43	$320	$22
Foreign corporate	849	36	403	64	577	12	510	55
RMBS	419	9	12	—	802	6	346	4
U.S. government and agency	—	—	—	—	14	—	—	—
CMBS	342	7	60	2	552	7	171	2
State and political subdivision	104	2	—	—	120	2	8	—
ABS	667	8	590	13	358	2	676	9
Foreign government	122	6	6	—	65	2	—	—
Total fixed maturity securities	$5,468	$179	$1,256	$100	$4,419	$74	$2,031	$92
Total number of securities in an unrealized loss position	1,052		244		686		297
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $537 million at September 30, 2020 and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $3 million, relating to 10 securities at September 30, 2020. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses by sector were as follows:

	U.S. Corporate	Foreign Corporate	Total
	(In millions)
Balance at January 1, 2020	$3	$1	$4
Allowance on securities where credit losses were not previously recorded	3	1	4
Reductions for securities sold	(1)	—	(1)
Write-offs charged against allowance (1)	(3)	(1)	(4)
Balance at September 30, 2020	$2	$1	$3
_______________
(1)The Company recorded total write-offs of $13 million during the nine months ended September 30, 2020.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$9,803	62.6%	$9,694	61.9%
Agricultural	3,320	21.2	3,326	21.2
Residential	2,626	16.8	2,708	17.3
Total mortgage loans (1)	15,749	100.6	15,728	100.4
Allowance for credit losses	(90)	(0.6)	(64)	(0.4)
Total mortgage loans, net	$15,659	100.0%	$15,664	100.0%
_______________
(1)    Purchases of mortgage loans from third parties were $47 million and $535 million for the three months and nine months ended September 30, 2020, respectively, and $159 million and $722 million for the three months and nine months ended September 30, 2019, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the COVID-19 pandemic, interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at September 30, 2020. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $88 million at September 30, 2020.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at December 31, 2019	$47	$10	$7	$64
Cumulative effect of change in accounting principle	(20)	6	14	—
Balance at January 1, 2020	27	16	21	64
Current period provision	17	—	9	26
Balance at September 30, 2020	$44	$16	$30	$90
PCD Mortgage Loans
Purchases of PCD mortgage loans are summarized as follows:

Nine Months Ended September 30, 2020
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
	(In millions)
September 30, 2020
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$288	$1,645	$1,113	$571	$1,121	$3,187	$7,925
65% to 75%	114	345	453	340	40	277	1,569
76% to 80%	—	—	—	—	84	—	84
Greater than 80%	—	—	10	12	6	197	225
Total commercial mortgage loans	402	1,990	1,576	923	1,251	3,661	9,803
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	200	556	753	423	481	728	3,141
65% to 75%	37	81	10	33	—	18	179
Total agricultural mortgage loans	237	637	763	456	481	746	3,320
Residential mortgage loans
Performing	200	428	478	116	43	1,261	2,526
Nonperforming	1	5	5	1	—	88	100
Total residential mortgage loans	201	433	483	117	43	1,349	2,626
Total	$840	$3,060	$2,822	$1,496	$1,775	$5,756	$15,749
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	September 30, 2020		December 31, 2019
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$9,259	94.4%	$9,230	95.2%
1.00x - 1.20x	359	3.7	298	3.1
Less than 1.00x	185	1.9	166	1.7
Total	$9,803	100.0%	$9,694	100.0%
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both September 30, 2020 and December 31, 2019. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans during the forbearance period is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments, as provided in the CARES Act. At September 30, 2020, 5% of the COVID-19 pandemic modified loans were classified as delinquent.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	September 30, 2020
	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$9,803	$3,319	$2,461	$15,583
30-59 days past due	—	—	65	65
60-89 days past due	—	—	69	69
90-179 days past due	—	1	16	17
180+ days past due	—	—	15	15
Total	$9,803	$3,320	$2,626	$15,749
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized and in the process of foreclosure. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At September 30, 2020, 5% of the COVID-19 pandemic modified loans were in nonaccrual status.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment were as follows at:

	Commercial	Agricultural	Residential	Total
	(In millions)
December 31, 2019	$—	$21	$37	$58
September 30, 2020 (1)	$—	$14	$100	$114
_______________
(1)The Company had $8 million of residential mortgage loans in nonaccrual status for which there was no related allowance for credit losses at September 30, 2020.
Current period investment income on mortgage loans in nonaccrual status was $1 million for the nine months ended September 30, 2020.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring during the nine months ended September 30, 2020.

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
Other Invested Assets
Over 95% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 5 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes tax credit and renewable energy partnerships, leveraged leases and Federal Home Loan Bank stock.
Leveraged Leases
The carrying value of leveraged leases at September 30, 2020 and December 31, 2019 was $51 million and $64 million, respectively, net of allowance for credit losses of $13 million and $0, respectively. Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 13 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. Nonperforming rental receivables are generally defined as those that are 90 days or more past due. At both September 30, 2020 and December 31, 2019, all leveraged leases were performing.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, VOBA, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	September 30, 2020	December 31, 2019
	(In millions)
Fixed maturity securities	$11,150	$6,894
Derivatives	448	232
Other	(17)	(15)
Subtotal	11,581	7,111
Amounts allocated from:
Future policy benefits	(4,631)	(2,691)
DAC, VOBA and DSI	(462)	(332)
Subtotal	(5,093)	(3,023)
Deferred income tax benefit (expense)	(1,363)	(859)
Net unrealized investment gains (losses)	$5,125	$3,229
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2020
(In millions)
Balance at December 31, 2019	$3,229
Unrealized investment gains (losses) during the period	4,470
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,940)
DAC, VOBA and DSI	(130)
Deferred income tax benefit (expense)	(504)
Balance at September 30, 2020	$5,125
Change in net unrealized investment gains (losses)	$1,896
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2020 and December 31, 2019.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2020	December 31, 2019
	(In millions)
Securities on loan: (1)
Amortized cost	$2,037	$2,031
Estimated fair value	$3,531	$2,996
Cash collateral received from counterparties (2)	$3,625	$3,074
Securities collateral received from counterparties (3)	$6	$—
Reinvestment portfolio — estimated fair value	$3,764	$3,174
_______________
(1)Included within fixed maturity securities.
(2)Included within payables for collateral under securities loaned and other transactions.
(3)Securities collateral received from counterparties is not reported on the consolidated balance sheets and may not be sold or re-pledged unless the counterparty is in default.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2020				December 31, 2019
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$1,229	$1,801	$593	$3,623	$1,279	$1,094	$701	$3,074
Foreign corporate	2	—	—	2	—	—	—	—
Total	$1,231	$1,801	$593	$3,625	$1,279	$1,094	$701	$3,074
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2020 was $1.2 billion, primarily U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. and foreign corporate securities, non-agency RMBS and U.S. government and agency securities) with 63% invested in agency RMBS, cash and cash equivalents and U.S. government and agency securities at September 30, 2020. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

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

	September 30, 2020	December 31, 2019
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$10,056	$9,345
Invested assets held in trust (reinsurance agreements) (2)	5,518	4,561
Invested assets pledged as collateral (3)	5,608	3,640
Total invested assets on deposit, held in trust and pledged as collateral	$21,182	$17,546
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $83 million and $69 million of the assets on deposit represents restricted cash and cash equivalents at September 30, 2020 and December 31, 2019, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $83 million and $124 million of the assets held in trust balance represents restricted cash and cash equivalents at September 30, 2020 and December 31, 2019, respectively.
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either September 30, 2020 or December 31, 2019.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	September 30, 2020		December 31, 2019
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$13,270	$12,221	$12,959	$12,317
Limited partnerships and LLCs	2,070	3,338	1,892	3,065
Total	$15,340	$15,559	$14,851	$15,382
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
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Investment income:
Fixed maturity securities	$665	$654	$1,990	$1,962
Equity securities	1	1	4	6
Mortgage loans	163	172	495	505
Policy loans	9	12	23	34
Limited partnerships and LLCs (1)	156	80	48	175
Cash, cash equivalents and short-term investments	6	25	38	52
Other	14	10	38	28
Total investment income	1,014	954	2,636	2,762
Less: Investment expenses	37	50	128	152
Net investment income	$977	$904	$2,508	$2,610
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $154 million and $34 million for the three months and nine months ended September 30, 2020, respectively, and $68 million and $143 million for the three months and nine months ended September 30, 2019, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Fixed maturity securities	$2	$16	$(24)	$63
Equity securities	3	3	(4)	14
Mortgage loans	3	(1)	(23)	(8)
Limited partnerships and LLCs	(1)	(3)	(4)	(8)
Other	(1)	(1)	9	(1)
Total net investment gains (losses)	$6	$14	$(46)	$60

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Proceeds	$889	$1,371	$2,155	$8,007
Gross investment gains	$30	$31	$61	$194
Gross investment losses	(28)	(15)	(70)	(131)
Net investment gains (losses)	$2	$16	$(9)	$63
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		September 30, 2020			December 31, 2019
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$330	$90	$—	$420	$22	$—
Foreign currency swaps	Foreign currency exchange rate	2,746	299	19	2,701	176	27
Total qualifying hedges		3,076	389	19	3,121	198	27
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	3,015	707	24	7,559	878	29
Interest rate caps	Interest rate	2,350	1	—	3,350	2	—
Interest rate options	Interest rate	22,570	1,481	178	29,750	782	187
Interest rate forwards	Interest rate	7,332	1,179	25	5,418	94	114
Foreign currency swaps	Foreign currency exchange rate	991	138	15	1,040	94	15
Foreign currency forwards	Foreign currency exchange rate	157	—	2	138	—	1
Credit default swaps — purchased	Credit	18	—	—	18	—	—
Credit default swaps — written	Credit	1,793	27	1	1,613	36	—
Equity index options	Equity market	37,493	815	995	51,509	850	1,728
Equity variance swaps	Equity market	1,098	13	22	2,136	69	69
Equity total return swaps	Equity market	12,997	63	222	7,723	2	367
Total non-designated or non-qualifying derivatives		89,814	4,424	1,484	110,254	2,807	2,510
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	321	—	N/A	217	—
Direct index-linked annuities	Other	N/A	—	2,256	N/A	—	2,253
Direct guaranteed minimum benefits	Other	N/A	—	3,649	N/A	—	1,548
Assumed guaranteed minimum benefits	Other	N/A	—	694	N/A	—	442
Assumed index-linked annuities	Other	N/A	—	340	N/A	—	339
Total embedded derivatives		N/A	321	6,939	N/A	217	4,582
Total		$92,890	$5,134	$8,442	$113,375	$3,222	$7,119
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2020 and December 31, 2019. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in ASC 815; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended September 30, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$—	$—	$1	$(1)
Foreign currency exchange rate derivatives	8	(3)	8	(182)
Total cash flow hedges	8	(3)	9	(183)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(435)	—	—	—
Foreign currency exchange rate derivatives	(49)	(2)	—	—
Credit derivatives	3	—	—	—
Equity derivatives	(751)	—	—	—
Embedded derivatives	(641)	—	—	—
Total non-qualifying hedges	(1,873)	(2)	—	—
Total	$(1,865)	$(5)	$9	$(183)
Three Months Ended September 30, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$—	$—	$1	$51
Foreign currency exchange rate derivatives	—	—	9	106
Total cash flow hedges	—	—	10	157
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	1,656	—	—	—
Foreign currency exchange rate derivatives	49	(2)	—	—
Credit derivatives	2	—	—	—
Equity derivatives	(18)	—	—	—
Embedded derivatives	(703)	—	—	—
Total non-qualifying hedges	986	(2)	—	—
Total	$986	$(2)	$10	$157

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
	(In millions)
Nine Months Ended September 30, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$1	$—	$2	$92
Foreign currency exchange rate derivatives	12	(6)	28	139
Total cash flow hedges	13	(6)	30	231
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	4,321	—	—	—
Foreign currency exchange rate derivatives	56	(11)	—	—
Credit derivatives	1	—	—	—
Equity derivatives	(393)	—	—	—
Embedded derivatives	(1,754)	—	—	—
Total non-qualifying hedges	2,231	(11)	—	—
Total	$2,244	$(17)	$30	$231
Nine Months Ended September 30, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$28	$—	$2	$51
Foreign currency exchange rate derivatives	20	(23)	25	145
Total cash flow hedges	48	(23)	27	196
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	2,905	—	—	—
Foreign currency exchange rate derivatives	71	(6)	—	—
Credit derivatives	31	—	—	—
Equity derivatives	(1,808)	—	—	—
Embedded derivatives	(1,436)	—	—	—
Total non-qualifying hedges	(237)	(6)	—	—
Total	$(189)	$(29)	$27	$196
At September 30, 2020 and December 31, 2019, the balance in AOCI associated with cash flow hedges was $448 million and $232 million, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	September 30, 2020			December 31, 2019
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$8	$879	2.5	$11	$615	2.5
Baa	18	914	5.5	25	998	5.1
Total	$26	$1,793	4	$36	$1,613	4.1
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
September 30, 2020
Derivative assets	$4,843	$(1,068)	$(3,141)	$634	$(625)	$9
Derivative liabilities	$1,495	$(1,068)	$—	$427	$(426)	$1
December 31, 2019
Derivative assets	$3,046	$(1,458)	$(1,100)	$488	$(487)	$1
Derivative liabilities	$2,522	$(1,458)	$—	$1,064	$(1,061)	$3
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	September 30, 2020	December 31, 2019
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$427	$1,064
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$691	$1,473
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

	September 30, 2020
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$34,595	$699	$35,294
Foreign corporate	—	10,155	360	10,515
RMBS	—	8,370	—	8,370
U.S. government and agency	1,733	7,020	—	8,753
CMBS	—	6,325	7	6,332
State and political subdivision	—	4,346	—	4,346
ABS	—	2,636	74	2,710
Foreign government	—	1,819	—	1,819
Total fixed maturity securities	1,733	75,266	1,140	78,139
Equity securities	12	99	3	114
Short-term investments	2,451	880	10	3,341
Derivative assets: (1)
Interest rate	—	3,458	—	3,458
Foreign currency exchange rate	—	420	17	437
Credit	—	18	9	27
Equity market	—	878	13	891
Total derivative assets	—	4,774	39	4,813
Embedded derivatives within asset host contracts (2)	—	—	321	321
Separate account assets	153	95,799	3	95,955
Total assets	$4,349	$176,818	$1,516	$182,683
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$227	$—	$227
Foreign currency exchange rate	—	36	—	36
Credit	—	—	1	1
Equity market	—	1,216	23	1,239
Total derivative liabilities	—	1,479	24	1,503
Embedded derivatives within liability host contracts (2)	—	—	6,939	6,939
Total liabilities	$—	$1,479	$6,963	$8,442

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2020.
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

					September 30, 2020			December 31, 2019			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.03%	-	12.13%	0.02%	-	11.31%	Decrease (1)
			•	Lapse rates	0.25%	-	15.00%	0.25%	-	16.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.66%	-	22.21%	16.24%	-	21.65%	Increase (5)
			•	Nonperformance risk spread	0.99%	-	2.39%	0.54%	-	1.99%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended September 30, 2020
Balance, beginning of period	$894	$173	$—	$3	$—	$20	$(5,804)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(1)	—	—	—	—	5	(641)	—
Total realized/unrealized gains (losses) included in AOCI	9	—	—	—	—	(10)	—	—
Purchases (7)	199	12	—	—	10	—	—	—
Sales (7)	(64)	(1)	—	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(173)	—
Transfers into Level 3 (8)	164	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(142)	(103)	—	—	—	—	—	—
Balance, end of period	$1,059	$81	$—	$3	$10	$15	$(6,618)	$3
Three Months Ended September 30, 2019
Balance, beginning of period	$748	$108	$74	$4	$—	$(134)	$(3,450)	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	—	—	(2)	(703)	—
Total realized/unrealized gains (losses) included in AOCI	—	1	—	—	—	3	—	—
Purchases (7)	117	61	—	—	—	—	—	—
Sales (7)	(22)	(6)	(1)	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(217)	—
Transfers into Level 3 (8)	49	29	—	—	—	—	—	—
Transfers out of Level 3 (8)	(84)	(18)	—	—	—	2	—	—
Balance, end of period	$808	$175	$73	$4	$—	$(131)	$(4,370)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (9)	$—	$—	$—	$—	$—	$5	$(682)	$—
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at September 30, 2020 (9)	$10	$—	$—	$—	$—	$(10)	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019 (9)	$—	$—	$—	$—	$—	$(2)	$(778)	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Nine Months Ended September 30, 2020
Balance, beginning of period	$457	$117	$73	$8	$5	$16	$(4,365)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(2)	—	—	(1)	—	3	(1,754)	—
Total realized/unrealized gains (losses) included in AOCI	14	2	—	—	—	10	—	—
Purchases (7)	510	34	—	—	10	—	—	—
Sales (7)	(103)	(3)	—	—	(5)	(14)	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(499)	—
Transfers into Level 3 (8)	263	9	—	—	—	—	—	—
Transfers out of Level 3 (8)	(80)	(78)	(73)	(4)	—	—	—	—
Balance, end of period	$1,059	$81	$—	$3	$10	$15	$(6,618)	$3
Nine Months Ended September 30, 2019
Balance, beginning of period	$711	$174	$74	$3	$—	$(122)	$(2,288)	$1
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	1	—	—	—	(10)	(1,436)	—
Total realized/unrealized gains (losses) included in AOCI	11	3	—	—	—	5	—	—
Purchases (7)	178	74	—	—	—	—	—	—
Sales (7)	(78)	(24)	(1)	—	—	—	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(646)	—
Transfers into Level 3 (8)	147	92	—	1	—	—	—	—
Transfers out of Level 3 (8)	(161)	(145)	—	—	—	(4)	—	—
Balance, end of period	$808	$175	$73	$4	$—	$(131)	$(4,370)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (9)	$(1)	$—	$—	$—	$—	$(11)	$(1,848)	$—
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at September 30, 2020 (9)	$15	$2	$—	$—	$—	$10	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019 (9)	$—	$1	$—	$—	$—	$(11)	$(1,647)	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$15,659	$—	$—	$16,628	$16,628
Policy loans	$879	$—	$469	$940	$1,409
Other invested assets	$96	$—	$81	$15	$96
Premiums, reinsurance and other receivables	$2,923	$—	$63	$3,539	$3,602
Liabilities
Policyholder account balances	$17,514	$—	$—	$18,707	$18,707
Long-term debt	$843	$—	$39	$914	$953
Other liabilities	$1,154	$—	$372	$793	$1,165
Separate account liabilities	$1,204	$—	$1,204	$—	$1,204

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
Reinsurance Financing Arrangement
On June 11, 2020, Brighthouse Reinsurance Company of Delaware, with the explicit permission of the Delaware Commissioner of Insurance, amended its financing arrangement with a pool of highly rated third-party reinsurers to increase the maximum amount from $10.0 billion to $12.0 billion and to extend the term by two years to 2039. At September 30, 2020, there were no borrowings and there was $10.8 billion of funding available under this financing arrangement.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at June 30, 2020	$4,148	$485	$(23)	$4,610
OCI before reclassifications	810	(183)	8	635
Deferred income tax benefit (expense)	(171)	39	(2)	(134)
AOCI before reclassifications, net of income tax	4,787	341	(17)	5,111
Amounts reclassified from AOCI	5	(9)	—	(4)
Deferred income tax benefit (expense)	(1)	2	—	1
Amounts reclassified from AOCI, net of income tax	4	(7)	—	(3)
Balance at September 30, 2020	$4,791	$334	$(17)	$5,108

	Three Months Ended September 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at June 30, 2019	$2,521	$172	$(19)	$2,674
OCI before reclassifications	952	157	(4)	1,105
Deferred income tax benefit (expense)	(200)	(33)	—	(233)
AOCI before reclassifications, net of income tax	3,273	296	(23)	3,546
Amounts reclassified from AOCI	(17)	(1)	—	(18)
Deferred income tax benefit (expense)	3	1	—	4
Amounts reclassified from AOCI, net of income tax	(14)	—	—	(14)
Balance at September 30, 2019	$3,259	$296	$(23)	$3,532

	Nine Months Ended September 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2019	$3,066	$163	$(14)	$3,215
OCI before reclassifications (2)	2,166	231	8	2,405
Deferred income tax benefit (expense)	(455)	(48)	(11)	(514)
AOCI before reclassifications, net of income tax	4,777	346	(17)	5,106
Amounts reclassified from AOCI	18	(15)	—	3
Deferred income tax benefit (expense)	(4)	3	—	(1)
Amounts reclassified from AOCI, net of income tax	14	(12)	—	2
Balance at September 30, 2020	$4,791	$334	$(17)	$5,108

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

	Nine Months Ended September 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2018	$564	$180	$(26)	$718
OCI before reclassifications	3,452	196	3	3,651
Deferred income tax benefit (expense)	(725)	(41)	—	(766)
AOCI before reclassifications, net of income tax	3,291	335	(23)	3,603
Amounts reclassified from AOCI	(40)	(50)	—	(90)
Deferred income tax benefit (expense)	8	11	—	19
Amounts reclassified from AOCI, net of income tax	(32)	(39)	—	(71)
Balance at September 30, 2019	$3,259	$296	$(23)	$3,532
_______________
(1)See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.
(2)Includes $3 million related to the adoption of ASU 2016-13, see Note 1.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$3	$17	$(4)	$67	Net investment gains (losses)
Net unrealized investment gains (losses)	(8)	—	(14)	(27)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(5)	17	(18)	40
Income tax (expense) benefit	1	(3)	4	(8)
Net unrealized investment gains (losses), net of income tax	(4)	14	(14)	32
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	—	1	28	Net derivative gains (losses)
Interest rate swaps	1	1	2	2	Net investment income
Foreign currency swaps	8	—	12	20	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	9	1	15	50
Income tax (expense) benefit	(2)	(1)	(3)	(11)
Gains (losses) on cash flow hedges, net of income tax	7	—	12	39
Total reclassifications, net of income tax	$3	$14	$(2)	$71
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Other Revenues and Other Expenses (continued)
Other revenues consisted primarily of 12b-1 fees of $59 million and $173 million for the three months and nine months ended September 30, 2020, respectively, and $60 million and $179 million for the three months and nine months ended September 30, 2019, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Compensation	$79	$71	$234	$217
Contracted services and other labor costs	50	66	180	162
Transition services agreements	35	62	86	189
Establishment costs	40	20	133	93
Premium and other taxes, licenses and fees	10	14	33	30
Volume related costs, excluding compensation, net of DAC capitalization	147	144	419	436
Interest expense on debt	17	17	51	43
Other	91	70	190	183
Total other expenses	$469	$464	$1,326	$1,353
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2020.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of September 30, 2020, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $10 million.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)
Other Contingencies
As with litigation and regulatory loss contingencies, the Company considers establishing liabilities for certain non-litigation loss contingencies when assertions are made involving disputes or other matters with counterparties to contractual arrangements entered into by the Company, including with third-party vendors. The Company establishes liabilities for such non-litigation loss contingencies when it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. In matters where it is not probable, but is reasonably possible that a loss will be incurred and the amount of loss can be reasonably estimated, such losses or range of losses are disclosed, and no accrual is made. In the absence of sufficient information to support an assessment of the reasonably possible loss or range of loss, no accrual is made and no loss or range of loss is disclosed.
Disputes have arisen with counterparties in connection with reinsurance arrangements where the Company is acting as either the reinsured or the reinsurer. These disputes involve assertions by third parties primarily related to rates, fees and/or reinsured benefit calculations, and in certain of such disputes the counterparty has made a request to arbitrate the dispute.
As of September 30, 2020, the Company estimates the amount of reasonably possible losses in excess of the amounts accrued for certain non-litigation loss contingencies to be up to $50 million, which are primarily associated with reinsurance-related matters. For certain other reinsurance-related matters, the Company is not currently able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
On a quarterly and annual basis, the Company reviews relevant information with respect to non-litigation contingencies and, when applicable, updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $271 million and $206 million at September 30, 2020 and December 31, 2019, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.8 billion at both September 30, 2020 and December 31, 2019.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from $6 million to $112 million, with a cumulative maximum of $118 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)
The Company’s recorded liabilities were $1 million at both September 30, 2020 and December 31, 2019 for indemnities, guarantees and commitments.
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
Information regarding the significant effects of reinsurance with New England Life Insurance Company (“NELICO”), an affiliate, included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Premiums
Reinsurance assumed	$2	$(1)	$2	$—
Universal life and investment-type product policy fees
Reinsurance assumed	$1	$2	$5	$5
Other revenues
Reinsurance assumed	$—	$1	$1	$2
Policyholder benefits and claims
Reinsurance assumed	$31	$8	$54	$25
Other expenses
Reinsurance assumed	$(7)	$(7)	$(19)	$(23)
Information regarding the significant effects of reinsurance with NELICO included on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2020	December 31, 2019
	Assumed	Assumed
	(In millions)
Assets
Premiums, reinsurance and other receivables	$24	$26
Liabilities
Future policy benefits	$125	$97
Policyholder account balances	$694	$443
Other policy-related balances	$12	$11
Other liabilities	$(7)	$(21)
The Company assumes risks from NELICO related to guaranteed minimum benefits written directly by the cedent. The assumed reinsurance agreements contain embedded derivatives and changes in the estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)
account balances and were $694 million and $443 million at September 30, 2020 and December 31, 2019, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($13) million and ($249) million for the three months and nine months ended September 30, 2020, respectively, and ($106) million and ($154) million for the three months and nine months ended September 30, 2019, respectively.
Shared Services and Overhead Allocations
Brighthouse Services, LLC, an affiliate, currently provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $54 million and $157 million for the three months and nine months ended September 30, 2020, respectively, and $56 million and $165 million for the three months and nine months ended September 30, 2019, respectively. Costs incurred under these arrangements were $249 million and $766 million for the three months and nine months ended September 30, 2020, respectively, and $274 million and $846 million for the three months and nine months ended September 30, 2019, respectively, and were recorded in other expenses.
Included in these costs are those incurred related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company incurred costs of $23 million and $65 million for the three months and nine months ended September 30, 2020, respectively, and did not incur any costs for the three months and nine months ended September 30, 2019. The Company is charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes the method used to allocate expenses under this arrangement is reasonable, the allocated expenses may not be indicative of those of a stand-alone entity.
The Company had net receivables (payables) from/to affiliates, related to the items discussed above, of $5 million and ($43) million at September 30, 2020 and December 31, 2019, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $51 million and $147 million for the three months and nine months ended September 30, 2020, respectively, and $52 million and $153 million for the three months and nine months ended September 30, 2019, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $212 million and $613 million for the three months and nine months ended September 30, 2020, respectively, and $397 million and $603 million for the three months and nine months ended September 30, 2019, respectively. The Company also had related party fee income receivables of $17 million and $18 million at September 30, 2020 and December 31, 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA), a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC, which is a wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2020 (the “2019 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “First Quarter Form 10-Q”) filed with the SEC on May 12, 2020; (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (the “Second Quarter Form 10-Q” and, together with the First Quarter Form 10-Q, the “Quarterly Reports”) filed with the SEC on August 10, 2020; and (v) our current reports on Form 8-K filed in 2020.
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
For operating purposes, we have established three segments: (i) Annuities, (ii) Life and (iii) Run-off, which consists of operations relating to products we are not actively selling and which are separately managed. In addition, we report certain of our results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” included in our 2019 Annual Report along with Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on our segments and Corporate & Other.
See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the adoption of new accounting pronouncements in 2020.
Administrative System Conversion
As we continue to execute on our strategy to leverage emerging technology and outsource our policy administration functions, during the third quarter of 2020, we completed the conversion of a significant portion of our in-force annuity business to a single third-party service provider. Following the conversion, a number of our customers and distribution partners experienced delays and service interruptions. While these issues have been largely resolved, there can be no assurance that in connection with this or any future conversion we will not incur unanticipated expenses or experience other economic or reputational harm, or be subject to litigation or regulatory investigations and actions, any of which could have a material adverse effect on our business, financial condition, and results of operations. See “Risk Factors — Risks Related to Our Business — The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business,” “Risk Factors — General Risks — Brighthouse may experience difficulty in marketing and distributing products through our distribution channels” and “Risk Factors — Regulatory and Legal Risks — Litigation and regulatory investigations are common in our businesses and may result in significant financial losses and/or harm to our reputation” in our 2019 Annual Report.
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

In March, in response to this extraordinary event, management promptly implemented our business continuity plans, and quickly and successfully shifted all our employees to a work-from-home environment, where they currently remain. Our sales and support teams remain fully operational, and the COVID-19 pandemic has not interrupted our ability to service our distribution partners and customers. Additionally, we are closely monitoring all aspects of our business, including but not limited to, levels of sales and claims activity, policy lapses or surrenders, payments of premiums, sources and uses of liquidity, the valuation of our investments and the performance of our derivatives programs. We have observed varying degrees of impact in these areas, and we have taken prudent and proportionate measures to address such impacts; however, at this time it is impossible to predict if the COVID-19 pandemic will have a material adverse impact on our business, results of operations or financial condition. We continue to closely monitor this evolving situation as we remain focused on ensuring the health and safety of our employees, on supporting our partners and customers as usual and on mitigating potential adverse impacts to our business.
Increased economic uncertainty and increased unemployment resulting from the economic impacts of the COVID-19 pandemic have also impacted sales of certain of our products and have prompted us to take actions to provide relief to customers affected by adverse circumstances due to the COVID-19 pandemic, as previously disclosed in “— Regulatory Developments” in our First Quarter Form 10-Q. While the relief granted to customers to date has not had a material impact on our financial condition or results of operations, it is not possible to estimate the potential impact of any future relief. Circumstances resulting from the COVID-19 pandemic have also impacted the incidents of claims and may have impacted the utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, though such impacts have not been material through the end of the third quarter of 2020. Additionally, circumstances resulting from the COVID-19 pandemic have not materially impacted services we receive from third-party vendors, nor have such circumstances led to the identification of new loss contingencies or any increases in existing loss contingencies. However, there can be no assurance that any future impact from the COVID-19 pandemic, including, without limitation, with respect to revenues and expenses associated with our products, services we receive from third-party vendors, or loss contingencies, will not be material.
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
Regulatory Developments
We and our insurance subsidiary, BHNY, and our reinsurance subsidiary, Brighthouse Reinsurance Company of Delaware, are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, Brighthouse Life Insurance Company and its affiliates are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2019 Annual Report, as amended or supplemented by our subsequent Quarterly Reports under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments.”
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in our 2019 Annual Report.
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

Results of Operations
Annual Actuarial Review
We typically conduct our annual actuarial review (“AAR”) in the third quarter of each year. As a result of the 2020 AAR, we lowered the long-term general account earned rate, driven by a reduction in our mean reversion rate from 3.75% to 3.00%, which had the largest impact to our universal life with secondary guarantees (“ULSG”) business. For our variable annuity business, in addition to the update in the long-term general account earned rate, we updated assumptions regarding policyholder behavior, mortality, separate account fund allocations and volatility, as well as maintenance expenses. In our life business, we updated assumptions related to policyholder behavior, mortality and expenses.
Consolidated Results for the Nine Months Ended September 30, 2020 and 2019
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Revenues
Premiums	$549	$649
Universal life and investment-type product policy fees	2,114	2,190
Net investment income	2,508	2,610
Other revenues	224	199
Net investment gains (losses)	(46)	60
Net derivative gains (losses)	2,227	(218)
Total revenues	7,576	5,490
Expenses
Policyholder benefits and claims	5,094	2,836
Interest credited to policyholder account balances	792	771
Capitalization of DAC	(276)	(271)
Amortization of DAC and VOBA	833	358
Interest expense on debt	51	43
Other expenses	1,551	1,581
Total expenses	8,045	5,318
Income (loss) before provision for income tax	(469)	172
Provision for income tax expense (benefit)	(145)	(46)
Net income (loss)	(324)	218
Less: Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$(325)	$217

The components of net income (loss) were as follows:

	Nine Months Ended September 30,
	2020	2019
	(In millions)
GMLB Riders	$(933)	$(1,252)
Other derivative instruments	1,461	1,114
Net investment gains (losses)	(46)	60
Other adjustments	(65)	(53)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	(887)	302
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(470)	171
Provision for income tax expense (benefit)	(145)	(46)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(325)	$217
Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019
Loss before provision for income tax was $470 million ($325 million, net of income tax), a decrease of $641 million ($542 million, net of income tax) from income before provision for income tax of $171 million ($217 million, net of income tax) in the prior period.
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
◦net losses due to an increase in mortgage loan reserves; and
◦higher impairments on fixed maturity securities in the current period.
The decrease in income before provision for income tax was partially offset by the following key net favorable items:
•long-term interest rates declining more and equity markets increasing less in the current period than in the prior period resulted in:
◦current period gains on interest rate derivatives used to manage interest rate exposure in our ULSG business; and
◦a favorable change in the estimated fair value of the embedded derivatives associated with our fixed indexed annuity business;
partially offset by
◦an unfavorable impact from equity options; and
•lower losses from guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”) in the current period, see “— GMLB Riders for the Nine Months Ended September 30, 2020 and 2019.”
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 31% in the current period compared to 27% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions and tax credits.

Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings was as follows:

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(325)	$217
Add: Provision for income tax expense (benefit)	(145)	(46)
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(470)	171
Less: GMLB Riders	(933)	(1,252)
Less: Other derivative instruments	1,461	1,114
Less: Net investment gains (losses)	(46)	60
Less: Other adjustments	(65)	(53)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	(887)	302
Less: Provision for income tax expense (benefit)	(232)	(19)
Adjusted earnings	$(655)	$321
Consolidated Results for the Nine Months Ended September 30, 2020 and 2019 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Fee income	$2,149	$2,197
Net investment spread	1,060	1,196
Insurance-related activities	(2,448)	(1,301)
Amortization of DAC and VOBA	(358)	(436)
Other expenses, net of DAC capitalization	(1,289)	(1,353)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	(887)	302
Provision for income tax expense (benefit)	(232)	(19)
Adjusted earnings	$(655)	$321
Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019
Adjusted earnings were a loss of $655 million, a decrease of $976 million.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦a net increase in liability balances resulting from changes in connection with the AAR in our life, ULSG and annuities businesses, primarily due to changes in the long-term general account earned rate assumptions;
partially offset by
◦a one-time adjustment in the current period related to modeling improvements resulting from an actuarial system conversion in our life business;
•lower net investment spread due to:
◦lower returns on other limited partnerships for the comparative measurement period; and
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average;
partially offset by

◦higher average invested assets resulting from positive net flows in the general account; and
•lower net fee income due to:
◦lower asset-based fees from lower average separate account balances, a portion of which is offset in other expenses; and
◦a decline in the net cost of insurance fees driven by the aging in-force ULSG business;
partially offset by
◦higher unearned revenue amortization resulting from changes in maintenance expense and policyholder behavior assumptions made in connection with the AAR in our life business.
Key net favorable impacts were:
•lower net amortization of DAC and VOBA due to:
◦a favorable impact in the current period resulting primarily from changes in policyholder behavior and long-term general account earned rate assumptions made in connection with the AAR in our annuities business; and
◦a favorable change in our variable annuity business from changes in actual to expected experience in our in-force blocks;
partially offset by
◦a one-time adjustment in the current period related to modeling improvements resulting from an actuarial system conversion in our life business; and
•lower other expenses due to:
◦the exit of various transition service agreements with our former parent MetLife, Inc. (“MetLife”);
◦interest expense recognized in the prior period on a tax liability associated with our separation from MetLife; and
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which are offset in fee income.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 26% in the current period compared to 6% in the prior period. Certain one-time tax adjustments recognized in the prior period, primarily due to the revaluation of certain liabilities related to our separation from MetLife, resulted in an unusually low effective tax rate in the prior period. In addition to such one-time tax adjustments, our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions and tax credits.
GMLB Riders for the Nine Months Ended September 30, 2020 and 2019
The overall impact to income (loss) before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets, was as follows:

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Liabilities	$(3,710)	$(1,968)
Hedges	2,538	(51)
Ceded reinsurance	99	75
Fees (1)	608	614
GMLB DAC	(468)	78
Total GMLB Riders	$(933)	$(1,252)
______________
(1)Excludes living benefit fees, included as a component of adjusted earnings, of $43 million and $48 million for the nine months ended September 30, 2020 and 2019, respectively.

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019
Comparative results from GMLB Riders were favorable by $319 million, primarily driven by:
•favorable changes in our GMLB hedges; and
•favorable changes to the estimated fair value of Shield Level Annuities (“Shield” and “Shield Annuities”), a suite of structured annuities consisting of products marketed under various names, embedded derivative liabilities (“Shield Annuity liabilities”), net of unfavorable changes to the estimated fair value of the related hedges;
partially offset by
•unfavorable changes to the estimated fair value of variable annuity liability reserves; and
•unfavorable changes in GMLB DAC.
Equity markets increasing less in the current period than in the prior period resulted in the following significant impacts:
•favorable changes to the estimated fair value of our GMLB hedges;
•favorable changes to the estimated fair value of Shield Annuity liabilities, net of unfavorable changes to the estimated fair value of the related hedges; and
•favorable changes to GMLB DAC;
partially offset by
•unfavorable changes to the estimated fair value of variable annuity liability reserves.
Lower interest rates in the current period resulted in the following significant impacts:
•favorable changes to the estimated fair value of our GMLB hedges;
•favorable changes to the estimated fair value of Shield Annuity liabilities, net of unfavorable changes to the estimated fair value of the related hedges; and
•favorable changes to GMLB DAC;
partially offset by
•unfavorable changes to the estimated fair value of variable annuity liability reserves.
The widening of credit default swap spreads combined with a larger increase in the underlying variable annuity liability reserves in the current period resulted in a favorable change in the adjustment for nonperformance risk, net of an unfavorable change in GMLB DAC.
The AAR resulted in unfavorable changes in the current period primarily due to higher reserves and higher DAC amortization recognized in the current period.

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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2020.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements. Except as disclosed in the Notes to the Interim Condensed Consolidated Financial Statements, there have been no new material legal proceedings and no material developments in legal proceedings previously disclosed in our 2019 Annual Report, as amended or supplemented by our subsequent Quarterly Reports.
Item 1A. Risk Factors
We discuss in this report, in our 2019 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in our 2019 Annual Report, as amended or supplemented by our First Quarter Form 10-Q.

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: November 9, 2020