Form 10-Q
period 2021-03-31
BRIGHTHOUSE LIFE INSURANCE Co
filed 2021-05-11
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of May 11, 2021, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at March 31, 2021 (Unaudited) and December 31, 2020 and for the Three Months Ended March 31, 2021 and 2020 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance	9
	Note 4 — Investments	10
	Note 5 — Derivatives	23
	Note 6 — Fair Value	28
	Note 7 — Equity	36
	Note 8 — Other Revenues and Other Expenses	37
	Note 9 — Contingencies, Commitments and Guarantees	38
	Note 10 — Related Party Transactions	41
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 4.	Controls and Procedures	54

Part II — Other Information
Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 6.	Exhibits	55

Signature		56

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2021 (Unaudited) and December 31, 2020
(In millions, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $71,082 and $69,483, respectively; allowance for credit losses of $8 and $2, respectively)	$77,909	$81,299
Equity securities, at estimated fair value	101	133
Mortgage loans (net of allowance for credit losses of $90 and $94, respectively)	15,607	15,722
Policy loans	844	884
Limited partnerships and limited liability companies	3,218	2,809
Short-term investments, principally at estimated fair value	312	1,885
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $13, respectively)	2,277	3,757
Total investments	100,268	106,489
Cash and cash equivalents	3,710	3,684
Accrued investment income	715	656
Premiums, reinsurance and other receivables (net of allowance for credit losses of $10 and $10, respectively)	15,664	15,721
Deferred policy acquisition costs and value of business acquired	4,621	4,357
Other assets	396	395
Separate account assets	104,173	103,986
Total assets	$229,547	$235,288
Liabilities and Equity
Liabilities
Future policy benefits	$42,145	$44,266
Policyholder account balances	54,478	53,946
Other policy-related balances	3,091	3,114
Payables for collateral under securities loaned and other transactions	4,269	5,237
Long-term debt	842	843
Current income tax payable	132	110
Deferred income tax liability	725	1,461
Other liabilities	4,266	4,210
Separate account liabilities	104,173	103,986
Total liabilities	214,121	217,173
Contingencies, Commitments and Guarantees (Note 9)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	18,323	18,323
Retained earnings (deficit)	(6,172)	(5,719)
Accumulated other comprehensive income (loss)	3,185	5,421
Total Brighthouse Life Insurance Company’s stockholder’s equity	15,411	18,100
Noncontrolling interests	15	15
Total equity	15,426	18,115
Total liabilities and equity	$229,547	$235,288
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Revenues
Premiums	$181	$191
Universal life and investment-type product policy fees	743	701
Net investment income	1,169	896
Other revenues	96	84
Net investment gains (losses)	12	(19)
Net derivative gains (losses)	(1,387)	6,747
Total revenues	814	8,600
Expenses
Policyholder benefits and claims	644	1,133
Interest credited to policyholder account balances	290	251
Amortization of deferred policy acquisition costs and value of business acquired	50	702
Other expenses	424	410
Total expenses	1,408	2,496
Income (loss) before provision for income tax	(594)	6,104
Provision for income tax expense (benefit)	(141)	1,265
Net income (loss)	(453)	4,839
Less: Net income (loss) attributable to noncontrolling interests	—	—
Net income (loss) attributable to Brighthouse Life Insurance Company	$(453)	$4,839
Comprehensive income (loss)	$(2,689)	$4,069
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$(2,689)	$4,069
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$75	$18,323	$(5,719)	$5,421	$18,100	$15	$18,115
Net income (loss)			(453)		(453)		(453)
Other comprehensive income (loss), net of income tax				(2,236)	(2,236)		(2,236)
Balance at March 31, 2021	$75	$18,323	$(6,172)	$3,185	$15,411	$15	$15,426

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$75	$19,073	$(3,899)	$3,215	$18,464	$15	$18,479
Cumulative effect of change in accounting principle, net of income tax			(14)	3	(11)		(11)
Balance at January 1, 2020	75	19,073	(3,913)	3,218	18,453	15	18,468
Dividends paid to parent		(300)			(300)		(300)
Net income (loss)			4,839		4,839		4,839
Other comprehensive income (loss), net of income tax				(773)	(773)		(773)
Balance at March 31, 2020	$75	$18,773	$926	$2,445	$22,219	$15	$22,234
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$80	$158
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	2,595	1,644
Equity securities	53	14
Mortgage loans	724	480
Limited partnerships and limited liability companies	49	69
Purchases of:
Fixed maturity securities	(3,945)	(2,469)
Equity securities	(6)	—
Mortgage loans	(568)	(277)
Limited partnerships and limited liability companies	(204)	(178)
Cash received in connection with freestanding derivatives	1,012	3,411
Cash paid in connection with freestanding derivatives	(1,581)	(1,806)
Issuances of loans to affiliate	—	(100)
Net change in policy loans	40	39
Net change in short-term investments	1,573	(2,245)
Net change in other invested assets	—	18
Net cash provided by (used in) investing activities	(258)	(1,400)
Cash flows from financing activities
Policyholder account balances:
Deposits	1,921	1,839
Withdrawals	(682)	(473)
Net change in payables for collateral under securities loaned and other transactions	(968)	6,590
Long-term and short-term debt issued	—	100
Dividends paid to parent	—	(300)
Financing element on certain derivative instruments and other derivative related transactions, net	(67)	(486)
Other, net	—	(13)
Net cash provided by (used in) financing activities	204	7,257
Change in cash, cash equivalents and restricted cash	26	6,015
Cash, cash equivalents and restricted cash, beginning of period	3,684	2,493
Cash, cash equivalents and restricted cash, end of period	$3,710	$8,508
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$34	$34
Income tax	$(21)	$—
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“BLIC” and the “Company” refer to Brighthouse Life Insurance Company, a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC (“BH Holdings”) and an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” together with its subsidiaries and affiliates, “Brighthouse Financial”). BLIC offers a range of individual annuities and individual life insurance products. The Company is organized into three segments: Annuities; Life; and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other.
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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2020 consolidated balance sheet data was derived from audited consolidated financial statements included in Brighthouse Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2020 Annual Report.
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no ASUs adopted during the first quarter of 2021.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of New Accounting Pronouncements
In August 2018, the FASB issued new guidance on long-duration contracts (ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts). This new guidance is effective for fiscal years beginning after January 1, 2023. The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (i) require all guarantees that qualify as market risk benefits to be measured at fair value, (ii) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (iii) modify the methods of amortization for deferred policy acquisition costs (“DAC”), and (iv) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances. The market risk benefit guidance is required to be applied on a retrospective basis, while the changes to guidance for insurance liabilities and DAC may be applied to existing carrying amounts on the effective date or on a retrospective basis.
The Company continues to evaluate the new guidance and therefore is unable to estimate the impact on its financial statements. The most significant impact from the ASU is the requirement that all variable annuity guarantees will be considered market risk benefits and measured at fair value, whereas currently a significant amount of variable annuity guarantees are classified as insurance liabilities.
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
Run-off
The Run-off segment consists of products that are no longer actively sold and are separately managed, including structured settlements, pension risk transfer contracts, certain company-owned life insurance policies, certain funding agreements and universal life with secondary guarantees.
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
Financial Measures and Segment Accounting Policies
Adjusted earnings is a financial measure used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. Consistent with GAAP guidance for segment reporting, adjusted earnings is also used to measure segment performance. The Company believes the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of its performance by the investor community and contract holders by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings should not be viewed as a substitute for net income (loss) attributable to Brighthouse Life Insurance Company and excludes net income (loss) attributable to noncontrolling interests.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:
•Net investment gains (losses);
•Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment; and
•Certain variable annuity guaranteed minimum income benefits (“GMIB”) fees (“GMIB Fees”).
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended March 31, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$396	$141	$85	$(66)	$556
Provision for income tax expense (benefit)	75	29	9	(12)	101
Post-tax adjusted earnings	321	112	76	(54)	455
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$321	$112	$76	$(54)	455
Adjustments for:
Net investment gains (losses)					12
Net derivative gains (losses)					(1,387)
Other adjustments to net income (loss)					225
Provision for income tax (expense) benefit					242
Net income (loss) attributable to Brighthouse Life Insurance Company					$(453)

Interest revenue	$547	$150	$463	$14
Interest expense	$—	$—	$—	$17

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Three Months Ended March 31, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$383	$21	$(89)	$(83)	$232
Provision for income tax expense (benefit)	72	4	(19)	(25)	32
Post-tax adjusted earnings	311	17	(70)	(58)	200
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$311	$17	$(70)	$(58)	200
Adjustments for:
Net investment gains (losses)					(19)
Net derivative gains (losses)					6,747
Other adjustments to net income (loss)					(856)
Provision for income tax (expense) benefit					(1,233)
Net income (loss) attributable to Brighthouse Life Insurance Company					$4,839

Interest revenue	$458	$100	$324	$16
Interest expense	$—	$—	$—	$17
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Annuities	$1,147	$1,013
Life	324	269
Run-off	628	493
Corporate & Other	35	38
Adjustments	(1,320)	6,787
Total	$814	$8,600
Total assets by segment, as well as Corporate & Other, were as follows at:

	March 31, 2021	December 31, 2020
	(In millions)
Annuities	$166,591	$167,806
Life	17,305	17,796
Run-off	35,279	38,366
Corporate & Other	10,372	11,320
Total	$229,547	$235,288
3. Insurance
Guarantees
As discussed in Notes 1 and 3 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report, the Company issues variable annuity contracts with guaranteed minimum benefits. Guaranteed minimum death benefits, the life contingent portion of guaranteed minimum withdrawal benefits (“GMWB”) and certain portions of GMIBs are accounted for as insurance liabilities in future policyholder benefits, while other guarantees are accounted for in whole or in part as embedded derivatives in policyholder account balances and are further discussed in Note 5.
The Company also has secondary guarantees on universal and variable life insurance contracts accounted for as insurance liabilities.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance (continued)
Information regarding the Company’s guarantee exposure was as follows at:

	March 31, 2021				December 31, 2020
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$104,220		$57,305		$104,075		$57,790
Separate account value	$99,374		$56,184		$99,257		$56,668
Net amount at risk	$6,660	(4)	$5,369	(5)	$6,392	(4)	$6,341	(5)
Average attained age of contract holders	71 years		70 years		70 years		70 years

	March 31, 2021	December 31, 2020
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,691	$5,772
Net amount at risk (6)	$68,529	$69,083
Average attained age of policyholders	67 years	67 years

Variable Life Contracts
Total account value (3)	$1,347	$1,306
Net amount at risk (6)	$11,047	$11,234
Average attained age of policyholders	46 years	46 years
_______________
(1)The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
(2)Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 5 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for a discussion of guaranteed minimum benefits which have been reinsured.
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
4. Investments
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for a description of the Company’s accounting policies for investments and Note 6 for information about the fair value hierarchy for investments and the related valuation methodologies.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	March 31, 2021					December 31, 2020
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$32,762	$2	$3,118	$430	$35,448	$32,062	$2	$5,286	$70	$37,276
Foreign corporate	10,291	6	948	123	11,110	9,926	—	1,493	44	11,375
U.S. government and agency	6,153	—	1,642	132	7,663	5,871	—	2,599	6	8,464
RMBS	7,280	—	521	18	7,783	7,578	—	644	3	8,219
CMBS	6,240	—	371	34	6,577	6,120	—	586	9	6,697
State and political subdivision	3,823	—	724	26	4,521	3,607	—	948	—	4,555
ABS	2,998	—	51	5	3,044	2,831	—	60	10	2,881
Foreign government	1,535	—	238	10	1,763	1,488	—	345	1	1,832
Total fixed maturity securities	$71,082	$8	$7,613	$778	$77,909	$69,483	$2	$11,961	$143	$81,299
The Company held non-income producing fixed maturity securities with an estimated fair value of $2 million and $5 million at March 31, 2021 and December 31, 2020, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2021:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,414	$7,353	$15,160	$30,637	$16,518	$71,082
Estimated fair value	$1,437	$7,812	$16,181	$35,075	$17,404	$77,909
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

	March 31, 2021				December 31, 2020
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$6,426	$419	$310	$11	$1,726	$57	$181	$13
Foreign corporate	1,614	88	289	35	243	7	345	37
U.S. government and agency	985	132	—	—	236	6	—	—
RMBS	834	16	56	2	180	2	22	1
CMBS	860	31	85	3	331	7	44	2
State and political subdivision	590	26	—	—	46	—	—	—
ABS	538	3	345	2	506	3	629	7
Foreign government	171	10	—	—	55	1	—	—
Total fixed maturity securities	$12,018	$725	$1,085	$53	$3,323	$83	$1,221	$60
Total number of securities in an unrealized loss position	1,697		292		665		241
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $557 million and $506 million at March 31, 2021 and December 31, 2020, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $8 million, relating to four securities at March 31, 2021. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses by sector were as follows:

	U.S. Corporate	Foreign Corporate	Foreign Government	Total
	(In millions)
Three Months Ended March 31, 2021
Balance, beginning of period	$2	$—	$—	$2
Allowance on securities where credit losses were not previously recorded	—	6	—	6
Change in allowance on securities with an allowance recorded in a previous period	—	—	—	—
Write-offs charged against allowance (1)	—	—	—	—
Balance, end of period	$2	$6	$—	$8
Three Months Ended March 31, 2020
Balance, beginning of period	$3	$1	$—	$4
Allowance on securities where credit losses were not previously recorded	8	—	1	9
Change in allowance on securities with an allowance recorded in a previous period	—	1	—	1
Write-offs charged against allowance (1)	(3)	(1)	—	(4)
Balance, end of period	$8	$1	$1	$10
_______________
(1)The Company did not record any write-offs during the three months ended March 31, 2021. The Company recorded total write-offs of $12 million during the three months ended March 31, 2020.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$9,615	61.6%	$9,687	61.6%
Agricultural	3,550	22.8	3,479	22.1
Residential	2,532	16.2	2,650	16.9
Total mortgage loans (1)	15,697	100.6	15,816	100.6
Allowance for credit losses	(90)	(0.6)	(94)	(0.6)
Total mortgage loans, net	$15,607	100.0%	$15,722	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $178 million and $157 million for the three months ended March 31, 2021 and 2020, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the impact of the ongoing worldwide pandemic sparked by the novel coronavirus (“COVID-19 pandemic”), interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at both March 31, 2021 and December 31, 2020. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $82 million and $88 million at March 31, 2021 and December 31, 2020, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Three Months Ended March 31, 2021
Balance, beginning of period	$44	$15	$35	$94
Current period provision	1	(2)	(3)	(4)
Balance, end of period	$45	$13	$32	$90
Three Months Ended March 31, 2020
Balance, beginning of period	$27	$16	$21	$64
Current period provision	—	1	3	4
Balance, end of period	$27	$17	$24	$68
PCD Mortgage Loans
The Company did not purchase any PCD mortgage loans during both the three months ended March 31, 2021 and 2020.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2021	2020	2019	2018	2017	Prior	Total
	(In millions)
March 31, 2021
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$63	$316	$1,476	$953	$513	$3,714	$7,035
65% to 75%	83	200	500	532	312	555	2,182
76% to 80%	—	—	—	—	44	85	129
Greater than 80%	—	—	—	30	—	239	269
Total commercial mortgage loans	146	516	1,976	1,515	869	4,593	9,615
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	200	562	523	730	351	928	3,294
65% to 75%	42	79	80	5	32	18	256
Total agricultural mortgage loans	242	641	603	735	383	946	3,550
Residential mortgage loans
Performing	1	249	397	339	101	1,371	2,458
Nonperforming	—	1	2	4	—	67	74
Total residential mortgage loans	1	250	399	343	101	1,438	2,532
Total	$389	$1,407	$2,978	$2,593	$1,353	$6,977	$15,697

	2020	2019	2018	2017	2016	Prior	Total
	(In millions)
December 31, 2020
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$317	$1,527	$1,004	$514	$1,106	$2,808	$7,276
65% to 75%	200	450	482	322	59	498	2,011
76% to 80%	—	—	—	44	79	8	131
Greater than 80%	—	—	29	—	6	234	269
Total commercial mortgage loans	517	1,977	1,515	880	1,250	3,548	9,687
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	566	526	749	377	412	627	3,257
65% to 75%	81	80	10	33	—	18	222
Total agricultural mortgage loans	647	606	759	410	412	645	3,479
Residential mortgage loans
Performing	214	381	413	131	70	1,375	2,584
Nonperforming	2	6	4	—	1	53	66
Total residential mortgage loans	216	387	417	131	71	1428	2,650
Total	$1,380	$2,970	$2,691	$1,421	$1,733	$5,621	$15,816

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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	March 31, 2021		December 31, 2020
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$9,023	93.9%	$9,423	97.3%
1.00x - 1.20x	340	3.5	204	2.1
Less than 1.00x	252	2.6	60	0.6
Total	$9,615	100.0%	$9,687	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both March 31, 2021 and December 31, 2020. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans during the forbearance period is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments. At March 31, 2021 and December 31, 2020, $41 million and $38 million, respectively, of the COVID-19 pandemic modified loans were classified as delinquent.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	March 31, 2021				December 31, 2020
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$9,615	$3,531	$2,451	$15,597	$9,687	$3,479	$2,575	$15,741
30-59 days past due	—	14	7	21	—	—	9	9
60-89 days past due	—	3	26	29	—	—	24	24
90-179 days past due	—	2	32	34	—	—	27	27
180+ days past due	—	—	16	16	—	—	15	15
Total	$9,615	$3,550	$2,532	$15,697	$9,687	$3,479	$2,650	$15,816

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At March 31, 2021 and December 31, 2020, $41 million and $38 million, respectively, of the COVID-19 pandemic modified loans were in nonaccrual status.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment were as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
March 31, 2021	$—	$14	$74	$88
December 31, 2020	$—	$—	$66	$66
_______________
(1)The Company had $10 million and $7 million of residential mortgage loans in nonaccrual status for which there was no related allowance for credit losses at March 31, 2021 and December 31, 2020, respectively.
Current period investment income on mortgage loans in nonaccrual status was less than $1 million for both the three months ended March 31, 2021 and 2020.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring during both the three months ended March 31, 2021 and 2020.
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
Leveraged Leases
The carrying value of leveraged leases and the allowance for credit losses were $50 million and $13 million, respectively, at both March 31, 2021 and December 31, 2020. Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 12 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. Nonperforming rental receivables are generally defined as those that are 90 days or more past due. At both March 31, 2021 and December 31, 2020, all leveraged leases were performing.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	March 31, 2021	December 31, 2020
	(In millions)
Fixed maturity securities	$6,836	$11,818
Derivatives	88	162
Other	(18)	(16)
Subtotal	6,906	11,964
Amounts allocated from:
Future policy benefits	(2,564)	(4,598)
DAC, VOBA and DSI	(293)	(494)
Subtotal	(2,857)	(5,092)
Deferred income tax benefit (expense)	(850)	(1,443)
Net unrealized investment gains (losses)	$3,199	$5,429
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2021
(In millions)
Balance at December 31, 2020	$5,429
Unrealized investment gains (losses) during the period	(5,058)
Unrealized investment gains (losses) relating to:
Future policy benefits	2,034
DAC, VOBA and DSI	201
Deferred income tax benefit (expense)	593
Balance at March 31, 2021	$3,199
Change in net unrealized investment gains (losses)	$(2,230)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2021 and December 31, 2020.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2021	December 31, 2020
	(In millions)
Securities on loan: (1)
Amortized cost	$2,532	$2,373
Estimated fair value	$3,243	$3,603
Cash collateral received from counterparties (2)	$3,330	$3,674
Reinvestment portfolio — estimated fair value	$3,501	$3,830
_______________
(1)Included within fixed maturity securities.
(2)Included within payables for collateral under securities loaned and other transactions.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	March 31, 2021				December 31, 2020
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$906	$1,709	$714	$3,329	$937	$2,300	$437	$3,674
U.S. corporate	1	—	—	1	—	—	—	—
Total	$907	$1,709	$714	$3,330	$937	$2,300	$437	$3,674
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2021 was $879 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, U.S. and foreign corporate securities and non-agency RMBS) with 56% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at March 31, 2021. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	March 31, 2021	December 31, 2020
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$9,408	$10,131
Invested assets held in trust (reinsurance agreements) (2)	5,450	5,711
Invested assets pledged as collateral (3)	5,558	5,595
Total invested assets on deposit, held in trust and pledged as collateral	$20,416	$21,437
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $61 million and $59 million of the assets on deposit represents restricted cash and cash equivalents at March 31, 2021 and December 31, 2020, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $73 million and $101 million of the assets held in trust balance represents restricted cash and cash equivalents at March 31, 2021 and December 31, 2020, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report) and derivative transactions (see Note 5).
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either March 31, 2021 or December 31, 2020.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	March 31, 2021		December 31, 2020
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$13,106	$12,320	$13,494	$12,416
Limited partnerships and LLCs	2,700	3,982	2,307	3,565
Total	$15,806	$16,302	$15,801	$15,981
The Company’s investments in unconsolidated VIEs are described below.
Fixed Maturity Securities
The Company invests in U.S. corporate bonds, foreign corporate bonds and Structured Securities issued by VIEs. The Company is not obligated to provide any financial or other support to these VIEs, other than the original investment. The Company’s involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed as having the power to direct the activities that most significantly impact the economic performance of the VIE, nor does the Company function in any of these roles. The Company does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity; as a result, the Company has determined it is not the primary beneficiary, or consolidator, of the VIE. The Company’s maximum exposure to loss on these fixed maturity securities is limited to the amortized cost of these investments. See “— Fixed Maturity Securities Available-for-sale” for information on these securities.
Limited Partnerships and LLCs
The Company holds investments in certain limited partnerships and LLCs which are VIEs. These ventures include limited partnerships, LLCs, private equity funds, hedge funds, and to a lesser extent tax credit and renewable energy partnerships. The Company is not considered the primary beneficiary, or consolidator, when its involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner’s interest does not provide the Company with any substantive kick-out or participating rights, nor does it provide the Company with the power to direct the activities of the fund. The Company’s maximum exposure to loss on these investments is limited to: (i) the amount invested in debt or equity of the VIE and (ii) commitments to the VIE, as described in Note 9.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Investment income:
Fixed maturity securities	$680	$658
Equity securities	1	2
Mortgage loans	163	166
Policy loans	10	6
Limited partnerships and LLCs (1)	338	82
Cash, cash equivalents and short-term investments	1	20
Other	10	13
Total investment income	1,203	947
Less: Investment expenses	34	51
Net investment income	$1,169	$896
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $331 million and $73 million for the three months ended March 31, 2021 and 2020, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Fixed maturity securities	$8	$(6)
Equity securities	—	(14)
Mortgage loans	4	(4)
Limited partnerships and LLCs	—	(1)
Other	—	6
Total net investment gains (losses)	$12	$(19)
Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Proceeds	$1,218	$647
Gross investment gains	$31	$17
Gross investment losses	(17)	(6)
Net investment gains (losses)	$14	$11

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives
Accounting for Derivatives
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for a description of the Company’s accounting policies for derivatives and Note 8 for information about the fair value hierarchy for derivatives.
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
•Equity derivatives: options, total return swaps and variance swaps; and
•Credit derivatives: single and index reference credit default swaps and swaptions.
For detailed information on these contracts and the related strategies, see Note 7 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		March 31, 2021			December 31, 2020
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$270	$10	$—	$290	$66	$—
Foreign currency swaps	Foreign currency exchange rate	2,767	99	107	2,750	122	112
Total qualifying hedges		3,037	109	107	3,040	188	112
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	2,545	333	—	2,295	463	—
Interest rate caps	Interest rate	2,350	9	—	2,350	2	—
Interest rate options	Interest rate	32,340	192	142	25,980	712	122
Interest rate forwards	Interest rate	8,965	78	609	8,086	851	78
Foreign currency swaps	Foreign currency exchange rate	981	67	29	989	85	32
Foreign currency forwards	Foreign currency exchange rate	220	1	—	201	—	—
Credit default swaps — purchased	Credit	18	—	—	18	—	—
Credit default swaps — written	Credit	1,774	38	2	1,755	41	—
Credit default options	Credit	150	—	—	100	—	—
Equity index options	Equity market	30,438	1,092	871	31,576	1,071	838
Equity variance swaps	Equity market	1,098	16	13	1,098	13	20
Equity total return swaps	Equity market	24,428	156	293	15,056	143	822
Total non-designated or non-qualifying derivatives		105,307	1,982	1,959	89,504	3,381	1,912
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	197	—	N/A	283	—
Direct index-linked annuities	Other	N/A	—	4,560	N/A	—	3,855
Direct guaranteed minimum benefits	Other	N/A	—	1,605	N/A	—	2,751
Assumed guaranteed minimum benefits	Other	N/A	—	421	N/A	—	596
Assumed index-linked annuities	Other	N/A	—	385	N/A	—	382
Total embedded derivatives		N/A	197	6,971	N/A	283	7,584
Total		$108,344	$2,288	$9,037	$92,544	$3,852	$9,608
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2021 and December 31, 2020. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in ASC 815; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended March 31, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$1	$—	$1	$(52)
Foreign currency exchange rate derivatives	5	(3)	8	(15)
Total cash flow hedges	6	(3)	9	(67)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(1,912)	—	—	—
Foreign currency exchange rate derivatives	(7)	3	—	—
Credit derivatives	3	—	—	—
Equity derivatives	(142)	—	—	—
Embedded derivatives	665	—	—	—
Total non-qualifying hedges	(1,393)	3	—	—
Total	$(1,387)	$—	$9	$(67)
Three Months Ended March 31, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$1	$—	$1	$97
Foreign currency exchange rate derivatives	—	—	11	456
Total cash flow hedges	1	—	12	553
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	4,921	—	—	—
Foreign currency exchange rate derivatives	132	(7)	—	—
Credit derivatives	(31)	—	—	—
Equity derivatives	1,964	—	—	—
Embedded derivatives	(233)	—	—	—
Total non-qualifying hedges	6,753	(7)	—	—
Total	$6,754	$(7)	$12	$553
At both March 31, 2021 and December 31, 2020, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions was three years.
At March 31, 2021 and December 31, 2020, the balance in AOCI associated with cash flow hedges was $88 million and $162 million, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	March 31, 2021			December 31, 2020
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$12	$693	2.7	$15	$683	2.9
Baa	24	1,081	5.5	26	1,072	5.2
Total	$36	$1,774	4.4	$41	$1,755	4.3
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
March 31, 2021
Derivative assets	$2,111	$(1,308)	$(753)	$50	$(43)	$7
Derivative liabilities	$2,052	$(1,308)	$—	$744	$(703)	$41
December 31, 2020
Derivative assets	$3,574	$(1,342)	$(1,327)	$905	$(840)	$65
Derivative liabilities	$2,010	$(1,342)	$—	$668	$(630)	$38
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	March 31, 2021	December 31, 2020
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$744	$668
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$1,144	$1,205
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

	March 31, 2021
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$34,976	$472	$35,448
Foreign corporate	—	10,915	195	11,110
U.S. government and agency	2,175	5,488	—	7,663
RMBS	—	7,743	40	7,783
CMBS	—	6,577	—	6,577
State and political subdivision	—	4,521	—	4,521
ABS	—	2,958	86	3,044
Foreign government	—	1,763	—	1,763
Total fixed maturity securities	2,175	74,941	793	77,909
Equity securities	35	63	3	101
Short-term investments	216	96	—	312
Derivative assets: (1)
Interest rate	—	622	—	622
Foreign currency exchange rate	—	166	1	167
Credit	—	24	14	38
Equity market	—	1,249	15	1,264
Total derivative assets	—	2,061	30	2,091
Embedded derivatives within asset host contracts (2)	—	—	197	197
Separate account assets	81	104,090	2	104,173
Total assets	$2,507	$181,251	$1,025	$184,783
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$751	$—	$751
Foreign currency exchange rate	—	129	7	136
Credit	—	—	2	2
Equity market	—	1,164	13	1,177
Total derivative liabilities	—	2,044	22	2,066
Embedded derivatives within liability host contracts (2)	—	—	6,971	6,971
Total liabilities	$—	$2,044	$6,993	$9,037

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	December 31, 2020
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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the three months ended March 31, 2021.
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
The Company issues certain variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMAB”), the non-life contingent portion of GMWBs and certain portions of GMIBs are accounted for as embedded derivatives and measured at estimated fair value separately from the host variable annuity contract. These embedded derivatives are classified within policyholder account balances on the consolidated balance sheets, with changes in estimated fair value reported in net derivative gains (losses).

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

					March 31, 2021			December 31, 2020			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.03%	-	12.13%	0.03%	-	12.13%	Decrease (1)
			•	Lapse rates	0.25%	-	15.00%	0.25%	-	15.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.66%	-	22.21%	16.66%	-	22.21%	Increase (5)
			•	Nonperformance risk spread	0.25%	-	1.45%	0.47%	-	1.97%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended March 31, 2021
Balance, beginning of period	$684	$67	$—	$—	$3	$—	$2	$(7,301)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(1)	—	—	—	—	—	8	665	—
Total realized/unrealized gains (losses) included in AOCI	(22)	—	—	—	—	—	(1)	—	—
Purchases (7)	118	80	—	—	—	—	(2)	—	—
Sales (7)	(4)	(3)	—	—	—	—	—	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(138)	—
Transfers into Level 3 (8)	4	3	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(112)	(21)	—	—	—	—	1	—	—
Balance, end of period	$667	$126	$—	$—	$3	$—	$8	$(6,774)	$2
Three Months Ended March 31, 2020
Balance, beginning of period	$457	$117	$73	$—	$8	$5	$16	$(4,365)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(2)	—	—	—	—	—	1	(233)	—
Total realized/unrealized gains (losses) included in AOCI	(44)	(8)	—	—	—	—	31	—	(1)
Purchases (7)	249	65	—	7	—	—	—	—	1
Sales (7)	(11)	(6)	(1)	—	—	(3)	2	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(149)	—
Transfers into Level 3 (8)	220	68	—	—	—	—	—	—	1
Transfers out of Level 3 (8)	(31)	(18)	—	—	(4)	—	—	—	—
Balance, end of period	$838	$218	$72	$7	$4	$2	$50	$(4,747)	$4
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2021 (9)	$(1)	$—	$—	$—	$—	$—	$8	$663	$—
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at March 31, 2021 (9)	$(22)	$—	$—	$—	$—	$—	$(1)	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2020 (9)	$(1)	$—	$—	$—	$—	$—	$1	$(242)	$—
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at March 31, 2020 (9)	$(44)	$(8)	$—	$—	$—	$—	$30	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2021
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$15,607	$—	$—	$16,453	$16,453
Policy loans	$844	$—	$454	$537	$991
Other invested assets	$55	$—	$40	$15	$55
Premiums, reinsurance and other receivables	$3,147	$—	$60	$3,771	$3,831
Liabilities
Policyholder account balances	$17,703	$—	$—	$18,738	$18,738
Long-term debt	$842	$—	$37	$993	$1,030
Other liabilities	$1,126	$—	$288	$848	$1,136
Separate account liabilities	$1,358	$—	$1,358	$—	$1,358

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
7. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2020	$5,321	$108	$(8)	$5,421
OCI before reclassifications	(2,737)	(67)	(8)	(2,812)
Deferred income tax benefit (expense)	575	14	2	591
AOCI before reclassifications, net of income tax	3,159	55	(14)	3,200
Amounts reclassified from AOCI	(12)	(7)	—	(19)
Deferred income tax benefit (expense)	3	1	—	4
Amounts reclassified from AOCI, net of income tax	(9)	(6)	—	(15)
Balance at March 31, 2021	$3,150	$49	$(14)	$3,185

	Three Months Ended March 31, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2019	$3,066	$163	$(14)	$3,215
OCI before reclassifications (2)	(1,509)	553	(6)	(962)
Deferred income tax benefit (expense)	318	(116)	—	202
AOCI before reclassifications, net of income tax	1,875	600	(20)	2,455
Amounts reclassified from AOCI	(10)	(2)	—	(12)
Deferred income tax benefit (expense)	2	—	—	2
Amounts reclassified from AOCI, net of income tax	(8)	(2)	—	(10)
Balance at March 31, 2020	$1,867	$598	$(20)	$2,445
_______________
(1)See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
(2)Includes $3 million related to the adoption of the allowance for credit losses guidance.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2021	2020
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$15	$12	Net investment gains (losses)
Net unrealized investment gains (losses)	(3)	(2)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	12	10
Income tax (expense) benefit	(3)	(2)
Net unrealized investment gains (losses), net of income tax	9	8
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	1	1	Net derivative gains (losses)
Interest rate swaps	1	1	Net investment income
Foreign currency swaps	5	—	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	7	2
Income tax (expense) benefit	(1)	—
Gains (losses) on cash flow hedges, net of income tax	6	2
Total reclassifications, net of income tax	$15	$10
8. Other Revenues and Other Expenses
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
Other revenues consisted primarily of 12b-1 fees of $65 million and $59 million for the three months ended March 31, 2021 and 2020, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Compensation	$85	$73
Contracted services and other labor costs	53	61
Transition services agreements	30	36
Establishment costs	16	40
Premium and other taxes, licenses and fees	13	11
Volume related costs, excluding compensation, net of DAC capitalization	158	122
Interest expense on debt	17	17
Other	52	50
Total other expenses	$424	$410
Related Party Expenses
See Note 10 for a discussion of related party expenses included in the table above.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2021.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of March 31, 2021, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.

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
Cost of Insurance Class Actions
Richard A. Newton v. Brighthouse Life Insurance Company (U.S. District Court, Northern District of Georgia, Atlanta Division, filed May 8, 2020). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff was the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of all persons who own or owned life insurance policies issued where the terms of the life insurance policy provide or provided, among other things, a guarantee that the cost of insurance rates would not be increased by more than a specified percentage in any contract year. Plaintiff alleges, among other things, causes of action for breach of contract, fraud, suppression and concealment, and violation of the Georgia Racketeer Influenced and Corrupt Organizations Act. Plaintiff seeks to recover damages, including punitive damages, interest and treble damages, attorneys’ fees, and injunctive and declaratory relief. Brighthouse Life Insurance Company filed a motion to dismiss in June 2020, which was granted in part and denied in part. Plaintiff was granted leave to amend the complaint. The Company intends to vigorously defend this matter.
Lawrence Martin v. Brighthouse Life Insurance Company and Brighthouse Life Insurance Company of NY (U.S. District Court, Southern District of New York, filed April 6, 2021). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company and Brighthouse Life Insurance Company of NY. Plaintiff is the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of similarly situated owners of universal life insurance policies issued or administered by defendants and alleges that cost of insurance charges should have decreased over time due to improving mortality but did not. Plaintiff alleges, among other things, causes of action for breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment. Plaintiff seeks to recover compensatory damages, attorney’s fees, interest, and equitable relief including a constructive trust. The Company intends to vigorously defend this matter.
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
As of March 31, 2021, the Company estimates the amount of reasonably possible losses in excess of the amounts accrued for certain non-litigation loss contingencies to be up to approximately $125 million, which are primarily associated with reinsurance-related matters. For certain other reinsurance-related matters, the Company is not currently able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
On a quarterly and annual basis, the Company reviews relevant information with respect to non-litigation contingencies and, when applicable, updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $279 million and $210 million at March 31, 2021 and December 31, 2020, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $2.0 billion and $1.7 billion at March 31, 2021 and December 31, 2020, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Contingencies, Commitments and Guarantees (continued)
The Company’s recorded liabilities were $1 million at both March 31, 2021 and December 31, 2020 for indemnities, guarantees and commitments.
10. Related Party Transactions
The Company has various existing arrangements with its Brighthouse Financial affiliates and had previous arrangements with MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”) for services necessary to conduct its activities. Certain of the MetLife services have continued, however, MetLife ceased to be a related party in June 2018. See Note 8 for amounts related to continuing transition services. Other material arrangements between the Company and its related parties not disclosed elsewhere are as follows:
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
Information regarding the significant effects of assumed reinsurance with New England Life Insurance Company (“NELICO”), an affiliate, included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Premiums	$2	$—
Universal life and investment-type product policy fees	$2	$2
Other revenues	$1	$—
Policyholder benefits and claims	$7	$17
Other expenses	$(4)	$(5)
Information regarding the significant effects of assumed reinsurance with NELICO included on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2021	December 31, 2020
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$26	$24
Liabilities
Future policy benefits	$119	$120
Policyholder account balances	$421	$596
Other policy-related balances	$19	$10
Other liabilities	$5	$9
The Company assumes risks from NELICO related to guaranteed minimum benefits written directly by the cedent. The assumed reinsurance agreements contain embedded derivatives and changes in the estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $421 million and $596 million at March 31, 2021 and December 31, 2020, respectively. Net derivative gains (losses) associated with the embedded derivatives were $176 million and ($266) million for the three months ended March 31, 2021 and 2020, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Related Party Transactions (continued)
Shared Services and Overhead Allocations
Brighthouse Services, LLC, an affiliate, currently provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $57 million and $53 million for the three months ended March 31, 2021 and 2020, respectively. Costs incurred under these arrangements were $228 million and $256 million for the three months ended March 31, 2021 and 2020, respectively, and were recorded in other expenses.
Included in these costs were those incurred related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company incurred costs of $0 and $22 million for the three months ended March 31, 2021 and 2020, respectively. The Company has been charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes the method used to allocate expenses under this arrangement has been reasonable, the allocated expenses may not have been indicative of those of a standalone entity. These establishment costs were fully allocated as of December 31, 2020.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($63) million and ($21) million at March 31, 2021 and December 31, 2020, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $55 million and $50 million for the three months ended March 31, 2021 and 2020, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $236 million and $204 million for the three months ended March 31, 2021 and 2020, respectively. The Company also had related party fee income receivables of $19 million and $18 million at March 31, 2021 and December 31, 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company, a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC and an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse Financial”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2021 (the “2020 Annual Report”); and (iii) our current reports on Form 8-K filed in 2021.
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
For operating purposes, we have established three segments: (i) Annuities, (ii) Life and (iii) Run-off, which consists of products that are no longer actively sold and are separately managed. In addition, we report certain of our results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” included in our 2020 Annual Report, as well as Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding our segments and Corporate & Other.
COVID-19 Pandemic
We continue to closely monitor developments related to the worldwide pandemic sparked by the novel coronavirus (“COVID-19 pandemic”), which has negatively impacted us in certain respects. At this time, it continues to not be possible to estimate the severity or duration of the pandemic, including the severity, duration and frequency of any additional “waves” of the pandemic or the efficacy of any therapeutic treatments and vaccines for COVID-19, including their efficacy with respect to variants of COVID-19 that have emerged or could emerge in the future. It is likewise not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, financial condition, results of operations and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise aspects of our business model or targets previously provided to the markets. See “Business — Regulation,” “Risk Factors — Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — COVID-19 Pandemic” included in our 2020 Annual Report, as well as Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.
Regulatory Developments
We, including our insurance subsidiary, BHNY, and our reinsurance subsidiary, Brighthouse Reinsurance Company of Delaware, are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, Brighthouse Life Insurance Company and its affiliates are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2020 Annual Report, as may be amended or supplemented by our subsequent Quarterly Reports under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments.”
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in our 2020 Annual Report.
Non-GAAP Disclosures
Our definitions of the non-GAAP measures may differ from those used by other companies.
Non-GAAP Financial Disclosures
Adjusted Earnings
In this report, we present adjusted earnings, which excludes net income (loss) attributable to noncontrolling interests, as a measure of our performance that is not calculated in accordance with GAAP. We believe the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of its performance by the investor community and contract holders by highlighting the results of operations and the underlying profitability drivers of our business. However, adjusted earnings should not be viewed as a substitute for net income (loss) attributable to Brighthouse Life Insurance Company, which is the most directly comparable financial measure calculated in accordance with GAAP. See “— Results of Operations” for a reconciliation of adjusted earnings to net income (loss) attributable to Brighthouse Life Insurance Company.
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
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:
•Net investment gains (losses);
•Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”); and
•Certain variable annuity guaranteed minimum income benefits (“GMIB”) fees (“GMIB Fees”).
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

Results of Operations
Consolidated Results for the Three Months Ended March 31, 2021 and 2020
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended March 31,
	2021	2020
	(In millions)
Revenues
Premiums	$181	$191
Universal life and investment-type product policy fees	743	701
Net investment income	1,169	896
Other revenues	96	84
Net investment gains (losses)	12	(19)
Net derivative gains (losses)	(1,387)	6,747
Total revenues	814	8,600
Expenses
Policyholder benefits and claims	644	1,133
Interest credited to policyholder account balances	290	251
Capitalization of DAC	(113)	(97)
Amortization of DAC and VOBA	50	702
Interest expense on debt	17	17
Other expenses	520	490
Total expenses	1,408	2,496
Income (loss) before provision for income tax	(594)	6,104
Provision for income tax expense (benefit)	(141)	1,265
Net income (loss)	(453)	4,839
Less: Net income (loss) attributable to noncontrolling interests	—	—
Net income (loss) attributable to Brighthouse Life Insurance Company	$(453)	$4,839
The components of net income (loss) were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
GMLB Riders	$(243)	$4,244
Other derivative instruments	(956)	1,719
Net investment gains (losses)	12	(19)
Other adjustments	37	(72)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	556	232
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(594)	6,104
Provision for income tax expense (benefit)	(141)	1,265
Net income (loss) attributable to Brighthouse Life Insurance Company	$(453)	$4,839
Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
Loss before provision for income tax was $594 million ($453 million, net of income tax), a decrease of $6.7 billion ($5.3 billion, net of income tax) from income before provision for income tax of $6.1 billion ($4.8 billion, net of income tax) in the prior period.
The decrease in income before provision for income tax was driven by the following unfavorable items:
•losses from guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”), see “— GMLB Riders for the Three Months Ended March 31, 2021 and 2020”; and

•current period losses on interest rate derivatives that we use to hedge our universal life with secondary guarantees (“ULSG”) business due to the increase in the benchmark long-term interest rate, which unfavorably impacted bond forwards and interest rate swaps.
The decrease in income before provision for income tax was partially offset by the following favorable items:
•higher pre-tax adjusted earnings, discussed in greater detail below;
•lower policyholder benefits and claims, included in other adjustments, resulting from the adjustment for market performance related to participating products in our run-off business; and
•higher net investment gains (losses) reflecting:
◦lower current period mark-to-market losses on equity securities;
◦lower current period write-downs on fixed maturity securities;
◦net gains due to a release in mortgage loan reserves in the current period compared to an increase in reserves in the prior period; and
◦higher gains on sales of fixed maturity securities.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 24% in the current period compared to 21% in the prior period. The increase in the effective tax rate in the current period is driven by higher pre-tax adjusted earnings, discussed in greater detail below. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings was as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(453)	$4,839
Add: Provision for income tax expense (benefit)	(141)	1,265
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(594)	6,104
Less: GMLB Riders	(243)	4,244
Less: Other derivative instruments	(956)	1,719
Less: Net investment gains (losses)	12	(19)
Less: Other adjustments	37	(72)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	556	232
Less: Provision for income tax expense (benefit)	101	32
Adjusted earnings	$455	$200

Consolidated Results for the Three Months Ended March 31, 2021 and 2020 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Fee income	$779	$724
Net investment spread	708	432
Insurance-related activities	(374)	(464)
Amortization of DAC and VOBA	(133)	(50)
Other expenses, net of DAC capitalization	(424)	(410)
Less: Net income (loss) attributable to noncontrolling interests	—	—
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	556	232
Provision for income tax expense (benefit)	101	32
Adjusted earnings	$455	$200
Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
Adjusted earnings were $455 million, an increase of $255 million.
Key net favorable impacts were:
•higher net investment spread due to:
◦higher returns on other limited partnerships for the comparative measurement period; and
◦higher average invested assets resulting from positive net flows in the general account;
partially offset by
◦higher interest credited to policyholders in our life business due to higher imputed interest on insurance liabilities; and
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average;
•lower net costs associated with insurance-related activities due to:
◦lower income annuity benefit payments and a decrease in guaranteed minimum death benefits (“GMDB”) liabilities resulting from favorable equity market performance;
partially offset by
◦an adjustment in the current period related to modeling improvements resulting from an actuarial system conversion in our life business;
◦lower underwriting margin in our run-off business; and
◦an increase in GMDB death claims;
•higher fee income due to:
◦higher asset-based fees resulting from higher average separate account balances, a portion of which is offset in other expenses; and
◦lower paid claims, net of reinsurance in our life business.
Key net unfavorable impacts were:
•higher net amortization of DAC and VOBA due to:
◦the increase in equity market performance compared to the prior period resulted in an unfavorable change in our Shield Level Annuities (“Shield”) business, which more than offset the favorable change in our variable annuity business; and

◦an adjustment in the current period related to modeling improvements resulting from an actuarial system conversion in our life business;
partially offset by
◦the impact on gross profits from higher separate account returns in our life business; and
•higher other expenses due to:
◦higher asset-based variable annuity expenses resulting from higher average separate account balances, a portion of which is offset in fee income; and
◦higher deferred compensation expenses;
partially offset by
◦lower establishment costs related to planned technology expenses; and
◦lower expenses resulting from the exit of various transition services agreements with MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”).
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 18% in the current period compared to 14% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
GMLB Riders for the Three Months Ended March 31, 2021 and 2020
The overall impact on income (loss) before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets, was as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Liabilities	$669	$(756)
Hedges	(1,097)	5,337
Ceded reinsurance	(85)	96
Fees (1)	193	190
GMLB DAC	77	(623)
Total GMLB Riders	$(243)	$4,244
______________
(1)Excludes living benefit fees, included as a component of adjusted earnings, of $14 million for both the three months ended March 31, 2021 and 2020.
Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
Comparative results from GMLB Riders were unfavorable by $4.5 billion, primarily driven by:
•unfavorable changes in our GMLB hedges;
•unfavorable changes to the estimated fair value of Shield embedded derivative liabilities (“Shield liabilities”); and
•unfavorable changes in ceded reinsurance;
partially offset by
•favorable changes to the estimated fair value of variable annuity liability reserves; and
•favorable changes in GMLB DAC.
Higher relative equity markets resulted in the following impacts:
•unfavorable changes to the estimated fair value of Shield liabilities;
•unfavorable changes to the estimated fair value of our GMLB hedges; and
•unfavorable changes in ceded reinsurance;

partially offset by
•favorable changes to the estimated fair value of the variable annuity liability reserves; and
•favorable changes to GMLB DAC.
Higher interest rates resulted in the following impacts:
•unfavorable changes to the estimated fair value of our GMLB hedges;
•unfavorable changes to GMLB DAC; and
•unfavorable changes in ceded reinsurance;
partially offset by
•favorable changes to the estimated fair value of the variable annuity liability reserves.
The narrowing of our credit default swap spreads combined with a larger decrease in the underlying variable annuity liability reserves resulted in an unfavorable change in the adjustment for nonperformance risk, net of a favorable change in GMLB DAC.
Liquidity and Capital Resources
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility or disruptions in global capital markets, particular markets or financial asset classes can impact us adversely, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, including those related to the COVID-19 pandemic, see “— Overview — COVID-19 Pandemic.”
Rating Agencies
Credit rating agencies may continue to review and adjust our ratings. For example, in April 2020, Fitch revised the rating outlook for Brighthouse Life Insurance Company and certain affiliates to negative from stable due to the disruption to economic activity and the financial markets from the COVID-19 pandemic. This action by Fitch followed its revision of the rating outlook on the U.S. life insurance industry to negative. In April 2021, Fitch revised the rating outlook for Brighthouse Life Insurance Company and certain affiliates from negative back to stable. See “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” included in our 2020 Annual Report for an in-depth description of the impact of a potential ratings downgrade.
Sources and Uses of Liquidity and Capital
In addition to the summary description of liquidity and capital sources discussed in “— Sources and Uses of Liquidity and Capital” in our 2020 Annual Report, the following additional information is provided regarding our primary sources of liquidity and capital:
Funding Agreements
From time to time, Brighthouse Life Insurance Company issues funding agreements and uses the proceeds from such issuances to provide additional liquidity or for spread lending purposes. The activity under all such funding agreements is reported in policyholder account balances. See Note 3 of the Notes to the Consolidated Financial Statements included in our 2020 Annual Report for additional information on funding agreements.
Funding Agreement-Backed Notes Program
In April 2021, Brighthouse Life Insurance Company established a funding agreement-backed notes program (the “FABN Program”), pursuant to which Brighthouse Life Insurance Company may issue funding agreements to a special purpose statutory trust (the “Trust”) for spread lending purposes. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABN Program is $5.0 billion. On April 12, 2021, Brighthouse Life Insurance Company issued funding agreements to the Trust in an aggregate principal amount of $700 million. Activity related to these funding agreements will be reported in Corporate & Other.

Federal Home Loan Bank Funding Agreements
Brighthouse Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, where we maintain an active funding agreement program, under which funding agreements may be issued either (i) to provide additional liquidity or (ii) for spread lending purposes. At both March 31, 2021 and December 31, 2020, there were no obligations outstanding under this funding agreement program and, during both the three months ended March 31, 2021 and 2020, there were no issuances or repayments under this funding agreement program. On April 19, 2021, Brighthouse Life Insurance Company issued funding agreements to the FHLB of Atlanta for spread lending purposes in an aggregate principal amount of $500 million. Activity related to these funding agreements will be reported in Corporate & Other.
Farmer Mac Funding Agreements
Brighthouse Life Insurance Company has a funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”) with a term ending on December 31, 2023, pursuant to which the parties may enter into funding agreements in an aggregate amount of up to $500 million either (i) to provide additional liquidity or (ii) for spread lending purposes. At both March 31, 2021 and December 31, 2020, there were no borrowings under this funding agreement program. On April 30, 2021, Brighthouse Life Insurance Company issued funding agreements to Farmer Mac for spread lending purposes in an aggregate principal amount of $25 million. Activity related to these funding agreements will be reported in Corporate & Other.

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
•the impact of interest rates on our future ULSG policyholder obligations and net income volatility;
•the impact of the COVID-19 pandemic;
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
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2020 Annual Report, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our other subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2021.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
We discuss in this report, in our 2020 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in our 2020 Annual Report.

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: May 11, 2021