Form 10-Q
period 2021-06-30
BRIGHTHOUSE LIFE INSURANCE Co
filed 2021-08-09
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of August 9, 2021, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at June 30, 2021 (Unaudited) and December 31, 2020 and for the Three Months and Six Months Ended June 30, 2021 and 2020 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance	11
	Note 4 — Investments	12
	Note 5 — Derivatives	24
	Note 6 — Fair Value	30
	Note 7 — Equity	39
	Note 8 — Other Revenues and Other Expenses	41
	Note 9 — Contingencies, Commitments and Guarantees	42
	Note 10 — Related Party Transactions	45
	Note 11 — Subsequent Event	47
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
Item 4.	Controls and Procedures	60

Part II — Other Information
Item 1.	Legal Proceedings	60
Item 1A.	Risk Factors	60
Item 6.	Exhibits	61

Signature		62

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2021 (Unaudited) and December 31, 2020
(In millions, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $74,489 and $69,483, respectively; allowance for credit losses of $9 and $2, respectively)	$83,711	$81,299
Equity securities, at estimated fair value	86	133
Mortgage loans (net of allowance for credit losses of $96 and $94, respectively)	16,652	15,722
Policy loans	856	884
Limited partnerships and limited liability companies	3,545	2,809
Short-term investments, principally at estimated fair value	206	1,885
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $13, respectively)	2,876	3,757
Total investments	107,932	106,489
Cash and cash equivalents	4,195	3,684
Accrued investment income	809	656
Premiums, reinsurance and other receivables (net of allowance for credit losses of $10 and $10, respectively)	15,682	15,721
Deferred policy acquisition costs and value of business acquired	4,603	4,357
Other assets	393	395
Separate account assets	107,522	103,986
Total assets	$241,136	$235,288
Liabilities and Equity
Liabilities
Future policy benefits	$43,222	$44,266
Policyholder account balances	59,668	53,946
Other policy-related balances	3,091	3,114
Payables for collateral under securities loaned and other transactions	5,132	5,237
Long-term debt	842	843
Current income tax payable	133	110
Deferred income tax liability	1,002	1,461
Other liabilities	4,230	4,210
Separate account liabilities	107,522	103,986
Total liabilities	224,842	217,173
Contingencies, Commitments and Guarantees (Note 9)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	18,073	18,323
Retained earnings (deficit)	(6,181)	(5,719)
Accumulated other comprehensive income (loss)	4,312	5,421
Total Brighthouse Life Insurance Company’s stockholder’s equity	16,279	18,100
Noncontrolling interests	15	15
Total equity	16,294	18,115
Total liabilities and equity	$241,136	$235,288
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Premiums	$156	$185	$337	$376
Universal life and investment-type product policy fees	761	697	1,504	1,398
Net investment income	1,196	635	2,365	1,531
Other revenues	74	67	170	151
Net investment gains (losses)	(33)	(33)	(21)	(52)
Net derivative gains (losses)	(718)	(2,650)	(2,105)	4,097
Total revenues	1,436	(1,099)	2,250	7,501
Expenses
Policyholder benefits and claims	714	811	1,358	1,944
Interest credited to policyholder account balances	282	269	572	520
Amortization of deferred policy acquisition costs and value of business acquired	6	(77)	56	625
Other expenses	465	447	889	857
Total expenses	1,467	1,450	2,875	3,946
Income (loss) before provision for income tax	(31)	(2,549)	(625)	3,555
Provision for income tax expense (benefit)	(23)	(552)	(164)	713
Net income (loss)	(8)	(1,997)	(461)	2,842
Less: Net income (loss) attributable to noncontrolling interests	1	1	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$(9)	$(1,998)	$(462)	$2,841
Comprehensive income (loss)	$1,119	$168	$(1,570)	$4,237
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	1	1	1
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$1,118	$167	$(1,571)	$4,236
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months and Six Months Ended June 30, 2021 and 2020 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$75	$18,323	$(5,719)	$5,421	$18,100	$15	$18,115
Net income (loss)			(453)		(453)		(453)
Other comprehensive income (loss), net of income tax				(2,236)	(2,236)		(2,236)
Balance at March 31, 2021	75	18,323	(6,172)	3,185	15,411	15	15,426
Dividends paid to parent		(250)			(250)		(250)
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(9)		(9)	1	(8)
Other comprehensive income (loss), net of income tax				1,127	1,127		1,127
Balance at June 30, 2021	$75	$18,073	$(6,181)	$4,312	$16,279	$15	$16,294

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$75	$19,073	$(3,899)	$3,215	$18,464	$15	$18,479
Cumulative effect of change in accounting principle, net of income tax			(14)	3	(11)		(11)
Balance at January 1, 2020	75	19,073	(3,913)	3,218	18,453	15	18,468
Dividends paid to parent		(300)			(300)		(300)
Net income (loss)			4,839		4,839		4,839
Other comprehensive income (loss), net of income tax				(773)	(773)		(773)
Balance at March 31, 2020	75	18,773	926	2,445	22,219	15	22,234
Dividends paid to parent			(500)		(500)		(500)
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(1,998)		(1,998)	1	(1,997)
Other comprehensive income (loss), net of income tax				2,165	2,165		2,165
Balance at June 30, 2020	$75	$18,773	$(1,572)	$4,610	$21,886	$15	$21,901
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2021 and 2020 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$438	$617
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	5,110	3,681
Equity securities	101	27
Mortgage loans	1,379	823
Limited partnerships and limited liability companies	117	86
Purchases of:
Fixed maturity securities	(9,805)	(5,773)
Equity securities	(6)	—
Mortgage loans	(2,247)	(920)
Limited partnerships and limited liability companies	(379)	(298)
Cash received in connection with freestanding derivatives	2,138	4,958
Cash paid in connection with freestanding derivatives	(2,894)	(2,138)
Receipts on loans to affiliate	—	100
Issuances of loans to affiliate	(1)	(100)
Net change in policy loans	28	84
Net change in short-term investments	1,679	(2,099)
Net change in other invested assets	(19)	(23)
Net cash provided by (used in) investing activities	(4,799)	(1,592)
Cash flows from financing activities
Policyholder account balances:
Deposits	6,608	4,572
Withdrawals	(1,261)	(1,127)
Net change in payables for collateral under securities loaned and other transactions	(105)	3,479
Long-term and short-term debt issued	—	100
Long-term and short-term debt repaid	(1)	(101)
Dividends paid to parent	(250)	(800)
Financing element on certain derivative instruments and other derivative related transactions, net	(118)	(698)
Other, net	(1)	(25)
Net cash provided by (used in) financing activities	4,872	5,400
Change in cash, cash equivalents and restricted cash	511	4,425
Cash, cash equivalents and restricted cash, beginning of period	3,684	2,493
Cash, cash equivalents and restricted cash, end of period	$4,195	$6,918
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$34	$35
Income tax	$(21)	$1
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no ASUs adopted as of June 30, 2021.

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
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and interest expense related to the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes long-term care and workers’ compensation business reinsured through 100% quota share reinsurance agreements, activities related to funding agreements associated with the Company’s institutional spread margin business, as well as direct-to-consumer life insurance that is no longer actively sold.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$410	$84	$139	$(89)	$544
Provision for income tax expense (benefit)	78	17	18	(15)	98
Post-tax adjusted earnings	332	67	121	(74)	446
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$332	$67	$121	$(75)	445
Adjustments for:
Net investment gains (losses)					(33)
Net derivative gains (losses)					(718)
Other adjustments to net income (loss)					176
Provision for income tax (expense) benefit					121
Net income (loss) attributable to Brighthouse Life Insurance Company					$(9)

Interest revenue	$532	$156	$498	$15
Interest expense	$—	$—	$—	$16

	Three Months Ended June 30, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$193	$46	$(147)	$(98)	$(6)
Provision for income tax expense (benefit)	32	10	(32)	(28)	(18)
Post-tax adjusted earnings	161	36	(115)	(70)	12
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$161	$36	$(115)	$(71)	11
Adjustments for:
Net investment gains (losses)					(33)
Net derivative gains (losses)					(2,650)
Other adjustments to net income (loss)					140
Provision for income tax (expense) benefit					534
Net income (loss) attributable to Brighthouse Life Insurance Company					$(1,998)

Interest revenue	$402	$57	$166	$15
Interest expense	$—	$—	$—	$17

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Six Months Ended June 30, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$806	$225	$224	$(155)	$1,100
Provision for income tax expense (benefit)	153	46	27	(27)	199
Post-tax adjusted earnings	653	179	197	(128)	901
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$653	$179	$197	$(129)	900
Adjustments for:
Net investment gains (losses)					(21)
Net derivative gains (losses)					(2,105)
Other adjustments to net income (loss)					401
Provision for income tax (expense) benefit					363
Net income (loss) attributable to Brighthouse Life Insurance Company					$(462)

Interest revenue	$1,079	$306	$961	$29
Interest expense	$—	$—	$—	$33

	Six Months Ended June 30, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$576	$67	$(236)	$(181)	$226
Provision for income tax expense (benefit)	104	14	(51)	(53)	14
Post-tax adjusted earnings	472	53	(185)	(128)	212
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$472	$53	$(185)	$(129)	211
Adjustments for:
Net investment gains (losses)					(52)
Net derivative gains (losses)					4,097
Other adjustments to net income (loss)					(716)
Provision for income tax (expense) benefit					(699)
Net income (loss) attributable to Brighthouse Life Insurance Company					$2,841

Interest revenue	$860	$157	$490	$31
Interest expense	$—	$—	$—	$34
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Annuities	$1,104	$922	$2,251	$1,935
Life	332	237	656	506
Run-off	661	332	1,289	825
Corporate & Other	34	35	69	73
Adjustments	(695)	(2,625)	(2,015)	4,162
Total	$1,436	$(1,099)	$2,250	$7,501

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total assets by segment, as well as Corporate & Other, were as follows at:

	June 30, 2021	December 31, 2020
	(In millions)
Annuities	$172,714	$167,806
Life	17,899	17,796
Run-off	37,051	38,366
Corporate & Other	13,472	11,320
Total	$241,136	$235,288
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
The Company also has secondary guarantees on universal and variable life insurance contracts accounted for as insurance liabilities.
Information regarding the Company’s guarantee exposure was as follows at:

	June 30, 2021				December 31, 2020
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$107,291		$58,670		$104,075		$57,790
Separate account value	$102,519		$57,585		$99,257		$56,668
Net amount at risk	$5,986	(4)	$4,710	(5)	$6,392	(4)	$6,341	(5)
Average attained age of contract holders	71 years		70 years		70 years		70 years

	June 30, 2021	December 31, 2020
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,634	$5,772
Net amount at risk (6)	$68,043	$69,083
Average attained age of policyholders	67 years	67 years

Variable Life Contracts
Total account value (3)	$1,414	$1,306
Net amount at risk (6)	$10,851	$11,234
Average attained age of policyholders	46 years	46 years
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
4. Investments
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	June 30, 2021					December 31, 2020
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$33,247	$1	$4,249	$167	$37,328	$32,062	$2	$5,286	$70	$37,276
Foreign corporate	10,646	6	1,145	68	11,717	9,926	—	1,493	44	11,375
U.S. government and agency	7,191	—	1,987	78	9,100	5,871	—	2,599	6	8,464
RMBS	8,152	—	543	13	8,682	7,578	—	644	3	8,219
CMBS	6,459	—	462	14	6,907	6,120	—	586	9	6,697
State and political subdivision	3,896	—	866	5	4,757	3,607	—	948	—	4,555
ABS	3,297	—	56	3	3,350	2,831	—	60	10	2,881
Foreign government	1,601	2	276	5	1,870	1,488	—	345	1	1,832
Total fixed maturity securities	$74,489	$9	$9,584	$353	$83,711	$69,483	$2	$11,961	$143	$81,299
The Company held non-income producing fixed maturity securities with an estimated fair value of $5 million at both June 30, 2021 and December 31, 2020.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2021:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,187	$8,902	$15,856	$30,636	$17,908	$74,489
Estimated fair value	$1,204	$9,410	$17,167	$36,991	$18,939	$83,711
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

	June 30, 2021				December 31, 2020
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$3,873	$156	$299	$11	$1,726	$57	$181	$13
Foreign corporate	1,033	33	252	35	243	7	345	37
U.S. government and agency	1,685	78	—	—	236	6	—	—
RMBS	1,274	12	41	1	180	2	22	1
CMBS	595	12	59	2	331	7	44	2
State and political subdivision	259	5	—	—	46	—	—	—
ABS	756	2	185	1	506	3	629	7
Foreign government	147	5	—	—	55	1	—	—
Total fixed maturity securities	$9,622	$303	$836	$50	$3,323	$83	$1,221	$60
Total number of securities in an unrealized loss position	1,310		261		665		241
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $520 million and $506 million at June 30, 2021 and December 31, 2020, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $9 million, relating to four securities at June 30, 2021. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses by sector were as follows:

	U.S. Corporate	Foreign Corporate	Foreign Government	Total
	(In millions)
Six Months Ended June 30, 2021
Balance, beginning of period	$2	$—	$—	$2
Allowance on securities where credit losses were not previously recorded	—	6	2	8
Change in allowance on securities with an allowance recorded in a previous period	(1)	—	—	(1)
Write-offs charged against allowance (1)	—	—	—	—
Balance, end of period	$1	$6	$2	$9
Six Months Ended June 30, 2020
Balance, beginning of period	$3	$1	$—	$4
Allowance on securities where credit losses were not previously recorded	3	2	—	5
Change in allowance on securities with an allowance recorded in a previous period	(1)	—	—	(1)
Write-offs charged against allowance (1)	(3)	(1)	—	(4)
Balance, end of period	$2	$2	$—	$4
_______________
(1)The Company did not record any write-offs during the six months ended June 30, 2021. The Company recorded total write-offs of $13 million during the six months ended June 30, 2020.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$10,225	61.4%	$9,687	61.6%
Agricultural	3,737	22.4	3,479	22.1
Residential	2,786	16.7	2,650	16.9
Total mortgage loans (1)	16,748	100.5	15,816	100.6
Allowance for credit losses	(96)	(0.5)	(94)	(0.6)
Total mortgage loans, net	$16,652	100.0%	$15,722	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $621 million and $799 million for the three months and six months ended June 30, 2021, respectively, and $331 million and $488 million for the three months and six months ended June 30, 2020, respectively, and were primarily comprised of residential mortgage loans.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the impact of the ongoing worldwide pandemic sparked by the novel coronavirus (“COVID-19 pandemic”), interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at both June 30, 2021 and December 31, 2020. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $88 million at both June 30, 2021 and December 31, 2020.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Six Months Ended June 30, 2021
Balance, beginning of period	$44	$15	$35	$94
Current period provision	2	(2)	2	2
Balance, end of period	$46	$13	$37	$96
Six Months Ended June 30, 2020
Balance, beginning of period	$27	$16	$21	$64
Current period provision	10	—	18	28
Balance, end of period	$37	$16	$39	$92

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
PCD Mortgage Loans
Purchases of PCD mortgage loans are summarized as follows:

	Six Months Ended June 30,
	2021	2020
	(In millions)
Purchase price	$229	$77
Allowance at acquisition date	1	2
Discount or premium attributable to other factors	(16)	2
Par value	$214	$81
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2021	2020	2019	2018	2017	Prior	Total
	(In millions)
June 30, 2021
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$692	$333	$1,424	$972	$513	$3,563	$7,497
65% to 75%	219	199	552	511	293	553	2,327
76% to 80%	—	—	—	—	44	88	132
Greater than 80%	—	—	—	30	—	239	269
Total commercial mortgage loans	911	532	1,976	1,513	850	4,443	10,225
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	433	540	538	716	342	896	3,465
65% to 75%	61	79	78	11	25	18	272
Total agricultural mortgage loans	494	619	616	727	367	914	3,737
Residential mortgage loans
Performing	66	208	351	332	177	1,594	2,728
Nonperforming	—	2	2	2	1	51	58
Total residential mortgage loans	66	210	353	334	178	1,645	2,786
Total	$1,471	$1,361	$2,945	$2,574	$1,395	$7,002	$16,748

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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	June 30, 2021		December 31, 2020
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$9,518	93.1%	$9,423	97.3%
1.00x - 1.20x	359	3.5	204	2.1
Less than 1.00x	348	3.4	60	0.6
Total	$10,225	100.0%	$9,687	100.0%
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both June 30, 2021 and December 31, 2020. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans during the forbearance period is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments. At June 30, 2021 and December 31, 2020, $33 million and $38 million, respectively, of the COVID-19 pandemic modified loans were classified as delinquent.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	June 30, 2021				December 31, 2020
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$10,225	$3,720	$2,683	$16,628	$9,687	$3,479	$2,575	$15,741
30-59 days past due	—	—	45	45	—	—	9	9
60-89 days past due	—	—	14	14	—	—	24	24
90-179 days past due	—	15	28	43	—	—	27	27
180+ days past due	—	2	16	18	—	—	15	15
Total	$10,225	$3,737	$2,786	$16,748	$9,687	$3,479	$2,650	$15,816
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At June 30, 2021 and December 31, 2020, $33 million and $38 million, respectively, of the COVID-19 pandemic modified loans were in nonaccrual status.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment were as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
June 30, 2021	$—	$14	$58	$72
December 31, 2020	$—	$—	$66	$66
_______________
(1)The Company had $9 million and $7 million of residential mortgage loans in nonaccrual status for which there was no related allowance for credit losses at June 30, 2021 and December 31, 2020, respectively.
Current period investment income on mortgage loans in nonaccrual status was less than $1 million for both the six months ended June 30, 2021 and 2020.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring during both the six months ended June 30, 2021 and 2020.

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
Other Invested Assets
Over 90% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 5 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes tax credit and renewable energy partnerships, leveraged leases and Federal Home Loan Bank (“FHLB”) stock.
Leveraged Leases
The carrying value of leveraged leases was $49 million and $50 million at June 30, 2021 and December 31, 2020, respectively. The allowance for credit losses was $13 million at both June 30, 2021 and December 31, 2020. Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 12 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. Nonperforming rental receivables are generally defined as those that are 90 days or more past due. At both June 30, 2021 and December 31, 2020, all leveraged leases were performing.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, VOBA, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in accumulated other comprehensive income (loss) (“AOCI”).
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	June 30, 2021	December 31, 2020
	(In millions)
Fixed maturity securities	$9,231	$11,818
Derivatives	200	162
Other	(17)	(16)
Subtotal	9,414	11,964
Amounts allocated from:
Future policy benefits	(3,514)	(4,598)
DAC, VOBA and DSI	(425)	(494)
Subtotal	(3,939)	(5,092)
Deferred income tax benefit (expense)	(1,150)	(1,443)
Net unrealized investment gains (losses)	$4,325	$5,429
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2021
(In millions)
Balance at December 31, 2020	$5,429
Unrealized investment gains (losses) during the period	(2,550)
Unrealized investment gains (losses) relating to:
Future policy benefits	1,084
DAC, VOBA and DSI	69
Deferred income tax benefit (expense)	293
Balance at June 30, 2021	$4,325
Change in net unrealized investment gains (losses)	$(1,104)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2021 and December 31, 2020.
Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2021	December 31, 2020
	(In millions)
Securities on loan: (1)
Amortized cost	$3,071	$2,373
Estimated fair value	$3,969	$3,603
Cash collateral received from counterparties (2)	$4,025	$3,674
Securities collateral received from counterparties (3)	$7	$—
Reinvestment portfolio — estimated fair value	$4,193	$3,830
_______________
(1)Included within fixed maturity securities.
(2)Included within payables for collateral under securities loaned and other transactions.
(3)Securities collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reported on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2021				December 31, 2020
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$1,255	$2,336	$433	$4,024	$937	$2,300	$437	$3,674
U.S. corporate	1	—	—	1	—	—	—	—
Total	$1,256	$2,336	$433	$4,025	$937	$2,300	$437	$3,674
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2021 was $1.2 billion, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, non-agency RMBS and U.S. and foreign corporate securities) with 61% invested in agency RMBS, cash and cash equivalents and U.S. government and agency securities at June 30, 2021. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

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

	June 30, 2021	December 31, 2020
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$9,895	$10,131
Invested assets held in trust (reinsurance agreements) (2)	5,719	5,711
Invested assets pledged as collateral (3)	5,448	5,595
Total invested assets on deposit, held in trust and pledged as collateral	$21,062	$21,437
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $112 million and $59 million of the assets on deposit represents restricted cash and cash equivalents at June 30, 2021 and December 31, 2020, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $119 million and $101 million of the assets held in trust balance represents restricted cash and cash equivalents at June 30, 2021 and December 31, 2020, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report) and derivative transactions (see Note 5).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $63 million and $39 million at redemption value at June 30, 2021 and December 31, 2020, respectively.
Variable Interest Entities
A variable interest entity (“VIE”) is a legal entity that does not have sufficient equity at risk to finance its activities or is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not substantively participate in the gains and losses of the entity.
The Company enters into various arrangements with VIEs in the normal course of business and has invested in legal entities that are VIEs. VIEs are consolidated when it is determined that the Company is the primary beneficiary. A primary beneficiary is the variable interest holder in a VIE with both (i) the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In addition, the evaluation of whether a legal entity is a VIE and if the Company is a primary beneficiary includes a review of the capital structure of the VIE, the related contractual relationships and terms, the nature of the operations and purpose of the VIE, the nature of the VIE interests issued and the Company’s involvement with the entity.
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either June 30, 2021 or December 31, 2020.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	June 30, 2021		December 31, 2020
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$14,410	$13,494	$13,494	$12,416
Limited partnerships and LLCs	2,985	4,323	2,307	3,565
Total	$17,395	$17,817	$15,801	$15,981

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
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Investment income:
Fixed maturity securities	$694	$667	$1,374	$1,325
Equity securities	1	1	2	3
Mortgage loans	166	166	329	332
Policy loans	11	8	21	14
Limited partnerships and LLCs (1)	350	(190)	688	(108)
Cash, cash equivalents and short-term investments	1	12	2	32
Other	8	11	18	24
Total investment income	1,231	675	2,434	1,622
Less: Investment expenses	35	40	69	91
Net investment income	$1,196	$635	$2,365	$1,531
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $339 million and $670 million for the three months and six months ended June 30, 2021, respectively, and ($193) million and ($120) million for the three months and six months ended June 30, 2020, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Fixed maturity securities	$(31)	$(20)	$(23)	$(26)
Equity securities	3	7	3	(7)
Mortgage loans	(5)	(22)	(1)	(26)
Limited partnerships and LLCs	1	(2)	1	(3)
Other	(1)	4	(1)	10
Total net investment gains (losses)	$(33)	$(33)	$(21)	$(52)
Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Proceeds	$949	$619	$2,167	$1,266
Gross investment gains	$8	$14	$39	$31
Gross investment losses	(38)	(36)	(55)	(42)
Net investment gains (losses)	$(30)	$(22)	$(16)	$(11)
5. Derivatives
Accounting for Derivatives
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for a description of the Company’s accounting policies for derivatives and the fair value hierarchy for derivatives.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		June 30, 2021			December 31, 2020
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$240	$28	$—	$290	$66	$—
Foreign currency swaps	Foreign currency exchange rate	2,859	144	59	2,750	122	112
Total qualifying hedges		3,099	172	59	3,040	188	112
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	2,845	366	19	2,295	463	—
Interest rate caps	Interest rate	3,100	8	—	2,350	2	—
Interest rate options	Interest rate	28,590	302	178	25,980	712	122
Interest rate forwards	Interest rate	10,498	244	244	8,086	851	78
Foreign currency swaps	Foreign currency exchange rate	963	79	25	989	85	32
Foreign currency forwards	Foreign currency exchange rate	234	2	—	201	—	—
Credit default swaps — purchased	Credit	18	—	1	18	—	—
Credit default swaps — written	Credit	1,774	41	1	1,755	41	—
Credit default options	Credit	300	—	—	100	—	—
Equity index options	Equity market	29,176	1,188	944	31,576	1,071	838
Equity variance swaps	Equity market	359	9	7	1,098	13	20
Equity total return swaps	Equity market	25,760	259	403	15,056	143	822
Total non-designated or non-qualifying derivatives		103,617	2,498	1,822	89,504	3,381	1,912
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	219	—	N/A	283	—
Direct index-linked annuities	Other	N/A	—	5,466	N/A	—	3,855
Direct guaranteed minimum benefits	Other	N/A	—	1,908	N/A	—	2,751
Assumed guaranteed minimum benefits	Other	N/A	—	471	N/A	—	596
Assumed index-linked annuities	Other	N/A	—	427	N/A	—	382
Total embedded derivatives		N/A	219	8,272	N/A	283	7,584
Total		$106,716	$2,889	$10,153	$92,544	$3,852	$9,608
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2021 and December 31, 2020. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in ASC 815; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended June 30, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$—	$—	$1	$19
Foreign currency exchange rate derivatives	1	—	7	95
Total cash flow hedges	1	—	8	114
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	722	—	—	—
Foreign currency exchange rate derivatives	18	—	—	—
Credit derivatives	8	—	—	—
Equity derivatives	(306)	—	—	—
Embedded derivatives	(1,161)	—	—	—
Total non-qualifying hedges	(719)	—	—	—
Total	$(718)	$—	$8	$114
Three Months Ended June 30, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$—	$—	$—	$(4)
Foreign currency exchange rate derivatives	4	(3)	9	(135)
Total cash flow hedges	4	(3)	9	(139)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(165)	—	—	—
Foreign currency exchange rate derivatives	(27)	(2)	—	—
Credit derivatives	29	—	—	—
Equity derivatives	(1,606)	—	—	—
Embedded derivatives	(880)	—	—	—
Total non-qualifying hedges	(2,649)	(2)	—	—
Total	$(2,645)	$(5)	$9	$(139)

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
	(In millions)
Six Months Ended June 30, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$1	$—	$2	$(33)
Foreign currency exchange rate derivatives	6	(3)	15	80
Total cash flow hedges	7	(3)	17	47
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(1,190)	—	—	—
Foreign currency exchange rate derivatives	11	3	—	—
Credit derivatives	11	—	—	—
Equity derivatives	(448)	—	—	—
Embedded derivatives	(496)	—	—	—
Total non-qualifying hedges	(2,112)	3	—	—
Total	$(2,105)	$—	$17	$47
Six Months Ended June 30, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$1	$—	$1	$93
Foreign currency exchange rate derivatives	4	(3)	20	321
Total cash flow hedges	5	(3)	21	414
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	4,756	—	—	—
Foreign currency exchange rate derivatives	105	(9)	—	—
Credit derivatives	(2)	—	—	—
Equity derivatives	358	—	—	—
Embedded derivatives	(1,113)	—	—	—
Total non-qualifying hedges	4,104	(9)	—	—
Total	$4,109	$(12)	$21	$414
At June 30, 2021 and December 31, 2020, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions was two years and three years, respectively.
At June 30, 2021 and December 31, 2020, the balance in AOCI associated with cash flow hedges was $200 million and $162 million, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	June 30, 2021			December 31, 2020
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$14	$683	2.4	$15	$683	2.9
Baa	27	1,081	5.2	26	1,072	5.2
Ba	—	6	4.5	—	—	—
Caa and Lower	(1)	4	4.5	—	—	—
Total	$40	$1,774	4.1	$41	$1,755	4.3
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
June 30, 2021
Derivative assets	$2,674	$(1,326)	$(993)	$355	$(304)	$51
Derivative liabilities	$1,872	$(1,326)	$—	$546	$(475)	$71
December 31, 2020
Derivative assets	$3,574	$(1,342)	$(1,327)	$905	$(840)	$65
Derivative liabilities	$2,010	$(1,342)	$—	$668	$(630)	$38
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	June 30, 2021	December 31, 2020
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$546	$668
Estimated Fair Value of Collateral Provided: (2)
Fixed maturity securities	$887	$1,205
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

	June 30, 2021
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$36,800	$528	$37,328
Foreign corporate	—	11,368	349	11,717
U.S. government and agency	3,264	5,836	—	9,100
RMBS	—	8,648	34	8,682
CMBS	—	6,905	2	6,907
State and political subdivision	—	4,757	—	4,757
ABS	—	3,169	181	3,350
Foreign government	—	1,858	12	1,870
Total fixed maturity securities	3,264	79,341	1,106	83,711
Equity securities	21	62	3	86
Short-term investments	142	64	—	206
Derivative assets: (1)
Interest rate	—	948	—	948
Foreign currency exchange rate	—	219	6	225
Credit	—	27	14	41
Equity market	—	1,447	9	1,456
Total derivative assets	—	2,641	29	2,670
Embedded derivatives within asset host contracts (2)	—	—	219	219
Separate account assets	42	107,480	—	107,522
Total assets	$3,469	$189,588	$1,357	$194,414
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$441	$—	$441
Foreign currency exchange rate	—	84	—	84
Credit	—	—	2	2
Equity market	—	1,347	7	1,354
Total derivative liabilities	—	1,872	9	1,881
Embedded derivatives within liability host contracts (2)	—	—	8,272	8,272
Total liabilities	$—	$1,872	$8,281	$10,153

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the six months ended June 30, 2021.
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
Structured Securities: Fair value is determined using third-party commercial pricing services, with the primary inputs being quoted prices in markets that are not active, spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, ratings, geographic region, weighted average coupon and weighted average maturity, average delinquency rates and debt-service coverage ratios. Other issuance-specific information is also used, including, but not limited to, collateral type, structure of the security, vintage of the loans, payment terms of the underlying asset, payment priority within tranche, and deal performance.
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

					June 30, 2021			December 31, 2020			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.03%	-	12.13%	0.03%	-	12.13%	Decrease (1)
			•	Lapse rates	0.25%	-	15.00%	0.25%	-	15.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.66%	-	22.21%	16.66%	-	22.21%	Increase (5)
			•	Nonperformance risk spread	(0.26)%	-	1.37%	0.47%	-	1.97%	Decrease (6)
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
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended June 30, 2021
Balance, beginning of period	$667	$126	$—	$—	$3	$—	$8	$(6,774)	$2
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	—	—	—	8	(1,161)	—
Total realized/unrealized gains (losses) included in AOCI	20	1	—	—	—	—	10	—	—
Purchases (7)	231	163	—	12	—	—	—	—	—
Sales (7)	(12)	(9)	—	—	—	—	(6)	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(118)	—
Transfers into Level 3 (8)	54	—	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(83)	(64)	—	—	—	—	—	—	(2)
Balance, end of period	$877	$217	$—	$12	$3	$—	$20	$(8,053)	$—
Three Months Ended June 30, 2020
Balance, beginning of period	$838	$218	$72	$7	$4	$2	$50	$(4,747)	$4
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(2)	—	—	—	—	—	(3)	(880)	—
Total realized/unrealized gains (losses) included in AOCI	60	3	—	—	—	—	(11)	—	—
Purchases (7)	186	85	—	—	—	—	—	—	—
Sales (7)	(46)	(1)	—	—	—	(2)	(16)	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(177)	—
Transfers into Level 3 (8)	86	26	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(228)	(158)	(72)	(7)	(1)	—	—	—	(1)
Balance, end of period	$894	$173	$—	$—	$3	$—	$20	$(5,804)	$3
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021(9)	$—	$—	$—	$—	$—	$—	$3	$(1,139)	$—
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at June 30, 2021 (9)	$20	$1	$—	$—	$—	$—	$10	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020 (9)	$—	$—	$—	$—	$—	$—	$3	$(924)	$—
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at June 30, 2020 (9)	$58	$3	$—	$—	$—	$—	$(10)	$—	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Six Months Ended June 30, 2021
Balance, beginning of period	$684	$67	$—	$—	$3	$—	$2	$(7,301)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(1)	—	—	—	—	—	16	(496)	—
Total realized/unrealized gains (losses) included in AOCI	(1)	1	—	—	—	—	9	—	—
Purchases (7)	327	181	—	12	—	—	(1)	—	—
Sales (7)	(9)	(14)	—	—	—	—	(6)	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(256)	—
Transfers into Level 3 (8)	54	—	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(177)	(18)	—	—	—	—	—	—	(3)
Balance, end of period	$877	$217	$—	$12	$3	$—	$20	$(8,053)	$—
Six Months Ended June 30, 2020
Balance, beginning of period	$457	$117	$73	$—	$8	$5	$16	$(4,365)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(4)	—	—	—	—	—	(2)	(1,113)	—
Total realized/unrealized gains (losses) included in AOCI	16	—	—	—	—	—	20	—	—
Purchases (7)	444	104	—	—	—	—	—	—	—
Sales (7)	(45)	(6)	—	—	—	(5)	(14)	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(326)	—
Transfers into Level 3 (8)	158	30	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(132)	(72)	(73)	—	(5)	—	—	—	—
Balance, end of period	$894	$173	$—	$—	$3	$—	$20	$(5,804)	$3
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (9)	$(1)	$—	$—	$—	$—	$—	$2	$(476)	$—
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at June 30, 2021 (9)	$(1)	$1	$—	$—	$—	$—	$9	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020 (9)	$(1)	$—	$—	$—	$—	$—	$(17)	$(1,166)	$—
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at June 30, 2020 (9)	$15	$—	$—	$—	$—	$—	$20	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2021
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$16,652	$—	$—	$17,605	$17,605
Policy loans	$856	$—	$460	$566	$1,026
Other invested assets	$78	$—	$62	$16	$78
Premiums, reinsurance and other receivables	$3,180	$—	$118	$3,860	$3,978
Liabilities
Policyholder account balances	$20,358	$—	$—	$22,060	$22,060
Long-term debt	$842	$—	$37	$1,087	$1,124
Other liabilities	$1,260	$—	$434	$843	$1,277
Separate account liabilities	$1,413	$—	$1,413	$—	$1,413

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
7. Equity
Capital Transactions
During the second quarter of 2021, Brighthouse Life Insurance Company paid an ordinary cash dividend of $250 million to BH Holdings, which was accounted for as a return of capital. During the second quarter of 2020, Brighthouse Life Insurance Company paid an ordinary cash dividend of $500 million to BH Holdings. During the first quarter of 2020, Brighthouse Life Insurance Company paid an ordinary cash dividend of $300 million to BH Holdings, which was accounted for as a return of capital.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at March 31, 2021	$3,150	$49	$(14)	$3,185
OCI before reclassifications	1,284	114	2	1,400
Deferred income tax benefit (expense)	(270)	(24)	(1)	(295)
AOCI before reclassifications, net of income tax	4,164	139	(13)	4,290
Amounts reclassified from AOCI	30	(2)	—	28
Deferred income tax benefit (expense)	(7)	1	—	(6)
Amounts reclassified from AOCI, net of income tax	23	(1)	—	22
Balance at June 30, 2021	$4,187	$138	$(13)	$4,312

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Equity (continued)

	Three Months Ended June 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at March 31, 2020	$1,867	$598	$(20)	$2,445
OCI before reclassifications	2,865	(139)	6	2,732
Deferred income tax benefit (expense)	(602)	29	(9)	(582)
AOCI before reclassifications, net of income tax	4,130	488	(23)	4,595
Amounts reclassified from AOCI	23	(4)	—	19
Deferred income tax benefit (expense)	(5)	1	—	(4)
Amounts reclassified from AOCI, net of income tax	18	(3)	—	15
Balance at June 30, 2020	$4,148	$485	$(23)	$4,610

	Six Months Ended June 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2020	$5,321	$108	$(8)	$5,421
OCI before reclassifications	(1,453)	47	(6)	(1,412)
Deferred income tax benefit (expense)	305	(10)	1	296
AOCI before reclassifications, net of income tax	4,173	145	(13)	4,305
Amounts reclassified from AOCI	18	(9)	—	9
Deferred income tax benefit (expense)	(4)	2	—	(2)
Amounts reclassified from AOCI, net of income tax	14	(7)	—	7
Balance at June 30, 2021	$4,187	$138	$(13)	$4,312

	Six Months Ended June 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2019	$3,066	$163	$(14)	$3,215
OCI before reclassifications (2)	1,356	414	—	1,770
Deferred income tax benefit (expense)	(284)	(87)	(9)	(380)
AOCI before reclassifications, net of income tax	4,138	490	(23)	4,605
Amounts reclassified from AOCI	13	(6)	—	7
Deferred income tax benefit (expense)	(3)	1	—	(2)
Amounts reclassified from AOCI, net of income tax	10	(5)	—	5
Balance at June 30, 2020	$4,148	$485	$(23)	$4,610
_______________
(1)See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.
(2)Includes $3 million related to the adoption of the allowance for credit losses guidance.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(31)	$(19)	$(16)	$(7)	Net investment gains (losses)
Net unrealized investment gains (losses)	1	(4)	(2)	(6)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(30)	(23)	(18)	(13)
Income tax (expense) benefit	7	5	4	3
Net unrealized investment gains (losses), net of income tax	(23)	(18)	(14)	(10)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	—	1	1	Net derivative gains (losses)
Interest rate swaps	1	—	2	1	Net investment income
Foreign currency swaps	1	4	6	4	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	2	4	9	6
Income tax (expense) benefit	(1)	(1)	(2)	(1)
Gains (losses) on cash flow hedges, net of income tax	1	3	7	5
Total reclassifications, net of income tax	$(22)	$(15)	$(7)	$(5)
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
Other revenues consisted primarily of 12b-1 fees of $66 million and $131 million for the three months and six months ended June 30, 2021, respectively, and $55 million and $114 million for the three months and six months ended June 30, 2020, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Compensation	$89	$82	$174	$155
Contracted services and other labor costs	62	69	115	130
Transition services agreements	29	15	59	51
Establishment costs	28	53	44	93
Premium and other taxes, licenses and fees	11	12	24	23
Volume related costs, excluding compensation, net of DAC capitalization	170	150	328	272
Interest expense on debt	16	17	33	34
Other	60	49	112	99
Total other expenses	$465	$447	$889	$857
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2021.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of June 30, 2021, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.

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
Lawrence Martin v. Brighthouse Life Insurance Company and Brighthouse Life Insurance Company of NY (U.S. District Court, Southern District of New York, filed April 6, 2021). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company and Brighthouse Life Insurance Company of NY. Plaintiff is the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of similarly situated owners of universal life insurance policies issued or administered by defendants and alleges that cost of insurance charges should have decreased over time due to improving mortality but did not. Plaintiff alleges, among other things, causes of action for breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment. Plaintiff seeks to recover compensatory damages, attorney’s fees, interest, and equitable relief including a constructive trust. Brighthouse Life Insurance Company and Brighthouse Life Insurance Company of NY filed a motion to dismiss in June 2021. The Company intends to vigorously defend this matter.
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
As of June 30, 2021, the Company estimates the amount of reasonably possible losses in excess of the amounts accrued for certain non-litigation loss contingencies to be up to approximately $125 million, which are primarily associated with reinsurance-related matters. For certain other reinsurance-related matters, the Company is not currently able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
On a quarterly and annual basis, the Company reviews relevant information with respect to non-litigation contingencies and, when applicable, updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $646 million and $210 million at June 30, 2021 and December 31, 2020, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $2.2 billion and $1.7 billion at June 30, 2021 and December 31, 2020, respectively.

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
The Company’s recorded liabilities were $1 million at both June 30, 2021 and December 31, 2020 for indemnities, guarantees and commitments.
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
Information regarding the significant effects of assumed reinsurance with New England Life Insurance Company (“NELICO”), an affiliate, included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Premiums	$—	$—	$2	$—
Universal life and investment-type product policy fees	$1	$2	$3	$4
Other revenues	$—	$1	$1	$1
Policyholder benefits and claims	$4	$6	$11	$23
Other expenses	$(9)	$(7)	$(13)	$(12)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Related Party Transactions (continued)

Information regarding the significant effects of assumed reinsurance with NELICO included on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2021	December 31, 2020
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$25	$24
Liabilities
Future policy benefits	$118	$120
Policyholder account balances	$471	$596
Other policy-related balances	$13	$10
Other liabilities	$13	$9
The Company assumes risks from NELICO related to guaranteed minimum benefits written directly by the cedent. The assumed reinsurance agreements contain embedded derivatives and changes in the estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $471 million and $596 million at June 30, 2021 and December 31, 2020, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($50) million and $126 million for the three months and six months ended June 30, 2021, respectively, and $30 million and ($236) million for the three months and six months ended June 30, 2020, respectively.
Shared Services and Overhead Allocations
Brighthouse Services, LLC, an affiliate, currently provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $59 million and $116 million for the three months and six months ended June 30, 2021, respectively, and $50 million and $103 million for the three months and six months ended June 30, 2020, respectively. Costs incurred under these arrangements were $256 million and $484 million for the three months and six months ended June 30, 2021, respectively, and $261 million and $517 million for the three months and six months ended June 30, 2020, respectively, and were recorded in other expenses.
Included in these costs were those incurred related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company did not incur any costs for the three months and six months ended June 30, 2021 and incurred costs of $20 million and $42 million for the three months and six months ended June 30, 2020, respectively. The Company has been charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes the method used to allocate expenses under this arrangement has been reasonable, the allocated expenses may not have been indicative of those of a standalone entity. These establishment costs were fully allocated as of December 31, 2020.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($97) million and ($21) million at June 30, 2021 and December 31, 2020, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $56 million and $111 million for the three months and six months ended June 30, 2021, respectively, and $46 million and $96 million for the three months and six months ended June 30, 2020, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $251 million and $487 million for the three months and six months ended June 30, 2021, respectively, and $197 million and $401 million for the three months and six months ended June 30, 2020, respectively. The Company also had related party fee income receivables of $18 million at both June 30, 2021 and December 31, 2020.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Subsequent Event
Dividend Transaction
On July 26, 2021, Brighthouse Reinsurance Company of Delaware received approval from the Delaware Department of Insurance for the payment of a $600 million extraordinary dividend to Brighthouse Life Insurance Company. Such dividend has not been paid as of August 9, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company, a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC and an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse Financial”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2021 (the “2020 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “First Quarter Form 10-Q”) filed with the SEC on May 11, 2021; and (iv) our current reports on Form 8-K filed in 2021.
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
Regulatory Developments
We, including our insurance subsidiary, BHNY, and our reinsurance subsidiary, Brighthouse Reinsurance Company of Delaware, are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, Brighthouse Life Insurance Company and its affiliates are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2020 Annual Report, as amended or supplemented herein.
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
The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for insurance companies. Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Brighthouse Life Insurance Company and BHNY are subject to RBC requirements and other minimum statutory capital and surplus requirements imposed under the laws of Delaware and New York, respectively. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk, including equity, interest rate and expense recovery risks associated with variable annuities that contain guaranteed minimum death and living benefits. The RBC framework is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. See “Risk Factors — Regulatory and Legal Risks — A decrease in the RBC ratio of Brighthouse Life Insurance Company or BHNY (as a result of a reduction in statutory surplus or increase in RBC requirements) could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations” and Note 10 of the Notes to the Consolidated Financial Statements in our 2020 Annual Report.
In June 2021, the NAIC adopted changes to the RBC factors for bonds and real estate and created a new set of RBC charges for longevity risk. These changes will become effective on December 31, 2021. The modified bond and real estate factors, in the aggregate, are expected to have a minimal impact on our RBC ratios.
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
See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” included in our 2020 Annual Report.
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

Results of Operations
Consolidated Results for the Six Months Ended June 30, 2021 and 2020
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Six Months Ended June 30,
	2021	2020
	(In millions)
Revenues
Premiums	$337	$376
Universal life and investment-type product policy fees	1,504	1,398
Net investment income	2,365	1,531
Other revenues	170	151
Net investment gains (losses)	(21)	(52)
Net derivative gains (losses)	(2,105)	4,097
Total revenues	2,250	7,501
Expenses
Policyholder benefits and claims	1,358	1,944
Interest credited to policyholder account balances	572	520
Capitalization of DAC	(233)	(187)
Amortization of DAC and VOBA	56	625
Interest expense on debt	33	34
Other expenses	1,089	1,010
Total expenses	2,875	3,946
Income (loss) before provision for income tax	(625)	3,555
Provision for income tax expense (benefit)	(164)	713
Net income (loss)	(461)	2,842
Less: Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$(462)	$2,841
The components of net income (loss) were as follows:

	Six Months Ended June 30,
	2021	2020
	(In millions)
GMLB Riders	$(1,215)	$1,782
Other derivative instruments	(513)	1,635
Net investment gains (losses)	(21)	(52)
Other adjustments	24	(36)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	1,099	225
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(626)	3,554
Provision for income tax expense (benefit)	(164)	713
Net income (loss) attributable to Brighthouse Life Insurance Company	$(462)	$2,841
Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
Loss before provision for income tax was $626 million ($462 million, net of income tax), a decrease of $4.2 billion ($3.3 billion, net of income tax) from income before provision for income tax of $3.6 billion ($2.8 billion, net of income tax) in the prior period.

The decrease in income before provision for income tax was driven by the following unfavorable items:
•losses from guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”) in the current period compared to gains in the prior period, see “— GMLB Riders for the Six Months Ended June 30, 2021 and 2020”; and
•current period losses on interest rate derivatives used to manage interest rate exposure in our universal life with secondary guarantees (“ULSG”) business due to the decrease in the long-term benchmark interest rate.
The decrease in income before provision for income tax was partially offset by the following favorable items:
•higher pre-tax adjusted earnings, as discussed in greater detail below;
•lower policyholder benefits and claims, included in other adjustments, resulting from the adjustment for market performance related to participating products in our run-off business; and
•lower net investment losses reflecting:
◦lower current period net losses on changes in mortgage loans and fixed maturity security reserves; and
◦current period net mark-to-market gains on equity securities compared to prior period net losses.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 26% in the current period compared to 20% in the prior period. The increase in the effective tax rate is driven by higher pre-tax adjusted earnings, as discussed in greater detail below. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings was as follows:

	Six Months Ended June 30,
	2021	2020
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(462)	$2,841
Add: Provision for income tax expense (benefit)	(164)	713
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(626)	3,554
Less: GMLB Riders	(1,215)	1,782
Less: Other derivative instruments	(513)	1,635
Less: Net investment gains (losses)	(21)	(52)
Less: Other adjustments	24	(36)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	1,099	225
Less: Provision for income tax expense (benefit)	199	14
Adjusted earnings	$900	$211

Consolidated Results for the Six Months Ended June 30, 2021 and 2020 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Six Months Ended June 30,
	2021	2020
	(In millions)
Fee income	$1,553	$1,425
Net investment spread	1,451	588
Insurance-related activities	(747)	(709)
Amortization of DAC and VOBA	(268)	(221)
Other expenses, net of DAC capitalization	(889)	(857)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	1,099	225
Provision for income tax expense (benefit)	199	14
Adjusted earnings	$900	$211
Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
Adjusted earnings were $900 million, an increase of $689 million.
Key net favorable impacts were:
•higher net investment spread due to:
◦higher returns on other limited partnerships for the comparative measurement period; and
◦higher average invested assets resulting from positive net flows in the general account;
partially offset by
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average; and
◦higher interest credited to policyholders due to higher imputed interest on insurance liabilities related to modeling improvements resulting from an actuarial system conversion in our life business in the fourth quarter of 2020; and
•higher asset-based fees resulting from higher average separate account balances, a portion of which is offset in other expenses.
Key net unfavorable impacts were:
•higher net amortization of DAC and VOBA due to:
◦the net decrease in future gross profits from favorable equity market performance in our annuities business;
partially offset by
◦an adjustment in the current period related to modeling improvements resulting from an actuarial system conversion in our life business;
•higher net costs associated with insurance-related activities due to:
◦higher paid claims, net of reinsurance, in our run-off and life businesses;
partially offset by
◦a decrease in guaranteed minimum death benefits (“GMDB”) liabilities and deferred sales inducements (“DSI”) resulting from favorable equity market performance in our annuities business; and
◦an adjustment in the current period related to modeling improvements resulting from an actuarial system conversion in our life business;

•higher other expenses due to:
◦higher asset-based variable annuity expenses resulting from higher average separate account balances, a portion of which is offset in fee income;
◦a one-time credit in the prior period from the exit of various transition services agreements with MetLife; and
◦underwriting fees associated with funding agreements issued in connection with our institutional spread margin business;
partially offset by
◦lower establishment costs related to planned technology expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 18% in the current period compared to 6% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
GMLB Riders for the Six Months Ended June 30, 2021 and 2020
The overall impact on income (loss) before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets, was as follows:

	Six Months Ended June 30,
	2021	2020
	(In millions)
Liabilities	$(605)	$(1,938)
Hedges	(1,140)	3,617
Ceded reinsurance	(65)	103
Fees (1)	392	390
GMLB DAC	203	(390)
Total GMLB Riders	$(1,215)	$1,782
______________
(1)Excludes living benefit fees, included as a component of adjusted earnings, of $29 million and $28 million for the six months ended June 30, 2021 and 2020, respectively.
Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
Comparative results from GMLB Riders were unfavorable by $3.0 billion, primarily driven by:
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
•unfavorable changes in our GMLB hedges; and
•unfavorable changes in ceded reinsurance;
partially offset by
•favorable changes to the estimated fair value of variable annuity liability reserves; and
•favorable changes to GMLB DAC.

Higher interest rates resulted in the following impacts:
•unfavorable changes in our GMLB hedges;
•unfavorable changes to GMLB DAC;
•unfavorable changes in ceded reinsurance; and
•unfavorable changes to the estimated fair value of Shield liabilities;
partially offset by
•favorable changes to the estimated fair value of variable annuity liability reserves.
The narrowing of our credit default swap spreads combined with a decrease in the underlying variable annuity liability reserves resulted in an unfavorable change in the adjustment for nonperformance risk, net of a favorable change in GMLB DAC.
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
Funding Agreements
From time to time, Brighthouse Life Insurance Company issues funding agreements and uses the proceeds from such issuances for spread lending purposes in connection with our institutional spread margin business or to provide additional liquidity. The institutional spread margin business is comprised of active funding agreements issued in connection with the programs described in more detail below. The activity under all such funding agreements is reported in policyholder account balances. See Note 3 of the Notes to the Consolidated Financial Statements included in our 2020 Annual Report for additional information on funding agreements.
Funding Agreement-Backed Commercial Paper Program
In July 2021, Brighthouse Life Insurance Company established a funding agreement-backed commercial paper program (the “FABCP Program”) for spread lending purposes, pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with Brighthouse Life Insurance Company under a funding agreement issued by Brighthouse Life Insurance Company to the SPLLC. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program is $3.0 billion. Activity related to this funding agreement will be reported in Corporate & Other.

Funding Agreement-Backed Notes Program
In April 2021, Brighthouse Life Insurance Company established a funding agreement-backed notes program (the “FABN Program”), pursuant to which Brighthouse Life Insurance Company may issue funding agreements to a special purpose statutory trust for spread lending purposes. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABN Program is $5.0 billion. Activity related to these funding agreements is reported in Corporate & Other.
Federal Home Loan Bank Funding Agreements
Brighthouse Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, where we maintain an active funding agreement program, under which funding agreements may be issued either (i) for spread lending purposes or (ii) to provide additional liquidity. Activity related to these funding agreements is reported in Corporate & Other.
Farmer Mac Funding Agreements
Brighthouse Life Insurance Company has a funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”) with a term ending on December 31, 2023, pursuant to which the parties may enter into funding agreements in an aggregate amount of up to $500 million either (i) for spread lending purposes or (ii) to provide additional liquidity. Activity related to these funding agreements is reported in Corporate & Other.
Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances
			Six Months Ended June 30,
	June 30, 2021	December 31, 2020	2021	2020
	(In millions)
FABCP Program (1)	$—	$—	$—	$—
FABN Program	2,000	—	2,000	—
FHLB Funding Agreements (2)	600	—	600	—
Farmer Mac Funding Agreements	25	—	25	—
Total	$2,625	$—	$2,625	$—
__________________
(1)Subsequent to June 30, 2021 and through August 4, 2021, Brighthouse Life Insurance Company has received deposits of $1.7 billion under the FABCP Program, which was established in July 2021.
(2)Additionally, in April 2020, Brighthouse Life Insurance Company issued funding agreements for an aggregate collateralized borrowing of $1.0 billion to provide a readily available source of contingent liquidity and repaid such borrowing during the fourth quarter of 2020.

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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2021.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: August 9, 2021