Form 10-Q
period 2021-09-30
BRIGHTHOUSE LIFE INSURANCE Co
filed 2021-11-08
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of November 8, 2021, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at September 30, 2021 (Unaudited) and December 31, 2020 and for the Three Months and Nine Months Ended September 30, 2021 and 2020 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance	11
	Note 4 — Investments	12
	Note 5 — Derivatives	24
	Note 6 — Fair Value	30
	Note 7 — Equity	39
	Note 8 — Other Revenues and Other Expenses	41
	Note 9 — Contingencies, Commitments and Guarantees	42
	Note 10 — Related Party Transactions	45
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 4.	Controls and Procedures	58

Part II — Other Information
Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 6.	Exhibits	59

Signature		60

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2021 (Unaudited) and December 31, 2020
(In millions, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $77,427 and $69,483, respectively; allowance for credit losses of $7 and $2, respectively)	$85,979	$81,299
Equity securities, at estimated fair value	85	133
Mortgage loans (net of allowance for credit losses of $100 and $94, respectively)	18,188	15,722
Policy loans	864	884
Limited partnerships and limited liability companies	3,958	2,809
Short-term investments, principally at estimated fair value	765	1,885
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $13, respectively)	2,782	3,757
Total investments	112,621	106,489
Cash and cash equivalents	3,577	3,684
Accrued investment income	744	656
Premiums, reinsurance and other receivables (net of allowance for credit losses of $10 and $10, respectively)	15,853	15,721
Deferred policy acquisition costs and value of business acquired	4,823	4,357
Other assets	386	395
Separate account assets	104,322	103,986
Total assets	$242,326	$235,288
Liabilities and Equity
Liabilities
Future policy benefits	$43,546	$44,266
Policyholder account balances	63,105	53,946
Other policy-related balances	3,113	3,114
Payables for collateral under securities loaned and other transactions	5,627	5,237
Long-term debt	842	843
Current income tax payable	133	110
Deferred income tax liability	1,024	1,461
Other liabilities	4,206	4,210
Separate account liabilities	104,322	103,986
Total liabilities	225,918	217,173
Contingencies, Commitments and Guarantees (Note 9)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	18,073	18,323
Retained earnings (deficit)	(5,789)	(5,719)
Accumulated other comprehensive income (loss)	4,034	5,421
Total Brighthouse Life Insurance Company’s stockholder’s equity	16,393	18,100
Noncontrolling interests	15	15
Total equity	16,408	18,115
Total liabilities and equity	$242,326	$235,288
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Premiums	$189	$173	$526	$549
Universal life and investment-type product policy fees	736	716	2,240	2,114
Net investment income	1,264	977	3,629	2,508
Other revenues	92	73	262	224
Net investment gains (losses)	(16)	6	(37)	(46)
Net derivative gains (losses)	56	(1,870)	(2,049)	2,227
Total revenues	2,321	75	4,571	7,576
Expenses
Policyholder benefits and claims	1,062	3,150	2,420	5,094
Interest credited to policyholder account balances	406	272	978	792
Amortization of deferred policy acquisition costs and value of business acquired	(70)	208	(14)	833
Other expenses	435	469	1,324	1,326
Total expenses	1,833	4,099	4,708	8,045
Income (loss) before provision for income tax	488	(4,024)	(137)	(469)
Provision for income tax expense (benefit)	96	(858)	(68)	(145)
Net income (loss)	392	(3,166)	(69)	(324)
Less: Net income (loss) attributable to noncontrolling interests	—	—	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$392	$(3,166)	$(70)	$(325)
Comprehensive income (loss)	$114	$(2,668)	$(1,456)	$1,569
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1	1
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$114	$(2,668)	$(1,457)	$1,568
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months and Nine Months Ended September 30, 2021 and 2020 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$75	$18,323	$(5,719)	$5,421	$18,100	$15	$18,115
Dividends paid to parent		(250)			(250)		(250)
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(462)		(462)	1	(461)
Other comprehensive income (loss), net of income tax				(1,109)	(1,109)		(1,109)
Balance at June 30, 2021	75	18,073	(6,181)	4,312	16,279	15	16,294
Net income (loss)			392		392		392
Other comprehensive income (loss), net of income tax				(278)	(278)		(278)
Balance at September 30, 2021	$75	$18,073	$(5,789)	$4,034	$16,393	$15	$16,408

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$75	$19,073	$(3,899)	$3,215	$18,464	$15	$18,479
Cumulative effect of change in accounting principle, net of income tax			(14)	3	(11)		(11)
Balance at January 1, 2020	75	19,073	(3,913)	3,218	18,453	15	18,468
Dividends paid to parent		(300)	(500)		(800)		(800)
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			2,841		2,841	1	2,842
Other comprehensive income (loss), net of income tax				1,392	1,392		1,392
Balance at June 30, 2020	75	18,773	(1,572)	4,610	21,886	15	21,901
Net income (loss)			(3,166)		(3,166)		(3,166)
Other comprehensive income (loss), net of income tax				498	498		498
Balance at September 30, 2020	$75	$18,773	$(4,738)	$5,108	$19,218	$15	$19,233
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$1,051	$648
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	8,396	5,921
Equity securities	114	54
Mortgage loans	1,998	1,227
Limited partnerships and limited liability companies	168	124
Purchases of:
Fixed maturity securities	(16,077)	(9,485)
Equity securities	(7)	(1)
Mortgage loans	(4,421)	(1,236)
Limited partnerships and limited liability companies	(560)	(423)
Cash received in connection with freestanding derivatives	3,211	5,280
Cash paid in connection with freestanding derivatives	(3,912)	(3,281)
Receipts on loans to affiliate	—	100
Issuances of loans to affiliate	(1)	(100)
Net change in policy loans	20	(4)
Net change in short-term investments	1,120	(1,849)
Net change in other invested assets	(13)	(17)
Net cash provided by (used in) investing activities	(9,964)	(3,690)
Cash flows from financing activities
Policyholder account balances:
Deposits	10,761	6,749
Withdrawals	(1,910)	(1,535)
Net change in payables for collateral under securities loaned and other transactions	390	2,596
Long-term and short-term debt issued	—	100
Long-term and short-term debt repaid	(1)	(101)
Dividends paid to parent	(250)	(800)
Financing element on certain derivative instruments and other derivative related transactions, net	(183)	(765)
Other, net	(1)	(32)
Net cash provided by (used in) financing activities	8,806	6,212
Change in cash, cash equivalents and restricted cash	(107)	3,170
Cash, cash equivalents and restricted cash, beginning of period	3,684	2,493
Cash, cash equivalents and restricted cash, end of period	$3,577	$5,663
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$67	$67
Income tax	$(20)	$(66)
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
Consolidation
The accompanying interim condensed consolidated financial statements include the accounts of Brighthouse Life Insurance Company and its subsidiaries, as well as partnerships and limited liability companies (“LLC”) that the Company controls. Intercompany accounts and transactions have been eliminated.
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no ASUs adopted as of September 30, 2021.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of New Accounting Pronouncements
In August 2018, the FASB issued new guidance on long-duration contracts (ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts). This new guidance is effective for fiscal years beginning after January 1, 2023. The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (i) require all guarantees that qualify as market risk benefits to be measured at fair value, (ii) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (iii) modify the methods of amortization for deferred policy acquisition costs (“DAC”), and (iv) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances. The market risk benefit guidance is required to be applied on a retrospective basis, while the changes to guidance for insurance liabilities and DAC will be applied to existing carrying amounts on the effective date.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
The following are significant items excluded from total revenues in calculating adjusted earnings:
•Net investment gains (losses);
•Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment; and
•Certain variable annuity guaranteed minimum income benefits (“GMIB”) fees (“GMIB Fees”).
The following are significant items excluded from total expenses in calculating adjusted earnings:
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
The tax impact of the adjustments discussed above is calculated net of the statutory tax rate, which could differ from the Company’s effective tax rate.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended September 30, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$482	$139	$43	$(64)	$600
Provision for income tax expense (benefit)	96	30	4	(13)	117
Post-tax adjusted earnings	386	109	39	(51)	483
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$386	$109	$39	$(51)	483
Adjustments for:
Net investment gains (losses)					(16)
Net derivative gains (losses)					56
Other adjustments to net income (loss)					(152)
Provision for income tax (expense) benefit					21
Net income (loss) attributable to Brighthouse Life Insurance Company					$392

Interest revenue	$564	$168	$505	$33
Interest expense	$—	$—	$—	$17

	Three Months Ended September 30, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$466	$(75)	$(1,443)	$(60)	$(1,112)
Provision for income tax expense (benefit)	90	(17)	(304)	(15)	(246)
Post-tax adjusted earnings	376	(58)	(1,139)	(45)	(866)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$376	$(58)	$(1,139)	$(45)	(866)
Adjustments for:
Net investment gains (losses)					6
Net derivative gains (losses)					(1,870)
Other adjustments to net income (loss)					(1,048)
Provision for income tax (expense) benefit					612
Net income (loss) attributable to Brighthouse Life Insurance Company					$(3,166)

Interest revenue	$467	$116	$383	$17
Interest expense	$—	$—	$—	$17

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Nine Months Ended September 30, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,288	$364	$267	$(219)	$1,700
Provision for income tax expense (benefit)	249	76	31	(40)	316
Post-tax adjusted earnings	1,039	288	236	(179)	1,384
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$1,039	$288	$236	$(180)	1,383
Adjustments for:
Net investment gains (losses)					(37)
Net derivative gains (losses)					(2,049)
Other adjustments to net income (loss)					249
Provision for income tax (expense) benefit					384
Net income (loss) attributable to Brighthouse Life Insurance Company					$(70)

Interest revenue	$1,643	$474	$1,466	$62
Interest expense	$—	$—	$—	$50

	Nine Months Ended September 30, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,042	$(8)	$(1,679)	$(241)	$(886)
Provision for income tax expense (benefit)	194	(3)	(355)	(68)	(232)
Post-tax adjusted earnings	848	(5)	(1,324)	(173)	(654)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$848	$(5)	$(1,324)	$(174)	(655)
Adjustments for:
Net investment gains (losses)					(46)
Net derivative gains (losses)					2,227
Other adjustments to net income (loss)					(1,764)
Provision for income tax (expense) benefit					(87)
Net income (loss) attributable to Brighthouse Life Insurance Company					$(325)

Interest revenue	$1,327	$273	$873	$48
Interest expense	$—	$—	$—	$51
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Annuities	$1,195	$1,014	$3,446	$2,949
Life	309	274	965	780
Run-off	671	553	1,960	1,378
Corporate & Other	52	39	121	112
Adjustments	94	(1,805)	(1,921)	2,357
Total	$2,321	$75	$4,571	$7,576

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total assets by segment, as well as Corporate & Other, were as follows at:

	September 30, 2021	December 31, 2020
	(In millions)
Annuities	$171,461	$167,806
Life	17,947	17,796
Run-off	36,389	38,366
Corporate & Other	16,529	11,320
Total	$242,326	$235,288
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
The Company also has secondary guarantees on universal and variable life insurance contracts accounted for as insurance liabilities.
Information regarding the Company’s guarantee exposure was as follows at:

	September 30, 2021				December 31, 2020
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$104,128		$56,489		$104,075		$57,790
Separate account value	$99,376		$55,416		$99,257		$56,668
Net amount at risk	$6,742	(4)	$5,709	(5)	$6,392	(4)	$6,341	(5)
Average attained age of contract holders	71 years		70 years		70 years		70 years

	September 30, 2021	December 31, 2020
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,579	$5,772
Net amount at risk (6)	$67,671	$69,083
Average attained age of policyholders	68 years	67 years

Variable Life Contracts
Total account value (3)	$1,398	$1,306
Net amount at risk (6)	$10,732	$11,234
Average attained age of policyholders	47 years	46 years
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
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	September 30, 2021					December 31, 2020
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$34,238	$—	$4,014	$191	$38,061	$32,062	$2	$5,286	$70	$37,276
Foreign corporate	10,723	6	968	92	11,593	9,926	—	1,493	44	11,375
U.S. government and agency	7,457	—	1,945	80	9,322	5,871	—	2,599	6	8,464
RMBS	9,001	—	500	24	9,477	7,578	—	644	3	8,219
CMBS	6,608	1	415	17	7,005	6,120	—	586	9	6,697
State and political subdivision	3,940	—	835	7	4,768	3,607	—	948	—	4,555
ABS	3,857	—	48	4	3,901	2,831	—	60	10	2,881
Foreign government	1,603	—	255	6	1,852	1,488	—	345	1	1,832
Total fixed maturity securities	$77,427	$7	$8,980	$421	$85,979	$69,483	$2	$11,961	$143	$81,299
The Company held non-income producing fixed maturity securities with an estimated fair value of $5 million at both September 30, 2021 and December 31, 2020.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2021:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,121	$9,835	$16,011	$30,994	$19,466	$77,427
Estimated fair value	$1,133	$10,313	$17,136	$37,014	$20,383	$85,979
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

	September 30, 2021				December 31, 2020
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$4,358	$125	$621	$66	$1,726	$57	$181	$13
Foreign corporate	1,607	50	271	42	243	7	345	37
U.S. government and agency	2,282	80	—	—	236	6	—	—
RMBS	2,725	23	30	1	180	2	22	1
CMBS	722	14	64	3	331	7	44	2
State and political subdivision	371	7	13	—	46	—	—	—
ABS	1,263	3	127	1	506	3	629	7
Foreign government	218	5	8	1	55	1	—	—
Total fixed maturity securities	$13,546	$307	$1,134	$114	$3,323	$83	$1,221	$60
Total number of securities in an unrealized loss position	1,743		300		665		241
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $572 million and $506 million at September 30, 2021 and December 31, 2020, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $7 million, relating to four securities at September 30, 2021. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses by sector were as follows:

	U.S. Corporate	Foreign Corporate	CMBS	Total
	(In millions)
Nine Months Ended September 30, 2021
Balance, beginning of period	$2	$—	$—	$2
Allowance on securities where credit losses were not previously recorded	—	6	1	7
Reductions for securities sold	(1)	—	—	(1)
Change in allowance on securities with an allowance recorded in a previous period	(1)	—	—	(1)
Write-offs charged against allowance (1)	—	—	—	—
Balance, end of period	$—	$6	$1	$7
Nine Months Ended September 30, 2020
Balance, beginning of period	$3	$1	$—	$4
Allowance on securities where credit losses were not previously recorded	3	1	—	4
Reductions for securities sold	(1)	—	—	(1)
Change in allowance on securities with an allowance recorded in a previous period	—	—	—	—
Write-offs charged against allowance (1)	(3)	(1)	—	(4)
Balance, end of period	$2	$1	$—	$3
_______________
(1)The Company did not record any write-offs during the nine months ended September 30, 2021. The Company recorded total write-offs of $13 million during the nine months ended September 30, 2020.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$11,129	61.2%	$9,687	61.6%
Agricultural	3,945	21.7	3,479	22.1
Residential	3,214	17.7	2,650	16.9
Total mortgage loans (1)	18,288	100.6	15,816	100.6
Allowance for credit losses	(100)	(0.6)	(94)	(0.6)
Total mortgage loans, net	$18,188	100.0%	$15,722	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $698 million and $1.5 billion for the three months and nine months ended September 30, 2021, respectively, and $47 million and $535 million for the three months and nine months ended September 30, 2020, respectively, and were primarily comprised of residential mortgage loans.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the impact of the ongoing worldwide pandemic sparked by the novel coronavirus (“COVID-19 pandemic”), interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at both September 30, 2021 and December 31, 2020. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $91 million and $88 million at September 30, 2021 and December 31, 2020, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Nine Months Ended September 30, 2021
Balance, beginning of period	$44	$15	$35	$94
Current period provision	6	(2)	—	4
PCD credit allowance	—	—	2	2
Balance, end of period	$50	$13	$37	$100
Nine Months Ended September 30, 2020
Balance, beginning of period	$27	$16	$21	$64
Current period provision	17	—	9	26
Balance, end of period	$44	$16	$30	$90

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
PCD Mortgage Loans
Purchases of PCD mortgage loans are summarized as follows:

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Purchase price	$436	$77
Allowance at acquisition date	2	2
Discount or premium attributable to other factors	(25)	2
Par value	$413	$81
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2021	2020	2019	2018	2017	Prior	Total
	(In millions)
September 30, 2021
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$1,513	$378	$1,465	$967	$583	$3,444	$8,350
65% to 75%	519	153	510	482	208	525	2,397
76% to 80%	—	—	—	—	44	70	114
Greater than 80%	—	—	—	30	—	238	268
Total commercial mortgage loans	2,032	531	1,975	1,479	835	4,277	11,129
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	771	545	505	699	301	861	3,682
65% to 75%	55	77	78	10	25	18	263
Total agricultural mortgage loans	826	622	583	709	326	879	3,945
Residential mortgage loans
Performing	499	223	302	267	151	1,715	3,157
Nonperforming	—	—	3	3	—	51	57
Total residential mortgage loans	499	223	305	270	151	1,766	3,214
Total	$3,357	$1,376	$2,863	$2,458	$1,312	$6,922	$18,288

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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	September 30, 2021		December 31, 2020
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$10,001	89.9%	$9,423	97.3%
1.00x - 1.20x	428	3.8	204	2.1
Less than 1.00x	700	6.3	60	0.6
Total	$11,129	100.0%	$9,687	100.0%
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both September 30, 2021 and December 31, 2020. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans during the forbearance period is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments. At September 30, 2021 and December 31, 2020, $30 million and $38 million, respectively, of the COVID-19 pandemic modified loans were classified as delinquent.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	September 30, 2021				December 31, 2020
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$11,129	$3,945	$3,117	$18,191	$9,687	$3,479	$2,575	$15,741
30-59 days past due	—	—	40	40	—	—	9	9
60-89 days past due	—	—	14	14	—	—	24	24
90-179 days past due	—	—	28	28	—	—	27	27
180+ days past due	—	—	15	15	—	—	15	15
Total	$11,129	$3,945	$3,214	$18,288	$9,687	$3,479	$2,650	$15,816
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At September 30, 2021 and December 31, 2020, $30 million and $38 million, respectively, of the COVID-19 pandemic modified loans were in nonaccrual status.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment were as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
September 30, 2021	$—	$—	$57	$57
December 31, 2020	$—	$—	$66	$66
_______________
(1)The Company had $7 million of residential mortgage loans in nonaccrual status for which there was no related allowance for credit losses at both September 30, 2021 and December 31, 2020.
Current period investment income on mortgage loans in nonaccrual status was less than $1 million for both the nine months ended September 30, 2021 and 2020.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have a significant amount of mortgage loans modified in a TDR during both the nine months ended September 30, 2021 and 2020.

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
Leveraged Leases
The carrying value of leveraged leases was $50 million at both September 30, 2021 and December 31, 2020. The allowance for credit losses was $13 million at both September 30, 2021 and December 31, 2020. Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 12 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. Nonperforming rental receivables are generally defined as those that are 90 days or more past due. At both September 30, 2021 and December 31, 2020, all leveraged leases were performing.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, VOBA, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in accumulated other comprehensive income (loss) (“AOCI”).
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	September 30, 2021	December 31, 2020
	(In millions)
Fixed maturity securities	$8,559	$11,818
Derivatives	302	162
Other	(26)	(16)
Subtotal	8,835	11,964
Amounts allocated from:
Future policy benefits	(3,321)	(4,598)
DAC, VOBA and DSI	(401)	(494)
Subtotal	(3,722)	(5,092)
Deferred income tax benefit (expense)	(1,074)	(1,443)
Net unrealized investment gains (losses)	$4,039	$5,429
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2021
(In millions)
Balance at December 31, 2020	$5,429
Unrealized investment gains (losses) during the period	(3,129)
Unrealized investment gains (losses) relating to:
Future policy benefits	1,277
DAC, VOBA and DSI	93
Deferred income tax benefit (expense)	369
Balance at September 30, 2021	$4,039
Change in net unrealized investment gains (losses)	$(1,390)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2021 and December 31, 2020.
Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2021	December 31, 2020
	(In millions)
Securities on loan: (1)
Amortized cost	$3,568	$2,373
Estimated fair value	$4,439	$3,603
Cash collateral received from counterparties (2)	$4,539	$3,674
Reinvestment portfolio — estimated fair value	$4,677	$3,830
_______________
(1)Included within fixed maturity securities.
(2)Included within payables for collateral under securities loaned and other transactions.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2021				December 31, 2020
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$1,619	$2,292	$627	$4,538	$937	$2,300	$437	$3,674
U.S. corporate	1	—	—	1	—	—	—	—
Total	$1,620	$2,292	$627	$4,539	$937	$2,300	$437	$3,674
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2021 was $1.6 billion, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, non-agency RMBS and U.S. and foreign corporate securities) with 57% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at September 30, 2021. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

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

	September 30, 2021	December 31, 2020
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$9,879	$10,131
Invested assets held in trust (reinsurance agreements) (2)	5,828	5,711
Invested assets pledged as collateral (3)	5,158	5,595
Total invested assets on deposit, held in trust and pledged as collateral	$20,865	$21,437
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $50 million and $59 million of the assets on deposit represents restricted cash and cash equivalents at September 30, 2021 and December 31, 2020, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $120 million and $101 million of the assets held in trust balance represents restricted cash and cash equivalents at September 30, 2021 and December 31, 2020, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report) and derivative transactions (see Note 5).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $59 million and $39 million at redemption value at September 30, 2021 and December 31, 2020, respectively.
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either September 30, 2021 or December 31, 2020.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	September 30, 2021		December 31, 2020
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$15,870	$15,042	$13,494	$12,416
Limited partnerships and LLCs	3,396	4,860	2,307	3,565
Total	$19,266	$19,902	$15,801	$15,981

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
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Investment income:
Fixed maturity securities	$706	$665	$2,080	$1,990
Equity securities	—	1	2	4
Mortgage loans	171	163	500	495
Policy loans	10	9	31	23
Limited partnerships and LLCs (1)	402	156	1,090	48
Cash, cash equivalents and short-term investments	1	6	3	38
Other	12	14	30	38
Total investment income	1,302	1,014	3,736	2,636
Less: Investment expenses	38	37	107	128
Net investment income	$1,264	$977	$3,629	$2,508
_______________
(1)Includes net investment income pertaining to other limited partnerships of $378 million and $1.0 billion for the three months and nine months ended September 30, 2021, respectively, and $154 million and $34 million for the three months and nine months ended September 30, 2020, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Fixed maturity securities	$—	$2	$(23)	$(24)
Equity securities	(2)	3	1	(4)
Mortgage loans	(5)	3	(6)	(23)
Limited partnerships and LLCs	—	(1)	1	(4)
Other	(9)	(1)	(10)	9
Total net investment gains (losses)	$(16)	$6	$(37)	$(46)
Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Proceeds	$1,925	$889	$4,092	$2,155
Gross investment gains	$23	$30	$62	$61
Gross investment losses	(21)	(28)	(76)	(70)
Net investment gains (losses)	$2	$2	$(14)	$(9)
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		September 30, 2021			December 31, 2020
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$210	$25	$—	$290	$66	$—
Foreign currency swaps	Foreign currency exchange rate	2,952	212	27	2,750	122	112
Total qualifying hedges		3,162	237	27	3,040	188	112
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	2,945	341	14	2,295	463	—
Interest rate caps	Interest rate	5,100	14	2	2,350	2	—
Interest rate options	Interest rate	8,750	89	1	25,980	712	122
Interest rate forwards	Interest rate	10,502	276	225	8,086	851	78
Foreign currency swaps	Foreign currency exchange rate	957	96	20	989	85	32
Foreign currency forwards	Foreign currency exchange rate	267	4	—	201	—	—
Credit default swaps — purchased	Credit	18	—	1	18	—	—
Credit default swaps — written	Credit	1,774	39	1	1,755	41	—
Credit default options	Credit	—	—	—	100	—	—
Equity index options	Equity market	29,441	1,039	1,105	30,976	1,071	838
Equity variance swaps	Equity market	359	9	7	1,098	13	20
Equity total return swaps	Equity market	31,782	421	324	15,056	143	822
Hybrid options	Equity market	900	16	—	600	—	—
Total non-designated or non-qualifying derivatives		92,795	2,344	1,700	89,504	3,381	1,912
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	208	—	N/A	283	—
Direct index-linked annuities	Other	N/A	—	5,218	N/A	—	3,855
Direct guaranteed minimum benefits	Other	N/A	—	2,076	N/A	—	2,751
Assumed guaranteed minimum benefits	Other	N/A	—	470	N/A	—	596
Assumed index-linked annuities	Other	N/A	—	373	N/A	—	382
Total embedded derivatives		N/A	208	8,137	N/A	283	7,584
Total		$95,957	$2,789	$9,864	$92,544	$3,852	$9,608
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2021 and December 31, 2020. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended September 30, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$—	$—	$1	$3
Foreign currency exchange rate derivatives	(1)	1	10	99
Total cash flow hedges	(1)	1	11	102
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(6)	—	—	—
Foreign currency exchange rate derivatives	32	(2)	—	—
Credit derivatives	2	—	—	—
Equity derivatives	(48)	—	—	—
Embedded derivatives	78	—	—	—
Total non-qualifying hedges	58	(2)	—	—
Total	$57	$(1)	$11	$102
Three Months Ended September 30, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$—	$—	$1	$(1)
Foreign currency exchange rate derivatives	8	(3)	8	(182)
Total cash flow hedges	8	(3)	9	(183)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(435)	—	—	—
Foreign currency exchange rate derivatives	(49)	(2)	—	—
Credit derivatives	3	—	—	—
Equity derivatives	(751)	—	—	—
Embedded derivatives	(641)	—	—	—
Total non-qualifying hedges	(1,873)	(2)	—	—
Total	$(1,865)	$(5)	$9	$(183)

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
	(In millions)
Nine Months Ended September 30, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$1	$—	$3	$(30)
Foreign currency exchange rate derivatives	5	(2)	25	179
Total cash flow hedges	6	(2)	28	149
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(1,196)	—	—	—
Foreign currency exchange rate derivatives	43	1	—	—
Credit derivatives	13	—	—	—
Equity derivatives	(496)	—	—	—
Embedded derivatives	(418)	—	—	—
Total non-qualifying hedges	(2,054)	1	—	—
Total	$(2,048)	$(1)	$28	$149
Nine Months Ended September 30, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$1	$—	$2	$92
Foreign currency exchange rate derivatives	12	(6)	28	139
Total cash flow hedges	13	(6)	30	231
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	4,321	—	—	—
Foreign currency exchange rate derivatives	56	(11)	—	—
Credit derivatives	1	—	—	—
Equity derivatives	(393)	—	—	—
Embedded derivatives	(1,754)	—	—	—
Total non-qualifying hedges	2,231	(11)	—	—
Total	$2,244	$(17)	$30	$231
At September 30, 2021 and December 31, 2020, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions was two years and three years, respectively.
At September 30, 2021 and December 31, 2020, the balance in AOCI associated with cash flow hedges was $302 million and $162 million, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	September 30, 2021			December 31, 2020
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$13	$683	2.2	$15	$683	2.9
Baa	26	1,081	5.0	26	1,072	5.2
Ba	—	6	4.2	—	—	—
Caa and Lower	(1)	4	4.2	—	—	—
Total	$38	$1,774	3.9	$41	$1,755	4.3
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
September 30, 2021
Derivative assets	$2,615	$(1,356)	$(864)	$395	$(390)	$5
Derivative liabilities	$1,731	$(1,356)	$—	$375	$(333)	$42
December 31, 2020
Derivative assets	$3,574	$(1,342)	$(1,327)	$905	$(840)	$65
Derivative liabilities	$2,010	$(1,342)	$—	$668	$(630)	$38
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	September 30, 2021	December 31, 2020
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$375	$668
Estimated Fair Value of Collateral Provided: (2)
Fixed maturity securities	$701	$1,205
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

	September 30, 2021
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$37,195	$866	$38,061
Foreign corporate	—	11,170	423	11,593
U.S. government and agency	3,483	5,839	—	9,322
RMBS	—	9,452	25	9,477
CMBS	—	6,963	42	7,005
State and political subdivision	—	4,768	—	4,768
ABS	—	3,703	198	3,901
Foreign government	—	1,852	—	1,852
Total fixed maturity securities	3,483	80,942	1,554	85,979
Equity securities	21	61	3	85
Short-term investments	705	60	—	765
Derivative assets: (1)
Interest rate	—	745	—	745
Foreign currency exchange rate	—	302	10	312
Credit	—	26	13	39
Equity market	—	1,460	25	1,485
Total derivative assets	—	2,533	48	2,581
Embedded derivatives within asset host contracts (2)	—	—	208	208
Separate account assets	46	104,276	—	104,322
Total assets	$4,255	$187,872	$1,813	$193,940
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$242	$—	$242
Foreign currency exchange rate	—	47	—	47
Credit	—	—	2	2
Equity market	—	1,429	7	1,436
Total derivative liabilities	—	1,718	9	1,727
Embedded derivatives within liability host contracts (2)	—	—	8,137	8,137
Total liabilities	$—	$1,718	$8,146	$9,864

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2021.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)
The Company determines the fair value of these embedded derivatives by estimating the present value of projected future benefits minus the present value of projected future fees using actuarial and capital markets assumptions including expectations of policyholder behavior. The calculation is based on in-force business and is performed using standard actuarial valuation software which projects future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios using observable risk-free rates. The percentage of fees included in the initial fair value measurement is not updated in subsequent periods.
Capital markets assumptions, such as risk-free rates and implied volatilities, are based on market prices for publicly-traded instruments to the extent that prices for such instruments are observable. Implied volatilities beyond the observable period are extrapolated based on observable implied volatilities and historical volatilities. Actuarial assumptions, including mortality, lapse, withdrawal and utilization, are unobservable and are reviewed at least annually based on actuarial studies of historical experience.
The valuation of these guarantee liabilities includes nonperformance risk adjustments and adjustments for a risk margin related to non-capital markets inputs. The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for BHF’s debt. These observable spreads are then adjusted to reflect the priority of these liabilities and claims-paying ability of the issuing insurance subsidiaries as compared to BHF’s overall financial strength.
Risk margins are established to capture the non-capital markets risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
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

					September 30, 2021			December 31, 2020			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.03%	-	12.62%	0.03%	-	12.13%	Decrease (1)
			•	Lapse rates	0.30%	-	14.50%	0.25%	-	15.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.44%	-	22.16%	16.66%	-	22.21%	Increase (5)
			•	Nonperformance risk spread	(0.50)%	-	1.28%	0.47%	-	1.97%	Decrease (6)
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
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended September 30, 2021
Balance, beginning of period	$877	$217	$—	$12	$3	$—	$20	$(8,053)	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	1	—	—	—	—	—	(6)	78	—
Total realized/unrealized gains (losses) included in AOCI	(8)	(1)	—	—	—	—	3	—	—
Purchases (7)	304	195	—	—	—	—	22	—	—
Sales (7)	(14)	(5)	—	—	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	46	—
Transfers into Level 3 (8)	223	8	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(94)	(149)	—	(12)	—	—	—	—	—
Balance, end of period	$1,289	$265	$—	$—	$3	$—	$39	$(7,929)	$—
Three Months Ended September 30, 2020
Balance, beginning of period	$894	$173	$—	$—	$3	$—	$20	$(5,804)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(1)	—	—	—	—	—	5	(641)	—
Total realized/unrealized gains (losses) included in AOCI	9	—	—	—	—	—	(10)	—	—
Purchases (7)	199	12	—	—	—	10	—	—	—
Sales (7)	(64)	(1)	—	—	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(173)	—
Transfers into Level 3 (8)	164	—	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(142)	(103)	—	—	—	—	—	—	—
Balance, end of period	$1,059	$81	$—	$—	$3	$10	$15	$(6,618)	$3
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021(9)	$—	$—	$—	$—	$—	$—	$(5)	$261	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at September 30, 2021 (9)	$(8)	$—	$—	$—	$—	$—	$3	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (9)	$—	$—	$—	$—	$—	$—	$5	$(682)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at September 30, 2020 (9)	$10	$—	$—	$—	$—	$—	$(10)	$—	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Nine Months Ended September 30, 2021
Balance, beginning of period	$684	$67	$—	$—	$3	$—	$2	$(7,301)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	—	—	—	10	(418)	—
Total realized/unrealized gains (losses) included in AOCI	(9)	—	—	—	—	—	12	—	—
Purchases (7)	694	239	—	—	—	—	20	—	—
Sales (7)	(53)	(21)	—	—	—	—	(6)	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(210)	—
Transfers into Level 3 (8)	175	14	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(202)	(34)	—	—	—	—	1	—	(3)
Balance, end of period	$1,289	$265	$—	$—	$3	$—	$39	$(7,929)	$—
Nine Months Ended September 30, 2020
Balance, beginning of period	$457	$117	$73	$—	$8	$5	$16	$(4,365)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(2)	—	—	—	(1)	—	3	(1,754)	—
Total realized/unrealized gains (losses) included in AOCI	14	2	—	—	—	—	10	—	—
Purchases (7)	510	34	—	—	—	10	—	—	—
Sales (7)	(103)	(3)	—	—	—	(5)	(14)	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(499)	—
Transfers into Level 3 (8)	263	9	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(80)	(78)	(73)	—	(4)	—	—	—	—
Balance, end of period	$1,059	$81	$—	$—	$3	$10	$15	$(6,618)	$3
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (9)	$—	$—	$—	$—	$—	$—	$(3)	$(215)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at September 30, 2021 (9)	$(9)	$1	$—	$—	$—	$—	$12	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (9)	$(1)	$—	$—	$—	$—	$—	$(11)	$(1,848)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at September 30, 2020 (9)	$15	$2	$—	$—	$—	$—	$10	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2021
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$18,188	$—	$—	$19,107	$19,107
Policy loans	$864	$—	$469	$561	$1,030
Other invested assets	$74	$—	$59	$15	$74
Premiums, reinsurance and other receivables	$3,303	$—	$229	$3,934	$4,163
Liabilities
Policyholder account balances	$22,386	$—	$—	$24,079	$24,079
Long-term debt	$842	$—	$37	$1,099	$1,136
Other liabilities	$1,230	$—	$394	$853	$1,247
Separate account liabilities	$1,370	$—	$1,370	$—	$1,370

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
7. Equity
Dividend Restrictions
During the third quarter of 2021, with the approval of the Delaware Department of Insurance, Brighthouse Reinsurance Company of Delaware paid a $600 million extraordinary dividend to Brighthouse Life Insurance Company in the form of the settlement of affiliated reinsurance balances of $400 million, invested assets of $197 million and cash of $3 million.
During the second quarter of 2021, Brighthouse Life Insurance Company paid an ordinary cash dividend of $250 million to BH Holdings, which was accounted for as a return of capital.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at June 30, 2021	$4,187	$138	$(13)	$4,312
OCI before reclassifications	(462)	102	9	(351)
Deferred income tax benefit (expense)	96	(21)	(1)	74
AOCI before reclassifications, net of income tax	3,821	219	(5)	4,035
Amounts reclassified from AOCI	(2)	—	—	(2)
Deferred income tax benefit (expense)	1	—	—	1
Amounts reclassified from AOCI, net of income tax	(1)	—	—	(1)
Balance at September 30, 2021	$3,820	$219	$(5)	$4,034

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Equity (continued)

	Three Months Ended September 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at June 30, 2020	$4,148	$485	$(23)	$4,610
OCI before reclassifications	810	(183)	8	635
Deferred income tax benefit (expense)	(171)	39	(2)	(134)
AOCI before reclassifications, net of income tax	4,787	341	(17)	5,111
Amounts reclassified from AOCI	5	(9)	—	(4)
Deferred income tax benefit (expense)	(1)	2	—	1
Amounts reclassified from AOCI, net of income tax	4	(7)	—	(3)
Balance at September 30, 2020	$4,791	$334	$(17)	$5,108

	Nine Months Ended September 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2020	$5,321	$108	$(8)	$5,421
OCI before reclassifications	(1,915)	149	3	(1,763)
Deferred income tax benefit (expense)	401	(31)	—	370
AOCI before reclassifications, net of income tax	3,807	226	(5)	4,028
Amounts reclassified from AOCI	16	(9)	—	7
Deferred income tax benefit (expense)	(3)	2	—	(1)
Amounts reclassified from AOCI, net of income tax	13	(7)	—	6
Balance at September 30, 2021	$3,820	$219	$(5)	$4,034

	Nine Months Ended September 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2019	$3,066	$163	$(14)	$3,215
OCI before reclassifications (2)	2,166	231	8	2,405
Deferred income tax benefit (expense)	(455)	(48)	(11)	(514)
AOCI before reclassifications, net of income tax	4,777	346	(17)	5,106
Amounts reclassified from AOCI	18	(15)	—	3
Deferred income tax benefit (expense)	(4)	3	—	(1)
Amounts reclassified from AOCI, net of income tax	14	(12)	—	2
Balance at September 30, 2020	$4,791	$334	$(17)	$5,108
_______________
(1)See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.
(2)Includes $3 million related to the adoption of the allowance for credit losses guidance.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$2	$3	$(14)	$(4)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	(8)	(2)	(14)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	2	(5)	(16)	(18)
Income tax (expense) benefit	(1)	1	3	4
Net unrealized investment gains (losses), net of income tax	1	(4)	(13)	(14)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	—	1	1	Net derivative gains (losses)
Interest rate swaps	1	1	3	2	Net investment income
Foreign currency swaps	(1)	8	5	12	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	—	9	9	15
Income tax (expense) benefit	—	(2)	(2)	(3)
Gains (losses) on cash flow hedges, net of income tax	—	7	7	12
Total reclassifications, net of income tax	$1	$3	$(6)	$(2)
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
Other revenues consisted primarily of 12b-1 fees of $67 million and $198 million for the three months and nine months ended September 30, 2021, respectively, and $59 million and $173 million for the three months and nine months ended September 30, 2020, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Compensation	$92	$79	$266	$234
Contracted services and other labor costs	60	50	175	180
Transition services agreements	30	35	89	86
Establishment costs	24	40	68	133
Premium and other taxes, licenses and fees	11	10	35	33
Volume related costs, excluding compensation, net of DAC capitalization	149	147	477	419
Interest expense on debt	17	17	50	51
Other	52	91	164	190
Total other expenses	$435	$469	$1,324	$1,326
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2021.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of September 30, 2021, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.

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
As of September 30, 2021, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain non-litigation loss contingencies to be from zero up to approximately $250 million, which are associated with reinsurance-related matters. For certain other reinsurance-related matters, the Company is not currently able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
On a quarterly and annual basis, the Company reviews relevant information with respect to non-litigation contingencies and, when applicable, updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $734 million and $210 million at September 30, 2021 and December 31, 2020, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $2.3 billion and $1.7 billion at September 30, 2021 and December 31, 2020, respectively.

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
The Company’s recorded liabilities were $1 million at both September 30, 2021 and December 31, 2020 for indemnities, guarantees and commitments.
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
Information regarding the significant effects of assumed reinsurance with New England Life Insurance Company (“NELICO”), an affiliate, included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Premiums	$—	$2	$2	$2
Universal life and investment-type product policy fees	$2	$1	$5	$5
Other revenues	$—	$—	$1	$1
Policyholder benefits and claims	$7	$31	$18	$54
Other expenses	$(8)	$(7)	$(21)	$(19)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Related Party Transactions (continued)

Information regarding the significant effects of assumed reinsurance with NELICO included on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2021	December 31, 2020
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$25	$24
Liabilities
Future policy benefits	$119	$120
Policyholder account balances	$470	$596
Other policy-related balances	$12	$10
Other liabilities	$11	$9
The Company assumes risks from NELICO related to guaranteed minimum benefits written directly by the cedent. The assumed reinsurance agreements contain embedded derivatives and changes in the estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $470 million and $596 million at September 30, 2021 and December 31, 2020, respectively. Net derivative gains (losses) associated with the embedded derivatives were $2 million and $128 million for the three months and nine months ended September 30, 2021, respectively, and ($13) million and ($249) million for the three months and nine months ended September 30, 2020, respectively.
Shared Services and Overhead Allocations
Brighthouse Services, LLC, an affiliate, currently provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $60 million and $176 million for the three months and nine months ended September 30, 2021, respectively, and $54 million and $157 million for the three months and nine months ended September 30, 2020, respectively. Costs incurred under these arrangements were $252 million and $736 million for the three months and nine months ended September 30, 2021, respectively, and $249 million and $766 million for the three months and nine months ended September 30, 2020, respectively, and were recorded in other expenses.
Included in these costs were those incurred related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company did not incur any costs for the three months and nine months ended September 30, 2021 and incurred costs of $23 million and $65 million for the three months and nine months ended September 30, 2020, respectively. The Company has been charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes the method used to allocate expenses under this arrangement has been reasonable, the allocated expenses may not have been indicative of those of a standalone entity. These establishment costs were fully allocated as of December 31, 2020.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($126) million and ($21) million at September 30, 2021 and December 31, 2020, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $57 million and $168 million for the three months and nine months ended September 30, 2021, respectively, and $51 million and $147 million for the three months and nine months ended September 30, 2020, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $254 million and $741 million for the three months and nine months ended September 30, 2021, respectively, and $212 million and $613 million for the three months and nine months ended September 30, 2020, respectively. The Company also had related party fee income receivables of $19 million and $18 million at September 30, 2021 and December 31, 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company, a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC and an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (together with its subsidiaries and affiliates, “Brighthouse Financial”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2021 (the “2020 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “First Quarter Form 10-Q”) filed with the SEC on May 11, 2021; (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (the “Second Quarter Form 10-Q” and, together with the First Quarter Form 10-Q, the “Quarterly Reports”) filed with the SEC on August 9, 2021; and (v) our current reports on Form 8-K filed in 2021.
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
Regulatory Developments
We, including our insurance subsidiary, BHNY, and our reinsurance subsidiary, Brighthouse Reinsurance Company of Delaware, are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, Brighthouse Life Insurance Company and its affiliates are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2020 Annual Report, as amended or supplemented by our subsequent Quarterly Reports under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments.”

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
Non-GAAP Financial Disclosures
Adjusted Earnings
In this report, we present adjusted earnings as a measure of our performance that is not calculated in accordance with GAAP. Adjusted earnings is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. We believe the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of its performance by the investor community and contract holders by highlighting the results of operations and the underlying profitability drivers of our business. Adjusted earnings should not be viewed as a substitute for net income (loss) attributable to Brighthouse Life Insurance Company, which is the most directly comparable financial measure calculated in accordance with GAAP. See “— Results of Operations” for a reconciliation of adjusted earnings to net income (loss) attributable to Brighthouse Life Insurance Company.
Adjusted earnings, which may be positive or negative, focuses on our primary businesses principally by excluding the impact of market volatility, which could distort trends.
The following are significant items excluded from total revenues in calculating adjusted earnings:
•Net investment gains (losses);
•Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”); and
•Certain variable annuity guaranteed minimum income benefits (“GMIB”) fees (“GMIB Fees”).
The following are significant items excluded from total expenses in calculating adjusted earnings:
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

The tax impact of the adjustments discussed above is calculated net of the statutory tax rate, which could differ from our effective tax rate.
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

Results of Operations
Annual Actuarial Review
We typically conduct our annual actuarial review (“AAR”) in the third quarter of each year. As a result of the 2021 AAR, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses, withdrawals and maintenance expenses. This update had the largest impact on our universal life with secondary guarantees (“ULSG”) business. We also increased our long-term general account earned rate, while maintaining our mean reversion rate at 3.00%. For our variable annuity business, we updated our annuitization and separate account assumptions, including fund fees, allocations and volatility, in addition to the policyholder behavior assumptions noted above.
Consolidated Results for the Nine Months Ended September 30, 2021 and 2020
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Revenues
Premiums	$526	$549
Universal life and investment-type product policy fees	2,240	2,114
Net investment income	3,629	2,508
Other revenues	262	224
Net investment gains (losses)	(37)	(46)
Net derivative gains (losses)	(2,049)	2,227
Total revenues	4,571	7,576
Expenses
Policyholder benefits and claims	2,420	5,094
Interest credited to policyholder account balances	978	792
Capitalization of DAC	(360)	(276)
Amortization of DAC and VOBA	(14)	833
Interest expense on debt	50	51
Other expenses	1,634	1,551
Total expenses	4,708	8,045
Income (loss) before provision for income tax	(137)	(469)
Provision for income tax expense (benefit)	(68)	(145)
Net income (loss)	(69)	(324)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$(70)	$(325)
The components of net income (loss) were as follows:

	Nine Months Ended September 30,
	2021	2020
	(In millions)
GMLB Riders	$(1,412)	$(933)
Other derivative instruments	(407)	1,461
Net investment gains (losses)	(37)	(46)
Other adjustments	19	(65)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	1,699	(887)
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(138)	(470)
Provision for income tax expense (benefit)	(68)	(145)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(70)	$(325)

Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
Loss before provision for income tax was $138 million ($70 million, net of income tax), a lower loss of $332 million ($255 million, net of income tax) from a loss before provision for income tax of $470 million ($325 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following favorable items:
•higher pre-tax adjusted earnings, as discussed in greater detail below; and
•lower policyholder benefits and claims, included in other adjustments, resulting from the adjustment for market performance related to participating products in our run-off business.
The increase in income before provision for income tax was partially offset by the following unfavorable items:
•losses on interest rate derivatives used to manage interest rate exposure in our ULSG business due to the long-term benchmark interest rate increasing in the current period and decreasing in the prior period; and
•higher losses from guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”), see “— GMLB Riders for the Nine Months Ended September 30, 2021 and 2020.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 50% in the current period compared to 31% in the prior period. The increase in the effective tax rate is driven by higher pre-tax adjusted earnings, as discussed in greater detail below. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings was as follows:

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(70)	$(325)
Add: Provision for income tax expense (benefit)	(68)	(145)
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(138)	(470)
Less: GMLB Riders	(1,412)	(933)
Less: Other derivative instruments	(407)	1,461
Less: Net investment gains (losses)	(37)	(46)
Less: Other adjustments	19	(65)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	1,699	(887)
Less: Provision for income tax expense (benefit)	316	(232)
Adjusted earnings	$1,383	$(655)

Consolidated Results for the Nine Months Ended September 30, 2021 and 2020 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Fee income	$2,321	$2,149
Net investment spread	2,137	1,060
Insurance-related activities	(1,301)	(2,448)
Amortization of DAC and VOBA	(133)	(358)
Other expenses, net of DAC capitalization	(1,324)	(1,289)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	1,699	(887)
Provision for income tax expense (benefit)	316	(232)
Adjusted earnings	$1,383	$(655)
Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
Adjusted earnings were $1.4 billion in the current period, an increase of $2.0 billion.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities due to:
◦a net decrease in liability balances resulting primarily from changes in assumptions made in connection with the AAR in our ULSG and annuities businesses, which included changes in the long-term general account earned rate and policyholder behavior assumptions;
partially offset by
◦higher paid claims, net of reinsurance in our life business; and
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion, primarily in our life business;
•higher net investment spread due to:
◦higher returns on other limited partnerships for the comparative measurement period; and
◦higher average invested assets resulting from positive net flows in the general account;
partially offset by
◦higher interest credited resulting from changes in interest accrual assumptions in connection with the AAR and the related modeling changes in our annuities business;
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average; and
◦higher interest credited to policyholders due to higher imputed interest on insurance liabilities related to modeling improvements in the prior period resulting from an actuarial system conversion in our life business;
•lower amortization of DAC and VOBA due to a favorable impact in our annuities and life businesses resulting from changes in assumptions, as well as model refinements made in connection with the AAR, which included changes in policyholder behavior and capital markets assumptions; and
•higher asset-based fees resulting from higher average separate account balances, a portion of which is offset in other expenses.

Key net unfavorable impacts were:
•higher other expenses due to:
◦higher asset-based variable annuity expenses resulting from higher average separate account balances, a portion of which is offset in fee income; and
◦higher corporate spending related to distribution and operations;
partially offset by
◦lower establishment costs related to planned technology expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in the current period compared to 26% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
GMLB Riders for the Nine Months Ended September 30, 2021 and 2020
The overall impact on income (loss) before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets, was as follows:

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Liabilities	$(875)	$(3,710)
Hedges	(1,216)	2,538
Ceded reinsurance	(76)	99
Fees (1)	610	608
GMLB DAC	145	(468)
Total GMLB Riders	$(1,412)	$(933)
______________
(1)Excludes living benefit fees, included as a component of adjusted earnings, of $45 million and $43 million for the nine months ended September 30, 2021 and 2020, respectively.
Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
Comparative results from GMLB Riders were unfavorable by $479 million.
The AAR primarily resulted in favorable changes in reserves and DAC amortization recognized in the current period.
Results were also driven by:
•unfavorable changes in our GMLB hedges;
•unfavorable changes to the estimated fair value of embedded derivative liabilities associated with Shield Level Annuities (“Shield liabilities”); and
•unfavorable changes in ceded reinsurance;
partially offset by
•favorable changes to the estimated fair value of variable annuity liability reserves; and
•favorable changes in GMLB DAC.
Higher equity markets resulted in the following impacts:
•unfavorable changes to the estimated fair value of Shield liabilities;
•unfavorable changes to the estimated fair value of our GMLB hedges; and
•unfavorable changes in ceded reinsurance;
partially offset by

•favorable changes to the estimated fair value of variable annuity liability reserves; and
•favorable changes to GMLB DAC.
Interest rates increasing in the current period resulted in the following impacts:
•unfavorable changes to the estimated fair value of our GMLB hedges;
•unfavorable changes to GMLB DAC;
•unfavorable changes in ceded reinsurance; and
•unfavorable changes to the estimated fair value of Shield liabilities;
partially offset by
•favorable changes to the estimated fair value of variable annuity liability reserves.
The narrowing of our credit spreads in the current period combined with a decrease in the underlying variable annuity liability reserves resulted in an unfavorable change in the adjustment for nonperformance risk, net of a favorable change in GMLB DAC.
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
Funding Agreement-Backed Commercial Paper Program
In July 2021, Brighthouse Life Insurance Company established a funding agreement-backed commercial paper program (the “FABCP Program”) for spread lending purposes, pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with Brighthouse Life Insurance Company under a funding agreement issued by Brighthouse Life Insurance Company to the SPLLC. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program is $3.0 billion. Activity related to this funding agreement is reported in Corporate & Other.

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
Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Nine Months Ended September 30,
	September 30, 2021	December 31, 2020	2021	2020	2021	2020
	(In millions)
FABCP Program	$1,663	$—	$1,989	$—	$326	$—
FABN Program	2,400	—	2,400	—	—	—
FHLB Funding Agreements (1)	600	—	951	—	351	—
Farmer Mac Funding Agreements	25	—	25	—	—	—
Total	$4,688	$—	$5,365	$—	$677	$—
__________________
(1)Additionally, in April 2020, Brighthouse Life Insurance Company issued funding agreements for an aggregate collateralized borrowing of $1.0 billion to provide a readily available source of contingent liquidity and repaid such borrowing during the fourth quarter of 2020.

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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2021.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTHOUSE LIFE INSURANCE COMPANY

By:		/s/ Kristine H. Toscano
	Name:	Kristine H. Toscano
	Title:	Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)
Date: November 8, 2021