Form 10-K
period 2021-12-31
BRIGHTHOUSE LIFE INSURANCE Co
filed 2022-03-02
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 2, 2022, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

Throughout this Annual Report on Form 10-K, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company and its subsidiaries, and “Brighthouse Life Insurance Company” refers solely to Brighthouse Life Insurance Company and not to any of its subsidiaries. Brighthouse Life Insurance Company is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial”). The term “Separation” refers to the separation of a substantial portion of MetLife, Inc.’s (together with its subsidiaries and affiliates, “MetLife”) former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment, into a separate, publicly-traded company, Brighthouse Financial, which was completed on August 4, 2017.
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
•the impact of the ongoing COVID-19 pandemic;
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

•the risks associated with climate change;
•the adverse impact on liabilities for policyholder claims as a result of extreme mortality events;
•the impact of adverse capital and credit market conditions, including with respect to our ability to meet liquidity needs and access capital;
•the impact of economic conditions in the capital markets and the U.S. and global economy, as well as geo-political events, military actions or catastrophic events, on our investment portfolio, including on realized and unrealized losses and impairments, net investment spread and net investment income;
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

PART I
Item 1. Business

Our Company
We offer a range of annuity and life insurance products to individuals and deliver our products through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. Brighthouse Life Insurance Company, a Delaware corporation, is licensed to write business in all U.S. states (except New York), the District of Columbia, the Bahamas, Guam, Puerto Rico, the British Virgin Islands and the U.S. Virgin Islands. Brighthouse Life Insurance Company of NY (“BHNY”), a wholly-owned subsidiary of Brighthouse Life Insurance Company, is domiciled in New York and licensed to write business only in New York.
Segments and Corporate & Other
We are organized into three segments: Annuities; Life; and Run-off. In addition, we report certain of our results of operations in Corporate & Other. In addition to the discussion that follows, refer to Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding each of our segments and Corporate & Other.
Annuities
Our Annuities segment consists of a variety of variable, fixed, index-linked and income annuities designed to address contract holders’ needs for protected wealth accumulation on a tax-deferred basis, wealth transfer and income security. The “variable” and “fixed” classifications describe generally whether we or the contract holder bears the investment risk of the assets supporting the contract and determine the manner in which we earn profits from these products, as asset-based fees charged for variable products or generally as investment spreads for fixed products. Index-linked annuities allow the contract holder to participate in returns from specified equity indices and, in the case of our flagship suite of Shield Level Annuities (“Shield” and “Shield Annuities”), provide a specified level of market downside protection. Income annuities provide a guaranteed monthly income for a specified period of years or for the life of the annuitant.
Life
Our Life segment consists of insurance products and services, including term, universal, whole and variable life products designed to address policyholders’ needs for financial security and protected wealth transfer, which may be on a tax-advantaged basis. In addition to contributing to our revenues and earnings, mortality protection-based products offered by our Life segment diversify the longevity and other risks in our Annuities segment.
Run-off
Our Run-off segment consists of products that are no longer actively sold and are separately managed, including ULSG, structured settlements, pension risk transfer contracts, certain company-owned life insurance policies and certain funding agreements.
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and interest expense related to our outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes long-term care and workers’ compensation business reinsured through 100% quota share reinsurance agreements, activities related to funding agreements associated with our institutional spread margin business, as well as direct-to-consumer life insurance that is no longer actively sold.
Reinsurance Activity
Unaffiliated Third-Party Reinsurance
In connection with our risk management efforts and in order to provide opportunities for growth and capital management, we enter into reinsurance arrangements pursuant to which we cede certain insurance risks to unaffiliated reinsurers. We cede risks to third parties in order to limit losses, minimize exposure to significant risks and provide capacity for future growth. We enter into various agreements with reinsurers that cover groups of risks, as well as individual risks. Our ceded reinsurance to third parties is primarily structured on a treaty basis as coinsurance, yearly renewable term, excess or catastrophe excess of retention insurance. These reinsurance arrangements are an important part of our risk management strategy because they permit us to spread risk and minimize the effect of losses. The extent of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum retention limits based on the characteristics and relative cost of reinsurance. We also cede first dollar mortality risk under certain contracts. In addition to reinsuring mortality risk, we cede other risks, as well as specific coverages.

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
We have historically reinsured the mortality risk on our life insurance policies primarily on an excess of retention basis or on a quota share basis. When we cede risks to a reinsurer on an excess of retention basis we retain the liability up to a contractually specified amount and the reinsurer is responsible for indemnifying us for amounts in excess of the liability we retain, subject sometimes to a cap. When we cede risks on a quota share basis we share a portion of the risk within a contractually specified layer of reinsurance coverage. We reinsure on a facultative basis for risks with specified characteristics. On a case-by-case basis, we may retain up to $20 million per life and reinsure 100% of the risk in excess of the amount we retain. We also reinsure portions of the risk associated with certain whole life policies to a former affiliate and we assume certain term life policies and universal life policies with secondary death benefit guarantees issued by a former affiliate. We routinely evaluate our reinsurance program and may increase or decrease our retention at any time.
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
In addition, a block of long-term care insurance business with reserves of $6.6 billion at December 31, 2021 is reinsured to Genworth Life Insurance Company and Genworth Life Insurance Company of New York (collectively, the “Genworth reinsurers”) who further retroceded this business to Union Fidelity Life Insurance Company (“UFLIC”), an indirect subsidiary of General Electric Company (“GE”). We acquired this block of long-term care insurance business in 2005 when our former parent acquired The Travelers Insurance Company (“Travelers”) from Citigroup, Inc. (“Citigroup”). Prior to the acquisition, Travelers agreed to reinsure a 90% quota share of its long-term care business to certain affiliates of GE, which following a spin-off became part of Genworth, and subsequently agreed to reinsure the remaining 10% quota share of such long-term care insurance business. The Genworth reinsurers established trust accounts for our benefit to secure their obligations under such arrangements requiring that they maintain qualifying collateral with an aggregate fair market value equal to at least 102% of the statutory reserves attributable to the long-term care business. Additionally, Citigroup agreed to indemnify us for losses and certain other payment obligations we might incur with respect to this block of reinsured long-term care insurance business. The most currently available financial strength rating for each of the Genworth reinsurers is C++ from A.M. Best, and Citigroup’s credit ratings are A3 from Moody’s and BBB+ from S&P. In February 2021, we received a demand for arbitration from the Genworth reinsurers seeking authorization to withdraw certain amounts from the trust accounts.
See “Risk Factors — Risks Related to Our Business — If the counterparties to our reinsurance or indemnification arrangements or to the derivatives we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations.” Further, as disclosed in Genworth’s filings with the SEC, UFLIC has established trust accounts for the Genworth reinsurers’ benefit to secure UFLIC’s obligations under its arrangements with them concerning this block of long-term care insurance business, and GE has also agreed, under a capital maintenance agreement, to maintain sufficient capital in UFLIC to maintain UFLIC’s risk-based capital (“RBC”) above a specified minimum level.

Affiliated Reinsurance
We enter into reserve financing and other transactions involving the assumption and cession of insurance risks with affiliated reinsurers and ceding companies (“Affiliated Reinsurance”). Affiliated reinsurance companies are affiliated insurance companies licensed under specific provisions of insurance law of their respective jurisdictions, such as the Special Purpose Financial Captive law adopted by several states including Delaware.
Brighthouse Reinsurance Company of Delaware (“BRCD”), our reinsurance subsidiary, was formed to manage our capital and risk exposures and to support our term life insurance and ULSG businesses through the use of affiliated reinsurance arrangements and related reserve financing. BRCD is capitalized with cash and invested assets, including funds withheld, at a level we believe to be sufficient to satisfy its future cash obligations under a variety of scenarios, including a permanent level yield curve and interest rates at lower levels, consistent with National Association of Insurance Commissioners (“NAIC”) cash flow testing scenarios. BRCD utilizes reserve financing to cover the difference between the sum of the fully required statutory assets (i.e., NAIC Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”) and NAIC Actuarial Guideline 38 (“Guideline AXXX”) reserves) and the target risk margin less cash, invested assets and funds withheld, on BRCD’s statutory statements. An admitted deferred tax asset could also serve to reduce the amount of funding required on a statutory basis under BRCD’s reserve financing. See Notes 9 and 10 of the Notes to the Consolidated Financial Statements for additional information regarding BRCD’s reserve financing.
BRCD provides certain benefits to Brighthouse Financial, including (i) enhancing our ability to hedge the interest rate risk of our reinsurance liabilities, (ii) allowing increased allocation flexibility in managing our investment portfolio, and (iii) improving operating flexibility and administrative cost efficiency, however there can be no assurance that such benefits will continue to materialize. See “Risk Factors — Risks Related to Our Business — We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases and new financings may be subject to limited market capacity” and “— Regulation — Insurance Regulation.” We also assume 100% of the living and death benefit guarantees issued in connection with certain variable annuities issued by our affiliate, New England Life Insurance Company.
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
Sales Distribution
We distribute our annuity and life insurance products through multiple independent distribution channels and marketing arrangements with a geographically diverse network of over 400 distribution partners. We have successfully built independent distribution relationships since 2001.
Our annuity products are distributed through national and regional broker-dealers, banks, independent financial planners, independent marketing organizations and other financial institutions and financial planners. Our life insurance products are distributed through national and regional broker-dealers, general agencies, financial advisors, brokerage general agencies, banks, financial intermediaries and online marketplaces. We believe this strategy permits us to maximize penetration of our target markets and distribution partners without incurring the fixed costs of maintaining a proprietary distribution channel and will facilitate our ability to quickly comply with evolving regulatory requirements applicable to the sale of our products.

Regulation

Overview
We, including our insurance subsidiary, BHNY, and our reinsurance subsidiary, BRCD, are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, Brighthouse Life Insurance Company and BHNY are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. See “Risk Factors — Regulatory and Legal Risks.”
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
State Insurance Regulatory Actions Related to the COVID-19 Pandemic
As U.S. states have declared states of emergency, many state insurance regulators have mandated or recommended that insurers implement policies to provide relief to consumers who have been adversely impacted by the COVID-19 pandemic. Accordingly, we have taken actions to provide relief to our life insurance policyholders, annuity contract holders and other contract holders who have claimed hardship as a result of the COVID-19 pandemic. Such relief may include extending the grace period for payment of insurance premiums, offering additional time to exercise contractual rights or options or extending maturity dates on annuities.
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
The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Brighthouse Life Insurance Company and BHNY are subject to RBC requirements and other minimum statutory capital and surplus requirements imposed under the laws of Delaware and New York, respectively. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated for NAIC reporting purposes on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk, including equity, interest rate and expense recovery risks associated with variable annuities that contain guaranteed minimum death and living benefits. The RBC framework is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. See “Risk Factors — Regulatory and Legal Risks — A decrease in the RBC ratio of Brighthouse Life Insurance Company and BHNY (as a result of a reduction in statutory surplus or increase in RBC requirements), or a change in the rating agency proprietary capital models, could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations” and Note 10 of the Notes to the Consolidated Financial Statements.
In June 2021, the NAIC adopted changes to the RBC factors for bonds and real estate and created a new set of RBC charges for longevity risk. These changes became effective on December 31, 2021 and had a minimal impact on our RBC ratio.
In December 2020, the NAIC adopted a group capital calculation tool that uses an RBC aggregation methodology for all entities within an insurance holding company system. The NAIC has stated that the calculation will be a tool to assist regulators in assessing group risks and capital adequacy and does not constitute a minimum capital requirement or standard, however, there is no guarantee that will be the case in the future. It is unclear how the group capital calculation will interact with existing capital requirements for insurance companies in the U.S.

In August 2018, the NAIC adopted the framework for variable annuity reserve and capital reform (“VA Reform”). The revisions, which have resulted in substantial changes in reserves, statutory surplus and capital requirements, are designed to mitigate the incentive for insurers to engage in captive reinsurance transactions by making improvements to Actuarial Guideline 43 and the Life Risk Based Capital C3 Phase II capital requirements. VA Reform is intended to (i) mitigate the asset liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) remove the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitate greater harmonization across insurers and their products for greater comparability. VA Reform became effective as of January 1, 2020, with early adoption permitted as of December 31, 2019. Brighthouse Financial elected to early adopt the changes effective December 31, 2019. Further changes to this framework, including changes resulting from work currently underway by the NAIC to find a suitable replacement for the Economic Scenario Generators developed by the American Academy of Actuaries, could negatively impact our statutory surplus and required capital.
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
The insurance holding company laws and regulations include a requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurance holding company system identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. To date, all of the states where Brighthouse Financial has domestic insurers have enacted this enterprise risk reporting requirement.
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
Captive Reinsurer Regulation
During 2014, the NAIC approved a regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions. Among other things, the framework called for more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. In 2014, the NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the ceding insurer’s actuary to opine on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 are effective in all U.S. states, and such requirements apply to policies issued and new reinsurance transactions entered into on or after January 1, 2015. In 2016, the NAIC adopted a model regulation containing similar substantive requirements to AG 48.
Federal Initiatives
Although the insurance business in the U.S. is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. Federal regulation of financial services, securities, derivatives and pensions, as well as legislation affecting privacy, tort reform and taxation, may significantly and adversely affect the insurance business. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies.
Guaranty Associations and Similar Arrangements
All of the jurisdictions in which we are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers, or those that may become impaired, insolvent or fail, for example, following the occurrence of one or more catastrophic events. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

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
Regulatory authorities in a small number of states, the Financial Industry Regulatory Authority, Inc. (“FINRA”) and, occasionally, the SEC, have conducted investigations or inquiries relating to sales or administration of individual life insurance policies, annuities or other products by Brighthouse Life Insurance Company and BHNY. These investigations have focused on the conduct of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, and sales and replacements of annuities and certain riders on such annuities. Over the past several years, these and a number of investigations of Brighthouse Life Insurance Company and BHNY by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner. In addition, insurance companies’ claims payment, abandoned property and escheatment practices have received increased scrutiny from regulators.
Policy and Contract Reserve Adequacy Analysis
Annually, we are required to conduct an analysis of the adequacy of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the contractual obligations and related expenses of the insurance company. The adequacy of the statutory reserves is considered in light of the assets held by the insurer with respect to such reserves and related actuarial items including, but not limited to, the investment earnings on such assets, and the consideration anticipated to be received and retained under the related policies and contracts. An insurance company may increase reserves in order to submit an opinion without qualification, which is required by the Delaware Department of Insurance and the NYDFS, and we have provided such opinions without qualifications.
Regulation of Investments
Brighthouse Life Insurance Company and BHNY are subject to state laws and regulations that require diversification of investment portfolios and limit the amount of investments that an insurer may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by Brighthouse Life Insurance Company and BHNY complied, in all material respects, with such regulations at December 31, 2021.
NYDFS Insurance Regulation 210
In March 2018, NYDFS Insurance Regulation 210: Life Insurance and Annuity Non-Guaranteed Elements took effect. The regulation establishes standards for the determination and readjustment of non-guaranteed elements (“NGE”) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued for delivery in New York. In addition, the regulation establishes guidelines for related disclosure to NYDFS and policy owners prior to any adverse change in NGEs. The regulation applies to all individual life insurance policies, individual annuity contracts and certain group life insurance and group annuity certificates that contain NGEs. NGEs include premiums, expense charges, cost of insurance rates and interest credits.

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
For example, the California Consumer Privacy Act of 2018 (the “CCPA”) went into effect on January 1, 2020, granting California residents new privacy rights and requiring disclosures regarding personal information, among other privacy protective measures. The California Privacy Rights Act (the “CPRA”) ballot measure passed in the November 2020 election. The CPRA becomes fully operative January 1, 2023 and amends the CCPA, expanding consumer privacy rights and establishing a new privacy enforcement agency. Additional states are considering enacting, or have enacted, consumer information privacy laws.
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
We issue variable insurance products through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Each registered separate account is generally divided into subaccounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. Our affiliate, Brighthouse Investment Advisers, LLC is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940, and its primary business is to serve as investment advisor to the registered mutual funds that underlie our variable annuity contracts and variable life insurance policies. Certain variable contract separate accounts sponsored by Brighthouse Life Insurance Company and BHNY are exempt from registration under the Securities Act and the Investment Company Act but may be subject to other provisions of the federal securities laws.
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
In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are “plan assets.” Therefore, these assets are subject to certain fiduciary obligations under ERISA, which requires fiduciaries to perform their duties solely in the interest of participants and beneficiaries of a plan subject to Title I of ERISA (an “ERISA Plan”). DOL regulations issued thereafter provide that, if an insurer satisfies certain requirements, assets supporting a policy backed by the insurer’s general account and issued before 1999 will not constitute “plan assets.” We have taken and continue to take steps designed to ensure compliance with these regulations. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31, 1998 is generally subject to fiduciary obligations under ERISA, unless the policy is an insurance policy or contract that provides for benefits the amount of which is guaranteed by the insurer (a “guaranteed benefit policy”), in which case, the assets would not be considered “plan assets.” We have taken and continue to take steps designed to ensure that policies issued to ERISA Plans after 1998 qualify as guaranteed benefit policies.
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
Department of Labor Fiduciary Advice Rule
A regulatory action by the DOL (the “Fiduciary Advice Rule”), which became effective on February 16, 2021, reinstates the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to ERISA Plans and IRAs and provides guidance interpreting such regulation. The guidance provided by the DOL broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Tax Code. In particular, the DOL states that a recommendation to “roll over” assets from a qualified retirement plan to an IRA or from an IRA to another IRA, can be considered fiduciary investment advice if provided by someone with an existing relationship with the ERISA Plan or an IRA owner (or in anticipation of establishing such a relationship). This guidance reverses an earlier DOL interpretation suggesting that roll over advice does not constitute investment advice giving rise to a fiduciary relationship.
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
Because we do not engage in direct distribution of retail products, including IRA products and retail annuities sold to ERISA Plan participants and to IRA owners, we believe that we will have limited exposure to the Fiduciary Advice Rule. However, while we cannot predict the rule’s impact, the DOL’s interpretation of the ERISA fiduciary investment advice regulation could have an adverse effect on sales of annuity products through our independent distribution partners, as a significant portion of our annuity sales are as IRAs. The Fiduciary Advice Rule may also lead to changes to our compensation practices and product offerings as well as increase our litigation risk, any of which could adversely affect our financial condition and results of operations. We may also need to take certain additional actions in order to comply with, or assist our distributors in their compliance with, the Fiduciary Advice Rule.
In 2021, the DOL announced that it intends to make further changes to its fiduciary investment advice framework, which may include amending the regulations defining fiduciary investment advice and evaluating the current exemptions relied upon by financial institutions in providing services to ERISA Plans and IRAs or proposing new exemptions. We will continue to monitor developments regarding any proposed framework updates.
State Law Standard of Conduct Rules and Regulations
The NAIC adopted a Suitability in Annuity Transactions Regulation (the “NAIC SAT”) that includes a best interest standard on February 13, 2020 in an effort to promote harmonization across various regulators, including the SEC Regulation Best Interest. The NAIC SAT model standard requires producers to act in the best interest of the consumer when recommending annuities. Several states have adopted the NAIC SAT model, effective in 2021, and we expect that other states will also consider adopting the NAIC SAT model.
Additionally, certain regulators have issued proposals to impose a fiduciary duty on some investment professionals, and other states may be considering similar regulations. We continue to assess the impact of these issued and proposed standards on our business, and we expect that we and our third-party distributors will need to implement additional compliance measures that could ultimately impact sales of our products.
New York Regulation 187
In July 2018, the NYDFS issued Regulation 187 (“Regulation 187”), which adopted a “best interest” standard for the sale of annuities and life insurance products in New York. The regulation generally requires a consumer’s best interest, and not the financial interests of a producer or insurer, in making a producer’s recommendation as to which life insurance or annuity product a consumer should purchase. In addition, Regulation 187 imposes a best interest standard on consumer in-force transactions. We have assessed the impact to our annuity and life insurance businesses and have adopted certain changes to promote compliance with the provisions by their respective effective dates. On April 29, 2021, the Appellate Division of the New York State Supreme Court overturned Regulation 187 for being unconstitutionally vague. The NYDFS filed an appeal to the New York Court of Appeals on May 27, 2021, and the filing of the appeal automatically stayed the Appellate Division’s order, which leaves Regulation 187 in effect until the appeal is decided by New York’s highest court.
SEC Rules Addressing Standards of Conduct for Broker-Dealers
On June 5, 2019, the SEC adopted a comprehensive set of rules and interpretations for broker-dealers and investment advisers, including Regulation Best Interest. Among other things, this regulatory package:
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
Transition from LIBOR
As a result of concerns about the accuracy of the calculation of the London Inter-Bank Offered Rate (“LIBOR”), actions by regulators, law enforcement agencies or the ICE Benchmark Administration, the current administrator of LIBOR enacted changes to the manner in which LIBOR is determined. In July 2017, the UK Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021, which was expected to result in these widely used reference rates no longer being available. As a result, the Federal Reserve began publishing a secured overnight funding rate, which is intended to replace U.S. dollar (“USD”) LIBOR. Plans for alternative reference rates for other currencies were also announced. On November 30, 2020, the administrator of LIBOR announced that only the one-week and the two-month USD LIBOR settings would cease publication on December 31, 2020, while the remaining tenors will continue to be published through June 30, 2023. Regulators in the U.S. and globally have continued to advocate for market participants to transition away from the use of LIBOR and have urged market participants to not enter into new contracts that reference USD LIBOR after December 31, 2021. On March 5, 2021, the ICE Benchmark Administration and the United Kingdom Financial Conduct Authority, which supervises the ICE Benchmark Administration, announced that all LIBOR settings either will cease to be provided by any administrator or will no longer be representative (i) immediately after December 31, 2021, for all non-USD LIBOR settings and one-week and two-month USD LIBOR settings and (ii) immediately after June 30, 2023 for the remaining USD LIBOR settings (the “LIBOR Announcement”).
The Alternative Reference Rate Committee of the New York office of the Board of Governors of the Federal Reserve and the International Swaps and Derivatives Association (“ISDA”) have taken significant steps toward the development of consensus-based fallbacks and alternatives to LIBOR. The fallback proposals are intended to minimize disruptions if LIBOR is no longer usable. In addition, the ISDA has amended and/or provided a means for amendment through protocol of its applicable standard documentation to implement fallbacks for certain key interbank offered rates (“IBOR”). The fallbacks apply if enumerated temporary, permanent and pre-cessation triggers relating to the relevant IBOR occur. There can be no assurance, however, that the alternative rates and fallbacks will be effective at preventing or mitigating disruption as a result of the transition. Should such disruption occur, it may adversely affect, among other things, (i) the trading market for LIBOR-based securities, including those held in the Company’s investment portfolio, (ii) the market for derivative instruments, including those that the Company uses to achieve its hedging objectives and (iii) the Company’s ability to issue debt bearing a floating rate of interest, including floating rate funding agreements. We continue to prepare for and monitor developments regarding these changes in order to reduce potential disruptions. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We are exposed to significant financial and capital markets risks which may adversely affect our financial condition, results of operations and liquidity, and may cause our net investment income and our profitability measures to vary from period to period — Changes to LIBOR.”

Regulation of Over-the-Counter Derivatives
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of derivatives and imposes additional costs, including new reporting and margin requirements. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. Our costs of risk mitigation have increased under Dodd-Frank. For example, Dodd-Frank imposes requirements for (i) the mandatory clearing of certain OTC derivatives transactions that must be cleared and settled through central clearing counterparties (“OTC-cleared”), and (ii) the mandatory exchange of margin for OTC in-scope derivatives transactions that are bilateral contracts between two counterparties (“OTC-bilateral” or “uncleared”) entered into after the applicable phase-in period. The initial margin requirements for OTC-bilateral derivatives transactions, which requires the collecting and posting of collateral to reduce future exposure to a given counterparty, became applicable to us in September 2021. The increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, will likely require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for cleared and OTC-bilateral derivatives transactions. Centralized clearing of certain derivatives also exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivatives transactions. We could be subject to higher costs of entering into derivatives transactions (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
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
Competition
Both the annuities and the life insurance markets are very competitive, with many participants and no one company dominating the market for all products. According to the American Council of Life Insurers (Life Insurers Fact Book 2021), the U.S. life insurance industry is made up of 747 companies with sales and operations across the country and U.S. territories. We compete with major, well-established stock and mutual life insurance companies and non-insurance financial services companies (e.g., banks, broker-dealers and asset managers) in all of our product offerings, including certain of our distributors that currently manufacture competing products or may manufacture competing products in the future. Our Annuities segment also faces competition from other financial service providers that focus on retirement products and advice. Our competitive positioning overall is focused on access to distribution channels, product features and financial strength.
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
Principal competitive factors in the life insurance business include customer service and distribution channel relationships, price, the financial strength ratings of the insurance company, technology and financial stability. For our hybrid indexed universal life with long-term care product, product features, long-term care benefits and our underwriting process are the primary competitive factors.

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
We use actuarial models to assist us in establishing reserves for liabilities arising from our insurance policies and annuity contracts. We periodically review the effectiveness of these models, including in connection with the implementation of our new actuarial platform, their underlying logic and, from time to time, implement refinements to our models based on these reviews. We implement refinements after rigorous testing and validation and, even after such validation and testing, our models remain subject to inherent limitations. Accordingly, no assurances can be given as to whether or when we will implement refinements to our actuarial models, and, if implemented, the extent of such refinements. Furthermore, if implemented, any such refinements could cause us to increase the reserves we hold for our insurance policy and annuity contract liabilities. Such refinement could also cause us to accelerate the amortization of deferred policy acquisition costs (“DAC”) associated with the affected reserves.
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

An increase in our reserves for any of the above reasons, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations and our profitability measures, as well as materially impact our capitalization, our dividend capacity, the ability of BHNY or BRCD to pay dividends or distributions to us and our liquidity. These impacts could then, in turn, impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and, in certain circumstances, ultimately impact our solvency. Additionally, an acceleration of DAC amortization for any of the above reasons, individually or in the aggregate, could have a material adverse effect on our GAAP results.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs.”
Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk
Certain of the variable annuity products we offer include guaranteed benefits designed to protect contract holders against significant changes in equity markets and interest rates, including guaranteed minimum death benefits (“GMDB”) and guaranteed minimum withdrawal benefits (“GMWB”). While we continue to have guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum income benefits (“GMIB”) in-force with respect to which we are obligated to perform, we no longer offer GMABs or GMIBs. We hold liabilities based on the value of the benefits we expect to be payable under such guarantees in excess of the contract holders’ projected account balances. As a result, any periods of significant and sustained negative or low separate account returns, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with variable annuity guarantees.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Annual Actuarial Review.”
Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures and may negatively affect our statutory capital
The principal focus of our variable annuity exposure risk management program is to maintain assets supporting our variable annuity contracts at or above the amount needed to support the BHF combined target RBC ratio between 400% and 450% in normal market conditions. Our exposure risk management strategy seeks to mitigate the potential adverse effects of changes in capital markets, specifically equity markets and interest rates. The strategy primarily relies on a hedging strategy using derivative instruments and, to a lesser extent, reinsurance. We utilize a combination of short-term and longer-term derivative instruments to have a laddered maturity of protection and reduce roll-over risk during periods of market disruption or higher volatility.

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
We may not have sufficient assets to meet our future ULSG policyholder obligations and changes in interest rates may result in net income volatility
The primary market risk associated with our ULSG block is the uncertainty around the future levels of U.S. interest rates and bond yields. To help ensure we have sufficient assets to meet future ULSG policyholder obligations, we have employed an actuarial approach based upon NY Regulation 126 Cash Flow Testing (“ULSG CFT”) to set our ULSG asset requirement target for BRCD, which reinsures the majority of the ULSG business written by Brighthouse Life Insurance Company. For the business retained by Brighthouse Life Insurance Company, we set our ULSG asset requirement target to equal the actuarially determined statutory reserves, which, taken together with our ULSG asset requirement target for BRCD, comprises our total ULSG asset requirement target (“ULSG Target”). Under the ULSG CFT approach, we assume that interest rates remain flat or lower than current levels, and our actuarial assumptions include a provision for adverse deviation. These underlying assumptions used in ULSG CFT are more conservative than those required under accounting principles generally accepted in the United States of America (“GAAP”), which assumes a long-term upward mean reversion of interest rates and best estimate actuarial assumptions without additional provisions for adverse deviation.
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
The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity
We continue to closely monitor developments related to the COVID-19 pandemic, which has negatively impacted us in certain respects, including as discussed below and as further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — COVID-19 Pandemic.” At this time, it continues to not be possible to estimate (i) the severity or duration of the pandemic, including the severity, duration and frequency of any additional “waves” or emerging variants of COVID-19 or (ii) the efficacy or utilization of any therapeutic treatments and vaccines for COVID-19 or variants thereof. It likewise remains not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, financial condition, results of operations and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise any targets we may provide to the markets or any aspects of our business model. See “— Extreme mortality events may adversely impact liabilities for policyholder claims.”
A key part of our operating strategy is leveraging third parties to deliver certain services important to our business. As a result, we rely upon the successful implementation and execution of the business continuity plans of such entities in the current environment. While our third-party provider contracts require business continuity and we closely monitor the performance of such third parties, including those that are operating in a remote work environment, successful implementation and execution of their business continuity strategies are largely outside of our control. If any of our third-party providers or partners (including third-party reinsurers) experience operational or financial failures related to the COVID-19 pandemic, or are unable to perform any of their contractual obligations due to force majeure or otherwise, it could have a material adverse effect on our business, financial condition or results of operations. See “— The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business.”
Certain sectors of our investment portfolio may have been, and may in the future be, adversely affected as a result of the impact of the COVID-19 pandemic on capital markets and the global economy, as well as uncertainty regarding its duration and outcome. A sustained period of low interest rates, reduced liquidity and a continued slowdown in U.S. or global economic conditions may adversely affect, the values and cash flows of some of our investments. In addition, we have exposure to fixed maturity securities, mortgage loans and certain residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities that may be impacted by the COVID-19 pandemic. See “— Investments-Related Risks — Defaults on our mortgage loans and volatility in performance may adversely affect our profitability” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — COVID-19 Pandemic.”
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
Economic uncertainty resulting from the COVID-19 pandemic continues to impact sales of certain of our products, and we are providing relief to customers adversely affected by the COVID-19 pandemic, as further described in “Business — Regulation — Insurance Regulation.” Circumstances resulting from the COVID-19 pandemic have affected, and may continue to affect, the incidence of claims, utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, any of which could impact the revenues and expenses associated with our products.

Any risk management or contingency plans or preventative measures we take may not adequately predict or address the impact of the COVID-19 pandemic on our business. In response to the COVID-19 pandemic, we shifted all of our employees to a remote work environment, where they currently remain. Once our offices reopen, we plan to transition to a flexible, hybrid work model that allows our employees the option to work fully remote or occasionally in the office. Remote work arrangements could increase operational risk, including, but not limited to, cybersecurity risks.
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
The FASB issued an accounting standards update (“ASU”) in August 2018 that will result in significant changes to the accounting for long-duration insurance contracts, including that all of our variable annuity guarantees be considered market risk benefits and measured at fair value, whereas today a significant amount of our variable annuity guarantees are classified as insurance liabilities. The ASU will be effective as of January 1, 2023. The impact of the new guidance on our variable annuity guarantees is highly dependent on market conditions, especially interest rates, as our stockholder’s equity would decrease as interest rates decrease and increase as interest rates rise. We are, therefore, unable to estimate the ultimate impact of the ASU on our financial statements; however, at prevailing interest rate levels at the end of 2021, the ASU, upon adoption, would likely result in a material decrease in stockholder’s equity, which could have a material adverse effect on our leverage ratios and other rating agency metrics and could consequently adversely impact our financial strength ratings and our ability to incur new indebtedness or refinance our existing indebtedness. In addition, the ASU will have a significant impact to the Company’s financial statements upon adoption and will also change the pattern of the Company’s earnings after the transition date, which may include an increase in the market sensitivity of our financial statements and results of operations. See “— A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” and Note 1 of the Notes to the Consolidated Financial Statements.
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
Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. The credit rating agencies also evaluate the insurance industry as a whole and may change our financial strength rating based on their overall view of our industry. For example, in April 2020, Fitch revised the rating outlook for Brighthouse Life Insurance Company and an affiliate to negative from stable due to the disruption to economic activity and the financial markets from the COVID-19 pandemic. This action by Fitch followed its revision of the rating outlook on the U.S. life insurance industry to negative. In April 2021, Fitch revised the rating outlook for Brighthouse Life Insurance Company and an affiliate from negative back to stable. There can be no assurance that Fitch will not take further adverse action with respect to our ratings or that other rating agencies will not take similar actions in the future. Each rating should be evaluated independently of any other rating. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Rating Agencies.”
An inability to access credit facilities could result in a reduction in our liquidity and lead to downgrades in Brighthouse Financial’s credit ratings and our financial strength ratings
Brighthouse Financial had $3.2 billion of total long-term consolidated indebtedness outstanding at December 31, 2021, consisting of debt securities issued to its investors. BHF also has a $1.0 billion senior unsecured revolving credit facility maturing May 7, 2024 (the “Revolving Credit Facility”). The right to borrow funds under the Revolving Credit Facility is subject to the fulfillment of certain conditions, including compliance with all covenants. Failure to comply with the covenants in the Revolving Credit Facility or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the Revolving Credit Facility, would restrict BHF’s ability to access the Revolving Credit Facility when needed and, consequently, could have a material adverse effect on our financial condition, results of operations and liquidity.
Reinsurance may not be available, affordable or adequate to protect us against losses
As part of our overall risk management strategy, Brighthouse Life Insurance Company and BHNY may purchase reinsurance from third-party reinsurers for certain risks we underwrite. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. The premium rates and other fees that we charge for our products are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not. We have faced a number of rate increase actions on in-force business in recent years and may face additional increases in the future. There can be no assurance that the outcome of any future rate increase actions would not have a material effect on our financial condition and results of operations. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the reinsured business, which would result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in an increase in the amount of risk that we retain with respect to those policies we issue. See “Business — Reinsurance Activity.”
If the counterparties to our reinsurance or indemnification arrangements or to the derivatives we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations
We use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance, indemnification and derivatives do not relieve us of our direct liability to our policyholders, even when a third-party is liable to us. Accordingly, we bear credit risk with respect to our reinsurers, indemnitors, counterparties and central clearinghouses. A reinsurer’s, indemnitor’s, counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivatives agreements with us or inability or unwillingness to return collateral could have a material adverse effect on our financial condition and results of operations.

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
We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases and new financings may be subject to limited market capacity
We currently utilize reinsurance and capital markets solutions to mitigate the capital impact of the statutory reserve requirements for several of our products, including, but not limited to, our level premium term life products subject to Regulation XXX and ULSG subject to Guideline AXXX. Our primary solution involves BRCD, our affiliated reinsurance subsidiary. See “Business — Reinsurance Activity — Affiliated Reinsurance.” BRCD obtained statutory reserve financing through a funding structure involving a single financing arrangement supported by a pool of highly rated third-party reinsurers. In connection with this financing arrangement, BRCD, with the explicit permission of the Delaware Commissioner, has included the value of credit-linked notes as admitted assets. See Notes 9 and 10 of the Notes to the Consolidated Financial Statements for a description of the financing arrangement and this associated permitted practice. The financing facility matures in 2039 and we may therefore need to refinance this facility in the future.
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
Factors affecting our competitiveness may adversely affect our market share and profitability
We believe competition among insurance companies is based on a number of factors, including service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, financial strength ratings, e-business capabilities and name recognition. We face intense competition from a large number of other insurance companies, as well as non-insurance financial services companies (e.g., banks, broker-dealers and asset managers). In addition, certain of our distributors also currently manufacture their own competing products or may manufacture competing products in the future. Some of our competitors offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims-paying ability and financial strength ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have a pre-existing customer base for financial services products. These competitive pressures may adversely affect the persistency of our products, as well as our ability to sell our products in the future. In addition, new and disruptive technologies may present competitive risks. If, as a result of competitive factors or otherwise, we are unable to generate a sufficient return on insurance policies and annuity products we sell in the future, we may stop selling such policies and products, which could have a material adverse effect on our financial condition and results of operations. See “Business — Competition.”
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

In addition, due to the highly regulated nature of our business, legislative or other changes affecting the regulatory environment for our business may, over time, have the effect of supporting or burdening some aspects of the financial services industry. This can affect our competitive position within the annuities and life insurance industry, and within the broader financial services industry. See “— Regulatory and Legal Risks” and “Business — Regulation.”
Brighthouse Financial may experience difficulty in marketing and distributing products through our distribution channels
We distribute our products exclusively through a variety of third-party distribution channels. Our agreements with our third-party distributors may be terminated by either party with or without cause. We may periodically renegotiate the terms of these agreements, and there can be no assurance that such terms will remain acceptable to us or such third parties. If we are unable to maintain our relationships, our sales of individual insurance, annuities and investment products could decline, and our financial condition and results of operations could be materially adversely affected. Our distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including changes in our distribution strategy, adverse developments in our business, adverse rating agency actions, or concerns about market-related risks. We are also at risk that key distribution partners may merge, consolidate, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. Also, if we are unsuccessful in attracting and retaining key internal associates who conduct our business, including wholesalers, our sales could decline.
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
Because our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are not in the best interest, we may suffer reputational and other harm to our business.
We compete with major, well-established stock and mutual life insurance companies and non-insurance financial services companies (e.g., banks, broker-dealers and asset managers) in all of our product offerings, and our distributors sell such competitors’ products along with our products. In addition, certain of our distributors currently manufacture their own competing products or may manufacture competing products in the future. If our distributors concentrate their efforts in selling their firm’s own products or our other competitors’ products instead of ours, our sales could be adversely impacted.
In addition, in connection with the sale of MetLife Premier Client Group to Massachusetts Mutual Life Insurance Company (“MassMutual”), we entered into an agreement in 2016 that permits us to serve as the exclusive manufacturer for certain proprietary products which are offered through MassMutual’s career agent channel. We partnered with MassMutual to develop the initial product distributed under this arrangement, the Index Horizons fixed index annuity, and agreed on the terms of the related reinsurance. While the agreement has a term of 10 years, it is possible that MassMutual may elect to terminate our exclusivity or the agreement itself in certain specified circumstances.

The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business
A key part of our operating strategy is to leverage third parties to deliver certain services important to our business, including administrative, operational, technology, financial, investment and actuarial services. For example, we have certain arrangements with third-party service providers relating to the administration of both in-force policies and new life and annuities business, as well as engagements with a select group of experienced external asset management firms to manage the investment of the assets comprising our general account portfolio and certain other assets. There can be no assurance that the services provided to us by third parties (or their suppliers, vendors or subcontractors) will be sufficient to meet our operational and business needs, that such third parties will continue to be able to perform their functions in a manner satisfactory to us, that the practices and procedures of such third parties will continue to enable them to adequately manage any processes they handle on our behalf, or that any remedies available under these third-party arrangements will be sufficient to us in the event of a dispute or nonperformance. In addition, we continue to focus on further sourcing opportunities with third-party vendors; as we transition to new third-party service providers and convert certain administrative systems or platforms, certain issues may arise. For example, during the third quarter of 2020, we completed the conversion of a significant portion of the administration of our in-force annuity business to a single third-party service provider. Following the conversion, a number of our customers and distribution partners experienced delays and service interruptions. While these issues have been resolved, there can be no assurance that in connection with this or future conversions, transitions to new third-party service providers, or in connection with any of the services provided to us by third parties (or such third party’s supplier, vendor or subcontractor), we will not incur any unanticipated expenses or experience other economic or reputational harm, experience service delays or interruptions, or be subject to litigation or regulatory investigations and actions, any of which could have a material adverse effect on our business and financial reporting.
Furthermore, if a third-party provider (or such third-party’s supplier, vendor or subcontractor) fails to meet contractual requirements (e.g., compliance with applicable laws and regulations, suffers a cyberattack or other security breach, fails to provide material information on a timely basis) or fails to provide required services due to the loss of key personnel or otherwise, then, in each case, we could suffer economic and reputational harm that could have a material adverse effect on our business and financial reporting. In addition, such failures could result in the loss of key distributors, impact the accuracy of our financial reporting, or subject us to litigation or regulatory investigations and actions, which could have a material adverse effect on our business, financial condition and results of operations. See “— Risks Related to Our Business — Brighthouse Financial may experience difficulty in marketing and distributing products through our distribution channels” and “— Operational Risks — Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
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
Risks associated with climate change could adversely affect our business, financial condition and results of operations.
Climate change could pose a systemic risk to the financial system. Climate change could increase the frequency and severity of weather related disasters and pandemics. Efforts to reduce greenhouse gas emissions and limit global warming could impact global investment asset valuations. There is also a risk that some asset sectors could face significantly higher costs and a disorderly adjustment to asset values leading to an adverse impact on the value and future performance of investment assets as a result of climate change and regulatory or other responses. Climate change could also impact our counterparties and other third parties, including, among others, reinsurers and derivatives counterparties. The above risks could adversely affect our business, financial condition and results of operations.
Extreme mortality events may adversely impact liabilities for policyholder claims
Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. For example, the COVID-19 pandemic is ongoing and several significant influenza pandemics have occurred in the last century. The likelihood, timing, and severity of a future pandemic that may impact our policyholders cannot be predicted. Moreover, the impact of climate change could cause changes in the frequency or severity of outbreaks of certain diseases. A significant pandemic could have a major impact on the global economy and the financial markets or the economies of particular countries or regions, including disruptions to commerce, the health system, and the food supply and reduced economic activity. In addition, a pandemic that affected our employees or the employees of our distributors or of other companies with which we do business, including providers of third-party services, could disrupt our business operations. Furthermore, the value of our investment portfolio could be negatively impacted, see “— Investments-Related Risks — Ongoing military actions, the continued threat of terrorism, climate change as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur.” The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses we experience. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.
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

Brighthouse Financial could face difficulties, unforeseen liabilities, asset impairments or rating actions arising from business acquisitions or dispositions
We may engage in dispositions and acquisitions of businesses. Such activity exposes us to a number of risks arising from (i) potential difficulties achieving projected financial results including the costs and benefits of integration or deconsolidation; (ii) unforeseen liabilities or asset impairments; (iii) the scope and duration of rights to indemnification for losses; (iv) the use of capital which could be used for other purposes; (v) rating agency reactions; (vi) regulatory requirements that could impact our operations or capital requirements; (vii) changes in statutory accounting principles or GAAP, practices or policies; and (viii) certain other risks specifically arising from activities relating to a legal entity reorganization.
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
Economic Environment and Capital Markets-Related Risks
If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations
Our business and results of operations are materially affected by conditions in the capital markets and the U.S. economy generally, as well as by the global economy to the extent it affects the U.S. economy. In addition, while our operations are entirely in the U.S., we have foreign investments in our general and separate accounts and, accordingly, conditions in the global capital markets can affect the value of our general account and separate account assets, as well as our financial results. Actual or perceived stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on us, both because we have a large investment portfolio and our benefit and claim liabilities are sensitive to changing market factors, including interest rates, credit spreads, equity and commodity prices, derivative prices and availability, real estate markets, foreign currency exchange rates and the returns and volatility of capital markets. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our products could be adversely affected as customers are unwilling or unable to purchase them. In addition, we may experience an elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations and lapses or surrenders of policies. Furthermore, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Such adverse changes in the economy could negatively affect our earnings and capitalization and have a material adverse effect on our financial condition, our results of operations, our ability to pay dividends and the ability of BHNY or BRCD to pay dividends or distributions to us.
Significant market volatility in reaction to geopolitical risks, changing monetary policy, trade disputes and uncertain fiscal policy may exacerbate some of the risks we face. Increased market volatility may affect the performance of the various asset classes in which we invest, as well as separate account values.

Extreme declines or shocks in equity markets, such as sustained stagnation in equity markets and low interest rates, could cause us to incur significant capital or operating losses due to, among other reasons, the impact of guarantees related to our annuity products, including increases in liabilities, increased capital requirements, or collateral requirements. Furthermore, periods of sustained stagnation in equity and bond markets, which are characterized by multiple years of low annualized total returns impacting the growth in separate accounts or low level of U.S. interest rates, may materially increase our liabilities for claims and future benefits due to inherent market return guarantees in these liabilities. Similarly, sustained periods of low interest rates and risk asset returns could reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures such as hedging, causing our profit margins to erode as a result of reduced investment portfolio income and increased insurance liabilities. See also “— Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk” and “— Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity.”
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
In the event capital markets or other conditions have an adverse impact on our capital and liquidity, or our stress-testing indicates that such conditions could have an adverse impact beyond expectations and our current resources do not satisfy our needs or regulatory requirements, we may have to seek additional financing to enhance our capital and liquidity position. The availability of additional financing will depend on a variety of factors such as the then current market conditions, regulatory capital requirements, availability of credit to us and the financial services industry generally, our financial strength ratings and financial leverage, and the perception of our customers and lenders regarding our long- or short-term financial prospects if we incur large operating or investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
In addition, our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under securities lending agreements or other collateral requirements. See “— Investments-Related Risks — Should the need arise, we may have difficulty selling certain holdings in our investment portfolio or in our securities lending program in a timely manner and realizing full value given that not all assets are liquid,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Liquidity and Capital.”
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
Inflation risk
A sustained or material increase in inflation could affect our business in several ways. During inflationary periods, the value of fixed income investments may fall, which could increase realized and unrealized losses. Interest rates may increase due to central bank policy responses to combat inflation, which may positively impact our business in certain respects, but could also increase the risk of a recession or an equity market downturn and could negatively impact various portions of our business, including our investment portfolio. Inflation also increases expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability in the event that such additional costs cannot be passed through to policyholders. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity and inhibit revenue growth.
Changes to LIBOR
There is currently uncertainty regarding the impact of the discontinuation of LIBOR, as well as the development and adoption of alternative reference rates and fallbacks by the Alternative Reference Rate Committee of the New York office of the Board of Governors of the Federal Reserve and ISDA. See “Business — Regulation — Transition from LIBOR” for a discussion of the discontinuation of LIBOR, as well as developments regarding the adoption of alternative reference rates and fallbacks.
At this time, it is not possible to predict the effect that the discontinuation of LIBOR or the establishment of alternative reference rates may have on our financial instruments or agreements currently using LIBOR as a benchmark interest rate. In addition, it is not possible to predict how such changes or other reforms may adversely affect the trading market for LIBOR-based securities and derivatives, including those held in our investment portfolio. Such changes or reforms may result in adjustments or replacements to LIBOR, which could have an adverse impact on the market for LIBOR-based securities and the value of our investment portfolio. Our transition may not effectively protect other aspects of our business, such as our operations and the accuracy of the financial models and valuations we use to measure our risks, for financial reporting, or other purposes. Any such uncertainties may harm our reputation, business operations and financial condition, as well as our relationships with investors, distributors, or regulators. Market and client adoption of proposed alternative reference rates varies across products, services, and contracts, leading to market fragmentation, reduced liquidity in the market, and increased operational complexity. Alternative reference rates have different characteristics than LIBOR and may demonstrate less predictable behavior over time and across different monetary, market, and economic environments. Furthermore, we previously entered into agreements that currently reference LIBOR and may be adversely affected by any changes or reforms to LIBOR or discontinuation of LIBOR, including if such agreements are not amended prior to any such changes, reform or discontinuation.

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
If we are required to return significant amounts of cash collateral in connection with our securities lending or otherwise need significant amounts of cash on short notice and we are forced to sell securities, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize in normal market conditions, or both. In the event of a forced sale, accounting guidance requires the recognition of a loss for securities in an unrealized loss position and may require the impairment of other securities based on our ability to hold those securities, which would negatively impact our financial condition and results of operations, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures. In addition, under stressful capital markets and economic conditions, liquidity broadly deteriorates, which could further restrict our ability to sell securities. Furthermore, if we decrease the amount of our securities lending activities over time, the amount of net investment income generated by these activities will also likely decline.
Our requirements to pledge collateral or make payments related to declines in estimated fair value of derivatives transactions or specified assets in connection with OTC-cleared, OTC-bilateral transactions and exchange traded derivatives may adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, or increase our costs of hedging
Many of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances as a result of the requirement to pledge initial margin for OTC-bilateral transactions entered into after the phase-in period, which became applicable to us in September 2021 as a result of the adoption by the Office of the Comptroller of the Currency, the Federal Reserve Board, Federal Deposit Insurance Corporation, Farm Credit Administration and Federal Housing Finance Agency and the U.S. Commodity Futures Trading Commission of final margin requirements for non-centrally cleared derivatives. Such requirements could adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, or increase our costs of hedging. See “Business — Regulation — Regulation of Over-the-Counter Derivatives.”

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
Ongoing military actions, the continued threat of terrorism, climate change as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur
Ongoing military actions, the continued threat of terrorism, both within the U.S. and abroad, and heightened security measures in response to these types of threats, as well as climate change and other natural or man-made catastrophic events, may cause significant decline and volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce, the health system, and the food supply and reduced economic activity. The effects of climate change could cause changes in weather patterns, resulting in more severe and more frequent natural disasters such as forest fires, hurricanes, tornados, floods and storm surges. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of catastrophic events. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Catastrophic events could also disrupt our operations as well as the operations of our third-party service providers and also result in higher than anticipated claims under insurance policies that we have issued. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”
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
Changes to the laws and regulations that govern the standards of conduct that apply to the sale of our annuity products business, including variable and registered fixed insurance products and the firms that distribute these products could adversely affect our operations and profitability. Such changes could increase our regulatory and compliance burden, resulting in increased costs, or limit the type, amount or structure of compensation arrangements into which we may enter with certain of our associates, which could negatively impact our ability to compete with other companies in recruiting and retaining key personnel. Additionally, our ability to react to rapidly changing economic conditions and the dynamic, competitive market for variable and registered fixed products will depend on the continued efficacy of provisions we have incorporated into our product design allowing frequent and contemporaneous revisions of key pricing elements, as well as our ability to work collaboratively with securities regulators. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could adversely impact our ability to react to such changing conditions.

Revisions to the NAIC’s RBC calculation, including further changes to the VA Reform framework, could result in a reduction in the RBC ratio of Brighthouse Life Insurance Company or BHNY below certain prescribed levels, and in case of such a reduction Brighthouse Life Insurance Company or BHNY may be required to hold additional capital. See “— A decrease in the RBC ratio of Brighthouse Life Insurance Company or BHNY (as a result of a reduction in statutory surplus or increase in RBC requirements), or a change in the rating agency proprietary capital models, could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations” and “Business — Regulation — Insurance Regulation — Surplus and Capital; Risk-Based Capital.”
We cannot predict the impact that “best interest” or fiduciary standards adopted or proposed by various regulators may have on our business, financial condition or results of operations. Compliance with new or changed rules or legislation in this area may increase our regulatory burden and that of our distribution partners, require changes to our compensation practices and product offerings, and increase litigation risk, which could adversely affect our financial condition and results of operations. For example, we cannot predict the impact of the DOL’s Fiduciary Advice Rule including the DOL’s guidance broadening the scope of what constitutes fiduciary “investment advice” under ERISA and the Tax Code until further guidance is provided. The DOL’s interpretation of the ERISA fiduciary investment advice regulation could have an adverse effect on sales of annuity products through our independent distribution partners, as a significant portion of our annuity sales are to IRAs. The Fiduciary Advice Rule may also lead to changes to our compensation practices, product offerings and increased litigation risk, which could adversely affect our financial condition and results of operations. We may also need to take certain additional actions in order to comply with, or assist our distributors in their compliance with, the Fiduciary Advice Rule.
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
A decrease in the RBC ratio of Brighthouse Life Insurance Company or BHNY (as a result of a reduction in statutory surplus or increase in RBC requirements), or a change in the rating agency proprietary capital models, could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations
The NAIC has established model regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. Brighthouse Life Insurance Company and BHNY are subject to RBC standards or other minimum statutory capital and surplus requirements imposed under the laws of their respective jurisdictions of domicile. See “Business — Regulation — Insurance Regulation — Surplus and Capital; Risk-Based Capital.”
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by Brighthouse Life Insurance Company and BHNY (which itself is sensitive to equity market and credit market conditions), the amount of additional capital such insurer must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. Our financial strength ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own proprietary capital models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of statutory capital Brighthouse Life Insurance Company and BHNY should hold relative to the rating agencies’ expectations. Under stressed or stagnant capital markets conditions and with the aging of existing insurance liabilities, without offsets from new business, the amount of additional statutory reserves that Brighthouse Life Insurance Company and BHNY are required to hold may materially increase. This increase in reserves would decrease the statutory surplus available for use in calculating the RBC ratio of Brighthouse Life Insurance Company or BHNY. To the extent that the RBC ratio of Brighthouse Life Insurance Company or BHNY is deemed to be insufficient, we may seek to take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.

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
Litigation and regulatory investigations are common in our businesses and may result in significant financial losses or harm to our reputation
We face a significant risk of litigation actions and regulatory investigations in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal actions and regulatory investigations include proceedings specific to us, as well as other proceedings that raise issues that are generally applicable to business practices in the industries in which we operate. In addition, the Master Separation Agreement that sets forth our agreements with MetLife relating to the ownership of certain assets and the allocation of certain liabilities in connection with the Separation allocated responsibility among MetLife and Brighthouse Financial with respect to certain claims (including litigation or regulatory actions or investigations where Brighthouse Financial is not a party). As a result, we may face indemnification obligations or be required to share in certain of MetLife’s liabilities with respect to such claims.

In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, escheatment, product design, disclosure, administration, investments, denial or delay of benefits, lapse or termination of policies, cost of insurance and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. Material pending litigation and regulatory matters affecting us and risks to our business presented by these proceedings, if any, are discussed in Note 13 of the Notes to the Consolidated Financial Statements.
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
Current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us, as well as any other disputes or other matters involving third parties, could have a material adverse effect on our business, financial condition and results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. Increased regulatory scrutiny and any resulting investigations or proceedings in any of the jurisdictions where we operate could result in new legal actions and precedents or changes in laws, rules or regulations that could adversely affect our business, financial condition and results of operations.
Operational Risks
Any gaps in our policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business
We have developed policies and procedures to reflect the ongoing review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be fully effective, leaving us exposed to unidentified or unanticipated risks. Our remote work environment, introduced in response to the COVID-19 pandemic and where employees currently remain, could also introduce unforeseen operational exposures. In addition, we rely on third-party providers to administer and service many of our products, and our policies and procedures may not enable us to identify and assess every risk with respect to those products, especially to the extent we rely on those providers for detailed information regarding the holders of our products and other relevant information.
Many of our models for managing risk and exposures rely on assumptions that are based on observed historical financial and non-financial trends or projections of potential future exposure, and our assumptions and projections may be inaccurate. Business decisions based on incorrect or misused model output and reports could have a material adverse impact on our results of operations. If models are misused or fail to serve their intended purposes, they could produce incorrect or inappropriate results. Furthermore, models used by our business may not operate properly and could contain errors related to model inputs, data, assumptions, calculations, or output that may adversely impact our results of operations. These models may not fully predict future exposures, which may be significantly greater than our historical measures indicate.
Other risk management models depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will follow our policies and procedures, nor can there be any assurance that our policies and procedures, or the policies and procedures of third parties that administer or service our products, will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, we may have to implement more extensive and perhaps different policies and procedures under pending regulations. See “— Risks Related to Our Business — Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures and may negatively affect our statutory capital.”

Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively
Our business is highly dependent upon the effective operation of computer systems. For some of these systems, we rely on third parties, such as our outside vendors and distributors. We rely on these systems throughout our business for a variety of functions, including processing new business, claims, and post-issue transactions, providing information to customers and distributors, performing actuarial analyses, managing our investments and maintaining financial records. Such computer systems have been, and will likely continue to be, subject to a variety of forms of cyberattacks with the objective of gaining unauthorized access to our systems and data or disrupting our operations. These include, but are not limited to, phishing attacks, account takeover attempts, malware, ransomware, denial of service attacks, and other computer-related penetrations. Administrative and technical controls and other preventive actions taken to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyberattacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyberattacks or other security breaches may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations.
A disaster such as a natural catastrophe, epidemic, pandemic, industrial accident, blackout, ransomware, computer virus, or other type of malware, terrorist attack, cyberattack or war, unanticipated problems with our or our vendors’ disaster recovery systems (and the disaster recovery systems of such vendors’ suppliers, vendors or subcontractors), could cause our computer systems to be inaccessible to our employees, distributors, vendors or customers or may destroy valuable data. In addition, in the event that a significant number of our or our vendors’ managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities. In addition, our transition to our flexible, hybrid work model, which allows our employees the option to work fully remote, could increase our operational risk, including, but not limited to, cybersecurity risks, and could impair our ability to manage our business.
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
Brighthouse Financial’s associates and those of our third-party service providers may take excessive risks which could negatively affect our financial condition and business
As an insurance enterprise, we are in the business of accepting certain risks. The associates who conduct our business include executive officers and other members of management, sales intermediaries, investment professionals, product managers, and other associates, as well as associates of our various third-party service providers. Each of these associates makes decisions and choices that may expose us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. Associates may take excessive risks regardless of the structure of our compensation programs and practices. Similarly, our controls and procedures designed to monitor associates’ business decisions and prevent them from taking excessive risks, and to prevent employee misconduct, may not be effective. If our associates and those of our third-party service providers take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and results of operations.

Any failure to protect the confidentiality of client and employee information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Federal and state legislatures and various government agencies have established laws and regulations protecting the privacy and security of personal information. See “Business — Regulation — Cybersecurity Regulation.” Our third-party service-providers and our employees have access to, and routinely process, personal information through a variety of media, including information technology systems. It is possible that an employee or third-party service provider (or their suppliers, vendors or subcontractors) could, intentionally or unintentionally, disclose or misappropriate confidential personal information, and there can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Additionally, our data has been the subject of cyberattacks and could be subject to additional attacks. If we or any of our third-party service providers (or their suppliers, vendors or subcontractors) fail to maintain adequate internal controls or if our associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of employee or client information could occur. Any data breach or unlawful disclosure of confidential personal information could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. See “— Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.” In addition, compliance with complex variations in privacy and data security laws may require modifications to current business practices.
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
Risks Related to Our Separation from, and Continuing Relationship with, MetLife
If the Separation were to fail to qualify for non-recognition treatment for federal income tax purposes, then we could be subject to significant tax liabilities
In connection with the Separation, MetLife received a private letter ruling from the Internal Revenue Service (“IRS”) regarding certain significant issues under the Tax Code, as well as an opinion from its tax advisor that, subject to certain limited exceptions, the Separation qualifies for non-recognition of gain or loss to MetLife and MetLife’s shareholders pursuant to Sections 355 and 361 of the Tax Code. Notwithstanding the receipt of the private letter ruling and the tax opinion, the tax opinion is not binding on the IRS or the courts, and the IRS could determine that the Separation should be treated as a taxable transaction and, as a result, we could incur significant federal income tax liabilities, and Brighthouse Financial could have an indemnification obligation to MetLife.
Generally, taxes resulting from the failure of the Separation to qualify for non-recognition treatment for federal income tax purposes would be imposed on MetLife or MetLife’s shareholders. Under the tax separation agreement with MetLife, Inc. (the “Tax Separation Agreement”), MetLife is generally obligated to indemnify Brighthouse Financial against such taxes if the failure to qualify for tax-free treatment results from, among other things, any action or inaction that is within MetLife’s control. MetLife may dispute an indemnification obligation to Brighthouse Financial under the Tax Separation Agreement, and there can be no assurance that MetLife will be able to satisfy its indemnification obligation to Brighthouse Financial or that such indemnification will be sufficient for us in the event of nonperformance by MetLife. The failure of MetLife to fully indemnify Brighthouse Financial could have a material adverse effect on our financial condition and results of operations.
In addition, MetLife will generally bear tax-related losses due to the failure of certain steps that were part of the Separation to qualify for their intended tax treatment. However, the IRS could seek to hold Brighthouse Financial responsible for such liabilities, and under the Tax Separation Agreement, Brighthouse Financial could be required, under certain circumstances, to indemnify MetLife and its affiliates against certain tax-related liabilities caused by those failures. If the Separation does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment, Brighthouse Financial could be required to pay material additional taxes or be obligated to indemnify MetLife, which could have a material adverse effect on our financial condition and results of operations.

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
Disputes or disagreements with MetLife may affect our financial statements and business operations, and Brighthouse Financial’s contractual remedies may not be sufficient
In connection with the Separation, Brighthouse Financial entered into certain agreements that provide a framework for the ongoing relationship with MetLife, including a transition services agreement, the Tax Separation Agreement and a tax receivables agreement that provides MetLife with the right to receive future payments from us as partial consideration for its contribution of assets to us. Disagreements regarding the obligations of MetLife or Brighthouse Financial, including us, under these agreements could create disputes that may be resolved in a manner unfavorable to us. In addition, there can be no assurance that any remedies available under these agreements will be sufficient to Brighthouse Financial, including us, in the event of a dispute or nonperformance by MetLife. The failure of MetLife to perform its obligations under these agreements (or claims by MetLife that we have failed to perform our obligations under the agreements) may have a material adverse effect on our financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Not material.
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

The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Note Regarding Forward-Looking Statements and Summary of Risk Factors” and “Risk Factors.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” and our consolidated financial statements included elsewhere herein.
Overview
We offer a range of annuity and life insurance products to individuals and deliver our products through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. We are organized into three segments: (i) Annuities, (ii) Life and (iii) Run-off, which consists of products that are no longer actively sold and are separately managed. In addition, we report certain of our results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” and Note 2 of the Notes to the Consolidated Financial Statements for further information regarding our segments and Corporate & Other.
COVID-19 Pandemic
We continue to closely monitor developments related to the COVID-19 pandemic, which has negatively impacted us in certain respects, as discussed below. At this time, it continues to not be possible to estimate the severity or duration of the pandemic, including (i) the severity, duration and frequency of any additional “waves” or emerging variants of COVID-19 and (ii) the efficacy or utilization of any therapeutic treatments and vaccines for COVID-19 or variants thereof. It likewise remains not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, financial condition, results of operations and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise any targets we may provide to the markets or aspects of our business model. See “Risk Factors — Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity.”
In response to the COVID-19 pandemic, management promptly implemented our business continuity plans, and we shifted all our employees to a remote work environment, where they currently remain. Our sales and support teams remain fully operational, and the COVID-19 pandemic has not interrupted our ability to service our distribution partners and customers. Additionally, we continue to closely monitor all aspects of our business, including but not limited to, levels of sales and claims activity, policy lapses or surrenders, payments of premiums, sources and uses of liquidity, the valuation of our investments and the performance of our derivatives programs. We have observed varying degrees of impact in these areas, and we have taken prudent and proportionate measures to address such impacts; however, at this time we continue to be unable to predict if the COVID-19 pandemic will have a material adverse impact on our business, financial condition or results of operations. We continue to closely monitor this evolving situation as we remain focused on ensuring the health and safety of our employees, on supporting our partners and customers as usual and on mitigating potential adverse impacts to our business.
Economic uncertainty resulting from the COVID-19 pandemic continues to impact sales of certain of our products, and we are providing relief to customers affected by adverse circumstances due to the COVID-19 pandemic, as disclosed in “Business — Regulation — Insurance Regulation.” While the relief granted to customers to date has not had a material impact on our financial condition or results of operations, it continues to not be possible to estimate the potential impact of any future relief. Circumstances resulting from the COVID-19 pandemic have also impacted the incidence of claims, the utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, though such impacts have not been material through the end of 2021. Additionally, while circumstances resulting from the COVID-19 pandemic have not materially impacted services we receive from third-party vendors or led to the identification of new loss contingencies or any increases in existing loss contingencies, there can be no assurance that any future impact from the COVID-19 pandemic, including, without limitation, with respect to revenues and expenses associated with our products, services we receive from third-party vendors, or loss contingencies, will not be material.
Certain sectors of our investment portfolio may have been, and may in the future be, adversely affected as a result of the impact of the COVID-19 pandemic on capital markets and the global economy, as well as uncertainty regarding its duration and outcome. See Note 6 of the Notes to the Consolidated Financial Statements.

Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. The credit rating agencies also evaluate the insurance industry as a whole and may change our financial strength rating based on their overall view of our industry. See “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” and “— Liquidity and Capital Resources — Rating Agencies.”
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

The measurement of our ULSG liabilities can be significantly impacted by changes in our expected general account rate of return, which is driven by our assumption for long-term treasury yields. Our practice of projecting treasury yields uses a mean reversion approach that assumes that long-term interest rates are less influenced by short-term fluctuations and are only changed when sustained interim deviations are expected. Our current projections assume reversion to a ten-year treasury rate of 3.00% over a period of ten years. As part of our 2021 AAR, we increased our projected long-term general account earned rate, while maintaining our mean reversion rate at 3.00%, which resulted in a decrease in our ULSG liabilities of $12 million. We also updated other assumptions related to ULSG, see “— Results of Operations — Annual Actuarial Review” for more information.
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
DAC related to deferred annuities and universal life insurance contracts is amortized based on expected future gross profits, which is determined by using assumptions consistent with measuring the related liabilities. DAC balances and amortization for variable annuity and universal life insurance contracts can be significantly impacted by changes in expected future gross profits related to projected separate account rates of return. Our practice of determining changes in projected separate account returns assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations and is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC amortization with an offset to our unearned revenue liability which nets to approximately $205 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for variable annuity and variable universal life insurance contracts is in the 6.00-7.00% range.
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

Derivatives
We use freestanding derivative instruments to hedge various capital markets risks in our products, including: (i) certain guarantees, some of which are reported as embedded derivatives; (ii) current or future changes in the fair value of our assets and liabilities; and (iii) current or future changes in cash flows. All derivatives, whether freestanding or embedded, are required to be carried on the balance sheet at fair value with changes reflected in either net income (loss) attributable to Brighthouse Life Insurance Company or in OCI, depending on the type of hedge. Below is a summary of critical accounting estimates by type of derivative.
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
Embedded Derivatives in Variable Annuity Guarantees
We issue variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees attributable to the guarantee. The projections of future benefits and future fees require capital markets and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital markets scenarios using observable risk-free rates and implied equity volatilities.
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital markets inputs, as well as changes in our nonperformance risk may result in significant fluctuations in the estimated fair value of the guarantees that could have a material impact on net income. Changes to actuarial assumptions, principally related to contract holder behavior such as annuitization utilization and withdrawals associated with GMIB riders, can result in a change of expected future cash outflows of a guarantee between the accrual-based model for insurance liabilities and the fair value-based model for embedded derivatives. See Note 1 of the Notes to the Consolidated Financial Statements for additional information relating to the determination of the accounting model.
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
Embedded Derivatives in Index-Linked Annuities
The Company issues and assumes through reinsurance index-linked annuities that contain equity crediting rates accounted for as an embedded derivative. The crediting rates are measured at estimated fair value which is determined using a combination of an option pricing methodology and an option-budget approach. The estimated fair value includes capital markets and actuarial policyholder behavior and biometric assumptions, including expectations for renewals at the end of the term period. Market conditions, including interest rates and implied volatilities, and variations in actuarial assumptions and risk margins, as well as changes in our nonperformance risk adjustment may result in significant fluctuations in the estimated fair value that could have a material impact on net income.

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
Non-GAAP Financial Disclosures
Our definitions of non-GAAP financial measures may differ from those used by other companies.
Adjusted Earnings
In this report, we present adjusted earnings as a measure of our performance that is not calculated in accordance with GAAP. Adjusted earnings is used by management to evaluate performance and facilitate comparisons to industry results. We believe the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of our performance by the investor community and contract holders by highlighting the results of operations and the underlying profitability drivers of our business. Adjusted earnings should not be viewed as a substitute for net income (loss) attributable to Brighthouse Life Insurance Company, which is the most directly comparable financial measure calculated in accordance with GAAP. See “— Results of Operations” for a reconciliation of adjusted earnings to net income (loss) attributable to Brighthouse Life Insurance Company.
Adjusted earnings, which may be positive or negative, focuses on our primary businesses by excluding the impact of market volatility, which could distort trends.
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
•Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets (“Market Value Adjustments”); and
•Amortization of DAC and value of business acquired (“VOBA”) related to (i) net investment gains (losses), (ii) net derivative gains (losses) and (iii) GMIB Fees and GMIB Costs.
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
Universal life and investment-type policy fees (excluding (a) unearned revenue adjustments related to net investment gains (losses) and net derivative gains (losses) and (b) GMIB Fees) plus Other revenues and amortization of deferred gain on reinsurance.

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

(iv)	Amortization of DAC and VOBA	(iv)	Amortization of DAC and VOBA (excluding amounts related to (a) net investment gains (losses), (b) net derivative gains (losses) and (c) GMIB Fees and GMIB Costs).
(v)	Other expenses, net of DAC capitalization	(v)	Other expenses reduced by capitalization of DAC.
(vi)	Provision for income tax expense (benefit)	(vi)	Tax impact of the above items.
_______________
(1)     Italicized items indicate GAAP statement of operations line items.
Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Accordingly, we report adjusted earnings by segment in Note 2 of the Notes to the Consolidated Financial Statements.

Results of Operations
Annual Actuarial Review
We typically conduct our AAR in the third quarter of each year. As a result of the 2021 AAR, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses, withdrawals and maintenance expenses. We also increased our long-term general account earned rate, while maintaining our mean reversion rate at 3.00%. These updates had the largest impact on our ULSG business. For our variable annuity business, we updated our annuitization and separate account assumptions, including fund fees, allocations and volatility, in addition to the policyholder behavior assumptions noted above.
In 2020, the most significant impact from our AAR was decreasing the long-term general account earned rate, driven by a reduction in our mean reversion rate from 3.75% to 3.00%, which had the largest impact on our ULSG business. For our variable annuity business, in addition to the update in the long-term general account earned rate, we updated assumptions regarding policyholder behavior, mortality, separate account fund allocations and volatility, as well as maintenance expenses. In our life business, we updated assumptions related to policyholder behavior, mortality and maintenance expenses.
Consolidated Results for the Years Ended December 31, 2021 and 2020
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Years Ended December 31,
	2021	2020
	(In millions)
Revenues
Premiums	$687	$736
Universal life and investment-type product policy fees	2,986	2,839
Net investment income	4,815	3,528
Other revenues	334	302
Net investment gains (losses)	(63)	279
Net derivative gains (losses)	(2,359)	(132)
Total revenues	6,400	7,552
Expenses
Policyholder benefits and claims	3,213	5,689
Interest credited to policyholder account balances	1,286	1,061
Capitalization of DAC	(492)	(406)
Amortization of DAC and VOBA	105	696
Interest expense on debt	67	68
Other expenses	2,225	2,182
Total expenses	6,404	9,290
Income (loss) before provision for income tax	(4)	(1,738)
Provision for income tax expense (benefit)	(71)	(433)
Net income (loss)	67	(1,305)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$66	$(1,306)

The components of net income (loss) were as follows:

	Years Ended December 31,
	2021	2020
	(In millions)
GMLB Riders	$(2,067)	$(2,475)
Other derivative instruments	(60)	1,130
Net investment gains (losses)	(63)	279
Other adjustments	23	(54)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	2,162	(619)
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(5)	(1,739)
Provision for income tax expense (benefit)	(71)	(433)
Net income (loss) attributable to Brighthouse Life Insurance Company	$66	$(1,306)
GMLB Riders. The guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”) reflect (i) changes in the carrying value of GMLB liabilities, including GMIBs, GMWBs and GMABs, as well as Shield Annuities; (ii) changes in the estimated fair value of the related hedges, as well as any ceded reinsurance of the liabilities; (iii) the fees earned from the GMLB liabilities; and (iv) the effects of DAC amortization related to the preceding components.
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
Freestanding Derivatives. We have freestanding derivatives that economically hedge certain invested assets and insurance liabilities. The majority of this hedging activity, excluding the GMLB Riders, is focused in the following areas:
•as part of the Company’s macro interest rate hedging program, the use of interest rate swaps, swaptions and interest rate forwards in connection with ULSG;
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
Embedded Derivatives. Certain ceded reinsurance agreements in our life and ULSG businesses are written on a coinsurance with funds withheld basis. The funds withheld component is accounted for as an embedded derivative with changes in the estimated fair value recognized in net income (loss) in the period in which they occur. In addition, the changes in liability values of our fixed index-linked annuity products that result from changes in the underlying equity index are accounted for as embedded derivatives.
Pre-tax Adjusted Earnings. See “— Non-GAAP Financial Disclosures — Adjusted Earnings.”
Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
Loss before provision for income tax was $5 million (income of $66 million, net of income tax), a lower loss of $1.7 billion ($1.4 billion, net of income tax) from a loss before provision for income tax of $1.7 billion ($1.3 billion, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following favorable items:
•higher pre-tax adjusted earnings, as discussed in greater detail below; and
•lower losses from GMLB Riders, see “— GMLB Riders for the Years Ended December 31, 2021 and 2020.”

The increase in income before provision for income tax was partially offset by the following unfavorable items:
•losses on interest rate derivatives used to manage interest rate exposure in our ULSG business due to the long-term benchmark interest rate increasing in the current period and decreasing in the prior period, partially offset by favorable returns on equity options from equity markets increasing more in the current period than in the prior period; and
•net investment losses reflecting current period net losses on sales of fixed maturity securities compared to prior period net gains.
The increase in income before provision for income tax resulted in a higher effective tax rate in the current period compared to the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and non-recurring adjustments in the current period.
Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings was as follows:

	Years Ended December 31,
	2021	2020
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$66	$(1,306)
Add: Provision for income tax expense (benefit)	(71)	(433)
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(5)	(1,739)
Less: GMLB Riders	(2,067)	(2,475)
Less: Other derivative instruments	(60)	1,130
Less: Net investment gains (losses)	(63)	279
Less: Other adjustments	23	(54)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	2,162	(619)
Less: Provision for income tax expense (benefit)	382	(198)
Adjusted earnings	$1,780	$(421)
Consolidated Results for the Years Ended December 31, 2021 and 2020 - Adjusted Earnings
The components of adjusted earnings were as follows:

	Years Ended December 31,
	2021	2020
	(In millions)
Fee income	$3,078	$2,890
Net investment spread	2,844	1,579
Insurance-related activities	(1,777)	(2,790)
Amortization of DAC and VOBA	(182)	(498)
Other expenses, net of DAC capitalization	(1,800)	(1,799)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	2,162	(619)
Provision for income tax expense (benefit)	382	(198)
Adjusted earnings	$1,780	$(421)
Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
Adjusted earnings were $1.8 billion in the current period, an increase of $2.2 billion.
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
•lower amortization of DAC and VOBA due to:
◦a favorable impact in our annuities and life businesses resulting from changes in assumptions, as well as model refinements made in connection with the AAR, which included changes in policyholder behavior and capital markets assumptions; and
◦an adjustment in the current period related to modeling improvements resulting from an actuarial system conversion in our annuities business; and
•higher net fee income resulting from:
◦higher average separate account balances, a portion of which is offset in other expenses;
partially offset by
◦a decline in the net cost of insurance fees driven by the aging in-force business; and
◦lower unearned revenue amortization in our life business resulting from changes in connection with the AAR.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 18% in the current period compared to 32% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
GMLB Riders for the Years Ended December 31, 2021 and 2020
The overall impact on income (loss) before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets, was as follows:

	Years Ended December 31,
	2021	2020
	(In millions)
Liabilities	$(1,722)	$(4,196)
Hedges	(1,130)	1,052
Ceded reinsurance	(100)	60
Fees (1)	818	812
GMLB DAC	67	(203)
Total GMLB Riders	$(2,067)	$(2,475)
_______________
(1)    Excludes living benefit fees, included as a component of adjusted earnings, of $59 million and $57 million for the years ended December 31, 2021 and 2020, respectively.

GMLB Liabilities. Liabilities reported as part of GMLB Riders (“GMLB Liabilities”) include (i) guarantee rider benefits accounted for as embedded derivatives, (ii) guarantee rider benefits accounted for as insurance and (iii) Shield Annuities embedded derivatives. Liabilities related to guarantee rider benefits represent our obligation to protect policyholders against the possibility that a downturn in the markets will reduce the specified benefits that can be claimed under the base annuity contract. Any periods of significant or sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of these liabilities. An increase in these liabilities would result in a decrease to our net income (loss), which could be significant. Shield Annuities provide the contract holder the ability to participate in the appreciation of certain financial markets up to a stated level, while offering protection from a portion of declines in the applicable indices or benchmark. We believe that Shield Annuities provide us with risk offset to liabilities related to guarantee rider benefits.
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
GMLB Fees. We earn fees from the guarantee rider benefits, which are calculated based on benefits that provide the policyholder a minimum return based on their initial deposit (the “Benefit Base”). Fees calculated based on the Benefit Base are more stable in market downturns, compared to fees based on the account value because the Benefit Base excludes the impact of a decline in the market value of the policyholder’s account value. We use the fees directly earned from the guarantee riders to fund the reserves, future claims and costs associated with the hedges of market risks inherent in these liabilities. For guarantee rider embedded derivatives, the future fees are included in the estimated fair value of the embedded derivative liabilities, with changes recorded in net derivative gains (losses). For guarantee rider benefits accounted for as insurance, while the related fees do affect the valuation of these liabilities, they are not included in the resulting liability values, but are recorded separately in universal life and investment-type policy fees.
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
Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
Comparative results from GMLB Riders were favorable by $408 million.
The AAR primarily resulted in favorable changes in reserves and DAC amortization recognized in the current period.
Results were also driven by:
•unfavorable changes in our GMLB hedges;
•unfavorable changes to the estimated fair value of embedded derivative liabilities associated with Shield Annuities (“Shield liabilities”); and
•unfavorable changes in ceded reinsurance;
partially offset by
•favorable changes to the estimated fair value of variable annuity liability reserves; and
•favorable changes in GMLB DAC.
Higher interest rates resulted in the following impacts:
•unfavorable changes to the estimated fair value of our GMLB hedges;
•unfavorable changes to GMLB DAC;
•unfavorable changes to the estimated fair value of Shield liabilities; and
•unfavorable changes in ceded reinsurance;
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
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity and life insurance benefit payments. Amounts for actuarial liabilities are computed and reported in the financial statements in conformity with GAAP. See “— Summary of Critical Accounting Estimates” for more details on policyholder liabilities.
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
We have experienced, and will likely in the future experience, catastrophe losses and possibly acts of terrorism, as well as turbulent financial markets that may have an adverse impact on our business, financial condition and results of operations. Moreover, the impact of climate change could cause changes in the frequency or severity of outbreaks of certain diseases. Due to their nature, we cannot predict the incidence, timing, severity or amount of losses from catastrophes, acts of terrorism or climate change, but we make broad use of catastrophic and non-catastrophic reinsurance to manage risk from these perils.
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
We maintain a substantial short-term liquidity position, which was $2.1 billion and $2.7 billion at December 31, 2021 and 2020, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.

An integral part of our liquidity management includes managing our level of liquid assets, which was $52.4 billion and $49.3 billion at December 31, 2021 and 2020, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.
Rating Agencies
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
Our financial strength ratings as of the date of this filing were as follows:

	A.M. Best (1)	Fitch (2)	Moody’s (3)	S&P (4)
Current outlook	Stable	Stable	Stable	Stable
Brighthouse Life Insurance Company	A	A	A3	A+
Brighthouse Life Insurance Company of NY	A	NR	NR	A+
______________
(1)A.M. Best’s financial strength ratings for insurance companies range from “A++ (Superior)” to “S (Suspended).”
(2)Fitch’s financial strength ratings for insurance companies range from “AAA (highest rating)” to “C (distressed).”
(3)Moody’s financial strength ratings for insurance companies range from “Aaa (highest quality)” to “C (lowest rated).”
(4)S&P’s financial strength ratings for insurance companies range from “AAA (extremely strong)” to “SD (selective default)” or “D (default).”
NR = Not rated
Rating agencies may continue to review and adjust our ratings. For example, in April 2020, Fitch revised the rating outlook for Brighthouse Life Insurance Company and an affiliate to negative from stable due to the disruption to economic activity and the financial markets from the COVID-19 pandemic. This action by Fitch followed its revision of the rating outlook on the U.S. life insurance industry to negative. In April 2021, Fitch revised the rating outlook for Brighthouse Life Insurance Company and an affiliate from negative back to stable. See “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” for a description of the impact of a potential ratings downgrade.
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
Funding Agreements
From time to time, Brighthouse Life Insurance Company issues funding agreements and uses the proceeds from such issuances for spread lending purposes in connection with our institutional spread margin business or to provide additional liquidity. The institutional spread margin business is comprised of funding agreements issued in connection with the programs described in more detail below. See “Obligations Under Funding Agreements” in Note 3 of the Notes to the Consolidated Financial Statements.
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
Federal Home Loan Bank Funding Agreements
Brighthouse Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, where we maintain a secured funding agreement program, under which funding agreements may be issued either (i) for spread lending purposes or (ii) to provide additional liquidity. Activity related to these funding agreements is reported in Corporate & Other.
Farmer Mac Funding Agreements
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”) with a term ending on December 31, 2023, pursuant to which the parties may enter into funding agreements in an aggregate amount of up to $500 million either (i) for spread lending purposes or (ii) to provide additional liquidity. Activity related to these funding agreements is reported in Corporate & Other.

Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances			Repayments
	December 31,		Years Ended December 31,
	2021	2020	2021	2020	2019	2021	2020	2019
	(In millions)
FABCP Program	$1,848	$—	$2,939	$—	$—	$1,091	$—	$—
FABN Program	2,900	—	2,900	—	—	—	—	—
FHLB Funding Agreements (1)	900	—	1,352	—	—	452	—	—
Farmer Mac Funding Agreements	125	—	125	—	—	—	—	—
Total	$5,773	$—	$7,316	$—	$—	$1,543	$—	$—
__________________
(1)Additionally, in April 2020, Brighthouse Life Insurance Company issued funding agreements for an aggregate collateralized borrowing of $1.0 billion to provide a readily available source of contingent liquidity and repaid such borrowing during the fourth quarter of 2020.
Fixed Maturity Securities Credit Quality — Ratings
Rating agency ratings are based on availability of applicable ratings from rating agencies on the NAIC credit rating provider list, including Moody’s, S&P, Fitch, Dominion Bond Rating Service and Kroll Bond Rating Agency. If no rating is available from a rating agency, then an internally developed rating is used.
The NAIC has methodologies to assess credit quality for certain Structured Securities comprised of non-agency residential mortgage-backed securities, commercial mortgage-backed securities and ABS. The NAIC’s objective with these methodologies is to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such Structured Securities. The methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from Structured Securities. In 2021, these methodologies were updated to only apply to those Structured Securities issued prior to 2013. We apply the NAIC methodologies to Structured Securities held by us. The NAIC’s present methodology is to evaluate Structured Securities held by insurers on an annual basis. If we acquire Structured Securities that have not been previously evaluated by the NAIC but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed designation is used until a final designation becomes available.
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		December 31, 2021					December 31, 2020
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$49,226	$—	$6,065	$55,291	63.9%	$43,607	$—	$8,391	$51,998	64.0%
2	Baa	25,110	—	2,112	27,222	31.5	22,635	—	3,290	25,925	31.9
Subtotal investment grade		74,336	—	8,177	82,513	95.4	66,242	—	11,681	77,923	95.9
3	Ba	2,584	—	67	2,651	3.1	2,345	—	117	2,462	3.0
4	B	1,221	3	12	1,230	1.4	800	—	20	820	1.0
5	Caa and lower	142	8	(4)	130	0.1	91	2	—	89	0.1
6	In or near default	4	—	(1)	3	—	5	—	—	5	—
Subtotal below investment grade		3,951	11	74	4,014	4.6	3,241	2	137	3,376	4.1
Total fixed maturity securities		$78,287	$11	$8,251	$86,527	100.0%	$69,483	$2	$11,818	$81,299	100.0%
Debt Issuances
See Note 9 of the Notes to the Consolidated Financial Statements for information on debt issuances.

Committed Facilities
See Notes 9 and 10 of the Notes to the Consolidated Financial Statements for information regarding our committed facilities.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans. During the years ended December 31, 2021, 2020 and 2019, general account surrenders and withdrawals totaled $4.5 billion, $2.0 billion and $2.2 billion, respectively.
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At both December 31, 2021 and 2020, we did not pledge any cash collateral to counterparties and we were obligated to return cash collateral pledged to us by counterparties of $1.6 billion. We also pledge collateral from time to time in connection with certain funding agreements.
We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $593 million and $840 million at December 31, 2021 and 2020, respectively.
See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding pledged collateral.
Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. We were liable for cash collateral under our control of $4.6 billion and $3.7 billion at December 31, 2021 and 2020, respectively.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral was $2 million at estimated fair value at December 31, 2021. The Company did not hold any non-cash collateral at December 31 2020.
See Note 6 of the Notes to the Consolidated Financial Statements for further discussion of our securities lending program.
Contingencies, Commitments and Guarantees
We establish liabilities for litigation, regulatory and other loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. See “Contingencies” in Note 13 of the Notes to the Consolidated Financial Statements.
We enter into commitments for the purpose of enhancing the total return on our investment portfolio consisting of commitments to fund partnership investments, bank credit facilities and private corporate bond investments, as well as commitments to lend funds under mortgage loan commitments. See Note 6 of the Notes to the Consolidated Financial Statements. See “Commitments” in Note 13 of the Notes to the Consolidated Financial Statements.

In the normal course of our business, we have provided certain indemnities, guarantees and commitments to third parties such that we may be required to make payments now or in the future. See “Guarantees” in Note 13 of the Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We have an integrated process for managing risk exposures, which is coordinated among our Risk Management, Finance and Investment Departments. The process is designed to assess and manage exposures on a consolidated company-wide basis. Brighthouse Financial, Inc. has established a Balance Sheet Committee (“BSC”). The BSC is responsible for periodically reviewing all material financial risks to us and, in the event risks exceed desired tolerances, informs the Finance and Risk Committee of the Brighthouse Financial, Inc. Board of Directors, considers possible courses of action and determines how best to resolve or mitigate such risks. In taking such actions, the BSC considers industry best practices and the current economic environment. The BSC also reviews and approves target investment portfolios in order to align them with our liability profile and establishes guidelines and limits for various risk-taking departments, such as the Investment Department. Our Finance Department and our Investment Department, together with Risk Management, are responsible for coordinating our ALM strategies throughout the enterprise. The membership of the BSC is comprised of the following members of Brighthouse Financial’s senior management: Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Operating Officer and Chief Investment Officer.
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
Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates using a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, or a 10% change in equity market prices or foreign currency exchange rates. We believe that these changes in market rates and prices are reasonably possible in the near-term. In performing the analysis summarized below, we used market rates as of December 31, 2021. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:
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
The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. Our actual losses in any particular period may vary from the amounts indicated in the table below. Limitations related to this sensitivity analysis include:
•interest sensitive liabilities do not include $46.7 billion of insurance contracts at December 31, 2021, which are accounted for on a book value basis. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets;
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

The potential loss in the estimated fair value of our interest rate sensitive financial instruments due to a 100 basis point increase in the yield curve by type of asset and liability was as follows at:

	December 31, 2021
	Notional Amount	Estimated Fair Value (1)	100 Basis Point Increase in the Yield Curve
	(In millions)
Financial assets with interest rate risk
Fixed maturity securities		$86,527	$(7,306)
Mortgage loans		$20,591	(868)
Policy loans		$1,038	(63)
Premiums, reinsurance and other receivables		$3,603	(247)
Embedded derivatives within asset host contracts (2)		$186	(59)
Increase (decrease) in estimated fair value of assets			(8,543)

Financial liabilities with interest rate risk (3)
Policyholder account balances		$23,487	161
Long-term debt		$1,123	25
Other liabilities		$876	2
Embedded derivatives within liability host contracts (2)		$8,800	1,270
(Increase) decrease in estimated fair value of liabilities			1,458

Derivative instruments with interest rate risk
Interest rate contracts	$25,733	$964	(1,847)
Equity contracts	$58,592	$199	11
Foreign currency contracts	$4,481	$267	(12)
Increase (decrease) in estimated fair value of derivative instruments			(1,848)
Net change			$(8,933)
_______________
(1)Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contract holder.
(2)Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.
(3)Excludes $46.7 billion of liabilities at carrying value pursuant to insurance contracts reported within future policy benefits and other policy-related balances on the consolidated balance sheet at December 31, 2021. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest rate sensitive assets.
Sensitivity Summary
Sensitivity to a 100 basis point rise in interest rates increased by $297 million, or 3%, to $8.9 billion at December 31, 2021 from $8.6 billion at December 31, 2020.
Sensitivity to a 10% rise in equity prices decreased by $149 million, or 15%, to $868 million at December 31, 2021 from $1.0 billion at December 31, 2020.
As previously mentioned, we economically hedge substantially all of our foreign currency exposure such that sensitivity to changes in foreign currencies is minimal.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Brighthouse Life Insurance Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brighthouse Life Insurance Company and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Liability for Future Policy Benefits– Refer to Notes 1 and 3 to the consolidated financial statements

Critical Audit Matter Description

As of December 31, 2021, the liability for future policy benefits totaled $43.6 billion, and included benefits related to variable annuity contracts with guaranteed benefit riders and universal life insurance contracts with secondary guarantees. Management regularly reviews its assumptions supporting the estimates of these actuarial liabilities and differences between actual experience and the assumptions used in pricing the policies and guarantees may require a change to the assumptions recorded at inception as well as an adjustment to the related liabilities. Updating such assumptions can result in variability of profits or the recognition of losses.

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
•With the assistance of our actuarial specialists, we evaluated the appropriateness of the significant assumptions used, developed an independent estimate of the future policy benefit liability for a sample of policies, and compared our estimates to management’s estimates.
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

Deferred Acquisition Cost (DAC) – Refer to Notes 1 and 4 to the consolidated financial statements

Critical Audit Matter Description

The Company incurs and defers certain costs in connection with acquiring new and renewal insurance business. These deferred costs, amounting to $4.9 billion as of December 31, 2021, are amortized over the expected life of the policy contract in proportion to actual and expected future gross profits, premiums or margins. For deferred annuities and universal life contracts, expected future gross profits utilized in the amortization calculation are derived using assumptions such as separate account and general account investment returns, mortality, in-force or persistency, benefit elections and utilization, and withdrawals. The assumptions used in the calculation of expected future gross profits are reviewed at least annually.

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

Embedded Derivative Liabilities Related to Variable Annuity Guarantees – Refer to Notes 1, 7, and 8 to the consolidated financial statements.

Critical Audit Matter Description

The Company sells index-linked annuities and variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives that are required to be bifurcated from the host contract, separately accounted for, and measured at fair value. As of December 31, 2021, the fair value of the embedded derivative liability associated with certain of the Company’s annuity contracts was $8.8 billion. Management utilizes various assumptions in order to measure the embedded liability including expectations concerning policyholder behavior, mortality and risk margins, as well as changes in the Company’s own nonperformance risk. These assumptions are reviewed at least annually by management, and if they change significantly, the estimated fair value is adjusted by a cumulative charge or credit to net income.

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
March 2, 2022

We have served as the Company’s auditor since 2005.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Balance Sheets
December 31, 2021 and 2020
(In millions, except share and per share data)

	2021	2020
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $78,287 and $69,483, respectively; allowance for credit losses of $11 and $2, respectively)	$86,527	$81,299
Equity securities, at estimated fair value	95	133
Mortgage loans (net of allowance for credit losses of $123 and $94, respectively)	19,787	15,722
Policy loans	869	884
Limited partnerships and limited liability companies	4,271	2,809
Short-term investments, principally at estimated fair value	662	1,885
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $13, respectively)	3,324	3,757
Total investments	115,535	106,489
Cash and cash equivalents	3,904	3,684
Accrued investment income	706	656
Premiums, reinsurance and other receivables (net of allowance for credit losses of $10 and $10, respectively)	15,649	15,721
Deferred policy acquisition costs and value of business acquired	4,851	4,357
Other assets	385	395
Separate account assets	106,225	103,986
Total assets	$247,255	$235,288
Liabilities and Equity
Liabilities
Future policy benefits	$43,589	$44,266
Policyholder account balances	66,195	53,946
Other policy-related balances	3,153	3,114
Payables for collateral under securities loaned and other transactions	6,253	5,237
Long-term debt	841	843
Current income tax payable	57	110
Deferred income tax liability	981	1,461
Other liabilities	3,850	4,210
Separate account liabilities	106,225	103,986
Total liabilities	231,144	217,173
Contingencies, Commitments and Guarantees (Note 13)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,773	18,323
Retained earnings (deficit)	(5,653)	(5,719)
Accumulated other comprehensive income (loss)	3,901	5,421
Total Brighthouse Life Insurance Company’s stockholder’s equity	16,096	18,100
Noncontrolling interests	15	15
Total equity	16,111	18,115
Total liabilities and equity	$247,255	$235,288
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Revenues
Premiums	$687	$736	$847
Universal life and investment-type product policy fees	2,986	2,839	2,982
Net investment income	4,815	3,528	3,486
Other revenues	334	302	266
Net investment gains (losses)	(63)	279	92
Net derivative gains (losses)	(2,359)	(132)	(2,046)
Total revenues	6,400	7,552	5,627
Expenses
Policyholder benefits and claims	3,213	5,689	3,538
Interest credited to policyholder account balances	1,286	1,061	1,031
Amortization of deferred policy acquisition costs and value of business acquired	105	696	395
Other expenses	1,800	1,844	1,809
Total expenses	6,404	9,290	6,773
Income (loss) before provision for income tax	(4)	(1,738)	(1,146)
Provision for income tax expense (benefit)	(71)	(433)	(338)
Net income (loss)	67	(1,305)	(808)
Less: Net income (loss) attributable to noncontrolling interests	1	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$66	$(1,306)	$(809)
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Net income (loss)	$67	$(1,305)	$(808)
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(2,083)	2,854	3,167
Unrealized gains (losses) on derivatives	158	(70)	(21)
Foreign currency translation adjustments	1	19	12
Other comprehensive income (loss), before income tax	(1,924)	2,803	3,158
Income tax (expense) benefit related to items of other comprehensive income (loss)	404	(597)	(661)
Other comprehensive income (loss), net of income tax	(1,520)	2,206	2,497
Comprehensive income (loss)	(1,453)	901	1,689
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	1	1	1
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$(1,454)	$900	$1,688
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Equity
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$75	$19,073	$(3,090)	$718	$16,776	$15	$16,791
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(809)		(809)	1	(808)
Other comprehensive income (loss), net of income tax				2,497	2,497		2,497
Balance at December 31, 2019	75	19,073	(3,899)	3,215	18,464	15	18,479
Cumulative effect of change in accounting principle, net of income tax			(14)	3	(11)		(11)
Balance at January 1, 2020	75	19,073	(3,913)	3,218	18,453	15	18,468
Dividends paid to parent		(750)	(500)		(1,250)		(1,250)
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(1,306)		(1,306)	1	(1,305)
Other comprehensive income (loss), net of income tax				2,203	2,203		2,203
Balance at December 31, 2020	75	18,323	(5,719)	5,421	18,100	15	18,115
Dividends paid to parent		(550)			(550)		(550)
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			66		66	1	67
Other comprehensive income (loss), net of income tax				(1,520)	(1,520)		(1,520)
Balance at December 31, 2021	$75	$17,773	$(5,653)	$3,901	$16,096	$15	$16,111
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$67	$(1,305)	$(808)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and accretion of discounts associated with investments, net	(253)	(257)	(275)
(Gains) losses on investments, net	63	(279)	(92)
(Gains) losses on derivatives, net	2,004	526	2,592
(Income) loss from equity method investments, net of dividends and distributions	(987)	(55)	70
Interest credited to policyholder account balances	1,286	1,061	1,031
Universal life and investment-type product policy fees	(2,986)	(2,839)	(2,982)
Change in accrued investment income	(45)	(10)	85
Change in premiums, reinsurance and other receivables	55	(1,382)	(739)
Change in deferred policy acquisition costs and value of business acquired, net	(387)	290	25
Change in income tax	(129)	(290)	(326)
Change in other assets	1,983	1,897	1,947
Change in future policy benefits and other policy-related balances	673	3,523	1,696
Change in other liabilities	4	249	63
Other, net	—	—	51
Net cash provided by (used in) operating activities	1,348	1,129	2,338
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	12,406	8,322	13,358
Equity securities	128	66	57
Mortgage loans	2,891	1,929	1,528
Limited partnerships and limited liability companies	271	177	302
Purchases of:
Fixed maturity securities	(21,036)	(14,209)	(16,406)
Equity securities	(18)	(17)	(22)
Mortgage loans	(6,929)	(2,073)	(3,609)
Limited partnerships and limited liability companies	(837)	(582)	(463)
Cash received in connection with freestanding derivatives	3,956	6,347	2,040
Cash paid in connection with freestanding derivatives	(4,590)	(4,514)	(2,638)
Receipts on loans to affiliate	—	100	—
Issuances of loans to affiliate	(1)	(100)	—
Net change in policy loans	15	(9)	126
Net change in short-term investments	1,223	(391)	(1,470)
Net change in other invested assets	(24)	30	36
Net cash provided by (used in) investing activities	$(12,545)	$(4,924)	$(7,161)
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Cash flows from financing activities
Policyholder account balances:
Deposits	$15,498	$9,565	$7,111
Withdrawals	(4,177)	(3,240)	(2,773)
Net change in payables for collateral under securities loaned and other transactions	1,016	863	(673)
Long-term and short-term debt issued	—	100	412
Long-term and short-term debt repaid	(1)	(102)	(2)
Dividends paid to parent	(550)	(1,250)	—
Financing element on certain derivative instruments and other derivative related transactions, net	(368)	(949)	(203)
Other, net	(1)	(1)	(50)
Net cash provided by (used in) financing activities	11,417	4,986	3,822
Change in cash, cash equivalents and restricted cash	220	1,191	(1,001)
Cash, cash equivalents and restricted cash, beginning of year	3,684	2,493	3,494
Cash, cash equivalents and restricted cash, end of year	$3,904	$3,684	$2,493
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$67	$68	$30
Income tax	$53	$(125)	$3
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“BLIC” and the “Company” refer to Brighthouse Life Insurance Company, a Delaware corporation originally incorporated in Connecticut in 1863, and its subsidiaries. Brighthouse Life Insurance Company is a wholly-owned subsidiary of Brighthouse Holdings, LLC (“BH Holdings”) and an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial”).
BLIC offers a range of annuity and life insurance products to individuals. The Company is organized into three segments: Annuities; Life; and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other.
In 2016, MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”) announced its plan to pursue the separation of a substantial portion of its former U.S. retail business, into a separate, publicly-traded company, Brighthouse Financial (the “Separation”), which was completed on August 4, 2017.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
For traditional long-duration insurance contracts (term, non-participating whole life insurance and income annuities), assumptions are determined at issuance of the policy and are not updated unless a premium deficiency exists. A premium deficiency exists when the liability for future policy benefits plus the present value of expected future gross premiums are less than expected future benefits and expenses (based on current assumptions). When a premium deficiency exists, the Company will reduce any deferred acquisition costs and may also establish an additional liability to eliminate the deficiency. To assess whether a premium deficiency exists, the Company groups insurance contracts based on the manner acquired, serviced and measured for profitability. In applying the profitability criteria, groupings are limited by segment.
The Company is also required to reflect the effect of investment gains and losses in its premium deficiency testing. When a premium deficiency exists related to unrealized gains and losses, any reductions in deferred acquisition costs or increases in insurance liabilities are recorded to other comprehensive income (loss) (“OCI”).
Policyholder account balances relate to customer deposits on universal life insurance and deferred annuity contracts and are equal to the sum of deposits, plus interest credited, less charges and withdrawals. The Company may also hold additional liabilities for certain guaranteed benefits related to these contracts. Policyholder account balances also include liabilities related to funding agreements which are equal to the unpaid principal balance, adjusted for any unamortized premium or discount.
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
Deferred Policy Acquisition Costs, Value of Business Acquired and Deferred Sales Inducements
The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition or renewal of insurance contracts are capitalized as deferred policy acquisition costs (“DAC”). These costs mainly consist of commissions and include the portion of employees’ compensation and benefits related to time spent selling, underwriting or processing the issuance of new insurance contracts. All other acquisition-related costs are expensed as incurred.
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
The Company updates the estimated fair value of guarantees in subsequent periods by projecting future benefits using capital markets and actuarial assumptions including expectations of policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital markets scenarios to determine an economic liability. The reported estimated fair value is then determined by taking the present value of these risk-free generated cash flows using a discount rate that incorporates a spread over the risk-free rate to reflect the Company’s nonperformance risk and adding a risk margin. For more information on the determination of estimated fair value of embedded derivatives, see Note 8.
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
Other Invested Assets
Other invested assets consist principally of freestanding derivatives with positive estimated fair values which are described in “— Derivatives” below.
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
The Company receives asset-based distribution and service fees from mutual funds available to the variable life and annuity contract holders as investment options in its separate accounts. These fees are recognized in the period in which the related services are performed and are included in other revenues on the statements of operations.
Income Tax
The Company’s income tax provision was prepared following the modified separate return method. The modified separate return method applies the Accounting Standards Codification 740 — Income Taxes (“ASC 740”) to the standalone financial statements of each member of the consolidated group as if the member were a separate taxpayer and a standalone enterprise, after providing benefits for losses. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions. Current and deferred income taxes included herein and attributable to periods up until the Separation have been allocated to the Company in a manner that is systematic, rational and consistent with the asset and liability method prescribed by ASC 740.
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted as of December 31, 2021.
Future Adoption of New Accounting Pronouncements
In August 2018, the FASB issued new guidance on long-duration contracts (ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts). This new guidance is effective for fiscal years beginning after January 1, 2023. The amendments to Topic 944 will result in significant changes to the measurement, presentation and disclosure requirements for long-duration insurance contracts. A summary of the most significant changes is provided below:
(1) Guaranteed benefits associated with variable annuity and certain fixed annuity contracts will be classified and presented separately on the consolidated balance sheets as market risk benefits (“MRB”). MRBs will be measured at fair value through net income and reported separately on the consolidated statements of operations, except for instrument-specific credit risk changes, which will be recognized in OCI.
(2) Cash flow assumptions used to measure the liability for future policy benefits on traditional long-duration contracts (including term and non-participating whole life insurance and immediate annuities) will be updated on an annual basis using a retrospective method. The resulting remeasurement gain or loss will be reported separately on the consolidated statements of operations along with the remeasurement gain or loss on universal life-type contract liabilities.
(3) The discount rate assumption used to measure the liability for traditional long-duration contracts will be based on an upper-medium grade fixed income yield, updated quarterly, with changes recognized in OCI.
(4) DAC for all insurance products are required to be amortized on a constant-level basis over the expected term of the contracts, using amortization methods that are not a function of revenue or profit emergence. Changes in assumptions used to amortize DAC will be recognized as a revision to future amortization amounts.
(5) There will be a significant increase in required disclosures, including disaggregated rollforwards of insurance contract assets and liabilities supplemented by qualitative and quantitative information regarding the cash flows, assumptions, methods and judgements used to measure those balances.
The amendments to Topic 944 will be applied to the earliest period presented in the financial statements, making the transition date January 1, 2021. The MRB guidance is required to be applied on a retrospective basis, while the guidance for insurance liability assumption updates and DAC amortization will be applied to existing carrying amounts on the transition date.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The new guidance will have a significant impact to the Company’s financial statements upon adoption, and will change the pattern and market sensitivity of the Company’s earnings after the transition date. The most significant impact will be the requirement that all variable annuity guarantees are considered MRBs and measured at fair value, because a significant amount of variable annuity guarantees are classified as insurance liabilities under current guidance. The impacts to the financial statements at adoption are highly dependent on market conditions, especially interest rates. The Company is, therefore, unable to currently estimate the ultimate impact of the new guidance on the financial statements; however, at prevailing interest rate levels at the end of 2021, the Company expects the new guidance, upon adoption, would likely result in a material decrease in stockholder’s equity.
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
Life
The Life segment consists of insurance products and services, including term, universal, whole and variable life products designed to address policyholders’ needs for financial security and protected wealth transfer, which may be on a tax-advantaged basis.
Run-off
The Run-off segment consists of products that are no longer actively sold and are separately managed, including ULSG, structured settlements, pension risk transfer contracts, certain company-owned life insurance policies and certain funding agreements.
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
Financial Measures and Segment Accounting Policies
Adjusted earnings is a financial measure used by management to evaluate performance and facilitate comparisons to industry results. Consistent with GAAP guidance for segment reporting, adjusted earnings is also used to measure segment performance. The Company believes the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of its performance by the investor community and contract holders by highlighting the results of operations and the underlying profitability drivers of the business.
Adjusted earnings, which may be positive or negative, focuses on the Company’s primary businesses by excluding the impact of market volatility, which could distort trends.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)
•Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets; and
•Amortization of DAC and VOBA related to: (i) net investment gains (losses), (ii) net derivative gains (losses) and (iii) GMIB Fees and GMIB Costs.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Year Ended December 31, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,762	$442	$243	$(284)	$2,163
Provision for income tax expense (benefit)	340	93	53	(104)	382
Post-tax adjusted earnings	1,422	349	190	(180)	1,781
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$1,422	$349	$190	$(181)	1,780
Adjustments for:
Net investment gains (losses)					(63)
Net derivative gains (losses)					(2,359)
Other adjustments to net income (loss)					255
Provision for income tax (expense) benefit					453
Net income (loss) attributable to Brighthouse Life Insurance Company					$66

Interest revenue	$2,207	$618	$1,910	$101
Interest expense	$—	$—	$—	$67

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)

	Year Ended December 31, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,383	$23	$(1,655)	$(369)	$(618)
Provision for income tax expense (benefit)	257	3	(356)	(102)	(198)
Post-tax adjusted earnings	1,126	20	(1,299)	(267)	(420)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$1,126	$20	$(1,299)	$(268)	(421)
Adjustments for:
Net investment gains (losses)					279
Net derivative gains (losses)					(132)
Other adjustments to net income (loss)					(1,267)
Provision for income tax (expense) benefit					235
Net income (loss) attributable to Brighthouse Life Insurance Company					$(1,306)

Interest revenue	$1,811	$403	$1,269	$62
Interest expense	$—	$—	$—	$68

	Year Ended December 31, 2019
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,233	$239	$(580)	$(234)	$658
Provision for income tax expense (benefit)	230	49	(126)	(112)	41
Post-tax adjusted earnings	1,003	190	(454)	(122)	617
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$1,003	$190	$(454)	$(123)	616
Adjustments for:
Net investment gains (losses)					92
Net derivative gains (losses)					(2,046)
Other adjustments to net income (loss)					150
Provision for income tax (expense) benefit					379
Net income (loss) attributable to Brighthouse Life Insurance Company					$(809)

Interest revenue	$1,798	$376	$1,265	$53
Interest expense	$—	$—	$—	$60
Total revenues by segment, as well as Corporate & Other, were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Annuities	$4,602	$4,005	$4,062
Life	1,264	1,081	1,115
Run-off	2,555	1,937	2,009
Corporate & Other	180	148	145
Adjustments	(2,201)	381	(1,704)
Total	$6,400	$7,552	$5,627

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)
Total assets by segment, as well as Corporate & Other, were as follows at:

	December 31,
	2021	2020
	(In millions)
Annuities	$174,489	$167,806
Life	18,190	17,796
Run-off	37,069	38,366
Corporate & Other	17,507	11,320
Total	$247,255	$235,288
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Annuity products	$2,640	$2,448	$2,522
Life insurance products	1,359	1,418	1,561
Other products	8	11	12
Total	$4,007	$3,877	$4,095
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2021, 2020 and 2019.
3. Insurance
Insurance Liabilities
Insurance liabilities are comprised of future policy benefits, policyholder account balances and other policy-related balances included on the consolidated balance sheets.
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
Participating whole life insurance uses an interest assumption based upon a non-forfeiture interest rate of 4% and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both December 31, 2021 and 2020, and 39%, 40% and 38% of gross traditional life insurance premiums for the years ended December 31, 2021, 2020 and 2019, respectively.
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
3. Insurance (continued)
Information regarding the liabilities for guarantees (excluding policyholder account balances and embedded derivatives) relating to variable annuity contracts and universal and variable life insurance contracts was as follows:

	Variable Annuity Contracts		Universal and Variable Life Contracts
	GMDBs	GMIBs	Secondary Guarantees	Total
	(In millions)
Direct
Balance at January 1, 2019	$1,543	$2,908	$4,715	$9,166
Incurred guaranteed benefits	142	168	874	1,184
Paid guaranteed benefits	(89)	—	—	(89)
Balance at December 31, 2019	1,596	3,076	5,589	10,261
Incurred guaranteed benefits	128	1,089	1,244	2,461
Paid guaranteed benefits	(103)	—	(169)	(272)
Balance at December 31, 2020	1,621	4,165	6,664	12,450
Incurred guaranteed benefits	294	(8)	686	972
Paid guaranteed benefits	(77)	—	(275)	(352)
Balance at December 31, 2021	$1,838	$4,157	$7,075	$13,070
Net Ceded/(Assumed)
Balance at January 1, 2019	$(12)	$(50)	$964	$902
Incurred guaranteed benefits	84	(1)	119	202
Paid guaranteed benefits	(87)	—	—	(87)
Balance at December 31, 2019	(15)	(51)	1,083	1,017
Incurred guaranteed benefits	95	(21)	102	176
Paid guaranteed benefits	(101)	—	(39)	(140)
Balance at December 31, 2020	(21)	(72)	1,146	1,053
Incurred guaranteed benefits	70	7	100	177
Paid guaranteed benefits	(75)	—	(39)	(114)
Balance at December 31, 2021	$(26)	$(65)	$1,207	$1,116
Net
Balance at January 1, 2019	$1,555	$2,958	$3,751	$8,264
Incurred guaranteed benefits	58	169	755	982
Paid guaranteed benefits	(2)	—	—	(2)
Balance at December 31, 2019	1,611	3,127	4,506	9,244
Incurred guaranteed benefits	33	1,110	1,142	2,285
Paid guaranteed benefits	(2)	—	(130)	(132)
Balance at December 31, 2020	1,642	4,237	5,518	11,397
Incurred guaranteed benefits	224	(15)	586	795
Paid guaranteed benefits	(2)	—	(236)	(238)
Balance at December 31, 2021	$1,864	$4,222	$5,868	$11,954

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
3. Insurance (continued)
Information regarding the Company’s guarantee exposure was as follows at:

	December 31,
	2021				2020
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$105,784		$56,966		$104,075		$57,790
Separate account value	$101,108		$55,910		$99,257		$56,668
Net amount at risk	$6,315	(4)	$4,992	(5)	$6,392	(4)	$6,341	(5)
Average attained age of contract holders	71 years		71 years		70 years		70 years

	December 31,
	2021	2020
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,518	$5,772
Net amount at risk (6)	$67,248	$69,083
Average attained age of policyholders	68 years	67 years

Variable Life Contracts
Total account value (3)	$1,448	$1,306
Net amount at risk (6)	$10,508	$11,234
Average attained age of policyholders	47 years	46 years
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
3. Insurance (continued)
Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2021	2020
	(In millions)
Fund Groupings:
Balanced	$62,553	$62,800
Equity	30,185	28,385
Bond	8,510	8,265
Money Market	15	16
Total	$101,263	$99,466
Obligations Under Funding Agreements
Institutional Spread Margin Business
Brighthouse Life Insurance Company has issued unsecured fixed and floating rate funding agreements to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. The Company had obligations outstanding under these funding agreements of $4.7 billion and $0 at December 31, 2021 and 2020, respectively.
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Home Loan Bank (“FHLB”) of Atlanta. The Company had obligations outstanding under this program of $900 million and $0 at December 31, 2021 and 2020, respectively. Funding agreements are issued to FHLBs in exchange for cash, for which the FHLBs have been granted liens on certain assets, some of which are in their custody to collateralize the Company’s obligations under the funding agreements. The Company is permitted to withdraw any portion of the collateral in the custody of the FHLBs as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by the Company, the FHLBs’ recovery on the collateral is limited to the amount of the Company’s liabilities to the FHLBs. See Note 6 for information on invested assets pledged as collateral in connection with funding agreements.
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”). The Company had obligations outstanding under this program of $125 million and $0 at December 31, 2021 and 2020, respectively. Funding agreements are issued to Farmer Mac in exchange for cash, for which Farmer Mac have been granted liens on certain assets to collateralize the Company’s obligations under the funding agreements. Upon any event of default by the Company, Farmer Mac’s recovery on the collateral is limited to the amount of the Company’s liabilities to Farmer Mac. See Note 6 for information on invested assets pledged as collateral in connection with funding agreements.
Inactive Funding Agreement Programs
Brighthouse Life Insurance Company issued a floating rate funding agreement, which is denominated in foreign currency, to a special purpose entity that issued debt securities for which payment of interest and principal is secured by such funding agreement. The Company had an obligation outstanding under this funding agreement of $134 million and $144 million at December 31, 2021 and 2020, respectively. The remaining obligation at December 31, 2021 matures in June 2022.
Brighthouse Life Insurance Company had obligations with certain regional banks in the FHLB system outstanding under an inactive program of $500 million and $595 million at December 31, 2021 and 2020, respectively. The remaining obligation at December 31, 2021 matures in February 2025.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
4. Deferred Policy Acquisition Costs, Value of Business Acquired and Deferred Sales Inducements
See Note 1 for a description of capitalized acquisition costs.
Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
DAC:
Balance at January 1,	$3,870	$4,327	$4,518
Capitalizations	492	406	365
Amortization related to net investment gains (losses) and net derivative gains (losses)	68	105	220
All other amortization	(179)	(776)	(586)
Total amortization	(111)	(671)	(366)
Unrealized investment gains (losses)	88	(192)	(190)
Balance at December 31,	4,339	3,870	4,327
VOBA:
Balance at January 1,	487	482	568
Amortization related to net investment gains (losses) and net derivative gains (losses)	—	—	(1)
All other amortization	6	(25)	(28)
Total amortization	6	(25)	(29)
Unrealized investment gains (losses)	19	30	(57)
Balance at December 31,	512	487	482
Total DAC and VOBA:
Balance at December 31,	$4,851	$4,357	$4,809
The estimated future VOBA amortization expense to be reported in other expenses for the next five years is $73 million in 2022, $63 million in 2023, $54 million in 2024, $46 million in 2025 and $40 million in 2026.
Information regarding DSI was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
DSI:
Balance at January 1,	$295	$362	$391
Capitalization	1	2	2
Amortization	(3)	(69)	(36)
Unrealized investment gains (losses)	—	—	5
Balance at December 31,	$293	$295	$362
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
Annuities and Life
For annuities, the Company reinsures portions of the living and death benefit guarantees issued in connection with certain variable annuities to unaffiliated reinsurers. Under these reinsurance agreements, the Company pays a reinsurance premium generally based on fees associated with the guarantees collected from policyholders and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. The value of embedded derivatives on the ceded risk is determined using a methodology consistent with the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer. The Company also assumes 100% of the living and death benefit guarantees issued in connection with certain variable annuities issued by NELICO. The Company cedes certain fixed rate annuities to unaffiliated third-party reinsurers, and assumes certain index-linked annuities from an unaffiliated third-party insurer. These reinsurance arrangements are structured on a coinsurance basis and are reported as deposit accounting.
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
Corporate & Other
The Company reinsures, through 100% quota share reinsurance agreements, certain run-off long-term care and workers’ compensation business written by the Company. At December 31, 2021, the Company had $6.6 billion of reinsurance recoverables associated with its reinsured long-term care business. The reinsurer has established trust accounts for the Company’s benefit to secure their obligations under the reinsurance agreements. Additionally, the Company is indemnified for losses and certain other payment obligations it might incur with respect to such reinsured long-term care insurance business.
Catastrophe Coverage
The Company has exposure to catastrophes which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.
Reinsurance Recoverables
The Company reinsures its business through a diversified group of primarily highly rated reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers and monitors ratings and the financial strength of its reinsurers. In addition, the reinsurance recoverable balance due from each reinsurer and the recoverability of such balance is evaluated as part of this overall monitoring process.
The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at both December 31, 2021 and 2020, were not significant. The Company had $5.8 billion and $5.7 billion of unsecured reinsurance recoverable balances with third-party reinsurers at December 31, 2021 and 2020, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
5. Reinsurance (continued)
The Company records an allowance for credit losses which is a valuation account that reduces reinsurance recoverable balances to present the net amount expected to be collected from reinsurers. When assessing the creditworthiness of the Company’s reinsurance recoverable balances, beyond the analysis of individual claims disputes, the Company considers the financial strength of its reinsurers using public ratings and ratings reports, current existing credit enhancements to reinsurance agreements and the statutory and GAAP financial statements of the reinsurers. Impairments are then determined based on probable and estimable defaults. At both December 31, 2021 and 2020, the Company had an allowance for credit losses of $10 million on its reinsurance recoverable balances.
At December 31, 2021, the Company had $14.9 billion of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $12.9 billion, or 87%, were with the Company’s five largest ceded reinsurers, including $4.0 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2020, the Company had $14.8 billion of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $12.8 billion, or 86%, were with the Company’s five largest ceded reinsurers, including $3.8 billion of net ceded reinsurance recoverables which were unsecured.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
5. Reinsurance (continued)
The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Premiums
Direct premiums	$1,398	$1,466	$1,597
Reinsurance assumed	(10)	12	15
Reinsurance ceded	(701)	(742)	(765)
Net premiums	$687	$736	$847
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$3,533	$3,376	$3,432
Reinsurance assumed	50	55	79
Reinsurance ceded	(597)	(592)	(529)
Net universal life and investment-type product policy fees	$2,986	$2,839	$2,982
Other revenues
Direct other revenues	$262	$239	$244
Reinsurance assumed	6	18	3
Reinsurance ceded	66	45	19
Net other revenues	$334	$302	$266
Policyholder benefits and claims
Direct policyholder benefits and claims	$4,677	$7,445	$5,267
Reinsurance assumed	125	158	70
Reinsurance ceded	(1,589)	(1,914)	(1,799)
Net policyholder benefits and claims	$3,213	$5,689	$3,538
Other expenses
Direct other expenses	$1,815	$1,851	$1,839
Reinsurance assumed	(5)	2	(10)
Reinsurance ceded	(10)	(9)	(20)
Net other expenses	$1,800	$1,844	$1,809
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2021				2020
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$434	$17	$15,198	$15,649	$519	$30	$15,172	$15,721
Liabilities
Future policy benefits	$43,346	$243	$—	$43,589	$44,027	$239	$—	$44,266
Policyholder account balances	$62,080	$4,115	$—	$66,195	$50,292	$3,654	$—	$53,946
Other policy-related balances	$1,500	$1,653	$—	$3,153	$1,416	$1,698	$—	$3,114
Other liabilities	$2,618	$58	$1,174	$3,850	$3,066	$40	$1,104	$4,210

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
5. Reinsurance (continued)
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $3.1 billion and $3.0 billion at December 31, 2021 and 2020, respectively. The deposit liabilities on reinsurance were $3.4 billion and $2.7 billion at December 31, 2021 and 2020, respectively.
Related Party Reinsurance Transactions
Information regarding the significant effects of assumed reinsurance with NELICO included on the consolidated statements of operations was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Premiums	$2	$2	$5
Universal life and investment-type product policy fees	$6	$7	$6
Other revenues	$2	$2	$3
Policyholder benefits and claims	$25	$55	$34
Other expenses	$(28)	$(21)	$(32)
Information regarding the significant effects of assumed reinsurance with NELICO included on the consolidated balance sheets was as follows at:

	December 31,
	2021	2020
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$26	$24
Liabilities
Future policy benefits	$119	$120
Policyholder account balances	$427	$596
Other policy-related balances	$9	$10
Other liabilities	$26	$9
The Company assumes risks from NELICO related to guaranteed minimum benefits written directly by the cedent. The assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the agreements are included within policyholder account balances and were $427 million and $596 million at December 31, 2021 and 2020, respectively. Net derivative gains (losses) associated with the embedded derivatives were $172 million, ($151) million and ($53) million for the years ended December 31, 2021, 2020 and 2019, respectively.
Related party reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. There were no deposit assets on related party reinsurance at both December 31, 2021 and 2020. The deposit liabilities on related party reinsurance were $157 million and $167 million at December 31, 2021 and 2020, respectively.
6. Investments
See Note 8 for information about the fair value hierarchy for investments and the related valuation methodologies. In connection with the adoption of new guidance related to the credit losses, effective January 1, 2020, the Company updated its accounting policies on certain investments. Any accounting policy updates required by the new guidance are described in this footnote.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	December 31, 2021					December 31, 2020
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$34,773	$2	$3,890	$187	$38,474	$32,062	$2	$5,286	$70	$37,276
Foreign corporate	10,813	7	902	103	11,605	9,926	—	1,493	44	11,375
RMBS	8,838	—	433	51	9,220	7,578	—	644	3	8,219
U.S. government and agency	7,188	—	2,040	60	9,168	5,871	—	2,599	6	8,464
CMBS	6,890	2	329	24	7,193	6,120	—	586	9	6,697
State and political subdivision	3,937	—	829	6	4,760	3,607	—	948	—	4,555
ABS	4,255	—	34	14	4,275	2,831	—	60	10	2,881
Foreign government	1,593	—	244	5	1,832	1,488	—	345	1	1,832
Total fixed maturity securities	$78,287	$11	$8,701	$450	$86,527	$69,483	$2	$11,961	$143	$81,299
The Company held non-income producing fixed maturity securities with an estimated fair value of $3 million and $5 million at December 31, 2021 and 2020, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2021:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$937	$9,895	$16,691	$30,781	$19,983	$78,287
Estimated fair value	$951	$10,276	$17,642	$36,970	$20,688	$86,527
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

	December 31, 2021				December 31, 2020
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$5,051	$111	$887	$76	$1,726	$57	$181	$13
Foreign corporate	2,016	60	305	43	243	7	345	37
RMBS	3,481	50	32	1	180	2	22	1
U.S. government and agency	1,712	40	222	20	236	6	—	—
CMBS	1,390	21	95	3	331	7	44	2
State and political subdivision	347	6	6	—	46	—	—	—
ABS	2,454	13	93	1	506	3	629	7
Foreign government	278	4	18	1	55	1	—	—
Total fixed maturity securities	$16,729	$305	$1,658	$145	$3,323	$83	$1,221	$60
Total number of securities in an unrealized loss position	2,423		368		665		241
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $527 million and $506 million at December 31, 2021 and 2020, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $11 million, relating to seven securities at December 31, 2021. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses by sector were as follows:

	U.S. Corporate	Foreign Corporate	CMBS	Total
	(In millions)
Balance at January 1, 2020	$3	$1	$—	$4
Allowance on securities where credit losses were not previously recorded	3	1	—	4
Reductions for securities sold	(1)	—	—	(1)
Change in allowance on securities with an allowance recorded in a previous period	—	(1)	—	(1)
Write-offs charged against allowance (1)	(3)	(1)	—	(4)
Balance at December 31, 2020	2	—	—	2
Allowance on securities where credit losses were not previously recorded	2	7	2	11
Reductions for securities sold	(2)	—	—	(2)
Change in allowance on securities with an allowance recorded in a previous period	—	—	—	—
Write-offs charged against allowance (1)	—	—	—	—
Balance at December 31, 2021	$2	$7	$2	$11
_______________
(1)The Company recorded total write-offs of $5 million and $13 million for the years ended December 31, 2021 and 2020, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2021		2020
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$12,159	61.4%	$9,687	61.6%
Agricultural	4,128	20.9	3,479	22.1
Residential	3,623	18.3	2,650	16.9
Total mortgage loans (1)	19,910	100.6	15,816	100.6
Allowance for credit losses	(123)	(0.6)	(94)	(0.6)
Total mortgage loans, net	$19,787	100.0%	$15,722	100.0%
_______________
(1)    Purchases of mortgage loans from third parties were $2.1 billion and $815 million for the years ended December 31, 2021 and 2020, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the COVID-19 pandemic, interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at both December 31, 2021 and 2020. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $95 million and $88 million at December 31, 2021 and 2020, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at December 31, 2019	$47	$10	$7	$64
Cumulative effect of change in accounting principle	(20)	6	14	—
Balance at January 1, 2020	27	16	21	64
Current period provision	17	(1)	14	30
Balance at December 31, 2020	44	15	35	94
Current period provision	23	(3)	7	27
PCD credit allowance	—	—	2	2
Balance at December 31, 2021	$67	$12	$44	$123
PCD Mortgage Loans
Purchases of PCD mortgage loans are summarized as follows:

	December 31,
	2021	2020
	(In millions)
Purchase price	$462	$159
Allowance at acquisition date	2	3
Discount or premium attributable to other factors	(29)	(2)
Par value	$435	$160

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2021	2020	2019	2018	2017	Prior	Total
	(In millions)
December 31, 2021
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$2,771	$437	$1,539	$986	$553	$3,300	$9,586
65% to 75%	633	92	383	406	127	458	2,099
76% to 80%	—	—	55	29	59	31	174
Greater than 80%	—	—	—	30	—	270	300
Total commercial mortgage loans	3,404	529	1,977	1,451	739	4,059	12,159

Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	1,150	539	510	674	284	608	3,765
65% to 75%	114	77	61	26	33	52	363
Total agricultural mortgage loans	1,264	616	571	700	317	660	4,128

Residential mortgage loans
Performing	1,124	202	270	230	132	1,606	3,564
Nonperforming	1	—	3	3	1	51	59
Total residential mortgage loans	1,125	202	273	233	133	1,657	3,623
Total	$5,793	$1,347	$2,821	$2,384	$1,189	$6,376	$19,910

	2020	2019	2018	2017	2016	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	December 31,
	2021		2020
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$10,263	84.4%	$9,423	97.3%
1.00x - 1.20x	595	4.9	204	2.1
Less than 1.00x	1,301	10.7	60	0.6
Total	$12,159	100.0%	$9,687	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both December 31, 2021 and 2020. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans during the forbearance period is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments. At December 31, 2021 and 2020, $30 million and $38 million, respectively, of the COVID-19 pandemic modified loans were classified as delinquent.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	December 31,
	2021				2020
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$12,159	$4,128	$3,550	$19,837	$9,687	$3,479	$2,575	$15,741
30-59 days past due	—	—	14	14	—	—	9	9
60-89 days past due	—	—	14	14	—	—	24	24
90-179 days past due	—	—	29	29	—	—	27	27
180+ days past due	—	—	16	16	—	—	15	15
Total	$12,159	$4,128	$3,623	$19,910	$9,687	$3,479	$2,650	$15,816

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At December 31, 2021 and 2020, $30 million and $38 million, respectively, of the COVID-19 pandemic modified loans were in nonaccrual status.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment were as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
December 31, 2021	$—	$—	$59	$59
December 31, 2020	$—	$—	$66	$66
_______________
(1)The Company had $0 and $7 million of residential mortgage loans in nonaccrual status for which there was no related allowance for credit losses for the years ended December 31, 2021 and 2020, respectively.
Current period investment income on mortgage loans in nonaccrual status was $1 million and $2 million for the years ended December 31, 2021 and 2020, respectively.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have a significant amount of mortgage loans modified in a TDR during both the years ended December 31, 2021 and 2020.
Short-term modifications made on a good faith basis to borrowers who were not more than 30 days past due at December 31, 2019 and in response to the COVID-19 pandemic are not considered TDRs.
Other Invested Assets
Over 90% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 7 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes FHLB stock, tax credit and renewable energy partnerships, and leveraged leases.
Leveraged Leases
The carrying value of leveraged leases was $49 million and $50 million at December 31, 2021 and 2020, respectively. The allowance for credit losses was $13 million, at both December 31, 2021 and 2020. Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 11 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. Nonperforming rental receivables are generally defined as those that are 90 days or more past due. At both December 31, 2021 and 2020, all leveraged leases were performing.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Fixed maturity securities	$8,251	$11,818	$6,894
Derivatives	320	162	232
Other	(27)	(16)	(15)
Subtotal	8,544	11,964	7,111
Amounts allocated from:
Future policy benefits	(3,210)	(4,598)	(2,691)
DAC, VOBA and DSI	(387)	(494)	(332)
Subtotal	(3,597)	(5,092)	(3,023)
Deferred income tax benefit (expense)	(1,039)	(1,443)	(859)
Net unrealized investment gains (losses)	$3,908	$5,429	$3,229
The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Balance at January 1,	$5,429	$3,229	$744
Unrealized investment gains (losses) during the year	(3,420)	4,853	5,194
Unrealized investment gains (losses) relating to:
Future policy benefits	1,388	(1,907)	(1,806)
DAC, VOBA and DSI	107	(162)	(242)
Deferred income tax benefit (expense)	404	(584)	(661)
Balance at December 31,	$3,908	$5,429	$3,229
Change in net unrealized investment gains (losses)	$(1,521)	$2,200	$2,485
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2021 and 2020.
Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2021	2020
	(In millions)
Securities on loan: (1)
Amortized cost	$3,573	$2,373
Estimated fair value	$4,539	$3,603
Cash collateral received from counterparties (2)	$4,611	$3,674
Securities collateral received from counterparties (3)	$2	$—
Reinvestment portfolio — estimated fair value	$4,730	$3,830
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

The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	December 31, 2021				December 31, 2020
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$1,094	$2,125	$1,391	$4,610	$937	$2,300	$437	$3,674
U.S. corporate	1	—	—	1	—	—	—	—
Total	$1,095	$2,125	$1,391	$4,611	$937	$2,300	$437	$3,674
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2021 was $1.1 billion, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, non-agency RMBS and CMBS) with 52% invested in agency RMBS, U.S. government and agency securities and short-term investments at December 31, 2021. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	December 31,
	2021	2020
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$9,996	$10,131
Invested assets held in trust (reinsurance agreements) (2)	6,023	5,711
Invested assets pledged as collateral (3)	5,116	5,595
Total invested assets on deposit, held in trust and pledged as collateral	$21,135	$21,437
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $25 million and $59 million of the assets on deposit represents restricted cash and cash equivalents at December 31, 2021 and 2020, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $118 million and $101 million of the assets held in trust balance represents restricted cash and cash equivalents at December 31, 2021 and 2020, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3) and derivative transactions (see Note 7).

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $70 million and $39 million at redemption value at December 31, 2021 and 2020, respectively.
Collectively Significant Equity Method Investments
The Company holds investments in limited partnerships and LLCs consisting of leveraged buy-out funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $4.3 billion at December 31, 2021. The Company’s maximum exposure to loss related to these equity method investments is the carrying value of these investments plus unfunded commitments of $1.7 billion at December 31, 2021. The Company’s investments in limited partnerships and LLCs are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for each of the years ended December 31, 2021, 2020 and 2019. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of and for the years ended December 31, 2021, 2020 and 2019. Aggregate total assets of these entities totaled $811.7 billion and $503.7 billion at December 31, 2021 and 2020, respectively. Aggregate total liabilities of these entities totaled $103.2 billion and $62.9 billion at December 31, 2021 and 2020, respectively. Aggregate net income (loss) of these entities totaled $22.6 billion, $37.7 billion and $33.3 billion for the years ended December 31, 2021, 2020 and 2019, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either December 31, 2021 or 2020.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	December 31,
	2021		2020
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$16,326	$15,659	$13,494	$12,416
Limited partnerships and LLCs	3,666	5,101	2,307	3,565
Total	$19,992	$20,760	$15,801	$15,981
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
Limited Partnerships and LLCs
The Company holds investments in certain limited partnerships and LLCs which are VIEs. These ventures include limited partnerships, LLCs, private equity funds, and to a lesser extent tax credit and renewable energy partnerships. The Company is not considered the primary beneficiary, or consolidator, when its involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner’s interest does not provide the Company with any substantive kick-out or participating rights, nor does it provide the Company with the power to direct the activities of the fund. The Company’s maximum exposure to loss on these investments is limited to: (i) the amount invested in debt or equity of the VIE and (ii) commitments to the VIE, as described in Note 13.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Investment income:
Fixed maturity securities	$2,794	$2,659	$2,627
Equity securities	5	6	8
Mortgage loans	686	663	676
Policy loans	41	34	46
Limited partnerships and LLCs (1)	1,391	240	220
Cash, cash equivalents and short-term investments	3	41	72
Other	42	52	38
Total investment income	4,962	3,695	3,687
Less: Investment expenses	147	167	201
Net investment income	$4,815	$3,528	$3,486
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $1.3 billion, $225 million and $181 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Fixed maturity securities	$(22)	$298	$87
Equity securities	—	—	17
Mortgage loans	(29)	(27)	(10)
Limited partnerships and LLCs	—	(3)	7
Other	(12)	11	(9)
Total net investment gains (losses)	$(63)	$279	$92
Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Proceeds	$6,201	$3,201	$8,541
Gross investment gains	$96	$389	$232
Gross investment losses	(100)	(76)	(145)
Net investment gains (losses)	$(4)	$313	$87

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Derivatives (continued)
Equity Market Derivatives
Equity index options: The Company uses equity index options primarily to hedge minimum guarantees embedded in certain variable annuity products against adverse changes in equity markets. Additionally, the Company uses equity index options to hedge index-linked annuity products and certain invested assets against adverse changes in equity markets. Certain of these contracts may also contain settlement provisions linked to interest rates (“hybrid options”). Equity index options are used in non-qualifying hedging relationships.
Equity total return swaps: The Company uses equity total return swaps to hedge minimum guarantees embedded in certain variable annuity products against adverse changes in equity markets. Additionally, the Company uses equity total return swaps to hedge index-linked annuity products against adverse changes in equity markets. Equity total return swaps are used in non-qualifying hedging relationships.
Equity variance swaps: The Company uses equity variance swaps to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. Equity variance swaps are used in non-qualifying hedging relationships.
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount, and estimated fair value of derivatives held were as follows at:

		December 31,
		2021			2020
		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
	Primary Underlying Risk Exposure		Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$180	$30	$—	$290	$66	$—
Foreign currency swaps	Foreign currency exchange rate	3,237	220	22	2,750	122	112
Total qualifying hedges		3,417	250	22	3,040	188	112
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	2,595	325	17	2,295	463	—
Interest rate caps	Interest rate	5,100	29	4	2,350	2	—
Interest rate options	Interest rate	8,050	83	—	25,980	712	122
Interest rate forwards	Interest rate	9,808	627	109	8,086	851	78
Foreign currency swaps	Foreign currency exchange rate	956	94	21	989	85	32
Foreign currency forwards	Foreign currency exchange rate	288	—	4	201	—	—
Credit default swaps — purchased	Credit	—	—	—	18	—	—
Credit default swaps — written	Credit	1,724	39	1	1,755	41	—
Credit default swaptions	Credit	150	—	—	100	—	—
Equity index options	Equity market	24,692	1,155	877	30,976	1,071	838
Equity variance swaps	Equity market	281	9	1	1,098	13	20
Equity total return swaps	Equity market	32,719	493	588	15,056	143	822
Hybrid options	Equity market	900	8	—	600	—	—
Total non-designated or non-qualifying derivatives		87,263	2,862	1,622	89,504	3,381	1,912
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	186	—	N/A	283	—
Direct index-linked annuities	Other	N/A	—	6,211	N/A	—	3,855
Direct guaranteed minimum benefits	Other	N/A	—	1,725	N/A	—	2,751
Assumed guaranteed minimum benefits	Other	N/A	—	427	N/A	—	596
Assumed index-linked annuities	Other	N/A	—	437	N/A	—	382
Total embedded derivatives		N/A	186	8,800	N/A	283	7,584
Total		$90,680	$3,298	$10,444	$92,544	$3,852	$9,608

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Derivatives (continued)
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2021 and 2020. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.
The amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses) were as follows:

	Year Ended December 31, 2021
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$2	$—	$3	$(20)
Foreign currency exchange rate derivatives	7	(3)	34	190
Total cash flow hedges	9	(3)	37	170
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(717)	—	—	—
Foreign currency exchange rate derivatives	48	2	—	—
Credit derivatives	17	—	—	—
Equity market derivatives	(486)	—	—	—
Embedded derivatives	(1,229)	—	—	—
Total non-qualifying hedges	(2,367)	2	—	—
Total	$(2,358)	$(1)	$37	$170

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Derivatives (continued)

	Year Ended December 31, 2020
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$2	$—	$3	$77
Foreign currency exchange rate derivatives	13	(6)	36	(129)
Total cash flow hedges	15	(6)	39	(52)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	3,557	—	—	—
Foreign currency exchange rate derivatives	(17)	(7)	—	—
Credit derivatives	18	—	—	—
Equity market derivatives	(1,367)	—	—	—
Embedded derivatives	(2,325)	—	—	—
Total non-qualifying hedges	(134)	(7)	—	—
Total	$(119)	$(13)	$39	$(52)

	Year Ended December 31, 2019
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$31	$—	$2	$25
Foreign currency exchange rate derivatives	25	(29)	32	12
Total cash flow hedges	56	(29)	34	37
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	1,589	—	—	—
Foreign currency exchange rate derivatives	22	(3)	—	—
Credit derivatives	44	—	—	—
Equity market derivatives	(2,476)	—	—	—
Embedded derivatives	(1,249)	—	—	—
Total non-qualifying hedges	(2,070)	(3)	—	—
Total	$(2,014)	$(32)	$34	$37
At December 31, 2021 and 2020, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions was two years and three years, respectively.
At December 31, 2021 and 2020, the balance in AOCI associated with cash flow hedges was $320 million and $162 million, respectively.

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
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	December 31,
	2021			2020
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$12	$589	2.4	$15	$683	2.9
Baa	27	1,131	5.0	26	1,072	5.2
Caa and Lower	(1)	4	4.0	—	—	0.0
Total	$38	$1,724	4.1	$41	$1,755	4.3
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
December 31, 2021
Derivative assets	$3,113	$(1,155)	$(1,480)	$478	$(413)	$65
Derivative liabilities	$1,632	$(1,155)	$—	$477	$(477)	$—
December 31, 2020
Derivative assets	$3,574	$(1,342)	$(1,327)	$905	$(840)	$65
Derivative liabilities	$2,010	$(1,342)	$—	$668	$(630)	$38
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	December 31,
	2021	2020
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$477	$668
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$839	$1,205
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Fair Value
When developing estimated fair values, the Company considers three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs, giving priority to observable inputs. The Company categorizes its assets and liabilities measured at estimated fair value into a three level hierarchy, based on the significant input with the lowest level in its valuation. The input levels are as follows:

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

	December 31, 2021
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$37,568	$906	$38,474
Foreign corporate	—	11,112	493	11,605
RMBS	—	9,209	11	9,220
U.S. government and agency	3,159	6,009	—	9,168
CMBS	—	7,149	44	7,193
State and political subdivision	—	4,760	—	4,760
ABS	—	4,110	165	4,275
Foreign government	—	1,806	26	1,832
Total fixed maturity securities	3,159	81,723	1,645	86,527
Equity securities	21	61	13	95
Short-term investments	640	20	2	662
Derivative assets: (1)
Interest rate	—	1,094	—	1,094
Foreign currency exchange rate	—	304	10	314
Credit	—	27	12	39
Equity market	—	1,649	16	1,665
Total derivative assets	—	3,074	38	3,112
Embedded derivatives within asset host contracts (2)	—	—	186	186
Separate account assets	41	106,184	—	106,225
Total assets	$3,861	$191,062	$1,884	$196,807
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$130	$—	$130
Foreign currency exchange rate	—	47	—	47
Credit	—	—	1	1
Equity market	—	1,465	1	1,466
Total derivative liabilities	—	1,642	2	1,644
Embedded derivatives within liability host contracts (2)	—	—	8,800	8,800
Total liabilities	$—	$1,642	$8,802	$10,444

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)

	December 31, 2020
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$36,789	$487	$37,276
Foreign corporate	—	11,178	197	11,375
RMBS	—	8,197	22	8,219
U.S. government and agency	2,108	6,356	—	8,464
CMBS	—	6,692	5	6,697
State and political subdivision	—	4,555	—	4,555
ABS	—	2,841	40	2,881
Foreign government	—	1,832	—	1,832
Total fixed maturity securities	2,108	78,440	751	81,299
Equity securities	31	99	3	133
Short-term investments	1,669	216	—	1,885
Derivative assets: (1)
Interest rate	—	2,094	—	2,094
Foreign currency exchange rate	—	206	1	207
Credit	—	27	14	41
Equity market	—	1,213	14	1,227
Total derivative assets	—	3,540	29	3,569
Embedded derivatives within asset host contracts (2)	—	—	283	283
Separate account assets	86	103,897	3	103,986
Total assets	$3,894	$186,192	$1,069	$191,155
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$200	$—	$200
Foreign currency exchange rate	—	137	7	144
Equity market	—	1,660	20	1,680
Total derivative liabilities	—	1,997	27	2,024
Embedded derivatives within liability host contracts (2)	—	—	7,584	7,584
Total liabilities	$—	$1,997	$7,611	$9,608
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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the year ended December 31, 2021.
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

					December 31, 2021			December 31, 2020			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.03%	-	12.62%	0.03%	-	12.13%	Decrease (1)
			•	Lapse rates	0.30%	-	14.50%	0.25%	-	15.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.44%	-	22.16%	16.66%	-	22.21%	Increase (5)
			•	Nonperformance risk spread	(0.38)%	-	1.49%	0.47%	-	1.97%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Balance, January 1, 2020	$457	$117	$73	$—	$8	$5	$16	$(4,365)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(6)	—	—	—	—	—	9	(2,325)	—
Total realized/unrealized gains (losses) included in AOCI	(3)	1	—	—	—	—	(9)	—	—
Purchases (7)	409	58	—	—	—	—	—	—	—
Sales (7)	(117)	(5)	—	—	—	(5)	(14)	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(611)	—
Transfers into Level 3 (8)	186	11	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(242)	(115)	(73)	—	(5)	—	—	—	—
Balance, December 31, 2020	684	67	—	—	3	—	2	(7,301)	3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(1)	—	—	—	—	—	1	(1,229)	—
Total realized/unrealized gains (losses) included in AOCI	(7)	—	—	—	—	—	12	—	—
Purchases (7)	951	202	—	26	10	2	20	—	—
Sales (7)	(53)	(12)	—	—	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(84)	—
Transfers into Level 3 (8)	52	—	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(227)	(37)	—	—	—	—	1	—	(3)
Balance, December 31, 2021	$1,399	$220	$—	$26	$13	$2	$36	$(8,614)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2019 (9)	$—	$—	$1	$—	$—	$—	$(10)	$(1,504)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2020 (9)	$(5)	$—	$—	$—	$—	$—	$(4)	$(2,398)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2021 (9)	$(2)	$—	$—	$—	$—	$—	$(11)	$(761)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2020 (9)	$(3)	$1	$—	$—	$—	$—	$(9)	$—	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2021 (9)	$(6)	$—	$—	$—	$—	$—	$12	$—	$—
Gains (Losses) Data for the year ended December 31, 2019:
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	$—	$1	$1	$—	$—	$—	$(12)	$(1,249)	$—
Total realized/unrealized gains (losses) included in AOCI	$15	$2	$(1)	$—	$—	$—	$(1)	$—	$—
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
Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income and payables for collateral under securities loaned and other transactions. The estimated fair value of the excluded financial instruments, which are primarily classified in Level 2, approximates carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the tables below are not considered financial instruments subject to this disclosure.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2021
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$19,787	$—	$—	$20,591	$20,591
Policy loans	$869	$—	$470	$568	$1,038
Other invested assets	$85	$—	$70	$15	$85
Premiums, reinsurance and other receivables	$3,075	$—	$20	$3,583	$3,603
Liabilities
Policyholder account balances	$23,507	$—	$—	$23,487	$23,487
Long-term debt	$841	$—	$36	$1,087	$1,123
Other liabilities	$886	$—	$60	$816	$876
Separate account liabilities	$1,437	$—	$1,437	$—	$1,437

	December 31, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$15,722	$—	$—	$16,836	$16,836
Policy loans	$884	$—	$475	$881	$1,356
Other invested assets	$54	$—	$39	$15	$54
Premiums, reinsurance and other receivables	$3,114	$—	$90	$3,808	$3,898
Liabilities
Policyholder account balances	$17,361	$—	$—	$18,962	$18,962
Long-term debt	$843	$—	$39	$1,031	$1,070
Other liabilities	$891	$—	$121	$787	$908
Separate account liabilities	$1,331	$—	$1,331	$—	$1,331
9. Long-term Debt
Long-term debt outstanding was as follows at:

			December 31,
	Stated Interest Rate	Maturity	2021	2020
			(In millions)
Surplus note — affiliated (1)	8.070%	2059	$412	$412
Surplus note — affiliated (1)	8.150%	2058	200	200
Surplus note — affiliated (1)	7.800%	2058	200	200
Other long-term debt — unaffiliated (2)	7.028%	2030	29	31
Total long-term debt			$841	$843
_______________
(1)Interest on affiliated surplus notes is payable annually. Payments of interest and principal may be made only with the prior approval of the Delaware Department of Insurance.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Long-term Debt (continued)
(2)    Represents non-recourse debt of a subsidiary for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.
The aggregate maturities of long-term debt at December 31, 2021 were $2 million in each of 2022, 2023 and 2024, $3 million in each of 2025 and 2026, and $828 million thereafter.
Interest expense related to long-term and short-term debt of $67 million, $68 million and $60 million for the years ended December 31, 2021, 2020 and 2019, respectively, is included in other expenses, of which $65 million, $65 million and $58 million, respectively, was associated with affiliated debt.
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
Committed Facilities
Reinsurance Financing Arrangement
At December 31, 2021, Brighthouse Reinsurance Company of Delaware (“BRCD”) maintains a $12.0 billion financing arrangement with a pool of highly rated third-party reinsurers consisting of credit-linked notes that each mature in 2039. At December 31, 2021, there were no borrowings and there was $11.3 billion of funding available under this financing arrangement. For the years ended December 31, 2021, 2020 and 2019, the Company recognized commitment fees of $34 million, $30 million and $41 million, respectively, in other expenses associated with this financing arrangement.
Repurchase Facilities
At December 31, 2021, Brighthouse Life Insurance Company maintains secured committed repurchase facilities (the “Repurchase Facilities”) under which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $2.0 billion for a term of up to three years. Under the Repurchase Facilities, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (up to three months) and at a price which represents the original purchase price plus interest. At December 31, 2021, there were no borrowings under the Repurchase Facilities. For the years ended December 31, 2021, 2020 and 2019, fees associated with the Repurchase Facilities were not significant.
10. Equity
Statutory Financial Information
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
The states of domicile of Brighthouse Life Insurance Company and BHNY impose RBC requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). The requirements are used by regulators to assess the minimum amount of statutory capital needed for an insurance company to support its operations, based on its size and risk profile. RBC is based on the statutory financial statements and is calculated in a manner prescribed by the NAIC, with the RBC ratio equal to the Company’s Total Adjusted Capital (“TAC”) divided by the Company Action Level. Companies below specific trigger levels or RBC ratios are subject to specified corrective action. The minimum level of TAC before corrective action commences is the Company Action Level RBC. The RBC ratios for Brighthouse Life Insurance Company and BHNY were each in excess of 400% for all periods presented.
The tables below present amounts from Brighthouse Life Insurance Company and BHNY, which are derived from the statutory-basis financial statements as filed with the insurance regulators.
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2021	2020	2019
		(In millions)
Brighthouse Life Insurance Company	Delaware	$(156)	$(979)	$1,074
Brighthouse Life Insurance Company of NY	New York	$(52)	$(390)	$(139)
Statutory capital and surplus was as follows at:

	December 31,
Company	2021	2020
	(In millions)
Brighthouse Life Insurance Company	$7,763	$7,410
Brighthouse Life Insurance Company of NY	$357	$373
The Company has a reinsurance subsidiary, BRCD, which reinsures risks including level premium term life and ULSG assumed from other Brighthouse Financial life insurance subsidiaries. BRCD, with the explicit permission of the Delaware Insurance Commissioner (“Delaware Commissioner”), has included the value of credit-linked notes as admitted assets, which resulted in higher statutory capital and surplus of $8.6 billion and $8.0 billion for the years ended December 31, 2021 and 2020, respectively.
The statutory net income (loss) of BRCD was $543 million, $145 million and ($316) million for the years ended December 31, 2021, 2020 and 2019, respectively, and the combined statutory capital and surplus, including the aforementioned prescribed practices, were $644 million and $624 million at December 31, 2021 and 2020, respectively.
Dividend Restrictions
The table below sets forth the dividends permitted to be paid by certain of the Company’s insurance companies without insurance regulatory approval and dividends paid:

	2022	2021	2020	2019
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)	Paid (2)
	(In millions)
Brighthouse Life Insurance Company	$1,475	$550	$1,250	$—
Brighthouse Life Insurance Company of NY	$—	$—	$—	$28
_______________
(1)Reflects dividend amounts that may be paid during 2022 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2022, some or all of such dividends may require regulatory approval.

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
Under BRCD’s plan of operations, no dividend or distribution may be made by BRCD without the prior approval of the Delaware Commissioner. During the year ended December 31, 2021, BRCD paid an extraordinary dividend in the form of the settlement of affiliated reinsurance balances of $400 million, invested assets of $197 million and cash of $3 million. During the year ended December 31, 2020, BRCD paid an extraordinary dividend in the form of invested assets of $423 million and the settlement of affiliated reinsurance balances of $177 million, which was approved by the Delaware Commissioner in December 2019. BRCD did not pay any extraordinary dividends during the year ended December 31, 2019. During each of the years ended December 31, 2021, 2020 and 2019, BRCD paid cash dividends of $1 million to its preferred shareholders.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2018	$564	$180	$(26)	$718
OCI before reclassifications	3,224	37	12	3,273
Deferred income tax benefit (expense) (3)	(677)	(8)	—	(685)
AOCI before reclassifications, net of income tax	3,111	209	(14)	3,306
Amounts reclassified from AOCI	(57)	(58)	—	(115)
Deferred income tax benefit (expense) (3)	12	12	—	24
Amounts reclassified from AOCI, net of income tax	(45)	(46)	—	(91)
Balance at December 31, 2019	3,066	163	(14)	3,215
OCI before reclassifications (2)	3,159	(52)	19	3,126
Deferred income tax benefit (expense) (3)	(663)	11	(13)	(665)
AOCI before reclassifications, net of income tax	5,562	122	(8)	5,676
Amounts reclassified from AOCI	(305)	(18)	—	(323)
Deferred income tax benefit (expense) (3)	64	4	—	68
Amounts reclassified from AOCI, net of income tax	(241)	(14)	—	(255)
Balance at December 31, 2020	5,321	108	(8)	5,421
OCI before reclassifications	(2,090)	170	1	(1,919)
Deferred income tax benefit (expense) (3)	438	(36)	—	402
AOCI before reclassifications, net of income tax	3,669	242	(7)	3,904
Amounts reclassified from AOCI	7	(12)	—	(5)
Deferred income tax benefit (expense) (3)	(1)	3	—	2
Amounts reclassified from AOCI, net of income tax	6	(9)	—	(3)
Balance at December 31, 2021	$3,675	$233	$(7)	$3,901
_______________
(1)See Note 6 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.
(2)Includes $3 million related to the adoption of the allowance for credit losses guidance.
(3)The effects of income taxes on amounts recorded to AOCI are also recognized in AOCI. These income tax effects are released from AOCI when the related activity is reclassified into results from operations.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	Years Ended December 31,
	2021	2020	2019
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains(losses)	$(4)	$319	$94	Net investment gains (losses)
Net unrealized investment gains (losses)	—	—	—	Net investment income
Net unrealized investment gains (losses)	(3)	(14)	(37)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(7)	305	57
Income tax (expense) benefit	1	(64)	(12)
Net unrealized investment gains (losses), net of income tax	(6)	241	45
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	2	2	31	Net derivative gains (losses)
Interest rate swaps	3	3	2	Net investment income
Foreign currency swaps	7	13	25	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	12	18	58
Income tax (expense) benefit	(3)	(4)	(12)
Gains (losses) on cash flow hedges, net of income tax	9	14	46
Total reclassifications, net of income tax	$3	$255	$91
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
Other revenues consisted primarily of 12b-1 fees of $264 million, $235 million and $240 million for the years ended December 31, 2021, 2020 and 2019, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements — (continued)
11. Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Compensation	$360	$321	$304
Contracted services and other labor costs	249	251	252
Transition services agreements	119	122	237
Establishment costs	93	194	76
Premium and other taxes, licenses and fees	47	39	43
Volume related costs, excluding compensation, net of DAC capitalization	643	591	591
Interest expense on debt	67	68	60
Other	222	258	246
Total other expenses	$1,800	$1,844	$1,809
Capitalization of DAC
See Note 4 for additional information on the capitalization of DAC.
Interest Expense on Debt
See Note 9 for attribution of interest expense by debt issuance.
Related Party Expenses
See Note 14 for a discussion of related party expenses included in the table above.
12. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Current:
Federal	$5	$—	$(35)
Deferred:
Federal	(76)	(433)	(303)
Provision for income tax expense (benefit)	$(71)	$(433)	$(338)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
12. Income Tax (continued)

The reconciliation of the income tax provision at the statutory tax rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Tax provision at statutory rate	$(1)	$(365)	$(241)
Tax effect of:
Dividends received deduction	(34)	(38)	(38)
Tax credits	(15)	(24)	(29)
Change in valuation allowance	18	—	—
Return to provision	12	2	(5)
Adjustments to deferred tax	(48)	(6)	(22)
Other, net	(3)	(2)	(3)
Provision for income tax expense (benefit)	$(71)	$(433)	$(338)
Effective tax rate	1,654%	25%	30%
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2021	2020
	(In millions)
Deferred income tax assets:
Net operating loss carryforwards	$1,253	$1,485
Tax credit carryforwards	150	133
Employee benefits	4	4
Intangibles	45	62
Other	5	—
Total deferred income tax assets	1,457	1,684
Less: Valuation allowance	18	—
Total net deferred income tax assets	1,439	1,684
Deferred income tax liabilities:
Net unrealized investment gains	1,039	1,443
Policyholder liabilities and receivables	429	894
DAC	688	604
Investments, including derivatives	264	200
Other	—	4
Total deferred income tax liabilities	2,420	3,145
Net deferred income tax asset (liability)	$(981)	$(1,461)
The following table sets forth the net operating loss carryforwards for tax purposes at December 31, 2021.

Net Operating Loss Carryforwards
(In millions)
Expiration
2032-2037	$2,049
Indefinite	3,918
$5,967

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
12. Income Tax (continued)

The following table sets forth the general business credits and foreign tax credits available for carryforward for tax purposes at December 31, 2021.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits
	(In millions)
Expiration
2022-2025	$—	$18
2026-2030	—	96
2031-2035	—	19
2036-2040	17	—
Indefinite	—	—
	$17	$133
The Company believes that it is more likely than not that the benefit from certain tax credit carryforwards will not be realized. Accordingly, a valuation allowance of $18 million has been established on the deferred tax assets related to the tax credit carryforwards at December 31, 2021.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Balance at January 1,	$34	$34	$34
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Additions for tax positions of current year	—	—	—
Reductions for tax positions of current year	—	—	—
Settlements with tax authorities	—	—	—
Balance at December 31,	$34	$34	$34
Unrecognized tax benefits that, if recognized would impact the effective rate	$34	$34	$34
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense. Interest related to unrecognized tax benefits was not significant. The Company had no penalties for each of the years ended December 31, 2021, 2020 and 2019.
The Company is subject to examination by the Internal Revenue Service and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to federal, state or local income tax examinations for years prior to 2010. Management believes it has established adequate tax liabilities, and final resolution of the audit for the years 2010 and forward is not expected to have a material impact on the Company’s consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
12. Income Tax (continued)

Tax Sharing Agreements
For the periods prior to the Separation, the Company filed a consolidated federal life and non-life income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended. Current taxes (and the benefits of tax attributes such as losses) are allocated to the Company, and its includable subsidiaries, under the consolidated tax return regulations and a tax sharing agreement with MetLife. This tax sharing agreement states that federal taxes will be computed on a modified separate return basis with benefits for losses.
For periods after the Separation, the Company and any directly owned life insurance and reinsurance subsidiaries (including BHNY and BRCD) entered in a tax sharing agreement to join a life consolidated federal income tax return. The non-life subsidiaries of the Company will file their own federal income tax returns. The tax sharing agreements state that federal taxes are computed on a modified separate return basis with benefit for losses.
Income Tax Transactions with Former Parent
The Company entered into a tax separation agreement with MetLife. Among other things, the tax separation agreement governs the allocation between MetLife and the Company of the responsibility for the taxes of the MetLife group. The tax separation agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. For the years ended December 31, 2021, 2020 and 2019, the Company paid MetLife $73 million, $0 and $2 million, respectively, under the tax separation agreement. At December 31, 2021 and 2020, the current income tax payable included $68 million and $121 million, respectively, payable to MetLife related to this agreement.
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
The Company also receives and responds to subpoenas or other inquiries seeking a broad range of information from various state and federal regulators, agencies and officials. The issues involved in information requests and regulatory matters vary widely, but can include inquiries or investigations concerning the Company’s compliance with applicable insurance and other laws and regulations. The Company cooperates in these inquiries.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2021.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
13. Contingencies, Commitments and Guarantees (continued)
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of December 31, 2021, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
Cost of Insurance Class Actions
Richard A. Newton v. Brighthouse Life Insurance Company (U.S. District Court, Northern District of Georgia, Atlanta Division, filed May 8, 2020). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff was the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of all persons who own or owned life insurance policies issued where the terms of the life insurance policy provide or provided, among other things, a guarantee that the cost of insurance rates would not be increased by more than a specified percentage in any contract year. Plaintiff alleges, among other things, causes of action for breach of contract, fraud, suppression and concealment, and violation of the Georgia Racketeer Influenced and Corrupt Organizations Act. Plaintiff seeks to recover damages, including punitive damages, interest and treble damages, attorneys’ fees, and injunctive and declaratory relief. Brighthouse Life Insurance Company filed a motion to dismiss in June 2020, which was granted in part and denied in part in March 2021. Plaintiff was granted leave to amend the complaint. The Company intends to vigorously defend this matter.
Lawrence Martin v. Brighthouse Life Insurance Company and Brighthouse Life Insurance Company of NY (U.S. District Court, Southern District of New York, filed April 6, 2021). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company and Brighthouse Life Insurance Company of NY. Plaintiff is the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of similarly situated owners of universal life insurance policies issued or administered by defendants and alleges that cost of insurance charges should have decreased over time due to improving mortality but did not. Plaintiff alleges, among other things, causes of action for breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment. Plaintiff seeks to recover compensatory damages, attorney’s fees, interest, and equitable relief including a constructive trust. Brighthouse Life Insurance Company and Brighthouse Life Insurance Company of NY filed a motion to dismiss in June 2021, which was denied in February 2022. The Company intends to vigorously defend this matter.
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
Other Loss Contingencies
As with litigation and regulatory loss contingencies, the Company considers establishing liabilities for loss contingencies associated with disputes or other matters involving third parties, including counterparties to contractual arrangements entered into by the Company (e.g., third-party vendors and reinsurers), as well as with tax authorities (“other loss contingencies”). The Company establishes liabilities for such other loss contingencies when it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. In matters where it is not probable, but is reasonably possible that a loss will be incurred and the amount of loss can be reasonably estimated, such losses or range of losses are disclosed, and no accrual is made. In the absence of sufficient information to support an assessment of the reasonably possible loss or range of loss, no accrual is made and no loss or range of loss is disclosed.
In the disputes where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such matters involve assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and in certain of such matters, the counterparty has made a request to arbitrate.
As of December 31, 2021, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $250 million, which are primarily associated with the above reinsurance-related matters. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
On a quarterly basis, the Company reviews relevant information with respect to other loss contingencies and, when applicable, updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $719 million and $210 million at December 31, 2021 and 2020, respectively.
Commitments to Fund Partnership Investments, and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $2.3 billion and $1.7 billion at December 31, 2021 and 2020, respectively.

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
The Company’s recorded liabilities were $1 million at both December 31, 2021 and 2020 for indemnities, guarantees and commitments.
14. Related Party Transactions
The Company has various existing arrangements with its Brighthouse Financial affiliates and had previous arrangements with MetLife for services necessary to conduct its activities. Certain of the MetLife services have continued, however, MetLife ceased to be a related party in June 2018. See Note 11 for amounts related to continuing transition services.
The Company has related party reinsurance, debt and equity transactions (see Notes 5, 9 and 10). Other material arrangements between the Company and its related parties not disclosed elsewhere are as follows:
Shared Services and Overhead Allocations
Brighthouse Services currently provides the Company certain services which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $235 million, $213 million and $220 million for the years ended December 31, 2021, 2020 and 2019, respectively. Costs incurred under these arrangements were $1.0 billion, $1.1 billion and $1.1 billion for the years ended December 31, 2021, 2020 and 2019, respectively, and were recorded in other expenses.
Included in these costs were those incurred related to the establishment of services and infrastructure to replace those previously provided by MetLife. The Company incurred costs of $0, $88 million and $21 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company has been charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes the method used to allocate expenses under this arrangement has been reasonable, the allocated expenses may not have been indicative of those of a standalone entity. These establishment costs were fully allocated as of December 31, 2020.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($182) million and ($21) million at December 31, 2021 and 2020, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
14. Related Party Transactions (continued)
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $224 million, $200 million and $205 million for the years ended December 31, 2021, 2020 and 2019, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $1.0 billion, $858 million and $815 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company also had related party fee income receivables of $19 million and $18 million at December 31, 2021 and 2020, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule I
Consolidated Summary of Investments
Other Than Investments in Related Parties
December 31, 2021
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. government and agency	$7,188	$9,168	$9,168
State and political subdivision	3,937	4,760	4,760
Public utilities	3,577	4,119	4,119
Foreign government	1,593	1,832	1,832
All other corporate bonds	41,597	45,527	45,527
Total bonds	57,892	65,406	65,406
Mortgage-backed and asset-backed securities	19,983	20,688	20,688
Redeemable preferred stock	412	433	433
Total fixed maturity securities	78,287	86,527	86,527
Equity securities:
Non-redeemable preferred stock	70	71	71
Common stock:
Industrial, miscellaneous and all other	20	22	22
Public utilities	—	2	2
Total equity securities	90	95	95
Mortgage loans	19,787		19,787
Policy loans	869		869
Limited partnerships and LLCs	4,271		4,271
Short-term investments	662		662
Other invested assets	3,324		3,324
Total investments	$107,290		$115,535
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

Brighthouse Life Insurance Company
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2021 and 2020
(In millions, except share and per share data)

	2021	2020
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $66,348 and $59,333, respectively; allowance for credit losses of $10 and $2, respectively)	$73,232	$69,350
Equity securities, at estimated fair value	85	112
Mortgage loans (net of allowance for credit losses of $120 and $92, respectively)	18,977	15,079
Policy loans	869	884
Limited partnerships and limited liability companies	4,271	2,809
Short-term investments, principally at estimated fair value	649	1,670
Investment in subsidiaries	5,127	6,303
Other invested assets, principally at estimated fair value	2,855	3,360
Total investments	106,065	99,567
Cash and cash equivalents	3,309	3,384
Accrued investment income	588	573
Premiums, reinsurance and other receivables (net of allowance for credit losses of $10 and $10, respectively)	15,080	15,172
Receivable from subsidiaries	11,422	10,884
Deferred policy acquisition costs and value of business acquired	4,405	3,934
Deferred income tax receivable	1,385	1,103
Other assets	354	361
Separate account assets	101,076	99,021
Total assets	$243,684	$233,999
Liabilities and Stockholder's Equity
Liabilities
Future policy benefits	$42,081	$43,074
Policyholder account balances	62,187	51,272
Other policy-related balances	3,764	3,658
Payables for collateral under securities loaned and other transactions	5,922	5,101
Long-term debt	812	812
Current income tax payable	11	96
Other liabilities	11,735	12,865
Separate account liabilities	101,076	99,021
Total liabilities	227,588	215,899
Stockholder's Equity
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,773	18,323
Retained earnings (deficit)	(5,653)	(5,719)
Accumulated other comprehensive income (loss)	3,901	5,421
Total stockholder's equity	16,096	18,100
Total liabilities and stockholder's equity	$243,684	$233,999
See accompanying notes to the condensed financial information.

Brighthouse Life Insurance Company
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Condensed Statements of Operations
Revenues
Premiums	$461	$428	$452
Universal life and investment-type product policy fees	2,592	2,440	2,559
Net investment income	4,340	3,111	3,086
Other revenues	391	398	341
Net investment gains (losses)	12	296	88
Net derivative gains (losses)	(1,806)	(1,594)	(2,928)
Total revenues	5,990	5,079	3,598
Expenses
Policyholder benefits and claims	2,131	3,087	2,623
Interest credited to policyholder account balances	1,122	912	869
Amortization of deferred policy acquisition costs and value of business acquired	66	626	337
Other expenses	2,733	2,102	1,920
Total expenses	6,052	6,727	5,749
Income (loss) before provision for income tax and equity in earnings (losses) of subsidiaries	(62)	(1,648)	(2,151)
Provision for income tax expense (benefit)	(78)	(410)	(534)
Income (loss) before equity in earnings (losses) of subsidiaries	16	(1,238)	(1,617)
Equity in earnings (losses) of subsidiaries	50	(68)	808
Net income (loss) attributable to Brighthouse Life Insurance Company	$66	$(1,306)	$(809)
Comprehensive income (loss)	$(1,454)	$900	$1,688
See accompanying notes to the condensed financial information.

Brighthouse Life Insurance Company
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2021, 2020 and 2019

(In millions)

	2021	2020	2019
Condensed Statements of Cash Flows
Net cash provided by (used in) operating activities	$1,368	$815	$2,160
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	11,647	7,591	12,009
Equity securities	107	66	57
Mortgage loans	2,814	1,869	1,434
Limited partnerships and limited liability companies	271	177	302
Purchases of:
Fixed maturity securities	(18,942)	(12,517)	(14,179)
Equity securities	(8)	(17)	(22)
Mortgage loans	(6,680)	(1,993)	(3,337)
Limited partnerships and limited liability companies	(837)	(581)	(463)
Cash received in connection with freestanding derivatives	3,489	6,035	1,933
Cash paid in connection with freestanding derivatives	(4,471)	(4,284)	(2,597)
Receipts on loans to affiliate	—	100	—
Issuances of loans to affiliate	—	(100)	—
Returns of capital and dividends from subsidiaries	24	16	54
Capital contributions to subsidiaries	—	—	(75)
Net change in policy loans	15	(9)	126
Net change in short-term investments	1,021	(223)	(1,418)
Net change in other invested assets	(33)	22	23
Net cash provided by (used in) investing activities	(11,583)	(3,848)	(6,153)
Cash flows from financing activities
Policyholder account balances:
Deposits	14,203	8,568	6,117
Withdrawals	(3,966)	(3,029)	(2,503)
Net change in payables for collateral under securities loaned and other transactions	821	812	(735)
Long-term and short-term debt issued	—	—	412
Dividends paid to parent	(550)	(1,250)	—
Financing element on certain derivative instruments and other derivative related transactions, net	(368)	(957)	(203)
Other, net	—	—	(7)
Net cash provided by (used in) financing activities	10,140	4,144	3,081
Change in cash, cash equivalents and restricted cash	(75)	1,111	(912)
Cash, cash equivalents and restricted cash, beginning of year	3,384	2,273	3,185
Cash, cash equivalents and restricted cash, end of year	$3,309	$3,384	$2,273
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$65	$65	$28
Income tax	$45	$(32)	$—
Non-cash transactions:
Transfer of fixed maturity securities from affiliate	$240	$417	$—
Transfer of fixed maturity securities to affiliate	$722	$280	$—
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
2. Investment in Subsidiaries
During the year ended December 31, 2019, Brighthouse Life Insurance Company paid a cash capital contribution of $75 million to BHNY. See Note 10 for information regarding dividends paid by BHNY and BRCD to Brighthouse Life Insurance Company.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2021 and 2020
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1), (2)	Unearned Revenue (1)
2021
Annuities	$4,237	$10,258	$50,815	$—	$81
Life	515	5,945	2,404	10	133
Run-off	4	23,031	7,207	—	213
Corporate & Other	95	7,508	5,769	5	—
Total	$4,851	$46,742	$66,195	$15	$427
2020
Annuities	$3,715	$10,276	$43,909	$—	$84
Life	531	5,938	2,397	10	80
Run-off	5	23,558	7,639	—	184
Corporate & Other	106	7,608	1	5	—
Total	$4,357	$47,380	$53,946	$15	$348
_______________
(1)Amounts are included within the future policy benefits and other policy-related balances column.
(2)Includes premiums received in advance.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Consolidated Supplementary Insurance Information — (continued)
December 31, 2021, 2020 and 2019
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income (1)	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA	Other Expenses
2021
Annuities	$2,335	$2,196	$1,646	$86	$1,087
Life	640	617	654	8	160
Run-off	619	1,900	2,108	—	191
Corporate & Other	79	102	91	11	362
Total	$3,673	$4,815	$4,499	$105	$1,800
2020
Annuities	$2,179	$1,800	$2,438	$627	$1,043
Life	671	402	831	78	150
Run-off	642	1,264	3,421	—	185
Corporate & Other	83	62	60	(9)	466
Total	$3,575	$3,528	$6,750	$696	$1,844
2019
Annuities	$2,291	$1,786	$1,429	$328	$1,125
Life	728	374	646	53	177
Run-off	720	1,273	2,436	—	200
Corporate & Other	90	53	58	14	307
Total	$3,829	$3,486	$4,569	$395	$1,809
_______________
(1)See Note 2 of the Notes to the Consolidated Financial Statements for the basis of allocation of net investment income.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2021, 2020 and 2019
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2021
Life insurance in-force	$494,317	$145,618	$8,966	$357,665	2.5%
Insurance premium
Life insurance (1)	$1,193	$500	$(10)	$683	(1.5)%
Accident & health insurance	205	201	—	4	0.0%
Total insurance premium	$1,398	$701	$(10)	$687	(1.5)%
2020
Life insurance in-force	$509,456	$156,361	$8,965	$362,060	2.5%
Insurance premium
Life insurance (1)	$1,251	$532	$12	$731	1.6%
Accident & health insurance	215	210	—	5	0.0%
Total insurance premium	$1,466	$742	$12	$736	1.6%
2019
Life insurance in-force	$534,106	$167,676	$8,884	$375,314	2.4%
Insurance premium
Life insurance (1)	$1,375	$548	$15	$842	1.8%
Accident & health insurance	222	217	—	5	0.0%
Total insurance premium	$1,597	$765	$15	$847	1.8%
_______________
(1)    Includes annuities with life contingencies.
For the years ended December 31, 2021, 2020 and 2019, reinsurance assumed included related party transactions for life insurance in-force of $1.6 billion, $1.7 billion and $1.7 billion, respectively, and life insurance premiums of $2 million, $2 million and $5 million, respectively. There were no related party transactions for ceded life insurance in-force and life insurance premiums for the years ended December 31, 2021, 2020 and 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2021.
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
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making the assessment, management used the criteria set forth in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission.
Based upon the assessment performed under that framework, management has maintained and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships, Related Person Transactions and Director Independence
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
Deloitte & Touche LLP (PCAOB ID No. 34) (“Deloitte”), the independent auditor of Brighthouse Financial, Inc., has served as the independent auditor of the Company since 2005, and as auditor of current and former affiliates of the Company for more than 75 years. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Rules of the PCAOB.
The Audit Committee of Brighthouse Financial, Inc. (the “BHF Audit Committee”) ensures that the engagement of the audit team partners is limited to no more than five consecutive years (in accordance with SEC rules).
Independent Auditor’s Fees for 2021 and 2020
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2021 and 2020. All fees shown were related to services that were approved by the BHF Audit Committee.

	2021	2020
	(In millions)
Audit fees (1)	$6	$6
Audit-related fees (2)	$—	$—
Tax fees (3)	$—	$—
All other fees (4)	$—	$—
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

Approval of Services
The BHF Audit Committee has established a policy requiring its pre-approval of all audit and non-audit services provided by Deloitte to BHF and its subsidiaries, as required under Sarbanes-Oxley and SEC rules, and this policy is designed to ensure that Deloitte’s independence is not impaired. In considering whether to pre-approve the provision of non-audit services by Deloitte, the BHF Audit Committee will consider whether the services are compatible with the maintenance of Deloitte’s independence. At the beginning of each fiscal year, the BHF Audit Committee appoints its independent auditor to perform certain audit, audit-related and permissible non-audit services, as approved by the BHF Audit Committee.
The BHF Audit Committee provides a general pre-approval, on an annual basis, of audit, audit-related and permissible non-audit services up to amounts reasonably determined by the BHF Audit Committee to be appropriate. The BHF Audit Committee must specifically pre-approve (i) any proposed services that exceed such general pre-approval limits, (ii) tax services and (iii) any additional services that have not been generally pre-approved by the BHF Audit Committee. Deloitte is required to periodically report to the BHF Audit Committee the extent of the services that it has provided to the Company and the fees for the services performed to date. The BHF Audit Committee annually reviews the policy to ensure its continued appropriateness and compliance with applicable laws and listing standards.
The pre-approval policy delegates to the BHF Audit Committee Chair the authority to pre-approve audit, audit-related or non-audit services between meetings for individual projects up to certain specified amounts if management deems it reasonably necessary to begin the services before the next scheduled meeting of the BHF Audit Committee. The BHF Audit Committee Chair must report any pre-approval decisions to the BHF Audit Committee at its next scheduled meeting.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
1.Financial Statements: See “Index to Consolidated Financial Statements, Notes and Schedules.”
2. Financial Statement Schedules: See “Index to Consolidated Financial Statements, Notes and Schedules.”
3. Exhibits: See “Exhibit Index.”
Item 16. Form 10-K Summary
None.

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

23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTHOUSE LIFE INSURANCE COMPANY

By:	/s/ Kristine H. Toscano
	Name:	Kristine H. Toscano
	Title:	Vice President and Chief Accounting Officer
	Date:	March 2, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric T. Steigerwalt	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2022
Eric T. Steigerwalt
/s/ Edward A. Spehar	Director, Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2022
Edward A. Spehar
/s/ Kristine H. Toscano	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2022
Kristine H. Toscano
/s/ Myles J. Lambert	Director	March 2, 2022
Myles J. Lambert
/s/ Conor E. Murphy	Director	March 2, 2022
Conor E. Murphy
/s/ John L. Rosenthal	Director	March 2, 2022
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