Form 10-Q
period 2022-03-31
BRIGHTHOUSE LIFE INSURANCE Co
filed 2022-05-11
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of May 11, 2022, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at March 31, 2022 (Unaudited) and December 31, 2021 and for the Three Months Ended March 31, 2022 and 2021 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance	10
	Note 4 — Investments	11
	Note 5 — Derivatives	23
	Note 6 — Fair Value	28
	Note 7 — Equity	36
	Note 8 — Other Revenues and Other Expenses	37
	Note 9 — Contingencies, Commitments and Guarantees	38
	Note 10 — Related Party Transactions	41
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 4.	Controls and Procedures	53

Part II — Other Information
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 6.	Exhibits	54

Signature		55

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2022 (Unaudited) and December 31, 2021
(In millions, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $80,247 and $78,287, respectively; allowance for credit losses of $11 and $11, respectively)	$81,502	$86,527
Equity securities, at estimated fair value	75	95
Mortgage loans (net of allowance for credit losses of $127 and $123, respectively)	21,295	19,787
Policy loans	876	869
Limited partnerships and limited liability companies	4,586	4,271
Short-term investments, principally at estimated fair value	111	662
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $13, respectively)	2,570	3,324
Total investments	111,015	115,535
Cash and cash equivalents	3,491	3,904
Accrued investment income	735	706
Premiums, reinsurance and other receivables (net of allowance for credit losses of $10 and $10, respectively)	15,834	15,649
Deferred policy acquisition costs and value of business acquired	5,060	4,851
Other assets	376	385
Separate account assets	96,995	106,225
Total assets	$233,506	$247,255
Liabilities and Equity
Liabilities
Future policy benefits	$41,571	$43,589
Policyholder account balances	67,182	66,195
Other policy-related balances	3,154	3,153
Payables for collateral under securities loaned and other transactions	6,195	6,253
Long-term debt	840	841
Current income tax payable	56	57
Deferred income tax liability	198	981
Other liabilities	4,123	3,850
Separate account liabilities	96,995	106,225
Total liabilities	220,314	231,144
Contingencies, Commitments and Guarantees (Note 9)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,773	17,773
Retained earnings (deficit)	(4,982)	(5,653)
Accumulated other comprehensive income (loss)	311	3,901
Total Brighthouse Life Insurance Company’s stockholder’s equity	13,177	16,096
Noncontrolling interests	15	15
Total equity	13,192	16,111
Total liabilities and equity	$233,506	$247,255
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2022 and 2021 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Revenues
Premiums	$161	$181
Universal life and investment-type product policy fees	683	743
Net investment income	1,135	1,169
Other revenues	112	96
Net investment gains (losses)	(67)	12
Net derivative gains (losses)	555	(1,387)
Total revenues	2,579	814
Expenses
Policyholder benefits and claims	861	644
Interest credited to policyholder account balances	284	290
Amortization of deferred policy acquisition costs and value of business acquired	205	50
Other expenses	386	424
Total expenses	1,736	1,408
Income (loss) before provision for income tax	843	(594)
Provision for income tax expense (benefit)	172	(141)
Net income (loss)	671	(453)
Less: Net income (loss) attributable to noncontrolling interests	—	—
Net income (loss) attributable to Brighthouse Life Insurance Company	$671	$(453)
Comprehensive income (loss)	$(2,919)	$(2,689)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$(2,919)	$(2,689)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2022 and 2021 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$75	$17,773	$(5,653)	$3,901	$16,096	$15	$16,111
Net income (loss)			671		671		671
Other comprehensive income (loss), net of income tax				(3,590)	(3,590)		(3,590)
Balance at March 31, 2022	$75	$17,773	$(4,982)	$311	$13,177	$15	$13,192

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$75	$18,323	$(5,719)	$5,421	$18,100	$15	$18,115
Net income (loss)			(453)		(453)		(453)
Other comprehensive income (loss), net of income tax				(2,236)	(2,236)		(2,236)
Balance at March 31, 2021	$75	$18,323	$(6,172)	$3,185	$15,411	$15	$15,426
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2022 and 2021 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$(55)	$80
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	3,705	2,595
Equity securities	20	53
Mortgage loans	461	724
Limited partnerships and limited liability companies	67	49
Purchases of:
Fixed maturity securities	(5,487)	(3,945)
Equity securities	—	(6)
Mortgage loans	(1,972)	(568)
Limited partnerships and limited liability companies	(279)	(204)
Cash received in connection with freestanding derivatives	1,437	1,012
Cash paid in connection with freestanding derivatives	(1,196)	(1,581)
Net change in policy loans	(7)	40
Net change in short-term investments	551	1,573
Net change in other invested assets	(17)	—
Net cash provided by (used in) investing activities	(2,717)	(258)
Cash flows from financing activities
Policyholder account balances:
Deposits	6,208	1,921
Withdrawals	(3,714)	(682)
Net change in payables for collateral under securities loaned and other transactions	(58)	(968)
Long-term debt repaid	(1)	—
Financing element on certain derivative instruments and other derivative related transactions, net	(76)	(67)
Net cash provided by (used in) financing activities	2,359	204
Change in cash, cash equivalents and restricted cash	(413)	26
Cash, cash equivalents and restricted cash, beginning of period	3,904	3,684
Cash, cash equivalents and restricted cash, end of period	$3,491	$3,710
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$34	$34
Income tax	$1	$(21)
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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2021 consolidated balance sheet data was derived from audited consolidated financial statements included in Brighthouse Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2021 Annual Report.
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended March 31, 2022.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
(1) Guaranteed benefits associated with variable annuity and certain fixed annuity contracts will be classified and presented separately on the consolidated balance sheets as market risk benefits (“MRB”). MRBs will be measured at fair value through net income and reported separately on the consolidated statements of operations, except for instrument-specific credit risk changes, which will be recognized in other comprehensive income (loss) (“OCI”).
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
(4) Deferred policy acquisition costs (“DAC”) for all insurance products are required to be amortized on a constant-level basis over the expected term of the contracts, using amortization methods that are not a function of revenue or profit emergence. Changes in assumptions used to amortize DAC will be recognized as a revision to future amortization amounts.
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
The new guidance will have a significant impact on the Company’s financial statements upon adoption, and will change the pattern and market sensitivity of the Company’s earnings after the transition date. The most significant impact will be the requirement that all variable annuity guarantees be considered MRBs and measured at fair value, because a significant amount of variable annuity guarantees are classified as insurance liabilities under current guidance. The impacts to the financial statements at adoption are highly dependent on market conditions, especially interest rates. The Company is, therefore, unable to currently estimate the ultimate impact of the new guidance on the financial statements; however, at prevailing interest rate levels at the end of 2021, the Company expects the new guidance, upon adoption, would likely result in a material decrease in stockholder’s equity.
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
Run-off
The Run-off segment consists of products that are no longer actively sold and are separately managed, including universal life with secondary guarantees, structured settlements, pension risk transfer contracts, certain company-owned life insurance policies and certain funding agreements.

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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended March 31, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$374	$39	$19	$(39)	$393
Provision for income tax expense (benefit)	71	8	4	(5)	78
Post-tax adjusted earnings	303	31	15	(34)	315
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$303	$31	$15	$(34)	315
Adjustments for:
Net investment gains (losses)					(67)
Net derivative gains (losses)					555
Other adjustments to net income (loss)					(38)
Provision for income tax (expense) benefit					(94)
Net income (loss) attributable to Brighthouse Life Insurance Company					$671

Interest revenue	$553	$140	$401	$47
Interest expense	$—	$—	$—	$17

	Three Months Ended March 31, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$396	$141	$85	$(66)	$556
Provision for income tax expense (benefit)	75	29	9	(12)	101
Post-tax adjusted earnings	321	112	76	(54)	455
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$321	$112	$76	$(54)	455
Adjustments for:
Net investment gains (losses)					12
Net derivative gains (losses)					(1,387)
Other adjustments to net income (loss)					225
Provision for income tax (expense) benefit					242
Net income (loss) attributable to Brighthouse Life Insurance Company					$(453)

Interest revenue	$547	$150	$463	$14
Interest expense	$—	$—	$—	$17

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Annuities	$1,135	$1,147
Life	276	324
Run-off	562	628
Corporate & Other	66	35
Adjustments	540	(1,320)
Total	$2,579	$814
Total assets by segment, as well as Corporate & Other, were as follows at:

	March 31, 2022	December 31, 2021
	(In millions)
Annuities	$163,983	$174,489
Life	17,600	18,190
Run-off	34,059	37,069
Corporate & Other	17,864	17,507
Total	$233,506	$247,255
3. Insurance
Guarantees
As discussed in Notes 1 and 3 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report, the Company issues variable annuity contracts with guaranteed minimum benefits. Guaranteed minimum death benefits, the life contingent portion of guaranteed minimum withdrawal benefits (“GMWB”) and certain portions of GMIBs are accounted for as insurance liabilities in future policyholder benefits, while other guarantees are accounted for in whole or in part as embedded derivatives in policyholder account balances and are further discussed in Note 5.
The Company also has secondary guarantees on universal and variable life insurance contracts accounted for as insurance liabilities.
Information regarding the Company’s guarantee exposure was as follows at:

	March 31, 2022				December 31, 2021
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$96,960		$51,769		$105,784		$56,966
Separate account value	$92,277		$50,709		$101,108		$55,910
Net amount at risk	$9,189	(4)	$5,468	(5)	$6,315	(4)	$4,992	(5)
Average attained age of contract holders	72 years		71 years		71 years		71 years

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance (continued)

	March 31, 2022	December 31, 2021
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,447	$5,518
Net amount at risk (6)	$66,682	$67,248
Average attained age of policyholders	68 years	68 years

Variable Life Contracts
Total account value (3)	$1,348	$1,448
Net amount at risk (6)	$10,496	$10,508
Average attained age of policyholders	47 years	47 years
_______________
(1)The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
(2)Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 5 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for a discussion of guaranteed minimum benefits which have been reinsured.
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
4. Investments
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	March 31, 2022					December 31, 2021
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$35,220	$2	$1,434	$1,201	$35,451	$34,773	$2	$3,890	$187	$38,474
Foreign corporate	11,172	7	276	494	10,947	10,813	7	902	103	11,605
RMBS	8,782	—	185	275	8,692	8,838	—	433	51	9,220
U.S. government and agency	8,344	—	1,342	223	9,463	7,188	—	2,040	60	9,168
CMBS	7,023	2	46	173	6,894	6,890	2	329	24	7,193
State and political subdivision	3,885	—	456	101	4,240	3,937	—	829	6	4,760
ABS	4,594	—	8	98	4,504	4,255	—	34	14	4,275
Foreign government	1,227	—	116	32	1,311	1,593	—	244	5	1,832
Total fixed maturity securities	$80,247	$11	$3,863	$2,597	$81,502	$78,287	$11	$8,701	$450	$86,527
The Company held non-income producing fixed maturity securities with an estimated fair value of $44 million and $3 million at March 31, 2022 and December 31, 2021, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2022:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$916	$11,564	$16,844	$30,524	$20,399	$80,247
Estimated fair value	$921	$11,478	$16,493	$32,520	$20,090	$81,502
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

	March 31, 2022				December 31, 2021
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$14,235	$884	$1,971	$317	$5,051	$111	$887	$76
Foreign corporate	5,532	387	555	107	2,016	60	305	43
RMBS	4,934	236	410	39	3,481	50	32	1
U.S. government and agency	2,845	98	574	125	1,712	40	222	20
CMBS	4,077	129	391	44	1,390	21	95	3
State and political subdivision	997	97	24	4	347	6	6	—
ABS	3,732	94	148	4	2,454	13	93	1
Foreign government	452	32	—	—	278	4	18	1
Total fixed maturity securities	$36,804	$1,957	$4,073	$640	$16,729	$305	$1,658	$145
Total number of securities in an unrealized loss position	5,202		710		2,423		368
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $572 million and $527 million at March 31, 2022 and December 31, 2021, respectively, and is included in accrued investment income.

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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $11 million, relating to seven securities at March 31, 2022. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Allowance for Credit Losses for Fixed Maturity Securities
The allowance for credit losses for fixed maturity securities was $11 million at both March 31, 2022 and December 31, 2021. For both the three months ended March 31, 2022 and 2021, the change in the allowance for fixed maturity securities by sector was immaterial. The Company recorded total write-offs of $2 million for the three months ended March 31, 2022. The Company did not record any write-offs for the three months ended March 31, 2021.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2022		December 31, 2021
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,092	61.5%	$12,159	61.4%
Agricultural	4,104	19.3	4,128	20.9
Residential	4,226	19.8	3,623	18.3
Total mortgage loans (1)	21,422	100.6	19,910	100.6
Allowance for credit losses	(127)	(0.6)	(123)	(0.6)
Total mortgage loans, net	$21,295	100.0%	$19,787	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $840 million and $178 million for the three months ended March 31, 2022 and 2021, respectively, and were primarily comprised of residential mortgage loans.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the COVID-19 pandemic, interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at both March 31, 2022 and December 31, 2021. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $93 million and $95 million at March 31, 2022 and December 31, 2021, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Three Months Ended March 31, 2022
Balance, beginning of period	$67	$12	$44	$123
Current period provision	2	3	(1)	4
Balance, end of period	$69	$15	$43	$127
Three Months Ended March 31, 2021
Balance, beginning of period	$44	$15	$35	$94
Current period provision	1	(2)	(3)	(4)
Balance, end of period	$45	$13	$32	$90

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2022	2021	2020	2019	2018	Prior	Total
	(In millions)
March 31, 2022
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$637	$2,772	$436	$1,538	$986	$3,835	$10,204
65% to 75%	346	631	92	383	406	579	2,437
76% to 80%	—	—	—	55	29	68	152
Greater than 80%	—	—	—	—	29	270	299
Total commercial mortgage loans	983	3,403	528	1,976	1,450	4,752	13,092
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	90	1,149	426	503	669	904	3,741
65% to 75%	49	114	77	61	20	42	363
Total agricultural mortgage loans	139	1,263	503	564	689	946	4,104
Residential mortgage loans
Performing	132	1,773	187	243	202	1,626	4,163
Nonperforming	—	3	—	2	2	56	63
Total residential mortgage loans	132	1,776	187	245	204	1,682	4,226
Total	$1,254	$6,442	$1,218	$2,785	$2,343	$7,380	$21,422

	2021	2020	2019	2018	2017	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	March 31, 2022		December 31, 2021
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$10,986	83.9%	$10,263	84.4%
1.00x - 1.20x	569	4.4	595	4.9
Less than 1.00x	1,537	11.7	1,301	10.7
Total	$13,092	100.0%	$12,159	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both March 31, 2022 and December 31, 2021. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans during the forbearance period is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments. At March 31, 2022 and December 31, 2021, $31 million and $30 million, respectively, of the COVID-19 pandemic modified loans were classified as delinquent.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	March 31, 2022				December 31, 2021
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$13,092	$4,035	$4,147	$21,274	$12,159	$4,128	$3,550	$19,837
30-59 days past due	—	51	16	67	—	—	14	14
60-89 days past due	—	16	17	33	—	—	14	14
90-179 days past due	—	2	31	33	—	—	29	29
180+ days past due	—	—	15	15	—	—	16	16
Total	$13,092	$4,104	$4,226	$21,422	$12,159	$4,128	$3,623	$19,910

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At March 31, 2022 and December 31, 2021, $31 million and $30 million, respectively, of the COVID-19 pandemic modified loans were in nonaccrual status.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment were as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
March 31, 2022	$—	$—	$63	$63
December 31, 2021	$—	$—	$59	$59
_______________
(1)All residential mortgage loans in nonaccrual status had an allowance for credit losses at both March 31, 2022 and December 31, 2021.
Current period investment income on mortgage loans in nonaccrual status was less than $1 million for both the three months ended March 31, 2022 and 2021.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have a significant amount of mortgage loans modified in a TDR during both the three months ended March 31, 2022 and 2021.
Short-term modifications made on a good faith basis to borrowers who were not more than 30 days past due at December 31, 2019 and in response to the COVID-19 pandemic are not considered TDRs.
Other Invested Assets
Over 90% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 5 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes Federal Home Loan Bank (“FHLB”) stock, tax credit and renewable energy partnerships and leveraged leases.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	March 31, 2022	December 31, 2021
	(In millions)
Fixed maturity securities	$1,266	$8,251
Derivatives	338	320
Other	(10)	(27)
Subtotal	1,594	8,544
Amounts allocated from:
Future policy benefits	(1,102)	(3,210)
DAC, VOBA and DSI	(81)	(387)
Subtotal	(1,183)	(3,597)
Deferred income tax benefit (expense)	(86)	(1,039)
Net unrealized investment gains (losses)	$325	$3,908
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2022
(In millions)
Balance at December 31, 2021	$3,908
Unrealized investment gains (losses) during the period	(6,950)
Unrealized investment gains (losses) relating to:
Future policy benefits	2,108
DAC, VOBA and DSI	306
Deferred income tax benefit (expense)	953
Balance at March 31, 2022	$325
Change in net unrealized investment gains (losses)	$(3,583)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2022 and December 31, 2021.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2022	December 31, 2021
	(In millions)
Securities on loan: (1)
Amortized cost	$4,491	$3,573
Estimated fair value	$5,073	$4,539
Cash collateral received from counterparties (2)	$5,168	$4,611
Securities collateral received from counterparties (3)	$—	$2
Reinvestment portfolio — estimated fair value	$5,202	$4,730
_______________
(1)Included within fixed maturity securities.
(2)Included within payables for collateral under securities loaned and other transactions.
(3)Securities collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reported on the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	March 31, 2022				December 31, 2021
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$1,159	$1,635	$1,751	$4,545	$1,094	$2,125	$1,391	$4,610
U.S. corporate	1	479	—	480	1	—	—	1
Foreign corporate	—	143	—	143	—	—	—	—
Total	$1,160	$2,257	$1,751	$5,168	$1,095	$2,125	$1,391	$4,611
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2022 was $1.1 billion, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. government and agency securities, agency RMBS, ABS, non-agency RMBS and CMBS) with 55% invested in U.S. government and agency securities, agency RMBS and cash and cash equivalents at March 31, 2022. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	March 31, 2022	December 31, 2021
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$9,113	$9,996
Invested assets held in trust (reinsurance agreements) (2)	5,693	6,023
Invested assets pledged as collateral (3)	6,030	5,116
Total invested assets on deposit, held in trust and pledged as collateral	$20,836	$21,135
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $41 million and $25 million of the assets on deposit represents restricted cash and cash equivalents at March 31, 2022 and December 31, 2021, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $101 million and $118 million of the assets held in trust balance represents restricted cash and cash equivalents at March 31, 2022 and December 31, 2021, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report) and derivative transactions (see Note 5).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $89 million and $70 million at redemption value at March 31, 2022 and December 31, 2021, respectively.

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either March 31, 2022 or December 31, 2021.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	March 31, 2022		December 31, 2021
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$15,748	$15,912	$16,326	$15,659
Limited partnerships and LLCs	3,875	5,241	3,666	5,101
Total	$19,623	$21,153	$19,992	$20,760
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
Limited Partnerships and LLCs
The Company holds investments in certain limited partnerships and LLCs which are VIEs. These ventures include limited partnerships, LLCs, private equity funds, and, to a lesser extent, tax credit and renewable energy partnerships. The Company is not considered the primary beneficiary, or consolidator, when its involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner’s interest does not provide the Company with any substantive kick-out or participating rights, nor does it provide the Company with the power to direct the activities of the fund. The Company’s maximum exposure to loss on these investments is limited to: (i) the amount invested in debt or equity of the VIE and (ii) commitments to the VIE, as described in Note 9.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Investment income:
Fixed maturity securities	$709	$680
Equity securities	—	1
Mortgage loans	202	163
Policy loans	9	10
Limited partnerships and LLCs (1)	241	338
Cash, cash equivalents and short-term investments	1	1
Other	14	10
Total investment income	1,176	1,203
Less: Investment expenses	41	34
Net investment income	$1,135	$1,169
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $212 million and $331 million for the three months ended March 31, 2022 and 2021, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Fixed maturity securities	$(41)	$8
Equity securities	(6)	—
Mortgage loans	(4)	4
Limited partnerships and LLCs	(16)	—
Total net investment gains (losses)	$(67)	$12
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($15) million and $0 for the three months ended March 31, 2022 and 2021, respectively.

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

	Three Months Ended March 31,
	2022	2021
	(In millions)
Proceeds	$2,540	$1,218
Gross investment gains	$47	$31
Gross investment losses	(86)	(17)
Net investment gains (losses)	$(39)	$14
5. Derivatives
Accounting for Derivatives
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for a description of the Company’s accounting policies for derivatives and the fair value hierarchy for derivatives.
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
•Equity market derivatives: options, total return swaps and variance swaps; and
•Credit derivatives: single and index reference credit default swaps and swaptions.
For detailed information on these contracts and the related strategies, see Note 7 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		March 31, 2022			December 31, 2021
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$150	$6	$—	$180	$30	$—
Foreign currency swaps	Foreign currency exchange rate	3,584	256	20	3,237	220	22
Total qualifying hedges		3,734	262	20	3,417	250	22
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	2,770	222	11	2,595	325	17
Interest rate caps	Interest rate	5,100	91	17	5,100	29	4
Interest rate options	Interest rate	8,380	50	9	8,050	83	—
Interest rate forwards	Interest rate	11,839	65	544	9,808	627	109
Foreign currency swaps	Foreign currency exchange rate	993	94	22	956	94	21
Foreign currency forwards	Foreign currency exchange rate	303	—	3	288	—	4
Credit default swaps — written	Credit	1,793	29	2	1,724	39	1
Credit default swaptions	Credit	—	—	—	150	—	—
Equity index options	Equity market	24,143	981	776	24,692	1,155	877
Equity variance swaps	Equity market	281	9	1	281	9	1
Equity total return swaps	Equity market	26,311	536	456	32,719	493	588
Hybrid options	Equity market	900	—	—	900	8	—
Total non-designated or non-qualifying derivatives		82,813	2,077	1,841	87,263	2,862	1,622
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	151	—	N/A	186	—
Direct index-linked annuities	Other	N/A	—	5,309	N/A	—	6,211
Direct guaranteed minimum benefits	Other	N/A	—	1,285	N/A	—	1,725
Assumed guaranteed minimum benefits	Other	N/A	—	350	N/A	—	427
Assumed index-linked annuities	Other	N/A	—	367	N/A	—	437
Total embedded derivatives		N/A	151	7,311	N/A	186	8,800
Total		$86,547	$2,490	$9,172	$90,680	$3,298	$10,444
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2022 and December 31, 2021. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended March 31, 2022
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$1	$—	$1	$(21)
Foreign currency exchange rate	—	—	10	41
Total cash flow hedges	1	—	11	20
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,131)	—	—	—
Foreign currency exchange rate	10	(5)	—	—
Credit	(7)	—	—	—
Equity market	308	—	—	—
Embedded	1,379	—	—	—
Total non-qualifying hedges	559	(5)	—	—
Total	$560	$(5)	$11	$20
Three Months Ended March 31, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$1	$—	$1	$(52)
Foreign currency exchange rate	5	(3)	8	(15)
Total cash flow hedges	6	(3)	9	(67)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,912)	—	—	—
Foreign currency exchange rate	(7)	3	—	—
Credit	3	—	—	—
Equity market	(142)	—	—	—
Embedded	665	—	—	—
Total non-qualifying hedges	(1,393)	3	—	—
Total	$(1,387)	$—	$9	$(67)
At March 31, 2022 and December 31, 2021, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions was one year and two years, respectively.
At March 31, 2022 and December 31, 2021, the balance in AOCI associated with cash flow hedges was $338 million and $320 million, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	March 31, 2022			December 31, 2021
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$9	$599	2.2	$12	$589	2.4
Baa	16	1,166	5.3	27	1,131	5.0
Ba	3	24	4.7	—	—	0.0
Caa and Lower	(1)	4	3.7	(1)	4	4.0
Total	$27	$1,793	4.3	$38	$1,724	4.1
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
March 31, 2022
Derivative assets	$2,363	$(1,321)	$(837)	$205	$(188)	$17
Derivative liabilities	$1,854	$(1,321)	$—	$533	$(533)	$—
December 31, 2021
Derivative assets	$3,113	$(1,155)	$(1,480)	$478	$(413)	$65
Derivative liabilities	$1,632	$(1,155)	$—	$477	$(477)	$—
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	March 31, 2022	December 31, 2021
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$533	$477
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$1,465	$839
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

	March 31, 2022
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$34,416	$1,035	$35,451
Foreign corporate	—	10,364	583	10,947
RMBS	—	8,675	17	8,692
U.S. government and agency	4,093	5,370	—	9,463
CMBS	—	6,888	6	6,894
State and political subdivision	—	4,240	—	4,240
ABS	—	4,333	171	4,504
Foreign government	—	1,288	23	1,311
Total fixed maturity securities	4,093	75,574	1,835	81,502
Equity securities	20	42	13	75
Short-term investments	90	21	—	111
Derivative assets: (1)
Interest rate	—	434	—	434
Foreign currency exchange rate	—	335	15	350
Credit	—	20	9	29
Equity market	—	1,517	9	1,526
Total derivative assets	—	2,306	33	2,339
Embedded derivatives within asset host contracts (2)	—	—	151	151
Separate account assets	44	96,951	—	96,995
Total assets	$4,247	$174,894	$2,032	$181,173
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$581	$—	$581
Foreign currency exchange rate	—	45	—	45
Credit	—	—	2	2
Equity market	—	1,232	1	1,233
Total derivative liabilities	—	1,858	3	1,861
Embedded derivatives within liability host contracts (2)	—	—	7,311	7,311
Total liabilities	$—	$1,858	$7,314	$9,172

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	December 31, 2021
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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the three months ended March 31, 2022.
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

					March 31, 2022			December 31, 2021			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.03%	-	12.62%	0.03%	-	12.62%	Decrease (1)
			•	Lapse rates	0.30%	-	14.50%	0.30%	-	14.50%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.44%	-	22.16%	16.44%	-	22.16%	Increase (5)
			•	Nonperformance risk spread	0.10%	-	1.74%	(0.38)%	-	1.49%	Decrease (6)
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
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended March 31, 2022
Balance, beginning of period	$1,399	$220	$26	$13	$2	$36	$(8,614)	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	—	—	(10)	1,379	—
Total realized/unrealized gains (losses) included in AOCI	(99)	(5)	(3)	—	—	4	—	—
Purchases (7)	422	87	—	—	—	—	—	—
Sales (7)	(93)	(2)	—	—	(2)	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	75	—
Transfers into Level 3 (8)	86	1	—	—	—	—	—	—
Transfers out of Level 3 (8)	(97)	(107)	—	—	—	—	—	—
Balance, end of period	$1,618	$194	$23	$13	$—	$30	$(7,160)	$—
Three Months Ended March 31, 2021
Balance, beginning of period	$684	$67	$—	$3	$—	$2	$(7,301)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(1)	—	—	—	—	8	665	—
Total realized/unrealized gains (losses) included in AOCI	(22)	—	—	—	—	(1)	—	—
Purchases (7)	118	80	—	—	—	(2)	—	—
Sales (7)	(4)	(3)	—	—	—	—	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(138)	—
Transfers into Level 3 (8)	4	3	—	—	—	—	—	—
Transfers out of Level 3 (8)	(112)	(21)	—	—	—	1	—	—
Balance, end of period	$667	$126	$—	$3	$—	$8	$(6,774)	$2
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2022 (9)	$—	$—	$—	$—	$—	$(10)	$1,517	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at March 31, 2022 (9)	$(98)	$(5)	$(3)	$—	$—	$4	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2021 (9)	$(1)	$—	$—	$—	$—	$8	$663	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at March 31, 2021 (9)	$(22)	$—	$—	$—	$—	$(1)	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$21,295	$—	$—	$21,083	$21,083
Policy loans	$876	$—	$477	$506	$983
Other invested assets	$104	$—	$89	$15	$104
Premiums, reinsurance and other receivables	$3,080	$—	$31	$3,519	$3,550
Liabilities
Policyholder account balances	$24,881	$—	$—	$24,366	$24,366
Long-term debt	$840	$—	$33	$903	$936
Other liabilities	$1,089	$—	$269	$820	$1,089
Separate account liabilities	$1,304	$—	$1,304	$—	$1,304

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
7. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2021	$3,675	$233	$(7)	$3,901
OCI before reclassifications	(4,595)	20	(8)	(4,583)
Deferred income tax benefit (expense) (2)	965	(4)	1	962
AOCI before reclassifications, net of income tax	45	249	(14)	280
Amounts reclassified from AOCI	41	(2)	—	39
Deferred income tax benefit (expense) (2)	(9)	1	—	(8)
Amounts reclassified from AOCI, net of income tax	32	(1)	—	31
Balance at March 31, 2022	$77	$248	$(14)	$311

	Three Months Ended March 31, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2020	$5,321	$108	$(8)	$5,421
OCI before reclassifications	(2,737)	(67)	(8)	(2,812)
Deferred income tax benefit (expense) (2)	575	14	2	591
AOCI before reclassifications, net of income tax	3,159	55	(14)	3,200
Amounts reclassified from AOCI	(12)	(7)	—	(19)
Deferred income tax benefit (expense) (2)	3	1	—	4
Amounts reclassified from AOCI, net of income tax	(9)	(6)	—	(15)
Balance at March 31, 2021	$3,150	$49	$(14)	$3,185
_______________
(1)See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Equity (continued)
(2)The effects of income taxes on amounts recorded to AOCI are also recognized in AOCI. These income tax effects are released from AOCI when the related activity is reclassified into results from operations.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2022	2021
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(39)	$15	Net investment gains (losses)
Net unrealized investment gains (losses)	(2)	(3)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(41)	12
Income tax (expense) benefit	9	(3)
Net unrealized investment gains (losses), net of income tax	(32)	9
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	1	1	Net derivative gains (losses)
Interest rate swaps	1	1	Net investment income
Foreign currency swaps	—	5	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	2	7
Income tax (expense) benefit	(1)	(1)
Gains (losses) on cash flow hedges, net of income tax	1	6
Total reclassifications, net of income tax	$(31)	$15
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
Other revenues consisted primarily of 12b-1 fees of $61 million and $65 million for the three months ended March 31, 2022 and 2021, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Compensation	$81	$85
Contracted services and other labor costs	50	53
Transition services agreements	26	30
Establishment costs	14	16
Premium and other taxes, licenses and fees	12	13
Volume related costs, excluding compensation, net of DAC capitalization	137	158
Interest expense on debt	17	17
Other	49	52
Total other expenses	$386	$424
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2022.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Contingencies, Commitments and Guarantees (continued)
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of March 31, 2022, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
Lawrence Martin v. Brighthouse Life Insurance Company (U.S. District Court, Southern District of New York, filed April 6, 2021). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff is the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of similarly situated owners of universal life insurance policies issued or administered by defendants and alleges that cost of insurance charges should have decreased over time due to improving mortality but did not. Plaintiff alleges, among other things, causes of action for breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment. Plaintiff seeks to recover compensatory damages, attorney’s fees, interest, and equitable relief including a constructive trust. Brighthouse Life Insurance Company filed a motion to dismiss in June 2021, which was denied in February 2022. Brighthouse Life Insurance Company of NY was initially named as a defendant when the lawsuit was filed, but was dismissed as a defendant, without prejudice, in April 2022. The Company intends to vigorously defend this matter.
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
In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such matters involve assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and in certain of such matters, the counterparty has made a request to arbitrate.
As of March 31, 2022, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $250 million, which are primarily associated with the above reinsurance-related matters. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
On a quarterly basis, the Company reviews relevant information with respect to other loss contingencies and, when applicable, updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $651 million and $719 million at March 31, 2022 and December 31, 2021, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $2.3 billion at both March 31, 2022 and December 31, 2021.

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
The Company’s recorded liabilities were $1 million at both March 31, 2022 and December 31, 2021 for indemnities, guarantees and commitments.
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
Information regarding the significant effects of assumed reinsurance with New England Life Insurance Company (“NELICO”), an affiliate, included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Premiums	$—	$2
Universal life and investment-type product policy fees	$1	$2
Other revenues	$—	$1
Policyholder benefits and claims	$7	$7
Other expenses	$(7)	$(4)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Related Party Transactions (continued)

Information regarding the significant effects of assumed reinsurance with NELICO included on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2022	December 31, 2021
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$27	$26
Liabilities
Future policy benefits	$120	$119
Policyholder account balances	$350	$427
Other policy-related balances	$10	$9
Other liabilities	$23	$26
The Company assumes risks from NELICO related to guaranteed minimum benefits written directly by the cedent. The assumed reinsurance agreements contain embedded derivatives and changes in the estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $350 million and $427 million at March 31, 2022 and December 31, 2021, respectively. Net derivative gains (losses) associated with the embedded derivatives were $77 million and $176 million for the three months ended March 31, 2022 and 2021, respectively.
Shared Services and Overhead Allocations
Brighthouse Services, LLC, an affiliate, currently provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $54 million and $57 million for the three months ended March 31, 2022 and 2021, respectively. Costs incurred under these arrangements were $223 million and $228 million for the three months ended March 31, 2022 and 2021, respectively, and were recorded in other expenses.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($145) million and ($182) million at March 31, 2022 and December 31, 2021, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $52 million and $55 million for the three months ended March 31, 2022 and 2021, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $230 million and $236 million for the three months ended March 31, 2022 and 2021, respectively. The Company also had related party fee income receivables of $17 million and $19 million at March 31, 2022 and December 31, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company and its subsidiaries, and “Brighthouse Life Insurance Company” refers solely to Brighthouse Life Insurance Company and not to any of its subsidiaries. Brighthouse Life Insurance Company is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial”). This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2021 (the “2021 Annual Report”); and (iii) our current reports on Form 8-K filed in 2022.
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
We are organized into three segments: (i) Annuities, (ii) Life and (iii) Run-off, which consists of products that are no longer actively sold and are separately managed. In addition, we report certain of our results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” included in our 2021 Annual Report, as well as Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding our segments and Corporate & Other.
COVID-19 Pandemic
We continue to closely monitor developments related to the COVID-19 pandemic, which has negatively impacted us in certain respects. At this time, it continues to not be possible to estimate (i) the severity or duration of the pandemic, including the severity, duration and frequency of any additional “waves” or emerging variants of COVID-19 or (ii) the efficacy or utilization of any therapeutic treatments and vaccines for COVID-19 or variants thereof. It likewise remains not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, financial condition, results of operations and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise any targets we may provide to the markets or any aspects of our business model. See “Business — Regulation,” “Risk Factors — Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — COVID-19 Pandemic” included in our 2021 Annual Report, as well as Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.
Regulatory Developments
We, including our insurance subsidiary, BHNY, and our reinsurance subsidiary, Brighthouse Reinsurance Company of Delaware, are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, Brighthouse Life Insurance Company and BHNY are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2021 Annual Report, as amended or supplemented by our subsequent Quarterly Reports under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments.”
Transition from LIBOR
On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law, which provided a replacement framework for outstanding financial contracts tied to LIBOR once LIBOR ceases to be published. The LIBOR Act is substantially similar to the law passed in New York in April 2021 that aimed at ensuring legal clarity for legacy contracts governed by New York law. The LIBOR Act provides a statutory mechanism and safe harbor that applies on a nationwide basis to replace LIBOR with a benchmark rate, selected by the Federal Reserve Board based on a secured overnight funding rate, for certain contracts that reference LIBOR and contain no or insufficient fallback provisions. The LIBOR Act preempts and supersedes any state or local law, statute, rule, regulation or standard relating to the selection or use of a benchmark replacement or related changes and allows parties that already have effective fallback provisions to opt out of the legislation. See “Business — Regulation — Transition from LIBOR” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — We are exposed to significant financial and capital markets risks which may adversely affect our financial condition, results of operations and liquidity, and may cause our net investment income and our profitability measures to vary from period to period — Changes to LIBOR” included in our 2021 Annual Report, as amended or supplemented herein.
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in our 2021 Annual Report.
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

Results of Operations
Consolidated Results for the Three Months Ended March 31, 2022 and 2021
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended March 31,
	2022	2021
	(In millions)
Revenues
Premiums	$161	$181
Universal life and investment-type product policy fees	683	743
Net investment income	1,135	1,169
Other revenues	112	96
Net investment gains (losses)	(67)	12
Net derivative gains (losses)	555	(1,387)
Total revenues	2,579	814
Expenses
Policyholder benefits and claims	861	644
Interest credited to policyholder account balances	284	290
Capitalization of DAC	(109)	(113)
Amortization of DAC and VOBA	205	50
Interest expense on debt	17	17
Other expenses	478	520
Total expenses	1,736	1,408
Income (loss) before provision for income tax	843	(594)
Provision for income tax expense (benefit)	172	(141)
Net income (loss)	671	(453)
Less: Net income (loss) attributable to noncontrolling interests	—	—
Net income (loss) attributable to Brighthouse Life Insurance Company	$671	$(453)
The components of net income (loss) were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
GMLB Riders	$943	$(243)
Other derivative instruments	(453)	(956)
Net investment gains (losses)	(67)	12
Other adjustments	27	37
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	393	556
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	843	(594)
Provision for income tax expense (benefit)	172	(141)
Net income (loss) attributable to Brighthouse Life Insurance Company	$671	$(453)
Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
Income before provision for income tax was $843 million ($671 million, net of income tax), an increase of $1.4 billion ($1.1 billion, net of income tax) from a loss before provision for income tax of $594 million ($453 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following favorable items:
•gains from guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”), see “— GMLB Riders for the Three Months Ended March 31, 2022 and 2021”; and

•the favorable impact of long-term benchmark interest rates on interest rate derivatives used to manage interest rate exposure in our universal life with secondary guarantees (“ULSG”) business, as the long-term benchmark interest rate increased less in the current period than in the prior period.
The increase in income before provision for income tax was partially offset by the following unfavorable items:
•lower pre-tax adjusted earnings, as discussed in greater detail below; and
•net investment losses reflecting current period net losses on sales of fixed maturity securities compared to prior period net gains, as well as net losses on limited partnerships and limited liability companies.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 20% in the current period compared to 24% in the prior period. The decrease in the effective tax rate was driven by lower pre-tax adjusted earnings, as discussed in greater detail below. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings was as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$671	$(453)
Add: Provision for income tax expense (benefit)	172	(141)
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	843	(594)
Less: GMLB Riders	943	(243)
Less: Other derivative instruments	(453)	(956)
Less: Net investment gains (losses)	(67)	12
Less: Other adjustments	27	37
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	393	556
Less: Provision for income tax expense (benefit)	78	101
Adjusted earnings	$315	$455
Consolidated Results for the Three Months Ended March 31, 2022 and 2021 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Fee income	$737	$779
Net investment spread	684	708
Insurance-related activities	(497)	(374)
Amortization of DAC and VOBA	(145)	(133)
Other expenses, net of DAC capitalization	(386)	(424)
Less: Net income (loss) attributable to noncontrolling interests	—	—
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	393	556
Provision for income tax expense (benefit)	78	101
Adjusted earnings	$315	$455
Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
Adjusted earnings were $315 million in the current period, a decrease of $140 million.
Key net unfavorable impacts were:
•higher costs associated with insurance-related activities due to:

◦higher paid claims, net of reinsurance, in our life business;
◦higher volume and severity of guaranteed minimum death benefits (“GMDB”) claims in our annuities business; and
◦an increase in income annuity benefit payments;
•lower fee income due to:
◦lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses;
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion in our life business; and
◦higher ceded cost of insurance fees consistent with unfavorable equity market returns in our life business, which is offset in other expenses;
•lower net investment spread due to:
◦lower returns on other limited partnerships for the comparative measurement period; and
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average;
partially offset by
◦higher average invested long-term assets from funding agreements issued in connection with our institutional spread margin business;
◦higher average invested assets resulting from positive net flows in the general account;
◦higher returns on real estate limited partnerships and limited liability companies; and
◦lower interest credited to policyholders consistent with lower account balances in our life business;
•higher net amortization of DAC and VOBA due to:
◦the impact on future gross profits from lower separate account returns and unfavorable equity market performance;
partially offset by
◦an adjustment in the current period related to modeling improvements resulting from changes in in-force in our annuities business; and
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion in our life business.
Key favorable impacts were:
•lower other expenses due to:
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income;
◦higher ceded cost of insurance expenses consistent with unfavorable equity market returns in our life business, which is offset in fee income; and
◦lower deferred compensation and operational expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 20% in the current period compared to 18% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.

GMLB Riders for the Three Months Ended March 31, 2022 and 2021
The overall impact on income (loss) before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets, was as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Liabilities	$1,149	$669
Hedges	(317)	(1,097)
Ceded reinsurance	(34)	(85)
Fees (1)	195	193
GMLB DAC	(50)	77
Total GMLB Riders	$943	$(243)
______________
(1)Excludes living benefit fees, included as a component of adjusted earnings, of $13 million and $14 million for the three months ended March 31, 2022 and 2021, respectively.
Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
Comparative results from GMLB Riders were favorable by $1.2 billion, primarily driven by:
•favorable changes to the estimated fair value of embedded derivative liabilities associated with Shield Level Annuities (“Shield liabilities”); and
•favorable changes to the estimated fair value of our GMLB hedges;
partially offset by
•unfavorable changes to the estimated fair value of variable annuity liability reserves; and
•unfavorable changes to GMLB DAC.
Lower equity markets resulted in the following impacts:
•favorable changes to the estimated fair value of Shield liabilities; and
•favorable changes to the estimated fair value of our GMLB hedges;
partially offset by
•unfavorable changes to the estimated fair value of variable annuity liability reserves; and
•unfavorable changes to GMLB DAC.
Higher interest rates resulted in the following impacts:
•unfavorable changes to the estimated fair value of variable annuity liability reserves; and
•unfavorable changes to the estimated fair value of Shield liabilities;
partially offset by
•favorable changes to the estimated fair value of our GMLB hedges; and
•favorable changes to GMLB DAC.
The widening of our credit spreads in the current period combined with a decrease in the underlying variable annuity liability reserves resulted in a favorable change in the adjustment for nonperformance risk, net of an unfavorable change in GMLB DAC.
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
Sources and Uses of Liquidity and Capital
In addition to the summary description of liquidity and capital sources discussed in “— Sources and Uses of Liquidity and Capital” in our 2021 Annual Report, the following additional information is provided regarding our primary sources of liquidity and capital:
Funding Agreements
From time to time, Brighthouse Life Insurance Company issues funding agreements and uses the proceeds from such issuances for spread lending purposes in connection with our institutional spread margin business or to provide additional liquidity. The institutional spread margin business is comprised of funding agreements issued in connection with the programs described in more detail below. See Note 3 of the Notes to the Consolidated Financial Statements included in our 2021 Annual Report for additional information on funding agreements.
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
Federal Home Loan Bank Funding Agreements
Brighthouse Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, where it maintains a secured funding agreement program, under which funding agreements may be issued either (i) for spread lending purposes or (ii) to provide additional liquidity. Activity related to these funding agreements is reported in Corporate & Other.
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
Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Three Months Ended March 31,
	March 31, 2022	December 31, 2021	2022	2021	2022	2021
	(In millions)
FABCP Program	$1,793	$1,848	$2,158	$—	$2,213	$—
FABN Program	3,450	2,900	550	—	—	—
FHLB Funding Agreements	1,400	900	1,350	—	850	—
Farmer Mac Funding Agreements	425	125	300	—	—	—
Total	$7,068	$5,773	$4,358	$—	$3,063	$—

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
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2021 Annual Report, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our other subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2022.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
We discuss in this report, in our 2021 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in our 2021 Annual Report.

Item 6. Exhibits
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits herein, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Brighthouse Life Insurance Company, its subsidiaries or affiliates or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Brighthouse Life Insurance Company, its subsidiaries and affiliates may be found elsewhere herein and Brighthouse Life Insurance Company’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: May 11, 2022