Form 10-Q
period 2022-06-30
BRIGHTHOUSE LIFE INSURANCE Co
filed 2022-08-08
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of August 8, 2022, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at June 30, 2022 (Unaudited) and December 31, 2021 and for the Three Months and Six Months Ended June 30, 2022 and 2021 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance	11
	Note 4 — Investments	12
	Note 5 — Derivatives	24
	Note 6 — Fair Value	30
	Note 7 - Long-term and Short-term Debt	39
	Note 8 — Equity	39
	Note 9 — Other Revenues and Other Expenses	41
	Note 10 — Contingencies, Commitments and Guarantees	42
	Note 11 — Related Party Transactions	45
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 4.	Controls and Procedures	57

Part II — Other Information
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	58
Item 6.	Exhibits	58

Signature		59

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2022 (Unaudited) and December 31, 2021
(In millions, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $82,634 and $78,287, respectively; allowance for credit losses of $3 and $11, respectively)	$77,712	$86,527
Equity securities, at estimated fair value	82	95
Mortgage loans (net of allowance for credit losses of $103 and $123, respectively)	21,449	19,787
Policy loans	886	869
Limited partnerships and limited liability companies	4,682	4,271
Short-term investments, principally at estimated fair value	107	662
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $13, respectively)	3,471	3,324
Total investments	108,389	115,535
Cash and cash equivalents	4,485	3,904
Accrued investment income	834	706
Premiums, reinsurance and other receivables (net of allowance for credit losses of $10 and $10, respectively)	16,203	15,649
Deferred policy acquisition costs and value of business acquired	4,929	4,851
Current income tax recoverable	28	—
Deferred income tax asset	439	—
Other assets	359	385
Separate account assets	82,622	106,225
Total assets	$218,288	$247,255
Liabilities and Equity
Liabilities
Future policy benefits	$40,633	$43,589
Policyholder account balances	67,561	66,195
Other policy-related balances	3,011	3,153
Payables for collateral under securities loaned and other transactions	6,656	6,253
Long-term and short-term debt	964	841
Current income tax payable	—	57
Deferred income tax liability	—	981
Other liabilities	5,969	3,850
Separate account liabilities	82,622	106,225
Total liabilities	207,416	231,144
Contingencies, Commitments and Guarantees (Note 10)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,773	17,773
Retained earnings (deficit)	(3,982)	(5,653)
Accumulated other comprehensive income (loss)	(3,009)	3,901
Total Brighthouse Life Insurance Company’s stockholder’s equity	10,857	16,096
Noncontrolling interests	15	15
Total equity	10,872	16,111
Total liabilities and equity	$218,288	$247,255
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2022 and 2021 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Premiums	$161	$156	$322	$337
Universal life and investment-type product policy fees	635	761	1,318	1,504
Net investment income	1,044	1,196	2,179	2,365
Other revenues	105	74	217	170
Net investment gains (losses)	(64)	(33)	(131)	(21)
Net derivative gains (losses)	1,762	(718)	2,317	(2,105)
Total revenues	3,643	1,436	6,222	2,250
Expenses
Policyholder benefits and claims	1,084	714	1,945	1,358
Interest credited to policyholder account balances	313	282	597	572
Amortization of deferred policy acquisition costs and value of business acquired	536	6	741	56
Other expenses	485	465	871	889
Total expenses	2,418	1,467	4,154	2,875
Income (loss) before provision for income tax	1,225	(31)	2,068	(625)
Provision for income tax expense (benefit)	224	(23)	396	(164)
Net income (loss)	1,001	(8)	1,672	(461)
Less: Net income (loss) attributable to noncontrolling interests	1	1	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$1,000	$(9)	$1,671	$(462)
Comprehensive income (loss)	$(2,319)	$1,119	$(5,238)	$(1,570)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	1	1	1
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$(2,320)	$1,118	$(5,239)	$(1,571)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months and Six Months Ended June 30, 2022 and 2021 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$75	$17,773	$(5,653)	$3,901	$16,096	$15	$16,111
Net income (loss)			671		671		671
Other comprehensive income (loss), net of income tax				(3,590)	(3,590)		(3,590)
Balance at March 31, 2022	75	17,773	(4,982)	311	13,177	15	13,192
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			1,000		1,000	1	1,001
Other comprehensive income (loss), net of income tax				(3,320)	(3,320)		(3,320)
Balance at June 30, 2022	$75	$17,773	$(3,982)	$(3,009)	$10,857	$15	$10,872

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$75	$18,323	$(5,719)	$5,421	$18,100	$15	$18,115
Net income (loss)			(453)		(453)		(453)
Other comprehensive income (loss), net of income tax				(2,236)	(2,236)		(2,236)
Balance at March 31, 2021	75	18,323	(6,172)	3,185	15,411	15	15,426
Dividends paid to parent		(250)			(250)		(250)
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(9)		(9)	1	(8)
Other comprehensive income (loss), net of income tax				1,127	1,127		1,127
Balance at June 30, 2021	$75	$18,073	$(6,181)	$4,312	$16,279	$15	$16,294
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2022 and 2021 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$282	$438
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	6,221	5,110
Equity securities	41	101
Mortgage loans	1,379	1,379
Limited partnerships and limited liability companies	134	117
Purchases of:
Fixed maturity securities	(10,603)	(9,805)
Equity securities	(14)	(6)
Mortgage loans	(3,098)	(2,247)
Limited partnerships and limited liability companies	(432)	(379)
Cash received in connection with freestanding derivatives	2,723	2,138
Cash paid in connection with freestanding derivatives	(2,220)	(2,894)
Issuances of loans to affiliate	(125)	(1)
Net change in policy loans	(17)	28
Net change in short-term investments	555	1,679
Net change in other invested assets	(58)	(19)
Net cash provided by (used in) investing activities	(5,514)	(4,799)
Cash flows from financing activities
Policyholder account balances:
Deposits	13,857	6,608
Withdrawals	(8,458)	(1,261)
Net change in payables for collateral under securities loaned and other transactions	403	(105)
Short-term debt issued	125	—
Long-term debt repaid	(1)	(1)
Dividends paid to parent	—	(250)
Financing element on certain derivative instruments and other derivative related transactions, net	(112)	(118)
Other, net	(1)	(1)
Net cash provided by (used in) financing activities	5,813	4,872
Change in cash, cash equivalents and restricted cash	581	511
Cash, cash equivalents and restricted cash, beginning of period	3,904	3,684
Cash, cash equivalents and restricted cash, end of period	$4,485	$4,195
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$34	$34
Income tax	$93	$(21)
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended June 30, 2022.
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
The new guidance will have a significant impact on the Company’s financial statements upon adoption, and will change the pattern and market sensitivity of the Company’s earnings after the transition date. The most significant impact will be the requirement that all variable annuity guarantees be considered MRBs and measured at fair value, because a significant amount of variable annuity guarantees are classified as insurance liabilities under current guidance. The impacts to the financial statements at adoption are highly dependent on market conditions, especially interest rates. The Company is, therefore, unable to currently estimate the ultimate impact of the new guidance on the financial statements; however, at prevailing interest rate levels at December 31, 2021, the Company expects the new guidance, upon adoption, would likely result in a material decrease in stockholder’s equity. Based on prevailing interest rate levels at June 30, 2022, while still anticipated to be material, the impact is expected to be less significant compared to prevailing interest rates at December 31, 2021.
The Company has made significant progress toward adopting the new guidance, including updating systems, validating computations, establishing proper controls, finalizing accounting policies and developing disclosures.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$242	$16	$(206)	$(48)	$4
Provision for income tax expense (benefit)	43	3	(44)	(35)	(33)
Post-tax adjusted earnings	199	13	(162)	(13)	37
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$199	$13	$(162)	$(14)	36
Adjustments for:
Net investment gains (losses)					(64)
Net derivative gains (losses)					1,762
Other adjustments to net income (loss)					(477)
Provision for income tax (expense) benefit					(257)
Net income (loss) attributable to Brighthouse Life Insurance Company					$1,000

Interest revenue	$544	$99	$350	$60
Interest expense	$—	$—	$—	$16

	Three Months Ended June 30, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$410	$84	$139	$(89)	$544
Provision for income tax expense (benefit)	78	17	18	(15)	98
Post-tax adjusted earnings	332	67	121	(74)	446
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$332	$67	$121	$(75)	445
Adjustments for:
Net investment gains (losses)					(33)
Net derivative gains (losses)					(718)
Other adjustments to net income (loss)					176
Provision for income tax (expense) benefit					121
Net income (loss) attributable to Brighthouse Life Insurance Company					$(9)

Interest revenue	$532	$156	$498	$15
Interest expense	$—	$—	$—	$16

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Six Months Ended June 30, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$616	$55	$(187)	$(87)	$397
Provision for income tax expense (benefit)	114	11	(40)	(40)	45
Post-tax adjusted earnings	502	44	(147)	(47)	352
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$502	$44	$(147)	$(48)	351
Adjustments for:
Net investment gains (losses)					(131)
Net derivative gains (losses)					2,317
Other adjustments to net income (loss)					(515)
Provision for income tax (expense) benefit					(351)
Net income (loss) attributable to Brighthouse Life Insurance Company					$1,671

Interest revenue	$1,097	$239	$751	$107
Interest expense	$—	$—	$—	$33

	Six Months Ended June 30, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$806	$225	$224	$(155)	$1,100
Provision for income tax expense (benefit)	153	46	27	(27)	199
Post-tax adjusted earnings	653	179	197	(128)	901
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$653	$179	$197	$(129)	900
Adjustments for:
Net investment gains (losses)					(21)
Net derivative gains (losses)					(2,105)
Other adjustments to net income (loss)					401
Provision for income tax (expense) benefit					363
Net income (loss) attributable to Brighthouse Life Insurance Company					$(462)

Interest revenue	$1,079	$306	$961	$29
Interest expense	$—	$—	$—	$33
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Annuities	$1,086	$1,104	$2,221	$2,251
Life	218	332	494	656
Run-off	514	661	1,076	1,289
Corporate & Other	78	34	144	69
Adjustments	1,747	(695)	2,287	(2,015)
Total	$3,643	$1,436	$6,222	$2,250

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total assets by segment, as well as Corporate & Other, were as follows at:

	June 30, 2022	December 31, 2021
	(In millions)
Annuities	$149,990	$174,489
Life	16,713	18,190
Run-off	30,902	37,069
Corporate & Other	20,683	17,507
Total	$218,288	$247,255
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
The Company also has secondary guarantees on universal and variable life insurance contracts accounted for as insurance liabilities.
Information regarding the Company’s guarantee exposure was as follows at:

	June 30, 2022				December 31, 2021
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$83,261		$44,385		$105,784		$56,966
Separate account value	$78,567		$43,318		$101,108		$55,910
Net amount at risk	$15,360	(4)	$6,069	(5)	$6,315	(4)	$4,992	(5)
Average attained age of contract holders	71 years		71 years		71 years		71 years

	June 30, 2022	December 31, 2021
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,391	$5,518
Net amount at risk (6)	$66,379	$67,248
Average attained age of policyholders	68 years	68 years

Variable Life Contracts
Total account value (3)	$1,162	$1,448
Net amount at risk (6)	$10,498	$10,508
Average attained age of policyholders	47 years	47 years
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
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	June 30, 2022					December 31, 2021
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$35,825	$1	$419	$3,269	$32,974	$34,773	$2	$3,890	$187	$38,474
Foreign corporate	11,819	—	66	1,424	10,461	10,813	7	902	103	11,605
RMBS	8,751	—	95	536	8,310	8,838	—	433	51	9,220
U.S. government and agency	9,082	—	782	388	9,476	7,188	—	2,040	60	9,168
CMBS	7,052	2	2	416	6,636	6,890	2	329	24	7,193
State and political subdivision	3,978	—	236	228	3,986	3,937	—	829	6	4,760
ABS	4,905	—	2	228	4,679	4,255	—	34	14	4,275
Foreign government	1,222	—	58	90	1,190	1,593	—	244	5	1,832
Total fixed maturity securities	$82,634	$3	$1,660	$6,579	$77,712	$78,287	$11	$8,701	$450	$86,527
The Company held non-income producing fixed maturity securities with an estimated fair value of $20 million and $3 million at June 30, 2022 and December 31, 2021, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2022:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,014	$12,828	$17,302	$30,782	$20,708	$82,634
Estimated fair value	$1,007	$12,405	$15,765	$28,910	$19,625	$77,712
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

	June 30, 2022				December 31, 2021
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$24,647	$2,776	$1,769	$493	$5,051	$111	$887	$76
Foreign corporate	8,412	1,249	578	175	2,016	60	305	43
RMBS	6,083	465	488	71	3,481	50	32	1
U.S. government and agency	4,027	187	497	201	1,712	40	222	20
CMBS	6,009	348	398	68	1,390	21	95	3
State and political subdivision	1,773	221	19	7	347	6	6	—
ABS	4,095	212	283	16	2,454	13	93	1
Foreign government	742	90	—	—	278	4	18	1
Total fixed maturity securities	$55,788	$5,548	$4,032	$1,031	$16,729	$305	$1,658	$145
Total number of securities in an unrealized loss position	7,502		775		2,423		368
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $550 million and $527 million at June 30, 2022 and December 31, 2021, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $3 million, relating to four securities at June 30, 2022. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Allowance for Credit Losses for Fixed Maturity Securities
The allowance for credit losses for fixed maturity securities was $3 million and $11 million at June 30, 2022 and December 31, 2021, respectively. For both the six months ended June 30, 2022 and 2021, the change in the allowance for fixed maturity securities by sector was immaterial. The Company recorded total write-offs of $10 million for the six months ended June 30, 2022. The Company did not record any write-offs for the six months ended June 30, 2021.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2022		December 31, 2021
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,020	60.7%	$12,159	61.4%
Agricultural	4,111	19.2	4,128	20.9
Residential	4,421	20.6	3,623	18.3
Total mortgage loans (1)	21,552	100.5	19,910	100.6
Allowance for credit losses	(103)	(0.5)	(123)	(0.6)
Total mortgage loans, net	$21,449	100.0%	$19,787	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $415 million and $1.3 billion for the three months and six months ended June 30, 2022, respectively, and $621 million and $799 million for the three months and six months ended June 30, 2021, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the COVID-19 pandemic, interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at both June 30, 2022 and December 31, 2021. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $99 million and $95 million at June 30, 2022 and December 31, 2021, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Six Months Ended June 30, 2022
Balance, beginning of period	$67	$12	$44	$123
Current period provision	—	3	—	3
Charge-offs, net of recoveries	(23)	—	—	(23)
Balance, end of period	$44	$15	$44	$103
Six Months Ended June 30, 2021
Balance, beginning of period	$44	$15	$35	$94
Current period provision	2	(2)	2	2
Balance, end of period	$46	$13	$37	$96

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
	(In millions)
June 30, 2022
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$1,021	$2,634	$375	$1,437	$974	$3,852	$10,293
65% to 75%	426	631	91	383	405	398	2,334
76% to 80%	—	—	—	55	29	64	148
Greater than 80%	1	—	—	—	29	215	245
Total commercial mortgage loans	1,448	3,265	466	1,875	1,437	4,529	13,020
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	306	1,158	407	496	652	779	3,798
65% to 75%	60	97	76	61	1	17	312
Greater than 80%	—	—	—	—	1	—	1
Total agricultural mortgage loans	366	1,255	483	557	654	796	4,111
Residential mortgage loans
Performing	541	1,712	170	226	179	1,535	4,363
Nonperforming	1	3	1	2	2	49	58
Total residential mortgage loans	542	1,715	171	228	181	1,584	4,421
Total	$2,356	$6,235	$1,120	$2,660	$2,272	$6,909	$21,552

	2021	2020	2019	2018	2017	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	June 30, 2022		December 31, 2021
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$11,477	88.1%	$10,263	84.4%
1.00x - 1.20x	270	2.1	595	4.9
Less than 1.00x	1,273	9.8	1,301	10.7
Total	$13,020	100.0%	$12,159	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both June 30, 2022 and December 31, 2021. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans during the forbearance period is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments. At June 30, 2022 and December 31, 2021, $26 million and $30 million, respectively, of the COVID-19 pandemic modified loans were classified as delinquent.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	June 30, 2022				December 31, 2021
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$13,020	$4,095	$4,302	$21,417	$12,159	$4,128	$3,550	$19,837
30-59 days past due	—	—	61	61	—	—	14	14
60-89 days past due	—	—	14	14	—	—	14	14
90-179 days past due	—	16	27	43	—	—	29	29
180+ days past due	—	—	17	17	—	—	16	16
Total	$13,020	$4,111	$4,421	$21,552	$12,159	$4,128	$3,623	$19,910

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At June 30, 2022 and December 31, 2021, $26 million and $30 million, respectively, of the COVID-19 pandemic modified loans were in nonaccrual status.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential	Total
	(In millions)
June 30, 2022	$23	$—	$58	$81
December 31, 2021	$—	$—	$59	$59
The Company had $23 million and $0 of loans in nonaccrual status for which there was no related allowance for credit losses at June 30, 2022 and December 31, 2021, respectively. The $23 million of mortgage loans for which there was no related allowance for credit losses pertains to collateral dependent loans where the collateral value exceeds amortized cost.
Current period investment income on mortgage loans in nonaccrual status was less than $1 million for both the six months ended June 30, 2022 and 2021.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have a significant amount of mortgage loans modified in a TDR during both the six months ended June 30, 2022 and 2021.
Short-term modifications made on a good faith basis to borrowers who were not more than 30 days past due at December 31, 2019 and in response to the COVID-19 pandemic are not considered TDRs.
Other Invested Assets
Over 85% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 5 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes Federal Home Loan Bank (“FHLB”) stock, tax credit and renewable energy partnerships and leveraged leases.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	June 30, 2022	December 31, 2021
	(In millions)
Fixed maturity securities	$(4,919)	$8,251
Derivatives	595	320
Other	(10)	(27)
Subtotal	(4,334)	8,544
Amounts allocated from:
Future policy benefits	359	(3,210)
DAC, VOBA and DSI	208	(387)
Subtotal	567	(3,597)
Deferred income tax benefit (expense)	791	(1,039)
Net unrealized investment gains (losses)	$(2,976)	$3,908
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2022
(In millions)
Balance at December 31, 2021	$3,908
Unrealized investment gains (losses) during the period	(12,878)
Unrealized investment gains (losses) relating to:
Future policy benefits	3,569
DAC, VOBA and DSI	595
Deferred income tax benefit (expense)	1,830
Balance at June 30, 2022	$(2,976)
Change in net unrealized investment gains (losses)	$(6,884)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2022 and December 31, 2021.
Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2022	December 31, 2021
	(In millions)
Securities on loan: (1)
Amortized cost	$5,243	$3,573
Estimated fair value	$5,320	$4,539
Cash collateral received from counterparties (2)	$5,391	$4,611
Securities collateral received from counterparties (3)	$—	$2
Reinvestment portfolio — estimated fair value	$5,304	$4,730
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2022				December 31, 2021
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$1,429	$2,253	$1,080	$4,762	$1,094	$2,125	$1,391	$4,610
U.S. corporate	—	453	—	453	1	—	—	1
Foreign corporate	—	157	—	157	—	—	—	—
Foreign government	—	19	—	19	—	—	—	—
Total	$1,429	$2,882	$1,080	$5,391	$1,095	$2,125	$1,391	$4,611
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2022 was $1.4 billion, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. government and agency securities, agency RMBS, ABS, U.S. and foreign corporate securities and CMBS) with 58% invested in U.S. government and agency securities, agency RMBS and cash and cash equivalents at June 30, 2022. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	June 30, 2022	December 31, 2021
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$8,375	$9,996
Invested assets held in trust (reinsurance agreements) (2)	5,459	6,023
Invested assets pledged as collateral (3)	8,779	5,116
Total invested assets on deposit, held in trust and pledged as collateral	$22,613	$21,135
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $42 million and $25 million of the assets on deposit represents restricted cash and cash equivalents at June 30, 2022 and December 31, 2021, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $111 million and $118 million of the assets held in trust balance represents restricted cash and cash equivalents at June 30, 2022 and December 31, 2021, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report) and derivative transactions (see Note 5).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $144 million and $70 million at redemption value at June 30, 2022 and December 31, 2021, respectively.

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either June 30, 2022 or December 31, 2021.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	June 30, 2022		December 31, 2021
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$15,089	$15,911	$16,326	$15,659
Limited partnerships and LLCs	4,008	5,416	3,666	5,101
Total	$19,097	$21,327	$19,992	$20,760
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Investment income:
Fixed maturity securities	$733	$694	$1,442	$1,374
Equity securities	1	1	1	2
Mortgage loans	205	166	407	329
Policy loans	12	11	21	21
Limited partnerships and LLCs (1)	122	350	363	688
Cash, cash equivalents and short-term investments	4	1	5	2
Other	16	8	30	18
Total investment income	1,093	1,231	2,269	2,434
Less: Investment expenses	49	35	90	69
Net investment income	$1,044	$1,196	$2,179	$2,365
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $93 million and $305 million for the three months and six months ended June 30, 2022, respectively, and $339 million and $670 million for the three months and six months ended June 30, 2021, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Fixed maturity securities	$(60)	$(31)	$(101)	$(23)
Equity securities	(4)	3	(10)	3
Mortgage loans	1	(5)	(3)	(1)
Limited partnerships and LLCs	(1)	1	(17)	1
Other	—	(1)	—	(1)
Total net investment gains (losses)	$(64)	$(33)	$(131)	$(21)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($1) million and ($16) million for the three months and six months ended June 30, 2022, respectively, and $1 million for both the three months and six months ended June 30, 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Proceeds	$1,564	$949	$4,104	$2,167
Gross investment gains	$2	$8	$49	$39
Gross investment losses	(60)	(38)	(146)	(55)
Net investment gains (losses)	$(58)	$(30)	$(97)	$(16)
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
•Interest rate derivatives: swaps, floors, caps, swaptions and forwards;
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		June 30, 2022			December 31, 2021
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$120	$—	$11	$180	$30	$—
Foreign currency swaps	Foreign currency exchange rate	3,898	530	6	3,237	220	22
Total qualifying hedges		4,018	530	17	3,417	250	22
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	3,295	198	—	2,595	325	17
Interest rate floors	Interest rate	2,250	15	2	—	—	—
Interest rate caps	Interest rate	5,350	120	27	5,100	29	4
Interest rate options	Interest rate	16,413	64	33	8,050	83	—
Interest rate forwards	Interest rate	12,095	19	1,684	9,808	627	109
Foreign currency swaps	Foreign currency exchange rate	857	145	—	956	94	21
Foreign currency forwards	Foreign currency exchange rate	294	2	—	288	—	4
Credit default swaps — written	Credit	1,923	7	7	1,724	39	1
Credit default swaptions	Credit	—	—	—	150	—	—
Equity index options	Equity market	25,701	731	834	24,692	1,155	877
Equity variance swaps	Equity market	281	9	1	281	9	1
Equity total return swaps	Equity market	25,258	1,235	829	32,719	493	588
Hybrid options	Equity market	900	—	—	900	8	—
Total non-designated or non-qualifying derivatives		94,617	2,545	3,417	87,263	2,862	1,622
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	132	—	N/A	186	—
Direct index-linked annuities	Other	N/A	—	2,527	N/A	—	6,211
Direct guaranteed minimum benefits	Other	N/A	—	1,645	N/A	—	1,725
Assumed guaranteed minimum benefits	Other	N/A	—	323	N/A	—	427
Assumed index-linked annuities	Other	N/A	—	304	N/A	—	437
Total embedded derivatives		N/A	132	4,799	N/A	186	8,800
Total		$98,635	$3,207	$8,233	$90,680	$3,298	$10,444
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2022 and December 31, 2021. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended June 30, 2022
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$1	$(20)
Foreign currency exchange rate	1	(1)	14	282
Total cash flow hedges	4	(1)	15	262
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,307)	—	—	—
Foreign currency exchange rate	72	(8)	—	—
Credit	(25)	—	—	—
Equity market	420	—	—	—
Embedded	2,607	—	—	—
Total non-qualifying hedges	1,767	(8)	—	—
Total	$1,771	$(9)	$15	$262
Three Months Ended June 30, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$19
Foreign currency exchange rate	1	—	7	95
Total cash flow hedges	1	—	8	114
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	722	—	—	—
Foreign currency exchange rate	18	—	—	—
Credit	8	—	—	—
Equity market	(306)	—	—	—
Embedded	(1,161)	—	—	—
Total non-qualifying hedges	(719)	—	—	—
Total	$(718)	$—	$8	$114

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
	(In millions)
Six Months Ended June 30, 2022
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$4	$—	$2	$(41)
Foreign currency exchange rate	1	(1)	24	323
Total cash flow hedges	5	(1)	26	282
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(2,438)	—	—	—
Foreign currency exchange rate	82	(13)	—	—
Credit	(32)	—	—	—
Equity market	728	—	—	—
Embedded	3,986	—	—	—
Total non-qualifying hedges	2,326	(13)	—	—
Total	$2,331	$(14)	$26	$282
Six Months Ended June 30, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$1	$—	$2	$(33)
Foreign currency exchange rate	6	(3)	15	80
Total cash flow hedges	7	(3)	17	47
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,190)	—	—	—
Foreign currency exchange rate	11	3	—	—
Credit	11	—	—	—
Equity market	(448)	—	—	—
Embedded	(496)	—	—	—
Total non-qualifying hedges	(2,112)	3	—	—
Total	$(2,105)	$—	$17	$47
At June 30, 2022 and December 31, 2021, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions was one year and two years, respectively.
At June 30, 2022 and December 31, 2021, the balance in AOCI associated with cash flow hedges was $595 million and $320 million, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	June 30, 2022			December 31, 2021
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$4	$664	2.3	$12	$589	2.4
Baa	(3)	1,231	4.9	27	1,131	5.0
Ba	1	24	4.5	—	—	0.0
Caa and Lower	(2)	4	3.5	(1)	4	4.0
Total	$—	$1,923	4.0	$38	$1,724	4.1
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
June 30, 2022
Derivative assets	$3,108	$(1,864)	$(1,146)	$98	$(54)	$44
Derivative liabilities	$3,451	$(1,864)	$(2)	$1,585	$(1,583)	$2
December 31, 2021
Derivative assets	$3,113	$(1,155)	$(1,480)	$478	$(413)	$65
Derivative liabilities	$1,632	$(1,155)	$—	$477	$(477)	$—
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	June 30, 2022	December 31, 2021
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,587	$477
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$3,115	$839
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

	June 30, 2022
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$31,844	$1,130	$32,974
Foreign corporate	—	9,881	580	10,461
RMBS	—	8,243	67	8,310
U.S. government and agency	4,618	4,858	—	9,476
CMBS	—	6,602	34	6,636
State and political subdivision	—	3,986	—	3,986
ABS	—	4,435	244	4,679
Foreign government	—	1,150	40	1,190
Total fixed maturity securities	4,618	70,999	2,095	77,712
Equity securities	16	39	27	82
Short-term investments	77	30	—	107
Derivative assets: (1)
Interest rate	—	416	—	416
Foreign currency exchange rate	—	649	28	677
Credit	—	1	6	7
Equity market	—	1,966	9	1,975
Total derivative assets	—	3,032	43	3,075
Embedded derivatives within asset host contracts (2)	—	—	132	132
Separate account assets	30	82,592	—	82,622
Total assets	$4,741	$156,692	$2,297	$163,730
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$1,757	$—	$1,757
Foreign currency exchange rate	—	6	—	6
Credit	—	3	4	7
Equity market	—	1,663	1	1,664
Total derivative liabilities	—	3,429	5	3,434
Embedded derivatives within liability host contracts (2)	—	—	4,799	4,799
Total liabilities	$—	$3,429	$4,804	$8,233

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the six months ended June 30, 2022.
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

					June 30, 2022			December 31, 2021			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.03%	-	12.62%	0.03%	-	12.62%	Decrease (1)
			•	Lapse rates	0.30%	-	14.50%	0.30%	-	14.50%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.44%	-	22.16%	16.44%	-	22.16%	Increase (5)
			•	Nonperformance risk spread	0.17%	-	2.23%	(0.38)%	-	1.49%	Decrease (6)
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
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended June 30, 2022
Balance, beginning of period	$1,618	$194	$23	$13	$—	$30	$(7,160)	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(6)	—	—	1	—	(5)	2,607	—
Total realized/unrealized gains (losses) included in AOCI	(110)	3	(5)	—	—	12	—	—
Purchases (7)	330	201	—	13	—	1	—	—
Sales (7)	(56)	(11)	—	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(114)	—
Transfers into Level 3 (8)	90	34	22	—	—	—	—	—
Transfers out of Level 3 (8)	(156)	(76)	—	—	—	—	—	—
Balance, end of period	$1,710	$345	$40	$27	$—	$38	$(4,667)	$—
Three Months Ended June 30, 2021
Balance, beginning of period	$667	$126	$—	$3	$—	$8	$(6,774)	$2
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	—	—	8	(1,161)	—
Total realized/unrealized gains (losses) included in AOCI	20	1	—	—	—	10	—	—
Purchases (7)	231	163	12	—	—	—	—	—
Sales (7)	(12)	(9)	—	—	—	(6)	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(118)	—
Transfers into Level 3 (8)	54	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(83)	(64)	—	—	—	—	—	(2)
Balance, end of period	$877	$217	$12	$3	$—	$20	$(8,053)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022(9)	$—	$—	$—	$1	$—	$(5)	$2,563	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at June 30, 2022 (9)	$(117)	$2	$(5)	$—	$—	$12	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (9)	$—	$—	$—	$—	$—	$3	$(1,139)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at June 30, 2021 (9)	$20	$1	$—	$—	$—	$10	$—	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Six Months Ended June 30, 2022
Balance, beginning of period	$1,399	$220	$26	$13	$2	$36	$(8,614)	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(6)	—	—	1	—	(15)	3,986	(1)
Total realized/unrealized gains (losses) included in AOCI	(216)	(12)	(9)	—	—	16	—	—
Purchases (7)	648	229	5	13	—	1	—	—
Sales (7)	(140)	(14)	(1)	—	(2)	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(39)	—
Transfers into Level 3 (8)	148	23	19	—	—	—	—	1
Transfers out of Level 3 (8)	(123)	(101)	—	—	—	—	—	—
Balance, end of period	$1,710	$345	$40	$27	$—	$38	$(4,667)	$—
Six Months Ended June 30, 2021
Balance, beginning of period	$684	$67	$—	$3	$—	$2	$(7,301)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(1)	—	—	—	—	16	(496)	—
Total realized/unrealized gains (losses) included in AOCI	(1)	1	—	—	—	9	—	—
Purchases (7)	327	181	12	—	—	(1)	—	—
Sales (7)	(9)	(14)	—	—	—	(6)	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(256)	—
Transfers into Level 3 (8)	54	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(177)	(18)	—	—	—	—	—	(3)
Balance, end of period	$877	$217	$12	$3	$—	$20	$(8,053)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (9)	$—	$—	$—	$1	$—	$(15)	$4,080	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at June 30, 2022 (9)	$(218)	$(12)	$(9)	$—	$—	$16	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (9)	$(1)	$—	$—	$—	$—	$2	$(476)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at June 30, 2021 (9)	$(1)	$1	$—	$—	$—	$9	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$21,449	$—	$—	$20,338	$20,338
Policy loans	$886	$—	$476	$482	$958
Other invested assets	$284	$—	$144	$140	$284
Premiums, reinsurance and other receivables	$3,552	$—	$311	$3,579	$3,890
Liabilities
Policyholder account balances	$26,633	$—	$—	$25,911	$25,911
Short-term debt	$125	$—	$—	$125	$125
Long-term debt	$839	$—	$30	$733	$763
Other liabilities	$1,147	$—	$337	$810	$1,147
Separate account liabilities	$1,063	$—	$1,063	$—	$1,063

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
7. Long-term and Short-term Debt
Intercompany Liquidity Facilities
BHF has established an intercompany liquidity facility with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under the facility, which is comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term of not more than 364 days.
On May 16, 2022, BH Holdings issued a $125 million promissory note to Brighthouse Life Insurance Company and Brighthouse Life Insurance Company of NY issued a $125 million promissory note to BH Holdings. Both promissory notes bear interest at a fixed rate of 2.5363% and mature on August 16, 2022.
8. Equity
Capital Contribution
During the second quarter of 2022, Brighthouse Life Insurance Company paid a cash capital contribution of $100 million to Brighthouse Life Insurance Company of NY.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at March 31, 2022	$77	$248	$(14)	$311
OCI before reclassifications	(4,496)	262	(24)	(4,258)
Deferred income tax benefit (expense) (2)	925	(36)	5	894
AOCI before reclassifications, net of income tax	(3,494)	474	(33)	(3,053)
Amounts reclassified from AOCI	61	(5)	—	56
Deferred income tax benefit (expense) (2)	(12)	—	—	(12)
Amounts reclassified from AOCI, net of income tax	49	(5)	—	44
Balance at June 30, 2022	$(3,445)	$469	$(33)	$(3,009)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

	Three Months Ended June 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at March 31, 2021	$3,150	$49	$(14)	$3,185
OCI before reclassifications	1,284	114	2	1,400
Deferred income tax benefit (expense) (2)	(270)	(24)	(1)	(295)
AOCI before reclassifications, net of income tax	4,164	139	(13)	4,290
Amounts reclassified from AOCI	30	(2)	—	28
Deferred income tax benefit (expense) (2)	(7)	1	—	(6)
Amounts reclassified from AOCI, net of income tax	23	(1)	—	22
Balance at June 30, 2021	$4,187	$138	$(13)	$4,312

	Six Months Ended June 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2021	$3,675	$233	$(7)	$3,901
OCI before reclassifications	(9,091)	282	(32)	(8,841)
Deferred income tax benefit (expense) (2)	1,890	(40)	6	1,856
AOCI before reclassifications, net of income tax	(3,526)	475	(33)	(3,084)
Amounts reclassified from AOCI	102	(7)	—	95
Deferred income tax benefit (expense) (2)	(21)	1	—	(20)
Amounts reclassified from AOCI, net of income tax	81	(6)	—	75
Balance at June 30, 2022	$(3,445)	$469	$(33)	$(3,009)

	Six Months Ended June 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2020	$5,321	$108	$(8)	$5,421
OCI before reclassifications	(1,453)	47	(6)	(1,412)
Deferred income tax benefit (expense) (2)	305	(10)	1	296
AOCI before reclassifications, net of income tax	4,173	145	(13)	4,305
Amounts reclassified from AOCI	18	(9)	—	9
Deferred income tax benefit (expense) (2)	(4)	2	—	(2)
Amounts reclassified from AOCI, net of income tax	14	(7)	—	7
Balance at June 30, 2021	$4,187	$138	$(13)	$4,312
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(58)	$(31)	$(97)	$(16)	Net investment gains (losses)
Net unrealized investment gains (losses)	(3)	1	(5)	(2)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(61)	(30)	(102)	(18)
Income tax (expense) benefit	12	7	21	4
Net unrealized investment gains (losses), net of income tax	(49)	(23)	(81)	(14)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	3	—	4	1	Net derivative gains (losses)
Interest rate swaps	1	1	2	2	Net investment income
Foreign currency swaps	1	1	1	6	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	5	2	7	9
Income tax (expense) benefit	—	(1)	(1)	(2)
Gains (losses) on cash flow hedges, net of income tax	5	1	6	7
Total reclassifications, net of income tax	$(44)	$(22)	$(75)	$(7)
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
Other revenues consisted primarily of 12b-1 fees of $54 million and $115 million for the three months and six months ended June 30, 2022, respectively, and $66 million and $131 million for the three months and six months ended June 30, 2021, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Compensation	$81	$89	$162	$174
Contracted services and other labor costs	60	62	110	115
Transition services agreements	1	29	27	59
Establishment costs	11	28	25	44
Premium and other taxes, licenses and fees	13	11	25	24
Volume related costs, excluding compensation, net of DAC capitalization	90	170	227	328
Interest expense on debt	16	16	33	33
Other	213	60	262	112
Total other expenses	$485	$465	$871	$889
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2022.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of June 30, 2022, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
As of June 30, 2022, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $125 million, which are primarily associated with the above reinsurance-related matters. The reduction in the estimated range reflects the settlement of a reinsurance-related matter with a third party during the second quarter of 2022 for $140 million, which is reported in other expenses. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
On a quarterly basis, the Company reviews relevant information with respect to other loss contingencies and, when applicable, updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $358 million and $719 million at June 30, 2022 and December 31, 2021, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $2.4 billion and $2.3 billion at June 30, 2022 and December 31, 2021, respectively.

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
The Company’s recorded liabilities were $1 million at both June 30, 2022 and December 31, 2021 for indemnities, guarantees and commitments.
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
Information regarding the significant effects of assumed reinsurance with New England Life Insurance Company (“NELICO”), an affiliate, included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Premiums	$—	$—	$—	$2
Universal life and investment-type product policy fees	$2	$1	$3	$3
Other revenues	$1	$—	$1	$1
Policyholder benefits and claims	$22	$4	$29	$11
Other expenses	$(5)	$(9)	$(12)	$(13)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)

Information regarding the significant effects of assumed reinsurance with NELICO included on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2022	December 31, 2021
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$27	$26
Liabilities
Future policy benefits	$127	$119
Policyholder account balances	$323	$427
Other policy-related balances	$12	$9
Other liabilities	$22	$26
The Company assumes risks from NELICO related to guaranteed minimum benefits written directly by the cedent. The assumed reinsurance agreements contain embedded derivatives and changes in the estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $323 million and $427 million at June 30, 2022 and December 31, 2021, respectively. Net derivative gains (losses) associated with the embedded derivatives were $28 million and $105 million for the three months and six months ended June 30, 2022, respectively, and ($50) million and $126 million for the three months and six months ended June 30, 2021, respectively.
Shared Services and Overhead Allocations
Brighthouse Services, LLC, an affiliate, currently provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $48 million and $102 million for the three months and six months ended June 30, 2022, respectively, and $59 million and $116 million for the three months and six months ended June 30, 2021, respectively. Costs incurred under these arrangements were $202 million and $425 million for the three months and six months ended June 30, 2022, respectively, and $256 million and $484 million for the three months and six months ended June 30, 2021, respectively, and were recorded in other expenses.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($132) million and ($182) million at June 30, 2022 and December 31, 2021, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $47 million and $99 million for the three months and six months ended June 30, 2022, respectively, and $56 million and $111 million for the three months and six months ended June 30, 2021, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $226 million and $456 million for the three months and six months ended June 30, 2022, respectively, and $251 million and $487 million for the three months and six months ended June 30, 2021, respectively. The Company also had related party fee income receivables of $15 million and $19 million at June 30, 2022 and December 31, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company and its subsidiaries, and “Brighthouse Life Insurance Company” refers solely to Brighthouse Life Insurance Company and not to any of its subsidiaries. Brighthouse Life Insurance Company is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial”). This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2022 (the “2021 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “First Quarter Form 10-Q”) filed with the SEC on May 11, 2022; and (iv) our current reports on Form 8-K filed in 2022.
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
Universal life and investment-type product policy fees (excluding (a) unearned revenue adjustments related to net investment gains (losses) and net derivative gains (losses) and (b) GMIB Fees) plus Other revenues and amortization of deferred gain on reinsurance.

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

Results of Operations
Consolidated Results for the Six Months Ended June 30, 2022 and 2021
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Six Months Ended June 30,
	2022	2021
	(In millions)
Revenues
Premiums	$322	$337
Universal life and investment-type product policy fees	1,318	1,504
Net investment income	2,179	2,365
Other revenues	217	170
Net investment gains (losses)	(131)	(21)
Net derivative gains (losses)	2,317	(2,105)
Total revenues	6,222	2,250
Expenses
Policyholder benefits and claims	1,945	1,358
Interest credited to policyholder account balances	597	572
Capitalization of DAC	(224)	(233)
Amortization of DAC and VOBA	741	56
Interest expense on debt	33	33
Other expenses	1,062	1,089
Total expenses	4,154	2,875
Income (loss) before provision for income tax	2,068	(625)
Provision for income tax expense (benefit)	396	(164)
Net income (loss)	1,672	(461)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$1,671	$(462)
The components of net income (loss) were as follows:

	Six Months Ended June 30,
	2022	2021
	(In millions)
GMLB Riders	$2,808	$(1,215)
Other derivative instruments	(1,055)	(513)
Net investment gains (losses)	(131)	(21)
Other adjustments	49	24
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	396	1,099
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	2,067	(626)
Provision for income tax expense (benefit)	396	(164)
Net income (loss) attributable to Brighthouse Life Insurance Company	$1,671	$(462)
Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
Income before provision for income tax was $2.1 billion ($1.7 billion, net of income tax), an increase of $2.7 billion ($2.1 billion, net of income tax) from a loss before provision for income tax of $626 million ($462 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following favorable item:
•gains from guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”), see “— GMLB Riders for the Six Months Ended June 30, 2022 and 2021.”

The increase in income before provision for income tax was partially offset by the following unfavorable items:
•lower pre-tax adjusted earnings, as discussed in greater detail below;
•the unfavorable impact of long-term benchmark interest rates on interest rate derivatives used to manage interest rate exposure in our universal life with secondary guarantees (“ULSG”) business, as the long-term benchmark interest rate increased more in the current period than in the prior period; and
•net investment losses reflecting higher current period net losses on sales of fixed maturity securities, as well as net losses on limited partnerships and limited liability companies (“LLC”) and net mark-to-market losses on equity securities compared to prior period net gains.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 19% in the current period compared to 26% in the prior period. The decrease in the effective tax rate was driven by lower pre-tax adjusted earnings, as discussed in greater detail below. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings was as follows:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$1,671	$(462)
Add: Provision for income tax expense (benefit)	396	(164)
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	2,067	(626)
Less: GMLB Riders	2,808	(1,215)
Less: Other derivative instruments	(1,055)	(513)
Less: Net investment gains (losses)	(131)	(21)
Less: Other adjustments	49	24
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	396	1,099
Less: Provision for income tax expense (benefit)	45	199
Adjusted earnings	$351	$900
Consolidated Results for the Six Months Ended June 30, 2022 and 2021 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Fee income	$1,419	$1,553
Net investment spread	1,253	1,451
Insurance-related activities	(1,090)	(747)
Amortization of DAC and VOBA	(314)	(268)
Other expenses, net of DAC capitalization	(871)	(889)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	396	1,099
Provision for income tax expense (benefit)	45	199
Adjusted earnings	$351	$900

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
Adjusted earnings were $351 million in the current period, a decrease of $549 million.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦a net increase in guaranteed minimum death benefit liabilities resulting from unfavorable equity market performance;
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion in our life business;
◦higher liabilities in certain ULSG business from the impact of new reinsurance agreements entered into in the current period; and
◦an adjustment in the current period related to actuarial modeling improvements in our annuities business;
partially offset by
◦lower paid claims, net of reinsurance in our life and run-off business; and
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion in our run-off business;
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
◦higher average invested long-term assets from funding agreements issued in connection with our institutional spread margin business; and
◦higher returns on real estate limited partnerships and LLCs;
•lower fee income due to:
◦lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses;
◦higher ceded cost of insurance fees consistent with unfavorable equity market returns in our life business, which is mostly offset in other expenses; and
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion in our life business; and
•higher net amortization of DAC and VOBA due to:
◦the impact on future gross profits from lower separate account returns and unfavorable equity market performance in our annuities business;
partially offset by
◦an adjustment in the current period related to modeling improvements resulting from changes in in-force in our annuities business.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 11% in the current period compared to 18% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

GMLB Riders for the Six Months Ended June 30, 2022 and 2021
The overall impact on income (loss) before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets, was as follows:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Liabilities	$3,377	$(605)
Hedges	(505)	(1,140)
Ceded reinsurance	(54)	(65)
Fees (1)	398	392
GMLB DAC	(408)	203
Total GMLB Riders	$2,808	$(1,215)
______________
(1)Excludes living benefit fees, included as a component of adjusted earnings, of $27 million and $29 million for the six months ended June 30, 2022 and 2021, respectively.
Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
Comparative results from GMLB Riders were favorable by $4.0 billion, primarily driven by:
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
•favorable changes to the estimated fair value of our GMLB hedges; and
•favorable changes in ceded reinsurance;
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
The widening of our credit spreads in the current period resulted in a favorable change in the adjustment for nonperformance risk, net of unfavorable changes in GMLB DAC and Shield liabilities.

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
Sources and Uses of Liquidity and Capital
In addition to the summary description of liquidity and capital sources discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Liquidity and Capital” in our 2021 Annual Report, the following additional information is provided regarding our primary sources of liquidity and capital:
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

Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Six Months Ended June 30,
	June 30, 2022	December 31, 2021	2022	2021	2022	2021
	(In millions)
FABCP Program	$1,721	$1,848	$5,015	$—	$5,142	$—
FABN Program	3,450	2,900	550	2,000	—	—
FHLB Funding Agreements	2,900	900	3,750	600	1,750	—
Farmer Mac Funding Agreements	500	125	400	25	25	—
Total	$8,571	$5,773	$9,715	$2,625	$6,917	$—
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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2022.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: August 8, 2022