Form 10-Q
period 2022-09-30
BRIGHTHOUSE LIFE INSURANCE Co
filed 2022-11-10
CIK 733076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of November 10, 2022, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at September 30, 2022 (Unaudited) and December 31, 2021 and for the Three Months and Nine Months Ended September 30, 2022 and 2021 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance	11
	Note 4 — Investments	12
	Note 5 — Derivatives	24
	Note 6 — Fair Value	30
	Note 7 — Long-term and Short-term Debt	39
	Note 8 — Equity	39
	Note 9 — Other Revenues and Other Expenses	41
	Note 10 — Contingencies, Commitments and Guarantees	42
	Note 11 — Related Party Transactions	45
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 4.	Controls and Procedures	59

Part II — Other Information
Item 1.	Legal Proceedings	59
Item 1A.	Risk Factors	60
Item 6.	Exhibits	60

Signature		61

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2022 (Unaudited) and December 31, 2021
(In millions, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $84,308 and $78,287, respectively; allowance for credit losses of $4 and $11, respectively)	$74,419	$86,527
Equity securities, at estimated fair value	75	95
Mortgage loans (net of allowance for credit losses of $99 and $123, respectively)	22,030	19,787
Policy loans	886	869
Limited partnerships and limited liability companies	4,607	4,271
Short-term investments, principally at estimated fair value	278	662
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $13, respectively)	4,161	3,324
Total investments	106,456	115,535
Cash and cash equivalents	4,384	3,904
Accrued investment income	889	706
Premiums, reinsurance and other receivables (net of allowance for credit losses of $10 and $10, respectively)	17,465	15,649
Deferred policy acquisition costs and value of business acquired	5,159	4,851
Current income tax recoverable	28	—
Deferred income tax asset	1,566	—
Other assets	359	385
Separate account assets	76,067	106,225
Total assets	$212,373	$247,255
Liabilities and Equity
Liabilities
Future policy benefits	$41,259	$43,589
Policyholder account balances	70,599	66,195
Other policy-related balances	3,104	3,153
Payables for collateral under securities loaned and other transactions	6,518	6,253
Long-term and short-term debt	964	841
Current income tax payable	—	57
Deferred income tax liability	—	981
Other liabilities	7,165	3,850
Separate account liabilities	76,067	106,225
Total liabilities	205,676	231,144
Contingencies, Commitments and Guarantees (Note 10)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,773	17,773
Retained earnings (deficit)	(4,704)	(5,653)
Accumulated other comprehensive income (loss)	(6,462)	3,901
Total Brighthouse Life Insurance Company’s stockholder’s equity	6,682	16,096
Noncontrolling interests	15	15
Total equity	6,697	16,111
Total liabilities and equity	$212,373	$247,255
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2022 and 2021 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Premiums	$160	$189	$482	$526
Universal life and investment-type product policy fees	635	736	1,953	2,240
Net investment income	857	1,264	3,036	3,629
Other revenues	109	92	326	262
Net investment gains (losses)	(40)	(16)	(171)	(37)
Net derivative gains (losses)	(408)	56	1,909	(2,049)
Total revenues	1,313	2,321	7,535	4,571
Expenses
Policyholder benefits and claims	1,267	1,062	3,212	2,420
Interest credited to policyholder account balances	422	406	1,019	978
Amortization of deferred policy acquisition costs and value of business acquired	147	(70)	888	(14)
Other expenses	407	435	1,278	1,324
Total expenses	2,243	1,833	6,397	4,708
Income (loss) before provision for income tax	(930)	488	1,138	(137)
Provision for income tax expense (benefit)	(208)	96	188	(68)
Net income (loss)	(722)	392	950	(69)
Less: Net income (loss) attributable to noncontrolling interests	—	—	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$(722)	$392	$949	$(70)
Comprehensive income (loss)	$(4,175)	$114	$(9,413)	$(1,456)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1	1
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$(4,175)	$114	$(9,414)	$(1,457)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months and Nine Months Ended September 30, 2022 and 2021 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$75	$17,773	$(5,653)	$3,901	$16,096	$15	$16,111
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			1,671		1,671	1	1,672
Other comprehensive income (loss), net of income tax				(6,910)	(6,910)		(6,910)
Balance at June 30, 2022	75	17,773	(3,982)	(3,009)	10,857	15	10,872
Change in noncontrolling interests					—		—
Net income (loss)			(722)		(722)		(722)
Other comprehensive income (loss), net of income tax				(3,453)	(3,453)		(3,453)
Balance at September 30, 2022	$75	$17,773	$(4,704)	$(6,462)	$6,682	$15	$6,697

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$75	$18,323	$(5,719)	$5,421	$18,100	$15	$18,115
Dividends paid to parent		(250)			(250)		(250)
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(462)		(462)	1	(461)
Other comprehensive income (loss), net of income tax				(1,109)	(1,109)		(1,109)
Balance at June 30, 2021	75	18,073	(6,181)	4,312	16,279	15	16,294
Net income (loss)			392		392		392
Other comprehensive income (loss), net of income tax				(278)	(278)		(278)
Balance at September 30, 2021	$75	$18,073	$(5,789)	$4,034	$16,393	$15	$16,408
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$(628)	$1,051
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	8,442	8,396
Equity securities	41	114
Mortgage loans	1,767	1,998
Limited partnerships and limited liability companies	180	168
Purchases of:
Fixed maturity securities	(14,255)	(16,077)
Equity securities	(14)	(7)
Mortgage loans	(4,060)	(4,421)
Limited partnerships and limited liability companies	(619)	(560)
Cash received in connection with freestanding derivatives	3,737	3,211
Cash paid in connection with freestanding derivatives	(3,395)	(3,912)
Issuances of loans to affiliate	(125)	(1)
Net change in policy loans	(17)	20
Net change in short-term investments	384	1,120
Net change in other invested assets	(101)	(13)
Net cash provided by (used in) investing activities	(8,035)	(9,964)
Cash flows from financing activities
Policyholder account balances:
Deposits	23,139	10,761
Withdrawals	(14,246)	(1,910)
Net change in payables for collateral under securities loaned and other transactions	265	390
Short-term debt issued	125	—
Long-term debt repaid	(2)	(1)
Dividends paid to parent	—	(250)
Financing element on certain derivative instruments and other derivative related transactions, net	(137)	(183)
Other, net	(1)	(1)
Net cash provided by (used in) financing activities	9,143	8,806
Change in cash, cash equivalents and restricted cash	480	(107)
Cash, cash equivalents and restricted cash, beginning of period	3,904	3,684
Cash, cash equivalents and restricted cash, end of period	$4,384	$3,577
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$67	$67
Income tax	$93	$(20)
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended September 30, 2022.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of New Accounting Pronouncements
In August 2018, the FASB issued new guidance on long-duration contracts (ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“LDTI”)). LDTI is effective for fiscal years beginning after January 1, 2023. LDTI will result in significant changes to the measurement, presentation and disclosure requirements for long-duration insurance contracts. A summary of the most significant changes is provided below:
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
LDTI will be applied to the earliest period presented in the financial statements, making the transition date January 1, 2021. The MRB changes are required to be applied on a retrospective basis, while the changes for insurance liability assumption updates and DAC amortization will be applied to existing carrying amounts on the transition date.
LDTI will have a significant impact on the Company’s financial statements and will change the pattern and market sensitivity of the Company’s earnings after the transition date. The most significant impact will be the requirement that all variable annuity guarantees be considered MRBs and measured at fair value, because a significant amount of variable annuity guarantees are classified as insurance liabilities under current GAAP. The impacts to the financial statements are highly dependent on market conditions, especially interest rates. The Company estimates the impact of LDTI to total stockholder’s equity as of December 31, 2021 to be a reduction of between $6 billion and $8 billion, and a reduction to total stockholder’s equity excluding accumulated other comprehensive income of between $3 billion and $4 billion, both primarily driven by the MRB changes. Based on prevailing interest rates at September 30, 2022, post adoption of LDTI, the Company expects the impact to total stockholder’s equity as of September 30, 2022 to have significantly improved since December 31, 2021.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended September 30, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$127	$(64)	$(27)	$(4)	$32
Provision for income tax expense (benefit)	18	(13)	(5)	(6)	(6)
Post-tax adjusted earnings	109	(51)	(22)	2	38
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$109	$(51)	$(22)	$2	38
Adjustments for:
Net investment gains (losses)					(40)
Net derivative gains (losses)					(408)
Other adjustments to net income (loss)					(514)
Provision for income tax (expense) benefit					202
Net income (loss) attributable to Brighthouse Life Insurance Company					$(722)

Interest revenue	$546	$65	$168	$101
Interest expense	$—	$—	$—	$18

	Three Months Ended September 30, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$482	$139	$43	$(64)	$600
Provision for income tax expense (benefit)	96	30	4	(13)	117
Post-tax adjusted earnings	386	109	39	(51)	483
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$386	$109	$39	$(51)	483
Adjustments for:
Net investment gains (losses)					(16)
Net derivative gains (losses)					56
Other adjustments to net income (loss)					(152)
Provision for income tax (expense) benefit					21
Net income (loss) attributable to Brighthouse Life Insurance Company					$392

Interest revenue	$564	$168	$505	$33
Interest expense	$—	$—	$—	$17

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Nine Months Ended September 30, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$743	$(9)	$(214)	$(91)	$429
Provision for income tax expense (benefit)	132	(2)	(45)	(46)	39
Post-tax adjusted earnings	611	(7)	(169)	(45)	390
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$611	$(7)	$(169)	$(46)	389
Adjustments for:
Net investment gains (losses)					(171)
Net derivative gains (losses)					1,909
Other adjustments to net income (loss)					(1,029)
Provision for income tax (expense) benefit					(149)
Net income (loss) attributable to Brighthouse Life Insurance Company					$949

Interest revenue	$1,643	$304	$919	$208
Interest expense	$—	$—	$—	$51

	Nine Months Ended September 30, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,288	$364	$267	$(219)	$1,700
Provision for income tax expense (benefit)	249	76	31	(40)	316
Post-tax adjusted earnings	1,039	288	236	(179)	1,384
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$1,039	$288	$236	$(180)	1,383
Adjustments for:
Net investment gains (losses)					(37)
Net derivative gains (losses)					(2,049)
Other adjustments to net income (loss)					249
Provision for income tax (expense) benefit					384
Net income (loss) attributable to Brighthouse Life Insurance Company					$(70)

Interest revenue	$1,643	$474	$1,466	$62
Interest expense	$—	$—	$—	$50
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Annuities	$1,071	$1,195	$3,292	$3,446
Life	195	309	689	965
Run-off	339	671	1,415	1,960
Corporate & Other	119	52	263	121
Adjustments	(411)	94	1,876	(1,921)
Total	$1,313	$2,321	$7,535	$4,571

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total assets by segment, as well as Corporate & Other, were as follows at:

	September 30, 2022	December 31, 2021
	(In millions)
Annuities	$144,709	$174,489
Life	16,385	18,190
Run-off	28,648	37,069
Corporate & Other	22,631	17,507
Total	$212,373	$247,255
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
The Company also has secondary guarantees on universal and variable life insurance contracts accounted for as insurance liabilities.
Information regarding the Company’s guarantee exposure was as follows at:

	September 30, 2022				December 31, 2021
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$76,894		$40,589		$105,784		$56,966
Separate account value	$72,232		$39,542		$101,108		$55,910
Net amount at risk	$18,250	(4)	$6,439	(5)	$6,315	(4)	$4,992	(5)
Average attained age of contract holders	72 years		71 years		71 years		71 years

	September 30, 2022	December 31, 2021
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,317	$5,518
Net amount at risk (6)	$65,935	$67,248
Average attained age of policyholders	69 years	68 years

Variable Life Contracts
Total account value (3)	$1,103	$1,448
Net amount at risk (6)	$10,366	$10,508
Average attained age of policyholders	48 years	47 years
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
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	September 30, 2022					December 31, 2021
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$36,646	$1	$122	$5,104	$31,663	$34,773	$2	$3,890	$187	$38,474
Foreign corporate	12,386	—	20	2,348	10,058	10,813	7	902	103	11,605
RMBS	8,718	1	59	954	7,822	8,838	—	433	51	9,220
U.S. government and agency	8,555	—	332	607	8,280	7,188	—	2,040	60	9,168
CMBS	7,235	2	—	691	6,542	6,890	2	329	24	7,193
State and political subdivision	4,050	—	115	393	3,772	3,937	—	829	6	4,760
ABS	5,533	—	2	336	5,199	4,255	—	34	14	4,275
Foreign government	1,185	—	36	138	1,083	1,593	—	244	5	1,832
Total fixed maturity securities	$84,308	$4	$686	$10,571	$74,419	$78,287	$11	$8,701	$450	$86,527
The Company held non-income producing fixed maturity securities with an estimated fair value of $15 million and $3 million at September 30, 2022 and December 31, 2021, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2022:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,178	$13,349	$17,187	$31,108	$21,486	$84,308
Estimated fair value	$1,158	$12,521	$14,788	$26,389	$19,563	$74,419
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

	September 30, 2022				December 31, 2021
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$26,073	$4,173	$2,653	$931	$5,051	$111	$887	$76
Foreign corporate	8,553	1,906	1,050	442	2,016	60	305	43
RMBS	5,277	572	1,806	382	3,481	50	32	1
U.S. government and agency	3,410	286	1,076	321	1,712	40	222	20
CMBS	5,919	565	603	126	1,390	21	95	3
State and political subdivision	2,172	364	94	29	347	6	6	—
ABS	4,333	265	773	71	2,454	13	93	1
Foreign government	848	138	—	—	278	4	18	1
Total fixed maturity securities	$56,585	$8,269	$8,055	$2,302	$16,729	$305	$1,658	$145
Total number of securities in an unrealized loss position	7,987		1,377		2,423		368
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $627 million and $527 million at September 30, 2022 and December 31, 2021, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $4 million, relating to twelve securities at September 30, 2022. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Allowance for Credit Losses for Fixed Maturity Securities
The allowance for credit losses for fixed maturity securities was $4 million and $11 million at September 30, 2022 and December 31, 2021, respectively. For both the nine months ended September 30, 2022 and 2021, the change in the allowance for fixed maturity securities by sector was immaterial. The Company recorded total write-offs of $10 million for the nine months ended September 30, 2022. The Company did not record any write-offs for the nine months ended September 30, 2021.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2022		December 31, 2021
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,259	60.2%	$12,159	61.4%
Agricultural	4,184	19.0	4,128	20.9
Residential	4,686	21.3	3,623	18.3
Total mortgage loans (1)	22,129	100.5	19,910	100.6
Allowance for credit losses	(99)	(0.5)	(123)	(0.6)
Total mortgage loans, net	$22,030	100.0%	$19,787	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $387 million and $1.6 billion for the three months and nine months ended September 30, 2022, respectively, and $698 million and $1.5 billion for the three months and nine months ended September 30, 2021, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the COVID-19 pandemic, interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at both September 30, 2022 and December 31, 2021. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $102 million and $95 million at September 30, 2022 and December 31, 2021, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Nine Months Ended September 30, 2022
Balance, beginning of period	$67	$12	$44	$123
Current period provision	1	3	(5)	(1)
Charge-offs, net of recoveries	(23)	—	—	(23)
Balance, end of period	$45	$15	$39	$99
Nine Months Ended September 30, 2021
Balance, beginning of period	$44	$15	$35	$94
Current period provision	6	(2)	—	4
PCD credit allowance	—	—	2	2
Balance, end of period	$50	$13	$37	$100

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
	(In millions)
September 30, 2022
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$1,500	$2,754	$406	$1,474	$946	$3,773	$10,853
65% to 75%	427	470	—	302	403	311	1,913
76% to 80%	—	—	40	105	29	37	211
Greater than 80%	—	—	—	—	57	225	282
Total commercial mortgage loans	1,927	3,224	446	1,881	1,435	4,346	13,259
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	373	1,166	413	497	648	763	3,860
65% to 75%	93	90	66	56	1	17	323
Greater than 80%	—	—	—	—	1	—	1
Total agricultural mortgage loans	466	1,256	479	553	650	780	4,184
Residential mortgage loans
Performing	892	1,701	164	216	173	1,481	4,627
Nonperforming	1	6	2	2	1	47	59
Total residential mortgage loans	893	1,707	166	218	174	1,528	4,686
Total	$3,286	$6,187	$1,091	$2,652	$2,259	$6,654	$22,129

	2021	2020	2019	2018	2017	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	September 30, 2022		December 31, 2021
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$11,782	88.9%	$10,263	84.4%
1.00x - 1.20x	581	4.4	595	4.9
Less than 1.00x	896	6.7	1,301	10.7
Total	$13,259	100.0%	$12,159	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both September 30, 2022 and December 31, 2021. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans during the forbearance period is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments. At September 30, 2022 and December 31, 2021, $23 million and $30 million, respectively, of the COVID-19 pandemic modified loans were classified as delinquent.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	September 30, 2022				December 31, 2021
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$13,259	$4,161	$4,569	$21,989	$12,159	$4,128	$3,550	$19,837
30-59 days past due	—	—	58	58	—	—	14	14
60-89 days past due	—	7	17	24	—	—	14	14
90-179 days past due	—	—	26	26	—	—	29	29
180+ days past due	—	16	16	32	—	—	16	16
Total	$13,259	$4,184	$4,686	$22,129	$12,159	$4,128	$3,623	$19,910

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At September 30, 2022 and December 31, 2021, $23 million and $30 million, respectively, of the COVID-19 pandemic modified loans were in nonaccrual status.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential	Total
	(In millions)
September 30, 2022	$—	$3	$59	$62
December 31, 2021	$—	$—	$59	$59
The Company had $2 million and $0 of loans in nonaccrual status for which there was no related allowance for credit losses at September 30, 2022 and December 31, 2021, respectively. The $2 million of mortgage loans for which there was no related allowance for credit losses pertains to collateral dependent loans where the collateral value exceeds amortized cost.
Current period investment income on mortgage loans in nonaccrual status was $1 million and less than $1 million for the nine months ended September 30, 2022 and 2021, respectively.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have a significant amount of mortgage loans modified in a TDR during both the nine months ended September 30, 2022 and 2021.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	September 30, 2022	December 31, 2021
	(In millions)
Fixed maturity securities	$(9,885)	$8,251
Derivatives	917	320
Other	(7)	(27)
Subtotal	(8,975)	8,544
Amounts allocated from:
Future policy benefits	379	(3,210)
DAC, VOBA and DSI	481	(387)
Subtotal	860	(3,597)
Deferred income tax benefit (expense)	1,704	(1,039)
Net unrealized investment gains (losses)	$(6,411)	$3,908
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2022
(In millions)
Balance at December 31, 2021	$3,908
Unrealized investment gains (losses) during the period	(17,519)
Unrealized investment gains (losses) relating to:
Future policy benefits	3,589
DAC, VOBA and DSI	868
Deferred income tax benefit (expense)	2,743
Balance at September 30, 2022	$(6,411)
Change in net unrealized investment gains (losses)	$(10,319)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2022 and December 31, 2021.
Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2022	December 31, 2021
	(In millions)
Securities on loan: (1)
Amortized cost	$5,049	$3,573
Estimated fair value	$4,719	$4,539
Cash collateral received from counterparties (2)	$4,844	$4,611
Securities collateral received from counterparties (3)	$—	$2
Reinvestment portfolio — estimated fair value	$4,590	$4,730
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2022				December 31, 2021
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$1,342	$1,373	$1,520	$4,235	$1,094	$2,125	$1,391	$4,610
U.S. corporate	—	456	—	456	1	—	—	1
Foreign corporate	—	137	—	137	—	—	—	—
Foreign government	—	16	—	16	—	—	—	—
Total	$1,342	$1,982	$1,520	$4,844	$1,095	$2,125	$1,391	$4,611
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2022 was $1.3 billion, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. government and agency securities, ABS, agency RMBS, U.S. and foreign corporate securities and CMBS) with 52% invested in U.S. government and agency securities, agency RMBS and cash and cash equivalents at September 30, 2022. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	September 30, 2022	December 31, 2021
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$7,787	$9,996
Invested assets held in trust (reinsurance agreements) (2)	5,266	6,023
Invested assets pledged as collateral (3)	12,173	5,116
Total invested assets on deposit, held in trust and pledged as collateral	$25,226	$21,135
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $32 million and $25 million of the assets on deposit represents restricted cash and cash equivalents at September 30, 2022 and December 31, 2021, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $277 million and $118 million of the assets held in trust balance represents restricted cash and cash equivalents at September 30, 2022 and December 31, 2021, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report) and derivative transactions (see Note 5).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $176 million and $70 million at redemption value at September 30, 2022 and December 31, 2021, respectively.

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either September 30, 2022 or December 31, 2021.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	September 30, 2022		December 31, 2021
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$14,863	$16,355	$16,326	$15,659
Limited partnerships and LLCs	3,949	5,352	3,666	5,101
Total	$18,812	$21,707	$19,992	$20,760
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Investment income:
Fixed maturity securities	$779	$706	$2,221	$2,080
Equity securities	1	—	2	2
Mortgage loans	207	171	614	500
Policy loans	10	10	31	31
Limited partnerships and LLCs (1)	(106)	402	257	1,090
Cash, cash equivalents and short-term investments	17	1	22	3
Other	20	12	50	30
Total investment income	928	1,302	3,197	3,736
Less: Investment expenses	71	38	161	107
Net investment income	$857	$1,264	$3,036	$3,629
_______________
(1)Includes net investment income pertaining to other limited partnership interests of ($127) million and $178 million for the three months and nine months ended September 30, 2022, respectively, and $378 million and $1.0 billion for the three months and nine months ended September 30, 2021, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Fixed maturity securities	$(37)	$—	$(138)	$(23)
Equity securities	(1)	(2)	(11)	1
Mortgage loans	2	(5)	(1)	(6)
Limited partnerships and LLCs	(4)	—	(21)	1
Other	—	(9)	—	(10)
Total net investment gains (losses)	$(40)	$(16)	$(171)	$(37)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($3) million and ($19) million for the three months and nine months ended September 30, 2022, respectively, and $0 and $1 million for the three months and nine months ended September 30, 2021, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Proceeds	$1,115	$1,925	$5,219	$4,092
Gross investment gains	$1	$23	$50	$62
Gross investment losses	(37)	(21)	(183)	(76)
Net investment gains (losses)	$(36)	$2	$(133)	$(14)
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
•Interest rate derivatives: swaps, floors, caps, swaptions, futures and forwards;
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		September 30, 2022			December 31, 2021
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$90	$—	$17	$180	$30	$—
Foreign currency swaps	Foreign currency exchange rate	4,004	870	8	3,237	220	22
Total qualifying hedges		4,094	870	25	3,417	250	22
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	3,900	156	54	2,595	325	17
Interest rate floors	Interest rate	2,250	7	2	—	—	—
Interest rate caps	Interest rate	5,350	182	5	5,100	29	4
Interest rate options	Interest rate	20,438	41	189	8,050	83	—
Interest rate forwards	Interest rate	15,969	33	2,550	9,808	627	109
Foreign currency swaps	Foreign currency exchange rate	825	207	—	956	94	21
Foreign currency forwards	Foreign currency exchange rate	423	—	6	288	—	4
Credit default swaps — written	Credit	1,869	7	11	1,724	39	1
Credit default swaptions	Credit	—	—	—	150	—	—
Equity index options	Equity market	17,053	696	350	24,692	1,155	877
Equity variance swaps	Equity market	281	9	1	281	9	1
Equity total return swaps	Equity market	33,069	1,515	1,519	32,719	493	588
Hybrid options	Equity market	—	—	—	900	8	—
Total non-designated or non-qualifying derivatives		101,427	2,853	4,687	87,263	2,862	1,622
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	129	—	N/A	186	—
Direct index-linked annuities	Other	N/A	—	2,034	N/A	—	6,211
Direct guaranteed minimum benefits	Other	N/A	—	1,622	N/A	—	1,725
Assumed guaranteed minimum benefits	Other	N/A	—	313	N/A	—	427
Assumed index-linked annuities	Other	N/A	—	308	N/A	—	437
Total embedded derivatives		N/A	129	4,277	N/A	186	8,800
Total		$105,521	$3,852	$8,989	$90,680	$3,298	$10,444
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2022 and December 31, 2021. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended September 30, 2022
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$(8)
Foreign currency exchange rate	8	(7)	17	339
Total cash flow hedges	8	(7)	18	331
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,233)	—	—	—
Foreign currency exchange rate	91	(12)	—	—
Credit	5	—	—	—
Equity market	40	—	—	—
Embedded	700	—	—	—
Total non-qualifying hedges	(397)	(12)	—	—
Total	$(389)	$(19)	$18	$331
Three Months Ended September 30, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$3
Foreign currency exchange rate	(1)	1	10	99
Total cash flow hedges	(1)	1	11	102
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(6)	—	—	—
Foreign currency exchange rate	32	(2)	—	—
Credit	2	—	—	—
Equity market	(48)	—	—	—
Embedded	78	—	—	—
Total non-qualifying hedges	58	(2)	—	—
Total	$57	$(1)	$11	$102

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
	(In millions)
Nine Months Ended September 30, 2022
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$4	$—	$3	$(49)
Foreign currency exchange rate	9	(8)	41	662
Total cash flow hedges	13	(8)	44	613
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(3,671)	—	—	—
Foreign currency exchange rate	173	(25)	—	—
Credit	(27)	—	—	—
Equity market	768	—	—	—
Embedded	4,686	—	—	—
Total non-qualifying hedges	1,929	(25)	—	—
Total	$1,942	$(33)	$44	$613
Nine Months Ended September 30, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$1	$—	$3	$(30)
Foreign currency exchange rate	5	(2)	25	179
Total cash flow hedges	6	(2)	28	149
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,196)	—	—	—
Foreign currency exchange rate	43	1	—	—
Credit	13	—	—	—
Equity market	(496)	—	—	—
Embedded	(418)	—	—	—
Total non-qualifying hedges	(2,054)	1	—	—
Total	$(2,048)	$(1)	$28	$149
At September 30, 2022 and December 31, 2021, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions was one year and two years, respectively.
At September 30, 2022 and December 31, 2021, the balance in AOCI associated with cash flow hedges was $917 million and $320 million, respectively.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	September 30, 2022			December 31, 2021
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$5	$664	2.1	$12	$589	2.4
Baa	(8)	1,177	5.2	27	1,131	5.0
Ba	1	24	4.2	—	—	0.0
Caa and Lower	(2)	4	3.2	(1)	4	4.0
Total	$(4)	$1,869	4.1	$38	$1,724	4.1
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
September 30, 2022
Derivative assets	$3,803	$(2,172)	$(1,521)	$110	$(28)	$82
Derivative liabilities	$4,744	$(2,172)	$(4)	$2,568	$(2,566)	$2
December 31, 2021
Derivative assets	$3,113	$(1,155)	$(1,480)	$478	$(413)	$65
Derivative liabilities	$1,632	$(1,155)	$—	$477	$(477)	$—
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	September 30, 2022	December 31, 2021
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$2,572	$477
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$4,583	$839
_______________
(1)After taking into consideration the existence of netting agreements.
(2)Substantially all of the Company’s collateral arrangements provide for daily posting of collateral for the full value of the derivative contract. As a result, if the credit-contingent provisions of derivative contracts in a net liability position were triggered, minimal additional assets would be required to be posted as collateral or needed to settle the instruments immediately. Additionally, the Company is required to pledge initial margin for certain new over-the-counter (“OTC”) bilateral contracts between two counterparties (“OTC-bilateral”) derivative transactions to third party custodians.

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

	September 30, 2022
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$30,625	$1,038	$31,663
Foreign corporate	—	9,541	517	10,058
RMBS	—	7,795	27	7,822
U.S. government and agency	3,886	4,394	—	8,280
CMBS	—	6,523	19	6,542
State and political subdivision	—	3,772	—	3,772
ABS	—	4,906	293	5,199
Foreign government	—	1,048	35	1,083
Total fixed maturity securities	3,886	68,604	1,929	74,419
Equity securities	11	36	28	75
Short-term investments	169	109	—	278
Derivative assets: (1)
Interest rate	—	419	—	419
Foreign currency exchange rate	—	1,026	51	1,077
Credit	—	1	6	7
Equity market	—	2,211	9	2,220
Total derivative assets	—	3,657	66	3,723
Embedded derivatives within asset host contracts (2)	—	—	129	129
Separate account assets	39	76,028	—	76,067
Total assets	$4,105	$148,434	$2,152	$154,691
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$2,817	$—	$2,817
Foreign currency exchange rate	—	14	—	14
Credit	—	8	3	11
Equity market	—	1,869	1	1,870
Total derivative liabilities	—	4,708	4	4,712
Embedded derivatives within liability host contracts (2)	—	—	4,277	4,277
Total liabilities	$—	$4,708	$4,281	$8,989

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2022.
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
Derivatives
Derivatives are financial instruments with values derived from interest rates, foreign currency exchange rates, credit spreads and/or other financial indices. Derivatives may be exchange-traded or contracted in the OTC market. Certain of the Company’s OTC derivatives are cleared and settled through central clearing counterparties (“OTC-cleared”), while others are OTC-bilateral.
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

					September 30, 2022			December 31, 2021			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.03%	-	12.62%	0.03%	-	12.62%	Decrease (1)
			•	Lapse rates	0.30%	-	14.50%	0.30%	-	14.50%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.46%	-	22.01%	16.44%	-	22.16%	Increase (5)
			•	Nonperformance risk spread	0.00%	-	2.23%	(0.38)%	-	1.49%	Decrease (6)
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
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended September 30, 2022
Balance, beginning of period	$1,710	$345	$40	$27	$—	$38	$(4,667)	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	1	—	3	700	—
Total realized/unrealized gains (losses) included in AOCI	(108)	(11)	(4)	—	—	21	—	—
Purchases (7)	278	125	—	—	—	—	—	—
Sales (7)	(22)	(1)	(1)	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(181)	—
Transfers into Level 3 (8)	16	19	—	—	—	—	—	—
Transfers out of Level 3 (8)	(319)	(138)	—	—	—	—	—	—
Balance, end of period	$1,555	$339	$35	$28	$—	$62	$(4,148)	$—
Three Months Ended September 30, 2021
Balance, beginning of period	$877	$217	$12	$3	$—	$20	$(8,053)	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	1	—	—	—	—	(6)	78	—
Total realized/unrealized gains (losses) included in AOCI	(8)	(1)	—	—	—	3	—	—
Purchases (7)	304	195	—	—	—	22	—	—
Sales (7)	(14)	(5)	—	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	46	—
Transfers into Level 3 (8)	223	8	—	—	—	—	—	—
Transfers out of Level 3 (8)	(94)	(149)	(12)	—	—	—	—	—
Balance, end of period	$1,289	$265	$—	$3	$—	$39	$(7,929)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2022(9)	$—	$—	$—	$1	$—	$3	$596	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at September 30, 2022 (9)	$(109)	$(11)	$(4)	$—	$—	$21	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (9)	$—	$—	$—	$—	$—	$(5)	$261	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at September 30, 2021 (9)	$(8)	$—	$—	$—	$—	$3	$—	$—

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Nine Months Ended September 30, 2022
Balance, beginning of period	$1,399	$220	$26	$13	$2	$36	$(8,614)	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(6)	—	—	1	—	(11)	4,686	—
Total realized/unrealized gains (losses) included in AOCI	(286)	(23)	(13)	—	—	36	—	—
Purchases (7)	760	230	5	14	—	1	—	—
Sales (7)	(159)	(12)	(2)	—	(2)	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(220)	—
Transfers into Level 3 (8)	31	25	19	—	—	—	—	—
Transfers out of Level 3 (8)	(184)	(101)	—	—	—	—	—	—
Balance, end of period	$1,555	$339	$35	$28	$—	$62	$(4,148)	$—
Nine Months Ended September 30, 2021
Balance, beginning of period	$684	$67	$—	$3	$—	$2	$(7,301)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	—	—	10	(418)	—
Total realized/unrealized gains (losses) included in AOCI	(9)	—	—	—	—	12	—	—
Purchases (7)	694	239	—	—	—	20	—	—
Sales (7)	(53)	(21)	—	—	—	(6)	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(210)	—
Transfers into Level 3 (8)	175	14	—	—	—	—	—	—
Transfers out of Level 3 (8)	(202)	(34)	—	—	—	1	—	(3)
Balance, end of period	$1,289	$265	$—	$3	$—	$39	$(7,929)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2022 (9)	$—	$—	$—	$1	$—	$(4)	$4,676	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at September 30, 2022 (9)	$(288)	$(23)	$(13)	$—	$—	$36	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (9)	$—	$—	$—	$—	$—	$(3)	$(215)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at September 30, 2021 (9)	$(9)	$1	$—	$—	$—	$12	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,030	$—	$—	$19,899	$19,899
Policy loans	$886	$—	$470	$450	$920
Other invested assets	$316	$—	$176	$140	$316
Premiums, reinsurance and other receivables	$4,798	$—	$115	$4,893	$5,008
Liabilities
Policyholder account balances	$29,394	$—	$—	$28,526	$28,526
Short-term debt	$125	$—	$—	$125	$125
Long-term debt	$839	$—	$29	$678	$707
Other liabilities	$1,140	$—	$329	$811	$1,140
Separate account liabilities	$989	$—	$989	$—	$989

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
On May 16, 2022, BH Holdings issued a $125 million promissory note to Brighthouse Life Insurance Company and Brighthouse Life Insurance Company of NY issued a $125 million promissory note to BH Holdings (the “May 2022 Promissory Notes”), in which both notes bore interest at a fixed rate of 2.5363%. Upon maturity on August 16, 2022, the May 2022 Promissory Notes were replaced by two new promissory notes that bear interest at a fixed rate of 4.0466% and mature on November 16, 2022.
8. Equity
Capital Contribution
During the second quarter of 2022, Brighthouse Life Insurance Company paid a cash capital contribution of $100 million to Brighthouse Life Insurance Company of NY.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at June 30, 2022	$(3,445)	$469	$(33)	$(3,009)
OCI before reclassifications	(4,715)	331	(24)	(4,408)
Deferred income tax benefit (expense) (2)	1,064	(143)	6	927
AOCI before reclassifications, net of income tax	(7,096)	657	(51)	(6,490)
Amounts reclassified from AOCI	45	(9)	—	36
Deferred income tax benefit (expense) (2)	(10)	2	—	(8)
Amounts reclassified from AOCI, net of income tax	35	(7)	—	28
Balance at September 30, 2022	$(7,061)	$650	$(51)	$(6,462)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

	Three Months Ended September 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at June 30, 2021	$4,187	$138	$(13)	$4,312
OCI before reclassifications	(462)	102	9	(351)
Deferred income tax benefit (expense) (2)	96	(21)	(1)	74
AOCI before reclassifications, net of income tax	3,821	219	(5)	4,035
Amounts reclassified from AOCI	(2)	—	—	(2)
Deferred income tax benefit (expense) (2)	1	—	—	1
Amounts reclassified from AOCI, net of income tax	(1)	—	—	(1)
Balance at September 30, 2021	$3,820	$219	$(5)	$4,034

	Nine Months Ended September 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2021	$3,675	$233	$(7)	$3,901
OCI before reclassifications	(13,806)	613	(56)	(13,249)
Deferred income tax benefit (expense) (2)	2,954	(183)	12	2,783
AOCI before reclassifications, net of income tax	(7,177)	663	(51)	(6,565)
Amounts reclassified from AOCI	147	(16)	—	131
Deferred income tax benefit (expense) (2)	(31)	3	—	(28)
Amounts reclassified from AOCI, net of income tax	116	(13)	—	103
Balance at September 30, 2022	$(7,061)	$650	$(51)	$(6,462)

	Nine Months Ended September 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2020	$5,321	$108	$(8)	$5,421
OCI before reclassifications	(1,915)	149	3	(1,763)
Deferred income tax benefit (expense) (2)	401	(31)	—	370
AOCI before reclassifications, net of income tax	3,807	226	(5)	4,028
Amounts reclassified from AOCI	16	(9)	—	7
Deferred income tax benefit (expense) (2)	(3)	2	—	(1)
Amounts reclassified from AOCI, net of income tax	13	(7)	—	6
Balance at September 30, 2021	$3,820	$219	$(5)	$4,034
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(36)	$2	$(133)	$(14)	Net investment gains (losses)
Net unrealized investment gains (losses)	(9)	—	(14)	(2)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(45)	2	(147)	(16)
Income tax (expense) benefit	10	(1)	31	3
Net unrealized investment gains (losses), net of income tax	(35)	1	(116)	(13)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	—	4	1	Net derivative gains (losses)
Interest rate swaps	1	1	3	3	Net investment income
Foreign currency swaps	8	(1)	9	5	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	9	—	16	9
Income tax (expense) benefit	(2)	—	(3)	(2)
Gains (losses) on cash flow hedges, net of income tax	7	—	13	7
Total reclassifications, net of income tax	$(28)	$1	$(103)	$(6)
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
Other revenues consisted primarily of 12b-1 fees of $53 million and $168 million for the three months and nine months ended September 30, 2022, respectively, and $67 million and $198 million for the three months and nine months ended September 30, 2021, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Compensation	$85	$92	$247	$266
Contracted services and other labor costs	65	60	175	175
Transition services agreements	15	30	42	89
Establishment costs	20	24	45	68
Premium and other taxes, licenses and fees	12	11	37	35
Volume related costs, excluding compensation, net of DAC capitalization	122	149	349	477
Interest expense on debt	18	17	51	50
Other	70	52	332	164
Total other expenses	$407	$435	$1,278	$1,324
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2022.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of September 30, 2022, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
As of September 30, 2022, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $125 million, which are primarily associated with the reinsurance-related matters described above. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss. During the second quarter of 2022, the Company settled a reinsurance-related matter with a third party for $140 million, which is reported in other expenses.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $439 million and $719 million at September 30, 2022 and December 31, 2021, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $2.2 billion and $2.3 billion at September 30, 2022 and December 31, 2021, respectively.

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
The Company’s recorded liabilities were $1 million at both September 30, 2022 and December 31, 2021 for indemnities, guarantees and commitments.
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
Information regarding the significant effects of assumed reinsurance with New England Life Insurance Company (“NELICO”), an affiliate, included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Premiums	$2	$—	$2	$2
Universal life and investment-type product policy fees	$1	$2	$4	$5
Other revenues	$—	$—	$1	$1
Policyholder benefits and claims	$18	$7	$47	$18
Other expenses	$(5)	$(8)	$(17)	$(21)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)

Information regarding the significant effects of assumed reinsurance with NELICO included on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2022	December 31, 2021
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$30	$26
Liabilities
Future policy benefits	$138	$119
Policyholder account balances	$312	$427
Other policy-related balances	$12	$9
Other liabilities	$25	$26
The Company assumes risks from NELICO related to guaranteed minimum benefits written directly by the cedent. The assumed reinsurance agreements contain embedded derivatives and changes in the estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $312 million and $427 million at September 30, 2022 and December 31, 2021, respectively. Net derivative gains (losses) associated with the embedded derivatives were $11 million and $116 million for the three months and nine months ended September 30, 2022, respectively, and $2 million and $128 million for the three months and nine months ended September 30, 2021, respectively.
Shared Services and Overhead Allocations
Brighthouse Services, LLC, an affiliate, currently provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $47 million and $149 million for the three months and nine months ended September 30, 2022, respectively, and $60 million and $176 million for the three months and nine months ended September 30, 2021, respectively. Costs incurred under these arrangements were $246 million and $671 million for the three months and nine months ended September 30, 2022, respectively, and $252 million and $736 million for the three months and nine months ended September 30, 2021, respectively, and were recorded in other expenses.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($160) million and ($182) million at September 30, 2022 and December 31, 2021, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $44 million and $143 million for the three months and nine months ended September 30, 2022, respectively, and $57 million and $168 million for the three months and nine months ended September 30, 2021, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $240 million and $696 million for the three months and nine months ended September 30, 2022, respectively, and $254 million and $741 million for the three months and nine months ended September 30, 2021, respectively. The Company also had related party fee income receivables of $14 million and $19 million at September 30, 2022 and December 31, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “BLIC,” the “Company,” “we,” “our” and “us” refer to Brighthouse Life Insurance Company and its subsidiaries, and “Brighthouse Life Insurance Company” refers solely to Brighthouse Life Insurance Company and not to any of its subsidiaries. Brighthouse Life Insurance Company is an indirect wholly-owned subsidiary of Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial”). This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2022 (the “2021 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “First Quarter Form 10-Q”) filed with the SEC on May 11, 2022; (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the “Second Quarter Form 10-Q” and, together with the First Quarter Form 10-Q, the “Quarterly Reports”) filed with the SEC on August 8, 2022; and (v) our current reports on Form 8-K filed in 2022.
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
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Stressed conditions, volatility and disruptions in the capital markets or financial asset classes can have an adverse effect on us. Equity market performance can affect our profitability for variable annuities and other separate account products as a result of the effects it has on product demand, revenues, expenses, reserves and our risk management effectiveness. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the profitability for variable annuities and the demand for, and the profitability of, spread-based products such as fixed annuities, index-linked annuities and universal life insurance. Low interest rates and risk premium, including credit spread, affect new money rates on invested assets and the cost of product guarantees. Insurance premium growth and demand for our products is impacted by the general health of U.S. economic activity. A sustained or material increase in inflation could also affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Interest rates have increased and may continue to increase due to central bank policy responses to combat inflation, which may positively impact our business in certain respects, but could also increase the risk of a recession or an equity market downturn and could negatively impact various portions of our business, including our investment portfolio. Inflation also increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability if such costs cannot be passed through to policyholders in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity and inhibit revenue growth.
We continue to closely monitor political and economic conditions that might contribute to market volatility and its impact on our business operations, investment portfolio and derivatives, such as global inflation, supply chain disruptions, the Russia-Ukraine conflict and the COVID-19 pandemic. See “Risk Factors — Economic Environment and Capital Markets-Related Risks,” “Risk Factors — Investments-Related Risks” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” included in our 2021 Annual Report for a detailed discussion of financial and economic impacts on our business, including the potential impacts of interest rate risk and inflation risk on our investments and overall business.
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
Federal Tax Reform
On August 16, 2022, the Inflation Reduction Act was signed into law by President Biden. The Inflation Reduction Act establishes a 15% corporate alternative minimum tax (“CAMT”) effective for tax years beginning after December 31, 2022 for controlled groups whose average annual adjusted financial statement income for any consecutive three-tax year period ending after December 31, 2021 and preceding the tax year exceeds $1 billion.
The U.S. Department of Treasury is expected to issue further guidance regarding the CAMT. Accordingly, the Company is currently unable to assess the applicability of the CAMT or the potential impact the CAMT may have on the Company’s financial statements. It is possible that the CAMT could result in an additional tax liability over the regular federal corporate tax liability in a given year based on differences between book and taxable income (including as a result of temporary differences). The CAMT could result in our incurring materially higher federal income taxes.
New York Regulation 47
In August 2022, the New York Department of Financial Services (“NYDFS”) amended Insurance Regulation 47 (as amended, “Regulation 47”), which implemented new requirements for certain annuity products. Certain sections of Regulation 47 will be effective as of January 1, 2023, with the remainder effective January 1, 2024. The regulation is likely to open the New York market to new competitors and will impact some components of our current product designs. We continue to assess the impact of these new factors on our sales in New York. See “Risk Factors — Risks Related to our Business — Factors affecting our competitiveness may adversely affect our market share or profitability” and “Risk Factors — Risks Related to our Business — Brighthouse Financial may experience difficulty in marketing and distributing products through our distribution channels” in our 2021 Annual Report.
New York Regulation 187
In July 2018, the NYDFS amended Insurance Regulation 187 (as amended, “Regulation 187”), adopting a “best interest” standard for the sale of annuities and life insurance products in New York. Regulation 187 generally requires that an insurance producer or insurer consider only a consumer’s best interest, and not the financial interests of the producer or insurer, in making a recommendation as to which life insurance or annuity product a consumer should purchase. In addition, Regulation 187 imposes a best interest standard on consumer in-force transactions. We have assessed the impact to our annuity and life insurance businesses and have adopted certain changes to promote compliance with the provisions by their respective effective dates. On April 29, 2021, the Appellate Division of the New York State Supreme Court overturned the amendment to Regulation 187 for being unconstitutionally vague, and the NYDFS filed an appeal to the New York Court of Appeals on May 27, 2021. On October 20, 2022, the New York Court of Appeals held that the amendment to Regulation 187 is constitutional, which leaves Regulation 187 in effect.

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

Results of Operations
Annual Actuarial Review
We typically conduct our annual actuarial review (“AAR”) in the third quarter of each year. As a result of the 2022 AAR, we increased the long-term general account earned rate, driven by an increase in our mean reversion rate from 3.00% to 3.50%, which had the largest impact on our universal life with secondary guarantees (“ULSG”) business. For our variable annuity business, in addition to the update in the long-term general account earned rate, we updated fund allocations, market volatility and maintenance expenses, as well as assumptions regarding policyholder behavior, including mortality, lapses and withdrawals. For our life business, in addition to the update in the long-term general account earned rate, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses, withdrawals, as well as maintenance expenses.
Consolidated Results for the Nine Months Ended September 30, 2022 and 2021
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Revenues
Premiums	$482	$526
Universal life and investment-type product policy fees	1,953	2,240
Net investment income	3,036	3,629
Other revenues	326	262
Net investment gains (losses)	(171)	(37)
Net derivative gains (losses)	1,909	(2,049)
Total revenues	7,535	4,571
Expenses
Policyholder benefits and claims	3,212	2,420
Interest credited to policyholder account balances	1,019	978
Capitalization of DAC	(328)	(360)
Amortization of DAC and VOBA	888	(14)
Interest expense on debt	51	50
Other expenses	1,555	1,634
Total expenses	6,397	4,708
Income (loss) before provision for income tax	1,138	(137)
Provision for income tax expense (benefit)	188	(68)
Net income (loss)	950	(69)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$949	$(70)

The components of net income (loss) were as follows:

	Nine Months Ended September 30,
	2022	2021
	(In millions)
GMLB Riders	$2,261	$(1,412)
Other derivative instruments	(1,453)	(407)
Net investment gains (losses)	(171)	(37)
Other adjustments	72	19
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	428	1,699
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	1,137	(138)
Provision for income tax expense (benefit)	188	(68)
Net income (loss) attributable to Brighthouse Life Insurance Company	$949	$(70)
Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021
Income before provision for income tax was $1.1 billion ($949 million, net of income tax), an increase of $1.3 billion ($1.0 billion, net of income tax) from a loss before provision for income tax of $138 million ($70 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following favorable item:
•gains from guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”), see “— GMLB Riders for the Nine Months Ended September 30, 2022 and 2021.”
The increase in income before provision for income tax was partially offset by the following unfavorable items:
•lower pre-tax adjusted earnings, as discussed in greater detail below;
•the unfavorable impact of long-term benchmark interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term benchmark interest rate increased more in the current period than in the prior period; and
•net investment losses reflecting higher current period net losses on sales of fixed maturity securities, as well as net losses on limited partnerships and limited liability companies (“LLC”) and net mark-to-market losses on equity securities compared to prior period net gains.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 17% in the current period compared to 50% in the prior period. The decrease in the effective tax rate was driven by lower pre-tax adjusted earnings, as discussed in greater detail below. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings was as follows:

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$949	$(70)
Add: Provision for income tax expense (benefit)	188	(68)
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	1,137	(138)
Less: GMLB Riders	2,261	(1,412)
Less: Other derivative instruments	(1,453)	(407)
Less: Net investment gains (losses)	(171)	(37)
Less: Other adjustments	72	19
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	428	1,699
Less: Provision for income tax expense (benefit)	39	316
Adjusted earnings	$389	$1,383
Consolidated Results for the Nine Months Ended September 30, 2022 and 2021 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Fee income	$2,103	$2,321
Net investment spread	1,538	2,137
Insurance-related activities	(1,664)	(1,301)
Amortization of DAC and VOBA	(270)	(133)
Other expenses, net of DAC capitalization	(1,278)	(1,324)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	428	1,699
Provision for income tax expense (benefit)	39	316
Adjusted earnings	$389	$1,383
Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021
Adjusted earnings were $389 million in the current period, a decrease of $994 million.
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
◦higher paid claims, net of reinsurance, in our annuities, run-off and life businesses;
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion in our life business; and
◦higher liabilities in our ULSG business from the impact of new reinsurance agreements entered into in the current period;
partially offset by
◦a net decrease in liability balances resulting primarily from changes in policyholder behavior and capital markets assumptions, as well as model refinements made in connection with the AAR in our run-off and annuities businesses;
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion in our run-off business; and
◦an adjustment in the current period related to actuarial model refinements in corporate & other;
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
◦an unfavorable impact resulting primarily from changes in policyholder behavior and capital markets assumptions, as well as model refinements made in connection with the AAR in our life and annuities businesses; and
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion in our annuities business;
partially offset by
◦an adjustment in the current period related to actuarial model refinements in corporate & other.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 9% in the current period compared to 19% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

GMLB Riders for the Nine Months Ended September 30, 2022 and 2021
The overall impact on income (loss) before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets, was as follows:

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Liabilities	$3,576	$(875)
Hedges	(1,276)	(1,216)
Ceded reinsurance	(58)	(76)
Fees (1)	620	610
GMLB DAC	(601)	145
Total GMLB Riders	$2,261	$(1,412)
______________
(1)Excludes living benefit fees, included as a component of adjusted earnings, of $39 million and $45 million for the nine months ended September 30, 2022 and 2021, respectively.
Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021
Comparative results from GMLB Riders were favorable by $3.7 billion, primarily driven by:
•favorable changes to the estimated fair value of embedded derivative liabilities associated with Shield Level Annuities (“Shield liabilities”);
partially offset by
•unfavorable changes to the estimated fair value of variable annuity liability reserves;
•unfavorable changes to GMLB DAC; and
•unfavorable changes to the estimated fair value of our GMLB hedges.
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
There was a favorable change in the adjustment for nonperformance risk in the current period.

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
Funding Agreement-Backed Notes Program
In April 2021, Brighthouse Life Insurance Company established a funding agreement-backed notes program (the “FABN Program”), pursuant to which Brighthouse Life Insurance Company may issue funding agreements to a special purpose statutory trust for spread lending purposes. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABN Program was increased from $5.0 billion to $7.0 billion in August 2022. Activity related to these funding agreements is reported in Corporate & Other.
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
Farmer Mac Funding Agreements
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”) pursuant to which the parties may enter into funding agreements either (i) for spread lending purposes or (ii) to provide additional liquidity. In September 2022, Brighthouse Life Insurance Company amended this program to (i) extend the term from December 31, 2023 to December 1, 2026 and (ii) increase the maximum aggregate principal amount permitted to be outstanding from $500 million to $750 million. Activity related to these funding agreements is reported in Corporate & Other.

Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Nine Months Ended September 30,
	September 30, 2022	December 31, 2021	2022	2021	2022	2021
	(In millions)
FABCP Program	$1,718	$1,848	$8,980	$1,989	$9,110	$326
FABN Program	3,450	2,900	550	2,400	—	—
FHLB Funding Agreements	3,750	900	5,350	951	2,500	351
Farmer Mac Funding Agreements	500	125	400	25	25	—
Total	$9,418	$5,773	$15,280	$5,365	$11,635	$677
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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2022.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements, as a subsidiary of Brighthouse Financial, Inc. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: November 10, 2022