Form 10-K
period 2022-12-31
BRIGHTHOUSE LIFE INSURANCE Co
filed 2023-03-01
CIK 733076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 1, 2023, 3,000 shares of the registrant’s common stock were outstanding, all of which were owned indirectly by Brighthouse Financial, Inc.
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
•material differences between actual outcomes and the sensitivities calculated under certain scenarios that we may utilize in connection with our variable annuity risk management strategies;
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
•Brighthouse Life Insurance Company’s ability to pay dividends, as well as the ability of its subsidiaries to pay dividends or distributions to Brighthouse Life Insurance Company;

•the risks associated with climate change;
•the adverse impact of public health crises, extreme mortality events or similar occurrences on our business and the economy in general;
•the impact of adverse capital and credit market conditions, including with respect to our ability to meet liquidity needs and access capital;
•the impact of economic conditions in the capital markets and the U.S. and global economy, as well as geopolitical events, military actions or catastrophic events, on our profitability measures as well as our investment portfolio, including on realized and unrealized losses and impairments, net investment spread and net investment income;
•the financial risks that our investment portfolio is subject to, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control;
•the impact of changes in regulation and in supervisory and enforcement policies or interpretations thereof on our insurance business or other operations;
•the potential material negative tax impact of potential future tax legislation that could make some of our products less attractive to consumers or increase our tax liability;
•the effectiveness of our policies, procedures and processes in managing risk;
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
We have historically reinsured the mortality risk on our life insurance policies primarily on an excess of retention basis or on a quota share basis. When we cede risks to a reinsurer on an excess of retention basis we retain the liability up to a contractually specified amount and the reinsurer is responsible for indemnifying us for amounts in excess of the liability we retain, which may be subject to a cap. When we cede risks on a quota share basis, we share a portion of the risk within a contractually specified layer of reinsurance coverage. We reinsure on a facultative basis for risks with specified characteristics. On a case-by-case basis, we may retain up to $20 million per life and reinsure 100% of the risk in excess of the amount we retain. We also reinsure portions of the risk associated with certain whole life policies to a former affiliate and we assume certain term life policies and universal life policies with secondary death benefit guarantees issued by a former affiliate. We routinely evaluate our reinsurance program and may increase or decrease our retention at any time.
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
In addition, a block of long-term care insurance business with reserves of $6.5 billion at December 31, 2022 is reinsured to Genworth Life Insurance Company and Genworth Life Insurance Company of New York (collectively, the “Genworth reinsurers”) who further retroceded this business to Union Fidelity Life Insurance Company (“UFLIC”), an indirect subsidiary of General Electric Company (“GE”). We acquired this block of long-term care insurance business in 2005 when our former parent acquired The Travelers Insurance Company (“Travelers”) from Citigroup, Inc. (“Citigroup”). Prior to the acquisition, Travelers agreed to reinsure a 90% quota share of its long-term care business to certain affiliates of GE, which following a spin-off became part of Genworth, and subsequently agreed to reinsure the remaining 10% quota share of such long-term care insurance business. The Genworth reinsurers established trust accounts for our benefit to secure their obligations under such arrangements requiring that they maintain qualifying collateral with an aggregate fair market value equal to at least 102% of the statutory reserves attributable to the long-term care business. Additionally, Citigroup agreed to indemnify us for losses and certain other payment obligations we might incur with respect to this block of reinsured long-term care insurance business. The most currently available financial strength rating for each of the Genworth reinsurers is C++ from A.M. Best, and Citigroup’s credit ratings are A3 from Moody’s and BBB+ from S&P. In February 2021, we received a demand for arbitration from the Genworth reinsurers seeking authorization to withdraw certain amounts from the trust accounts. In August 2022, we participated in an arbitration hearing with the Genworth reinsurers, and a decision has not yet been issued by the arbitration panel.
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
Affiliated Reinsurance
We enter into reserve financing and other transactions involving the assumption and cession of insurance risks with affiliated reinsurers and ceding companies (“Affiliated Reinsurance”). Affiliated reinsurance companies are affiliated insurance companies licensed under specific provisions of insurance law of their respective jurisdictions, such as the Special Purpose Financial Captive law adopted by several states, including Delaware.
Brighthouse Reinsurance Company of Delaware (“BRCD”), our reinsurance subsidiary, was formed to manage our capital and risk exposures and to support our term life insurance and ULSG businesses through the use of affiliated reinsurance arrangements and related reserve financing. BRCD is capitalized with cash and invested assets, including funds withheld, at a level we believe to be sufficient to satisfy its future cash obligations under a variety of scenarios, including a permanent level yield curve and interest rates at lower levels, consistent with National Association of Insurance Commissioners (“NAIC”) cash flow testing scenarios. BRCD utilizes reserve financing to cover the difference between the sum of the fully required statutory assets (i.e., NAIC Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”) and NAIC Actuarial Guideline 38 (“Guideline AXXX”) reserves) and the target margins less cash, invested assets and funds withheld, on BRCD’s statutory statements. BRCD’s admitted deferred tax asset could also serve to reduce the amount of funding required on a statutory basis under BRCD’s reserve financing. See Notes 9 and 10 of the Notes to the Consolidated Financial Statements for additional information regarding BRCD’s reserve financing.
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
Catastrophe Coverage
We have exposure to catastrophes which could contribute to significant fluctuations in our results of operations. We use excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks. See “Risk Factors — Risks Related to Our Business — Public health crises, extreme mortality events or similar occurrences may adversely impact our business, financial condition, or results of operations, as well as the economy in general.”
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
The extent of such regulation varies, but most jurisdictions have laws and regulations governing certain financial aspects of insurers and the administration and design of their respective products, as well as the business conduct of insurers and distributors. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:
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
•adopting and enforcing replacement, best interest, or suitability standards with respect to the sale of annuities and other insurance products;
•approving changes in control of insurance companies;
•restricting the payment of dividends to affiliates, as well as certain other transactions between affiliates; and
•regulating the types, amounts and valuation of investments.

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
The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Brighthouse Life Insurance Company and BHNY are subject to RBC requirements and other minimum statutory capital and surplus requirements imposed under the laws of Delaware and New York, respectively. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated for NAIC reporting purposes on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk, including equity, interest rate and expense recovery risks associated with variable annuities that contain guaranteed minimum death and living benefits. The RBC framework is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. See “Risk Factors — Regulatory and Legal Risks — A decrease in the RBC ratio of Brighthouse Life Insurance Company and BHNY (as a result of a reduction in statutory capital and surplus or an increase in the required RBC capital charges), or a change in the rating agency proprietary capital models, could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations” and Note 10 of the Notes to the Consolidated Financial Statements.
In August 2022, the NAIC adopted changes to the RBC factors for life insurance contracts. These changes became effective on December 31, 2022, and they have not had a material impact on our combined RBC ratio.
In June 2021, the NAIC adopted changes to the RBC factors for bonds and real estate and created a new set of RBC charges for longevity risk. These changes became effective on December 31, 2021, and they have not had a material impact on our combined RBC ratio.
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
In August 2018, the NAIC adopted the framework for variable annuity reserve and capital reform (“VA Reform”). The revisions, which have resulted in substantial changes in reserves, statutory surplus and capital requirements, were designed to mitigate the incentive for insurers to engage in captive reinsurance transactions by making improvements to Actuarial Guideline 43 and the Life Risk Based Capital C3 Phase II capital requirements. VA Reform is intended to (i) mitigate the asset liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) remove the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitate greater harmonization across insurers and their products for greater comparability. VA Reform became effective as of January 1, 2020, with early adoption permitted as of December 31, 2019. Brighthouse Financial elected to early adopt the changes effective December 31, 2019. Further changes to this framework, including changes resulting from work currently underway by the NAIC to find a suitable replacement for the Economic Scenario Generators developed by the American Academy of Actuaries, could negatively impact our statutory surplus and required capital.
See “Risk Factors — Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies or interpretations thereof may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
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
For a discussion of dividend restrictions pursuant to the Delaware Insurance Code and the New York insurance laws, as well as the dividend restrictions under BRCD’s plan of operations, see Note 10 of the Notes to the Consolidated Financial Statements.
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
Captive Reinsurer Regulation
During 2014, the NAIC approved a regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions. Among other things, the framework called for more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. In 2014, the NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the ceding insurer’s actuary to opine on the insurer’s reserves and to issue a qualified opinion if the framework is not followed. The requirements of AG 48 are effective in all U.S. states, and such requirements apply to policies issued and new reinsurance transactions entered into on or after January 1, 2015. In 2016, the NAIC adopted a model regulation containing similar substantive requirements to AG 48.
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
Policy and Contract Reserve Adequacy Analysis
Annually, we are required to conduct an analysis of the adequacy of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the contractual obligations and related expenses of the insurance company. The adequacy of the statutory reserves is considered in light of the assets held by the insurer with respect to such reserves and related actuarial items, including, but not limited to, the investment earnings on such assets, and the consideration anticipated to be received and retained under the related policies and contracts. An insurance company may increase reserves in order to submit an opinion without qualification, which is required by the Delaware Department of Insurance and the NYDFS, and we have provided such opinions without qualifications.

Regulation of Investments
Brighthouse Life Insurance Company and BHNY are subject to state laws and regulations that require diversification of investment portfolios and limit the amount of investments that an insurer may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives, and we have internal procedures designed to ensure that our investments comply with such laws and regulations. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments.
NYDFS Insurance Regulation 47
In August 2022, the NYDFS amended Insurance Regulation 47 (as amended, “Regulation 47”), which implemented new requirements for certain annuity products. Certain sections of Regulation 47 became effective as of January 1, 2023, and the remainder will become effective January 1, 2024. The regulation is likely to open the New York market to new competitors and has impacted some components of our current product designs. We continue to assess the impact of these new factors on our sales in New York. See “Risk Factors — Risks Related to our Business — Factors affecting our competitiveness may adversely affect our market share or profitability” and “Risk Factors — Risks Related to our Business — We may experience difficulty in marketing and distributing products through our distribution channels.”
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
Privacy and Cybersecurity Regulation
In the course of our business, we and our distributors collect and maintain customer data, including personally identifiable nonpublic financial and health information. We also collect and handle the personal information of our associates and certain third parties who distribute our products. As a result, we and the third parties who distribute our products are subject to U.S. federal and state privacy laws and regulations, including the Health Insurance Portability and Accountability Act as well as additional regulation, including the laws described below. These laws require that we institute and maintain certain policies and procedures to safeguard this information from improper use or disclosure and that we provide notice of our practices related to the collection and disclosure of such information. Other laws and regulations require us to notify affected individuals and regulators of security breaches.
Congress and many states have enacted privacy and information security laws and regulations that impose compliance obligations applicable to our business, including obligations to protect sensitive personal and creditworthiness information, as well as limitations on the use and sharing of such information. For example, the NYDFS cybersecurity regulation, which became effective in March 2017, requires companies to establish a cybersecurity program. The NYDFS cybersecurity regulation includes specific technical safeguards as well as requirements regarding governance, incident planning, training, data management, system testing and regulator notification in the event of certain cybersecurity events.
In addition, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective in January 2020, affords California residents expanded privacy protections and control over the collection, use and sharing of their personal information. The CCPA requires companies to make certain disclosures to California consumers regarding personal information, among other privacy protective measures. The CCPA’s definition of “personal information” is more expansive than those found in other privacy laws in the United States applicable to us. Failure to comply with the CCPA risks regulatory fines, and the CCPA grants a private right of action and statutory damages for an unauthorized access and exfiltration, theft, or disclosure of certain types of personal information resulting from the Company’s violation of a duty to maintain reasonable security procedures and practices. The CCPA, amended by the California Privacy Rights Act (the “CPRA”), effective as of January 1, 2023, requires additional investment in compliance programs and potential modifications to business processes. Further, the amended CCPA creates a California data protection agency to enforce the statute and will impose new requirements relating to additional consumer rights, data minimization, and other obligations. The California legislature did not extend certain exemptions under the amended CCPA, specifically information collected in employment or business-to-business contexts, and such information therefore is now covered by the CCPA. Enforcement of the CCPA, as amended by the CPRA, will begin on July 1, 2023.

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
All U.S. states, the District of Columbia, and U.S. territories also require entities to provide notification to affected residents and, in certain instances, state regulators, such as state attorneys general or state insurance commissions, in the event of certain security breaches affecting personal information. Also, as noted above, state governments, Congress, and agencies may consider and enact additional legislation or promulgate regulations governing privacy, cybersecurity, and data breach reporting requirements. We cannot predict whether such legislation will be enacted, or what impact, if any, such legislation may have on our business practices, results of operations or financial condition.
Securities, Broker-Dealer and Investment Advisor Regulation
Some of our activities in offering and selling variable insurance products, as well as certain fixed interest rate or index-linked contracts, are subject to extensive regulation under the federal securities laws administered by the SEC or state securities laws. Federal and state securities laws and regulations treat variable insurance products and certain fixed interest rate or index-linked contracts as securities that must be registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), and distributed through broker-dealers registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These registered broker-dealers are also FINRA members; therefore, sales of these registered products are also subject to the requirements of FINRA rules.
We utilize Brighthouse Securities, LLC, an affiliate, to distribute our variable and registered fixed products. Brighthouse Securities, LLC is a FINRA member and a broker-dealer registered with the SEC and applicable state regulators.
We issue variable insurance products through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Each registered separate account is generally divided into subaccounts, each of which invests in an underlying fund which is itself a registered investment company under the Investment Company Act. Our affiliate, Brighthouse Investment Advisers, LLC is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940, and its primary business is to serve as investment advisor to certain of the registered funds that underlie our variable annuity contracts and variable life insurance policies. Certain variable contract separate accounts sponsored by Brighthouse Life Insurance Company and BHNY are exempt from registration under the Securities Act and the Investment Company Act but may be subject to other provisions of the federal securities laws.
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
NYDFS Insurance Regulation 187
In July 2018, the NYDFS amended Insurance Regulation 187 (as amended, “Regulation 187”), adopting a “best interest” standard for the sale of annuities and life insurance products in New York. Regulation 187 generally requires that an insurance producer or insurer consider only a consumer’s best interest, and not the financial interests of the producer or insurer, in making a recommendation as to which life insurance or annuity product a consumer should purchase. In addition, Regulation 187 imposes a best interest standard on consumer in-force transactions. We have assessed the impact to our annuity and life insurance businesses and have adopted certain changes to promote compliance with the provisions by their respective effective dates. In April 2021, the Appellate Division of the New York State Supreme Court overturned the amendment to Regulation 187 for being unconstitutionally vague, and the NYDFS filed an appeal to the New York Court of Appeals in May 2021. On October 20, 2022, the New York Court of Appeals held that the amendment to Regulation 187 is constitutional, which leaves Regulation 187 in effect.
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
Federal Tax Reform
On August 16, 2022, the Inflation Reduction Act was signed into law by President Biden. The Inflation Reduction Act establishes a 15% corporate alternative minimum tax (the “CAMT”) for corporations whose average annual adjusted financial statement income for any consecutive three–tax year period ending after December 31, 2021 and preceding the tax year exceeds $1 billion. The provision is effective for tax years beginning after December 31, 2022.
To date, the Internal Revenue Service has issued only limited guidance on the CAMT and has signaled that additional future guidance with respect to the insurance industry is forthcoming; uncertainty remains regarding the application of and potential adjustments to the CAMT. Accordingly, the company is currently unable to assess the applicability of the CAMT or the potential impact it may have on our financial statements. It is possible that the CAMT could, therefore, result in a materially higher income tax in a given year.
Transition from LIBOR
As a result of concerns about the accuracy of the calculation of the London Inter-Bank Offered Rate (“LIBOR”), in 2017, the United Kingdom Financial Conduct Authority, the current administrator of LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration and the United Kingdom Financial Conduct Authority announced that all LIBOR settings either will cease to be provided by any administrator or will no longer be representative (i) immediately after December 31, 2021, for all non-U.S. dollar (“USD”) LIBOR settings and one-week and two-month USD LIBOR settings and (ii) immediately after June 30, 2023 for the remaining USD LIBOR settings or, if adopted, at such later dates set forth in the FCA Proposal. In connection with the cessation of LIBOR, the Federal Reserve Board (the “Federal Reserve”) began publishing a secured overnight funding rate, which is intended to replace USD LIBOR.
On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law, which provides a statutory mechanism and safe harbor that applies on a nationwide basis to replace LIBOR with a benchmark rate, selected by the Federal Reserve based on a secured overnight funding rate, for certain contracts that reference LIBOR and contain no or insufficient fallback provisions. Substantially all of our agreements referencing LIBOR expiring after June 30, 2023 have been amended to include alternative reference rates. As of December 31, 2022, our remaining exposure to LIBOR was not material.
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
Environmental Considerations
We hold equity interests in companies that may be subject to extensive federal, state and local environmental laws and regulations and related liabilities and, accordingly, could potentially be subject to environmental liabilities. We routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based on information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of properties in our investment portfolio will not have a material adverse effect on our results of operations or financial condition.
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
Competition
Both the annuities and the life insurance markets are very competitive, with many participants and no one company dominating the market for all products. According to the American Council of Life Insurers (Life Insurers Fact Book 2022), the U.S. life insurance industry is made up of 737 companies with sales and operations across the country and U.S. territories. We compete with major, well-established stock and mutual life insurance companies and non-insurance financial services companies (e.g., banks, broker-dealers and asset managers) in all of our product offerings, including certain of our distributors that currently manufacture competing products or may manufacture competing products in the future. Our Annuities segment also faces competition from other financial service providers that focus on retirement products and advice. Our competitive positioning overall is focused on access to distribution channels, product features and financial strength.
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
Risks Related to Our Business
Differences between actual experience and actuarial assumptions may adversely affect our financial results, capitalization and financial condition
Our earnings significantly depend upon the extent to which our actual claims experience and benefit payments on our products are consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such liabilities are established based on actuarial estimates of how much we will need to pay for future benefits and claims. To the extent that actual claims and benefits experience differs from the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities. We make assumptions regarding policyholder behavior at the time of pricing, including regarding the selection and utilization of the guaranteed options inherent within our products, based in part on expected persistency of the products, which change the probability that a policy or contract will remain in-force from one period to the next. Persistency could be adversely affected by a number of factors, including adverse economic conditions, as well as by developments affecting policyholder perception of us, including perceptions arising from adverse publicity or any potential negative rating agency actions. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates (i.e., the percentage of contracts that will utilize the benefit during the contract duration), including the timing of the first withdrawal. Our earnings may vary based on differences between actual and expected benefit utilization. A material increase in the valuation of the liability could result to the extent that emerging and actual experience deviates from these policyholder option utilization assumptions; in certain circumstances this deviation may impair our solvency. We conduct an annual actuarial review (the “AAR”) of the key inputs into our actuarial models that rely on management judgment and update those where we have credible evidence from actual experience, industry data or other relevant sources to ensure our price-setting criteria and reserve valuation practices continue to be appropriate.
Due to the nature of the underlying risks and the uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot precisely determine the amounts which we will ultimately pay to settle these liabilities. Such amounts may vary materially from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements (which change from time to time), the assumptions and models used to establish the liabilities, as well as our actual experience. If the liabilities originally established for future benefit payments and claims prove inadequate, we will be required to increase them.
An increase in our reserves for any of the above reasons, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations and our profitability measures, as well as materially impact our capitalization, Brighthouse Life Insurance Company’s ability to pay dividends, the ability of BHNY or BRCD to pay dividends or distributions to Brighthouse Life Insurance Company and our liquidity. This could in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and, in certain circumstances, ultimately impact our solvency.
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
Additionally, we make assumptions regarding policyholder behavior at the time of pricing, including the selection and utilization of the guaranteed options inherent within our products (e.g., utilization of option to annuitize within a GMIB product). An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder persistency and option utilization assumptions. We review key actuarial assumptions used to record our variable annuity liabilities on an annual basis, including the assumptions regarding policyholder behavior. Changes to assumptions based on our AAR in future years could result in an increase in the liabilities we record for these guarantees.
Furthermore, our Shield Annuities are index-linked annuities with guarantees for a defined amount of equity loss protection and upside participation. If the separate account assets consisting of fixed income securities are insufficient to support the increased liabilities resulting from a period of sustained growth in the equity index on which the product is based, we may be required to fund such separate accounts with additional assets from our general account, where we manage the equity risk as part of our overall variable annuity exposure risk management strategy. To the extent policyholder persistency is different from what we anticipate in a sustained period of equity index growth, it could have an impact on our liquidity.
An increase in our variable annuity guarantee liabilities for any of the above reasons, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations and our profitability measures, as well as materially impact our capitalization, Brighthouse Life Insurance Company’s ability to pay dividends, the ability of BHNY or BRCD to pay dividends or distributions to Brighthouse Life Insurance Company and our liquidity. This could in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and, in certain circumstances, ultimately impact our solvency.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Annual Actuarial Review.”
Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures and may negatively affect our statutory capital
The principal focus of our variable annuity exposure risk management program is to maintain assets supporting our variable annuity contracts at or above the amount needed to support the BHF combined target RBC ratio of 400% to 450% in normal market conditions. Our exposure risk management strategy seeks to mitigate the potential adverse effects of changes in capital markets, specifically equity markets and interest rates. The strategy primarily relies on a hedging strategy using derivative instruments and, to a lesser extent, reinsurance. We utilize a combination of short-term and longer-term derivative instruments to have a laddered maturity of protection and reduce roll-over risk during periods of market disruption or higher volatility.
However, our hedging strategy may not be fully effective. In connection with our exposure risk management program, we may determine to seek the approval of applicable regulatory authorities to permit us to increase our hedge limits consistent with those contemplated by the program. No assurance can be given that any of our requested approvals will be obtained, and, even if obtained, any such approvals may be subject to qualifications, limitations or conditions. If our capital is depleted in the event of persistent market downturns, we may need to replenish it by contributing additional capital, which we may have allocated for other uses, or purchase additional or more expensive hedging protection. Under our hedging strategy, period to period changes in the valuation of our hedges relative to the guarantee liabilities may result in significant volatility in certain of our profitability measures, which could be more significant than has been the case historically, in certain circumstances.
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

The above factors, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations and our profitability measures, as well as materially impact our capitalization, Brighthouse Life Insurance Company’s ability to pay dividends, the ability of BHNY or BRCD to pay dividends or distributions to Brighthouse Life Insurance Company and our liquidity. This could in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and, in certain circumstances, ultimately impact our solvency.
We may not have sufficient assets to meet our future ULSG policyholder obligations, and changes in interest rates may result in net income volatility
The primary market risk associated with our ULSG block is the uncertainty around the future levels of U.S. interest rates and bond yields. To help ensure we have sufficient assets to meet future ULSG policyholder obligations, we have employed an actuarial approach based upon NY Regulation 126 Cash Flow Testing (“ULSG CFT”) to set our ULSG asset requirement target for BRCD, which reinsures the majority of the ULSG business written by Brighthouse Life Insurance Company. For the business retained by Brighthouse Life Insurance Company, we set our ULSG asset requirement target to equal the actuarially determined statutory reserves, which, taken together with our ULSG asset requirement target for BRCD, comprises our total ULSG asset requirement target (“ULSG Target”). Under the ULSG CFT approach, we assume that interest rates remain flat or lower than current levels, and our actuarial assumptions include a provision for adverse deviation. These underlying assumptions used in ULSG CFT include scenarios that are more conservative than those required under accounting principles generally accepted in the United States of America (“GAAP”), which assumes a long-term upward mean reversion of interest rates and best estimate actuarial assumptions without additional provisions for adverse deviation.
We seek to mitigate exposure to interest rate risk associated with these liabilities by holding invested assets and interest rate derivatives to closely match our ULSG Target in different interest rate environments.
Our ULSG Target is sensitive to the actual and future expected level of long-term U.S. interest rates. If interest rates fall, our ULSG Target will likely increase, and conversely, if interest rates rise, our ULSG Target will likely decline. As part of our macro interest rate hedging program, we use interest rate swaps, swaptions and interest rate forwards to protect our statutory capitalization from increases in the ULSG Target in lower interest rate environments. This risk mitigation strategy may negatively impact our GAAP stockholder’s equity and net income when interest rates rise and our ULSG Target likely declines, since our reported ULSG liabilities under GAAP are largely insensitive to actual fluctuations in interest rates. The ULSG liabilities under GAAP reflect changes in interest rates only when we revise our long-term assumptions due to sustained changes in the market interest rates, such as when we increased our mean reversion rate from 3.00% to 3.50% in the third quarter of 2022 following our AAR.
Our interest rate derivative instruments may not effectively offset the costs of our ULSG policyholder obligations or may otherwise be insufficient. In addition, this risk mitigation strategy may fail to adequately cover a scenario under which our obligations are higher than projected and may be required to sell investments to cover these increased obligations. If our liquid investments are depleted, we may need to sell higher-yielding, less liquid assets or take other actions, including utilizing contingent liquidity sources or raising capital. The above factors, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations, or our profitability measures, as well as materially impact our capitalization, Brighthouse Life Insurance Company’s ability to pay dividends, the ability of BHNY or BRCD to pay dividends or distributions to Brighthouse Life Insurance Company and our liquidity. This could in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and in certain circumstances could ultimately impact our solvency.
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
The FASB issued an accounting standards update (“ASU”) in August 2018 that will result in significant changes to the accounting for long-duration insurance contracts (“LDTI”). LDTI became effective as of January 1, 2023. LDTI is expected to have a significant impact on the Company’s financial statements, including total stockholder’s equity, as all of our variable annuity guarantees will be considered market risk benefits and measured at fair value, whereas today a significant amount of our variable annuity guarantees are classified as insurance liabilities. Such financial statement impacts will be highly dependent on market conditions, especially interest rates, and they could change the pattern of the Company’s earnings. In addition, LDTI could have a material adverse effect on our leverage ratios and other rating agency metrics, which could also adversely impact our financial strength ratings and our ability to incur new indebtedness or refinance our existing indebtedness. See “— A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” as well as Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the estimated impacts of LDTI.
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
•limiting our access to capital markets or other contingent funding sources; and
•potentially increasing our cost of capital, which could adversely affect our liquidity.
Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. The credit rating agencies also evaluate the insurance industry as a whole and may change our financial strength rating based on their overall view of our industry. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Rating Agencies” for additional information regarding our financial strength ratings, including current ratings and outlooks.
An inability to access credit facilities could result in a reduction in our liquidity and lead to downgrades in Brighthouse Financial’s credit ratings and our financial strength ratings
Brighthouse Financial had $3.2 billion of total long-term consolidated indebtedness outstanding at December 31, 2022, consisting of debt securities issued to its investors. BHF also has a $1.0 billion senior unsecured revolving credit facility maturing April 15, 2027 (the “Revolving Credit Facility”). The right to borrow funds under the Revolving Credit Facility is subject to the fulfillment of certain conditions, including compliance with all covenants. Failure to comply with the covenants in the Revolving Credit Facility or to fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments in the amounts provided for under the terms of the Revolving Credit Facility (whether due to insolvency, illiquidity or other reasons), would restrict BHF’s ability to access the Revolving Credit Facility when needed and, consequently, could have a material adverse effect on our financial condition, results of operations and liquidity.
Reinsurance may not be available, affordable or adequate to protect us against losses
As part of our overall risk management strategy, Brighthouse Life Insurance Company and BHNY may purchase reinsurance from third-party reinsurers for certain risks we underwrite. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. The premium rates and other fees that we charge for our products are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not. We have faced a number of rate increase actions on in-force business in recent years and may face additional increases in the future. There can be no assurance that the outcome of any future rate increase actions would not have a material effect on our financial condition and results of operations. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing the reinsured business, which would result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in an increase in the amount of risk that we retain with respect to those policies we issue. See “Business — Reinsurance Activity.”
If the counterparties to our reinsurance or indemnification arrangements or to the derivatives we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations
We use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance, indemnification and derivatives do not relieve us of our direct liability to our policyholders, even when a third party is liable to us. Accordingly, we bear credit risk with respect to our reinsurers, indemnitors, counterparties and central clearinghouses. A reinsurer’s, indemnitor’s, counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivatives agreements with us or inability or unwillingness to return collateral could have a material adverse effect on our financial condition and results of operations.
We cede a large block of long-term care insurance business to certain affiliates of Genworth, which results in a significant concentration of reinsurance risk. The Genworth reinsurers’ obligations to us are secured by trust accounts and Citigroup has agreed to indemnify us for losses and certain other payment obligations we might incur with respect to this business. Notwithstanding these arrangements, if the Genworth reinsurers become insolvent and the amounts in the trust accounts are insufficient to pay their obligations to us, it could have a material adverse effect on our financial condition and results of operations. See “Business — Reinsurance Activity — Unaffiliated Third-Party Reinsurance.”
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
We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases and new financings may be subject to limited market capacity
We currently utilize reinsurance and capital markets solutions to mitigate the capital impact of the statutory reserve requirements for several of our products, including, but not limited to, our level premium term life products subject to Regulation XXX and ULSG subject to Guideline AXXX. Our primary solution involves BRCD, our affiliated reinsurance subsidiary. See “Business — Reinsurance Activity — Affiliated Reinsurance.” BRCD obtained statutory reserve financing through a funding structure involving a single financing arrangement supported by a pool of highly rated third-party reinsurers. In connection with this financing arrangement, BRCD, with the explicit permission of the Delaware Commissioner, has included the value of credit-linked notes as admitted assets. See Notes 9 and 10 of the Notes to the Consolidated Financial Statements for a description of the financing arrangement and this associated permitted practice. The financing facility matures in 2039, and we may therefore need to refinance this facility in the future.
The NAIC adopted AG 48, which regulates the terms of captive insurer arrangements that are entered into or amended in certain ways after December 31, 2014. See “Business — Regulation — Insurance Regulation — Captive Reinsurer Regulation.” There can be no assurance that, in light of AG 48, future rules and regulations, or changes in interpretations by state insurance departments, we will be able to continue to efficiently implement these arrangements, nor can there be assurances that future capacity for these arrangements will be available in the marketplace. To the extent we cannot continue to efficiently implement these arrangements, our statutory capitalization, financial condition and results of operations, as well as our competitiveness, could be adversely affected.

Factors affecting our competitiveness may adversely affect our market share and profitability
We believe competition among insurance companies is based on a number of factors, including service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, financial strength ratings, e-business capabilities and name recognition. We face intense competition from a large number of other insurance companies, as well as non-insurance financial services companies (e.g., banks, broker-dealers and asset managers). In addition, certain of our distributors also currently offer their own competing products or may offer competing products in the future. Some of our competitors offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims-paying ability and financial strength ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have a pre-existing customer base for financial services products. These competitive pressures may adversely affect the persistency of our products, as well as our ability to sell our products in the future. In addition, new and disruptive technologies may present competitive risks. If, as a result of competitive factors or otherwise, we are unable to generate a sufficient return on insurance policies and annuity products we sell in the future, we may stop selling such policies and products, which could have a material adverse effect on our financial condition and results of operations. See “Business — Competition.”
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
In addition, the highly regulated nature of our business, as well as the legislative or other changes affecting the regulatory environment for our business may over time, affect our competitive position within the annuities and life insurance industry, and within the broader financial services industry. See “— Regulatory and Legal Risks” and “Business — Regulation.”
We may experience difficulty in marketing and distributing products through our distribution channels
We distribute our products through a variety of third-party distribution channels. Our agreements with our third-party distributors may be terminated by either party with or without cause. We may periodically renegotiate the terms of these agreements, and there can be no assurance that such terms will remain acceptable to us or such third parties. If we are unable to maintain our relationships, our sales of individual insurance, annuities and investment products could decline, and our financial condition and results of operations could be materially adversely affected. Our distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including changes in our distribution strategy, adverse developments in our business, adverse rating agency actions, or concerns about market-related risks. We are also at risk that key distribution partners may merge, consolidate, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge in the marketplace, any of which could adversely impact the effectiveness of our distribution efforts. Also, if we are unsuccessful in attracting and retaining key internal associates who conduct our business, including wholesalers, our sales could decline.
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
Because our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom such products are not in the best interest, we may suffer reputational and other harm to our business.
We compete with major, well-established stock and mutual life insurance companies and non-insurance financial services companies (e.g., banks, broker-dealers and asset managers) in all of our product offerings, and our distributors sell such competitors’ products along with our products. In addition, certain of our distributors currently offer their own competing products or may offer competing products in the future. If our distributors concentrate their efforts in selling their firm’s own products or our other competitors’ products instead of ours, our sales could be adversely impacted.

The failure of third parties to provide various services to us, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business
A key part of our operating strategy is to leverage third parties to deliver certain services important to our business, including administrative, operational, technology, financial, investment and actuarial services. There can be no assurance that the services provided to us by third parties (or their suppliers, vendors or subcontractors) will be sufficient to meet our operational and business needs, that such third parties will continue to be able to perform their functions in a manner satisfactory to us, that the practices and procedures of such third parties will continue to enable them to adequately manage any processes they handle on our behalf, or that any remedies available under these third-party arrangements will be sufficient in the event of a dispute or nonperformance. In addition, as we transition to new third-party service providers and convert certain administrative systems or platforms, certain issues have occurred in the past and may arise again in the future. There can be no assurance that in connection with any such conversions, transitions to new third-party service providers, or in connection with any of the services provided to us by third parties (or such third party’s supplier, vendor or subcontractor), we will not incur unanticipated expenses or experience other economic or reputational harm, service delays or interruptions, or be subject to litigation or regulatory investigations and actions, any of which could have a material adverse effect on our business and financial results.
Furthermore, if a third-party provider (or such third-party’s supplier, vendor or subcontractor) fails to meet contractual requirements (e.g., compliance with applicable laws and regulations or fails to provide material information on a timely basis), fails to provide required services due to the loss of key personnel or otherwise, or suffers a cyberattack or other security breach, then, in each case, we could suffer economic and reputational harm that could have a material adverse effect on our business and financial reporting. In addition, such failures could result in the loss of key distributors, impact the accuracy of our financial reporting, or subject us to litigation or regulatory investigations and actions, which could have a material adverse effect on our business, financial condition and results of operations. See “— Risks Related to Our Business — We may experience difficulty in marketing and distributing products through our distribution channels” and “— Operational Risks — Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
Similarly, if any third-party provider (or such third-party’s supplier, vendor or subcontractor) experiences any deficiency in internal controls, determines that its practices and procedures used in providing services to us (including administering any of our policies or managing any of our investments) require review, or it otherwise fails to provide services to us in accordance with appropriate standards, we could incur expenses and experience other adverse effects as a result. In such situations, we may be unable to resolve any issues on our own without assistance from the third-party provider, and we could have limited ability to influence the speed and effectiveness of that resolution.
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
It may be difficult, disruptive and more expensive for us to replace some of our third-party providers in a timely manner if in the future they were unwilling or unable to provide us with the services we require (as a result of their financial or business conditions or otherwise), and our business and financial condition and results of operations could be materially adversely affected. In addition, if a third-party provider raises the rates that it charges us for its services, we may not be able to pass the increased costs onto our customers and our profitability may be negatively impacted.

Changes in our deferred income tax assets or liabilities, including changes in our ability to realize our deferred income tax assets, could adversely affect our financial condition or results of operations
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred income tax assets are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business, including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to our profitability measures. Such charges could have a material adverse effect on our financial condition and results of operations. Changes in the statutory tax rate or other tax law changes could also affect the value of our deferred income tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.”
Risks associated with climate change could adversely affect our business, financial condition and results of operations.
Climate change could pose a systemic risk to the global financial system. Climate change could increase the frequency and severity of weather-related disasters and pandemics. Efforts to reduce greenhouse gas emissions and limit global warming could impact global investment asset valuations. There is also a risk that some asset sectors could face significantly higher costs and a disorderly adjustment to asset values leading to an adverse impact on the value and future performance of investment assets as a result of climate change or regulatory or other responses. Climate change could also impact our counterparties and other third parties, including, among others, reinsurers and derivatives counterparties. Increasing scrutiny and evolving expectations from investors, customers, regulators, and other stakeholders regarding climate change matters may adversely affect our reputation. The above risks could adversely affect our business, financial condition and results of operations.
Public health crises, extreme mortality events or similar occurrences may adversely impact our business, financial condition, or results of operations, as well as the economy in general
Public health crises, extreme mortality events or other similar occurrences, such as the ongoing COVID-19 pandemic, could have a major impact on the global economy and the financial markets or the economies of particular countries or regions, including market volatility and disruptions to commerce, the health system, and the food supply, as well as reduced economic activity and labor shortages. In addition, a public health crisis that affected our associates or the employees of our distributors or of other companies with which we do business, including providers of third-party services, could disrupt our business operations. Furthermore, the value of our investment portfolio could be negatively impacted. See “— Risks Related to Our Investment Portfolio — Ongoing military actions, the continued threat of terrorism, climate change as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur.”
Economic uncertainty resulting from a public health crisis or similar event could impact sales of certain of our products, and we may decide or otherwise be required to provide relief to customers adversely affected by such an event, similar to the relief we provided in connection with the COVID-19 pandemic.
With respect to the ongoing COVID-19 pandemic, it continues to not be possible to estimate the severity, duration and frequency of any additional “waves” or emerging variants of COVID-19.
In addition, our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. For example, the COVID-19 pandemic is ongoing and several significant influenza pandemics have occurred in the last century. The likelihood, timing, and severity of a future pandemic that may impact our policyholders cannot be predicted. Moreover, the impact of climate change could cause changes in the frequency or severity of outbreaks of certain diseases. Circumstances resulting from a public health crisis or similar event could affect, and the COVID-19 pandemic has affected, and may continue to affect, the incidence of claims, utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, any of which could impact the revenues and expenses associated with our products.
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
Our ability to achieve certain financial benefits we anticipate from any acquisitions of businesses will depend, in part, upon our ability to successfully integrate such businesses in an efficient and effective manner. There may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing acquisition-related due diligence investigations. Furthermore, even for obligations and liabilities that we do discover during the due diligence process, neither the valuation adjustment nor the contractual protections we negotiate may be sufficient to fully protect us from losses.
We may from time to time dispose of business or blocks of in-force business through outright sales, reinsurance transactions or by alternate means. After a disposition, we may remain liable to the acquirer or to third parties for certain losses or costs arising from the divested business or on other bases. We also may not realize the anticipated profit on a disposition or incur a loss on the disposition. In anticipation of any disposition, we may need to restructure our operations, which could disrupt such operations and affect our ability to recruit key personnel needed to operate and grow such business pending the completion of such transaction. In addition, the actions of key employees of the business to be divested could adversely affect the success of such disposition as they may be more focused on obtaining employment, or the terms of their employment, than on maximizing the value of the business to be divested. Furthermore, transition services or tax arrangements related to any such disposition could further disrupt our operations and may impose restrictions, liabilities, losses or indemnification obligations on us. Depending on its particulars, a disposition could increase our exposure to certain risks, such as by decreasing the diversification of our sources of revenue. Moreover, we may be unable to timely dissolve all contractual relationships with the divested business in the course of the proposed transaction, which may materially adversely affect our ability to realize value from the disposition. Such disposition could also adversely affect our internal controls and procedures and impair our relationships with key customers, distributors and suppliers. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, financial condition and results of operations.
Increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders regarding environmental, social and governance matters may adversely affect our reputation or otherwise adversely impact our business and results of operations
There is increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders on environmental, social and governance (“ESG”) practices and disclosures, including those related to environmental stewardship, climate change, diversity, equity and inclusion, racial justice and workplace conduct. Regulators have imposed and likely will continue to impose ESG-related rules and guidance, which may conflict with one another and impose additional costs on us or expose us to new or additional risks. In view of evolving regulatory expectations, growing investor interest, and changing consumer preferences and social expectations, ESG issues can represent emerging or unforeseen risks to our long-term operating performance and financial condition. Moreover, certain organizations that provide information to investors have developed ratings for evaluating companies on their approach to different ESG matters, and unfavorable ratings of the Company or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries.
Economic Environment and Capital Markets-Related Risks
If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations
Our business and results of operations are materially affected by conditions in the capital markets and the U.S. economy generally, as well as by the global economy to the extent it affects the U.S. economy. In addition, while our operations are entirely in the U.S., we have foreign investments in our general and separate accounts and, accordingly, conditions in the global capital markets can affect the value of our general account and separate account assets, as well as our financial results. Actual or perceived stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on us, both because we have a large investment portfolio and our benefit and claim liabilities are sensitive to changing market factors, including interest rates, credit spreads, equity and commodity prices, derivative prices and availability, real estate markets, foreign currency exchange rates and the returns and volatility of capital markets. In an economic downturn characterized by rapid increases in inflation, higher unemployment, lower family income, lower corporate earnings, lower business investment or lower consumer spending, the demand for our products could be adversely affected as customers are unwilling or unable to purchase them. In addition, we may experience an elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations and lapses or surrenders of policies. Furthermore, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Such adverse changes in the economy could negatively affect our earnings and capitalization and have a material adverse effect on our financial condition, our results of operations, Brighthouse Life Insurance Company’s ability to pay dividends and the ability of BHNY or BRCD to pay dividends or distributions to Brighthouse Life Insurance Company.
Significant market volatility in reaction to geopolitical risks, changing monetary policy, trade disputes and uncertain fiscal policy may exacerbate some of the risks we face. Increased market volatility may affect the performance of the various asset classes in which we invest, as well as separate account values.
Extreme declines or shocks in equity markets, such as sustained stagnation in equity markets and low interest rates, could cause us to incur significant capital or operating losses due to, among other reasons, the impact of guarantees related to our annuity products, including increases in liabilities, increased capital requirements, or collateral requirements. Furthermore, periods of sustained stagnation in equity and bond markets, which are characterized by multiple years of low annualized total returns impacting the growth in separate accounts or low level of U.S. interest rates, may materially increase our insurance contract liabilities due to inherent market return guarantees in these liabilities. Similarly, sustained periods of low interest rates and risk asset returns could reduce income from our investment portfolio, increase our insurance contract liabilities, and increase the cost of risk transfer measures such as hedging, causing our profit margins to erode as a result of reduced investment portfolio income and increased insurance liabilities. See also “— Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk” and “— Risks Related to Our Business — Public health crises, extreme mortality events or similar occurrences may adversely impact our business, financial condition, or results of operations, as well as the economy in general.”
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
In the event capital markets or other conditions have an adverse impact on our capital and liquidity, or our stress-testing indicates that such conditions could have an adverse impact beyond expectations and our current resources do not satisfy our needs or regulatory requirements, we may have to seek additional financing to enhance our capital and liquidity position. The availability of additional financing will depend on a variety of factors, such as the then current market conditions, regulatory capital requirements, availability of credit to us and the financial services industry generally, our financial strength ratings and financial leverage, and the perception of our customers and lenders regarding our long- or short-term financial prospects if we incur large operating or investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
In addition, our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under securities lending agreements or other collateral requirements. See “— Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations.”
Our financial condition, results of operations, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets, as such disruptions may limit our ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements, and access the capital that may be necessary to grow our business. See “— Regulatory and Legal Risks — Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies or interpretations thereof may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.” As a result, we may be forced to delay raising capital, issue different types of securities than we would have otherwise, less effectively deploy such capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility.
We are exposed to significant financial and capital markets risks which may adversely affect our financial condition, results of operations and liquidity, and may cause our profitability measures to vary from period to period
Economic risks and other factors described below, as well as significant volatility in the markets, individually or collectively, could have a material adverse effect on our financial condition, results of operations, liquidity or cash flows through a change in our insurance liabilities or increases in reserves for future policyholder benefits.
Interest Rate Risk
Some of our current or anticipated future products, principally traditional life, universal life and fixed index-linked and income annuities, as well as funding agreements and structured settlements, expose us to the risk that changes in interest rates will reduce our investment margin or “net investment spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support the obligations under such contracts. Our net investment spread is a key component of our profitability measures.
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
An increase in interest rates could result in decreased fee revenue associated with a decline in the value of variable annuity account balances invested in fixed income funds. In addition, during periods of declining interest rates, our return on investments that do not support particular policy obligations may decrease. During periods of sustained lower interest rates, our reserves for policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially adversely affect our financial condition and results of operations, Brighthouse Life Insurance Company’s ability to pay dividends and the ability of BHNY or BRCD to pay dividends or distributions to Brighthouse Life Insurance Company, and significantly reduce our profitability. We may therefore have to accept a lower credit spread and lower profitability or face a decline in sales and greater loss of existing contracts and related assets.
In addition, because the macro interest rate hedging program is primarily a risk mitigation strategy intended to reduce our risk to statutory capitalization and long-term economic exposures from sustained low levels of interest rates, this strategy will likely result in higher net income volatility due to the insensitivity of related ULSG GAAP liabilities to the change in interest rate levels. This strategy may adversely affect our financial condition and results of operations. See “— Risks Related to Our Business — We may not have sufficient assets to meet our future ULSG policyholder obligations and changes in interest rates may result in net income volatility.”
Inflation Risk
Inflation increases expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability in the event that such additional costs cannot be passed through to policyholders. High inflation could also cause a change in consumer sentiment and behavior adversely affecting the sales of certain of our products.
Equity Risk
Our primary equity risk relates to the potential for lower earnings associated with certain of our businesses where fee income is earned based upon the estimated market value of the separate account assets and other assets related to our variable annuity business. Because fees generated by such products are primarily related to the value of the separate account assets and other assets under management, a decline in the equity markets could reduce our revenues as a result of the reduction in the value of the investment assets supporting those products and services. We seek to mitigate the impact of such exposure to weak or stagnant equity markets through the use of derivatives, reinsurance and capital management. However, such derivatives and reinsurance may become less available and, if they remain available, their price could materially increase in a period characterized by volatile equity markets. The risk of stagnation in equity market returns cannot be addressed by hedging.
See “— Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk.”
Risks Related to Our Investment Portfolio
Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations
Credit Risk
Fixed income securities and mortgage loans represent a significant portion of our investment portfolio. We are also subject to the risk that the issuers or guarantors of the fixed income securities and mortgage loans in our investment portfolio may default on principal and interest payments they owe us. In addition, the underlying collateral within asset-backed securities (“ABS”), including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities and mortgage loans could cause the estimated fair value of our portfolio of fixed income securities and mortgage loans and our earnings to decline and the default rate of the fixed income securities and mortgage loans in our investment portfolio to increase.
Defaults or deteriorating credit of other financial institutions could adversely affect us as we have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds and investment funds and other financial institutions. Many of these transactions expose us to credit risk in the event of the default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivatives, joint ventures and equity investments. Any losses or impairments to the carrying value of these investments or other changes could materially and adversely affect our financial condition and results of operations.
Interest Rate Risk
We are exposed to certain risks in a variety of interest rate environments. When interest rates are low, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our net investment income. Moreover, borrowers may prepay or redeem the fixed income securities and commercial, agricultural or residential mortgage loans in our investment portfolio with greater frequency in order to borrow at lower market rates, thereby exacerbating this risk.
Increases in interest rates could negatively affect our profitability. In periods of rapidly increasing interest rates, similar to those experienced in 2022, we may not be able to replace, in a timely manner, the investments in our general account with higher-yielding investments needed to fund the higher crediting rates necessary to keep interest rate sensitive products competitive. In addition, as interest rates rise, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which may result in realized investment losses. An increase in interest rates could also have a material adverse effect on the value of our investments, for example, by decreasing the estimated fair values of the fixed income securities and mortgage loans that comprise a significant portion of our investment portfolio.
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
Market Valuation Risk
Market valuation risk relates to the variability in the estimated fair value of investments associated with changes in market factors. Our portfolio’s market valuation risks include the following:
•Credit Spread Risk – We are exposed to credit spread risk primarily as a result of market price volatility and investment risk associated with the fluctuation in credit spreads. Widening credit spreads may cause unrealized losses in our investment portfolio and increase losses associated with written credit protection derivatives used in replication transactions. Additionally, an increase in credit spreads relative to U.S. Treasury benchmarks can also adversely affect the cost of our borrowing if we need to access credit markets. Tightening credit spreads may reduce our investment income and cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread.
•Risks Related to Equity Markets – A portion of our investments are in leveraged buy-out funds and other private equity funds. The amount and timing of net investment income from such funds tends to be uneven as a result of the performance of the underlying investments. As a result, the amount of net investment income from these investments can vary substantially from period to period. Significant volatility could adversely impact returns and net investment income on these investments. In addition, the estimated fair value of such investments may be affected by downturns or volatility in equity or other markets.
•Risks Related to the Valuation of Securities – Fixed maturity and equity securities, as well as short-term investments that are reported at estimated fair value, represent the majority of our total cash and investments. See Note 1 to the Notes to the Consolidated Financial Statements for more information on how we calculate fair value. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold could have a material adverse effect on our financial condition and results of operations.
•Risks Related to the Determination of Allowances and Impairments – The determination of the amount of allowances and impairments is subjective and varies by investment type, which is based on our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. However, historical trends may not be indicative of future impairments or allowances.
•Gross Unrealized Losses on Fixed Maturity Securities and Related Impairment Risks – Unrealized gains or losses on fixed maturity securities classified as available-for-sale (“AFS”) securities are recognized as a component of other comprehensive income (loss) (“OCI”) and are, therefore, excluded from our profitability measures. The accumulated change in estimated fair value of these AFS securities is recognized in our profitability measures when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be credit-related and impairment charges are taken.
•Defaults, Downgrades or Other Events Affecting Issuers or Guarantors of Securities and Related Impairment Risks – The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and ABS (collectively, “Structured Securities”) could cause the estimated fair value of our fixed maturity securities portfolio and corresponding net investment income to decline and cause the default rate of the fixed maturity securities in our portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our portfolio, could also have a similar effect. Economic uncertainty can adversely affect credit quality of issuers or guarantors. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Our intent to sell or assessment of the likelihood that we would be required to sell fixed maturity securities that have declined in value may affect the level of write-downs or impairments.
Liquidity Risk
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
Mortgage loans in our portfolio also face default risk. An increase in the default rate of our mortgage loan investments or fluctuations in their performance could have a material adverse effect on our financial condition and results of operations.
Further, any geographic or property type concentration of the mortgage loans in our portfolio may have adverse effects on our portfolio and, consequently, on our financial condition and results of operations. Events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated. See Notes 6 and 8 of the Notes to the Consolidated Financial Statements.
Derivatives Risk
We use a variety of strategies to manage risk related to our ongoing business operations, including the use of derivatives. Our derivatives counterparties’ defaults could have a material adverse effect on our financial condition and results of operations. In addition, ratings downgrades or financial difficulties of derivative counterparties may require us to utilize additional capital with respect to the affected businesses. Furthermore, the valuation of our derivatives could change based on changes to our valuation methodology or the discovery of errors.
Substantially all of our derivatives transactions require us to pledge or receive collateral or make payments related to any decline in the net estimated fair value of such derivatives transactions. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances as a result of the requirement to pledge initial margin or variation margin for OTC-bilateral transactions. Such requirements could adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, or increase our costs of hedging. See “Business — Regulation — Regulation of Over-the-Counter Derivatives.”
Other Risks
We are also exposed to other risks outside of our control, including foreign currency exchange rate risk relating to the variability in currency exchange rates for non-U.S. dollar denominated investments, as well as other financial and operational risks related to using external asset management firms.
Ongoing military actions, the continued threat of terrorism, climate change as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur
Ongoing military actions (including the ongoing armed conflict between Russia and Ukraine), the continued threat of terrorism, both within the U.S. and abroad, and heightened security measures in response to these types of threats, as well as climate change and other natural or man-made catastrophic events, may cause significant decline and volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce, the health system, and the food supply and reduced economic activity. The effects of climate change could cause changes in weather patterns, resulting in more severe and more frequent natural disasters such as forest fires, hurricanes, tornados, floods and storm surges. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of catastrophic events. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Catastrophic events could also disrupt our operations as well as the operations of our third-party service providers and also result in higher than anticipated claims under insurance policies that we have issued. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”
Regulatory and Legal Risks
Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies or interpretations thereof may materially impact our capitalization or cash flows, reduce our profitability and limit our growth
We are subject to a wide variety of insurance and other laws and regulations. We are subject to regulation by our primary Delaware state regulators as well as New York state regulators where our subsidiary, BHNY, is domiciled, along with other regulation in states in which we operate. See “Business — Regulation,” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments.”
We cannot predict what proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations could have on our business, financial condition and results of operations, including the cost of any such compliance. Furthermore, regulatory uncertainty could create confusion among our distribution partners and customers, which could negatively impact product sales. See “Business — Regulation — Standard of Conduct Regulation” for a more detailed discussion of particular regulatory efforts by various regulators.
Changes to the laws and regulations that govern the standards of conduct that apply to the sale of our products, as well as the firms that distribute our products, could adversely affect our operations and profitability. Such changes could increase our regulatory and compliance burden, resulting in increased costs, or limit the type, amount or structure of compensation arrangements into which we may enter with certain of our associates, which could negatively impact our ability to compete with other companies, including with respect to recruiting and retaining key personnel. Additionally, our ability to react to rapidly changing economic conditions and the dynamic, competitive market for our products will depend on the continued efficacy of provisions we have incorporated into our product design allowing frequent and contemporaneous revisions of key pricing elements, as well as our ability to work collaboratively with regulators. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could adversely impact our ability to react to such changing conditions.
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

In addition, we are subject to federal, state and other securities and state insurance laws and regulations which, among other things, require that we distribute certain of our products through a registered broker-dealer. The failure to comply with these laws or changes to these laws could have a material adverse effect on our operations and our profitability. Furthermore, changes in laws and regulations that affect our customers and distribution partners or their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Such actions may negatively affect our business and results of operations.
If our associates fail to adhere to regulatory requirements or our policies and procedures, we may be subject to penalties, restrictions or other sanctions by applicable regulators, and we may suffer reputational harm. See “Business — Regulation.”
A decrease in the RBC ratio of Brighthouse Life Insurance Company or BHNY (as a result of a reduction in statutory capital and surplus or an increase in the required RBC capital charges), or a change in the rating agency proprietary capital models, could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations
The NAIC has established model regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. Brighthouse Life Insurance Company and BHNY are subject to RBC standards or other minimum statutory capital and surplus requirements imposed under the laws of their respective jurisdictions of domicile. See “Business — Regulation — Insurance Regulation — Surplus and Capital; Risk-Based Capital.” Failure to meet these requirements could subject Brighthouse Life Insurance Company and BHNY to further examination or corrective action imposed by insurance regulators, including limitations on their ability to write additional business, increased regulatory supervision, or seizure or liquidation. Any corrective action imposed could cause a material adverse effect on our business, financial condition, results of operations and cash flows. A decline in RBC ratios, whether or not it results in a failure to meet applicable RBC requirements, could limit Brighthouse Life Insurance Company’s ability to pay dividends and the ability of BHNY to pay dividends or distributions to Brighthouse Life Insurance Company, could result in a loss of customers or new business, or could influence ratings agencies to downgrade our financial strength ratings, each of which could cause a material adverse effect on our business, financial condition and results of operations.
In any particular year, total adjusted capital amounts, and thus RBC ratios, may fluctuate depending on a variety of factors, including the amount of statutory income or losses generated by Brighthouse Life Insurance Company and BHNY (which itself is sensitive to equity market and credit market conditions), the amount of additional capital such insurer must hold to support business growth, equity and credit market conditions, the value and credit ratings of certain fixed income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. In addition, rating agencies may implement changes to their own proprietary capital models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of capital Brighthouse Life Insurance Company and BHNY should hold relative to the rating agencies’ expectations. Under stressed or stagnant capital markets conditions and with the aging of existing insurance liabilities, without offsets from new business, the amount of additional statutory reserves that Brighthouse Life Insurance Company and BHNY are required to hold could materially increase. This increase in reserves would decrease the capital available for use in calculating the RBC ratio of Brighthouse Life Insurance Company or BHNY. To the extent that the RBC ratio of Brighthouse Life Insurance Company or BHNY is deemed to be insufficient, we may seek to take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies could view this as a reason for a ratings downgrade.
Changes in tax laws or interpretations of such laws could reduce our earnings and materially impact our operations by increasing our corporate taxes and making some of our products less attractive to consumers
Changes in tax laws or interpretations of such laws could have a material adverse effect on our profitability and financial condition and could result in our incurring materially higher statutory taxes. Higher tax rates or differences in interpretation of tax laws may adversely affect our business, financial condition, results of operations and liquidity. Conversely, declines in tax rates could make our products less attractive to consumers. See “Business — Regulation — Federal Tax Reform” for a discussion of the potential impacts of the Inflation Reduction Act and the related corporate alternative minimum tax.
Legal disputes and regulatory investigations are common in our businesses and may result in significant financial losses or harm to our reputation
We face a significant risk of legal disputes and regulatory investigations in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal actions and regulatory investigations include proceedings specific to us, as well as other proceedings that raise issues that are generally applicable to business practices in the industries in which we operate.

In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, escheatment, product design, disclosure, administration, investments, denial or delay of benefits, lapse or termination of policies, cost of insurance and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. Material pending litigation and other legal disputes, as well as regulatory matters affecting us and risks to our business presented by these proceedings, if any, are discussed in Note 13 of the Notes to the Consolidated Financial Statements.
A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Even if we ultimately prevail in the litigation, regulatory action or investigation, our ability to attract new customers and distributors, retain our current customers and distributors, and recruit and retain personnel could be materially and adversely impacted. Regulatory inquiries and legal disputes may also cause volatility in the price of BHF securities and the securities of companies in our industry.
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

Operational Risks
Any gaps in our policies, procedures, or processes may leave us exposed to unidentified or unanticipated risk, and our models used by our business may not operate properly and could contain errors, each of which could adversely affect our business, financial condition, or results of operations
We have developed policies, procedures and processes to enable and support the ongoing review of the actual and potential risks facing the Company. Nonetheless, our policies, procedures and processes may not be fully effective in identifying and assessing such risks, leaving us exposed to unidentified or unanticipated risks. In addition, we rely on third-party providers to administer and service many of our products, and our policies, procedures and processes may not enable us to identify and assess every risk with respect to those products, especially to the extent we rely on those providers for relevant information, including detailed information regarding the holders of our products.
We use models to manage our business and evaluate the associated risk exposures. The models may not operate properly and could contain errors related to model inputs, data, assumptions, calculations, or output that may adversely impact our results of operations. In addition, these models may not fully predict future exposures, which may be significantly greater than our historical measures indicate. For example, we use actuarial models to assist us in establishing reserves for liabilities arising from our insurance policies and annuity contracts. We periodically review the effectiveness of these models, their underlying logic, and, from time to time, implement refinements to our models based on these reviews. We implement refinements after rigorous testing and validation; even after such validation and testing, our models remain subject to inherent limitations. Accordingly, no assurances can be given as to whether or when we will implement refinements to our actuarial models, and, if implemented, whether such refinements will be sufficient. Furthermore, if implemented, any such refinements could cause us to increase the reserves we hold for our insurance policy and annuity contract liabilities. If models are misused or fail to serve their intended purposes, they could produce incorrect or inappropriate results. Business decisions based on incorrect or misused model outputs or reports could have a material adverse impact on our results of operations.
Other risk management models depend upon the evaluation of information regarding markets, clients, catastrophe occurrence, or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date, or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our associates will follow our policies, procedures and processes, nor can there be any assurance that our policies, procedures and processes, or the policies, procedures and processes of third parties that administer or service our products, will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, if our business changes or the markets in which we operate evolve and new risks emerge, we may have to implement more extensive and perhaps different policies, procedures or processes and our risk management framework may not evolve at the same pace as those changes. See “— Risks Related to Our Business — Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures and may negatively affect our statutory capital.”
Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively
We heavily rely on communications, information systems (both internal and provided by third parties), and the internet to conduct our business. We rely on these systems throughout our business for a variety of functions, including processing new business, claims, and post-issue transactions, providing information to customers and distributors, performing actuarial analyses, managing our investments and maintaining financial records. A failure in the security of such systems or a failure to maintain the security of such systems, or the confidential information stored thereon, may result in regulatory enforcement action, harm our reputation or otherwise adversely affect our ability to conduct business, our financial condition or results of operations. In addition, our continuous technological evaluations and enhancements, including changes designed to update our protective measures, may increase our risk of a breach or gap in our security, and there can be no assurance that any such efforts will be effective in preventing or limiting the impact of future cyberattacks.
We and our vendors, like other commercial entities, have been, and will likely continue to be, subject to a variety of forms of cyberattacks with the objective of gaining unauthorized access to our systems and data, or disrupting our operations. Potential attacks may include, but are not limited to, cyberattacks, phishing attacks, account takeover attempts, the introduction of computer viruses or malicious code (commonly referred to as “malware”), ransomware or other extortion tactics, denial of service attacks, credential stuffing, and other computer-related penetrations. Hardware, software or applications developed by us or received from third parties may contain exploitable vulnerabilities, bugs, or defects in design, maintenance or manufacture or other issues that could compromise information and cybersecurity. The risk of cyberattacks has also increased and may continue to increase in connection with Russia’s ongoing invasion of Ukraine and other geopolitical events and dynamics that may adversely disrupt or degrade our operations and may compromise our data. Malicious actors may attempt to fraudulently induce employees, customers, or other users of our systems to disclose credentials or other similar sensitive information in order to gain access to our systems or data, or that of our customers, through social engineering, phishing, mobile phone malware, and other methods.
There is no assurance that administrative, physical and technical controls and other preventive actions taken to reduce the risk of cyberattacks and protect our information technology will prevent physical and electronic break-ins, cyberattacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyberattacks or other security breaches may not be immediately detected. If we or our vendors fail to prevent, detect, address and mitigate such incidents, this may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations.
A disaster such as a natural catastrophe, epidemic, pandemic, industrial accident, blackout, terrorist attack, cyberattack or war, unanticipated problems with our or our vendors’ disaster recovery systems (and the disaster recovery systems of such vendors’ suppliers, vendors or subcontractors), could cause our computer systems to be inaccessible to our associates, distributors, vendors or customers or may destroy valuable data. In addition, in the event that a significant number of our or our vendors’ managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our associates’ ability to perform their job responsibilities. Unanticipated problems with, or failures of, our disaster recovery systems and business continuity plans could have a material impact on our ability to conduct business and on our financial condition and results of operations.
A failure of our or relevant third-party (or such third-party’s supplier’s, vendor’s or subcontractor’s computer systems) computer systems could cause significant interruptions in our operations, result in a failure to maintain the security, confidentiality or privacy of sensitive data, harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues, and otherwise adversely affect our business and financial results. Our cyber liability insurance may not be sufficient to protect us against all losses. See also “— Any failure to protect the confidentiality of customer, employee, or other third party information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”
Our associates and those of our third-party service providers may take excessive risks which could negatively affect our financial condition and business
As an insurance enterprise, we are in the business of accepting certain risks. The individuals who conduct our business include executive officers and other members of management, sales intermediaries, investment professionals, product managers, and other associates, as well as associates of our various third-party service providers. Each of these individuals makes decisions and choices that may expose us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. Such individuals may take excessive risks regardless of the structure of our risk management framework or our compensation programs and practices, which may not effectively deter excessive risk-taking or misconduct. Similarly, our controls and procedures designed to monitor associates’ business decisions and prevent them from taking excessive risks, and to prevent employee misconduct, may not be effective. If our associates and those of our third-party service providers take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and results of operations.

Any failure to protect the confidentiality of customer, employee, or other third party information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Federal and state legislatures and various government agencies have established laws and regulations protecting the privacy and security of personal information. See “Business — Regulation — Cybersecurity Regulation.” Our third-party service-providers and our associates have access to, and routinely process, personal information through a variety of media, including information technology systems. It is possible that an employee or third-party service provider (or their suppliers, vendors or subcontractors) could, intentionally or unintentionally, disclose or misappropriate confidential personal information, and there can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Additionally, our data has been the subject of cyberattacks and could be subject to additional attacks. If we or any of our third-party service providers (or their suppliers, vendors or subcontractors) fail to maintain adequate internal controls or if our associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of employee or client information could occur. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers, employees, or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation and public statements against us by consumer advocacy groups or others, and could cause our customers, employees, or other third parties to lose trust in us, all of which could be costly and have a material adverse effect on our business, financial condition and results of operations. See “— Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.” In addition, compliance with complex variations in privacy and data security laws may require modifications to current business practices, including significant technology efforts that require long implementation timelines, increased costs and dedicated resources.
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
Item 6. [Reserved]

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
Our Results of Operations discussion and analysis presents a review for the years ended December 31, 2022 and 2021 and year-to-year comparisons between these years. Our Results of Operations discussion and analysis for the year ended December 31, 2021, including a review of the 2021 AAR and year-to-year comparisons between the years ended December 31, 2021 and 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 2, 2022, and such discussions are incorporated herein by reference.
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
Regulatory Developments
We, including our insurance subsidiary, BHNY, and our reinsurance subsidiary, BRCD, are primarily regulated at the state level, with some products and services also subject to federal regulation. In addition, Brighthouse Life Insurance Company and BHNY are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks.”
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
The measurement of our ULSG liabilities can be significantly impacted by changes in our expected general account rate of return, which is driven by our assumption for long-term treasury yields. Our practice of projecting treasury yields uses a mean reversion approach that assumes that long-term interest rates are less influenced by short-term fluctuations and are only changed when sustained interim deviations are expected. As part of our 2022 AAR, we increased our projected long-term general account earned rate, as well as our mean reversion rate over a period of ten years from 3.00% to 3.50%, which resulted in a decrease in our ULSG liabilities of $107 million. We also updated other assumptions related to ULSG, see “— Results of Operations — Annual Actuarial Review” for more information.
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
DAC related to deferred annuities and universal life insurance contracts is amortized based on expected future gross profits, which is determined by using assumptions consistent with measuring the related liabilities. DAC balances and amortization for variable annuity and universal life insurance contracts can be significantly impacted by changes in expected future gross profits related to projected separate account rates of return. Our practice of determining changes in projected separate account returns assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations and is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC amortization with an offset to our unearned revenue liability which nets to approximately $240 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for variable annuity and variable universal life insurance contracts is in the 6.00-7.00% range.
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
Universal life and investment-type product policy fees (excluding (a) unearned revenue adjustments related to net investment gains (losses) and net derivative gains (losses) and (b) GMIB Fees) plus Other revenues and amortization of deferred gains on reinsurance.

(ii)	Net investment spread	(ii)
Net investment income plus Investment Hedge Adjustments and interest received on ceded fixed annuity reinsurance deposit funds reduced by Interest credited to policyholder account balances and interest on future policy benefits.

(iii)	Insurance-related activities	(iii)
Premiums less Policyholder benefits and claims (excluding (a) GMIB Costs, (b) Market Value Adjustments, (c) interest on future policy benefits and (d) amortization of deferred gains on reinsurance) plus the pass through of performance of ceded separate account assets.

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

Results of Operations
Annual Actuarial Review
We typically conduct our AAR in the third quarter of each year. As a result of the 2022 AAR, we increased the long-term general account earned rate, driven by an increase in our mean reversion rate from 3.00% to 3.50%, which had the largest impact on our ULSG business. For our variable annuity business, in addition to the update to the long-term general account earned rate, we updated fund allocations, market volatility and maintenance expenses, as well as assumptions regarding policyholder behavior, including mortality, lapses and withdrawals. For our life business, in addition to the update to the long-term general account earned rate, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses, withdrawals and maintenance expenses.
In 2021, the most significant impact from our AAR was updating assumptions regarding policyholder behavior, including mortality, premium persistency, lapses, withdrawals and maintenance expenses. We also increased our long-term general account earned rate, while maintaining our mean reversion rate at 3.00%. These updates had the largest impact on our ULSG business. For our variable annuity business, we updated our annuitization and separate account assumptions, including fund fees, allocations and volatility, in addition to the policyholder behavior assumptions described above.
Consolidated Results for the Years Ended December 31, 2022 and 2021
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Years Ended December 31,
	2022	2021
	(In millions)
Revenues
Premiums	$641	$687
Universal life and investment-type product policy fees	2,562	2,986
Net investment income	4,064	4,815
Other revenues	403	334
Net investment gains (losses)	(240)	(63)
Net derivative gains (losses)	402	(2,359)
Total revenues	7,832	6,400
Expenses
Policyholder benefits and claims	4,143	3,213
Interest credited to policyholder account balances	1,414	1,286
Capitalization of DAC	(425)	(492)
Amortization of DAC and VOBA	871	105
Interest expense on debt	70	67
Other expenses	2,030	2,225
Total expenses	8,103	6,404
Income (loss) before provision for income tax	(271)	(4)
Provision for income tax expense (benefit)	(208)	(71)
Net income (loss)	(63)	67
Less: Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$(64)	$66

The components of net income (loss) were as follows:

	Years Ended December 31,
	2022	2021
	(In millions)
GMLB Riders	$1,168	$(2,067)
Other derivative instruments	(1,808)	(60)
Net investment gains (losses)	(240)	(63)
Other adjustments	78	23
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	530	2,162
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(272)	(5)
Provision for income tax expense (benefit)	(208)	(71)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(64)	$66
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
Embedded Derivatives. Certain ceded reinsurance agreements in our life and run-off businesses are written on a coinsurance with funds withheld basis. The funds withheld component is accounted for as an embedded derivative with changes in the estimated fair value recognized in net income (loss) in the period in which they occur. In addition, the changes in liability values of our fixed index-linked annuity products that result from changes in the underlying equity index are accounted for as embedded derivatives.
Pre-tax Adjusted Earnings. See “— Non-GAAP Financial Disclosures — Adjusted Earnings.”
Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Loss before provision for income tax was $272 million ($64 million, net of income tax), a higher loss of $267 million ($130 million, net of income tax) from a loss before provision for income tax of $5 million (income of $66 million, net of income tax) in the prior period.
The decrease in income before provision for income tax was driven by the following unfavorable items:
•the unfavorable impact of long-term benchmark interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term benchmark interest rate increased more in the current period than in the prior period;
•lower pre-tax adjusted earnings, as discussed in greater detail below; and
•net investment losses reflecting higher current period net losses on sales of fixed maturity securities.

The decrease in income before provision for income tax was partially offset by the following favorable item:
•gains from GMLB Riders, see “— GMLB Riders for the Years Ended December 31, 2022 and 2021.”
The decrease in income before provision for income tax resulted in a lower effective tax rate in the current period compared to the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Reconciliation of Net Income (Loss) to Adjusted Earnings
The reconciliation of net income (loss) attributable to Brighthouse Life Insurance Company to adjusted earnings was as follows:

	Years Ended December 31,
	2022	2021
	(In millions)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(64)	$66
Add: Provision for income tax expense (benefit)	(208)	(71)
Income (loss) attributable to Brighthouse Life Insurance Company before provision for income tax	(272)	(5)
Less: GMLB Riders	1,168	(2,067)
Less: Other derivative instruments	(1,808)	(60)
Less: Net investment gains (losses)	(240)	(63)
Less: Other adjustments	78	23
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	530	2,162
Less: Provision for income tax expense (benefit)	(40)	382
Adjusted earnings	$570	$1,780
Consolidated Results for the Years Ended December 31, 2022 and 2021 - Adjusted Earnings
The components of adjusted earnings were as follows:

	Years Ended December 31,
	2022	2021
	(In millions)
Fee income	$2,730	$3,078
Net investment spread	2,031	2,844
Insurance-related activities	(2,143)	(1,777)
Amortization of DAC and VOBA	(412)	(182)
Other expenses, net of DAC capitalization	(1,675)	(1,800)
Less: Net income (loss) attributable to noncontrolling interests	1	1
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests	530	2,162
Provision for income tax expense (benefit)	(40)	382
Adjusted earnings	$570	$1,780
Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Adjusted earnings were $570 million in the current period, a decrease of $1.2 billion.
Key net unfavorable impacts were:
•lower net investment spread due to:
◦lower returns on other limited partnerships compared to the prior period;
partially offset by
◦higher average invested assets resulting from positive net flows in the general account; and
◦higher average invested long-term assets from funding agreements issued in connection with our institutional spread margin business;

•higher net costs associated with insurance-related activities due to:
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion in our life business;
◦higher paid claims, net of reinsurance, in our annuities and run-off businesses;
◦a net increase in guaranteed minimum death benefit liabilities resulting from unfavorable equity market performance; and
◦higher liabilities in our ULSG business resulting from the impact of new reinsurance agreements entered into in the current period;
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
◦an unfavorable impact resulting from changes in assumptions made in connection with the AAR in our life and annuities businesses; and
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion in our annuities business;
partially offset by
◦an adjustment in the current period related to actuarial model refinements in corporate & other.
Key net favorable impacts were:
•lower other expenses due to:
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is mostly offset in fee income;
◦lower transition services agreement expenses;
◦higher ceded cost of insurance expenses consistent with unfavorable equity market returns in our life business, which is offset in fee income;
◦lower establishment costs;
◦lower interest expenses in the current period related to prior year tax matters; and
◦lower deferred compensation and operational expenses;
partially offset by
◦the settlement of a reinsurance-related matter in the current period.

The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in a lower effective tax rate in the current period compared to the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
GMLB Riders for the Years Ended December 31, 2022 and 2021
The overall impact on income (loss) before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets, was as follows:

	Years Ended December 31,
	2022	2021
	(In millions)
Liabilities	$2,416	$(1,722)
Hedges	(1,551)	(1,130)
Ceded reinsurance	(70)	(100)
Fees (1)	824	818
GMLB DAC	(451)	67
Total GMLB Riders	$1,168	$(2,067)
_______________
(1)    Excludes living benefit fees, included as a component of adjusted earnings, of $51 million and $59 million for the years ended December 31, 2022 and 2021, respectively.
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

Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Comparative results from GMLB Riders were favorable by $3.2 billion, primarily driven by:
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

Liquidity and Capital Resources
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility or disruptions in global capital markets, particular markets or financial asset classes can impact us adversely, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. Changing conditions in the global capital markets and the economy may affect our financing costs and market interest rates for our debt issuances. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “Risk Factors — Economic Environment and Capital Markets-Related Risks” and “Risk Factors — Risks Related to Our Investment Portfolio.”
Liquidity and Capital Management
Based upon our capitalization, expectations regarding maintaining our business mix, ratings and funding sources available to us, we believe we have sufficient liquidity to meet business requirements in current market conditions and certain stress scenarios. Our Board of Directors and senior management are directly involved in the governance of the capital management process. We continuously monitor and adjust our liquidity and capital plans in light of market conditions, as well as changing needs and opportunities.
We maintain a substantial short-term liquidity position, which was $2.4 billion and $2.1 billion at December 31, 2022 and 2021, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $39.0 billion and $52.4 billion at December 31, 2022 and 2021, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.
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
Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances			Repayments
	December 31,		Years Ended December 31,
	2022	2021	2022	2021	2020	2022	2021	2020
	(In millions)
FABCP Program	$2,097	$1,848	$12,682	$2,939	$—	$12,433	$1,091	$—
FABN Program	3,450	2,900	550	2,900	—	—	—	—
FHLB Funding Agreements (1)	3,900	900	6,275	1,352	—	3,275	452	—
Farmer Mac Funding Agreements	700	125	600	125	—	25	—	—
Total	$10,147	$5,773	$20,107	$7,316	$—	$15,733	$1,543	$—
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
The NAIC has methodologies to assess credit quality for certain Structured Securities comprised of non-agency RMBS, CMBS and ABS. The NAIC’s objective with these methodologies is to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such Structured Securities. The methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from Structured Securities. In 2021, these methodologies were updated to only apply to those Structured Securities issued prior to 2013. We apply the NAIC methodologies to Structured Securities held by us. The NAIC’s present methodology is to evaluate Structured Securities held by insurers on an annual basis. If we acquire Structured Securities that have not been previously evaluated by the NAIC but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed designation is used until a final designation becomes available.

The following table presents total fixed maturity securities by nationally statistical rating organizations (“NRSRO”) rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		December 31, 2022					December 31, 2021
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$53,415	$1	$(4,809)	$48,605	65.0%	$49,226	$—	$6,065	$55,291	63.9%
2	Baa	26,899	—	(3,488)	23,411	31.3	25,110	—	2,112	27,222	31.5
Subtotal investment grade		80,314	1	(8,297)	72,016	96.3	74,336	—	8,177	82,513	95.4
3	Ba	2,301	—	(225)	2,076	2.8	2,584	—	67	2,651	3.1
4	B	660	1	(86)	573	0.8	1,221	3	12	1,230	1.4
5	Caa and lower	120	4	(24)	92	0.1	142	8	(4)	130	0.1
6	In or near default	—	—	—	—	—	4	—	(1)	3	—
Subtotal below investment grade		3,081	5	(335)	2,741	3.7	3,951	11	74	4,014	4.6
Total fixed maturity securities		$83,395	$6	$(8,632)	$74,757	100.0%	$78,287	$11	$8,251	$86,527	100.0%
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
Intercompany Liquidity Facilities
See Notes 9 and 15 of the Notes to the Consolidated Financial Statements for information relating to our intercompany liquidity facilities including obligations outstanding, issuances and repayments.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans.
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At both December 31, 2022 and 2021, we did not pledge any cash collateral to counterparties. At December 31, 2022 and 2021, we were obligated to return cash collateral pledged to us by counterparties of $816 million and $1.6 billion, respectively. The timing of the return of the derivatives collateral is uncertain. We also pledge collateral from time to time in connection with certain funding agreements.
We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $1.0 billion and $593 million at December 31, 2022 and 2021, respectively.
See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding pledged collateral.

Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Generally, our securities lending contracts expire within twelve months of issuance. We were liable for cash collateral under our control of $3.7 billion and $4.6 billion at December 31, 2022 and 2021, respectively.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. There was no non-cash collateral at December 31, 2022. The amount of this non-cash collateral was $2 million at estimated fair value at December 31, 2021.
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
We enter into commitments for the purpose of enhancing the total return on our investment portfolio consisting of commitments to fund partnership investments, bank credit facilities and private corporate bond investments, as well as commitments to lend funds under mortgage loan commitments. We anticipate these commitments could be invested any time over the next five years. See Note 6 of the Notes to the Consolidated Financial Statements. See “Commitments” in Note 13 of the Notes to the Consolidated Financial Statements.
In the normal course of our business, we have provided certain indemnities, guarantees and commitments to third parties such that we may be required to make payments now or in the future. See “Guarantees” in Note 13 of the Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We have an integrated process for managing risk exposures, which is coordinated among our Risk Management, Finance and Investment Departments. The process is designed to assess and manage exposures on a consolidated, company-wide basis. Brighthouse Financial, Inc. has established a Balance Sheet Committee (“BSC”). The BSC is responsible for periodically reviewing all material financial risks to us and, in the event risks exceed desired tolerances, informs the Finance and Risk Committee of the Brighthouse Financial, Inc. Board of Directors, considers possible courses of action and determines how best to resolve or mitigate such risks. In taking such actions, the BSC considers industry best practices and the current economic environment. The BSC also reviews and approves target investment portfolios in order to align them with our liability profile and establishes guidelines and limits for various risk-taking departments, such as the Investment Department. Our Finance Department and our Investment Department, together with Risk Management, are responsible for coordinating our ALM strategies throughout the enterprise. The membership of the BSC is comprised of the following members of Brighthouse Financial’s senior management: Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Investment Officer and Head of Product Strategy and Pricing.
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
Market Risk - Fair Value Exposures
We regularly analyze our market risk exposure to interest rate, equity market price, credit spreads and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We have exposure to market risk through our insurance and annuity operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in estimated fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We may have additional financial impacts other than changes in estimated fair value, which are beyond the scope of this discussion. See “Risk Factors” for additional disclosure regarding our market risk and related sensitivities.
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
Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates using a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, or a 10% change in equity market prices or foreign currency exchange rates. We believe that these changes in market rates and prices are reasonably possible in the near-term. In performing the analysis summarized below, we used market rates as of December 31, 2022. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:
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

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. Our actual losses in any particular period may vary from the amounts indicated in the table below. Limitations related to this sensitivity analysis include:
•interest sensitive liabilities do not include $44.3 billion of insurance contracts at December 31, 2022, which are accounted for on a book value basis. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets;
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
The potential loss in the estimated fair value of our interest rate sensitive financial instruments due to a 100 basis point increase in the yield curve by type of asset and liability was as follows at:

	December 31, 2022
	Notional Amount	Estimated Fair Value (1)	100 Basis Point Increase in the Yield Curve
	(In millions)
Financial assets with interest rate risk
Fixed maturity securities		$74,757	$(5,239)
Mortgage loans		$20,760	(1,217)
Policy loans		$930	(45)
Premiums, reinsurance and other receivables		$6,065	(110)
Embedded derivatives within asset host contracts (2)		$117	(32)
Increase (decrease) in estimated fair value of assets			(6,643)

Financial liabilities with interest rate risk (3)
Policyholder account balances		$30,303	98
Long-term debt		$742	57
Other liabilities		$1,009	(7)
Embedded derivatives within liability host contracts (2)		$5,588	556
(Increase) decrease in estimated fair value of liabilities			704

Derivative instruments with interest rate risk
Interest rate contracts	$59,661	$(2,498)	(1,792)
Equity contracts	$50,138	$119	6
Foreign currency contracts	$5,086	$723	(56)
Increase (decrease) in estimated fair value of derivative instruments			(1,842)
Net change			$(7,781)
_______________
(1)Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contract holder.
(2)Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.

(3)Excludes $44.3 billion of liabilities at carrying value pursuant to insurance contracts reported within future policy benefits and other policy-related balances on the consolidated balance sheet at December 31, 2022. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest rate sensitive assets.
Sensitivity Summary
Sensitivity to a 100 basis point rise in interest rates decreased by $1.2 billion, or 13%, to $7.8 billion at December 31, 2022 from $8.9 billion at December 31, 2021, primarily as a result of a decrease in the estimated fair value of our fixed maturity securities due to higher interest rates, in line with management expectation.
Sensitivity to a 10% rise in equity prices decreased by $122 million, or 14%, to $746 million at December 31, 2022 from $868 million at December 31, 2021.
As discussed above, we economically hedge substantially all of our foreign currency exposure such that sensitivity to changes in foreign currencies is minimal.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Brighthouse Life Insurance Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brighthouse Life Insurance Company and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Liability for Future Policy Benefits– Refer to Notes 1 and 3 to the consolidated financial statements

Critical Audit Matter Description

As of December 31, 2022, the liability for future policy benefits totaled $41.1 billion, and included benefits related to variable annuity contracts with guaranteed benefit riders and universal life insurance contracts with secondary guarantees. Management regularly reviews its assumptions supporting the estimates of these actuarial liabilities and differences between actual experience and the assumptions used in pricing the policies and guarantees may require a change to the assumptions recorded at inception as well as an adjustment to the related liabilities. Updating such assumptions can result in variability of profits or the recognition of losses.

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

Deferred Policy Acquisition Costs (DAC) – Refer to Notes 1 and 4 to the consolidated financial statements

Critical Audit Matter Description

The Company incurs and defers certain costs in connection with acquiring new and renewal insurance business. These deferred costs, amounting to $5.2 billion as of December 31, 2022, are amortized over the expected life of the policy contract in proportion to actual and expected future gross profits, premiums or margins. For deferred annuities and universal life contracts, expected future gross profits utilized in the amortization calculation are derived using assumptions such as separate account and general account investment returns, mortality, in-force or persistency, benefit elections and utilization, and withdrawals. The assumptions used in the calculation of expected future gross profits are reviewed at least annually.

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

Embedded Derivative Liabilities Related to Variable Annuity Guarantees – Refer to Notes 1, 7, and 8 to the consolidated financial statements.

Critical Audit Matter Description

The Company sells index-linked annuities and variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives that are required to be bifurcated from the host contract, separately accounted for, and measured at fair value. As of December 31, 2022, the fair value of the embedded derivative liability associated with certain of the Company’s annuity contracts was $5.6 billion. Management utilizes various assumptions in order to measure the embedded liability including expectations concerning policyholder behavior, mortality and risk margins, as well as changes in the Company’s own nonperformance risk. These assumptions are reviewed at least annually by management, and if they change significantly, the estimated fair value is adjusted by a cumulative charge or credit to net income.

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
March 1, 2023

We have served as the Company’s auditor since 2005.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Balance Sheets
December 31, 2022 and 2021
(In millions, except share and per share data)

	2022	2021
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $83,395 and $78,287, respectively; allowance for credit losses of $6 and $11, respectively)	$74,757	$86,527
Equity securities, at estimated fair value	66	95
Mortgage loans (net of allowance for credit losses of $119 and $123, respectively)	22,877	19,787
Policy loans	898	869
Limited partnerships and limited liability companies	4,774	4,271
Short-term investments, principally at estimated fair value	299	662
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $13, respectively)	2,984	3,324
Total investments	106,655	115,535
Cash and cash equivalents	3,752	3,904
Accrued investment income	868	706
Premiums, reinsurance and other receivables (net of allowance for credit losses of $10 and $10, respectively)	18,854	15,649
Deferred policy acquisition costs and value of business acquired	5,184	4,851
Current income tax recoverable	18	—
Deferred income tax asset	1,580	—
Other assets	360	385
Separate account assets	78,880	106,225
Total assets	$216,151	$247,255
Liabilities and Equity
Liabilities
Future policy benefits	$41,105	$43,589
Policyholder account balances	74,112	66,195
Other policy-related balances	3,146	3,153
Payables for collateral under securities loaned and other transactions	4,547	6,253
Long-term and short-term debt	963	841
Current income tax payable	—	57
Deferred income tax liability	—	981
Other liabilities	6,534	3,850
Separate account liabilities	78,880	106,225
Total liabilities	209,287	231,144
Contingencies, Commitments and Guarantees (Note 13)
Equity
Brighthouse Life Insurance Company’s stockholder’s equity:
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,773	17,773
Retained earnings (deficit)	(5,717)	(5,653)
Accumulated other comprehensive income (loss)	(5,282)	3,901
Total Brighthouse Life Insurance Company’s stockholder’s equity	6,849	16,096
Noncontrolling interests	15	15
Total equity	6,864	16,111
Total liabilities and equity	$216,151	$247,255
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2022, 2021 and 2020
(In millions)

	2022	2021	2020
Revenues
Premiums	$641	$687	$736
Universal life and investment-type product policy fees	2,562	2,986	2,839
Net investment income	4,064	4,815	3,528
Other revenues	403	334	302
Net investment gains (losses)	(240)	(63)	279
Net derivative gains (losses)	402	(2,359)	(132)
Total revenues	7,832	6,400	7,552
Expenses
Policyholder benefits and claims	4,143	3,213	5,689
Interest credited to policyholder account balances	1,414	1,286	1,061
Amortization of deferred policy acquisition costs and value of business acquired	871	105	696
Other expenses	1,675	1,800	1,844
Total expenses	8,103	6,404	9,290
Income (loss) before provision for income tax	(271)	(4)	(1,738)
Provision for income tax expense (benefit)	(208)	(71)	(433)
Net income (loss)	(63)	67	(1,305)
Less: Net income (loss) attributable to noncontrolling interests	1	1	1
Net income (loss) attributable to Brighthouse Life Insurance Company	$(64)	$66	$(1,306)
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2022, 2021 and 2020
(In millions)

	2022	2021	2020
Net income (loss)	$(63)	$67	$(1,305)
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(11,910)	(2,083)	2,854
Unrealized gains (losses) on derivatives	308	158	(70)
Foreign currency translation adjustments	(22)	1	19
Other comprehensive income (loss), before income tax	(11,624)	(1,924)	2,803
Income tax (expense) benefit related to items of other comprehensive income (loss)	2,441	404	(597)
Other comprehensive income (loss), net of income tax	(9,183)	(1,520)	2,206
Comprehensive income (loss)	(9,246)	(1,453)	901
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	1	1	1
Comprehensive income (loss) attributable to Brighthouse Life Insurance Company	$(9,247)	$(1,454)	$900
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Equity
For the Years Ended December 31, 2022, 2021 and 2020
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Life Insurance Company’s Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$75	$19,073	$(3,899)	$3,215	$18,464	$15	$18,479
Cumulative effect of change in accounting principle, net of income tax			(14)	3	(11)		(11)
Balance at January 1, 2020	75	19,073	(3,913)	3,218	18,453	15	18,468
Dividends paid to parent		(750)	(500)		(1,250)		(1,250)
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(1,306)		(1,306)	1	(1,305)
Other comprehensive income (loss), net of income tax				2,203	2,203		2,203
Balance at December 31, 2020	75	18,323	(5,719)	5,421	18,100	15	18,115
Dividends paid to parent		(550)			(550)		(550)
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			66		66	1	67
Other comprehensive income (loss), net of income tax				(1,520)	(1,520)		(1,520)
Balance at December 31, 2021	75	17,773	(5,653)	3,901	16,096	15	16,111
Change in noncontrolling interests					—	(1)	(1)
Net income (loss)			(64)		(64)	1	(63)
Other comprehensive income (loss), net of income tax				(9,183)	(9,183)		(9,183)
Balance at December 31, 2022	$75	$17,773	$(5,717)	$(5,282)	$6,849	$15	$6,864
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2022, 2021 and 2020
(In millions)

	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$(63)	$67	$(1,305)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and accretion of discounts associated with investments, net	(225)	(253)	(257)
(Gains) losses on investments, net	240	63	(279)
(Gains) losses on derivatives, net	(262)	2,004	526
(Income) loss from equity method investments, net of dividends and distributions	109	(987)	(55)
Interest credited to policyholder account balances	1,414	1,286	1,061
Universal life and investment-type product policy fees	(2,562)	(2,986)	(2,839)
Change in accrued investment income	(115)	(45)	(10)
Change in premiums, reinsurance and other receivables	(3,151)	55	(1,382)
Change in deferred policy acquisition costs and value of business acquired, net	446	(387)	290
Change in income tax	(199)	(129)	(290)
Change in other assets	1,724	1,983	1,897
Change in future policy benefits and other policy-related balances	1,624	673	3,523
Change in other liabilities	310	4	249
Net cash provided by (used in) operating activities	(710)	1,348	1,129
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	10,647	12,406	8,322
Equity securities	50	128	66
Mortgage loans	2,075	2,891	1,929
Limited partnerships and limited liability companies	252	271	177
Purchases of:
Fixed maturity securities	(15,720)	(21,036)	(14,209)
Equity securities	(14)	(18)	(17)
Mortgage loans	(5,321)	(6,929)	(2,073)
Limited partnerships and limited liability companies	(814)	(837)	(582)
Cash received in connection with freestanding derivatives	4,439	3,956	6,347
Cash paid in connection with freestanding derivatives	(4,270)	(4,590)	(4,514)
Receipts on loans to affiliate	—	—	100
Issuances of loans to affiliate	(125)	(1)	(100)
Net change in policy loans	(29)	15	(9)
Net change in short-term investments	365	1,223	(391)
Net change in other invested assets	(372)	(24)	30
Net cash provided by (used in) investing activities	$(8,837)	$(12,545)	$(4,924)
See accompanying notes to the consolidated financial statements.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2022, 2021 and 2020
(In millions)

	2022	2021	2020
Cash flows from financing activities
Policyholder account balances:
Deposits	$31,149	$15,498	$9,565
Withdrawals	(19,991)	(4,177)	(3,240)
Net change in payables for collateral under securities loaned and other transactions	(1,706)	1,016	863
Long-term and short-term debt issued	125	—	100
Long-term and short-term debt repaid	(3)	(1)	(102)
Dividends paid to parent	—	(550)	(1,250)
Financing element on certain derivative instruments and other derivative related transactions, net	(178)	(368)	(949)
Other, net	(1)	(1)	(1)
Net cash provided by (used in) financing activities	9,395	11,417	4,986
Change in cash, cash equivalents and restricted cash	(152)	220	1,191
Cash, cash equivalents and restricted cash, beginning of year	3,904	3,684	2,493
Cash, cash equivalents and restricted cash, end of year	$3,752	$3,904	$3,684
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$69	$67	$68
Income tax	$(12)	$53	$(125)
Non-cash transactions:
Transfer of mortgage loans to affiliates	$95	$—	$—
Transfer of limited partnerships and limited liability companies from affiliates	$99	$—	$—
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Policyholder account balances primarily relate to customer deposits on universal life insurance and deferred annuity contracts and are equal to the sum of deposits, plus interest credited, less charges and withdrawals. The Company may also hold additional liabilities for certain guaranteed benefits related to these contracts.
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
Premiums, policy fees, policyholder benefits and expenses are reported net of reinsurance.
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
If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in other liabilities and deposits made are included in premiums, reinsurance and other receivables. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other revenues or other expenses, as appropriate.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The funds withheld liability represents amounts withheld by the Company in accordance with the terms of the reinsurance agreements. Under certain reinsurance agreements, the Company withholds the funds rather than transferring the underlying investments and, as a result, records a funds withheld liability in other liabilities. The Company recognizes interest on funds withheld, included in other expenses, at rates defined by the terms of the agreement which may be contractually specified or directly related to the investment portfolio. Certain funds withheld arrangements may also contain embedded derivatives measured at fair value that are related to the investment return on the assets withheld.
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
Investments
Net Investment Income and Net Investment Gains (Losses)
Income from investments is reported in net investment income, unless otherwise stated herein. Gains and losses on sales of investments, impairment losses and changes in valuation allowances are reported in net investment gains (losses), unless otherwise stated herein.
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
The Company regularly evaluates fixed maturity securities for declines in fair value to determine if a credit loss exists. This evaluation is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value including, but not limited to an analysis of the gross unrealized losses by severity and financial condition of the issuer.
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
Short-term Investments
Short-term investments include securities and other investments with remaining maturities of one year or less, but greater than three months, at the time of purchase and are stated at estimated fair value or amortized cost, which approximates estimated fair value. The Company’s short-term investments generally involve large dollar amounts that turn over quickly and have short maturities. For the year ended December 31, 2022, gross cash receipts from sales and purchases of short-term investments were $976 million and $611 million, respectively.
Other Invested Assets
Other invested assets consist principally of freestanding derivatives with positive estimated fair values which are described in “— Derivatives” below.
Securities Lending Program
Securities lending transactions whereby blocks of securities are loaned to third parties, primarily brokerage firms and commercial banks, are treated as financing arrangements and the associated liability is recorded at the amount of cash received. Income and expenses associated with securities lending transactions are reported as investment income and investment expense, respectively, in net investment income.

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
Funding Agreements
The Company established liabilities for funding agreements associated with the Company’s institutional spread margin business, which are equal to the unpaid principal balance, adjusted for any unamortized premium or discount. Liabilities related to funding agreements are reported in policyholder account balances.
Derivatives
Freestanding Derivatives
Freestanding derivatives are carried at estimated fair value on the Company’s balance sheet either as assets in other invested assets or as liabilities in other liabilities. The Company does not offset the estimated fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement.
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
The Company has certain insurance and reinsurance contracts that contain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. These host contracts include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; index-linked annuities that are directly written or assumed through reinsurance; and ceded reinsurance of variable annuity GMIBs. Embedded derivatives within asset host contracts are reported in premiums, reinsurance and other receivables. Embedded derivatives within liability host contracts are reported in policyholder account balances. Changes in the estimated fair value of the embedded derivative are reported in net derivative gains (losses).
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
Separate Accounts
Separate accounts underlying the Company’s variable life and annuity contracts are reported at fair value. Assets in separate accounts supporting the contract liabilities are legally insulated from the Company’s general account liabilities. Investments in these separate accounts are directed by the contract holder and all investment performance, net of contract fees and assessments, is passed through to the contract holder. Investment performance and the corresponding amounts credited to contract holders of such separate accounts are offset in the same line on the statements of operations.
Separate accounts that do not pass all investment performance to the contract holder, including those underlying certain index-linked annuities, are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses. The accounting for investments in these separate accounts is consistent with the methodologies described herein for similar financial instruments held in the general account.
The Company receives asset-based distribution and service fees from mutual funds available to the variable life and annuity contract holders as investment options in its separate accounts. These fees are recognized in the period in which the related services are performed and are included in other revenues.
Income Tax
The Company’s income tax provision was prepared following the modified separate return method. The modified separate return method applies the Accounting Standards Codification 740 — Income Taxes (“ASC 740”) to the standalone financial statements of each member of the consolidated group as if the member were a separate taxpayer and a standalone enterprise, after providing benefits for losses. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions. Current and deferred income taxes included herein and attributable to periods up until the Company’s separation from MetLife, Inc. (“Separation”) have been allocated to the Company in a manner that is systematic, rational and consistent with the asset and liability method prescribed by ASC 740.
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
On August 16, 2022, the Inflation Reduction Act was signed into law by President Biden. The Inflation Reduction Act establishes a 15% corporate alternative minimum tax (“CAMT”) for corporations whose average annual adjusted financial statement income for any consecutive three–tax year period ending after December 31, 2021, and preceding the tax year exceeds $1 billion. The provision is effective for tax years beginning after December 31, 2022. The Company elects not to consider any future effects resulting from potential applicability of the CAMT when assessing the valuation allowance for regular deferred taxes.
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
The Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded on the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Unrecognized tax benefits due to tax uncertainties that do not meet the threshold are included in other liabilities and are charged to earnings in the period that such determination is made.
The Company classifies interest recognized as interest expense and penalties recognized as a component of income tax expense.
Litigation and Other Loss Contingencies
The Company is a party to or involved in a number of legal disputes, including litigation matters and disputes or other matters involving third parties (e.g., vendors, reinsurers or tax or other authorities), and are subject in the ordinary course to a number of regulatory examinations and investigations. The Company reviews relevant information with respect to litigation and other loss contingencies related to these matters and establishes liabilities when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Legal costs are recognized as incurred.
In matters where it is not probable, but it is reasonably possible that a loss will be incurred and the amount of loss can be reasonably estimated, such losses or range of losses are disclosed, and no accrual is made. In the absence of sufficient information to support an assessment of a reasonably possible loss or range of loss, no accrual is made and no loss or range of loss is disclosed.
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
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted as of December 31, 2022.
Future Adoption of New Accounting Pronouncements
In August 2018, the FASB issued new guidance on long-duration contracts (ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“LDTI”)). LDTI is effective for fiscal years beginning after January 1, 2023. LDTI will result in significant changes to the measurement, presentation and disclosure requirements for long-duration insurance contracts. A summary of the most significant changes is provided below:
(1) Guaranteed benefits associated with variable annuity and certain fixed annuity contracts will be classified and reported separately on the consolidated balance sheets as market risk benefits (“MRB”). MRBs will be measured at fair value through net income and reported separately on the consolidated statements of operations, except for instrument-specific credit risk changes, which will be recognized in OCI.
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
(5) There will be a significant increase in required disclosures, including disaggregated roll-forwards of insurance contract assets and liabilities supplemented by qualitative and quantitative information regarding the cash flows, assumptions, methods and judgements used to measure those balances.
LDTI will be applied to the earliest period reported in the financial statements, making the transition date January 1, 2021. The MRB changes are required to be applied on a retrospective basis, while the changes for insurance liability assumption updates and DAC amortization will be applied to existing carrying amounts on the transition date.
LDTI will have a significant impact on the Company’s financial statements upon adoption and is expected to change the pattern and market sensitivity of the Company’s earnings after the transition date. The most significant impact will be the requirement that all variable annuity guarantees be considered MRBs and measured at fair value, because a significant amount of variable annuity guarantees are classified as insurance liabilities under current GAAP. The impacts to the financial statements are highly dependent on market conditions, especially interest rates.
The Company estimates the impact of LDTI adoption as of January 1, 2021 (the transition date) will be to reduce opening stockholder’s equity by $8 billion — $10 billion, and total stockholder’s equity excluding accumulated other comprehensive income by $5 billion — $6 billion. The impact of LDTI to total stockholder’s equity as of December 31, 2021 is estimated to be a reduction of $6 billion — $8 billion, and a reduction to total stockholder’s equity excluding accumulated other comprehensive income of $3 billion — $4 billion. The impact of LDTI on net income for the year ended December 31, 2021 is estimated to be an increase of $1 billion — $2 billion. The changes from the adoption of LDTI are primarily driven by the MRB changes and to a lesser extent the requirement to update the discount rate quarterly in the measurement of the liability for traditional long-duration contracts. Based on prevailing interest rates at December 31, 2022, the Company expects the impact of LDTI to total stockholder’s equity as of December 31, 2022 to be significantly lower as compared to such impact as of December 31, 2021.
The Company has made significant progress toward adopting the new guidance, including updating systems, validating computations, establishing proper controls, finalizing accounting policies and preparing financial disclosures. Implementation remains in process as of December 31, 2022 as the Company continues to refine its internal controls and processes in advance of formal implementation for the reporting of first quarter of 2023 results.

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
•Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets; and
•Amortization of DAC and VOBA related to (i) net investment gains (losses), (ii) net derivative gains (losses) and (iii) GMIB Fees and GMIB Costs.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Year Ended December 31, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,093	$(101)	$(367)	$(94)	$531
Provision for income tax expense (benefit)	202	(23)	(78)	(141)	(40)
Post-tax adjusted earnings	891	(78)	(289)	47	571
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$891	$(78)	$(289)	$46	570
Adjustments for:
Net investment gains (losses)					(240)
Net derivative gains (losses)					402
Other adjustments to net income (loss)					(964)
Provision for income tax (expense) benefit					168
Net income (loss) attributable to Brighthouse Life Insurance Company					$(64)

Interest revenue	$2,254	$380	$1,166	$335
Interest expense	$—	$—	$—	$70

	Year Ended December 31, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,762	$442	$243	$(284)	$2,163
Provision for income tax expense (benefit)	340	93	53	(104)	382
Post-tax adjusted earnings	1,422	349	190	(180)	1,781
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$1,422	$349	$190	$(181)	1,780
Adjustments for:
Net investment gains (losses)					(63)
Net derivative gains (losses)					(2,359)
Other adjustments to net income (loss)					255
Provision for income tax (expense) benefit					453
Net income (loss) attributable to Brighthouse Life Insurance Company					$66

Interest revenue	$2,207	$618	$1,910	$101
Interest expense	$—	$—	$—	$67

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)

	Year Ended December 31, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,383	$23	$(1,655)	$(369)	$(618)
Provision for income tax expense (benefit)	257	3	(356)	(102)	(198)
Post-tax adjusted earnings	1,126	20	(1,299)	(267)	(420)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$1,126	$20	$(1,299)	$(268)	(421)
Adjustments for:
Net investment gains (losses)					279
Net derivative gains (losses)					(132)
Other adjustments to net income (loss)					(1,267)
Provision for income tax (expense) benefit					235
Net income (loss) attributable to Brighthouse Life Insurance Company					$(1,306)

Interest revenue	$1,811	$403	$1,269	$62
Interest expense	$—	$—	$—	$68
Total revenues by segment, as well as Corporate & Other, were as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Annuities	$4,388	$4,602	$4,005
Life	903	1,264	1,081
Run-off	1,807	2,555	1,937
Corporate & Other	408	180	148
Adjustments	326	(2,201)	381
Total	$7,832	$6,400	$7,552
Total assets by segment, as well as Corporate & Other, were as follows at:

	December 31,
	2022	2021
	(In millions)
Annuities	$148,346	$174,489
Life	17,883	18,190
Run-off	27,822	37,069
Corporate & Other	22,100	17,507
Total	$216,151	$247,255

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Annuity products	$2,372	$2,640	$2,448
Life insurance products	1,227	1,359	1,418
Other products	7	8	11
Total	$3,606	$4,007	$3,877
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2022, 2021 and 2020.
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
Participating whole life insurance uses an interest assumption based upon a non-forfeiture interest rate of 4% and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both December 31, 2022 and 2021, and 40%, 39% and 40% of gross traditional life insurance premiums for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Information regarding the liabilities for guarantees (excluding policyholder account balances and embedded derivatives) relating to variable annuity contracts and universal and variable life insurance contracts was as follows:

	Variable Annuity Contracts		Universal and Variable Life Contracts
	GMDBs	GMIBs	Secondary Guarantees	Total
	(In millions)
Direct
Balance at January 1, 2020	$1,596	$3,076	$5,589	$10,261
Incurred guaranteed benefits	128	1,089	1,244	2,461
Paid guaranteed benefits	(103)	—	(169)	(272)
Balance at December 31, 2020	1,621	4,165	6,664	12,450
Incurred guaranteed benefits	294	(8)	686	972
Paid guaranteed benefits	(77)	—	(275)	(352)
Balance at December 31, 2021	1,838	4,157	7,075	13,070
Incurred guaranteed benefits	525	647	263	1,435
Paid guaranteed benefits	(60)	—	(434)	(494)
Balance at December 31, 2022	$2,303	$4,804	$6,904	$14,011
Net Ceded/(Assumed)
Balance at January 1, 2020	$(15)	$(51)	$1,083	$1,017
Incurred guaranteed benefits	95	(21)	102	176
Paid guaranteed benefits	(101)	—	(39)	(140)
Balance at December 31, 2020	(21)	(72)	1,146	1,053
Incurred guaranteed benefits	70	7	100	177
Paid guaranteed benefits	(75)	—	(39)	(114)
Balance at December 31, 2021	(26)	(65)	1,207	1,116
Incurred guaranteed benefits	31	(6)	181	206
Paid guaranteed benefits	(37)	—	(76)	(113)
Balance at December 31, 2022	$(32)	$(71)	$1,312	$1,209
Net
Balance at January 1, 2020	$1,611	$3,127	$4,506	$9,244
Incurred guaranteed benefits	33	1,110	1,142	2,285
Paid guaranteed benefits	(2)	—	(130)	(132)
Balance at December 31, 2020	1,642	4,237	5,518	11,397
Incurred guaranteed benefits	224	(15)	586	795
Paid guaranteed benefits	(2)	—	(236)	(238)
Balance at December 31, 2021	1,864	4,222	5,868	11,954
Incurred guaranteed benefits	494	653	82	1,229
Paid guaranteed benefits	(23)	—	(358)	(381)
Balance at December 31, 2022	$2,335	$4,875	$5,592	$12,802

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
3. Insurance (continued)
Information regarding the Company’s guarantee exposure was as follows at:

	December 31,
	2022				2021
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$79,359		$41,855		$105,784		$56,966
Separate account value	$74,845		$40,861		$101,108		$55,910
Net amount at risk	$16,334	(4)	$4,777	(5)	$6,315	(4)	$4,992	(5)
Average attained age of contract holders	72 years		71 years		71 years		71 years

	December 31,
	2022	2021
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,242	$5,518
Net amount at risk (6)	$65,473	$67,248
Average attained age of policyholders	69 years	68 years

Variable Life Contracts
Total account value (3)	$1,169	$1,448
Net amount at risk (6)	$10,149	$10,508
Average attained age of policyholders	48 years	47 years
_______________
(1)The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
(2)Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk reported reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 5 for a discussion of guaranteed minimum benefits which have been reinsured.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
3. Insurance (continued)
Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2022	2021
	(In millions)
Fund Groupings:
Balanced	$45,702	$62,553
Equity	21,979	30,185
Bond	6,749	8,510
Money Market	15	15
Total	$74,445	$101,263
Obligations Under Funding Agreements
Institutional Spread Margin Business
Brighthouse Life Insurance Company has issued unsecured fixed and floating rate funding agreements to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. The Company had obligations outstanding under these funding agreements of $5.5 billion and $4.7 billion at December 31, 2022 and 2021, respectively.
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Home Loan Bank (“FHLB”) of Atlanta. The Company had obligations outstanding under this program of $3.9 billion and $900 million at December 31, 2022 and 2021, respectively. Funding agreements are issued to FHLBs in exchange for cash, for which the FHLBs have been granted liens on certain assets, some of which are in their custody to collateralize the Company’s obligations under the funding agreements. The Company is permitted to withdraw any portion of the collateral in the custody of the FHLBs as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by the Company, the FHLBs’ recovery on the collateral is limited to the amount of the Company’s liabilities to the FHLBs. See Note 6 for information on invested assets pledged as collateral in connection with funding agreements.
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”). The Company had obligations outstanding under this program of $700 million and $125 million at December 31, 2022 and 2021, respectively. Funding agreements are issued to Farmer Mac in exchange for cash, for which Farmer Mac have been granted liens on certain assets to collateralize the Company’s obligations under the funding agreements. Upon any event of default by the Company, Farmer Mac’s recovery on the collateral is limited to the amount of the Company’s liabilities to Farmer Mac. See Note 6 for information on invested assets pledged as collateral in connection with funding agreements.
Inactive Funding Agreement Programs
Brighthouse Life Insurance Company has obligations outstanding under inactive funding agreement programs of $525 million and $634 million at December 31, 2022 and 2021, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
4. Deferred Policy Acquisition Costs, Value of Business Acquired and Deferred Sales Inducements
See Note 1 for a description of capitalized acquisition costs.
Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
DAC:
Balance at January 1,	$4,339	$3,870	$4,327
Capitalizations	425	492	406
Amortization related to net investment gains (losses) and net derivative gains (losses)	(381)	68	105
All other amortization	(427)	(179)	(776)
Total amortization	(808)	(111)	(671)
Unrealized investment gains (losses)	655	88	(192)
Balance at December 31,	4,611	4,339	3,870
VOBA:
Balance at January 1,	512	487	482
Amortization	(63)	6	(25)
Unrealized investment gains (losses)	124	19	30
Balance at December 31,	573	512	487
Total DAC and VOBA:
Balance at December 31,	$5,184	$4,851	$4,357
The estimated future VOBA amortization expense to be reported in other expenses for the next five years is $58 million in 2023, $52 million in 2024, $46 million in 2025, $41 million in 2026 and $37 million in 2027.
Information regarding DSI was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
DSI:
Balance at January 1,	$293	$295	$362
Capitalization	1	1	2
Amortization	(15)	(3)	(69)
Balance at December 31,	$279	$293	$295
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
Corporate & Other
The Company reinsures, through 100% quota share reinsurance agreements, certain run-off long-term care and workers’ compensation business written by the Company. At December 31, 2022, the Company had $6.5 billion of reinsurance recoverables associated with its reinsured long-term care business. The reinsurer has established trust accounts for the Company’s benefit to secure their obligations under the reinsurance agreements. Additionally, the Company is indemnified for losses and certain other payment obligations it might incur with respect to such reinsured long-term care insurance business.
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
The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at both December 31, 2022 and 2021, were not significant. The Company had $6.1 billion and $5.8 billion of unsecured reinsurance recoverable balances with third-party reinsurers at December 31, 2022 and 2021, respectively.
The Company records an allowance for credit losses which is a valuation account that reduces reinsurance recoverable balances to present the net amount expected to be collected from reinsurers. When assessing the creditworthiness of the Company’s reinsurance recoverable balances, beyond the analysis of individual claims disputes, the Company considers the financial strength of its reinsurers using public ratings and ratings reports, current existing credit enhancements to reinsurance agreements and the statutory and GAAP financial statements of the reinsurers. Impairments are then determined based on probable and estimable defaults. The Company had an allowance for credit losses of $10 million on its reinsurance recoverable balances at both December 31, 2022 and 2021.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
5. Reinsurance (continued)
At December 31, 2022, the Company had $17.7 billion of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $15.6 billion, or 88%, were with the Company’s five largest ceded reinsurers, including $4.2 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2021, the Company had $14.9 billion of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $12.9 billion, or 87%, were with the Company’s five largest ceded reinsurers, including $4.0 billion of net ceded reinsurance recoverables which were unsecured.
The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Premiums
Direct premiums	$1,321	$1,398	$1,466
Reinsurance assumed	8	(10)	12
Reinsurance ceded	(688)	(701)	(742)
Net premiums	$641	$687	$736
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$3,209	$3,533	$3,376
Reinsurance assumed	52	50	55
Reinsurance ceded	(699)	(597)	(592)
Net universal life and investment-type product policy fees	$2,562	$2,986	$2,839
Other revenues
Direct other revenues	$220	$262	$239
Reinsurance assumed	3	6	18
Reinsurance ceded	180	66	45
Net other revenues	$403	$334	$302
Policyholder benefits and claims
Direct policyholder benefits and claims	$6,025	$4,677	$7,445
Reinsurance assumed	152	125	158
Reinsurance ceded	(2,034)	(1,589)	(1,914)
Net policyholder benefits and claims	$4,143	$3,213	$5,689
Other expenses
Direct other expenses	$1,756	$1,815	$1,851
Reinsurance assumed	(17)	(5)	2
Reinsurance ceded	(64)	(10)	(9)
Net other expenses	$1,675	$1,800	$1,844

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
5. Reinsurance (continued)
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2022				2021
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$463	$29	$18,362	$18,854	$434	$17	$15,198	$15,649
Liabilities
Future policy benefits	$40,863	$242	$—	$41,105	$43,346	$243	$—	$43,589
Policyholder account balances	$69,633	$4,479	$—	$74,112	$62,080	$4,115	$—	$66,195
Other policy-related balances	$1,518	$1,628	$—	$3,146	$1,500	$1,653	$—	$3,153
Other liabilities	$5,061	$40	$1,433	$6,534	$2,618	$58	$1,174	$3,850
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $5.8 billion and $3.1 billion at December 31, 2022 and 2021, respectively. The deposit liabilities on reinsurance were $4.0 billion and $3.4 billion at December 31, 2022 and 2021, respectively.
Related Party Reinsurance Transactions
Information regarding the significant effects of assumed reinsurance with NELICO included on the consolidated statements of operations was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Premiums	$2	$2	$2
Universal life and investment-type product policy fees	$6	$6	$7
Other revenues	$2	$2	$2
Policyholder benefits and claims	$51	$25	$55
Other expenses	$(23)	$(28)	$(21)
Information regarding the significant effects of assumed reinsurance with NELICO included on the consolidated balance sheets was as follows at:

	December 31,
	2022	2021
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$29	$26
Liabilities
Future policy benefits	$137	$119
Policyholder account balances	$285	$427
Other policy-related balances	$11	$9
Other liabilities	$30	$26

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
5. Reinsurance (continued)
The Company assumes risks from NELICO related to guaranteed minimum benefits written directly by the cedent. The assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the agreements are included within policyholder account balances and were $285 million and $427 million at December 31, 2022 and 2021, respectively. Net derivative gains (losses) associated with the embedded derivatives were $144 million, $172 million and ($151) million for the years ended December 31, 2022, 2021 and 2020, respectively.
Related party reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. There were no deposit assets on related party reinsurance at both December 31, 2022 and 2021. The deposit liabilities on related party reinsurance were $142 million and $157 million at December 31, 2022 and 2021, respectively.
6. Investments
See Notes 1 and 8 for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	December 31, 2022					December 31, 2021
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$36,399	$1	$200	$4,436	$32,162	$34,773	$2	$3,890	$187	$38,474
Foreign corporate	12,368	1	37	1,912	10,492	10,813	7	902	103	11,605
U.S. government and agency	8,195	—	299	596	7,898	7,188	—	2,040	60	9,168
RMBS	8,384	1	44	936	7,491	8,838	—	433	51	9,220
CMBS	7,239	3	—	699	6,537	6,890	2	329	24	7,193
ABS	5,647	—	3	295	5,355	4,255	—	34	14	4,275
State and political subdivision	4,015	—	120	394	3,741	3,937	—	829	6	4,760
Foreign government	1,148	—	39	106	1,081	1,593	—	244	5	1,832
Total fixed maturity securities	$83,395	$6	$742	$9,374	$74,757	$78,287	$11	$8,701	$450	$86,527
The Company did not hold non-income producing fixed maturity securities at December 31, 2022. The Company held non-income producing fixed maturity securities with an estimated fair value of $3 million at December 31, 2021.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2022:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,010	$13,547	$16,818	$30,750	$21,270	$83,395
Estimated fair value	$996	$12,836	$14,853	$26,689	$19,383	$74,757
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

	December 31, 2022				December 31, 2021
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$24,163	$3,279	$3,915	$1,157	$5,051	$111	$887	$76
Foreign corporate	8,219	1,407	1,560	505	2,016	60	305	43
U.S. government and agency	3,037	259	1,146	337	1,712	40	222	20
RMBS	4,693	489	2,245	447	3,481	50	32	1
CMBS	5,524	534	961	165	1,390	21	95	3
ABS	3,347	159	1,728	136	2,454	13	93	1
State and political subdivision	2,026	313	239	81	347	6	6	—
Foreign government	779	98	21	8	278	4	18	1
Total fixed maturity securities	$51,788	$6,538	$11,815	$2,836	$16,729	$305	$1,658	$145
Total number of securities in an unrealized loss position	7,261		2,018		2,423		368
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $595 million and $527 million at December 31, 2022 and 2021, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $6 million, relating to nineteen securities at December 31, 2022. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Allowance for Credit Losses for Fixed Maturity Securities
The allowance for credit losses for fixed maturity securities was $6 million and $11 million at December 31, 2022 and 2021, respectively. During the period, the change in allowance for fixed maturity securities by sector was immaterial. The Company recorded total write-offs of $10 million and $5 million for December 31, 2022 and 2021, respectively.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2022		2021
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,547	59.2%	$12,159	61.4%
Agricultural	4,333	18.9	4,128	20.9
Residential	5,116	22.4	3,623	18.3
Total mortgage loans (1)	22,996	100.5	19,910	100.6
Allowance for credit losses	(119)	(0.5)	(123)	(0.6)
Total mortgage loans, net	$22,877	100.0%	$19,787	100.0%
_______________
(1)    Purchases of mortgage loans from third parties were $2.2 billion and $2.1 billion for the years ended December 31, 2022 and 2021, respectively, and were primarily comprised of residential mortgage loans.

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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $115 million and $95 million at December 31, 2022 and 2021, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1, 2020	$27	$16	$21	$64
Current period provision	17	(1)	14	30
Balance at December 31, 2020	44	15	35	94
Current period provision	23	(3)	7	27
PCD credit allowance	—	—	2	2
Balance at December 31, 2021	67	12	44	123
Current period provision	5	3	11	19
Charge-offs, net of recoveries	(23)	—	—	(23)
Balance at December 31, 2022	$49	$15	$55	$119
PCD Mortgage Loans
Purchases of PCD mortgage loans are summarized as follows:

	December 31,
	2022	2021
	(In millions)
Purchase price	$62	$462
Allowance at acquisition date	—	2
Discount or premium attributable to other factors	7	(29)
Par value	$69	$435

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2022	2021	2020	2019	2018	Prior	Total
	(In millions)
December 31, 2022
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$1,916	$2,819	$405	$1,493	$888	$3,624	$11,145
65% to 75%	503	354	—	271	367	402	1,897
76% to 80%	—	18	40	90	65	48	261
Greater than 80%	—	—	—	25	57	162	244
Total commercial mortgage loans	2,419	3,191	445	1,879	1,377	4,236	13,547

Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	532	1,163	418	496	643	710	3,962
65% to 75%	148	90	59	56	1	16	370
Greater than 80%	—	—	—	—	1	—	1
Total agricultural mortgage loans	680	1,253	477	552	645	726	4,333

Residential mortgage loans
Performing	1,266	1,745	167	215	168	1,491	5,052
Nonperforming	4	8	—	2	1	49	64
Total residential mortgage loans	1,270	1,753	167	217	169	1,540	5,116
Total	$4,369	$6,197	$1,089	$2,648	$2,191	$6,502	$22,996

	2021	2020	2019	2018	2017	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	December 31,
	2022		2021
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$12,132	89.6%	$10,263	84.4%
1.00x - 1.20x	589	4.3	595	4.9
Less than 1.00x	826	6.1	1,301	10.7
Total	$13,547	100.0%	$12,159	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both December 31, 2022 and 2021. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	December 31,
	2022				2021
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$13,547	$4,314	$5,041	$22,902	$12,159	$4,128	$3,550	$19,837
30-59 days past due	—	—	11	11	—	—	14	14
60-89 days past due	—	—	16	16	—	—	14	14
90-179 days past due	—	3	31	34	—	—	29	29
180+ days past due	—	16	17	33	—	—	16	16
Total	$13,547	$4,333	$5,116	$22,996	$12,159	$4,128	$3,623	$19,910

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
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
December 31, 2022	$11	$3	$64	$78
December 31, 2021	$—	$—	$59	$59
_______________
(1)All mortgage loans in nonaccrual status had an allowance for credit losses at both December 31, 2022 and 2021.
Current period investment income on mortgage loans in nonaccrual status was $2 million and $1 million for the years ended December 31, 2022 and 2021, respectively.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have a significant amount of mortgage loans modified in a TDR during both years ended December 31, 2022 and 2021.
Other Invested Assets
Over 75% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 7 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes the Company’s investment in company-owned life insurance, FHLB stock, the intercompany lending facility, tax credit and renewable energy partnerships and leveraged leases.
Leveraged Leases
The carrying value of leveraged leases was $48 million and $49 million at December 31, 2022 and 2021, respectively. The allowance for credit losses was $13 million, at both December 31, 2022 and 2021. Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 10 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. Nonperforming rental receivables are generally defined as those that are 90 days or more past due. At both December 31, 2022 and 2021, all leveraged leases were performing.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, VOBA and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in accumulated other comprehensive income (loss) (“AOCI”).

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Fixed maturity securities	$(8,632)	$8,251	$11,818
Derivatives	628	320	162
Other	(7)	(27)	(16)
Subtotal	(8,011)	8,544	11,964
Amounts allocated from:
Future policy benefits	964	(3,210)	(4,598)
DAC and VOBA	392	(387)	(494)
Subtotal	1,356	(3,597)	(5,092)
Deferred income tax benefit (expense)	1,398	(1,039)	(1,443)
Net unrealized investment gains (losses)	$(5,257)	$3,908	$5,429
The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Balance at January 1,	$3,908	$5,429	$3,229
Unrealized investment gains (losses) during the year	(16,555)	(3,420)	4,853
Unrealized investment gains (losses) relating to:
Future policy benefits	4,174	1,388	(1,907)
DAC and VOBA	779	107	(162)
Deferred income tax benefit (expense)	2,437	404	(584)
Balance at December 31,	$(5,257)	$3,908	$5,429
Change in net unrealized investment gains (losses)	$(9,165)	$(1,521)	$2,200
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2022 and 2021.
Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2022	2021
	(In millions)
Securities on loan: (1)
Amortized cost	$3,995	$3,573
Estimated fair value	$3,638	$4,539
Cash collateral received from counterparties (2)	$3,731	$4,611
Securities collateral received from counterparties (3)	$—	$2
Reinvestment portfolio — estimated fair value	$3,603	$4,730
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
(3)Securities collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reported on the consolidated financial statements.

The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	December 31, 2022				December 31, 2021
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$640	$1,527	$984	$3,151	$1,094	$2,125	$1,391	$4,610
U.S. corporate	2	410	—	412	1	—	—	1
Foreign corporate	—	152	—	152	—	—	—	—
Foreign government	—	16	—	16	—	—	—	—
Total	$642	$2,105	$984	$3,731	$1,095	$2,125	$1,391	$4,611
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2022 was $627 million, comprised of U.S. government and agency and U.S. corporate securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including ABS, agency RMBS, U.S. government and agency securities, U.S. and foreign corporate securities, non-agency RMBS and CMBS) with 56% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at December 31, 2022. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	December 31,
	2022	2021
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$7,996	$9,996
Invested assets held in trust (reinsurance agreements) (2)	5,592	6,023
Invested assets pledged as collateral (3)	13,920	5,116
Total invested assets on deposit, held in trust and pledged as collateral	$27,508	$21,135
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $21 million and $25 million of the assets on deposit represents restricted cash and cash equivalents at December 31, 2022 and 2021, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $233 million and $118 million of the assets held in trust balance represents restricted cash and cash equivalents at December 31, 2022 and 2021, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3) and derivative transactions (see Note 7).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $201 million and $70 million at redemption value at December 31, 2022 and 2021, respectively.
Collectively Significant Equity Method Investments
The Company holds investments in limited partnerships and LLCs consisting of leveraged buy-out funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $4.8 billion at December 31, 2022. The Company’s maximum exposure to loss related to these equity method investments is the carrying value of these investments plus unfunded commitments of $1.6 billion at December 31, 2022. The Company’s investments in limited partnerships and LLCs are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for each of the years ended December 31, 2022, 2021 and 2020. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of and for the years ended December 31, 2022, 2021 and 2020. Aggregate total assets of these entities totaled $879.8 billion and $811.7 billion at December 31, 2022 and 2021, respectively. Aggregate total liabilities of these entities totaled $109.2 billion and $103.2 billion at December 31, 2022 and 2021, respectively. Aggregate net income (loss) of these entities totaled ($12.8) billion, $22.6 billion and $37.7 billion for the years ended December 31, 2022, 2021 and 2020, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either December 31, 2022 or 2021.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	December 31,
	2022		2021
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$15,781	$17,334	$16,326	$15,659
Limited partnerships and LLCs	4,123	5,478	3,666	5,101
Total	$19,904	$22,812	$19,992	$20,760
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Investment income:
Fixed maturity securities	$3,044	$2,794	$2,659
Equity securities	2	5	6
Mortgage loans	840	686	663
Policy loans	42	41	34
Limited partnerships and LLCs (1)	263	1,391	240
Cash, cash equivalents and short-term investments	56	3	41
Other	66	42	52
Total investment income	4,313	4,962	3,695
Less: Investment expenses	249	147	167
Net investment income	$4,064	$4,815	$3,528
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $170 million, $1.3 billion and $225 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Fixed maturity securities	$(188)	$(22)	$298
Equity securities	(12)	—	—
Mortgage loans	(20)	(29)	(27)
Limited partnerships and LLCs	(20)	—	(3)
Other	—	(12)	11
Total net investment gains (losses)	$(240)	$(63)	$279
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($18) million, $0 and $7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Proceeds	$6,557	$6,201	$3,201
Gross investment gains	$55	$96	$389
Gross investment losses	(236)	(100)	(76)
Net investment gains (losses)	$(181)	$(4)	$313
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
Interest rate floors: The Company uses interest rate floors to protect against a decline in interest rates on floating rate assets in the Company’s institutional spread margin business. Interest rate floors are used in non-qualifying hedging relationships.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount, and estimated fair value of derivatives held were as follows at:

		December 31,
		2022			2021
		Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
	Primary Underlying Risk Exposure		Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$60	$—	$12	$180	$30	$—
Foreign currency swaps	Foreign currency exchange rate	3,981	584	8	3,237	220	22
Total qualifying hedges		4,041	584	20	3,417	250	22
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	3,145	98	46	2,595	325	17
Interest rate floors	Interest rate	3,250	12	3	—	—	—
Interest rate caps	Interest rate	6,350	137	43	5,100	29	4
Interest rate options	Interest rate	28,688	22	232	8,050	83	—
Interest rate forwards	Interest rate	18,168	35	2,466	9,808	627	109
Foreign currency swaps	Foreign currency exchange rate	810	147	—	956	94	21
Foreign currency forwards	Foreign currency exchange rate	295	1	1	288	—	4
Credit default swaps — written	Credit	1,757	18	2	1,724	39	1
Credit default swaptions	Credit	100	—	—	150	—	—
Equity index options	Equity market	17,229	697	351	24,692	1,155	877
Equity variance swaps	Equity market	—	—	—	281	9	1
Equity total return swaps	Equity market	32,909	520	747	32,719	493	588
Hybrid options	Equity market	—	—	—	900	8	—
Total non-designated or non-qualifying derivatives		112,701	1,687	3,891	87,263	2,862	1,622
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	117	—	N/A	186	—
Direct index-linked annuities	Other	N/A	—	3,564	N/A	—	6,211
Direct guaranteed minimum benefits	Other	N/A	—	1,371	N/A	—	1,725
Assumed guaranteed minimum benefits	Other	N/A	—	285	N/A	—	427
Assumed index-linked annuities	Other	N/A	—	368	N/A	—	437
Total embedded derivatives		N/A	117	5,588	N/A	186	8,800
Total		$116,742	$2,388	$9,499	$90,680	$3,298	$10,444
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2022 and 2021. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Derivatives (continued)
The amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items reported in net derivative gains (losses) were as follows:

	Year Ended December 31, 2022
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$5	$—	$4	$(50)
Foreign currency exchange rate	12	(11)	52	379
Total cash flow hedges	17	(11)	56	329
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(4,001)	—	—	—
Foreign currency exchange rate	95	(16)	—	—
Credit	(2)	—	—	—
Equity market	590	—	—	—
Embedded	3,730	—	—	—
Total non-qualifying hedges	412	(16)	—	—
Total	$429	$(27)	$56	$329

	Year Ended December 31, 2021
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$2	$—	$3	$(20)
Foreign currency exchange rate	7	(3)	34	190
Total cash flow hedges	9	(3)	37	170
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(717)	—	—	—
Foreign currency exchange rate	48	2	—	—
Credit	17	—	—	—
Equity market	(486)	—	—	—
Embedded	(1,229)	—	—	—
Total non-qualifying hedges	(2,367)	2	—	—
Total	$(2,358)	$(1)	$37	$170

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Derivatives (continued)

	Year Ended December 31, 2020
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$2	$—	$3	$77
Foreign currency exchange rate	13	(6)	36	(129)
Total cash flow hedges	15	(6)	39	(52)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	3,557	—	—	—
Foreign currency exchange rate	(17)	(7)	—	—
Credit	18	—	—	—
Equity market	(1,367)	—	—	—
Embedded	(2,325)	—	—	—
Total non-qualifying hedges	(134)	(7)	—	—
Total	$(119)	$(13)	$39	$(52)
At December 31, 2022 and 2021, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions was one year and two years, respectively.
At December 31, 2022 and 2021, the balance in AOCI associated with cash flow hedges was $628 million and $320 million, respectively.
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
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	December 31,
	2022			2021
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$7	$544	2.2	$12	$589	2.4
Baa	8	1,185	5.0	27	1,131	5.0
Ba	2	24	4.0	—	—	0.0
Caa and Lower	(1)	4	3.0	(1)	4	4.0
Total	$16	$1,757	4.1	$38	$1,724	4.1
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
December 31, 2022
Derivative assets	$2,295	$(1,659)	$(629)	$7	$(5)	$2
Derivative liabilities	$3,910	$(1,659)	$—	$2,251	$(2,251)	$—
December 31, 2021
Derivative assets	$3,113	$(1,155)	$(1,480)	$478	$(413)	$65
Derivative liabilities	$1,632	$(1,155)	$—	$477	$(477)	$—
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
7. Derivatives (continued)
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	December 31,
	2022	2021
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$2,251	$477
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$4,894	$839
_______________
(1)After taking into consideration the existence of netting agreements.
(2)Substantially all of the Company’s collateral arrangements provide for daily posting of collateral for the full value of the derivative contract. As a result, if the credit-contingent provisions of derivative contracts in a net liability position were triggered, minimal additional assets would be required to be posted as collateral or needed to settle the instruments immediately. Additionally, the Company is required to pledge initial margin for certain new OTC-bilateral derivative transactions to third-party custodians.
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

	December 31, 2022
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$30,973	$1,189	$32,162
Foreign corporate	—	9,894	598	10,492
U.S. government and agency	3,507	4,391	—	7,898
RMBS	—	7,477	14	7,491
CMBS	—	6,504	33	6,537
ABS	—	5,037	318	5,355
State and political subdivision	—	3,741	—	3,741
Foreign government	—	1,043	38	1,081
Total fixed maturity securities	3,507	69,060	2,190	74,757
Equity securities	12	27	27	66
Short-term investments	206	93	—	299
Derivative assets: (1)
Interest rate	—	304	—	304
Foreign currency exchange rate	—	703	29	732
Credit	—	10	8	18
Equity market	—	1,217	—	1,217
Total derivative assets	—	2,234	37	2,271
Embedded derivatives within asset host contracts (2)	—	—	117	117
Separate account assets	29	78,851	—	78,880
Total assets	$3,754	$150,265	$2,371	$156,390
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$2,802	$—	$2,802
Foreign currency exchange rate	—	9	—	9
Credit	—	—	2	2
Equity market	—	1,098	—	1,098
Total derivative liabilities	—	3,909	2	3,911
Embedded derivatives within liability host contracts (2)	—	—	5,588	5,588
Total liabilities	$—	$3,909	$5,590	$9,499

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)

	December 31, 2021
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$37,568	$906	$38,474
Foreign corporate	—	11,112	493	11,605
U.S. government and agency	3,159	6,009	—	9,168
RMBS	—	9,209	11	9,220
CMBS	—	7,149	44	7,193
ABS	—	4,110	165	4,275
State and political subdivision	—	4,760	—	4,760
Foreign government	—	1,806	26	1,832
Total fixed maturity securities	3,159	81,723	1,645	86,527
Equity securities	21	61	13	95
Short-term investments	640	20	2	662
Derivative assets: (1)
Interest rate	—	1,094	—	1,094
Foreign currency exchange rate	—	304	10	314
Credit	—	27	12	39
Equity market	—	1,649	16	1,665
Total derivative assets	—	3,074	38	3,112
Embedded derivatives within asset host contracts (2)	—	—	186	186
Separate account assets	41	106,184	—	106,225
Total assets	$3,861	$191,062	$1,884	$196,807
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$130	$—	$130
Foreign currency exchange rate	—	47	—	47
Credit	—	—	1	1
Equity market	—	1,465	1	1,466
Total derivative liabilities	—	1,642	2	1,644
Embedded derivatives within liability host contracts (2)	—	—	8,800	8,800
Total liabilities	$—	$1,642	$8,802	$10,444
_______________
(1)Derivative assets are reported in other invested assets and derivative liabilities are reported in other liabilities. The amounts are presented gross in the tables above to reflect the presentation on the consolidated balance sheets.
(2)Embedded derivatives within asset host contracts are reported in premiums, reinsurance and other receivables. Embedded derivatives within liability host contracts are reported in policyholder account balances.

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the year ended December 31, 2022.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)
The Company issues certain variable annuity products with guaranteed minimum benefits. GMABs, the non-life contingent portion of GMWBs and certain portions of GMIBs are accounted for as embedded derivatives and measured at estimated fair value separately from the host variable annuity contract. These embedded derivatives are classified in policyholder account balances, with changes in estimated fair value reported in net derivative gains (losses).
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
The Company issues and assumes through reinsurance index-linked annuities which allow the policyholder to participate in returns from equity indices. The crediting rates associated with these features are embedded derivatives which are measured at estimated fair value separately from the host fixed annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified in policyholder account balances.
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

					December 31, 2022			December 31, 2021			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.03%	-	12.62%	0.03%	-	12.62%	Decrease (1)
			•	Lapse rates	0.30%	-	14.50%	0.30%	-	14.50%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.46%	-	22.01%	16.44%	-	22.16%	Increase (5)
			•	Nonperformance risk spread	0.00%	-	1.98%	(0.38)%	-	1.49%	Decrease (6)
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Balance, January 1, 2021	$684	$67	$—	$3	$—	$2	$(7,301)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(1)	—	—	—	—	1	(1,229)	—
Total realized/unrealized gains (losses) included in AOCI	(7)	—	—	—	—	12	—	—
Purchases (7)	951	202	26	10	2	20	—	—
Sales (7)	(53)	(12)	—	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(84)	—
Transfers into Level 3 (8)	52	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(227)	(37)	—	—	—	1	—	(3)
Balance, December 31, 2021	1,399	220	26	13	2	36	(8,614)	—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(5)	1	—	—	—	(9)	3,730	—
Total realized/unrealized gains (losses) included in AOCI	(266)	(23)	(10)	—	—	17	—	—
Purchases (7)	933	251	5	14	—	1	—	—
Sales (7)	(184)	(16)	(2)	—	(2)	(9)	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(587)	—
Transfers into Level 3 (8)	94	33	19	—	—	—	—	—
Transfers out of Level 3 (8)	(184)	(101)	—	—	—	(1)	—	—
Balance, December 31, 2022	$1,787	$365	$38	$27	$—	$35	$(5,471)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2020 (9)	$(5)	$—	$—	$—	$—	$(4)	$(2,398)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2021 (9)	$(2)	$—	$—	$—	$—	$(11)	$(761)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2022 (9)	$3	$—	$—	$1	$—	$(1)	$3,432	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at December 31, 2020 (9)	$(3)	$1	$—	$—	$—	$(9)	$—	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2021 (9)	$(6)	$—	$—	$—	$—	$12	$—	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2022 (9)	$(268)	$(23)	$(10)	$—	$—	$17	$—	$—
Gains (Losses) Data for the year ended December 31, 2020:
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	$(6)	$—	$—	$—	$—	$9	$(2,325)	$—
Total realized/unrealized gains (losses) included in AOCI	$(3)	$1	$—	$—	$—	$(9)	$—	$—
_______________

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)
(1)Comprised of U.S. and foreign corporate securities.
(2)Freestanding derivative assets and liabilities are reported net for purposes of the rollforward.
(3)Embedded derivative assets and liabilities are reported net for purposes of the rollforward.
(4)Investment performance related to separate account assets is fully offset by corresponding amounts credited to contract holders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income (loss). For the purpose of this disclosure, these changes are reported in net investment gains (losses).
(5)Amortization of premium/accretion of discount is included in net investment income. Changes in the allowance for credit losses and direct write-offs are charged to net income (loss) on securities are included in net investment gains (losses). Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).
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
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,877	$—	$—	$20,760	$20,760
Policy loans	$898	$—	$477	$453	$930
Other invested assets	$341	$—	$201	$140	$341
Premiums, reinsurance and other receivables	$5,915	$—	$77	$5,988	$6,065
Liabilities
Policyholder account balances	$31,223	$—	$—	$30,303	$30,303
Short-term debt	$125	$—	$—	$125	$125
Long-term debt	$838	$—	$28	$714	$742
Other liabilities	$1,009	$—	$212	$797	$1,009
Separate account liabilities	$1,022	$—	$1,022	$—	$1,022

	December 31, 2021
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$19,787	$—	$—	$20,591	$20,591
Policy loans	$869	$—	$470	$568	$1,038
Other invested assets	$85	$—	$70	$15	$85
Premiums, reinsurance and other receivables	$3,075	$—	$20	$3,583	$3,603
Liabilities
Policyholder account balances	$23,507	$—	$—	$23,487	$23,487
Long-term debt	$841	$—	$36	$1,087	$1,123
Other liabilities	$886	$—	$60	$816	$876
Separate account liabilities	$1,437	$—	$1,437	$—	$1,437

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Long-term and Short-term Debt
Long-term debt outstanding was as follows at:

			December 31,
	Stated Interest Rate	Maturity	2022	2021
			(In millions)
Surplus note — affiliated (1)	8.070%	2059	$412	$412
Surplus note — affiliated (1)	8.150%	2058	200	200
Surplus note — affiliated (1)	7.800%	2058	200	200
Other long-term debt — unaffiliated (2)	7.028%	2030	26	29
Total long-term debt			$838	$841
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
The aggregate maturities of long-term debt at December 31, 2022 were $2 million in each of 2023 and 2024, $3 million in each of 2025, 2026 and 2027, and $825 million thereafter.
Interest expense related to long-term and short-term debt of $70 million, $67 million and $68 million for the years ended December 31, 2022, 2021 and 2020, respectively, is included in other expenses, of which $68 million, $65 million and $65 million, respectively, was associated with affiliated debt.
Intercompany Liquidity Facilities
BHF has established an intercompany liquidity facility with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under the facility, which is comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term of up to 364 days, depending on the agreement.
On May 16, 2022, BH Holdings issued a $125 million promissory note to Brighthouse Life Insurance Company and Brighthouse Life Insurance Company of NY (“BHNY”) issued a $125 million promissory note to BH Holdings (the “May 2022 Promissory Notes”), in which both notes bore interest at a fixed rate of 2.5363%. Upon maturity on August 16, 2022, the May 2022 Promissory Notes were replaced by two new promissory notes which bore interest at a fixed rate of 4.0466% (the “August 2022 Promissory Notes”). Upon maturity on November 16, 2022, the August 2022 Promissory Notes were replaced by two new promissory notes that bear interest at a fixed rate of 5.7689% and 5.4504%, respectively, and both mature on February 16, 2023 (the “November 2022 Promissory Notes”). See Note 15 for more information.
Committed Facilities
Reinsurance Financing Arrangement
Brighthouse Reinsurance Company of Delaware (“BRCD”) maintains a financing arrangement with a pool of highly rated third-party reinsurers consisting of credit-linked notes that each mature in 2039. Effective December 31, 2022, with the explicit permission of the Delaware Commissioner, BRCD amended its financing agreement to increase the maximum facility from $12.0 billion to $15.0 billion. At December 31, 2022, there were no borrowings and there was $15.0 billion of funding available under this financing arrangement. For the years ended December 31, 2022, 2021 and 2020, the Company recognized commitment fees of $26 million, $34 million and $30 million, respectively, in other expenses associated with this financing arrangement.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
9. Long-term and Short-term Debt (continued)
Repurchase Facilities
At December 31, 2022, Brighthouse Life Insurance Company maintains secured committed repurchase facilities (the “Repurchase Facilities”) under which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $2.0 billion for a term of up to three years. Under the Repurchase Facilities, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (up to three months) and at a price which represents the original purchase price plus interest. At December 31, 2022, there were no borrowings under the Repurchase Facilities.
10. Equity
Statutory Financial Information
The states of domicile of Brighthouse Life Insurance Company and BHNY impose RBC requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). The requirements are used by regulators to assess the minimum amount of statutory capital needed for an insurance company to support its operations, based on its size and risk profile. RBC is based on the statutory financial statements and is calculated in a manner prescribed by the NAIC, with the RBC ratio equal to the total adjusted capital (“TAC”) divided by the applicable company action level. Companies below minimum RBC ratios are subject to corrective action. The RBC ratios for Brighthouse Life Insurance Company and BHNY were each in excess of such minimums for all periods presented.
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
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2022	2021	2020
		(In millions)
Brighthouse Life Insurance Company	Delaware	$1,373	$(156)	$(979)
Brighthouse Life Insurance Company of NY	New York	$(152)	$(52)	$(390)
Statutory capital and surplus was as follows at:

	December 31,
Company	2022	2021
	(In millions)
Brighthouse Life Insurance Company	$6,349	$7,763
Brighthouse Life Insurance Company of NY	$223	$357
The Company has a reinsurance subsidiary, BRCD, which reinsures risks including level premium term life and ULSG assumed from other Brighthouse Financial life insurance subsidiaries. BRCD, with the explicit permission of the Delaware Insurance Commissioner (“Delaware Commissioner”), has included the value of credit-linked notes as admitted assets, which resulted in higher statutory capital and surplus of $10.7 billion and $8.6 billion for the years ended December 31, 2022 and 2021, respectively.
The statutory net income (loss) of BRCD was ($208) million, $543 million and $145 million for the years ended December 31, 2022, 2021 and 2020, respectively, and the combined statutory capital and surplus, including the aforementioned prescribed practices, were $696 million and $644 million at December 31, 2022 and 2021, respectively.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
Dividend Restrictions
The table below sets forth the dividends permitted to be paid by certain of the Company’s insurance companies without insurance regulatory approval and dividends paid:

	2023	2022	2021	2020
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)	Paid (2)
	(In millions)
Brighthouse Life Insurance Company	$527	$—	$550	$1,250
Brighthouse Life Insurance Company of NY	$22	$—	$—	$—
_______________
(1)Reflects dividend amounts that may be paid during 2023 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2023, some or all of such dividends may require regulatory approval to the extent dividends were paid in 2022.
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
Under New York insurance laws, BHNY is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to its parent in any calendar year based on one of two standards. Under one standard, BHNY is permitted, without prior insurance regulatory clearance, to pay dividends out of earned surplus (defined as positive “unassigned funds (surplus)”, excluding 85% of the change in net unrealized capital gains or losses (less capital gains tax), for the immediately preceding calendar year), in an amount up to the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not to exceed 30% of surplus to policyholders as of the end of the immediately preceding calendar year. In addition, under this standard, BHNY may not, without prior insurance regulatory clearance, pay any dividends in any calendar year immediately following a calendar year for which its net gain from operations, excluding realized capital gains, was negative. Under the second standard, if dividends are paid from a source other than earned surplus, BHNY may, without prior insurance regulatory clearance, pay an amount up to the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). In addition, BHNY will be permitted to pay a dividend to its parent in excess of the amounts allowed under both standards only if it files notice of its intention to declare such a dividend and the amount thereof with the NY Superintendent, and the NY Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing. To the extent BHNY pays a stockholder dividend, such dividend will be paid to Brighthouse Life Insurance Company, its direct parent and sole stockholder.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
Under BRCD’s plan of operations, no dividend or distribution may be made by BRCD without the prior approval of the Delaware Commissioner. BRCD did not pay any extraordinary dividends during the year ended December 31, 2022. During the year ended December 31, 2021, BRCD paid an extraordinary dividend in the form of the settlement of affiliated reinsurance balances of $400 million, invested assets of $197 million and cash of $3 million. During the year ended December 31, 2020, BRCD paid an extraordinary dividend in the form of invested assets of $423 million and the settlement of affiliated reinsurance balances of $177 million, which was approved by the Delaware Commissioner in December 2019. During each of the years ended December 31, 2022, 2021 and 2020, BRCD paid cash dividends of $1 million to its preferred shareholders.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Total
	(In millions)
Balance at December 31, 2019	$3,066	$163	$(14)	$3,215
OCI before reclassifications (2)	3,159	(52)	19	3,126
Deferred income tax benefit (expense) (3)	(663)	11	(13)	(665)
AOCI before reclassifications, net of income tax	5,562	122	(8)	5,676
Amounts reclassified from AOCI	(305)	(18)	—	(323)
Deferred income tax benefit (expense) (3)	64	4	—	68
Amounts reclassified from AOCI, net of income tax	(241)	(14)	—	(255)
Balance at December 31, 2020	5,321	108	(8)	5,421
OCI before reclassifications	(2,090)	170	1	(1,919)
Deferred income tax benefit (expense) (3)	438	(36)	—	402
AOCI before reclassifications, net of income tax	3,669	242	(7)	3,904
Amounts reclassified from AOCI	7	(12)	—	(5)
Deferred income tax benefit (expense) (3)	(1)	3	—	2
Amounts reclassified from AOCI, net of income tax	6	(9)	—	(3)
Balance at December 31, 2021	3,675	233	(7)	3,901
OCI before reclassifications	(12,112)	329	(22)	(11,805)
Deferred income tax benefit (expense) (3)	2,524	(50)	4	2,478
AOCI before reclassifications, net of income tax	(5,913)	512	(25)	(5,426)
Amounts reclassified from AOCI	202	(21)	—	181
Deferred income tax benefit (expense) (3)	(42)	5	—	(37)
Amounts reclassified from AOCI, net of income tax	160	(16)	—	144
Balance at December 31, 2022	$(5,753)	$496	$(25)	$(5,282)
_______________
(1)See Note 6 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.
(2)Includes $3 million related to the adoption of the allowance for credit losses guidance
(3)The effects of income taxes on amounts recorded in AOCI are also recognized in AOCI. These income tax effects are released from AOCI when the related activity is reclassified into results from operations.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	Years Ended December 31,
	2022	2021	2020
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains(losses)	$(182)	$(4)	$319	Net investment gains (losses)
Net unrealized investment gains (losses)	(20)	(3)	(14)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(202)	(7)	305
Income tax (expense) benefit	42	1	(64)
Net unrealized investment gains (losses), net of income tax	(160)	(6)	241
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	5	2	2	Net derivative gains (losses)
Interest rate swaps	4	3	3	Net investment income
Foreign currency swaps	12	7	13	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	21	12	18
Income tax (expense) benefit	(5)	(3)	(4)
Gains (losses) on cash flow hedges, net of income tax	16	9	14
Total reclassifications, net of income tax	$(144)	$3	$255
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
Other revenues consisted primarily of 12b-1 fees of $217 million, $264 million and $235 million for the years ended December 31, 2022, 2021 and 2020, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements — (continued)
11. Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Compensation	$336	$360	$321
Contracted services and other labor costs	266	249	251
Transition services agreements	55	119	122
Establishment costs	63	93	194
Premium and other taxes, licenses and fees	49	47	39
Volume related costs, excluding compensation, net of DAC capitalization	478	643	591
Interest expense on debt	70	67	68
Other	358	222	258
Total other expenses	$1,675	$1,800	$1,844
Capitalization of DAC
See Note 4 for additional information on the capitalization of DAC.
Interest Expense on Debt
See Note 9 for attribution of interest expense by debt issuance.
Related Party Expenses
See Note 14 for a discussion of related party expenses included in the table above.
12. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Current:
Federal	$(88)	$5	$—
Deferred:
Federal	(120)	(76)	(433)
Provision for income tax expense (benefit)	$(208)	$(71)	$(433)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
12. Income Tax (continued)

The reconciliation of the income tax provision at the statutory tax rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Tax provision at statutory rate	$(57)	$(1)	$(365)
Tax effect of:
Resolution of prior years	(71)	(3)	—
Dividends received deduction	(32)	(34)	(38)
Change in uncertain tax benefits	(20)	—	—
Tax credits	(19)	(15)	(24)
Return to provision	(5)	12	2
Adjustments to deferred tax	(2)	(48)	(6)
Change in valuation allowance	—	18	—
Other, net	(2)	—	(2)
Provision for income tax expense (benefit)	$(208)	$(71)	$(433)
Effective tax rate	77%	1,654%	25%
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2022	2021
	(In millions)
Deferred income tax assets:
Net unrealized investment losses	$1,397	$—
Net operating loss carryforwards	1,246	1,253
Investments, including derivatives	285	—
Tax credit carryforwards	183	150
Intangibles	43	45
Employee benefits	3	4
Other	28	5
Total deferred income tax assets	3,185	1,457
Less: Valuation allowance	18	18
Total net deferred income tax assets	3,167	1,439
Deferred income tax liabilities:
Policyholder liabilities and receivables	969	429
DAC	618	688
Net unrealized investment gains	—	1,039
Investments, including derivatives	—	264
Total deferred income tax liabilities	1,587	2,420
Net deferred income tax asset (liability)	$1,580	$(981)

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
12. Income Tax (continued)

The following table sets forth the net operating loss carryforwards for tax purposes at December 31, 2022.

Net Operating Loss Carryforwards
(In millions)
Expiration
2032-2037	$2,008
Indefinite	3,924
$5,932
The following table sets forth the general business credits and foreign tax credits available for carryforward for tax purposes at December 31, 2022.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits
	(In millions)
Expiration
2023-2026	$—	$18
2027-2031	—	121
2032-2036	5	26
2037-2041	13	—
Indefinite	—	—
	$18	$165
The Company believes that it is more likely than not that the benefit from certain tax credit carryforwards will not be realized. Accordingly, a valuation allowance of $18 million has been established on the deferred tax assets related to the tax credit carryforwards at December 31, 2022.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Balance at January 1,	$34	$34	$34
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Additions for tax positions of current year	—	—	—
Reductions for tax positions of current year	—	—	—
Settlements with tax authorities	—	—	—
Lapses of statutes of limitations	(20)	—	—
Balance at December 31,	$14	$34	$34
Unrecognized tax benefits that, if recognized would impact the effective rate	$14	$34	$34
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included in other expenses, while penalties are included in income tax expense. Interest related to unrecognized tax benefits was not significant. The Company had no penalties for each of the years ended December 31, 2022, 2021 and 2020.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
12. Income Tax (continued)

The Company is subject to examination by the Internal Revenue Service and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to federal, state or local income tax examinations for years prior to 2017. Management believes it has established adequate tax liabilities, and final resolution of any audits for the years 2017 and forward is not expected to have a material impact on the Company’s consolidated financial statements.
Tax Sharing Agreements
For the periods prior to the Separation, the Company filed a consolidated federal life and non-life income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended. Current taxes (and the benefits of tax attributes such as losses) are allocated to the Company, and its includable subsidiaries, under the consolidated tax return regulations and a tax sharing agreement with MetLife, Inc. This tax sharing agreement states that federal taxes will be computed on a modified separate return basis with benefits for losses.
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
Income Tax Transactions with Former Parent
The Company entered into a tax separation agreement with MetLife, Inc. Among other things, the tax separation agreement governs the allocation between MetLife, Inc. and the Company of the responsibility for the taxes of the MetLife, Inc. group. The tax separation agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. For the year ended December 31, 2022, MetLife, Inc. paid the Company $14 million, and for the years ended December 31, 2021 and 2020, the Company paid MetLife, Inc. $73 million and $0, respectively, under the tax separation agreement. At December 31, 2022, there was a current income tax receivable of $14 million, and at December 31, 2021, there was a current income tax payable of $68 million related to this agreement.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
13. Contingencies, Commitments and Guarantees (continued)
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2022.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of December 31, 2022, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
Cost of Insurance Class Actions
Richard A. Newton v. Brighthouse Life Insurance Company (U.S. District Court, Northern District of Georgia, Atlanta Division, filed May 8, 2020). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff was the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of all persons who own or owned life insurance policies issued where the terms of the life insurance policy provide or provided, among other things, a guarantee that the cost of insurance rates would not be increased by more than a specified percentage in any contract year. Plaintiff also alleges that cost of insurance charges were based on improper factors and should have decreased over time due to improving mortality but did not. Plaintiff alleges, among other things, causes of action for breach of contract, fraud, suppression and concealment, and violation of the Georgia Racketeer Influenced and Corrupt Organizations Act. Plaintiff seeks to recover damages, including punitive damages, interest and treble damages, attorneys’ fees, and injunctive and declaratory relief. Brighthouse Life Insurance Company filed a motion to dismiss in June 2020, which was granted in part and denied in part in March 2021. Plaintiff was granted leave to amend the complaint. On January 18, 2023, the plaintiff filed a motion on consent to amend the second amended class action complaint to narrow the scope of the class sought to those who own or owned policies issued in Georgia; the motion was granted on January 23, 2023, and the third amended complaint was filed on January 23, 2023. The Company intends to vigorously defend this matter.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
13. Contingencies, Commitments and Guarantees (continued)
Lawrence Martin v. Brighthouse Life Insurance Company (U.S. District Court, Southern District of New York, filed April 6, 2021). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff is the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of similarly situated owners of universal life insurance policies issued or administered by defendants and alleges that cost of insurance charges were based on improper factors and should have decreased over time due to improving mortality but did not. Plaintiff alleges, among other things, causes of action for breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment. Plaintiff seeks to recover compensatory damages, attorney’s fees, interest, and equitable relief including a constructive trust. Brighthouse Life Insurance Company filed a motion to dismiss in June 2021, which was denied in February 2022. BHNY was initially named as a defendant when the lawsuit was filed, but was dismissed as a defendant, without prejudice, in April 2022. The Company intends to vigorously defend this matter.
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
Other Loss Contingencies
As with litigation and regulatory loss contingencies, the Company considers establishing liabilities for loss contingencies associated with disputes or other matters involving third parties, including counterparties to contractual arrangements entered into by the Company (e.g., third-party vendors and reinsurers), as well as with tax or other authorities (“other loss contingencies”). The Company establishes liabilities for such other loss contingencies when it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. In matters where it is not probable, but is reasonably possible that a loss will be incurred and the amount of loss can be reasonably estimated, such losses or range of losses are disclosed, and no accrual is made. In the absence of sufficient information to support an assessment of the reasonably possible loss or range of loss, no accrual is made and no loss or range of loss is disclosed.
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
As of December 31, 2022, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $125 million, which are primarily associated with the reinsurance-related matters described above. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss. During the second quarter of 2022, the Company settled a reinsurance-related matter with a third party for $140 million, which is reported in other expenses.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)
13. Contingencies, Commitments and Guarantees (continued)
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $247 million and $719 million at December 31, 2022 and 2021, respectively.
Commitments to Fund Partnership Investments, and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.9 billion and $2.3 billion at December 31, 2022 and 2021, respectively.
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
The Company’s recorded liabilities were $1 million at both December 31, 2022 and 2021 for indemnities, guarantees and commitments.
14. Related Party Transactions
The Company has various existing arrangements with its Brighthouse Financial affiliates and had previous arrangements with MetLife, Inc. for services necessary to conduct its activities. Certain of the MetLife, Inc. services have continued, however, MetLife, Inc. ceased to be a related party in June 2018. See Note 11 for amounts related to continuing transition services.
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

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Notes to the Consolidated Financial Statements (continued)

Shared Services and Overhead Allocations
Brighthouse Services currently provides the Company certain services which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Revenues received from an affiliate related to these agreements, recorded in universal life and investment-type product policy fees, were $193 million, $235 million and $213 million for the years ended December 31, 2022, 2021 and 2020, respectively. Costs incurred under these arrangements were $946 million, $1.0 billion and $1.1 billion for the years ended December 31, 2022, 2021 and 2020, respectively, and were recorded in other expenses.
Included in these costs were those incurred related to the establishment of services and infrastructure to replace those previously provided by MetLife, Inc.. The Company incurred costs of $0, $0 and $88 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company has been charged a fee to reflect the value of the available infrastructure and services provided by these costs. While management believes the method used to allocate expenses under this arrangement has been reasonable, the allocated expenses may not have been indicative of those of a standalone entity. These establishment costs were fully allocated as of December 31, 2020.
The Company had net receivables from/(payables to) affiliates, related to the items discussed above, of ($188) million and ($182) million at December 31, 2022 and 2021, respectively.
Broker-Dealer Transactions
The related party expense for the Company was commissions paid on the sale of variable products and passed through to the broker-dealer affiliate. The related party revenue for the Company was fee income passed through the broker-dealer affiliate from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $186 million, $224 million and $200 million for the years ended December 31, 2022, 2021 and 2020, respectively. Commission expenses incurred related to these transactions and recorded in other expenses was $920 million, $1.0 billion and $858 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company also had related party fee income receivables of $14 million and $19 million at December 31, 2022 and 2021, respectively.
15. Subsequent Event
Intercompany Liquidity Facilities
Upon maturity on February 16, 2023, the November 2022 Promissory Notes were replaced with two $125 million promissory notes that each bear interest at a fixed rate of 5.9966% and 5.9937%, respectively, and both mature on May 16, 2023.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule I
Consolidated Summary of Investments
Other Than Investments in Related Parties
December 31, 2022
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. government and agency	$8,195	$7,898	$7,898
State and political subdivision	4,015	3,741	3,741
Public utilities	3,599	3,160	3,160
Foreign government	1,148	1,081	1,081
All other corporate bonds	44,724	39,096	39,096
Total bonds	61,681	54,976	54,976
Mortgage-backed and asset-backed securities	21,270	19,383	19,383
Redeemable preferred stock	444	398	398
Total fixed maturity securities	83,395	74,757	74,757
Equity securities:
Non-redeemable preferred stock	43	37	37
Common stock:
Industrial, miscellaneous and all other	26	27	27
Public utilities	—	2	2
Total equity securities	69	66	66
Mortgage loans	22,877		22,877
Policy loans	898		898
Limited partnerships and LLCs	4,774		4,774
Short-term investments	299		299
Other invested assets	2,984		2,984
Total investments	$115,296		$106,655
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

Brighthouse Life Insurance Company
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2022 and 2021
(In millions, except share and per share data)

	2022	2021
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $71,285 and $66,348, respectively; allowance for credit losses of $4 and $10, respectively)	$64,250	$73,232
Equity securities, at estimated fair value	55	85
Mortgage loans (net of allowance for credit losses of $114 and $120, respectively)	21,658	18,977
Policy loans	898	869
Limited partnerships and limited liability companies	4,191	4,271
Short-term investments, principally at estimated fair value	299	649
Investment in subsidiaries	2,563	5,127
Other invested assets, principally at estimated fair value	2,600	2,855
Total investments	96,514	106,065
Cash and cash equivalents	3,102	3,309
Accrued investment income	765	588
Premiums, reinsurance and other receivables (net of allowance for credit losses of $10 and $10, respectively)	18,292	15,080
Receivable from subsidiaries	11,568	11,422
Deferred policy acquisition costs and value of business acquired	4,692	4,405
Current income tax recoverable	27	—
Deferred income tax asset	3,197	1,385
Other assets	332	354
Separate account assets	74,958	101,076
Total assets	$213,447	$243,684
Liabilities and Stockholder's Equity
Liabilities
Future policy benefits	$41,444	$42,081
Policyholder account balances	69,539	62,187
Other policy-related balances	3,724	3,764
Payables for collateral under securities loaned and other transactions	4,353	5,922
Long-term and short-term debt	812	812
Current income tax payable	—	11
Other liabilities	11,768	11,735
Separate account liabilities	74,958	101,076
Total liabilities	206,598	227,588
Stockholder's Equity
Common stock, par value $25,000 per share; 4,000 shares authorized; 3,000 shares issued and outstanding	75	75
Additional paid-in capital	17,773	17,773
Retained earnings (deficit)	(5,717)	(5,653)
Accumulated other comprehensive income (loss)	(5,282)	3,901
Total stockholder's equity	6,849	16,096
Total liabilities and stockholder's equity	$213,447	$243,684
See accompanying notes to the condensed financial information.

Brighthouse Life Insurance Company
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2022, 2021 and 2020
(In millions)

	2022	2021	2020
Condensed Statements of Operations
Revenues
Premiums	$371	$461	$428
Universal life and investment-type product policy fees	2,226	2,592	2,440
Net investment income	3,620	4,340	3,111
Other revenues	477	391	398
Net investment gains (losses)	(233)	12	296
Net derivative gains (losses)	2,863	(1,806)	(1,594)
Total revenues	9,324	5,990	5,079
Expenses
Policyholder benefits and claims	3,299	2,131	3,087
Interest credited to policyholder account balances	1,252	1,122	912
Amortization of deferred policy acquisition costs and value of business acquired	790	66	626
Other expenses	1,865	2,733	2,102
Total expenses	7,206	6,052	6,727
Income (loss) before provision for income tax and equity in earnings (losses) of subsidiaries	2,118	(62)	(1,648)
Provision for income tax expense (benefit)	309	(78)	(410)
Income (loss) before equity in earnings (losses) of subsidiaries	1,809	16	(1,238)
Equity in earnings (losses) of subsidiaries	(1,873)	50	(68)
Net income (loss) attributable to Brighthouse Life Insurance Company	$(64)	$66	$(1,306)
Comprehensive income (loss)	$(9,247)	$(1,454)	$900
See accompanying notes to the condensed financial information.

Brighthouse Life Insurance Company
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2022, 2021 and 2020

(In millions)

	2022	2021	2020
Condensed Statements of Cash Flows
Net cash provided by (used in) operating activities	$(898)	$1,368	$815
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	9,701	11,647	7,591
Equity securities	48	107	66
Mortgage loans	2,036	2,814	1,869
Limited partnerships and limited liability companies	249	271	177
Purchases of:
Fixed maturity securities	(14,364)	(18,942)	(12,517)
Equity securities	(14)	(8)	(17)
Mortgage loans	(4,864)	(6,680)	(1,993)
Limited partnerships and limited liability companies	(807)	(837)	(581)
Cash received in connection with freestanding derivatives	4,327	3,489	6,035
Cash paid in connection with freestanding derivatives	(3,833)	(4,471)	(4,284)
Receipts on loans to affiliate	—	—	100
Issuances of loans to affiliate	(125)	—	(100)
Returns of capital and dividends from subsidiaries	30	24	16
Capital contributions to subsidiaries	(100)	—	—
Net change in policy loans	(29)	15	(9)
Net change in short-term investments	351	1,021	(223)
Net change in other invested assets	(381)	(33)	22
Net cash provided by (used in) investing activities	(7,775)	(11,583)	(3,848)
Cash flows from financing activities
Policyholder account balances:
Deposits	29,929	14,203	8,568
Withdrawals	(19,711)	(3,966)	(3,029)
Net change in payables for collateral under securities loaned and other transactions	(1,569)	821	812
Dividends paid to parent	—	(550)	(1,250)
Financing element on certain derivative instruments and other derivative related transactions, net	(183)	(368)	(957)
Net cash provided by (used in) financing activities	8,466	10,140	4,144
Change in cash, cash equivalents and restricted cash	(207)	(75)	1,111
Cash, cash equivalents and restricted cash, beginning of year	3,309	3,384	2,273
Cash, cash equivalents and restricted cash, end of year	$3,102	$3,309	$3,384
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$65	$65	$65
Income tax	$(56)	$45	$(32)
Non-cash transactions:
Transfer of fixed maturity securities from affiliates	$589	$240	$417
Transfer of limited partnerships and limited liability companies to affiliates	$587	$—	$—
Transfer of fixed maturity securities to affiliates	$296	$722	$280
Transfer of mortgage loans to affiliates	$89	$—	$—
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
2. Investment in Subsidiaries
During the year ended December 31, 2022, Brighthouse Life Insurance Company paid a cash capital contribution of $100 million to BHNY. See Note 10 of the Notes to the Consolidated Financial Statements for information regarding dividends paid by BRCD to Brighthouse Life Insurance Company.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2022 and 2021
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1), (2)	Unearned Revenue (1)
2022
Annuities	$4,603	$11,351	$54,812	$—	$80
Life	471	5,947	2,349	10	155
Run-off	4	19,537	6,787	—	254
Corporate & Other	106	7,416	10,164	6	—
Total	$5,184	$44,251	$74,112	$16	$489
2021
Annuities	$4,237	$10,258	$50,815	$—	$81
Life	515	5,945	2,404	10	133
Run-off	4	23,031	7,207	—	213
Corporate & Other	95	7,508	5,769	5	—
Total	$4,851	$46,742	$66,195	$15	$427
_______________
(1)Amounts are included in the future policy benefits and other policy-related balances column.
(2)Includes premiums received in advance.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule III
Consolidated Supplementary Insurance Information — (continued)
December 31, 2022, 2021 and 2020
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income (1)	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA	Other Expenses
2022
Annuities	$1,997	$2,233	$2,736	$811	$963
Life	518	376	835	71	97
Run-off	615	1,146	1,796	—	292
Corporate & Other	73	309	190	(11)	323
Total	$3,203	$4,064	$5,557	$871	$1,675
2021
Annuities	$2,335	$2,196	$1,646	$86	$1,087
Life	640	617	654	8	160
Run-off	619	1,900	2,108	—	191
Corporate & Other	79	102	91	11	362
Total	$3,673	$4,815	$4,499	$105	$1,800
2020
Annuities	$2,179	$1,800	$2,438	$627	$1,043
Life	671	402	831	78	150
Run-off	642	1,264	3,421	—	185
Corporate & Other	83	62	60	(9)	466
Total	$3,575	$3,528	$6,750	$696	$1,844
_______________
(1)See Note 2 of the Notes to the Consolidated Financial Statements for the basis of allocation of net investment income.

Brighthouse Life Insurance Company
(An Indirect Wholly-Owned Subsidiary of Brighthouse Financial, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2022, 2021 and 2020
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2022
Life insurance in-force	$475,382	$138,063	$8,034	$345,353	2.3%
Insurance premium
Life insurance (1)	$1,123	$493	$8	$638	1.3%
Accident & health insurance	198	195	—	3	0.0%
Total insurance premium	$1,321	$688	$8	$641	1.2%
2021
Life insurance in-force	$494,317	$145,618	$8,966	$357,665	2.5%
Insurance premium
Life insurance (1)	$1,193	$500	$(10)	$683	(1.5)%
Accident & health insurance	205	201	—	4	0.0%
Total insurance premium	$1,398	$701	$(10)	$687	(1.5)%
2020
Life insurance in-force	$509,456	$156,361	$8,965	$362,060	2.5%
Insurance premium
Life insurance (1)	$1,251	$532	$12	$731	1.6%
Accident & health insurance	215	210	—	5	0.0%
Total insurance premium	$1,466	$742	$12	$736	1.6%
_______________
(1)    Includes annuities with life contingencies.
For the years ended December 31, 2022, 2021 and 2020, reinsurance assumed included related party transactions for life insurance in-force of $1.5 billion, $1.6 billion and $1.7 billion, respectively, and life insurance premiums of $2 million for each of the years. There were no related party transactions for ceded life insurance in-force and life insurance premiums for the years ended December 31, 2022, 2021 and 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2022.
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
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making the assessment, management used the criteria set forth in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission.
Based upon the assessment performed under that framework, management has maintained and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
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
Independent Auditor’s Fees for 2022 and 2021
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2022 and 2021. All fees shown were related to services that were approved by the BHF Audit Committee.

	2022	2021
	(In millions)
Audit fees (1)	$6	$6
Audit-related fees (2)	$1	$—
Tax fees (3)	$—	$—
All other fees (4)	$—	$—
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
4.1
Service Agreement and Indemnity Combination Coinsurance and Modified Coinsurance Agreement of Certain Life Insurance Policies, between MetLife Insurance Company of Connecticut (now Brighthouse Life Insurance Company) and Metropolitan Life Insurance Company (Treaty #20132), as effective January 1, 2014 (Incorporated by reference to Exhibit 4.1 to MetLife Insurance Company of Connecticut’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”)).

4.2
Service Agreement and Indemnity Combination Coinsurance and Modified Coinsurance Agreement of Certain Annuity Contracts, between MetLife Insurance Company of Connecticut (now Brighthouse Life Insurance Company) and Metropolitan Life Insurance Company (Treaty #20176), as effective January 1, 2014 (Incorporated by reference to Exhibit 4.2 to the 2013 Annual Report).

23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTHOUSE LIFE INSURANCE COMPANY

By:		/s/ Kristine H. Toscano
	Name:	Kristine H. Toscano
	Title:	Vice President and Chief Accounting Officer
	Date:	March 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric T. Steigerwalt	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2023
Eric T. Steigerwalt
/s/ Edward A. Spehar	Director, Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2023
Edward A. Spehar
/s/ Kristine H. Toscano	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2023
Kristine H. Toscano
/s/ Myles J. Lambert	Director	March 1, 2023
Myles J. Lambert
/s/ David A. Rosenbaum	Director	March 1, 2023
David A. Rosenbaum
/s/ John L. Rosenthal	Director	March 1, 2023
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